Form 10-K
period 2021-12-31
KKR & Co. Inc.
filed 2022-02-28
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2021, was approximately $33.1 billion. As of February 24, 2022, the registrant had 591,145,410 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.

FORM 10-K

For the Year Ended December 31, 2021

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

CERTAIN TERMS USED IN THIS REPORT

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise. On February 1, 2021, KKR completed its acquisition of Global Atlantic. KKR holds all of the voting interests in Global Atlantic and owns 61.5% of the economic equity interests in Global Atlantic, following the completion of certain post-closing purchase price adjustments in the second quarter of 2021. Accordingly, the results of Global Atlantic included in our consolidated results of operations are from February 1, 2021 through December 31, 2021. Global Atlantic conducts its insurance business through its subsidiaries that are regulated insurance companies.

For periods between July 1, 2018 and December 31, 2019, references to “common stock” refer to Class A common stock of KKR & Co. Inc., and references to “Series I preferred stock” and “Series II preferred stock” refer to Class B common stock and Class C common stock of KKR & Co. Inc., respectively. Prior to July 1, 2018, KKR & Co. Inc. was a limited partnership named KKR & Co. L.P. References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. References to our “senior principals” are to our senior employees who hold interests in the Series I preferred stockholder, including Mr. Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to “non-employee operating consultants” for periods prior to January 1, 2020 refer to employees of KKR Capstone Americas LLC and its affiliates (“KKR Capstone”), which were then owned and controlled by their senior management and not subsidiaries or affiliates of KKR.

Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity interests in KKR Group Partnership L.P. ("KKR Group Partnership"), which is the intermediate holding company that owns the entirety of KKR’s business, and are net of amounts that have been allocated to the holders of certain minority interests, including our principals and carry pool participants (who are explained further below). References to “KKR Group Partnership” for periods prior to January 1, 2020 refer to KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, which were combined on that date to form KKR Group Partnership. References to a “KKR Group Partnership Unit” refer to (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to prior to January 1, 2020, and (ii) one Class A partner interest in KKR Group Partnership for periods on and after January 1, 2020.

References to “principals” are to current and former employees who hold interests in KKR’s business through KKR Holdings L.P. (“KKR Holdings”). As of December 31, 2021, KKR Holdings owned, as a limited partner, 258,726,163 Group Partnership Units representing 30.2% of the then outstanding Group Partnership Units. References to “principals” also includes our current employees who hold interests in KKR’s business through KKR Holdings II L.P. KKR Holdings II L.P. is a subsidiary of KKR & Co. Inc. but has an equity ownership in KKR Group Partnership similar to KKR Holdings. As of December 31, 2021, KKR Holdings II L.P. owned, as a limited partner, less than 0.2% of the outstanding Group Partnership Units. References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“KKR Associates Holdings”), in which carry pool participants are limited partners. Neither KKR Holdings nor KKR Associates Holdings is currently a subsidiary of KKR & Co. Inc.

On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management, KKR Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it, (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America.

We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, distributable operating earnings, fee related earnings ("FRE"), asset management segment revenues, book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliations to GAAP Measures." This report also uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM") and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Performance Measures and Other Operating Measures."

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and commercial real estate mortgage-backed securities ("CMBS") vehicles, unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.

Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which KKR Group Partnership Units held by KKR Holdings are exchangeable pursuant to the terms of the exchange agreement described elsewhere in this report, (iii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock are convertible, and (iv) shares of common stock issuable pursuant to any equity awards actually granted from the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"), including equity awards comprised of units in KKR Holdings II L.P. Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "KKR," "we" and "our" in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries. Any KKR entity (including any Global Atlantic entity) referenced herein is responsible for its own financial, contractual and legal obligations.

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
•use of the term perpetual capital;
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
•sponsoring a special purpose acquisition company ("SPAC");
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
•our capital markets activities; and
•use of third-party service providers.

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

•conflicts of interest between our businesses and our clients;
•redemption by fund investors in certain of our real asset funds;
•termination of our investment advisory arrangements; and
•our hedge fund partnerships.

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
•reorganizations undertaken by us; and
•anti-takeover provisions in our organizational documents.

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in our portfolio companies and communities. We sponsor investment funds that invest in private equity, credit and real assets and have strategic partners that manage hedge funds. Our insurance subsidiaries offer retirement, life and reinsurance products under the management of Global Atlantic.
    Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 650 private equity investments in portfolio companies with a total transaction value in excess of $675 billion as of December 31, 2021. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2021, Global Atlantic served approximately three million policyholders.

Our Firm

    We seek to work proactively and collaboratively across business lines, departments, and geographies, as appropriate, to achieve what we believe are the best investment results for our clients and the firm. Through our offices around the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital and carrying out capital markets activities. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment and operational experience in the countries in which we invest. We believe that our global capabilities and one-firm philosophy have helped us to raise capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, while enabling us to diversify our operations.
    Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by a variety of committees. Our investment teams operate with a single culture that rewards investment discipline, creativity, determination and patience and emphasizes the sharing of information, resources, expertise and best practices across offices and asset classes. When appropriate, we staff investment transactions across multiple offices and businesses in order to take advantage of the industry-specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally and expand our businesses.

Our Business

We operate in two segments, our asset management business and, beginning in the first quarter of 2021, our insurance business.

Asset Management

In our asset management business, we have four business lines: (1) Private Markets, (2) Public Markets, (3) Capital Markets, and (4) Principal Activities. Information about our business lines below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.

As an asset management firm, we earn fees, including incentive fees, and carried interest for providing investment management and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction-specific income from capital markets transactions. We earn additional investment income by investing our own capital alongside that of our fund investors and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested.

Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of December 31, 2021, approximately 90% of our AUM consists of capital that is not subject to redemption for at least 8 years from inception and what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "Risks Related to Our Business—AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption, or dividends, and termination." We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.

Since our inception, one of our fundamental investment philosophies has been to align the interests of the firm and our employees with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2021, we and our employees and other personnel have approximately $26.9 billion invested in or committed to our own funds and portfolio companies, including $11.1 billion of capital funded from our balance sheet, $11.9 billion of additional capital committed by our balance sheet to our investment funds, $2.8 billion funded from personal investments, and $1.1 billion of additional capital commitments from personal investments.

Private Markets

Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core equity, growth equity, and impact investments. We also manage and sponsor investment funds that invest capital in real assets, such as infrastructure, real estate, and energy. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2021, our Private Markets business line had $257.0 billion of AUM, consisting of $153.3 billion in private equity (including growth equity, core and impact investments), $83.3 billion in real assets (including infrastructure, real estate, and energy) and $20.4 billion in other related strategies.

The following chart presents the growth in the AUM of our Private Markets business line from December 2005 through December 31, 2021.

Private Markets
Assets Under Management (1)
($ in billions)

$260.0
$240.0
$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$19.7
$31.9
$36.5
$31.8
$38.8
$46.7
$44.5
$56.7
$64.2
$64.6
$66.0
$73.8
$97.5
$103.4
$119.3
$148.7
$257.0
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

(1)    For the years 2006 through 2008, AUM are presented pro forma for the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009, and therefore exclude the net asset value of that vehicle and its former commitments to our investment funds. In 2015 our definition of AUM was amended to include (i) KKR's pro rata portion of AUM managed by strategic partners in which KKR holds a minority stake and (ii) capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital. AUM for all prior periods has been adjusted to include such changes.

The table below presents information as of December 31, 2021, relating to our current private equity and real asset funds and other investment vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2021.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Funds
North America Fund XIII	6/2021	6/2027	$17,749	$17,749	6%	$—	$—	$—	$—	$—
Americas Fund XII	1/2017	6/2021	13,500	1,937	6%	12,039	4,198	10,986	26,586	2,816
North America Fund XI	9/2012	1/2017	8,718	422	3%	9,752	16,367	3,693	8,659	983
2006 Fund (4)	9/2006	9/2012	17,642	247	2%	17,309	34,744	1,649	2,781	278
Millennium Fund (4)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund V	3/2019	7/2025	6,356	2,597	2%	3,828	361	3,707	5,225	257
European Fund IV	12/2014	3/2019	3,515	66	6%	3,577	4,519	1,935	3,103	220
European Fund III (4)	3/2008	3/2014	5,509	150	5%	5,360	10,604	669	175	(20)
European Fund II (4)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	12,056	7%	2,679	—	2,679	2,937	—
Asian Fund III	4/2017	7/2020	9,000	2,156	6%	7,248	3,633	6,541	13,671	1,273
Asian Fund II	4/2013	4/2017	5,825	34	1%	6,839	5,946	3,796	3,833	152
Asian Fund (4)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	23	4
China Growth Fund (4)	11/2010	11/2016	1,010	—	1%	1,010	1,056	330	249	(3)
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088	796	7%	1,489	259	1,352	2,218	157
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	22%	666	810	359	1,529	128
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,789	4%	—	—	—	—	—
Health Care Strategic Growth Fund	12/2016	5/2021	1,331	522	11%	939	196	834	1,261	62
Global Impact Fund	2/2019	2/2025	1,242	429	8%	904	96	849	1,364	94
Private Equity Funds			128,402	42,954		89,364	114,147	39,489	73,654	6,402

Co-Investment Vehicles and Other	Various	Various	16,999	7,898	Various	9,524	7,144	6,228	9,260	1,434

Total Private Equity Funds			145,401	50,852		98,888	121,291	45,717	82,914	7,836

Core Investment Vehicles	Various	Various	24,239	13,379	31%	11,361	516	11,163	18,343	345

Real Assets
Energy Income and Growth Fund II	6/2018	8/2022	994	415	20%	772	193	610	814	13
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	912	1,174	670	—
Natural Resources Fund (4)	Various	Various	887	—	Various	887	123	193	46	—
Global Energy Opportunities	Various	Various	915	62	Various	519	165	326	190	—
Global Infrastructure Investors IV	6/2021	6/2027	15,778	15,778	3%	—	—	—	—	—
Global Infrastructure Investors III	6/2018	6/2021	7,169	2,924	4%	4,511	979	4,022	4,211	—
Global Infrastructure Investors II	10/2014	6/2018	3,040	124	4%	3,163	4,239	1,281	1,757	47
Global Infrastructure Investors	9/2011	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,792	2,738	7%	1,311	258	1,161	1,302	33
Diversified Core Infrastructure Fund	12/2020	(5)	6,939	5,054	7%	1,889	54	1,885	1,931	—
Real Estate Partners Americas III	12/2020	1/2025	4,253	3,167	5%	1,086	—	1,086	1,196	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	266	8%	1,892	1,973	816	1,096	140
Real Estate Partners Americas	5/2013	5/2017	1,229	142	16%	1,016	1,405	142	67	2
Real Estate Partners Europe II	12/2019	4/2024	2,083	1,117	10%	966	—	966	1,107	—
Real Estate Partners Europe	9/2015	12/2019	710	141	10%	648	576	292	360	15
Asia Real Estate Partners	6/2019	6/2023	1,682	1,415	15%	267	—	267	343	1
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950	507	5%	443	65	443	479	8
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	323	1,008	1,004	1
Property Partners Americas	12/2019	(5)	2,463	460	20%	2,003	60	2,003	2,474	20
Co-Investment Vehicles and Other	Various	Various	4,880	715	Various	3,912	1,579	3,436	3,515	14

Real Assets			63,829	35,147		29,317	15,132	21,111	22,562	294

Other
Unallocated Commitments (6)			1,994	1,994	Various	—	—	—	—	—

Private Markets Total			$235,463	$101,372		$139,566	$136,939	$77,991	$123,819	$8,475
(1)The start date represents the date on which the general partner of the applicable fund commenced investment of the fund's capital or the date of the first closing. The end date represents the earlier of (i) the date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments (other than reserved amounts) on behalf of the fund, unless extended by a vote of the fund investors, and (ii) the date on which the last investment was made.
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2021, in the case of uncalled commitments.
(3)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(4)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.

(5)Open-ended fund.
(6)"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.
Performance

    We take a long-term approach to Private Markets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have doubled the value of capital that we have invested in our Private Markets investment funds, turning $141.5 billion of invested capital into $293.6 billion of value from our inception in 1976 to December 31, 2021.
Amount Invested and Total Value for
Private Markets Investment Funds
As of December 31, 2021
From our inception in 1976 through December 31, 2021, our investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 12.1% and 9.5% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and their returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "Risk Factors—Risks Related to the Assets We Manage—The historical returns attributable to our funds, including those presented in this report, should not be considered as indicative of the future results of our funds, our insurance subsidiaries or our balance sheet investments, of our future results or the performance of our common stock."
The tables below present information as of December 31, 2021, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2021, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	34,744	2,781	37,525	12.0%	9.4%	2.2
Asian Fund (2007)	3,983	3,974	8,728	23	8,751	18.9%	13.7%	2.2
European Fund III (2008)	5,509	5,360	10,604	175	10,779	16.5%	11.4%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,056	249	1,305	6.3%	2.2%	1.3
Natural Resources Fund (2010)	887	887	123	46	169	(27.3)%	(29.2)%	0.2
Global Infrastructure Investors (2011)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	9,752	16,367	8,659	25,026	24.5%	19.9%	2.6
Asian Fund II (2013)	5,825	6,839	5,946	3,833	9,779	10.3%	7.2%	1.4
Real Estate Partners Americas (2013)	1,229	1,016	1,405	67	1,472	16.6%	11.8%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	912	670	1,582	(6.6)%	(9.3)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,163	4,239	1,757	5,996	20.2%	17.5%	1.9
European Fund IV (2015)	3,515	3,577	4,519	3,103	7,622	25.4%	20.0%	2.1
Real Estate Partners Europe (2015)	710	648	576	360	936	14.9%	10.4%	1.4
Next Generation Technology Growth Fund (2016)	659	666	810	1,529	2,339	44.6%	38.6%	3.5
Health Care Strategic Growth Fund (2016)	1,331	939	196	1,261	1,457	31.6%	19.7%	1.6
Americas Fund XII (2017)	13,500	12,039	4,198	26,586	30,784	50.1%	41.9%	2.6
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	323	1,004	1,327	9.1%	8.0%	1.3
Core Investment Vehicles (2017)	24,239	11,361	516	18,343	18,859	27.5%	26.0%	1.7
Asian Fund III (2017)	9,000	7,248	3,633	13,671	17,304	50.3%	40.4%	2.4
Real Estate Partners Americas II (2017)	1,921	1,892	1,973	1,096	3,069	31.4%	26.0%	1.6
Global Infrastructure Investors III (2018)	7,169	4,511	979	4,211	5,190	9.3%	6.6%	1.2
Global Impact Fund (2019)	1,242	904	96	1,364	1,460	56.2%	41.1%	1.6
European Fund V (2019)	6,356	3,828	361	5,225	5,586	35.5%	27.5%	1.5
Energy Income and Growth Fund II (2019)	994	772	193	814	1,007	20.1%	17.5%	1.3
Asia Real Estate Partners (2019)	1,682	267	—	343	343	31.5%	8.6%	1.3
Next Generation Technology Growth Fund II (2019)	2,088	1,489	259	2,218	2,477	64.7%	51.5%	1.7
Real Estate Credit Opportunity Partners II (2019)	950	443	65	479	544	14.3%	12.8%	1.2
Asia Pacific Infrastructure Investors (2020) (3)	3,792	1,311	258	1,302	1,560	—	—	—
Asian Fund IV (2020) (3)	14,735	2,679	—	2,937	2,937	—	—	—
Real Estate Partners Americas III (2021) (3)	4,253	1,086	—	1,196	1,196	—	—	—
Real Estate Partners Europe II (2021) (3)	2,083	966	—	1,107	1,107	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,789	—	—	—	—	—	—	—
Global Infrastructure Investors IV (2021) (3)	15,778	—	—	—	—	—	—	—
North America Fund XIII (2021) (3)	17,749	—	—	—	—	—	—	—
Subtotal - Included Funds	204,554	125,000	136,895	106,449	243,344	17.2%	13.4%	2.0

All Funds	$221,029	$141,475	$187,164	$106,449	$293,613	25.6%	18.9%	2.1
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are euro-denominated, such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2021, in the case of unfunded commitments.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2021. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
Private Equity
    We are a world leader in private equity, having raised over 30 private equity funds (including growth equity, core and impact investments). We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Traditional Private Equity. Our traditional private equity investment strategy typically seeks to engage in management buyouts, build-ups, or other investments with a view to acquire control or have significant influence. We believe that the combination of our industry knowledge, investment experience and operational expertise provides KKR with the ability to identify and create value in investment opportunities. Through our portfolio company board oversight, we work closely and cooperatively with the management of our portfolio companies, which are assisted by having access to the resources of our global platform.
Growth Equity. Since 2016, we have offered growth equity funds that pursue growth equity investment opportunities in the technology, media and telecommunications (TMT) sector, primarily in the United States, Canada, Europe and Israel. Through this strategy, we focus on emerging, high-growth companies and invest across a variety of sub-sectors including software, security, semiconductors, consumer electronics, internet of things (IoT), information services, business services, internet, digital media, content and communications. Also since 2016, we have offered growth equity funds to pursue growth equity investment opportunities in the health care sector, primarily in the United States and Europe. Our health care growth strategy targets opportunities across various health care sub-sectors, including biopharmaceuticals, medical devices, diagnostics, life science tools, health care providers, healthcare information technology and other services.

Core Investments. Our core investments strategy targets investments with a longer holding period and a lower anticipated risk profile than our traditional private equity investments. Our core equity investments are made in companies that, among other things, we believe are more stable, and typically with lower average leverage over our holding period, than those in our traditional private equity funds. We closed our first core equity investment in 2017. Our core investment strategy also includes investments in infrastructure and real estate investments. See “ –Real Assets” below.
Global Impact. Since 2019, we have offered global impact funds, which are focused on identifying and investing behind opportunities across the Americas, Europe and Asia where financial performance and societal impact are intrinsically aligned. Our global impact funds aim to generate private equity-like risk-adjusted returns by investing in small to medium-sized companies that contribute toward one or more of the United Nations Sustainable Development Goals. From time to time, we refer to our growth equity strategy to include the investments from our impact strategy.

Portfolio

    The following chart presents information concerning the remaining value of traditional private equity funds by geography through December 31, 2021. We believe that this data illustrates the benefits of our business approach and our ability to source and invest in deals in multiple geographies.

Remaining Value by Geography
(as of December 31, 2021)

Europe & Middle East 12%
Americas 58%
Asia-Pacific 30%

    As of December 31, 2021, our traditional private equity portfolio consisted of 109 companies with approximately $265 billion of annual revenues. These companies are headquartered in over 20 countries and operate in 20 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.
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
Due Diligence and the Investment Decision
    When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable investment committee and the due diligence process commences, if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal and regulatory issues in order to determine whether an investment is suitable. While the due diligence process differs depending on the type of investment we make, generally, in connection with the private equity due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals may also use the services of outside accountants, consultants, lawyers, investment banks and industry experts as appropriate to assist them in this process. Investment committees or portfolio managers, as applicable, monitor our due diligence practices and approve an investment before it is made.
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
Realizing Investments
    We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2021, the firm has generated approximately $173.9 billion of cash proceeds from the sale of our private equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
Private Equity Fund Structures
    The private equity funds that we sponsor and manage typically have finite lives and investment periods. Each fund is typically organized as one or more partnerships, and each partnership is controlled by a general partner. Private equity fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. The investment period for certain funds may be terminated upon supermajority vote (based on capital commitment) of the fund's limited partners or by the fund's advisory committee. The term of our private equity funds generally last for 10 to 12 years and may last up to 15 years from the date of the fund's first or last investment, subject to a limited number of extensions with the consent of the limited partners or the applicable advisory committee. Given the length of the investment periods and terms of our private equity funds and the limited conditions under which such periods can be terminated and commitments may be withdrawn, the AUM of our private equity funds provide a long-term stable capital base.
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
    We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. Gross management fees for our private equity funds generally range from 1% to 2% of committed capital during the fund's investment period and are generally 0.75% to 1.25% of invested capital after the expiration of the fund's investment period with subsequent reductions over time, which causes the fees to be reduced as investments are liquidated. In addition, in connection with the expiration of the investment period, a private equity fund may establish a reserve on its fund investors' capital commitments on which no fee is paid unless such capital is invested. Management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our private equity funds generally require that the amount of management fees be subtracted from gains allocable to fund investors before a carried interest may be paid.
    We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting and other services, and we typically receive transaction fees for providing portfolio companies with financial, advisory and other services in connection with specific transactions. Monitoring agreements may provide for a termination payment following an initial public offering or change of control, if certain criteria are satisfied. In some cases, we may be entitled to other fees that are paid by an investment target upon closing of a transaction or when a potential investment is not consummated. Since 2014, our private equity fund agreements typically require us to share 100% of any monitoring, transaction and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.
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
    Because private equity fund investors typically are unwilling to invest their capital in a fund unless the fund's manager also invests its own capital in the fund's investments, our private equity fund documents generally require the general partners of the funds to make minimum capital commitments to the funds. The amounts of these commitments, which are negotiated by fund investors, generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with our firm's asset allocation strategy. When investments are made, the general partner contributes capital to the fund based on its fund commitment percentage and acquires a capital interest in the investment that is not subject to a carried interest or management fees.

Real Assets

Infrastructure
Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in power and utilities, midstream, alternative energy, transportation, asset leasing, water and wastewater, and telecommunications infrastructure. Our traditional infrastructure funds pursue infrastructure investment opportunities with an emphasis on investments in existing assets and businesses located in North America, Western Europe and Asia-Pacific. Our core infrastructure strategy seeks core infrastructure and infrastructure-related investment opportunities with a focus on investments with predominantly contracted or regulated cash flows in existing securities, properties and other assets principally located in North America and Western Europe.

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
Our real estate credit platform also provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. Our real estate credit platform includes KKR Real Estate Finance Trust Inc. (NYSE: KREF), a listed U.S. real estate investment trust ("KREF"), and our real estate credit funds which focus on commercial real estate lending and the risk retention tranches of CMBS transactions.
We also source real estate investments for our Global Atlantic insurance companies and KKR Real Estate Select Trust Inc., a closed-end investment company that is structured to qualify as a U.S. real estate investment trust ("KREST").
Energy

    Our energy platform seeks attractive risk-adjusted investment returns and predictable cash flows across cycles with a focus on operated oil and gas assets and complemented by non‐operated assets, mineral and royalty interests and midstream infrastructure. Our energy platform targets real asset investment opportunities in key proven basins across the lower 48 U.S. states. Our first dedicated energy fund was launched in 2010. In addition, Crescent Energy Company (NYSE: CRGY), a publicly listed energy company (“Crescent Energy”), was formed in December 2021 to become KKR’s primary platform for pursuing upstream oil and natural gas opportunities.

Real Asset Investment Process
    Our infrastructure real estate and energy vehicles have a similar investment process as that described under "—Private Equity." Investment teams for a particular real asset strategy formally present potential investments to the applicable strategy oriented investment committee or the portfolio manager, as applicable, which monitors our due diligence practices and approves an investment before it is made. Our real asset strategies also typically have a portfolio management team that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our energy, infrastructure and real estate investment teams typically partner with technical experts and operators to manage our real asset investments.
Real Asset Fund Structures
    Our traditional, infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds generally range from 0.75% to 1.5% on committed capital, invested capital or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.
Our core real estate and infrastructure funds are open-ended and do not have a fixed termination date. They also do not have a specified termination date for making investments. Management fees for such funds generally range from 0.5% to 1.1% of net asset value, subject to certain adjustments. The general partners of such funds are also entitled to incentive fees ranging generally from 5% to 10% of cash flow or net asset value appreciation, subject to performance hurdles. We also provide investment management services to the publicly available entities in our real assets strategy, including KREF, KREST and Crescent Energy. These services are pursuant to a management agreement with specific KKR subsidiaries, which provide for the payment of management fees, generally ranging from 1.25% to 1.50% of their equity value or similar metric, as well as incentive fees.

Public Markets

    Through our Public Markets business line, we report our credit and hedge funds platforms on a combined basis.
Our credit platform invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the Financial Conduct Authority, and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and also registered with the SEC. We also jointly own with a third party FS/KKR Advisor, LLC, which is the investment adviser for FS KKR Capital Corp. (NYSE: FSK), a publicly listed business development company (a “BDC”).

Our hedge funds platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. Our hedge fund partnerships offer a range of alternative investment strategies, including long/short equity, hedge fund-of-funds and energy credit investments.

    The following chart presents the growth in the AUM of our Public Markets business line from the commencement of its operations in August 2004 through December 31, 2021.

Public Markets
Assets Under Management (1)
($ in billions)

$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$0.8
$3.7
$5.1
$10.8
$13.2
$13.5
$15.1
$15.5
$26.8
$35.7
$42.5
$53.5
$55.7
$70.9
$91.3
$99.1
$103.0
$213.5
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

(1)    For years 2006 through 2008, AUM are presented pro forma for the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009, and, therefore, exclude the net asset value of that vehicle and its former commitments to our investment funds. AUM of acquired businesses and pro rata AUM of hedge fund partnerships in which KKR has made an investment are included in the years on and after the completion of the respective acquisitions or transactions, as applicable. In 2015 our definition of AUM was amended to include (i) KKR's pro rata portion of AUM managed by third-party hedge fund managers in which KKR holds a minority stake and (ii) capital commitments for which we are eligible to receive fees or carried interest upon deployment of capital. AUM for all prior periods has been adjusted to include such changes.

Credit
Our credit business pursues investments in two principal investment strategies: leveraged credit and alternative credit.

Leveraged Credit. Our leveraged credit strategy is principally directed at investing in leveraged loans, high-yield bonds, opportunistic credit, structured credit and revolving credit investments. Our opportunistic credit strategy seeks to deploy capital across investment themes that take advantage of credit market dislocations, spanning asset types and liquidity profiles. Our revolving credit strategy invests in senior secured revolving credit facilities.

Alternative Credit. Our alternative credit strategy consists of our private credit strategies and investments sourced by our credit platform’s strategic investments group (“SIG”).

•Private Credit. Our private credit strategies focus on privately or directly originated and negotiated transactions. These strategies include direct lending, mezzanine debt and asset-based finance. Through our direct lending strategy, we seek to make investments in primarily senior debt financings for middle-market companies. Through our mezzanine debt strategy, investments typically consist of subordinated debt, which generates a current yield, coupled with marginal equity exposure for additional upside potential. Our asset-based finance strategy focuses on portfolios of financial loans and loans backed by hard assets.

•SIG. Our SIG strategy seeks to pursue investments in corporate credit and asset or real estate-backed credit where market volatility or other investment themes have created the opportunity to generate outsized returns with downside-protected securities. These investments may include stressed or distressed investments (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, and other event-driven investments in debt or equity.

Performance
    The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2021. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

($ in millions)	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.38%	6.78%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.92%
Opportunistic Credit (3)	May 2008	11.35%	9.62%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.21%
Bank Loans	Apr 2011	5.33%	4.75%	S&P/LSTA Loan Index (4)	4.27%
High-Yield	Apr 2011	7.00%	6.42%	BoAML HY Master II Index (5)	6.28%
European Leveraged Loans (6)	Sep 2009	4.67%	4.14%	CS Inst West European Leveraged Loan Index (7)	3.64%
European Credit Opportunities (6)	Sept 2007	5.98%	5.11%	S&P European Leveraged Loans (All Loans) (8)	4.17%

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
(6)The returns presented are calculated based on local currency.
(7)Performance is based on a composite of portfolios that primarily invest in higher quality leveraged loans. The benchmark used for purposes of comparison for the European Leveraged Loans strategy is based on the CS Inst West European Leveraged Loan Index.
(8)Performance is based on a composite of portfolios that primarily invest in European institutional leveraged loans. The benchmark used for purposes of comparison for the European Credit Opportunities strategy is based on the S&P European Leveraged Loans (All Loans) Index.

The following table presents information regarding our credit investment funds where investors are subject to capital commitments from inception to December 31, 2021. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,967	$1,990	$177	$2,202	$2,379	N/A	N/A	N/A	$46
Special Situations Fund II	Dec 2014	3,525	3,241	1,590	2,492	4,082	7.0%	5.1%	1.3	—
Special Situations Fund	Dec 2012	2,274	2,273	1,628	542	2,170	(1.1)%	(3.0)%	1.0	—
Mezzanine Partners	Mar 2010	1,023	990	1,097	248	1,345	10.0%	6.9%	1.4	(20)
Private Credit Opportunities Partners II	Dec 2015	2,245	1,658	621	1,417	2,038	8.1%	6.5%	1.2	—
Lending Partners III	Apr 2017	1,498	741	301	807	1,108	16.3%	13.5%	1.5	28
Lending Partners II	Jun 2014	1,336	1,179	1,149	138	1,287	3.3%	1.9%	1.1	—
Lending Partners	Dec 2011	460	419	451	19	470	3.5%	1.9%	1.1	—
Lending Partners Europe II	Jun 2019	837	346	40	377	417	29.5%	22.0%	1.2	2
Lending Partners Europe	Mar 2015	848	664	375	265	640	(1.2)%	(3.8)%	1.0	—
Other Alternative Credit Vehicles	Various	13,021	6,425	4,590	4,150	8,740	N/A	N/A	N/A	134
All Funds		$30,034	$19,926	$12,019	$12,657	$24,676				$190
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

Investment Approach
    Our approach to making credit investments focuses on creating investment portfolios that seek to generate attractive risk-adjusted returns by selecting investments that may be made at attractive prices, subjecting investments to regular monitoring and oversight, and, for more liquid investments, making buy and sell decisions based on relative value parameters. The firm employs both "top-down" and "bottom-up" analyses when making investments. Our top-down analysis involves, as appropriate, a macro analysis of relative asset valuations, long-term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors and asset classes in which to invest. From a bottom-up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge and due diligence.
Sourcing and Selecting Investments
    We source our credit investment opportunities through a variety of channels, including internal deal generation strategies and the firm's global network of contacts at major companies, corporate executives, commercial and investment banks, financial intermediaries, other private equity sponsors and other investment and advisory institutions. We are also provided with opportunities to invest, in certain strategies where appropriate, in the securities of KKR's private equity portfolio companies, though there are limitations across the platform on the availability and maximum size of such KKR-affiliated investments.
Due Diligence and the Investment Decision
    Once a potential credit investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our credit vehicles, we typically employ a relative value framework and subject the investment to due diligence. This review considers many factors including, as appropriate, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our Private Markets investment professionals. Strategy-specific investment committees monitor our due diligence practices.
Monitoring Investments
    We monitor our portfolios of investments using, as applicable, daily, quarterly and annual analyses. Daily analyses include morning market meetings, industry and company pricing runs, industry and company reports and discussions with the firm's Private Markets and Capital Markets investment professionals on an as-needed basis. Quarterly analyses include the preparation of quarterly operating results, reconciliations of actual results to projections and updates to financial models (baseline and stress cases). Annual analyses involve conducting internal audits, and testing compliance with monitoring and documentation requirements.
Credit Vehicles
    We pursue leveraged credit and alternative credit investments across a range of vehicles, including investment funds and separately managed accounts, for which we receive a fee and in certain cases an incentive fee or carried interest.

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

We also serve as the investment adviser to registered investment companies and other vehicles that are available to public investors, including KKR Income Opportunities Fund (NYSE: KIO), KKR Credit Opportunities Portfolio (an interval fund), and KKR Credit Income Fund (an Australian listed investment trust; ASX: KKC) as well as FS KKR Capital Corp. (NYSE: FSK) through our joint ownership of its investment adviser. The management fees we are paid for managing registered investment companies are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services.

Hedge Funds
    Our hedge fund platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This principally consists of a 39.6% interest in Marshall Wace LLP (together with its affiliates, "Marshall Wace"), a global alternative investment manager specializing in long/short equity products. We also own (i) a 39.9% interest in PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"), an investment manager focused on liquid alternative investment solutions, including hedge fund-of-fund portfolios, and (ii) a 24.9% interest in BlackGold Capital Management L.P. ("BlackGold"), a credit-oriented investment manager focused on energy and hard asset investments.
Public Markets AUM
As of December 31, 2021, our Public Markets business line had $213.5 billion of AUM, comprised of $106.8 billion of assets managed in our leveraged credit strategies, $69.7 billion of assets managed in our private credit strategy, and $8.7 billion of assets managed in our SIG strategy, $26.7 billion of assets managed through our hedge fund platform, and $1.6 billion of assets managed in other Public Markets strategies. We manage $101.3 billion of credit investments for our Global Atlantic insurance companies. Our BDC has approximately $16.6 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.

    The table below presents information as of December 31, 2021, based on the investment funds, vehicles or accounts offered by our Public Markets business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$82,932	$81,169	0.15%-1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	22,639	22,639	0.40%-0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	105,571	103,808

Alternative Credit: (3)
Private Credit	55,831	50,662	0.30%-1.50%	10.00-20.00%	5.00-8.00%	8-15 Years (2)
SIG	8,802	4,761	0.50%-1.75% (4)	10.00-20.00%	7.00-12.00%	7-15 Years (2)
Total Alternative Credit	64,633	55,423

Hedge Funds (5)	26,720	26,720	0.50%-2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,583	16,583	0.60%	8.00%	7.00%	Indefinite
Total	$213,507	$202,534

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
(3)Our alternative credit funds generally have investment periods of two to five years and our newer alternative credit funds generally earn management fees on invested capital throughout their lifecycle.
(4)Lower fees on uninvested capital in certain vehicles.
(5)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(6)Consists of FS/KKR Capital Corp. (NYSE: FSK). We report all of the assets under management of this BDC in our AUM and FPAUM.

Fundraising and Composition of Fund Investors
    We have a Client & Partner Group that is responsible for raising capital for our asset management business globally across all products, expanding our investment advisory relationships across asset classes and across types of fund investors, developing products to meet our fund investors’ needs, and servicing existing fund investors and products. We also provide customized solutions for investors seeking diversified portfolios of investment funds and direct co-investments in privately negotiated investments. From time to time, we also provide fundraising services to certain third-party fund managers in our hedge fund partnerships. As of December 31, 2021, we had over 150 executives and professionals dedicated to our Client & Partner Group.

    As of December 31, 2021, we had approximately 1,445 investors in funds across all our strategies, which reflect the addition of approximately 270 investors during the year. On average, a fund investor is invested in approximately two of our strategies as of December 31, 2021. The following charts detail our investor base by type and geography as of December 31, 2021.
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

Principal Activities

Through our Principal Activities business line, we manage the firm’s own assets on our firm’s balance sheet and deploy capital to support and grow our Private Markets, Public Markets and Credit Markets business lines.

Typically, the funds in our Private Markets and Public Markets business lines contractually require us, as general partner of the funds, to make sizable capital commitments. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund’s strategy. Our commitments to fund capital also occurs where we are the holder of the subordinated notes or the equity tranche of investment vehicles that we sponsor, including structured transactions. We also use our balance sheet to bridge investment activity during fundraising, for example by funding investments for new funds and acquiring investments to establish a track record for new investment strategies. We also use our own capital to bridge capital selectively for our funds’ investments or finance strategic transactions, although the financial results of an acquired business may be reported in our other business lines.

Our Principal Activities business line also provides the required capital to fund the various commitments of our Capital Markets business line when underwriting or syndicating securities, or when providing term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities business line also holds assets that are utilized to satisfy regulatory requirements for our Capital Markets business line and risk retention requirements for certain investment vehicles.

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

The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2021.

Holdings by Asset Class (1)

Growth 6%
Energy 4%
Core Private Equity 29%
Real Estate 11%
Infrastructure 4%
Leveraged Credit 6%
Alternative Credit 5%
Private Equity 27%
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

Insurance

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of December 31, 2021, KKR owns a 61.5% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.

Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products to customers and reinsurance solutions to clients across individual and institutional markets. Global Atlantic focuses on target markets that it believes support issuing products that have attractive risk and return characteristics. These markets allow Global Atlantic to leverage its strength in distribution and to deploy shareholder capital opportunistically across various market environments.
Global Atlantic primarily offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual markets sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2021, Global Atlantic served approximately three million policyholders.
Global Atlantic operates in the following two complementary markets: individual and institutional.
Individual Markets. Global Atlantic seeks to reach individuals in the United States who are planning for, or are already in, retirement. Global Atlantic’s annuity products are distributed primarily through a network of distribution partners, including over 200 banks, broker-dealers and independent marketing organizations. Global Atlantic generated $7.5 billion of sales for the year ended December 31, 2021. Global Atlantic believes that focusing on banks and broker-dealers within the individual market provides attractive returns and helps maintain a competitive advantage. Global Atlantic's life products are distributed primarily through 195 independent marketing organizations and approximately 1,300 funeral homes.

•Fixed-Rate and Fixed-Indexed Annuities. With an annuity product, the policyholder provides Global Atlantic cash referred to as premium in exchange for earning interest on a tax deferred basis on and the ability based on the contract terms to take lump sum or periodic withdrawals of their account value. Global Atlantic’s annuity products typically also offer a death benefit that guarantees the full account value for the beneficiaries in the event of the death of the policyholder. Fixed-rate annuities offer policyholders reliable, tax-deferred savings accumulation and income based on a fixed rate that may be guaranteed for a period of time. Fixed-indexed annuities allow the policyholder to elect strategies where interest is credited based on the performance of a market index. This selection allows the policyholder to participate in the upside performance of the selected index, subject to limits and protection from downside market risks. Global Atlantic primarily generates income from annuity products by earning a spread between income earned on investments and the cost of providing benefits under the annuity contract.

•Targeted Life Products. Global Atlantic’s targeted life products primarily consist of indexed universal life and preneed life insurance. With universal life and preneed products, the policyholder provides Global Atlantic with a premium that funds the policyholder’s account in exchange for earning interest on the account and a death benefit. A universal life insurance account increases with premium payments from the policyholder and interest credited by Global Atlantic, and decreases based on charges, such as fees payable to Global Atlantic. Indexed universal life policies allow the policyholder to elect strategies where the interest is credited on a portion of their account based on the performance of a market index. This selection allows the policyholder to participate in the upside performance of the selected index, subject to limits and protection from downside market risks. With preneed products, the policyholder generally purchases the preneed product along with a contract with a funeral firm that guarantees the policyholder a pre-planned funeral, funded by proceeds from the preneed policy.

Institutional Markets. Global Atlantic provides its institutional clients customized reinsurance solutions to assist them in meeting their strategic, risk management and capital goals. In general, by reinsuring policies, the institutional client reduces or releases capital that it held for the reinsured business and may use such capital for its other business goals. Reinsurance solutions include block, flow, and PRT reinsurance, as well as funding agreements. Global Atlantic’s reinsurance solutions are offered through a client coverage effort focused on the top 50 retirement and life companies. Since Global Atlantic’s founding in 2004, it has executed multiple reinsurance transactions, including block, flow and PRT reinsurance, representing a total of $99.5 billion of assets as of December 31, 2021. For the year ended December 31, 2021, Global Atlantic generated $3.3 billion and $1.8 billion of flow and PRT reinsurance production, respectively. Global Atlantic participates in the funding agreement market, including through membership in Federal Home Loan Banks and as a provider of funding agreements in connection with a funding agreement backed notes ("FABN") program established in 2021.

•Block Reinsurance. Block reinsurance is a transaction in which an insurance company divests a block of insurance policies to Global Atlantic in exchange for Global Atlantic’s obligation to pay all or a portion of future insurance claims arising from that block. Global Atlantic operates in the block reinsurance market by offering solutions to its clients across various sizes of transactions and across multiple product types, including both retirement and life products. In block reinsurance transactions, Global Atlantic’s insurance company subsidiaries assume the obligation to pay the policy benefits from the cedant in exchange for a transfer of assets.
•PRT Transactions. PRT is a transaction in which a pension plan sponsor, such as a corporation, transfers the risk associated with the pension plan’s liabilities to an insurance company. Global Atlantic primarily operates in the PRT market through reinsurance relationships with insurance company clients that directly underwrite and assume corporate pension liabilities. Insurance company subsidiaries of Global Atlantic act as the reinsurer in respect of these PRT transactions, and Global Atlantic’s clients are the ceding companies.
•Flow Reinsurance. Flow reinsurance is an agreement in which an insurance company writes new retail policies and shares an economic portion of such newly issued policies with an insurance company subsidiary of Global Atlantic, as its reinsurer, on an ongoing basis. Global Atlantic's flow reinsurance business consists primarily of retirement products.
•Funding Agreements. Funding agreements, including those issued in connection with a FABN program, are a deposit-type contract issued by Global Atlantic’s insurance company subsidiaries. In general, a funding agreement provides its holder with a guaranteed return of principal and periodic interest payments.

The following table represents Global Atlantic’s new business volumes by business and product for the year ended December 31, 2021:

Year Ended December 31, 2021
($ in millions)
Individual channel:
Fixed-rate annuities	$4,044
Fixed-indexed annuities	3,166
Variable annuities	57
Total retirement products	$7,267

Life insurance products	$49

Preneed life	$230

Institutional channel:
Block	$17,105
Flow & pension risk transfer	5,088
Funding agreements	2,800
Total institutional channel	$24,993
_________________
Note: In Global Atlantic's individual channel, sales of annuities include all money paid into new and existing contracts. Individual channel sales of traditional life products are based on commissionable premium, a commonly used industry sales metric, and individual channel sales for preneed life are based on the face amount of insurance. Traditional life sales do not include the recurring premiums that policyholders may pay over time. New business volume from our institutional channel is based on the assets assumed, net of any ceding commission, and is before any retro cession to Ivy Re, a reinsurance entity sponsored by Global Atlantic.

As a retirement and life insurance business, a substantial portion of Global Atlantic’s earnings are derived from the investments backing its in-force policy liability base. Global Atlantic seeks to have a diversified set of policy liabilities in order to manage adverse developments across liability types. As of December 31, 2021, 50% of its reserves were in its individual market and 50% were in its institutional market.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of December 31, 2021, separated by reserves originated through its individual and institutional markets.

	Reserves as of December 31, 2021
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity	$22,081,352	$39,761,617	$61,842,969	$(15,616,145)	$46,226,824	46.8%
Fixed-indexed annuity	20,759,011	7,175,989	27,935,000	(3,595,569)	24,339,431	21.1%
Variable annuity	3,431,588	3,945,759	7,377,347	(644,349)	6,732,998	5.6%
Indexed universal life	12,133,840	—	12,133,840	(73,449)	12,060,391	9.2%
Preneed life	2,897,018	—	2,897,018	—	2,897,018	2.2%
Other life insurance(1)	2,068,903	10,435,145	12,504,048	(3,769,293)	8,734,755	9.5%
Funding agreements(2)	2,229,203	3,785,351	6,014,554	—	6,014,554	4.6%
Closed block	—	1,351,601	1,351,601	(1,286,766)	64,835	1.0%
Other corporate(3)	—	50,095	50,095	(49,657)	438	—%
Total reserves	$65,600,915	$66,505,557	$132,106,472	$(25,035,228)	$107,071,244	100.0%

Total general account	$62,513,387	$64,006,657	$126,520,044	$(25,035,228)	$101,484,816	95.8%
Total separate account	3,087,528	2,498,900	5,586,428	—	5,586,428	4.2%
Total reserves	$65,600,915	$66,505,557	$132,106,472	$(25,035,228)	$107,071,244	100.0%
_________________
(1)“Other life products” includes universal life, term and whole life insurance products.
(2)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank borrowings and under our funding-agreement backed-notes program .
(3)“Other corporate” primarily includes accident & health reserves that we assumed as part of a reinsurance transaction in 2009.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of December 31, 2021, reserves sourced through for block, flow and PRT transactions were $49.2 billion, $5.4 billion, and $4.1 billion, respectively.

Underwriting and pricing

Global Atlantic’s underwriting and pricing functions have dedicated teams, who are supported by multiple corporate functions, including actuarial, finance, operations, compliance, investments and risk. These functions have guidelines and procedures designed to assess and quantify the risks of each product type originated through its individual or institutional markets.

Global Atlantic’s proprietary technology platform incorporates analytic models with customized third-party software and database technology, allowing Global Atlantic to dynamically analyze its asset and liability cash flow profile across a range of market and policyholder behavior scenarios. This proprietary platform allows Global Atlantic to integrate investment allocation decisions with product pricing, so that the terms of the liabilities it originates reflect its view of the investment environment. The committees responsible for underwriting and pricing are also aligned with other business functions and include representatives from actuarial, finance, operations, investments, risk and sales.

Global Atlantic also performs suitability reviews for new annuity sales. For sales through banks and broker-dealers, Global Atlantic generally delegates suitability reviews to these distribution partners.

When pricing reinsurance transactions in the institutional market, Global Atlantic performs asset and liability modeling of the block of business to be reinsured and typically re-underwrites the liability assumptions on the block using then-current market conditions, actuarial experience provided by the ceding company and its own experience from business Global Atlantic has originated. Reinsured blocks of business are integrated into Global Atlantic’s technology and infrastructure systems and monitored in the same manner used across the broader business, combining input from actuarial, risk, investment management and other functions.

Investment management

Global Atlantic has an excellent track record of generating strong investment results, and since February 2021 KKR has been the investment manager of Global Atlantic’s assets. Global Atlantic believes that KKR's investment expertise, broad range of investment management services and strong origination capabilities are key to maintaining Global Atlantic's successful track record of identifying assets that are well-suited to the stable and long-dated nature of Global Atlantic's insurance liabilities.

Global Atlantic seeks to focus on investments that have the potential to generate stable, predictable, long-dated asset cash flows, are of high credit quality, and that focus on capital protection. These kinds of investments are expected to consist of corporate debt, asset-backed finance, specialty finance, transportation finance, securitizations, private loan facilities, and commercial and residential real estate investment opportunities. However, Global Atlantic’s investments are not limited to solely those asset classes.

Supplementing KKR’s role as an investment advisor, Global Atlantic has retained in-house certain investment origination and allocation functions with expertise in consideration of insurance company asset portfolios. These considerations include asset-liability matching, asset allocation, ongoing portfolio management and new business pricing across both Global Atlantic’s individual and institutional markets. Global Atlantic believes that matching asset and liability cash flows is key to protecting policyholders and achieving its target returns. Global Atlantic’s investment origination and allocation functions are closely integrated with its risk management team, and a group of its risk management professionals is dedicated to supporting investment decision-making. Global Atlantic uses a proprietary risk platform to develop a comprehensive view of the expected cash flow profile of its liabilities and determine the optimal profile of its asset cash flows. Global Atlantic is also capable of developing a bottoms-up view of the cash flows of investments that it considers. These processes help to identify the investments that offer a cash flow profile that is consistent with Global Atlantic’s risk tolerances.

Working within Global Atlantic’s cash flow matching framework as well as its regulatory and rating agency requirements, Global Atlantic has a flexible investment mandate, which allows it to pursue asset classes and investment types that it believes offer the best risk-adjusted returns. Global Atlantic believes that the integration of the analytics around its assets and liabilities and its flexible investment mandate enable Global Atlantic to respond dynamically to market conditions and make investment decisions that maximize risk adjusted returns while still protecting Global Atlantic’s policyholders.

As of December 31, 2021, Global Atlantic’s investment portfolio was comprised of the following:

	December 31, 2021
($ in thousands, except percentages)	Carrying value	Percent of total
Fixed maturity securities, available-for-sale, at fair value	$70,523,202	56.1%
Mortgage and other loan receivables	28,876,759	23.0%
Fixed maturity securities, trading, at fair value	14,048,969	11.2%
Other investments	8,209,566	6.5%
Funds withheld receivable at interest	2,999,448	2.4%
Policy loans	765,310	0.6%
Equity securities at fair value	289,133	0.2%
Total investments	$125,712,387	100.0%

Capital

Capital strength allows insurance companies to meet their future policyholder obligations and to support the growth of their businesses. Global Atlantic believes it has built a strong financial foundation to meet these objectives. Global Atlantic is well capitalized, and its capital position, combined with annual capital generation from its in-force book of business, helps it to fund new business volume growth. Global Atlantic takes a responsible and flexible capital approach to allocating capital to where it believes is the most attractive alternative available. Global Atlantic manages its capital and liquidity position with the objective of maintaining sufficient capital and liquidity to be able to capture investment opportunities as they arise and meet policyholder obligations, even in times of foreseeable stress.

Global Atlantic also sponsors unaffiliated co-investment vehicles for third-party capital to participate alongside Global Atlantic in reinsurance opportunities. In April 2020, Global Atlantic sponsored Ivy Co-Invest Vehicle LLC (together with its subsidiaries, “Ivy”). As of December 31, 2021, Ivy had deployed its $1.05 billion of third-party capital in reinsurance transactions with Global Atlantic.

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
    There are numerous funds focused on private equity, real assets, credit and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, funds focused on credit and equity strategies have become active in taking control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute. However, such consolidation may also lead institutional fund investors to prefer more established investment firms, which could help us to compete against newer entrants or investment firms that are smaller in size or offer more limited types of investment strategies.
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
Global Atlantic operates in highly competitive markets. Within individual markets, Global Atlantic faces a variety of large and small industry participants. Large, established insurers often operate with the benefit of well-known brands, entrenched distribution relationships or proprietary distribution. The insurance industry has also seen an influx of new entrants, particularly in retirement products, who may be able to price new business aggressively, with a higher investment risk tolerance, seeking to gain market share. All of these companies compete for individual markets sales. Global Atlantic’s flow reinsurance business may also be impacted by competition among insurers in individual markets. The competitiveness of Global Atlantic’s product offerings will depend on the actions of its competitors and Global Atlantic’s ability to actively manage its product offerings. In institutional markets, there have been many block reinsurance transactions as many insurers continue to reevaluate their commitment to business lines and seek reinsurance solutions as a way to deemphasize or divest non-core businesses, reduce risk, seek capital relief or improve profitability. The block reinsurance market is also experiencing competition due to new entrants, including entrants based outside of the United States. Increased competition may make it more difficult for Global Atlantic to identify transactions with terms that are commercially acceptable based on its risk tolerance and target return objectives.

Competition is also intense for the attraction and retention of qualified employees and consultants. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new investment professionals, other employees and consultants and retain and motivate our existing investment professionals, other employees and consultants. We are also impacted by Global Atlantic's ability to attract and retain insurance professionals in the United States and Bermuda, including wholesalers, actuaries, risk management professionals and agents.

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
Our primary goal in human capital management is to develop and retain talent at KKR by providing meaningful and well-understood careers for our people. We therefore focus on employee training and professional development. Where appropriate, we offer workshops, mentoring and executive coaching to supplement on-the-job experiences and ongoing feedback and coaching to maximize performance. In addition, fostering a culture of physical, mental, and emotional health and wellness is a priority for KKR, and we offer tools and resources to our employees so they can make informed health care decisions themselves and their families.
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
As of December 31, 2021, we employed approximately 3,200 people worldwide:

Asset Management Investment Professionals and KKR Capstone	695
Other Asset Management Employees	1,245
Global Atlantic Professionals and Employees	1,232
Other(1)	66
Total Employees	3,238
(1)"Other" includes employees of a company in which we own a majority of the common equity, who are not directly managed by KKR or Global Atlantic. Does not include Senior Advisors and Other Advisors.
Asset Management Investment Professionals
    Our 604 investment professionals come from diverse backgrounds in private equity, real assets, credit and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
KKR Capstone
    We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of 91 operating professionals at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes.
Other Asset Management Employees
    Our 1,245 other professionals come from diverse backgrounds in capital markets, operational, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, human capital, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.

Global Atlantic Professionals and Employees

Global Atlantic employees include professionals with backgrounds in the insurance industry, including retail sales, reinsurance, investment origination and allocation, risk management, actuarial and support functions. Global Atlantic primarily employs individuals in the United States and in Bermuda, where a number of its reinsurance professionals are located.
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

ESG Investment Management

When we make our investments, we seek to consider stakeholders of the portfolio companies in which we invest and their communities. We believe that thoughtfully approaching environmental, social, and governance ("ESG") issues in our investments has the potential to generate strong returns for our clients and investors while improving the impact of our portfolio companies on society.

Where appropriate, we incorporate business-relevant ESG, regulatory, geopolitical, and reputational considerations into KKR’s investment decision-making and management practices. This generally includes considering key risks and opportunities during the diligence process and, where applicable, during our ownership of the portfolio company.

KKR has been publicly committed to responsible investment since Kohlberg Kravis Roberts & Co L.P. became a signatory of the UN-supported Principles for Responsible Investment ("PRI") in 2009. We believe that we have a history of innovation and progress when it comes to thoughtfully integrating and managing ESG issues.

KKR generally takes a portfolio company-specific approach to ESG engagement, where we endeavor to understand the relevant risks and opportunities for long-term value creation. When conducting our investment due diligence, we look to the topics and industry-specific statements provided by the Sustainability Accounting Standards Board ("SASB") as a primary input when identifying ESG issues that may be relevant for the investment.

We are also committed to advancing transparency of our ESG reporting practices. KKR has a Responsible Investment Policy that describes our ESG integration and management processes, which is publicly available. We also periodically publish ESG-related reports, including our annual ESG Report, our Climate Action Report, aligned with the recommendations of the Task Force on Climate-related Financial Disclosures ("TCFD"), and our SASB-aligned Report.

In 2021, Global Atlantic formalized its ESG efforts, preparing its first annual ESG report and its Responsible Investment Statement. Working with KKR as its investment advisor, Global Atlantic also includes the consideration of ESG factors in its investments where appropriate.

Organizational Structure

Current Structure

The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of February 24, 2022.

KKR Management LLP(1)
Public Shareholders
KKR Holdings L.P.(2)
Common Stock
Preferred Stock
Series I Preferred Stock
Series II Preferred Stock
KKR & Co. Inc. (NYSE: KKR)
KKR Group Holdings Corp.
General Partner
Limited Partner
KKR Group Partnership L.P. (3)
Investment Management and Capital Markets Companies(4)
General Partners of Our Funds(3)
Principal Assets(5)
Global Atlantic(6)

(1)    KKR Management LLP is the sole holder of Series I preferred stock of KKR & Co. Inc. KKR Management LLP is owned by senior KKR employees.
(2)    KKR Holdings L.P. is the holding vehicle through which certain of our current and former employees and other persons indirectly own their interest in KKR. KKR Group Partnership Units that are held by KKR Holdings are exchangeable for shares of our common stock on a one-for-one basis. As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle KKR Holdings to participate in the management of our business and affairs. As of December 31, 2021, KKR Holdings had approximately a 30.2% interest in our business indirectly through its limited partner interests in KKR Group Partnership. KKR Holdings also holds Series II preferred stock that entitles it to cast a number of votes equal to the number of KKR Group Partnership Units that it holds, with respect to the matters upon which our common stockholders are entitled to vote.

(3)    Depending on the fund's vintage, 40%, 43% or 65% of the carried interest earned from our investment funds are allocated to KKR Associates Holdings L.P., which we refer to as the carry pool, from which carried interest is allocable to our current and former employees and other persons. In February 2021, upon receipt of the approval of a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. The carry pool is not reflected in the organizational structure chart.

(4)    Includes Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is the parent company of KKR's other principal investment management subsidiaries, including KKR Credit Advisors (US) LLC, KKR Credit Advisors (Ireland) Unlimited Company, KKR Credit Advisors (Singapore) Pte. Ltd., and KKR Alternative Investment Management Unlimited Company. Kohlberg Kravis Roberts & Co. L.P. is also the parent company of KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC, and KKR Capstone Holdings LLC, the holding company for KKR Capstone entities.
(5)    Includes KKR Financial Holdings LLC and KKR Group Finance Co. Holdings Limited, which owns the issuers of KKR's outstanding senior notes.

(6)    KKR holds all the voting rights and a 61.5% economic interest in Global Atlantic.

Intermediate Structure After Completion of Merger Transactions Contemplated by Reorganization Agreement

The following simplified diagram, which excludes multiple legal entities, illustrates what we expect our organizational structure to be immediately following the merger transactions contemplated by the Reorganization Agreement, subject to the satisfaction of all conditions to closing such merger transactions.

KKR Management LLP(1)
Public Shareholders
Common Stock
Preferred Stock
Series I Preferred Stock
KKR & Co. Inc. (NYSE: KKR)
KKR Group Co. Inc.
KKR Group Holdings Corp.
General Partner
Limited Partner
KKR Group Holdings L.P. (2)
General Partner
Limited Partner
KKR Group Partnership L.P.
Investment Management and Capital Markets Companies
General Partners of Our Funds
Principal Assets
Global Atlantic

(1)    KKR Management LLP will remain the sole holder of Series I preferred stock of KKR & Co. Inc.

(2)    Formerly KKR Holdings L.P.

Final Structure After Completion of All Transactions Contemplated Reorganization Agreement

The following simplified diagram, which excludes multiple legal entities, illustrates what we expect our organizational structure to be immediately following the transactions to occur on the Sunset Date as defined in the Reorganization Agreement (which will be not later than December 31, 2026), subject to the satisfaction of all conditions to closing such transactions (including the completion of the merger transactions contemplated by the Reorganization Agreement).

Public Shareholders(1)
Common Stock
Preferred Stock
KKR & Co. Inc. (NYSE: KKR)
KKR Group Co. Inc.
KKR Group Holdings Corp.
General Partner
Limited Partner
KKR Group Holdings L.P.
General Partner
Limited Partner
KKR Group Partnership L.P. (2)
Investment Management and Capital Markets Companies
General Partners of Our Funds
Principal Assets
Global Atlantic

(1)    The Series I preferred stock of KKR & Co. Inc. will be redeemed and cancelled, and KKR & Co. Inc.'s common stock will become vested with all common voting powers on a one vote per share basis.

(2)    Although not reflected in this organization structure chart, a wholly-owned subsidiary of KKR & Co. Inc. will acquire control of the carry pool by becoming the general partner of KKR Associates Holdings L.P.

Regulation
    Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities, insurance and financial markets and protecting fund investors and policyholders who participate in those markets rather than protecting the interests of our stockholders.
United States
Regulation as an Investment Adviser
    We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries, KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and KKR Credit Advisors (Singapore) Pte. Ltd., each of which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). We also own half of FS/KKR Advisor, LLC and a majority of Global Atlantic's investment adviser, Global Atlantic Investment Advisors, LLC, each of which is registered with the SEC. The investment advisers are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, record-keeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
    KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and Kohlberg Kravis Roberts & Co. L.P. are also subject to regulation under the Investment Company Act as an investment adviser to a registered investment company. Each of KKR Income Opportunities Fund, KKR Credit Opportunities Portfolio and KKR Real Estate Select Trust is a closed-end management investment company registered under the Investment Company Act. The Investment Company Act and the rules thereunder, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions. FS/KKR Advisor serves as investment adviser to FS KKR Capital Corp., which is subject to regulations applicable to business development companies ("BDCs") under the Investment Company Act, including portfolio construction requirements and limitations on transactions with affiliates. Certain subsidiaries of Kohlberg Kravis Roberts & Co. L.P. also serve as investment advisers to publicly listed companies, including KKR Real Estate Finance Trust and Crescent Energy.

Regulation as a Broker-Dealer
    KKR Capital Markets LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories, and is a member of the FINRA. Global Atlantic's distribution of insurance products that are regulated as securities is conducted by Global Atlantic Distributors, LLC, which is also registered as a broker-dealer with the SEC under the Exchange Act and in all 50 U.S. States and U.S. territories, and is also a member of the FINRA. As registered broker-dealers, KKR Capital Markets LLC and Global Atlantic Distributors, LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, the suitability of investments, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
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
State insurance authorities have broad administrative powers over each of Global Atlantic's U.S. insurance subsidiaries with respect to all aspects of the insurance business. Insurance subsidiaries must prepare financial statements on regulatory capital in accordance with statutory financial accounting, must report on their risk management and corporate governance and must receive regulatory approval for certain transactions, including transactions with affiliates. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"). State insurance departments also regularly conduct regulatory inquiries of the insurance companies licensed in their states.

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

Ireland
    We have a number of subsidiaries which are authorized and regulated by the Central Bank of Ireland (the "CBI"). The CBI is responsible for, among other things, regulating and supervising firms that provide financial services in Ireland, including broker-dealers and investment firms. The CBI also develops and maintains regulatory policies for Ireland's financial services sector. The CBI has the authority to approve applications from financial services providers in Ireland, monitor compliance with its standards, and take enforcement action for non-compliance. Violation of the CBI's requirements may result in administrative sanctions; investigations; refusal, revocation or cancellation of authorization or registrations; criminal prosecution; and/or reports to other agencies.
    KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an authorized EU alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities under the Markets in Financial Instruments Directive (“MiFID”), including receiving and transmitting orders, portfolio management and providing investment advice. KKR Credit Advisors (Ireland) Unlimited Company is also subject to limited regulatory supervision in Germany through KKR Credit Advisors Ireland Germany Branch and France through KKR Credit Advisors Ireland Paris Branch, where these entities operate under the MiFID Freedom of Establishment rules. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under MiFID, including dealing as principal or agent, making arrangements in relation to certain types of specified investments, and arranging the safeguarding and administration of assets. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.

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
Bermuda
Global Atlantic's subsidiaries organized in Bermuda, Global Atlantic Re and Global Atlantic Assurance, are subject to regulation and supervision by the Bermuda Monetary Authority ("BMA") and compliance with all applicable Bermuda laws and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. The Bermuda Insurance Act grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies and to approve any change or controllers. The Bermuda Insurance Act imposes solvency, capital and liquidity standards and auditing and reporting requirements on Bermuda insurance companies. The Bermuda Insurance Act prohibits our Bermuda insurance subsidiaries from declaring or paying any dividends during any financial year unless certain financial conditions are met or prior approval from the BMA is received. A Bermuda licensed insurer is required to maintain a sufficiently staffed principal office in Bermuda.
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
In Europe, we operate in accordance with the EU Alternative Investment Fund Managers Directive (the “AIFMD”), which establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (“AIFMs”) that manage or market alternative investment funds (“AIFs”) in the European Union.

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
    In Hong Kong, KKR Capital Markets Asia Limited is licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities, advising on securities and asset management regulated activities.
In Singapore, KKR Singapore Pte. Ltd. and KKR Credit Advisors (Singapore) Pte. Ltd. each holds a capital markets services license to conduct fund management for institutional investors and accredited investors only and is regulated by Monetary Authority of Singapore.
In Mauritius, KKR Holdings Mauritius, Ltd. and KKR Account Adviser (Mauritius), Ltd. are unrestricted investment advisers authorized to manage portfolios of securities and give advice on securities transactions, and are regulated by the Financial Services Commission, Mauritius.
    In India, KKR India Financial Services Limited and KKR India Asset Finance Limited are registered with the Reserve Bank of India as non-deposit taking non-banking financial companies and are authorized to undertake lending and financing activities. KKR Capital Markets India Private Limited is registered with the Securities Exchange Board of India ("SEBI") (i) as a merchant bank to execute capital market mandates, underwrite issues, offer investment advisory and other consultancy services in connection with securities, and (ii) as an investment manager and sponsor of alternative investment funds. In addition, certain of our funds are registered with SEBI as a foreign portfolio investor or a foreign venture capital investor to make investments in Indian securities. We also own companies in India that are authorized to act as the investment manager of an infrastructure investment trust registered with SEBI and to act as an investment manager and sponsor of alternative investment funds.
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

Website and Availability of SEC Filings
    Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this report. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the "Stockholders (KKR & Co. Inc.)" section of our "Investor Center" page on our website, then click on "SEC Filings." In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
    From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. Financial and other material information regarding Global Atlantic is routinely posted on and accessible at www.globalatlantic.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "Email Alerts" section under the "Stockholders (KKR & Co. Inc.)" section of the "Investor Center" page at www.kkr.com.

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
Our business and the businesses of the companies in which we invest are materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), and the continued global outbreak of the strain of coronavirus identified as SARS-CoV-2 and its different strains ("COVID-19") in 2021 and 2022. See “—COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” for a discussion of recent developments in market and business conditions that may affect our business.

    Such financial markets and economic conditions are outside our control and may affect the level and volatility of securities prices and liquidity and as a result, the value of our investments and our financial results. In addition, we may not be able to or may choose not to manage our exposure to these conditions or events. If not otherwise offset, declines in equity markets (including but not limited to multiple contraction), debt markets or commodity markets would likely cause us to write down the valuations of our investments held by us or in our funds. For example, during the global financial crisis in 2008 and 2009, valuations of our private equity funds declined across all geographies, with investments in private equity funds marked down to as low as 67% of original cost and multiples of invested capital reaching as low as 0.5x, 0.6x, 0.7x and 0.8x for the European Fund II, European Fund III, 2006 Fund and Asian Fund, respectively, as of March 31, 2009. Our profitability may also be materially and adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to a downturn in market and economic conditions.
    Unfavorable market and economic conditions may reduce opportunities for us and our funds to make, exit and realize value from our investments. Challenging market and economic conditions, including those caused by changes in tax laws and other regulatory restrictions, may make it difficult for us to find suitable investments or secure financing for investments on attractive terms. Such conditions may also result in reduced opportunities for us and our funds to exit and realize value from their existing investments and lower-than-expected returns on existing investments. Although the equity markets are not the only means by which we exit investments, in challenging equity markets, we and our funds may experience greater difficulty in realizing value from investments. In addition, when financing is not available or becomes too costly, it is difficult for potential buyers to raise sufficient capital to purchase our and our funds' investments. Consequently, we may earn lower-than-expected returns on investments, which could cause us to realize diminished or no carried interest.
    We generally raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. In the event of poor performance by existing funds, our ability to raise new funds is impaired. Our fundraising may also be negatively impacted by any change in or rebalancing of fund investors' asset allocation policies. During periods of unfavorable fundraising conditions, fund investors may negotiate for lower fees, different fee sharing arrangements for transaction or other fees, and other concessions. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed. Our current funds, including all our current private equity funds, have performance hurdles, which require us to generate a specified return on investment prior to our right to receive carried interest. This requirement will likely be in all our future funds, and the hurdle rate could increase for our future funds. In addition, successor funds raised by us when such unfavorable circumstances described above exist would also likely result in smaller funds than our comparable predecessor funds. Fund investors may also seek to redeploy capital away from certain of our credit or other non-private equity investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Any of these developments could materially and adversely affect our future revenues, net income, cash flow, financial condition or ability to retain our employees. See "—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" and "—Our investors in future funds may negotiate to pay us lower management fees, reimburse us for fewer expenses or change the economic terms of our future funds, including with respect to transaction fees, management fees or monitoring fees, to be less favorable to us than those of our existing funds, which could materially and adversely affect our revenues or profitability."
    During periods of difficult market or economic conditions or slowdowns (which may occur across one or more industries as well as various sectors or geographies), the various companies or assets in which we have investments may experience several issues, including decreased revenues, increased costs, credit rating downgrades, difficulty in obtaining financing and even severe financial losses or insolvency. For example, certain investments with floating interest rate loans may become unable to meet their debt service obligations if their benchmark interest rates were to rise materially, or if these investments' lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. In addition, during periods of difficult market or economic conditions or slowdowns, our and our funds' portfolio companies may have difficulty in expanding their businesses and operations or become unable to pay their expenses or other obligations as they become due, including amounts payable to us. Negative financial results in our and our funds' portfolio companies may result in lower investment returns, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, we or our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting our respective performance and consequently our operating results and cash flow and resulting in lower or no carried interest being paid to us. Adverse conditions may also increase the risk of default with respect to private equity, real assets, credit and other investments that we manage or the bankruptcy, abandonment or foreclosure of our investments. Even if economic and market conditions do improve broadly, adverse conditions in particular sectors may also cause our performance to suffer. Finally, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.

    In addition, our capital markets business generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities, loans and credit facilities, with the size of fees generally correlated to overall transaction sizes. As a result, adverse conditions in financial markets as described above, as well as lower level of transaction activities involving our funds' investments, which can be unpredictable and outside our control, may negatively impact both the frequency and size of fees generated by our capital markets business.
Our insurance business is materially affected by market and economic conditions as well. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on Global Atlantic, both because such conditions may decrease the returns on, and value of, its investment portfolio and because Global Atlantic's benefit and claim liabilities are sensitive to changing market factors, in particular Global Atlantic's fixed-indexed annuity and indexed universal life products and products with guaranteed minimum withdrawal or surrender or secondary guarantee features. In times of economic hardship, Global Atlantic's policyholders may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies. In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing Global Atlantic's products. Global Atlantic has in the past experienced an elevated incidence of life insurance claims as a result of increased unemployment, which impacts policyholder health and life expectancy and has adversely impacted utilization of benefits relative to Global Atlantic’s assumptions. The estimated cost of providing guaranteed minimum withdrawal and death benefits of certain insurance products requires various assumptions about the overall performance of equity markets over the life of the product. Therefore, significant declines in equity markets could cause Global Atlantic to incur significant operating losses and capital increases due to, among other reasons, the impact of such decline on guarantees related to Global Atlantic's annuity products, including from increases in liabilities, increased capital requirements and/or collateral requirements associated with certain of Global Atlantic's agreements.
For a discussion of interest rate risks on our insurance business, see "—Risks Related to Global Atlantic–Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects."

COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results.
COVID-19 has caused, and continues to cause, severe disruptions to the U.S. and global economics. In March 2020, the World Health Organization declared COVID-19 to be a pandemic and the United States declared a national emergency due to the outbreak. In connection with these declarations, various governments around the world have instituted measures to slow the transmissions of COVID-19, which substantially restrict individual and business activities. These measures have included, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls, limitations on travel, and vaccination and testing mandates. Governments in the United States and around the world have responded with fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19, which may be withdrawn or allowed to expire. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, which has contributed to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock), lower interest rates, supply chain disruptions, and an increase in inflationary pressures. The number of COVID-19 cases rebounded in many countries around the world throughout the year, including the United States, especially after more infectious strains of the virus have spread globally. Although a number of vaccines for COVID-19 have been developed, the effectiveness of widespread vaccination is uncertain, and these vaccines have been, and may in the future be, less effective against any new mutated strains of the virus.

We are monitoring developments relating to the global spread of COVID-19 and continuing to assess the potential for adverse impact on our business, including the investment funds we manage and the portfolio companies owned by us and our funds. In addition, we have implemented various initiatives intended to reduce the impact of COVID-19, such as mandatory vaccination and/or testing and ability to work remotely from home, while also seeking to maintain business continuity.
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance and operating results, which may be material and affect us in ways that we cannot foresee at this time. Many of the adverse ways in which COVID-19 may impact us have already materialized and adversely affected (or may in the future materialize and adversely affect) our stock price, our portfolio valuations, and the operations of our businesses and the businesses of our portfolio companies, as well as the businesses of entities of which we or our funds are creditors, and our and their other counterparties, including suppliers and customers. These risks may, in the future, become even more significant than is currently the case or than is currently anticipated. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:
•Difficult market and economic conditions may adversely impact the valuations of our and our funds' investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. Valuations of our and our funds' investments are generally correlated to the performance of the relevant equity and debt markets, which have been affected by governmental actions, including fiscal and monetary stimulus and withdrawal of stimulus. Although valuations across our investments generally improved throughout 2021, driven by a strong rebound in equity and fixed income markets, financial markets experienced significant volatility in early 2022. The withdrawal of fiscal or monetary stimulus, or the failure to implement announced programs or withdrawals of stimulus as anticipated, could have material impacts to market and economic conditions, which may negatively affect the value of our investment portfolio in the future and adversely impact our financial results;
•COVID-19 significantly increases the challenges associated with business planning, strategy, execution, portfolio management, fundraising, and other aspects of our business operations, the operation of our portfolio companies' businesses, and the operation of entities with whom we or our funds have loaned money or otherwise do business, including through supply or customer relationships. None of us, our portfolio companies or our and their respective counterparties, vendors, or advisors have previously faced a situation that we view as comparable to the current COVID-19 crisis, which, among other factors, involves a major simultaneous supply and demand shock to global, regional and national economies and significant outsized effects on particular business sectors, including for example, severe supply chain disruptions. The future trajectory of the COVID-19 crisis is subject to a complex interplay of epidemiological, technological, social, psychological, economic and political factors that are generally beyond our ability to forecast or control. In this environment, historical comparisons may be of little or no value, while the risk and uncertainty associated with a large number of business decisions are materially increased;
•Future limitations on travel and social distancing requirements implemented in response to COVID-19 may challenge our ability to market new or successor funds or new insurance policies as anticipated prior to COVID-19, potentially resulting in reduced or delayed revenues. In addition, fund investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds when there is a decline in public equity markets. Further, the COVID-19 crisis may cause fund investors or policyholders to change their investment strategies in manners that we cannot now foresee, and that may additionally and negatively affect our ability to raise funds or write new insurance policies from traditional or other sources;
•While the market dislocation caused by COVID-19 would expect to present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•Depending on the future impacts of COVID-19, we and our funds may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;
•Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in the financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. We and our funds may experience similar difficulties, and certain funds have been subject to margin calls when the value of securities that collateralize their margin loan decreased substantially;
•Borrowers of loans, notes and other credit instruments in our credit funds’ portfolio may become unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may become more likely not to be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds' credit and real estate investments and lower than expected returns. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 has and may continue to result in lower interest income for our credit funds;
•While the impact of COVID-19 on our portfolio companies has varied depending on the location and industry in which they operate, many of our portfolio companies operate in industries that have been, and continue to be, materially affected by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, housing, energy and retail industries. Many of these companies have faced operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, limitations on business operations, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 worsen or if certain onerous restrictions are reinstated, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments;
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
•Extended periods of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including ransomware, phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•COVID-19 presents a significant threat to our employees' well-being and morale. While we have a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans. We also may also experience more attrition by employees who unexpectedly resign, and we may have difficulty replacing them or hiring the new employees needed for our current business or the future growth of our business.
Given the ongoing nature of the outbreak, at this time we cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. The effects caused by COVID-19 may extend beyond the timeframe of the pandemic itself. We believe COVID-19’s adverse impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, including, for example: new strains of COVID-19 that cause the severity and duration of the pandemic to worsen or extend; the pandemic’s impact on the U.S. and global economies; the effectiveness of governmental responses to the pandemic, including the extension, amendment or withdrawal of any programs or initiatives established by governments; the timing and speed of economic recovery, including adverse economic pressures like rising inflation and less accommodative monetary stimulus; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us. The impact of COVID-19 may also exacerbate the other risks discussed in this report.

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
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, certain of the strategies pursued with our balance sheet assets rely on the use of leverage, including the issuance of CLOs, and other secured and unsecured borrowings. Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including one or more increases by the U.S. Federal Reserve of its benchmark interest rate or market driven changes to medium- or long-term interest rates, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Global Atlantic relies on access to lending and debt markets to provide capital and liquidity for its business. Changes in debt financing markets may impact Global Atlantic's access to capital and liquidity, in particular during times where Global Atlantic requires increased access to such financing. For example, calculations of required insurance capital may move with market movements and result in greater capital needs during economic downturns. Global Atlantic may also need additional liquidity to pay insurance liabilities in excess of its assumptions due to market impacts on policyholder behavior. Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and our insurance subsidiaries and, therefore, the investment returns on our funds and our insurance subsidiaries. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.
Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and requires amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we or our investment funds have held, all of which may result in additional costs or adversely affect our or our funds’ liquidity, results of operations and financial condition.

A substantial portion of credit assets held by our investment funds and our insurance subsidiaries and long-term indebtedness incurred by us, our investment funds, our insurance subsidiaries and our portfolio companies bears interest at variable interest rates, primarily based on LIBOR. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates ICE Benchmark Administration (IBA), the administrator of LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, a steering committee of large U.S. financial institutions convened by the Federal Reserve Board and the New York Fed, identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative reference rate, which measures the cost of borrowing cash overnight collateralized by U.S. Treasury securities. In January 2021, International Swaps and Derivatives Association also amended the definitions used in derivative contracts to incorporate SOFR as the successor rate to LIBOR. On

December 31, 2021, the following LIBOR currencies across all tenors ceased to be published: Sterling (GBP) LIBOR, Euro LIBOR, Japanese Yen (JPY) LIBOR and Swiss Franc (CHF) LIBOR. Additionally, one week and two month U.S. Dollar (USD) LIBOR tenors ceased to be published. It is expected that the remaining tenors of USD LIBOR will cease to be published and or no longer be representative on June 30, 2023 in the United States, and that SOFR will be the predominant replacement for LIBOR. At this time, it appears that SOFR will attain broad market acceptance as a replacement for LIBOR; however, there may be segments of the market that may opt to utilize other alternative reference rate as various industry organizations are evaluating alternatives to SOFR. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.

As of January, 1, 2022, global regulators have stated there can be no new LIBOR-linked origination and or issuance in any LIBOR currency and as such, remaining USD LIBOR tenors may only be referenced on a legacy basis for facilities that funded on or before December 31, 2021. Agreements governing our corporate revolving credit facility and our capital markets revolving credit facilities either mature before June 30, 2023 or contain “fallback” provisions providing for alternative rate calculations switches for all Non-USD LIBOR currencies as well as USD LIBOR. We, our investment funds and our portfolio companies have other LIBOR-based debt instruments and related hedging arrangements that may require amending or restructuring, which may be difficult, costly and time consuming. In addition, our credit funds extend loans based on LIBOR and invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Replacing LIBOR with an alternative reference rate in the underlying agreements may require repricing of these loans and securities, which may have an adverse impact on our funds and us.

Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us, our investment funds, our insurance subsidiaries and our portfolio companies. Even if the overall borrowing cost decreases, any savings that we realize from such decrease could be offset partially or entirely by lower overall interest income we receive from our credit assets. In addition, we and certain consolidated funds hold credit investments that generate interest income based on variable interest rates, and if we receive lower interest income, such funds may be adversely affected. If the transition from LIBOR results in an overall increase to the borrowing cost, higher interest expense could negatively affect the financial results and valuations of our portfolio companies. Transition to new reference rates also requires an upgrade to the software and systems we and our third-party vendors use to properly record and process loans and other instruments based on the new rates. Such upgrade may not become fully available in time or its implementation could be delayed because of the dynamic nature of the transition. Any failure to timely implement the necessary software or systems upgrade could adversely affect our business operations. Significant uncertainty still exists as to, for example, the successor reference rate that will be predominantly adopted in the market, emergence of credit sensitive rates, interpretation and or re-negotiation of agreements without clear LIBOR transition provisions, and the expected timing for the anticipated Federal legislative solution named H.R.4616 Adjustable Interest Rate (LIBOR) Act of 2021 to address tough legacy contracts to be signed into law. Such uncertainty could give rise to widespread disputes, including litigation, which can adversely affect us, and result in a sudden or prolonged increase or decrease in the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. These changes in value may impact the availability and cost of hedging instruments and borrowings, potentially resulting in an increase to our and our funds’ interest expense and cost of capital. Any increased costs, lower interest income or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could adversely affect our business operations in the future.
    We expect that our primary liquidity needs, including those of Global Atlantic, will consist of cash required to:
•continue to grow our businesses, including seeding new strategies, funding our capital commitments made to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting investment vehicles that we sponsor;
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs or other investment vehicles pending the contribution of committed capital by the investors in such vehicles, and advancing capital to them for operational or other needs;
•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;
•fund cash operating expenses and contingencies, including for litigation matters;
•pay policyholders and amounts in our insurance business related to investment, reinvestment, reinsurance or funding agreement activity;

◦pay amounts that may become due under our tax receivable agreement with KKR Holdings;
•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock;
•underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;
•acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent they may apply);
•address capital needs of regulated and other subsidiaries; and
•repurchase shares of our common stock pursuant to the share repurchase program or repurchase or redeem other securities issued by us.
    These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2021, we have approximately $11.9 billion of remaining unfunded capital commitments to our investment funds and vehicles and approximately $1.2 billion of commitments to capital markets transactions. Our commitments to our funds and other businesses will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support to our general partner's obligations to our funds, to provide certain guarantees in commercial real estate financing transactions, to support certain transactions by our funds and to facilitate capital markets transactions.
    In addition, as of December 31, 2021, we had $38.6 billion of indebtedness outstanding under our credit facilities and debt securities on a GAAP basis and $6.8 billion of indebtedness outstanding under our credit facilities and debt securities on a non-GAAP basis (excluding Global Atlantic, which is reported net of assets and liabilities on a non-GAAP basis), and $10.0 billion of cash and cash equivalents on a GAAP basis and $4.9 billion of cash and short-term investments on a non-GAAP basis (excluding Global Atlantic, which is reported net of assets and liabilities on a non-GAAP basis). The non-GAAP based measures exclude the assets and liabilities of our investment funds, CLOs, and other consolidated entities that are not subsidiaries of KKR & Co. Inc., but include debt obligations of KKR Financial Holdings LLC (“KFN”), which as of December 31, 2021, consisted of $948.5 million. The debt obligations of KFN do not provide for recourse to KKR beyond the assets of KFN. Our $1.0 billion corporate revolving credit facility is scheduled to mature on August 4, 2026. Global Atlantic also has outstanding indebtedness of $1.9 billion as of December 31, 2021. Depending on market conditions, we may not be able to refinance or renew all or part of these senior notes or our corporate revolving credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.

In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may also put pressure on our liquidity. The holding company for our capital markets business has entered into a credit agreement that provides for revolving borrowings of up to $750 million, which can only be used in connection with the general corporate and working capital needs of our capital markets business, including placing and underwriting securities offerings, and a 364-day revolving credit agreement that provides for revolving borrowings of up to $750 million, which can only be used to facilitate the settlement of debt transaction syndicated by our capital markets business. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we may be required to borrow under these revolving credit facilities or from other sources of liquidity to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Further, these facilities are scheduled to mature on March 20, 2025 and April 8, 2022, respectively, and depending on the market conditions, we may not be able to refinance or renew them on commercially reasonable terms or at all. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions or to allocate our capital more efficiently across our businesses.

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
Carry distributions may give rise to clawback obligations. The partnership documents governing our carry-paying funds, including funds relating to private equity, credit and real assets investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other persons through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. Not all carry may be recoverable from current or former employees and other persons once it has been distributed by us. As of December 31, 2021, $76.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2021 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been approximately $2.5 billion. See – “Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a "netting hole," which will result in less carried interest for us, as well as clawback liabilities.”

Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a "netting hole," which will result in less carried interest for us, as well as clawback liabilities.
We have entered into strategic investor partnerships with certain investors, generally through separately managed accounts, which have longer investment periods, often of 20 years or more, and provide for investments across different investment strategies. Compared to our traditional private equity fund structure, these partnerships may offer reduced fees for fund investors and may require netting across various funds in which they invest. For example, these strategic partnerships may net the returns across the various funds in which they invest, in effect potentially creating a "netting hole" across funds, which must be "filled" before any realized gains can be distributed to the general partner as carried interest. The longer investment period and cross-fund netting feature of the strategic investor partnerships increase the possibility of netting holes compared to our traditional private equity fund structure, which, if present, will reduce the carried interest we otherwise would earn. Similarly, the longer duration of these partnerships can increase the risk of clawback, because over a longer investment period, a period of reduced performance following periods of performance adequate to realize carried interest is more likely to occur. See "—The 'clawback' provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption or dividends, and termination.

We refer to a significant portion of our AUM from time to time as perpetual capital, because it has an indefinite term with no predetermined requirement to return invested capital to investors upon the realization of investments. This AUM includes the capital of our registered funds, certain unregistered funds, listed companies, and insurance companies, and it excludes our traditional private equity funds, similarly structured investment funds, and hedge fund partnerships. In addition to fluctuations based on the valuations of the underlying investments of the AUM, this capital is subject, however, to withdrawals, redemptions and periodic payments such as dividends. Perpetual capital may also be reduced through elections by investors to redeem their fund investment. In addition, we expect that the capital arising from KKR’s investment management agreements with Global Atlantic would, in general, be reduced if outflows to pay policyholder obligations under Global Atlantic's insurance policies and reinsurance agreements exceed inflow from writing new insurance policies or entering into new reinsurance transactions. Moreover, perpetual capital may be removed from our AUM under certain circumstances, because the underlying investment management agreement may be terminated by a client for specific reasons like poor investment performance, and perpetual capital may also be terminated by a client’s failure to renew our investment management agreement. Therefore, investors should not view this component of our AUM as being permanent without exception, because it can be subject to material reductions and even termination.

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
    Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of monitoring fees (including termination payments), transaction fees or fees received by our capital markets business. Our total management, monitoring and transaction fees (net of fee credits) for the years ended December 31, 2021, 2020 and 2019 were $2,524.5 million, $1,744.4 million and $1,504.6 million, respectively, on a GAAP basis, and $3,075.7 million, $2,074.0 million and $1,812.8 million, respectively, on a non-GAAP basis. We may create new funds or investment products or vary the terms of our funds or investment products (for example our funds now include performance hurdles), which may alter the composition or mix of our income from time to time. In particular, in our private equity and other funds raised since 2014, we credit all monitoring and transaction fees generated by the fund's investments against fund management fees, which results in a decrease of our monitoring and transaction fee income. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general market and economic conditions. In addition, our earnings and cash flows are dependent in part on the performance of KKR Financial Holdings LLC ("KFN"), a specialty finance company that we acquired in 2014, and Global Atlantic, a retirement and life insurance company that we acquired in 2021, and are subject to the risks to these businesses as described elsewhere in the report. Although KFN and Global Atlantic are subsidiaries of KKR, KFN and Global Atlantic each has its own indebtedness outstanding. The terms of their respective indebtedness impose limitations on these companies' current and future operations and may restrict its ability to make distributions to KKR. In addition, Global Atlantic's insurance subsidiaries are also subject to regulatory restrictions that may restrict their ability to make distributions to KKR. For the years ended December 31, 2021, 2020 and 2019, our net income attributable to KKR & Co. Inc. Common Stockholders was $4,560.8 million, $1,946.0 million and $1,971.7 million, respectively, and our after-tax distributable earnings was $3,915.6 million, $1,768.8 million and $1,613.1 million, respectively. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
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
    In addition, we have formed strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake (which we refer to as "hedge fund partnerships"). These third-party hedge fund managers offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds. As a result, we are indirectly exposed to the volatility and fluctuations in financial results of these hedge fund managers and could become exposed to lawsuits or other liabilities arising from their business and operations. For example, certain funds managed by the hedge fund managers have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, the fund managers will not be able to earn incentive fees with respect to a fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid. The incentive fees the hedge fund managers earn are therefore dependent on the net asset value of these funds, which could add to volatility in our quarterly results and cash flow.
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

    Our ability to raise new funds could also be hampered if the general appeal of alternative asset investments were to decline. An investment in a limited partner interest in an alternative asset fund like private equity is less liquid than an exchange traded instrument and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Alternative asset investments could fall into disfavor as a result of concerns about liquidity and short-term or long-term performance. Institutional investors that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining target asset allocations may materially decrease or temporarily suspend making new investments in our investment funds. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative assets, and other institutional investors may reduce their overall portfolio allocations to alternative assets. This could result in a smaller overall pool of available capital in our industry. There is no assurance that the amount of commitments investors are making to alternative asset funds will continue at recent levels or that our ability to raise capital from investors will not be hampered.

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
In addition, the Dodd-Frank Act, under what has become known as the “Volcker Rule,” broadly prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and certain insurance companies), insured depository institutions and their subsidiaries and controlled affiliates (“banking entities”) from investing in “covered funds,” including third-party alternative asset funds like ours. As a result, banking entities, subject to certain limited exemptions, had to conform their existing covered fund investments and relationships to the Volcker Rule, and are limited in their ability to undertake new contractual commitments to our investment funds. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies.

    The number of funds raising capital varies from year to year, and in years where relatively few of our funds are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. There is no assurance that fundraises for new strategies or successor funds will experience similar success as our existing or predecessor funds in the future.
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

Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction fees. We have received and expect to continue to receive requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund investors, and such focus may lead to increased publicity that could cause fund investors to further resist our receipt of certain fees and expense reimbursements. In our private equity funds and other funds since 2014, we have increased the percentage of transaction and monitoring fees that are credited against fund management fees to 100% of the amount of the transaction and monitoring fees attributable to that fund.
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
•pricing;
•fund terms (including fees and expense reimbursement);
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
    Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors, including public pension funds, have considered our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and decide whether to invest in our common stock or engage with us to require changes to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our common stock from their investments, and we may face reputational challenges by other stakeholders. The occurrence of any of the foregoing could have a material adverse impact on new fundraises and negatively affect the price of our stock. In addition, there has also been an increased regulatory focus on ESG-related practices by investment managers. In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and may impose more stringent regulation of ESG funds and ESG-related claims. In addition, a new EU regulation on sustainability disclosure, which is intended to standardize the definition of environmentally sustainable investing, went into effect in March 2021. If regulators enact rules that govern ESG matters, such as climate change, or disagree with the procedures or standards we use for ESG investing, or new regulation or legislation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected. See “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.”

Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of our conversion to a corporation on our income taxes, see Note 18 "Income Taxes" in our financial statements.
Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. Final regulations relating to compensation for certain covered employees under Section 162(m) could meaningfully reduce the amount of tax deductions available to us in 2021 and in future years.

Additionally, foreign and state and local governments may enact tax laws that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations.

There could be significant changes in U.S. tax law and regulations. While the likelihood and nature of any such legislation or regulations is uncertain, any such changes could materially increase the amount of taxes we or our portfolio companies are required to pay. Among other things, new laws could seek to increase the corporate tax rate or corporate tax base (for example, by way of a book minimum tax), limit further the deductibility of interest, and subject non-U.S. taxable income to a higher level of U.S. tax. Any such tax changes could materially increase the amount of taxes we, our portfolio companies and our investors would be required to pay directly or indirectly. For example, increases in the corporate tax rate may adversely impact the cash flow of our portfolio companies and result in our funds selling those assets at values that are less than we projected, which would in turn have negative impact to the investment fund’s performance and to the pace of realizations. Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we or our portfolio companies operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies, such as KKR. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these and other proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments. In addition, the OECD is working on a two pillar initiative, “BEPS 2.0”, which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). For countries other than the U.S., the OECD recommended model rules for Pillar Two in late 2021. For the U.S., the OECD is expected to complete its recommendation in early 2022 with the release of commentary on the interaction between the model rules and current U.S. tax law. Countries or jurisdictions may implement the recommended model rules as drafted, in a modified form, or not at all. Our business and our portfolio companies’ businesses could be significantly impacted if the model rules, or any future variation, are implemented in any of the countries in which our business, our portfolio companies’ businesses, or our investment structures are located. The timing and scope of any provisions remain subject to significant uncertainty.

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
    Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities. Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay, thereby adversely affecting our ability to offer attractive incentive opportunities. In addition, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, the current U.S. administration may seek to treat carried interest as ordinary income, and certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest, which may also negatively affect our ability to attract and retain employees and key personnel. Similarly, changes in the United Kingdom with respect to the taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016, may impact our ability to recruit, retain and motivate employees and key personnel in the United Kingdom. In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees, including regulations to clawback their compensation in certain circumstances. See “—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.” The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect our profitability.

Many of our employees hold interests in our carry pool through KKR Associates Holdings L.P. Currently 40%, 43% or 65%, as applicable, of the carried interest earned from our investment funds is allocated to our carry pool. There can be no assurance that the carry pool will have sufficient cash available to continue to make cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by funds from other sources, including other performance-based income, could render the compensation that KKR pays to be less attractive. In any of these circumstances, a higher percentage of our revenue may be required to be paid as cash compensation, which could have a material adverse impact on our profit margins. We are not permitted under our certificate of incorporation to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors.

We have granted equity awards from our Equity Incentive Plans and expect to continue to grant equity awards from our 2019 Equity Incentive Plan, which has caused and will cause dilution. If we increase the use of equity awards in the future, expense associated with equity-based compensation may increase materially. For example, in 2021 we issued equity awards with respect to 24.5 million shares of common stock under our 2019 Equity Incentive Plan, of which 19.5 million represent market condition awards subject to both stock price target requirements and service requirements. In addition, KKR Holdings granted 2.3 million KKR Holdings units to certain senior employees. These KKR Holdings awards were granted from outstanding but previously unallocated units of KKR Holdings, and consequently these grants did not increase the number of KKR Holdings units outstanding or outstanding KKR common units on a fully-diluted basis. See "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of KKR Holdings Units" for the terms and conditions of such KKR Holdings units. The value of the KKR Holdings units and KKR common stock and may drop in value or be volatile, which may make our equity less attractive to our employees.

In July 2015, the SEC proposed rules, as mandated by the Dodd-Frank Act, requiring companies to develop and enforce recovery policies that in the event of an accounting restatement, “claw back” from current and former executive officers incentive-based compensation they would not have received based on the restatement. In April and May 2016, the SEC also issued for public comment revised proposed rules designed to prohibit certain incentive-based compensation arrangements deemed to encourage inappropriate risk taking by covered financial institutions by providing “excessive” compensation, fees or benefits or that could lead to material losses. Although the SEC has not adopted the proposed rules to date, in October 2021, the SEC re-opened the comment period on the proposed “claw back” rules for compensation, and depending on the outcome of the rule making process, the application of these rules to us could require us to substantially revise our compensation strategy, increase our compensation and other costs, and materially and adversely affect our ability to recruit and retain qualified employees. In addition, less carried interest from the carry pool may be allocated to certain of our employees, which may result in less cash payments to such employees. To the extent our equity incentive or carry pool programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.

In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our executives, employees and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to, or may choose not to, enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. Even when enforceable, these agreements expire after a certain period of time, at which point each of our executives, employees and other key personnel are free to compete against us and solicit our fund investors and employees. See “Certain Relationships and Related Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements.”

Furthermore, we also rely significantly on consultants and other contingent workers, and our failure to effectively manage this workforce could adversely affect our results of operations. Our ability to manage the costs associated with engaging a contingent workforce may also be impacted by more stringent labor rights laws in the future.

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
    We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology.

For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions and reliance on manual processes in certain circumstances. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our Public Markets business line is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third-party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be able to adequately protect the information of our clients, may not be suitable for new products and strategies (including instruments using SOFR or another successor rate to LIBOR) and may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including paying agents and escrow agents, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Furthermore, most of our administrative personnel and our information system and technology infrastructure for the asset management business are located in our New York City office. Any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during the COVID-19 pandemic.
Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.
    We rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We may be exposed to a more significant risk if these acts are taken by state actors. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of activities. Cyber-criminals may attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, like paying agents and escrow agents, may not be able to detect or protect against. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and remote working environment, which are less secure, and a significant increase in ransomware and other hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
Cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the General Data Protection Regulation in the European Union that became effective in May 2018 and the California Consumer Privacy Act that became effective in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Global Atlantic, in particular, processes sensitive personal information of its policyholders, which exposes Global Atlantic to a heightened risk, as discussed in "—Risks Related to Global Atlantic—Business Risks Related to Global Atlantic—Any failure to protect the confidentiality of client information could adversely affect Global Atlantic's reputation and have a material adverse effect on its business, financial condition and results of operations." Breaches in security could potentially jeopardize our, our employees', our fund investors', Global Atlantic policyholders' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees', our fund investors', our policyholders', our counterparties' or third parties' operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cyber-security incident and fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.

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
    We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts and structured products), and expanding into new geographic markets and businesses. We have in the past opened many offices to conduct our asset management and capital markets businesses around the world in Europe, the Middle East and Asia-Pacific, which we intend to grow and expand. We have also launched a number of new investment initiatives in areas such as core plus real estate, real estate credit, core infrastructure, growth equity, core private equity, and impact investments. We also increasingly manage investment vehicles owned by retail investors, which subject us to additional risk. See also “—Certain types of investment vehicles may subject us to additional risk of litigation and regulatory scrutiny.” Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements and terms of the investment. See “—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition.”

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

We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, we have expanded our European credit business with our acquisition of Avoca in 2014. We have also made minority investments in hedge fund managers, and we have entered into joint ventures with third parties to participate in new real estate investment strategies. In April 2018, we completed our transaction to form FS/KKR Advisor, a strategic partnership with FS Investments, to provide investment advisory services to our business development company. In February 2021, we expanded into the insurance business by acquiring Global Atlantic. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

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
In addition, as an insurance company, Global Atlantic’s ability to grow is dependent on the sufficiency of its capital base to support that growth. Global Atlantic may need to seek additional capital to manage its growth, and Global Atlantic may not be able to maintain its current strong capital position as it grows. As Global Atlantic grows, it must invest additional assets. If Global Atlantic is unable to take advantage of investment opportunities and adequately manage its investments and capital, Global Atlantic’s financial condition and results of operations in the future could be less favorable than in historical periods. Growth may increase the risk of service problems with policyholder administration, and Global Atlantic may need to expend additional resources to provide consistent service. Any negative impact on the quality of customer service Global Atlantic provides may cause reputational harm. Global Atlantic also considers its operational capabilities, including at third-party administrators, when considering what products and solutions to offer and its ability to adjust terms on its products. Future growth will also impose added responsibilities on Global Atlantic’s management, including the need to identify, recruit, maintain and integrate additional employees, and to implement more complex organizational management structures. Growth may also introduce additional regulatory complexity. There is also a risk that Global Atlantic will not be able to manage its expenses effectively or scale its business as it grows. Global Atlantic’s ability to reinsure business to its Bermuda reinsurance subsidiaries may also be limited by law or regulation, and accordingly Global Atlantic may not realize any benefits from its efficient operating structure on this new business. Global Atlantic’s failure to manage growth effectively for the reasons discussed above could have a material adverse effect on its business, financial condition and results of operations.

If Global Atlantic’s businesses do not perform well and/or their estimated fair values decline, Global Atlantic may be required to recognize an impairment of goodwill, which could have a material adverse effect on our results of operations and financial condition.

We may not be successful in executing upon or managing the complexities of new investment strategies, investment products, markets and businesses, which could adversely affect our business, results of operations and financial condition.
    Our growth strategy is based, in part, on the expansion of our platform through selective investment in, and development or acquisition of, businesses, investment products and investment strategies complementary to our business. The expansion into new products and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. For example, we developed and completed several structured transactions in which KKR provides subordinated or equity financing and third party investors provide senior financing to an investment vehicle that invests in our funds. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our capital committed to these transactions ahead of any third party if the vehicle's investments do not perform as expected.
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
We have entered into strategic investor partnerships and established separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The offering of investment products to retail investors, including any funds registered under the Investment Company Act and other publicly listed vehicles, may result in increased compliance and litigation costs. We may also incur significant charges in connection with such investments, which ultimately may result in significant losses and costs. Any such losses and costs could adversely impact our business, results of operations and financial condition, as well as harm our professional reputation. See also “—Adverse legal and regulatory developments against special purpose acquisition companies (“SPACs”) and their sponsors could adversely affect our business and reputation and result in significant losses and expenses."

Adverse legal and regulatory developments relating to special purpose acquisition companies (“SPACs”) and their sponsors could adversely affect our business and reputation and result in significant losses and expenses.

We have co-sponsored a SPAC, KKR Acquisition Holdings I Corp., and may in the future elect to sponsor or otherwise utilize SPACs or other blank check companies in connection with the operation of our business. Regulatory and legal scrutiny of SPACs and other blank check companies increased significantly in 2021 and has continued into 2022. For example, the SEC’s Chairman has publicly announced his intention to propose rules around the marketing practices, disclosure requirements and liability obligations for SPACs and their sponsors and, in 2021, the SEC’s staff issued statements relating to certain accounting classifications applicable to the financial statements prepared by SPACs, leading to many SPACs, including our sponsored SPAC, having to restate their financial statements. The SEC has also recently brought an enforcement action against a SPAC and its sponsor for misleading claims in advance of a proposed business combination. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation. Moreover, we may lose all or a portion of our investment in any SPAC that we sponsor or become affiliated with if a business combination is not completed as contemplated or if the business combination is unsuccessful, which may also result in significant regulatory scrutiny, litigation costs and other expenses.

If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, or if our structured transactions do not perform as expected, then our liquidity, business, results of operations and financial condition could be materially and adversely affected.
    Our balance sheet assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. We have used our balance sheet assets to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. We also entered into arrangements with third parties that reduce our risk associated with holding unsold securities when underwriting certain debt transactions, which enables our capital markets business to underwrite a larger amount. To the extent that we are unable to syndicate our commitments to third parties or our risk reduction arrangement does not fully perform as anticipated, we may be required to sell such investments at a significant loss or hold them indefinitely. If we are required to retain investments on our balance sheet for an extended period of time, our results would be directly impacted by the performance of such investments and it would also impair our capital markets business’ ability to complete additional transactions, either of which could materially and adversely affect our business, results of operations and financial condition. See also “—Underwriting, syndicating and securities placement activities expose us to risks, and our risk management strategy may not effective or sufficient”.

    We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. In particular, during a period when our balance sheet assets are concentrated in a limited number of investments, results from a small number of investments can have a significant impact on our balance sheet performance. Our success in deploying our balance sheet assets and generating returns on this capital will depend, among other things, on the availability of suitable opportunities after giving priority in investment opportunities to our advisory clients, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. To the extent we are unsuccessful in deploying our balance sheet assets, our business and financial results may suffer.

Our balance sheet assets have been a significant source of capital for new strategies and products. To the extent that such strategies or products are not successful or our balance sheet assets cease to provide adequate liquidity, we would realize losses on our balance sheet investments or become limited in our ability to seed new businesses or support our existing business as effectively as contemplated. For example, we may acquire investments using our balance sheet capital and warehouse these investments while fundraising a particular fund. We expect our balance sheet capital to be returned to us if such fund has a successful fundraise. However, if the fundraising is not successful, or if fund investors are not willing to pay for these warehoused investments, then we may realize losses on these warehoused investments or otherwise suffer an adverse impact in our liquidity, business, results of operations and financial condition.

We have also developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third party investors provide senior financing to an investment vehicle that invests in our funds and certain other investment assets. We have also entered into a similarly structured transaction where the cash flows of our balance sheet’s capital commitments to our funds have been effectively pledged as collateral for the investment vehicle. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR’s interests, we are at risk of losing all of our interests in these transactions ahead of any third party if the investments do not perform as expected. As of December 31, 2021, total balance sheet investments made by KKR in these structured transactions were approximately $1.5 billion, and, in addition, we have agreed to fund or otherwise be liable for a portion of up to a maximum of $116 million in investment losses and/or to provide liquidity upon certain termination events (the maximum amount of which is currently unknown. See “—We may not be successful in executing upon or managing the complexities of new investment strategies, markets and businesses, which could adversely affect our business, results of operations and financial condition” and Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Contractual Obligations, Commitments and Contingencies”.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.
    Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, restrictions on activities, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Any of the foregoing may damage our relationships with existing and potential fund investors, impair our ability to raise capital for successor funds, impair our ability to carry out our investment strategies, impair Global Atlantic's ability to conduct its insurance business, or contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors or to lose or fail to gain new policyholders or ceding parties.
The private equity industry has been and continues to be under intense regulatory and news media scrutiny with governmental officials and regulators, focusing on the private equity industry’s fees, the taxation of its investments, the business practices and operations of its portfolio companies, conflicts of interest, and other issues. In particular, the SEC’s past areas of focus on private equity firms have included, among others, conflicts of interest, allocation of investment opportunities, the allocation of fees and expenses, including the acceleration of monitoring fees and the allocation of broken-deal and other expenses, valuation practices, the disclosure, use and compensation of operating partners or consultants as well as third-party compliance or similar service providers, outside investment and business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, disclosure of conflicts of interest, electronic messaging, cyber-security, data privacy and protection, the use of purchased data, valuation, retail investors, foreign bribery and corruption, and policies covering custody, auditing, handling of material nonpublic information, insider trading, business continuity and transition planning.

Certain Recent and Potential Regulatory Changes

•In 2021, the SEC and its staff promulgated examination priorities and observations that specifically identified private fund managers as a priority and, in particular, highlighted the SEC’s focus on managers that have a greater impact on retail investors, controls with respect to the misuse of material non-public information, portfolio valuations, conflicts of interest including with respect to allocation of investment opportunities, relationships with clients, preferential liquidity rights, disclosure and compliance with requirements for cross trades, principal investments or distressed sales, calculation and other considerations with respect to fees and expenses, as well as managers’ supervisory, compliance and risk management systems related thereto and the use of affiliated service providers for clients.

•In 2021, the SEC proposed rules that would require any entity that establishes positions in security-based swaps above certain specified threshold levels to file reports with the SEC, which would become publicly available. This requirement could adversely affect aspects of our business by making it more costly and burdensome, and potentially impractical, to enter into security-based swap transactions.

•In 2021, the SEC established an enforcement task force to investigate ESG practices and disclosures by public companies and investment managers, and the SEC may propose and implement impose rules to regulate ESG funds and ESG-related claims. See "—We are subject to increasing focus by our fund investors, our stockholders and regulators on environmental, social and governance ("ESG") matters."

•On March 31, 2021, the Treasury Secretary and Chair of the Financial Stability Oversight Committee (“FSOC”) announced that the FSOC had re-established its hedge fund working group. The activities and potential recommendations of this working group could subject certain aspects of our business, including our hedge fund partnerships, and the hedge fund industry to heightened media and regulatory scrutiny.

•In early 2022, the SEC has proposed a number of significant changes that, if promulgated, will affect our business. On January 26, 2022, the SEC proposed significant changes to Form PF, including a requirement to report within one business day certain transactions and fund-level events and a requirement to disclose, among other things, details about the use of leverage by funds and portfolio companies and the capitalization and restructurings of portfolio companies. On February 9, 2022, the SEC proposed rules regarding the management of private funds like the funds we manage, the handling of cybersecurity risks, and trade clearance and settlement. The proposed rules regarding the management of private funds are significant and include, among other things, prohibiting certain preferential treatment to investors and providing transparency on other forms of preferential treatment; limitations on our ability to seek reimbursement, indemnification, exculpation, or limitation of liability for certain activities; charging certain fees and expenses to our funds or their portfolio companies, such as fees for unperformed services, which the SEC has proposed to include accelerated monitoring fees (which we have historically charged and which amounts have been financially significant for us in some historical periods) and fees associated with an examination or investigation of our affiliated investment advisers; reducing the amount of our clawback of carried interest by the amount of certain taxes; charging fees or expenses related to a portfolio investment on a non-pro rata basis; and borrowing or receiving an extension of credit from our private fund clients. On February 10, 2022, the SEC also proposed rules to amend how the beneficial ownership of securities is reported. These proposed changes, if they become effective, are expected to increase the costs of compliance, expose us to regulatory scrutiny, censure and penalties if we are unable to comply, and could in certain instances reduce our revenues.

•The SEC’s amended rules for investment adviser marketing will become effective in November 2022. The rule imposes more prescriptive requirements to our marketing, and will impact the marketing of our funds and our other investment advisory functions, as well as placement agent arrangements in the United States and outside the United States. Compliance with the new rule may result in higher compliance and operational costs and less overall flexibility in our marketing.

•On December 7, 2021, the National Association of Insurance Commissioners Financial Stability Task Force published for comment a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers.” The considerations list 13 topics for review, including, identifying all control and affiliate relationships of private-equity owned insurers, including use of complex structures, offshore reinsurers and sidecars, scrutinizing the terms of investment management agreements and affiliate investments, and assessing operating, governance and market conduct practices, such as overreliance on third-party administrators. In addition, the FSOC 2021 annual report expressed concern that the acquisition of life insurers or assumption of life business through reinsurers owned by private equity firms may “increase interconnectivity” among non-bank lenders, insurers, and broader financial markets and the Federal Insurance Office 2021 annual report stated that private-equity owned insurers face greater conflicts and may have heightened credit and liquidity risk profiles and sensitivity to downturns. Our relationships with Global Atlantic and other insurers and reinsurers will be subject to additional scrutiny and potentially additional regulatory requirements, which may have a material impact on our business, reputation, results of operations and financial condition. See also "—Regulatory Risks Related to Global Atlantic—Global Atlantic's businesses are heavily regulated across numerous jurisdictions, and changes in regulation could reduce Global Atlantic's profitability."

•On November 25, 2021, the European Commission proposed a directive amending the European Union’s Alternative Investment Fund Managers Directive (the “AIFMD”) with respect to delegation arrangements, liquidity risk management, supervisory reporting, provision of depositary and custody services and loan origination by alternative investment funds. It is not currently clear what changes to the AIFMD could be implemented and what impact any such changes would have on us or our funds, which could be material.
•The European Union's Investment Firms Directive and the Investment Firms Regulation imposes a new prudential regime beginning on January 1, 2022 for investment firms in Europe, as well as various governance and remuneration obligations, the costs to comply with which may be material.

•On May 5, 2021, the European Commission adopted a proposal for a regulation to address distortions caused by foreign subsidies, expected to come into force in mid-2023, which, subject to certain thresholds, will require mandatory notification of acquisitions involving financial contributions by non-European Union governments. This may increase our notification obligations and increase costs when making or exiting investments involving the European Union.

•Following the exit of the United Kingdom from the European Union on January 31, 2020 ( “Brexit”), the United Kingdom and the European Union issued a Joint Declaration on Financial Services Regulatory Cooperation stating the intent to enter into a memorandum of understanding by March 2021 to establish the framework for regulatory cooperation on financial services. However, no such memorandum of understanding has yet been published, and there is no arrangement in place that allows broad market access between the United Kingdom and the European Union. Any material changes could materially increase the costs of our compliance in the United Kingdom or the European Union.

    Any of these changes or potential changes in the regulatory framework applicable to our business (including any changes or potential changes that are not described above or that we are unaware of or that may arise from new leadership at regulators and in governments in the U.S. and abroad), as well as adverse news media attention, may: impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact our funds and us in a number of ways, including: increasing our costs and the cost for our funds of investing, borrowing, hedging or operating; increasing the funds’ or our regulatory operating costs; imposing additional burdens on the funds’ or our staff; and potentially requiring the disclosure of sensitive information. Even if not enacted, evaluating and responding to new rulemaking proposals, which are expected to increase, could result in increased costs and require significant attention from management. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws, regulations, initiatives or regulatory guidance could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.

Other Financial Markets Regulation. Certain requirements imposed by regulators in the United States and abroad, as well by U.S. and non-U.S. legislation and proposed legislation, are designed primarily to ensure the integrity of the financial markets or other objectives and are not principally designed to protect our stockholders. These laws and regulations often serve to limit our activities.
U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage, although the status of this guidance is uncertain as the U.S. Government Accountability Office determined, in October 2017, that the guidance is subject to review under the U.S. Congressional Review Act. If applied by the U.S. federal bank regulatory agencies in its current form, such guidance would limit the amount or availability of debt financing available to borrowers and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.

The SEC has adopted a rule that requires a U.S. broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer (“Regulation Best Interest”). The term “retail customer” is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The “best interest” standard would be satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Regulation Best Interest may impose additional costs to us if we continue to expand our product offerings and investment platforms to retail customers. For discussions of the risks posed by Regulation Best Interest and similar rules on Global Atlantic, see “—Risks Related to Global Atlantic—Regulatory Risks Related to Global Atlantic—Changes to comply with new and potential laws or regulations which impose fiduciary or best interest standards in connection with the sale of Global Atlantic’s products could materially increase Global Atlantic’s costs, decrease its sales and result in a material adverse impact on its business.”

The U.S. Commodity Futures Trading Commission (the “CFTC”), and in certain cases the SEC, has proposed or adopted regulations governing futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. In general, our subsidiaries have not registered as regulated entities with the CFTC, and our funds generally operate pursuant to exemptions from registration, but certain transactions in futures and swaps remain subject to regulatory requirements regardless of our registration status. Any changes in application or interpretation of the rules applicable to futures and swaps, including rules regarding registration, reporting, margin, capital requirements, and position limits, could result in significant costs for us and our funds.

In July 2019 and October 2021, a U.S. Senate bill titled “Stop Wall Street Looting Act” was introduced with the aim to regulate certain business practices by private funds (except venture capital funds) that directly, or through an affiliate, act as a “control person” by acquiring 20% or more of voting securities of a portfolio company. The bill, among other things, proposes to: require such private funds to be jointly and severally liable for debt and other obligations of a portfolio company; prohibit portfolio companies from paying dividends within 24 months of their acquisition by a private fund; impose 100% tax on any monitoring fee or transaction fee paid by portfolio companies to a private fund; apply an ordinary income tax rate, instead of a capital gains tax rate, on carried interest; and require an annual SEC disclosure of certain information about a private fund and its portfolio companies. Although the bill did not see further action after its introduction in 2019 and re-introduction in 2021, if it were to become law, our business would be materially adversely impacted, and we would be required to change various operational and investment practices, which would be costly, time-consuming and disruptive. In addition, potential changes in legislation or regulation may include higher corporate tax rate, greater scrutiny on the private equity industry or elimination of carried interest or limitations of the capital gains tax. See also “—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.”

Certain of the funds we manage and certain portfolio companies that engage in originating, lending and/or servicing loans, may consider investments that would subject us to U.S. state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. If our funds or portfolio companies engage in these activities, they may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the U.S. Consumer Financial Protection Bureau. These U.S. state and federal regulatory programs are designed to protect borrowers. There is a potential for increased risk of legislative and regulatory action that could adversely limit and affect our and our portfolio companies’ businesses relating to these activities.

U.S. state and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds and ultimately on us.

In Europe and the Asia-Pacific, there are also laws and regulations that are designed to ensure the integrity of the financial markets or other objectives and are not principally designed to protect our stockholders. For example, our European subsidiaries are subject to various EU-wide regulations and their respective national implementing legislation, including:

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

•the Investment Firms Directive and the Investment Firms Regulation, which imposes a prudential regime for investment firms, as well as various governance and remuneration obligations;

•other EU bank regulatory initiatives, including the Second Bank Recovery and Resolution Directive and the European Banking Authority’s guidelines on limits to exposures to shadow banking entities which carry out banking activities outside a regulated framework under EU law (including funds employing leverage on a substantial basis, within the meaning of AIFMD and its implementing rules, and credit funds);

•the European Market Infrastructure Regulation (EMIR) and EMIR Refit, which impose various reporting, margining and central clearing requirements on certain derivative transactions;

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

•the Sustainable Finance Disclosure Regulation and Taxonomy Regulation, which impose sustainability risk assessment requirements and ESG-specific transparency disclosure and reporting requirements;

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

As noted above, any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management.

For regulatory risks specifically related to Global Atlantic, see "—Regulatory Risks Related to Global Atlantic".

    Portfolio Company Legal and Regulatory Environment. We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, trade sanctions, trade control, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws, data privacy and data protection laws and foreign direct investment laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on January 27, 2021, the Court of Justice of the European Union (“CJEU”) affirmed the 2014 decision of the European Commission to fine 11 producers of underground and submarine high voltage power cables a total of 302 million euros for participation in a ten-year market and customer sharing cartel. Fines were also imposed, and confirmed by the CJEU, on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. Similarly, on July 29, 2021, the United Kingdom Competition and Markets Authority announced that it had fined a pharmaceutical company and its former parent companies, two private equity firms, more than 100 million British pounds for abuse of dominance by charging excessive and unfair prices. In addition, the U.S. Department of Justice has increasingly named private equity sponsors as co-defendants in cases brought under the False Claims Act involving allegedly unlawful conduct by portfolio companies. In certain of those cases, private equity sponsors and portfolio companies have settled claims by agreeing to the payment of substantial monetary penalties. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, because we may indirectly hold voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission (“FERC”), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our ownership of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements.

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
Because of our ownership interest in portfolio companies, attention on our portfolio companies can also result in attention on us. For example, in the past, heightened governmental scrutiny of the healthcare and educational industries has resulted in requests by a U.S. Congressional committee and members of Congress for information from us about our investments in portfolio companies that operate in these industries. Congressional scrutiny and other similar inquiries by governmental bodies may damage our reputation and may also result in potential legislation designed to further regulate portfolio companies or the industries in which they operate, which may materially and adversely affect our portfolio companies' businesses, which in turn could decrease the value of our investments.

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
    We are and will become further subject to additional regulatory and compliance burdens because our product offerings and investment platform include retail investors. For example, funds in our Public Markets business line are registered under the Investment Company Act as investment companies. These funds and their investment advisers, are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. In addition, one of our affiliates provides investment advisory services to a business development company (a "BDC"). BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If the entity fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to substantially more regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for our affiliated advisor. As our business expands we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. As an example, in 2019, we raised an Australian listed investment trust, which is listed on the Australian Securities Exchange and subject to the regulation of the Australian Securities and Investments Commission. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which would divert management's attention from our business and investments.
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

Other laws may also limit our ability to raise capital from non-U.S. persons. See "—Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm."
Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.
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
The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds, and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, China's response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province, and certain Chinese entities designated by the U.S. government as Communist Chinese military companies, among other things. In January 2021, China's Ministry of Commerce issued The Rules on Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries. Furthermore, in June 2021, China enacted the Anti-Foreign Sanctions Law which authorizes the imposition of countermeasures in response to sanctions imposed on Chinese individuals or entities by foreign governments, such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China.

Similar laws in non-U.S. jurisdictions, such as EU sanctions and blocking statutes, the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or related laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. For example, the European Union has adopted measures, such as Council Regulation (EC) No. 2271/96, the could restrict certain persons and entities subject to EU jurisdiction from complying with extra-territorial sanctions imposed by other jurisdictions, such as the U.S. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by companies in which we or our funds invest or which we or our funds acquire.

In addition, the U.S. and many non-U.S. countries that have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act ("FIRRMA"), the Committee on Foreign Investment in the United States ("CFIUS") has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws, for example: the European Union has adopted an E.U.-wide mechanism to screen foreign investment on national security grounds; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the United Kingdom must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. Beginning in February 2022, the United States and other countries began imposing meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. We and our portfolio companies will be required to comply with these and potentially additional sanctions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our portfolio companies' businesses and prospects are currently unknown and may become significant.

Under these laws, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable investments, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our portfolio companies. These laws could also negatively impact our fundraising and syndication activities by causing us to exclude or limit certain investors in our funds or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our investments that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our portfolio companies to comply with them could expose us significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.

We face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
    The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies, insurance subsidiaries, publicly listed vehicles, or other investment vehicles like SPACs, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our portfolio companies' debt or equity, Global Atlantic's policyholders, public stockholders, and investors in our SPAC and a variety of other potential litigants. See Note 24 "Commitments and Contingencies—Litigation" in our financial statements. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds, insurance subsidiaries, publicly listed vehicles, and SPAC and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as lawsuits by other shareholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
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
    Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, public sentiment could at any time focus on us, our industry and companies in which our funds are invested, which could result in governmental action or other adverse consequences. See “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.” The risk of reputational harm is elevated by the prevalence of Internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and ESG considerations. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

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
In addition, our investment adviser subsidiaries or affiliates externally manage or advise a number of publicly listed vehicles, which are publicly traded on a stock exchange or are otherwise made available for investment by public investors, including KKR Real Estate Finance Trust (a REIT listed on the NYSE), KKR Income Opportunities Fund (a closed-end management investment company listed on the NYSE), KKR Credit Opportunities Portfolio (a closed-end management investment company operated as an interval fund), KKR Credit Income Fund (an Australian listed investment trust), FS KKR Capital Corp. (a BDC listed on the NYSE), and Crescent Energy Company (an energy company listed on the NYSE). We plan to enter into new investment management agreements with other publicly listed vehicles in the future. Publicly listed vehicles allow us to invest potentially more capital and potentially provide more stable fee streams, while providing liquidity to such vehicle’s equity investors. However, these vehicles are subject to the heightened regulatory requirements applicable to public companies or registered funds, including compliance with the laws and regulations of the SEC, the Exchange Act, the Sarbanes-Oxley Act of 2002 and the national securities exchanges on which their securities are listed, among others. These requirements will place increased demands on senior employees, require administrative, operational and accounting resources, and incur significant expenses. Failure to comply with these requirements could result in civil lawsuits, regulatory penalties, enforcement actions, or potentially lead to suspension of trading, de-listing from an exchange, de-registration or liquidation. Furthermore, if the shareholders of these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate the investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us. As publicly listed vehicles, they also face significant additional litigation risks, including class actions and other shareholder lawsuits, which would distract our employees, including our investment professionals. Their board of directors and their stockholders could also seek recourse against KKR itself for any alleged mismanagement by our investment adviser subsidiaries or affiliates.

We are also a controlling stockholder and investment advisor to Global Atlantic, which is involved in litigation and regulatory actions in the ordinary course of business, and Global Atlantic’s U.S. insurance subsidiaries are subject to comprehensive regulation and supervision under U.S. federal and state laws. Therefore, following KKR’s acquisition of Global Atlantic, we are subject to additional risks of litigation and regulatory scrutiny that we may not have experienced before.

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
Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient.
    Through our broker-dealer subsidiaries and their related entities, we provide a broad range of capital markets services that include acting as an advisor or as an agent, principal, underwriter, syndicator, arranger or other form of intermediary in connection with securities transactions, debt or equity syndications, loan transactions, derivative transactions and other types of financings and financial arrangements. We rely upon our counterparties to consummate the transactions that they indicate or commit to enter into with us. However, we may incur significant losses in connection with our capital markets activities, including to the extent that, for any reason, (i) our counterparties fail to acquire or pay for the securities, debt, equity or loans that we expected to sell, place or syndicate to them, or (ii) we are unable to receive our anticipated payments for any other transaction or are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all. The incurrence of any such losses may cause a materially adverse impact to our results of operations, financial condition or liquidity. We also may be subject to potential underwriter liability or regulatory consequences for material misstatements or omissions in prospectuses or other offering documents relating to transactions in which we are involved. We conduct capital markets activities in connection with transactions in which our investment funds or insurance companies may participate as a purchaser or a seller of securities, which could constitute a conflict of interest or subject us to regulatory scrutiny, liabilities or reputational harm. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business."

We employ derivative financial instruments and other types of strategies to hedge, manage or otherwise reduce certain risks that arise in connection our capital markets activities, such as interest rate risks, foreign currency risks and general market risks. The use of derivative financial instruments and these other risk management strategies may not be properly designed to hedge, manage or other reduce the risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. We may not have identified, or may not even be able to identify, all the material risks relevant for our capital markets activities, and we also may choose not to hedge, in whole or in part, any of the risks that have been identified. If our capital markets’ risk management strategy is ineffective or inefficient, we may experience a materially adverse impact to our results of operations, financial condition or liquidity. One part of our capital markets risk management strategy is to enter into arrangements with third parties that are designed to reduce our risk when underwriting certain debt transactions. As of December 31, 2021, we have entered into such arrangements representing a total notional amount of $4.0 billion. If these counterparties fail or refuse to meet their obligations under these underwriting arrangements, then we may experience a materially adverse impact to our results of operations, financial condition or liquidity. If such failure or refusal were to occur, or if these counterparties fail to renew their arrangements and we are unable to find suitable replacements, then our ability to continue to conduct large capital markets transactions in the future may be impaired.

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
•certain historical returns that we present in this report are based on the performance of our historical private equity funds, the results of which have already been realized and are significantly less relevant for raising capital for our future funds;

•the future performance of our funds will be affected by macroeconomic and other factors, including negative factors arising from disruptions in the global financial markets or tensions in global trade, which may not have been prevalent in the periods relevant to the historical return data included in this report;
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

•our newly established funds may generate lower returns during the period that they take to deploy their capital, which may result in little or no carried interests due to performance hurdles;
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

    Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment fund's or vehicle's net asset value ("NAV") do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund or finance vehicle when such investments are realized. For example, there may be liabilities such as unknown or uncertain tax exposures with respect to investments, especially those outside the United States, which may not be fully reflected in valuations. Realizations at values significantly lower than the values at which investments have been reflected in prior fund NAVs would result in losses for the applicable fund and the loss of potential carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in prior fund NAVs, fund investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds.
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
    Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition. For example:
•Global equity markets, which have been and are expected to continue to be volatile, significantly impact the valuation of our portfolio companies and, therefore, the investment income that we recognize. If equity valuations decline (due to multiple contraction or otherwise), then our performance may be materially adversely impacted. For our investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation. For other investments, these markets have an indirect impact on valuation as we typically utilize market multiples (i.e., stock price of comparable companies divided by earnings or cash flow) as a critical input to ascertain fair value of our investments that do not have readily observable market prices. In addition, the valuation for any particular period may not be realized at the time of disposition. For example, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. In addition, the receptivity of equity markets to initial public offerings, as well as subsequent secondary equity offerings by companies already public, impacts our ability to realize investment gains. Unfavorable market conditions, market volatility and other factors may also adversely impact our strategic partnerships with third-party hedge fund managers by influencing the level or pace of subscriptions or redemptions from the funds managed by our partners.

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

•Conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather related factors. If the operating partners for certain of our real asset funds or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of our funds or such portfolio companies, our funds or such portfolio companies could experience lower operating income which may in turn reduce the valuation of such funds' investments or those portfolio companies. The value of energy investments generally increase or decrease with the increase or decrease, respectively, of energy commodity prices and in particular with long-term forecasts for such energy commodity prices. Given our investments in Crescent Energy and other oil and gas companies, assets, a portion of the investment income we realize is sensitive to oil and gas prices. The volatility of commodity prices also makes it difficult to predict commodity price movements. Apart from our energy investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may benefit from an increase or suffer from a decline in commodity prices.
•Political developments, natural disasters, war or threat of war, terrorist attacks, epidemic, pandemic or other public health crises and other events outside of our control can, and periodically do, materially and adversely impact our portfolio companies and other investments around the world. Our investment strategies target opportunities globally, across North America, Europe, Asia-Pacific and the Middle East. Political instability and extremism, civil unrest and anti-government protests in any region where we have material business operations or investments can, and periodically does, have an adverse impact on our and our portfolio companies’ business results, reputation or license to operate. In addition, occurrence of war or hostilities involving a country in which we have investments or where our portfolio companies operate could adversely affect the operations and valuations of our portfolio companies and investments in such country. Natural disasters, such as extreme weather events, climate change, earthquakes, tsunamis or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and the SARS-CoV-2 virus (COVID-19), can be expected to occur from time to time, which could directly and indirectly impact us and our portfolio companies in material respects by threatening our and their employees' well-being and morale, interrupting business activities, supply chains and transactional activities, disrupting travel, and negatively impacting the economies of the affected countries or regions.
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
    Because many of our funds' investments and our balance sheet investments often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, our credit funds use varying degrees of leverage when making investments. Similarly, in many private equity investments, indebtedness may constitute more than 70% of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business."
    An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. In addition, increases in interest rates could decrease the value of fixed-rate debt investments that our balance sheet assets, finance vehicles or our funds make. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Capital markets are volatile, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.
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

    Among the sectors particularly challenged by downturns in the global credit markets are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO vehicles. As of December 31, 2021, we indirectly hold below investment grade corporate loans and securities with a $22.1 billion estimated fair market value through our CLO vehicles. Each of these vehicles is a special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO vehicle's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt, including the risks described in the paragraphs above. Our CLO vehicles have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to reduce refinancing risk, reduce maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be materially and adversely affected.
    Our CLO vehicles regularly use significant leverage to finance their assets. An inability of such vehicles to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their CLOs could limit their ability to grow their business, reinvest principal cash, distribute cash to us or fully execute their business strategy, and our results of operations may be materially and adversely affected. If these vehicles are unable to maintain their operating results and access to capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. These CLO strategies and the value of the assets of such CLO vehicles are also sensitive to changes in interest rates because these strategies rely on borrowed money and because the value of the underlying portfolio loans can fall when interest rates rise. If interest rates on CLO borrowings increase and the interest rates on the portfolio loans do not also increase, the CLO strategy is unlikely to achieve its projected returns. Also, if interest rates increase in the future, our CLO portfolio will likely experience a reduction in value because it would hold assets receiving below market rates of interest.
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
    Before making our investments, we conduct due diligence that we believe to be reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, ESG, technological, cyber-security, regulatory and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies or carve-out transactions for which only limited information is available.
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
    Many of our funds and our balance sheet may hold investments in securities that are not publicly traded. In many cases, our funds or we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. Our funds or we will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. The ability of many of our funds or us to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails having representation on our funds' public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. In addition, market conditions and regulatory environment can also delay our funds' ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds' investments. Government policies regarding certain regulations, such as antitrust law, national security or restrictions on foreign investment in certain of our funds' portfolio companies or assets can also limit our funds' exit opportunities. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." As many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, we may determine that we may be required to sell our balance sheet assets alongside our funds' investments at such times. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.
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
•we advise funds that invest in businesses that operate in a variety of industries that are subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the financial services industry, telecommunications industry, the defense and government services industry, the healthcare industry, oil and gas industry, the waste management industry and the food industry, which may involve greater risk due to rapidly changing market and governmental conditions in those sectors;
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
    Without limiting the foregoing risks, we note that investments that we hold and may make in the future in the oil and gas industry may present specific environmental, safety and other inherent risks. Such investments are subject to stringent and complex foreign, federal, state and local laws, ordinances and regulations specific to oil and gas industries, including, for example, those governing transportation, exploration and production of oil and natural gas. There are also various conservation laws and regulations applicable to oil and natural gas production and related operations, in addition to regulations governing occupational health and safety, the discharge of materials into the environment and other practices relating to environmental protection. Failure to comply with applicable laws, ordinances and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws, ordinances and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible and increase the cost of production, thereby reducing profitability. Our oil and gas investments are subject to other risks, such as:

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
Although we use a broad range of measures to protect their respective intellectual property rights, third parties may infringe or misappropriate our intellectual property, and we cannot provide any assurances that these protections will be adequate to prevent competitors from copying or reverse-engineering our services or independently developing and marketing services that are substantially equivalent to or superior to ours. Moreover, third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent our trademarks, copyrights, patent and other intellectual property rights.
We may fail to maintain or be unable to obtain adequate protections for our intellectual property in the U.S. or foreign countries. Further, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign trademark, copyright, patent and other laws concerning proprietary rights. Such failure or inability to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Monitoring and protecting intellectual property rights can be challenging and costly. From time to time, we may be required to initiate litigation or other action to enforce its intellectual property rights or to establish their validity and enforceability. Such action could result in substantial cost and diversion of resources and management attention, and we cannot provide any assurances that any such action will be successful.

Certain of our investment vehicles, and our firm through our balance sheet, hold high-yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, which generally entail greater risk, and if those risks are realized, it could materially and adversely affect our results of operations, financial condition and cash flow.
    Certain of our funds, CLOs and other investment vehicles, and our firm through our balance sheet, invest in high-yield, below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield, below investment grade or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield, below investment grade or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of fixed rate debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain additional risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer's failure to make timely interest and principal payments.
    Certain of our investment funds, especially in our strategic credit strategy, and our firm through our balance sheet may hold interests in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Companies that were not in financial distress at the time we or our funds made investments may in the future require work-outs, liquidations, reorganizations, bankruptcies or similar transactions, and as a result, become subject to the same risks described above. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.

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
    In some transactions, the amount of equity capital that is required to complete a large capitalization private equity or real asset transaction may be significant and may require significantly more capital than is then available for investment by our investment funds. We sometimes structure these kinds of transactions as “consortium transactions.” A consortium transaction involves an equity investment in which two or more firms serve together or collectively as equity sponsors. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “—We and our funds have made investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.” Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we could committee significant amounts of our capital to such large investments. More recently, instead of consortium transactions, we have sought to syndicate a portion of our capital commitment in larger private equity and real asset transactions that we believe may exceed appropriately sized investments for our funds. A syndication transaction involves KKR seeking third parties to commit equity to our investments, typically as passive co-investors, so that our firm can retain a level of control over the investment. However, if we are unable to syndicate all or part of such commitment, or if such co-investors fails to fund their commitments, we may be required to fund the remaining commitment amount from our balance sheet. If we are required to keep on our balance sheet a large portion of the capital commitment that could not be syndicated to third parties, poor performance of such large investment may have a material adverse impact on our financial results. See “—Risks Related to Our Business—If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, our liquidity, business, results of operations and financial condition could be materially and adversely affected” and “—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly.”

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
    Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2021, approximately 53% of the capital invested in those funds was attributable to non-U.S. investments. Investing in companies that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies established in the United States. These risks may include the following:
•the possibility of restrictions on foreign direct investment and exchange control regulations;
•restrictions on repatriation of profit on investments or of capital invested;
•the imposition of non-U.S. taxes or withholding taxes on income or gain with respect to certain assets and/or changes in tax law;
•differences in the legal and regulatory environment, such as the recognition of information barriers, or enhanced legal and regulatory compliance;
•greater levels of corruption and potential exposure to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments, their officials and other third parties;
•violations of trade sanctions or trade control regimes and the potential for the imposition of new or additional tariffs;
•limitations on borrowings to be used to fund acquisitions or dividends;
•limitations on the deductibility of interest and other financing costs and expense for income tax purposes in certain jurisdictions;

•limitations on permissible counterparties in our transactions or consolidation rules that effectively restrict the types of businesses in which we may invest;
•political risks generally, including political and social instability, nationalization, expropriation of assets or political hostility to investments by foreign or private equity investors;
•less liquid markets;
•reliance on a more limited number of commodity inputs, service providers or distribution mechanisms;
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
•lack of uniform or robust accounting, auditing, financial reporting standards, practices and disclosure requirements and less government supervision and regulation;
•less stringent requirements relating to fiduciary duties;
•fewer investor protections; and
•greater price volatility.
    Although we expect that much of the capital commitments of our funds will be denominated in U.S. dollars, our investments and capital commitments that are denominated in a foreign currency, such as euro, will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. A depreciation of foreign currencies against the U.S. dollar, if not adequately hedged, would reduce the value of our investments in the relevant region, which could adversely impact our financial results. Factors that may affect currency values include trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to reduce these risks, but we can offer no assurance that such strategies will be effective or even available at all. If we engage in hedging transactions, we may be exposed to additional risks associated with such transactions. See "—Risk management activities may adversely affect the return on our investments” and “—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business.” In addition, various countries and regulatory bodies may implement controls on foreign exchange and outbound remittances of currency, which could impact not only the timing and amount of capital contributions that are required to be made to our funds but also the value, in U.S. dollars, of our investments and investment proceeds. See "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial prospects and condition" and "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business." Generally, see also "Management's Discussion and Analysis of Financial Condition and Results

of Operations—Business Environment" for a discussion of recent developments in market and business conditions that may affect our business.

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

    While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Various regulators have proposed or adopted regulations governing futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. See "Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus or legislative or regulatory changes could materially and adversely affect our business."
Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly.
    The governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. We also advise funds that invest in a single industry such as growth equity, infrastructure or real estate or funds that focus on particular geographic region. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenues, difficulty in obtaining access to financing and increased funding costs may be exacerbated by this concentration of investments, which would result in lower investment returns. Because a significant portion of a fund's capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a material adverse impact on such fund's capital. Accordingly, a lack of diversification on the part of a fund could materially and adversely affect a fund's performance and therefore, our results of operations and financial condition.
    Similarly, our balance sheet has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, as was the case with energy investments beginning in late 2014 through and into 2018, losses may have an even greater impact on our results of operations and financial condition, as we would directly bear the full extent of such losses. Our balance sheet also has significant exposures to a small group of companies, with our investments in PetVet Care Centers, LLC (health care sector) and USI, Inc. (financial services sector) representing approximately 6.8% and 6.2%, respectively, and our top five investments representing approximately 25.1% of our balance sheet's total investments as of December 31, 2021. As a result, our investment income is subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies, and in the case of publicly traded companies, our operating results would be impacted by volatility in the public markets generally and in the stock price of such companies. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Non-GAAP Performance Measures —Non-GAAP Balance Sheet Measures" for information on significant investments held on our balance sheet.
Our business activities may give rise to a conflict of interest with our clients.
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
•We may structure an investment in a manner that may be attractive to fund investors from a tax perspective even though KKR is required to pay corporate taxes;
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
•Our employees have made personal investments in a variety of our investment funds, which may result in conflicts of interest among investors of our funds or stockholders regarding investment decisions for these funds;
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
    We may also cause different investment funds to invest in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest. Conflicts may also arise where our insurance subsidiaries make investments, we make balance sheet investments for our own account or we permit employees to invest alongside our funds or our balance sheet for their own account. In certain cases, we may require that a transaction or investment be approved by fund investors or their advisory committees, be approved by a committee of independent directors of Global Atlantic, be approved by an independent valuation expert, be subject to a fairness opinion, be based on arm's-length pricing data or be calculated in accordance with a formula provided for in a fund's governing documents prior to the completion of the relevant transaction or investment to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our funds pending the contribution of committed capital by the investors in such funds, follow-on investments by a fund other than a fund that made an initial investment in a company, or transactions in which we arrange for one of our funds to buy a security from, or sell a security to, another one of our funds.
In addition to the foregoing, we may also encounter conflicts of interest with our insurance subsidiaries and with Global Atlantic generally. For example, we try to mitigate conflicts of interests when transactions may be suitable for both our insurance subsidiaries and our investment funds. We also try to mitigate conflicts of interest or when transactions may be suitable for both our insurance subsidiaries and our own balance sheet. However, we may be unsuccessful in such mitigation efforts, or we may be obliged to take an action or refrain from taking an action that would be advantageous to us as a firm. To the extent we are unable to effectively manage these conflicts of interest, our reputation, business and financial results may be adversely affected.

    Appropriately dealing with actual or perceived conflicts of interest is complex and difficult and we could suffer reputational damage or potential liability if we fail, or appear to fail, to deal appropriately with conflicts as they arise. Regulatory scrutiny on, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could in turn materially and adversely affect our business in a number of ways, including as a result of an inability to raise additional funds, an inability or unwillingness to enter into or establish new insurance business with Global Atlantic without material restrictions or at all, and a reluctance of counterparties to do business with us.
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
Certain of our investment advisory arrangements may be terminated with minimal notice.
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
    In addition, certain funds in our Public Markets business line are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder. The management fees we and our affiliate receive for managing registered investment companies and our BDC will generally be subject to contractual rights the company’s board of directors or the investment adviser has to terminate KKR’s or our affiliate’s management of an account on as short as 60 days’ prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
Finally, certain of our investment management agreements with clients, including our agreements with KREF, Crescent energy and Global Atlantic, may be terminated by the client based on the terms stated in those agreements, which include the possibility to terminate due to materially poor investment management.

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
To the extent the financial condition of Marshall Wace, PAAMCO Prisma or one or more other third-party hedge fund managers with which we have hedge fund partnerships is adversely affected by these risks, our revenues, AUM and FPAUM may also decline.

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
In general, any matters that are subject to a vote of the holders of our common stock will require the approval of a majority in voting power of all our common stock and Series II preferred stock, voting together as a single class. As a result, KKR Holdings, the holder of our Series II preferred stock, will vote together with the holders of our common stock. As of February 24, 2022, there were 591,145,410 shares of common stock and 258,726,163 shares of Series II preferred stock issued and outstanding, giving holders of common stock 69.4% and KKR Holdings 30.4% of the total combined voting power on matters for which they are entitled to vote together as a single class. Because our Co-Executive Chairmen, when acting together, jointly control the general partner of KKR Holdings and thereby the vote of the shares of our Series II preferred stock held by KKR Holdings, our Co-Executive Chairmen are expected to be able to substantially influence the outcome of any matter submitted to a vote of our common stock. In addition, our Co-Executive Chairmen, when acting together, jointly control the Series I preferred stockholder and thereby the vote of the Series I preferred stock held by it. The vote of our Series I preferred stock will determine the outcome of all matters that are not listed above as being subject to a vote by our common stock.

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

In connection with the closing of the merger transactions contemplated by the Reorganization Agreement, our Series II preferred stock will be eliminated. Following such merger transactions, but not later than December 31, 2026, we agreed in the Reorganization Agreement to (i) eliminate our Series I preferred stock and (ii) establish voting rights for our common stock on a one vote per share basis for all matters subject to a common stockholders’ vote under Delaware corporate law, including with respect to the election of directors. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."

As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the NYSE.

Because KKR Management holds our Series I preferred stock, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. As a "controlled company" we have elected not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Following the elimination of our Series I preferred stock on or before December 31, 2026 pursuant to the Reorganization Agreement, we will no longer be able to rely on the control of our company by the Series I preferred stockholder to be exempted from the corporate governance requirements of the NYSE. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."

We are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and other annual meeting materials.

We are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our common stock is required. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements will not be generally available to holders of our common stock. In addition, we will generally not be subject to the "say-on-pay" and "say-on-frequency" provisions of the Dodd-Frank Act. As a result, our stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they generally submit stockholder proposals under Rule 14a-8 of the Exchange Act. Following the elimination of our Series I preferred stock on or before December 31, 2026 pursuant to the Reorganization Agreement, we expect to be required to comply with the foregoing provisions of the U.S. securities laws. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."

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
    The market price of our common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. As of February 24, 2022, we have 591,145,410 shares of common stock outstanding, which amount excludes shares beneficially owned by KKR Holdings in the form of KKR Group Partnership Units discussed below and shares available for future issuance under our 2019 Equity Incentive Plan.
    As of February 24, 2022, KKR Holdings owns 258,726,163 KKR Group Partnership Units that may be exchanged, on a quarterly basis, for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock distributions and reclassifications. The market price of our common stock could decline as a result of the exchange or the perception that an exchange may occur of a large number of KKR Group Partnership Units for shares of our common stock. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common stock to sell shares of our common stock in the future at a time and at a price that they deem appropriate.
    In addition, we will continue to issue additional shares of our common stock pursuant to our 2019 Equity Incentive Plan. See "Risks Related to Our Business—If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected." As of December 31, 2021, 70,812,698 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the aggregate number of shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its subsidiaries) outstanding (together, "Diluted Common Shares") at the close of business on December 31, 2021, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the aggregate number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. In addition, previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our 2019 Equity Incentive Plan. See "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan." In the past, we have issued and sold our common stock to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plans or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plans that are settled in cash instead of shares of common stock. We may issue and sell shares of our common stock in the future for similar purposes or for any other purpose we deem to be appropriate.
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

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our certificate of incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stockholders in the instances in which they have the right to vote, the market price of our common stock could decrease. Similarly, the limited partnership agreement of KKR Group Partnership authorizes the general partner of KKR Group Partnership to issue an unlimited number of additional securities of KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnership Units, and which may be exchangeable for KKR Group Partnership Units. For example, in March and June of 2016, KKR issued 13,800,000 Series A preferred units (which have subsequently been converted to shares of Series A Preferred Stock) and 6,200,000 Series B preferred units (which have subsequently been converted to shares of Series B Preferred Stock), respectively, and in August of 2020, KKR issued 23,000,000 shares of Series C Mandatory Convertible Preferred Stock, and in connection with such issuances, KKR Group Partnership issued preferred units with economic terms designed to mirror KKR's respective preferred units.

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

Our Co-Founders, who also serve as our Co-Executive Chairmen, jointly control the Series I preferred stockholder when acting together. As a result, conflicts of interest may arise among the Series I preferred stockholder and its controlling persons, on the one hand, and us and the holders of our common stock, on the other hand.

The Series I preferred stockholder has the ability to appoint and remove members of our board of directors and has the right to approve certain corporate actions as specified in our certificate of incorporation (in addition to approval by our board of directors). See “—Certain actions by our board of directors require the approval of the Series I preferred stockholder, which is controlled by our Co-Executive Chairmen when acting together.” If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Through its ability to elect our board of directors and its approval rights over certain corporate transactions, the Series I preferred stockholder may be deemed to control our business and affairs, including influence over the amount and timing of KKR Group Partnership's investments and dispositions, indebtedness and cash expenditures (including those relating to compensation, issuances of additional partner interests, tax liabilities and amounts of reserves), each of which can affect the amount of cash that is available for distribution to holders of KKR Group Partnership Units.

In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that our senior principals indirectly hold KKR Group Partnership Units through KKR Holdings, which is a pass-through entity that is not subject to corporate income taxation.

Under the Reorganization Agreement, our Co-Founders have agreed not to transfer the joint control of the Series I preferred stockholder prior to the Sunset Date (which is defined in the Reorganization Agreement to be a date not later than December 31, 2026), except that their control may transfer to the then Chief Executive Officer or Co-Chief Executive Officers at the time of their earlier death or permanent disability. In addition, the Series I preferred stockholder has agreed not to transfer its ownership of the sole share of Series I preferred stock prior to the Sunset Date. If ownership of the sole share of Series I preferred stock were to be transferred, the new owner of the sole share of Series I preferred stock and the directors they appoint to our board of directors could have a different philosophy for the management of our business, which could have a material adverse impact on our business, operations or prospects.

Certain actions by our board of directors require the approval of the Series I preferred stockholder, which is controlled by our Co-Executive Chairmen when acting together.

Although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Series I preferred stockholder, which is controlled by our Co-Executive Chairmen when acting together. These actions consist of the following:

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
•the amendment of our certificate of incorporation, certain provisions of our bylaws relating to our board of directors and officers or the operating agreement of KKR Group Partnership;
•the exchange or disposition of all or substantially all of our assets or the assets of KKR Group Partnership;
•the merger, sale or other combination of our company or KKR Group Partnership with or into any other person;
•the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of KKR Group Partnership;
•the appointment or removal of our Chief Executive Officer or a Co-Chief Executive Officer;
•the termination of our employment of any of our officers or the officers of any of our subsidiaries or the termination of the association of a partner with any of our subsidiaries, in each case, without cause;
•the liquidation or dissolution of us or KKR Group Partnership; and
•the withdrawal, removal or substitution of any person as the general partner of KKR Group Partnership or the transfer of beneficial ownership of all or any part of a general partner interest in KKR Group Partnership to any person other than a wholly-owned subsidiary.
We intend to pay periodic dividends to the holders of our common stock and preferred stock, but our ability to do so may be limited by our holding company structure and contractual restrictions.
    We intend to pay cash dividends on a quarterly basis. We are a holding company and have no material assets other than the KKR Group Partnership Units that we hold through a wholly-owned subsidiary and have no independent means of generating income. Accordingly, we intend to cause KKR Group Partnership to make distributions on KKR Group Partnership Units in order to provide us with sufficient amounts to fund dividends we may declare. If KKR Group Partnership makes such distributions, other holders of KKR Group Partnership Units, including KKR Holdings, will be entitled to receive equivalent distributions pro rata based on their KKR Group Partnership Units.
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
    Dividends on the Series C Mandatory Convertible Preferred Stock are discretionary and cumulative. Holders of preferred stock will only receive dividends on their shares of preferred stock when, as and if declared by our board of directors. If dividends on the Series C Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of such preferred stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. When quarterly dividends have been declared and paid or declared and set apart for payment, in the case of the Series C Mandatory Convertible Preferred Stock, in full, the right of the holders of preferred stock and such parity stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Series C Mandatory Convertible Preferred Stock are contained in the prospectus supplement relating to the securities.
We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and certain future exchanges of our common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units.
We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
We have entered into a tax receivable agreement with KKR Holdings. Except as provided in the Reorganization Agreement that we entered into in October 2021, as discussed further below, the tax receivable agreement requires us to pay to an affiliate of KKR Holdings and to current and former principals who have exchanged KKR Holdings units for shares of common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. These payment obligations are obligations of KKR & Co. Inc. and its wholly-owned subsidiary and not of KKR Group Partnership. The tax receivable agreement does not apply to the restricted holdings units that are issued under our 2019 Equity Incentive Plan. These restricted holdings units are not related to KKR Holdings. While the tax receivable agreement does not apply to restricted holdings units issued under our 2019 Equity Incentive Plan (and therefore we will receive 100% of any tax benefits arising from the exchange of restricted holdings units for shares of our common stock), any tax benefits we realize from the exchange of KKR Holdings units or restricted holdings units would be deferred until the holders thereof elect to exchange such units for shares of our common stock. The timing of the tax benefit is different with respect to our restricted stock units issued under our Equity Incentive Plans, where we realize any tax benefit at the time of vesting, which is generally earlier than the time of exchange of KKR Holdings units or restricted holdings units. As a result, the actual increase in tax basis and the amount of tax savings in any given year will vary depending upon a number of factors, including the timing of exchanges, the number of units exchanged, the price of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our taxable income. We expect that the payments that we may be required to make to an affiliate of KKR Holdings or to our current or former principals under the tax receivable agreement could be substantial.

We recorded $399.2 million in our consolidated statements of financial condition as of December 31, 2021, representing the estimated aggregate future payment amount, on an undiscounted basis, under the tax receivable agreement as of such date for previously exchanged KKR Holdings units. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Other Liquidity Needs—Contractual Obligations, Commitments and Contingencies."

Following the announcement of the Reorganization Agreement in October 2021, 12.3 million KKR Holdings units were exchanged in December 2021, which realized aggregate cash tax savings of $195.2 million, of which KKR benefited from 15%

of the aggregate cash savings and 85% was recorded in our financial statements as an amount due to KKR Holdings under the tax receivable agreement. As of December 31, 2021, there are 258.7 million KKR Holdings units that remain available for exchange into shares of our common stock, and none of the 185 million KKR Holdings units beneficially owned by our executive officers were submitted for exchange following the announcement of the Reorganization Agreement. The Reorganization Agreement provides that, subject to the completion of the mergers contemplated by the Reorganization Agreement, there will be no further exchanges of KKR Holdings units following the completion of such mergers, which is expected to occur in 2022, subject to the receipt of all requisite regulatory approvals. Following the completion of such mergers, any KKR Holdings units that have not been previously exchanged will no longer be eligible for payments under the tax receivable agreement. Any KKR Holdings units that were exchanged prior to the completion of such mergers will continue to be entitled to receive payments pursuant to the tax receivable agreement.

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
    With regard to the provision described in the second bullet point above, we have no material assets other than our equity interests in our sole subsidiary, which in turn has no material assets other than general partner interests in KKR Group Partnership. Through these interests, we indirectly are vested with all management and control over KKR Group Partnership. We do not believe our equity interests in our subsidiary are investment securities, and we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the second bullet point above. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
    The Investment Company Act and the rules and regulations thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules and regulations thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, including KKR Group Partnership, and KKR Holdings, and materially and adversely affect our business, results of operations and financial condition. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
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
    With respect to our subsidiary KKR Financial Holdings ("KFN"), we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, each of which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in the second bullet point above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its securities, and could thereby materially and adversely affect our business, results of operations and financial condition.
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
In October 2021, we announced the transactions contemplated by the Reorganization Agreement. On July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation, and on January 1, 2020, we completed an internal reorganization to, among other changes, combine KKR Management Holdings L.P. and KKR International Holdings L.P., which were former intermediate holdings companies for KKR's business, with another intermediate holding company, KKR Fund Holdings L.P., which changed its name to KKR Group Partnership L.P. From time to time, we may undertake other internal reorganizations or make other changes in an effort to simplify our organizational structure, streamline our operations, increase our stockholder base or for other operational reasons. These reorganizations or changes could be disruptive to our business, result in significant expense, require regulatory approvals, and may not be successful in achieving its objectives or fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

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
We may be unable to realize all of the anticipated benefits of the Global Atlantic acquisition, which closed on February 1, 2021. Achieving the anticipated benefits, including the acquisition's continued impact on KKR’s AUM, FPAUM, book value, fee related earnings and after-tax distributable earnings, remains subject to a number of uncertainties, including whether the Global Atlantic business will continue to operate and grow in the manner we anticipate in 2022 and in the future.
While Global Atlantic has operated, and is expected to continue to operate as a separate business, the acquisition may result in material difficulties, costs, and expenses, including:
•incremental operating costs arising from the integration of certain standards, controls, procedures and policies, including Global Atlantic's obligations to provide financial reporting as a subsidiary of a public company;
•unknown potential liabilities of Global Atlantic, including those for which we may become responsible or take responsibility; and
•potential liabilities arising from claims by roll-over investors or co-investors of Global Atlantic, who owned approximately 40% of Global Atlantic prior to KKR's acquisition of Global Atlantic.
Importantly, a significant portion of the benefit of the acquisition is anticipated to come from KKR’s role as investment adviser for Global Atlantic’s insurance subsidiaries. Prior to KKR's acquisition of Global Atlantic, KKR had not managed the entirety of the investment assets of an insurance company or assets of insurance companies at this scale, and we may not achieve our respective objectives. In addition, our investment management will require the assistance of Global Atlantic employees, with whom we have not worked prior to the acquisition.
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
In addition, while we expect Global Atlantic to continue to operate as a separate business with its existing brands and management team, Global Atlantic adds significantly to the scale and scope of KKR's overall business and operations. Although KKR has owned insurance companies as investments in its funds in the past, KKR has never previously owned an insurance company as a majority-owned subsidiary. Acquiring Global Atlantic changed the risks to which we are subject and may give rise to new and unexpected operational risks that could offset some of the benefits we expected from the acquisition.

Inclusion of Global Atlantic's business as a consolidated subsidiary of KKR results in certain incremental risks to KKR, which risks are material and could have a material adverse effect on our results of operations and financial condition. The addition of Global Atlantic’s business may also exacerbate certain existing risks to KKR's business.
Global Atlantic operates its business as a consolidated subsidiary of KKR. Prior to the acquisition of Global Atlantic, KKR had not engaged in a business similar to Global Atlantic, and Global Atlantic's business and structure pose incremental risks to KKR, many of which may be material. These risks include, but are not limited to:
•business operational risks, including macroeconomic changes, interest rate and credit spread fluctuations and the impact of such changes on interest-sensitive products, the competitive nature of the insurance and reinsurance industry, use of derivative instruments within its risk management strategy, the illiquidity of certain investment assets and the potential difficulty of selling and/or realizing full value on such assets if necessary, the performance of third-party service providers, the use of distribution partners rather than captive or proprietary distribution or direct sales, differences between policyholder behavior estimates, reserve assumptions and actual claims experience, volatility in net income under GAAP due to Global Atlantic's funds withheld coinsurance transactions and expected increased volatility in its GAAP financial statements due to the implementation of long-duration targeted improvements in 2023;
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
•litigation and regulatory risks, relating to the insurance and reinsurance industries;
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
•risks associated with the business Global Atlantic reinsures and business it cedes to reinsurers; and
•risks associated with not owning 100% of the economic interests of a subsidiary while owning 100% of its voting interests.
Each of these risks could have material adverse effect on our results of operations and financial condition.
In addition, the Global Atlantic acquisition may heighten the potential adverse effects on our business, operating results, cash flows or financial condition described in other risk factors contained in this report, including, but not limited to:
•risks related to changes in general, economic, market and political conditions, and interest rates;
•risks related to adverse capital and credit market conditions;
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
During periods of falling interest rates, Global Atlantic may face cash flow mismatches between interest earned on its investment portfolio and policy liabilities that may be crediting higher rates. Global Atlantic has the discretion, subject to contractual limitations and minimums, to reset the crediting rates on the majority of its general account products. However, Global Atlantic's ability to lower crediting rates is subject to several constraints. For instance, minimum crediting rates are filed with and approved by state regulators, and certain products contain interest rate guarantee periods and other characteristics that restrict this ability, among other restrictions. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit Global Atlantic's ability to adjust or maintain crediting rates at levels necessary to avoid decreases in earnings under certain conditions. Continued low interest rates could challenge product development and product attractiveness, and may also result in Global Atlantic earning lower margins on new business volumes than Global Atlantic has historically earned. Lower interest rates may reduce the demand for Global Atlantic's insurance products, leading to lower sales. In addition, lower interest rates may make the reinsurance solutions Global Atlantic is able to offer more expensive to potential clients, decreasing their interest in executing reinsurance transactions with Global Atlantic. In a period of declining interest rates, Global Atlantic's investment earnings may decline because new investments will likely bear lower interest rates, and Global Atlantic may not be able to fully offset the decline in investment earnings with lower liability costs on the products these investments support. In addition, the yield on Global Atlantic's floating rate assets will decline as interest rates decline, reducing Global Atlantic's investment income. During periods of declining interest rates, life insurance and annuity products also may be relatively more attractive to consumers due to minimum guarantees, resulting in a higher percentage of contracts remaining in force than originally estimated, causing greater claims costs and asset/liability cash flow mismatches. Conversely, management actions to reduce rates on inforce contracts in response to declining interest rates may result in greater surrenders than originally estimated, which may adversely affect Global Atlantic's earnings related to those products. While Global Atlantic seeks to cash-flow match its assets to its policy liabilities, greater market volatility and uncertainty has made matching more difficult. To the extent that Global Atlantic does not or is unsuccessful in cash-flow matching, Global Atlantic will face the risk of having to reinvest in lower-yielding assets, reducing investment income. Moreover, certain of Global Atlantic's life insurance policies have a longer duration than available investment assets, and, in a declining rate environment, as assets backing these policies mature, the proceeds may have to be reinvested in lower-yielding assets, reducing investment income.
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
Global Atlantic operates in highly competitive markets and competes with large and small industry participants. Global Atlantic faces intense competition, based upon price, terms and conditions, relationships, quality of service and execution certainty, capital and perceived financial strength (including third-party ratings), technology, innovation, ease of use, capacity, product breadth, reputation, experience, and brand recognition.
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
In addition, Global Atlantic is aware that non-traditional firms have been entering the institutional channel, and traditional reinsurers have been expanding their areas of expertise, both of which could have a significant effect on competition in Global Atlantic's industry, as future opportunities in the reinsurance market may be more competitive due to the number of new entrants and their capital and investment management resources. Global Atlantic expects to face competition from insurers with deeper experience and brand recognition as it expands its presence in adjacent markets.

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
A number of elements of Global Atlantic's operations are managed on an outsourced basis. These arrangements create performance risks for Global Atlantic's business and, to a lesser extent, create the risk that Global Atlantic's operating expenses will increase. Failure in or poor performance by Global Atlantic's third-party service providers, including, for example, if the third party fails to meet contractual requirements, fails to comply with applicable laws and regulations, suffers a cyber-attack or other security breach, fails to provide Global Atlantic or its policyholders with timely and accurate information or fails to maintain adequate internal controls, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. If Global Atlantic elects to replace any of these third-party service providers, Global Atlantic may incur costs or business disruptions in connection with finding, retaining and operationalizing suitable new providers. In addition, the time and attention of senior management may be diverted away from ongoing business operations. Global Atlantic has settled policyholder and agent class action litigation matters and a number of regulatory matters stemming from service disruptions caused by its third-party administrator for life insurance policies Alliance-One Service, Inc. ("Alliance-One"). Global Atlantic and Alliance-One have agreed to amend Global Atlantic's administration contract with Alliance-One to mitigate the risk of other disruptions in the future, but there can be no guarantee these mitigation efforts will be successful. Global Atlantic may continue to experience reputational impacts and heightened regulatory scrutiny as a result of these matters.
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
Because Global Atlantic’s products are distributed through unaffiliated distribution partners, Global Atlantic does not have direct supervision or control over the manner in which its products are solicited, resulting in compliance and operational risks. Global Atlantic relies on these intermediaries to appropriately describe and explain its products to potential policyholders and ensure that any product recommendations are appropriate based on consumer needs and objectives. If such intermediaries are deemed to have acted on Global Atlantic’s behalf, any intentional or unintentional misrepresentation of Global Atlantic’s products and services could result in liability for Global Atlantic and have an adverse effect on its reputation and business prospects, and may lead to regulatory actions or litigation. State insurance regulators have enacted regulations which dictate the obligations and duties of insurers and producers with respect to the suitability of annuity sales so that the insurance needs and financial objectives of consumers are effectively addressed. Regulators have initiated regulatory actions in situations where annuity sales have been deemed to be unsuitable for certain consumers who have purchased annuity products. If Global Atlantic’s products are solicited and sold by third parties in an inappropriate manner, or to policyholders for whom such products are not suitable, Global Atlantic may suffer material adverse reputational and financial harm. For example, Global Atlantic and the broader life insurance industry have from time to time experienced, and may experience in the future, agents engaging in unlawful practices in the sale of life insurance policies, resulting in lower than anticipated profitability on such policies.

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
Global Atlantic incurs significant costs in connection with acquiring new and renewal insurance business. DAC consists of commissions and other costs that are directly related to (1) the successful acquisition of new or renewal insurance contracts and (2) the acquisition of blocks of business via reinsurance transactions. Deferrable sales inducements ("DSI") are generated by annuities that offer enhanced crediting rates or bonus payments to policyholders. VOBA represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. Global Atlantic establishes an unearned revenue reserve ("URR") liability for revenues from certain universal life insurance products that are deferred to future periods and an unearned front-end load ("UFEL") for gross premium in excess of the benefit reserve plus additional insurance liability for certain preneed contracts. For limited pay contracts, a deferred revenue liability ("DRL") that represents the gross premium less the net premium and the liability offset to the deferred gain arising from the amendment, respectively, is established. Each of DAC, VOBA, URR, UFEL and DRL requires significant estimates to establish and amortize. In conjunction with the Global Atlantic acquisition, purchase accounting required Global Atlantic to write-down intangibles including DAC and VOBA, and then reestablish the new VOBA at the fair value for Global Atlantic. These purchase accounting adjustments will impact Global Atlantic’s emergence of earnings in the future.
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
If actual experience differs significantly from assumptions or estimates, certain balances included in Global Atlantic's balance sheet, may not be adequate, particularly DAC, VOBA, policy reserves and other actuarial balances. If Global Atlantic concludes that its reserves, together with future premiums, are insufficient to cover future policy benefits and claims, Global Atlantic would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could have a material adverse effect on Global Atlantic's business, financial condition and results of operations. The increase in the statutory reserves of Global Atlantic's operating subsidiaries may negatively affect liquidity and capitalization.
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
Global Atlantic has grown and intends to continue growing its business through block reinsurance transactions, flow reinsurance, pension risk transfer and the issuance of funding agreements. Global Atlantic routinely reviews potential reinsurance transactions, some of which may be material. To the extent Global Atlantic is unable to consummate suitable reinsurance transaction opportunities on acceptable terms, its future growth may be negatively impacted. Even if Global Atlantic does find suitable opportunities on commercially acceptable terms, Global Atlantic may not be able to consummate these transactions because of the regulatory approvals required or other considerations. There is no assurance Global Atlantic will continue to be successful in these institutional markets.

Global Atlantic has experienced increased competition in the reinsurance market. In addition, competition in the reinsurance market, in particular with respect to transaction pricing, is making it more difficult to identify transactions with terms that are commercially acceptable based on Global Atlantic’s objectives and analyses. Moreover, the NAIC is considering, and certain states have enacted, insurance business transfer laws that permit insurers to transfer blocks of business to other insurers by operation of law. Such transfers could become a viable alternative structure to block reinsurance transactions and consequently may materially and adversely impact Global Atlantic’s ability to identify and enter into new block reinsurance transactions.

If Global Atlantic enters into a reinsurance transaction, there can be no assurance that the transaction will achieve the results expected at the time the transaction is executed. Factors that can cause Global Atlantic’s actual experience to vary from its estimates include, but are not limited to, macroeconomic, asset performance, business growth, demographic, policyholder behavior, regulatory and political conditions. In addition, Global Atlantic faces risks associated with managing reinsured blocks, such as maintaining adequate personnel and operational systems to manage such blocks. If, in connection with a reinsurance transaction, Global Atlantic converts a reinsured block of business to a new system, there could be disruption of servicing for policyholders. As a result of any such disruption, Global Atlantic may experience customer complaints, regulatory intervention, or other adverse impacts. As a result of the foregoing, Global Atlantic may realize materially less than the anticipated financial benefits from reinsurance transactions, or Global Atlantic’s reinsurance transactions may be unprofitable or result in losses.

With respect to additional future reinsurance transactions, there can be no assurance that opportunities will persist, and even if opportunities do persist, there can be no assurance that Global Atlantic will have sufficient capital available, or to the extent it does have sufficient capital, that such capital will be available in the necessary entities, to continue growing this part of Global Atlantic's business. In order to enter into reinsurance arrangements through Global Atlantic's Bermuda insurance subsidiaries, Global Atlantic needs sufficient capital to be held by such subsidiaries. Global Atlantic's ability to move capital to its Bermuda insurance subsidiaries without adverse consequence may be limited by regulatory restrictions on dividends from Global Atlantic's U.S. insurance subsidiaries, restrictions on intercompany transactions more generally, tax consequences or other considerations.
Global Atlantic sponsors co-investment vehicles (“Co-Invest Vehicles”), including Ivy Co-Invest Vehicle LLC, that have capital committed to invest alongside Global Atlantic in certain block reinsurance, pension risk transfer and other reinsurance transactions that Global Atlantic enters into during their investment period. Global Atlantic prices and bids for transactions assuming such Co-Invest Vehicles will meet their participation obligations for such transactions. However, Global Atlantic does not control the Co-Invest Vehicles, and Global Atlantic is subject to the risk that the Co-Invest Vehicles fail or refuse to fund their portion of a particular transaction, in which case Global Atlantic would have contractual remedies against the defaulting Co-Invest Vehicles but not directly against their shareholders or lenders. Global Atlantic is also subject to the risk that a Co-Invest Vehicle fails to meet its obligations under any funds withheld reinsurance arrangements with Global Atlantic.

Global Atlantic’s historical growth rates may not be indicative of its future growth, and Global Atlantic may not be able to identify attractive insurance markets, reinsurance opportunities or investments with returns that are as favorable as Global Atlantic’s historical returns and grow new business volumes at historical levels.
Global Atlantic’s historical growth rates may not reflect its future growth rates. While Global Atlantic anticipates that it will continue to grow by deepening existing and adding new distribution relationships in Global Atlantic's individual market, pursuing attractive reinsurance opportunities and further expanding its funding agreement business in the institutional market, taking advantage of investment opportunities to support Global Atlantic's growth, developing new products and entering new markets and maintaining Global Atlantic's positive in-force earnings dynamic, Global Atlantic may not be able to identify opportunities to do so. With future growth, there can be no guarantee that Global Atlantic's net underwriting return will be as favorable as its historic returns. Weaker margins may challenge Global Atlantic's ability to grow profitably or at the returns targeted. Further, in order to maintain or increase investment returns, it may be necessary to expand the scope of Global Atlantic's investing activities to asset classes in which Global Atlantic historically has not invested, which may increase the risk of Global Atlantic's investment portfolio. If Global Atlantic is unable to find profitable growth opportunities, it will be more difficult for Global Atlantic to continue to grow, and could negatively affect its results of operations and financial condition.
In addition, Global Atlantic's future growth depends on its ability to continue to offer and sell products that Global Atlantic's customers find attractive. Consumer preferences regarding annuities and life insurance are subject to change. In particular, due to market risks, consumers may not continue to view annuities as an attractive retirement savings product, which would impact Global Atlantic's ability to sell such products to its target consumers. In addition, there is no guarantee that younger generations will use life insurance products at the same rate as previous generations as a result of changes in savings habits and demographic shifts. Global Atlantic’s historical growth has been largely concentrated in fixed-rate annuities, fixed-indexed annuities and indexed universal life products. However, sales of these products may not continue to grow or be reinsured at historical levels, and there can be no assurance that consumers will continue to prefer these products. Moreover, continued future growth depends on its ability to offer competitive pricing and attractive terms. For example, one factor impacting sales of fixed-rate annuities is the crediting rate Global Atlantic offers compared to that offered by its competitors. Global Atlantic sets its crediting rates based on expected investment returns, policyholder behavior assumptions and other factors that may be beyond Global Atlantic's control. Global Atlantic expects that overall sales of fixed-rate annuities will continue to be sensitive to changes in pricing, including when compared to pricing on comparable products such as bank certificates of deposit. If consumer preferences for Global Atlantic's products change, Global Atlantic's revenues and results of operations may be materially adversely impacted.
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
Financial strength ratings are published by various nationally recognized statistical rating organizations ("NRSROs") and similar entities not formally recognized as NRSROs. Rating organizations periodically review the financial performance and condition of insurers, including Global Atlantic's insurance and reinsurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and other circumstances outside the rated company's control. The various rating agencies periodically review and evaluate Global Atlantic's capital adequacy in accordance with their established guidelines and capital models, which may themselves be subject to modification over time. Rating agencies change their standards from time to time. S&P Global Ratings expects to change significantly its capital model for insurers in 2022 and anticipates these changes to have an impact on a significant percentage of insurers. There can be no assurance that Global Atlantic’s ratings will not be negatively impacted by the proposed changes if and once implemented.
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
Global Atlantic's revolving credit facility and term loan agreement require Global Atlantic to comply with certain covenants, which include requirements to maintain a consolidated debt to total capitalization ratio, as defined under the agreements, of 35% or less and to maintain consolidated net worth determined in accordance with GAAP of no less than 70% of Global Atlantic’s net worth as of June 30, 2021, plus 50% of Global Atlantic's net income since June 30, 2021. Global Atlantic's failure to comply with these covenants could result in an event of default which, if not cured or waived within any applicable grace period, could result in the acceleration of amounts outstanding under the facility and of the term loan. In addition, if Global Atlantic defaults on its senior notes or subordinated debentures, any other debt with a principal amount of at least $75 million or any swap contract with a termination value in excess of $75 million, then Global Atlantic will also be in default under its revolving credit facility and on the term loan. Any default under these agreements, and any resulting acceleration of Global Atlantic's outstanding indebtedness, would have a material adverse effect on Global Atlantic’s business, results of operations and financial condition. Default by Global Atlantic under these agreements may also cause a cross default under KKR's corporate revolving credit facility, which, if not cured or waived, could have a material adverse effect on KKR's business, results of operations and financial condition.
Global Atlantic does not have captive or proprietary distribution or engage in direct sales, and if Global Atlantic's products are not retained on or added to the platforms of its distribution partners, sales of Global Atlantic's products may be reduced.
Global Atlantic relies on banks, broker-dealers, insurance agencies and independent agents to distribute its retirement and traditional life insurance products, including preneed. Global Atlantic's distribution partners are not captive and may sell retirement and life insurance products of Global Atlantic's competitors. If Global Atlantic's competitors offer products that are more attractive, pay higher commission rates to the sales representatives or offer a better service experience, these representatives may concentrate their efforts in selling Global Atlantic’s competitors' products instead of Global Atlantic's products.
Global Atlantic competes with other insurance companies to place products with distribution partners. Key distribution partners may merge, change their business models in ways that affect how Global Atlantic's products are sold, or terminate their distribution contracts with Global Atlantic, or new distribution channels could emerge and adversely impact the effectiveness of Global Atlantic's distribution efforts. Distribution partners, in particular banks and broker-dealers, typically have limited availability for multiple similar products from several insurance companies. An increase in bank and broker-dealer consolidation activity may result in Global Atlantic's products being dropped from a platform, increase competition for access to distributors and impair Global Atlantic's ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to Global Atlantic. Distribution partners may also stop offering one or more of Global Atlantic's products, for a period of time or permanently, for a variety of reasons, including Global Atlantic's financial strength pricing or servicing. If any one of such distributors were to terminate its relationship with Global Atlantic or reduce the amount of sales which it produces, Global Atlantic's results of operations may be adversely affected.
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
A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood or earthquake, disease, epidemic, pandemic (such as COVID-19), malicious act, cyber-attack, terrorist act, or the occurrence of climate change, could adversely affect Global Atlantic's mortality, morbidity or other experience, adversely affect Global Atlantic’s investment portfolio (for example by damaging or destroying physical assets in which Global Atlantic invests or impact in the financial performance of loans or securities collateralized by loans) and have a significant negative impact on Global Atlantic's operations and results. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in significant physical damage and destruction to, and a decrease or halt in economic activity in, large geographic areas, adversely affecting Global Atlantic's business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the conduct of Global Atlantic's business. Furthermore, certain of these events could cause Global Atlantic’s workforce, or those of its third-party administrators, to be unable to engage in operations at one or more facilities or result in short- or long-term interruptions in Global Atlantic’s business operations. Global Atlantic's risk management efforts, insurance and other precautionary plans and activities may not adequately predict or offset the impact of such events on Global Atlantic's business, results of operations and financial condition.

Any failure to protect the confidentiality of client information could adversely affect Global Atlantic’s reputation and have a material adverse effect on its business, financial condition and results of operations.
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The Gramm-Leach-Bliley Act of 1999 imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. Global Atlantic is also subject to the New York State Department of Financial Services cybersecurity regulation, to a limited extent the California Consumer Privacy Act and other privacy laws and regulations. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity and data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
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
Global Atlantic's financial statements are subject to the application of GAAP, which is periodically revised, reinterpreted and/or expanded. Accordingly, from time to time Global Atlantic is required to adopt new guidance or interpretations, or could be subject to existing guidance as Global Atlantic enters into new transactions or business lines, which may have a material effect on Global Atlantic's results of operations and financial condition that is either unexpected or has a greater impact than expected. Upon the closing of the acquisition of Global Atlantic by KKR, Global Atlantic established a new accounting basis for purchase accounting, under which all identifiable assets acquired and liabilities assumed were measured and recorded at fair value as of the date of the closing. In addition, certain accounting standards applicable to public entities became applicable to Global Atlantic.
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
In June 2016, FASB issued new guidance on the measurement of credit losses on financial instruments, including reinsurance recoverables, under GAAP. This guidance replaced the incurred loss impairment methodology with a requirement to reflect current expected credit losses in amortized cost instead of recognizing losses as incurred. Following the closing of the Global Atlantic acquisition, this standard became applicable to Global Atlantic and required increases in expected credit losses on financial instruments measured at amortized cost including loan receivables and reinsurance recoverables which are recognized as a charge to earnings.
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
The NAIC has approved Statutory Accounting Principles for U.S. insurance companies that have been implemented by the domiciliary states of Global Atlantic's U.S. insurance subsidiaries. The NAIC from time to time considers amendments to the Statutory Accounting Principles and is currently considering various amendments to the Statutory Accounting Principles that impact investment transactions, including, for example, definitions of affiliated and related party transactions and capital charge determinations for loan-backed and structured securities. In addition, the NAIC has expressed concerns and is considering changes related to filing exempt status for certain securities or loans, which generally allows the use of an NRSRO rating for purposes of capital assessment as opposed to requiring review by the Securities Valuation Office. The NAIC adopted, and is considering additional, changes to the NAIC ratings assigned to privately rated securities. These changes and future changes raise uncertainty with respect to the NAIC ratings of, and consequently capital required to be held for, certain investments.
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
Global Atlantic’s Bermuda insurance subsidiaries are licensed to conduct insurance business by the BMA. In 2016, the BMA made significant changes to Bermuda’s regulatory and supervisory regimes, to achieve equivalence with the European Union’s Directive 2009/138EC, as amended (Solvency II). On March 24, 2016, and (retroactively) effective as of January 1, 2016, a number of changes were instituted for commercial insurers and insurance groups to enhance statutory and prudential reporting requirements. In that regard, the BMA implemented the Economic Balance Sheet ("EBS") framework ("EBS Framework"), which is now used as the basis to determine an insurer’s enhanced capital requirement ("ECR"). Bermuda-licensed commercial insurers are required to prepare prescribed statutory financial statements. Global Atlantic’s Bermuda insurance subsidiaries’ financial statements prepared in accordance with GAAP act as the basis on which statutory financial statements are prepared, subject to application of certain prudential filters. These statutory financial statements, in turn, form the starting basis for the preparation of the EBS. The statutory financial statements also form the basis for assessing each Bermuda insurance subsidiary’s ordinary dividend capacity, Minimum Margin of Solvency and class of registration as an insurer in Bermuda. The EBS Framework and statutory financial statements are embedded in the BMA’s legislative and regulatory regime.

Global Atlantic can give no assurances that (1) the impact of purchase accounting, (2) future changes to GAAP or any interpretation thereof, (3) future changes to SAP or components of SAP or any interpretations thereof, (4) the grant of permitted accounting practices to Global Atlantic's competitors or (5) future changes to Bermuda legal, accounting or financial regimes, including changes to the EBS Framework, will not have a negative impact or material adverse effect on Global Atlantic.
Global Atlantic may experience volatility in its net income under GAAP due to its funds withheld and modified coinsurance transactions.
Funds withheld coinsurance and modified coinsurance differ from coinsurance and certain other forms of reinsurance in that the assets equal to the net statutory reserves are withheld and legally owned by the ceding company, while the related investment risk is transferred to the reinsurer. Under GAAP accounting these funds withheld and modified coinsurance contracts create embedded derivatives for both the ceding company and the reinsuring company, and each embedded derivative must be measured at fair value. The valuation of an embedded derivative is sensitive to the market environment, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility depending on market conditions. Changes in the fair value of embedded derivatives are recorded in investment related gains/(losses) on the consolidated statements of income.
Global Atlantic assumes certain policy risks written by other insurance companies via reinsurance that may be on a funds withheld or modified coinsurance basis. In these arrangements, Global Atlantic is subject to the investment performance on the withheld assets, although Global Atlantic does not directly control them. Global Atlantic helps to set, and monitor compliance with, the investment guidelines followed by the applicable ceding company. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, Global Atlantic's risk of loss could increase, which could materially adversely affect its GAAP results, financial condition and results of operations. Global Atlantic also cedes certain policy risks to third party reinsurers on a funds withheld coinsurance basis. These arrangements may generate significant volatility in Global Atlantic’s net income under GAAP.
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
In certain reinsurance transactions where Global Atlantic is the reinsurer, it must provide collateral to the ceding company. State regulation and the ability of Global Atlantic insurance subsidiaries to obtain regulatory designation as a certified or reciprocal jurisdiction reinsurer impact the amount of collateral Global Atlantic must provide. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. Global Atlantic's investment of assets held in trust is restricted based on the terms of the trust agreement and associated investment guidelines. As such, Global Atlantic may not have flexibility to invest such assets as it otherwise might, and Global Atlantic's investment returns on such assets may therefore be less than if they were not held in trust. In addition, in certain circumstances the ceding company may be allowed to withdraw assets from the trust if Global Atlantic fails to pay amounts due under the applicable reinsurance agreement.

Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Certain of Global Atlantic's reinsurance agreements contain triggers that if breached may result in the reinsured party having the right to recapture the reinsured business or also to terminate the reinsurance agreement. A recapture trigger permits the ceding company to reassume under certain circumstances all or a portion of the risk ceded to Global Atlantic. For reinsurance transactions in which the ceding company cedes all or a portion of the risk to Global Atlantic, Global Atlantic's reinsurance agreements typically include a recapture right that is triggered if, for example, Global Atlantic fails to maintain certain minimum levels of capitalization or certain minimum levels of reserves to support the business reinsured. These reinsurance agreements also typically include provisions that provide for termination of the agreement and recapture of the business upon the occurrence of insolvency, rehabilitation, non-payment of amounts due, material breach of contract provisions or failure to provide the ceding company with the ability to take reserve credit. The economic, financial and liquidity impact from the loss of the recaptured business, in addition to Global Atlantic's economic hardships at the time of recapture, may have a material adverse effect on Global Atlantic’s business, results of operations and financial condition.
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
Tax Risks Related to Global Atlantic
Unless the context otherwise requires, the term "Bermuda insurance subsidiaries" as used in "—Tax Risks Related to Global Atlantic" refers to (1) Global Atlantic Assurance Limited and (2) Global Atlantic Re Limited with respect to any period ending prior to January 1, 2018, the effective date of the election made pursuant to Section 953(d) of the Code to treat Global Atlantic Re as a U.S. corporation for U.S. federal income tax purposes.
The IRS could contend that Global Atlantic or its non-U.S. subsidiaries are or were engaged in trade or business within the United States and subject to U.S. federal income taxes.
Certain Global Atlantic subsidiaries, including Global Atlantic Financial Limited ("GAFL") and its Bermuda insurance subsidiaries, are non-U.S. companies that are treated as corporations for U.S. federal income tax purposes. GAFL and its Bermuda insurance subsidiaries have conducted and intend to conduct substantially all of their operations outside the United States and to limit their U.S. contacts with the intention that GAFL and its Bermuda insurance subsidiaries not be treated as engaged in trade or business within the United States. However, there is considerable uncertainty as to when a non-U.S. corporation is engaged in trade or business within the United States, and there can be no assurance that the IRS will not contend that GAFL or its Bermuda insurance subsidiaries, are or were engaged in trade or business within the United States. If GAFL, or any of its Bermuda insurance subsidiaries, were considered to be engaged in trade or business within the United States, such company could be subject to U.S. corporate income taxes and branch profits taxes on the portion of its earnings and profits that is or was effectively connected to such trade or business within the United States. If the IRS were to contend successfully that GAFL, its Bermuda insurance subsidiaries, Global Atlantic or any of its other non-U.S. subsidiaries are or were engaged in trade or business within the United States, Global Atlantic’s results of operations and financial condition could be materially adversely affected.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their affiliates.
The 2017 Tax Act introduced the Base Erosion and Anti-Abuse Tax (the "BEAT") on certain U.S. companies that make deductible payments to related non-U.S. companies in taxable years beginning after December 31, 2017. The BEAT is imposed at a rate of 5% for 2018, 10% through 2025 and 12.5% thereafter. Under the terms of 2017 Tax Act, the BEAT applies to "any premium or other consideration" paid or accrued to a related foreign reinsurer. To mitigate the effect of the BEAT, Global Atlantic Re Limited filed an election under Section 953(d) of the Code to treat Global Atlantic Re Limited as a U.S. corporation for U.S. federal income tax purposes effective as of January 1, 2018. The BEAT applies only to related-party transactions with non-U.S. persons and hence would not apply to Global Atlantic's U.S. insurance subsidiaries' affiliate reinsurance transactions with Global Atlantic Re Limited. There can be no assurances that Global Atlantic Re Limited will continue to meet the requirements for an effective 953(d) election or that Global Atlantic will otherwise be successful in mitigating the effect of the BEAT.
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
In addition to the regulations of the jurisdictions where Global Atlantic's insurance subsidiaries are domiciled, Global Atlantic also must obtain licenses to sell insurance in other states and U.S. jurisdictions. Global Atlantic Re Limited is a certified reinsurer in Indiana, Iowa and Massachusetts, and therefore must comply with U.S. state laws governing certified reinsurer status. Most state regulatory authorities are granted broad discretion in connection with their decisions to grant, renew or revoke licenses and approvals that are subject to state statutes. If Global Atlantic is unable to renew the requisite licenses and obtain the necessary approvals or otherwise does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop, or temporarily suspend Global Atlantic from conducting some or all of its operations as well as impose fines.
At the United States federal level, the Dodd-Frank Act established the Federal Insurance Office ("FIO") within the U.S. Department of the Treasury to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Although the FIO currently does not directly regulate the insurance industry, FIO does monitor and scrutinize developments in the industry. As required under the Dodd-Frank Act, the Director of the FIO has submitted a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, another report on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010, and a third report on the global reinsurance market and the regulation of reinsurance. Moreover, FIO’s 2021 annual report identifies potential risks related to private equity ownership of life insurers. Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, which could negatively impact Global Atlantic's business and financial results.

In addition, under the Dodd-Frank Act, the FIO may determine that a covered agreement, an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance, preempts comparable state law. The United States has signed covered agreements relating to reinsurance with the European Union and the United Kingdom. U.S. states have until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for reinsurers that meet the prescribed minimum conditions set forth in the applicable covered agreement or state laws imposing reinsurance collateral requirements will be subject to federal preemption. In 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Model Regulation that if adopted into law by state legislatures implement the removal of reinsurance collateral requirements for reinsurers that are designated as reciprocal jurisdiction reinsurers. These revisions have not yet been adopted in all states. Global Atlantic cannot predict the impact of the removal of collateral requirements for reciprocal jurisdiction reinsurers in certain states may have on Global Atlantic’s business, including its competitiveness in reinsurance transactions, or when or if Global Atlantic insurance subsidiaries may be designated as reciprocal jurisdiction reinsurers that do not need to post collateral for their client to receive credit for reinsurance in the United States.

Regulations applicable to Global Atlantic and interpretations and enforcement of such regulations may change. Insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States, and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance and reinsurance companies. The NAIC and state insurance regulators are increasingly focused on the relationships between private equity firms and insurers. In December 2021, an NAIC task force released a list of 13 regulatory considerations applicable to private equity–owned insurers and asked an NAIC working group to coordinate review of such considerations. These actions signify increased scrutiny of insurance companies owned by private equity firms and the potential for additional regulation. Global Atlantic is unable to predict whether, when or in what form and what impact regulatory changes will have on its business.

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
All of Global Atlantic's insurance subsidiaries are subject to minimum capital and surplus requirements. In the United States, Global Atlantic's insurance subsidiaries are subject to RBC standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act promulgated by the NAIC as adopted by Global Atlantic's domiciliary insurance regulators. Global Atlantic's Bermuda insurance subsidiaries are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. See "—Global Atlantic’s Bermuda insurance subsidiaries are subject to regulation by the BMA that may restrict their operations." Any failure to meet applicable requirements or minimum statutory capital requirements could subject Global Atlantic to examination or corrective action by regulators, including limitations on Global Atlantic's writing additional business or engaging in finance activities, supervision, receivership or liquidation. New statutory accounting guidance or change or clarifications in interpretations of existing guidance may adversely impact Global Atlantic's insurance subsidiaries or cause them to increase their required capital.
RBC ratios of U.S. retirement and life companies like Global Atlantic are impacted by factors beyond Global Atlantic's control, such as the statutory federal tax rate. Future changes in federal corporate tax rates could similarly impact RBC ratios. In addition, the NAIC from time to time considers changes to factors used in calculating RBC. It is also considering potential changes to RBC formulas to reflect longevity risk and reinsurance ceded to unauthorized reinsurers not supported by collateral. The NAIC has also developed a group capital calculation. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the United States and with international capital standards and it is also unclear how being a subsidiary of KKR will impact the determination of Global Atlantic's "group." It is possible that Global Atlantic may be required to hold additional capital as a result of these developments. In Bermuda, the revised BSCR became effective January 1, 2019 and the BMA continues to consider further revisions. Global Atlantic cannot predict the likelihood of future changes to the BSCR, whether such changes will have an impact on RBC ratios or whether Global Atlantic will need to raise additional capital in response to such changes. If such further revisions materially increase the ECR, it could materially and adversely affect Global Atlantic's BSCR ratio and, correspondingly, Global Atlantic's capital in excess of BMA requirements. An increase in RBC or minimum capital requirements may require Global Atlantic to increase its statutory capital levels, which Global Atlantic might be unable to meet.

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
Regulators continue to propose or adopt fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of retirement and life insurance products. These rules, standards, laws and regulations generally require advisers providing investment recommendations to act in the client's best interest or put the client's interest ahead of their own interest. Global Atlantic faces uncertainty regarding the adoption of these rules and regulations, including that the SEC, Department of Labor and state insurance departments may adopt potentially conflicting or overlapping standards. These new and proposed regulations may fundamentally change the way financial advisors, agents, and financial institutions do business. These rules may impact the way in which Global Atlantic's products are marketed and offered by its distribution partners, which could have an impact on customer demand, impact the margins Global Atlantic makes on its products or increase compliance costs and burdens.
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
Under principle-based reserving, reserves for life insurance products are no longer required to remain constant and may be updated over time. As a result, principle-based reserving may cause fluctuations to the amount of statutory reserves held. Global Atlantic implemented principle-based reserving for term and universal life with secondary guarantee products sold after January 1, 2017, which resulted in a reduction in the reserves required for these products. Global Atlantic implemented principle-based reserving for all other universal life products effective as of January 1, 2020. Global Atlantic also implemented the 2017 CSO Table, the standard mortality table, to calculate reserves on all products issued on or after January 1, 2020. The NAIC is developing a new principle-based approach for fixed annuities that, if implemented, could result in higher statutory reserves and may cause greater fluctuations in the amount of statutory reserves held. There can be no guarantee as to whether these changes will be implemented or their impact on Global Atlantic’s reserves.

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

ITEM 3. LEGAL PROCEEDINGS.
    For a discussion of KKR's legal proceedings, see the section entitled "Litigation" appearing in Note 24 "Commitments and Contingencies" in our financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Shares of our common stock are listed on the NYSE under the symbol "KKR."

    The number of holders of record of our common stock as of February 24, 2022 was 24. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.

Dividend Policy

    Under our current dividend policy for common stock that we announced on February 8, 2022, we expect to pay our common stockholders an annualized dividend of $0.62 per share of common stock, equal to a quarterly dividend of $0.155 per share of common stock, beginning with the dividend to be declared with respect to the first quarter of 2022. On February 8, 2022, we declared a regular dividend of $0.145 per share of common stock under our prior dividend policy for the quarter ended December 31, 2021.

    Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, dividends are expected to be funded in the following manner:

•First, KKR Group Partnership will make distributions to holders of KKR Group Partnership Units, which consists of our wholly-owned corporate subsidiary (which acts as the general partner of KKR Group Partnership), KKR Holdings (which is not a subsidiary of ours) and KKR Holdings II L.P. ("KKR Holdings II," which is our subsidiary that provides for restricted holdings units under our 2019 Equity Incentive Plan), in proportion to their percentage interests in KKR Group Partnership;

•Second, our wholly-owned corporate subsidiary will distribute to us the amount of any distributions that it receives from KKR Group Partnership, after deducting any applicable taxes; and

•Third, we will distribute to holders of our common stock and Series C Mandatory Convertible Preferred Stock the amount of dividends declared by our board of directors from the distributions that we receive from our wholly-owned corporate subsidiary.

    The limited partnership agreement of KKR Group Partnership provides for cash distributions, which are referred to as "tax distributions," to the partners of the partnership if we determine that the taxable income of the partnership will give rise to taxable income for its partners, including KKR Holdings and KKR Holdings II. KKR Group Partnership may make tax distributions in the future, from time to time, to provide distributions to pay for the U.S. or non-U.S. tax liabilities of the partners of KKR Holdings and KKR Holdings II.

    The declaration and payment of any dividends to holders of our common stock or Series C Mandatory Convertible Preferred Stock are subject to the discretion of our board of directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. When KKR & Co. Inc. receives distributions from the KKR Group Partnership (the intermediate holding company of the KKR business), KKR Holdings and KKR Holdings II receives their pro rata share of such distributions from KKR Group Partnership. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Cash." In addition, under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Common Stock Repurchases in the Fourth Quarter of 2021

On December 27, 2021, KKR announced an increase to the total available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $37 million remaining under the program. As of February 24, 2022, there is approximately $163 million remaining under the program.

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

    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program has been used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through December 31, 2021, KKR has paid approximately $573 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 22.5 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.

    The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2021. During the fourth quarter of 2021, 1.8 million shares of common stock were repurchased and 1.0 million equity awards were retired. From inception of the repurchase program through December 31, 2021, we have repurchased or retired a total of approximately 68.3 million shares of common stock under the program at an average price of approximately $23.45 per share.

Issuer Purchases of Common stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2021 to October 31, 2021)	—	$—	54,951,833	$158,567
Month #2 (November 1, 2021 to November 30, 2021)	591,467	$77.62	55,543,300	$112,654
Month #3 (December 1, 2021 to December 31, 2021)	1,203,071	$73.04	56,746,371	$490,000
	1,794,538

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million. On December 27, 2021, KKR announced the increase to the total available amount under the repurchase program to $500 million.

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

Other Equity Securities
    During the fourth quarter of 2021, 12,301,588 KKR Group Partnership Units were exchanged by KKR Holdings for an equal number of shares of our common stock. This resulted in an increase in our ownership of the KKR Group Partnership and a corresponding decrease in the ownership of the KKR Group Partnership by KKR Holdings. As of February 24, 2022, there are no pending elections to exchange any KKR Group Partnership Units held by KKR Holdings into shares of our common stock, although elections to make exchanges may be made after this date.

ITEM 6. [Reserved]

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

Business Environment
Economic and Market Conditions
Impact of COVID-19. The outbreak of COVID-19 continues to impact the United States and other countries throughout the world. For a description of the impact that COVID-19 had and may in the future have on our business, see "Risk Factors—Risks Related to Our Business—COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition".

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

In 2021, the United States showed signs of economic improvement driven primarily by government fiscal and monetary support, consumer savings and vaccine rollouts. Inflation, however, is on the rise, driven by multiple factors, including supply chain disruptions, consumer demand, employment levels, and residential vacancy rates. In the United States, real GDP is estimated to have expanded by 5.6% for the year ended December 31, 2021, compared to a contraction of 3.4% in the prior year; the U.S. unemployment rate was 3.9% as of December 31, 2021, from 6.7% as of December 31, 2020; the U.S. core consumer price index rose 5.5% on a year-over-year basis as of December 31, 2021, up from 1.6% on a year-over-year basis as of December 31, 2020; and the effective federal funds rate set by the U.S. Federal Reserve was 0.1% as of December 31, 2021, flat from 0.1% as of December 31, 2020.

In January 2022, the U.S. Federal Reserve signaled its intention to be more aggressive at the start of the tightening cycle to dampen inflation running broadly through the U.S. economy, leading to significant market volatility. In February 2022, actions taken by Russia in the Ukraine have also led to uncertainty and volatility. As of February 24, 2022, the VIX ended at 30.3, compared to 17.2 as of December 31, 2021, an increase of 76.1%. The pan-European Stoxx 600 closed down more than 21% since the start of the year; and Brent crude oil prices topped $100 for the first time since 2014.

In 2021, the Euro Area rebounded into expansion as real GDP is estimated to have risen by 5.1% for the year ended December 31, 2021 compared to a contraction of 6.4% in the prior year; the Euro Area unemployment is estimated to have been 7.2% as of December 31, 2021, down from 8.1% as of December 31, 2020; Euro Area core inflation was 2.6% on a year-over-year basis as of December 31, 2021, up from 0.2% on a year-over-year basis as of December 31, 2020; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of December 31, 2021, unchanged from December 31, 2020.

In 2021, policymakers in China introduced a campaign for “common prosperity” focused on promoting a balance among growth, inclusion, and national security considerations, which could weigh on the outlook for economic growth over the medium term. Also, China’s zero COVID tolerance policies may further impact growth over the near term as outbreaks occur. Estimated real GDP in China grew by 8.0% for the year ended December 31, 2021, compared to growth of 2.2% reported for the year ended December 31, 2020. Estimated core inflation in China was 1.0% on a year-over-year basis as of December 31, 2021, down from 2.5% on a year-over-year basis as of December 31, 2020. In Japan, the economy has begun to embark on post-pandemic economic recovery. In Japan, real GDP growth for the year ended December 31, 2021 is estimated to be 1.8%, up from -4.6% for the year ended December 31, 2020. Core inflation on a year-over-year basis in Japan is estimated to have been -0.2% as of December 31, 2021, down from 0% on a year-over-year basis as of December 31, 2020. In Japan, the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2021, unchanged from December 31, 2020.

These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In particular, in response to persistent inflationary pressure, short- and medium-term interest rates may rise, which may adversely impact equity and credit markets and in turn both increase volatility in equity and debt markets and reduce economic growth. As noted above, the U.S. Federal Reserve has indicated that it is prepared to take action to manage inflation, including raising interests rates, tapering its asset purchases and shrinking the size of its balance sheet. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries monetary and fiscal responses to inflationary trends. The Russian-Ukraine conflict, including the sanctions imposed in response to Russia's actions in February 2022, may exacerbate these issues and trends. Other key issues include (i) further developments regarding COVID-19, including the spread of variants such as Delta and Omicron, which may prolong the adverse economic impact of the pandemic on the U.S. and global economies, including supply chain disruptions that promote cost inflation for critical goods and labor shortages, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and partisan sentiments in the United States, all of which have potentially global ramifications with regards to policy, (iv) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, stimulus programs and rising levels of debt, (v) increased volatility and/or downturn in equity or credit markets, (vi) unexpected shifts in central banks' monetary policies, and (vii) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition." In addition, the U.S. Congress is proposing (and after the date of this report may propose other) various significant changes in tax law, including significant changes in the way U.S. corporations like ourselves and many of our U.S. portfolio companies are taxed. If enacted, these changes could materially increase the amount of taxes we and our portfolio companies are required to pay. See “Risk Factors—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.”

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

In our asset management business, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the year ended December 31, 2021, global equity markets were positive, with the S&P 500 up 29.5% and the MSCI World Index up 22.5% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 17.2 as of December 31, 2021, decreasing from 22.8 as of December 31, 2020. See above for volatility that occurred after the year-end. For a discussion of our valuation methods, see “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” and see also “—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies.” In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.

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
During the year ended December 31, 2021, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 5 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) tightened by 77 basis points. In response to the U.S. Federal Reserve's change in tone and heightened geopolitical tensions in relation to Russia and Ukraine, these trends reversed in 2022 to date through February 24, with U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widening by 34 basis points and the U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widening by 83 basis points. The non-investment grade credit indices were up during the year ended December 31, 2021, with the S&P/LSTA Leveraged Loan Index up 5.2% and the BAML US High Yield Index up 5.4%. During the year ended December 31, 2021, 10-year government bond yields rose 60 basis points in the United States, rose 77 basis points in the United Kingdom, rose 39 basis points in Germany, fell 37 basis points in China, and rose 5 basis points in Japan. For a further discussion of how market conditions may affect our businesses, see “Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” and “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition.”

For further discussion of the impact of global credit markets on our financial condition and results of operations, see "Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income," "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition," "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" and "Risk Factors—Risks Related to Global Atlantic—Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects." For a further discussion of our valuation methods, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies."
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the year ended December 31, 2021, the euro fell 6.9%, the British pound fell 1.0%, the Japanese yen fell 10.3%, and the Chinese renminbi rose 2.7%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk.”

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies have investments in or related to the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. During the year ended December 31, 2021, the 3-year forward price of WTI crude oil increased approximately 37%, and the 3-year forward price of natural gas increased approximately 17%. The 3-year forward price of WTI crude oil increased from approximately $46 per barrel to $63 per barrel, and the 3-year forward price of natural gas increased from approximately $2.47 per mcf to $3.13 per mcf as of December 31, 2020 and December 31, 2021, respectively.

As noted above, the actions taken by Russia in the Ukraine in February 2022 have also caused volatility in the commodities markets. As of February 24, 2022, the 3-year forward price of WTI crude oil increased approximately 16%, to $73 per barrel, and the 3-year forward price of natural gas increased approximately 11% to $3.47 per mcf. Additionally, the front month contract for WTI crude oil settled at $92 per barrel, also a level not seen since 2014.

When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In general, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. The reverse is true for upward price movements. However, because we typically use near-term commodity derivative transactions to hedge our exposures, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. In addition, to the extent energy real asset investments are directly held by our balance sheet, price movements can have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses, subject to hedging. However, as of December 31, 2021, energy investments in oil and gas assets made up only approximately 1% of our assets under management, 1% of our total GAAP assets and 1% of our total segment assets. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."

Business Conditions
Our operating revenues consist of fees, performance income and investment income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance industry generally, and in certain cases our re-insurance vehicles, as attractive means for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds, and insurance. In several of our asset management strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, European Fund V, North America Fund XIII, Real Estate Partners Americas III, Real Estate Partners Europe II, Global Infrastructure Investors IV, Next Generation Technology Growth Fund II and Health Care Strategic Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business."

Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us as well as our participation in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business line, which may earn fees in the syndication of equity or debt. In our insurance business, we deploy capital by investing in assets that are anticipated to generate net investment income in excess of the net cost of insurance. If we are unable to originate or source attractive investments, the success and growth in revenues of our insurance business will be adversely impacted. See “Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.”
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In addition, volatile debt and equity markets may also make the exit of our investments more difficult to execute. In our insurance business, we depend on the ability of our investments to generate their anticipated returns, through the payment of interest and dividends and interest as well as return of principal, in the amounts and at the times that we expect them to be made in order to manage our obligations to make payments to our policyholders. If policyholder behavior differs from our expectations, we may be forced to sell our investments earlier than we anticipated and during market conditions where we may realize losses on the investment. In addition, material delays in payments or impairments to our anticipated investment returns could have material adverse effects to our results of operations. For additional information about how business environment and market conditions affect Global Atlantic, see "—Global Atlantic's Investment Portfolio."

Basis of Accounting

We consolidate the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of our investment advisers, broker-dealers, Global Atlantic’s insurance companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds and certain other entities including collateralized financing entities ("CFEs").

When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of an investment fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's stockholders' equity that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the accounts of the consolidated entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income (loss) attributable to noncontrolling interests on the consolidated statements of operations.

The presentation in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach for the financial statements in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our consolidated results of operations for the year ended December 31, 2021 are from February 1, 2021 (the closing date of the acquisition) through December 31, 2021.
All the intercompany transactions have been eliminated.

For a further discussion of our consolidation policies, see Note 2 "Summary of Significant Accounting Policies" in our financial statements. The summary of the significant accounting policies has been organized considering the two-tiered approach described above and includes a section for common accounting policies and an accounting policy section for each of the two tiers when a policy is specific to one of the tiers.

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of December 31, 2021.

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
For a further discussion of our revenue policies, see Note 2 "Summary of Significant Accounting Policies" in our financial statements included elsewhere in this report.
Expenses
Compensation and Benefits
Compensation and Benefits expense includes (i) base cash compensation consisting of salaries and wages, (ii) benefits, (iii) carry pool allocations, (iv) equity-based compensation, and (v) discretionary cash bonuses.

To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, we typically pay discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of (i) management fees and other fee revenues (including incentive fees), (ii) realized carried interest and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at our sole discretion and vary from individual to individual and from period to period, including having no cash bonus. We accrue discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when we make the decision to pay discretionary cash bonuses and is based upon a number of factors, including the recognition of fee revenues, realized carried interest, realized investment income and other factors determined during the year.
Beginning in 2021, we expect to pay our employees by assigning a percentage range to each component of asset management segment revenues. Based on the current components and blend of our asset management segment revenues on an annual basis, we expect to use approximately: (i) 20‐25% of fee related revenues, (ii) 60‐70% of realized carried interest and incentive fees not included in fee related performance revenues or earned from our hedge fund partnerships, and (iii) 10‐20% of realized investment income and hedge fund partnership incentive fees to pay our asset management employees. Because these ranges are applied to applicable distributable revenue components independently, and on an annual basis, the amount paid as a percentage of total distributable revenues will vary and will, for example, likely be higher in a period with relatively higher realized carried interest and lower in a period with relatively lower realized carried interest. We decide whether to pay a discretionary cash bonus and determine the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires us to pay a discretionary cash bonus to the asset management employees, except in limited circumstances.

Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I and II Preferred, Common Stock as of December 31, 2021 would have been reduced by approximately $2.66 per share, compared to our reported $27.64 per share on such date, and our book value as of December 31, 2021 would have been reduced by approximately $2.58 per adjusted share, compared to our reported book value of $28.77 per adjusted share on such date.
Carry Pool Allocation
With respect to our funds that provide for carried interest, we allocate a portion of the realized and unrealized carried interest that we earn to a carry pool established at KKR Associates Holdings L.P., which is not a KKR subsidiary, from which our asset management employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between KKR Associates Holdings and us, and we do not exercise discretion on whether to make an allocation to the carry pool upon a realization event. These amounts are accounted for as compensatory profit sharing arrangements in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
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
On the Sunset Date (as defined in the Reorganization Agreement), KKR will acquire control of KKR Associates Holdings and will commence making decisions regarding the allocation of carry proceeds pursuant to the limited partnership agreement of KKR Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carry proceeds to themselves and others, pursuant to the limited partnership agreement of KKR Associates Holdings, provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis consistent with past practice.

Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under our Equity Incentive Plans, most of which are subject to service-based vesting typically over a three to five-year period from the date of grant, and some of which are also subject to the achievement of market-based conditions. Certain of these awards are subject to post-vesting transfer restrictions and minimum retained ownership requirements.
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
Dividend Income

Dividend income consists primarily of distributions that we and our consolidated investment funds receive from portfolio companies or real assets investments in which we and our consolidated investment funds invest. Dividend income is recognized primarily in connection with (i) dispositions of operations by portfolio companies, (ii) distributions of cash generated from operations from portfolio investments or real assets investments, and (iii) other significant refinancings undertaken by portfolio investments.

Interest Income

Interest income consists primarily of interest that is received on our credit instruments in which we and our consolidated investment funds, CLOs and other entities invest as well as interest on our cash and other investments.

Interest Expense

Interest expense is incurred from (i) debt issued by KKR, including debt issued by KFN, (ii) credit facilities entered into by KKR, (iii) debt securities issued by consolidated CFEs, (iv) financing arrangements at our majority owned investment vehicles that have been funded with borrowings that are collateralized by the investments and assets they own and (v) financing arrangements at our consolidated funds entered into primarily with the objective of managing cash flow. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN. Debt securities issued by consolidated CFEs are supported solely by the investments held at the CFE and are not collateralized by assets of any other KKR entity. Our obligations under financing arrangements at our consolidated investment funds are generally limited to our pro rata equity interest in such funds. However, in some circumstances, we may provide limited guarantees of the obligations of our general partners in an amount equal to its pro rata equity interest in such funds. Our management companies bear no obligations with respect to financing arrangements at our consolidated funds. We also may provide other kinds of guarantees. See "—Liquidity."

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of December 31, 2021.

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

Net investment-related gains
Net investment-related gains primarily consists of (i) realized gains and losses from the disposal of investments, including realized gains and losses on the disposal of investments not related to asset/liability matching strategies (“variable investment income”), (ii) unrealized gains and losses from investments held for trading, or fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and losses on funds withheld at interest receivable and payable, (iv) unrealized gains and losses from derivatives not designated in an hedging relationship and (v) allowances for credit losses, and other impairments of investments.

Other income

Other income is primarily comprised of expense allowances on ceded reinsurance, administration, management fees and distribution fees.

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
For a further discussion of our income tax policies, see Note 2 "Summary of Significant Accounting Policies" and Note 18 "Income Taxes" in our financial statements.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests primarily represents the ownership interests that certain third parties hold in entities that are consolidated in the financial statements as well as the ownership interests in KKR Group Partnership that are held by KKR Holdings (and holders of other exchangeable securities). The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Given the consolidation of certain of our investment funds and the significant ownership interests in KKR Group Partnership held by KKR Holdings, we expect a portion of net income (loss) will continue to be attributed to noncontrolling interests in our business.
For a further discussion of our noncontrolling interests policies, see Note 22 "Equity" in the financial statements.
Key Segment and Non-GAAP Performance Measures
The following key segment and non-GAAP performance measures are used by management in making operational and resource deployment decisions as well as assessing the performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These performance measures as described below are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and KKR Holdings L.P. (and holders of other exchangeable securities) and as such represent the entire KKR business in total. In addition, these performance measures are presented without giving effect to the consolidation of the investment funds and collateralized financing entities (“CFEs”) that KKR manages.
We believe that providing these segment and non-GAAP performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable are included under "—Reconciliations to GAAP Measures."
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. After-tax distributable earnings is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. After-tax distributable earnings is equal to Distributable Operating Earnings less Interest Expense, Series A and B Preferred Stock dividends (which have been redeemed), Net Income Attributable to Noncontrolling Interests and Income Taxes Paid. Series C Mandatory Convertible Preferred Stock dividends have been excluded from After-tax Distributable Earnings, because the definition of Adjusted Shares used to calculate After-tax Distributable Earnings per Adjusted Share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. Income Taxes Paid represents the implied amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all units in KKR Holdings L.P. and other exchangeable securities were exchanged for common stock of KKR & Co. Inc. Income Taxes Paid includes amounts paid pursuant to the tax receivable agreement and the benefit of tax deductions arising from equity-based compensation, which reduces income taxes paid or payable during the period. Equity-based compensation expense is excluded from After-tax Distributable Earnings, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. If tax deductions from equity-based compensation were to be excluded from Income Taxes Paid, KKR’s After-tax Distributable Earnings would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in After-tax Distributable Earnings for the period. KKR makes these adjustments when calculating After-tax Distributable Earnings in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, After-tax Distributable Earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and After-tax Distributable Earnings should not be viewed as a measure of KKR’s liquidity.
Book Value
Book Value is a non‐GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) deconsolidates KKR’s investment funds and CFEs that KKR manages, (ii) includes the net assets that are attributable to KKR Holdings L.P., and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to the investors of KKR funds and other noncontrolling interest holders and to the holders of preferred stock. KKR's book value includes (x) the net impact of KKR's tax assets and liabilities as prepared under GAAP and (y) the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the Reorganization Agreement. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of income tax.
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
Distributable Operating Earnings
    Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc., KKR Holdings L.P. and other exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including collateralized financing entities). Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate transaction-related charges and (iv) non-recurring items, if any. Strategic corporate transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms’ length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments, which are comprised of the following:

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
•Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings eliminate the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.
Fee Related Earnings ("FRE")

Fee related earnings is a performance measure used to assess the Asset Management segment’s generation of profits from revenues that are measured and received on a recurring basis and are not dependent on future realization events. KKR believes this measure is useful to stockholders as it provides additional insight into the profitability of KKR’s fee generating asset management and capital markets businesses and other recurring revenue streams. FRE equals (i) Management Fees, including fees paid by the Insurance segment to the Asset Management segment and fees paid by certain insurance co-investment vehicles, (ii) Transaction and Monitoring Fees, Net and (iii) Fee Related Performance Revenues, less (x) Fee Related Compensation, and (y) Other Operating Expenses.

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
Other Terms and Capital Metrics

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
Assets Under Management ("AUM")
    Assets under management represent the assets managed, advised or sponsored by KKR from which KKR is entitled to receive management fees or performance income (currently or upon a future event), general partner capital, and assets managed, advised or sponsored by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed or sponsored capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds and the Global Atlantic insurance companies; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or performance income; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs; (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all AUM of KKR's strategic BDC partnership; and (vii) the fair value of other assets managed or sponsored by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM (i) is not based on any definition of AUM that may be set forth in the governing documents of the investment funds, vehicles, accounts or other entities whose capital is included in this definition, (ii) includes assets for which KKR does not act as an investment adviser, and (iii) is not calculated pursuant to any regulatory definitions.
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

Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the years ended December 31, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See " Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,850,154	$2,006,791	$843,363
Capital Allocation-Based Income (Loss)	6,842,414	2,224,100	4,618,314
	9,692,568	4,230,891	5,461,677
Insurance
Net Premiums	2,226,078	—	2,226,078
Policy Fees	1,147,913	—	1,147,913
Net Investment Income	2,845,623	—	2,845,623
Net Investment-Related Gains	203,753	—	203,753
Other Income	120,213	—	120,213
	6,543,580	—	6,543,580
Total Revenues	16,236,148	4,230,891	12,005,257

Expenses
Asset Management
Compensation and Benefits	4,428,743	2,152,490	2,276,253
Occupancy and Related Charges	69,084	72,100	(3,016)
General, Administrative and Other	959,077	708,542	250,535
	5,456,904	2,933,132	2,523,772
Insurance
Policy Benefits and Claims	5,055,709	—	5,055,709
Amortization of Policy Acquisition Costs	(65,949)	—	(65,949)
Interest Expense	61,661	—	61,661
Insurance Expenses	358,878	—	358,878
General, Administrative and Other	555,321	—	555,321
	5,965,620	—	5,965,620
Total Expenses	11,422,524	2,933,132	8,489,392

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	7,720,923	3,642,804	4,078,119
Dividend Income	698,800	352,563	346,237
Interest Income	1,485,470	1,403,440	82,030
Interest Expense	(1,070,368)	(969,871)	(100,497)
Total Investment Income (Loss)	8,834,825	4,428,936	4,405,889

Income (Loss) Before Taxes	13,648,449	5,726,695	7,921,754

Income Tax Expense (Benefit)	1,353,270	609,097	744,173

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Net Income (Loss)	12,295,179	5,117,598	7,177,581
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,060	—	4,060
Net Income (Loss) Attributable to Noncontrolling Interests	7,624,643	3,115,089	4,509,554
Net Income (Loss) Attributable to KKR & Co. Inc.	4,666,476	2,002,509	2,663,967

Series A Preferred Stock Dividends	23,656	23,288	368
Series B Preferred Stock Dividends	12,991	10,076	2,915
Series C Mandatory Convertible Preferred Stock Dividends	69,000	23,191	45,809

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$4,560,829	$1,945,954	$2,614,875

Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the years ended December 31, 2021 and 2020, revenues consisted of the following:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Management Fees	$1,301,975	$965,664	$336,311
Fee Credits	(464,594)	(299,415)	(165,179)
Transaction Fees	1,552,621	950,205	602,416
Monitoring Fees	134,472	127,907	6,565
Incentive Fees	55,701	10,404	45,297
Expense Reimbursements	178,572	149,522	29,050
Oil and Gas Revenue	—	21,054	(21,054)
Consulting Fees	91,407	81,450	9,957
Total Fees and Other	2,850,154	2,006,791	843,363

Carried Interest	5,388,354	1,719,527	3,668,827
General Partner Capital Interest	1,454,060	504,573	949,487
Total Capital Allocation-Based Income (Loss)	6,842,414	2,224,100	4,618,314

Total Revenues - Asset Management	$9,692,568	$4,230,891	$5,461,677

Fees and Other

Total Fees and Other for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily attributable to management fees earned from (i) North America Fund XIII, Global Infrastructure Investors IV, and Health Care Strategic Growth Fund II, all of which entered their investment periods in 2021 and (ii) Asian Fund IV, which entered its investment period in the third quarter of 2020. These increases were partially offset by a decrease in management fees earned from Asian Fund III, Americas Fund XII, and Global Infrastructure Investors III as a result of entering their post-investment periods in the third quarter of 2020, second quarter of 2021 and second quarter of 2021, respectively, with all three investment funds now earning fees based on capital invested rather than capital committed and at a lower fee rate for Asian Fund III and Americas Fund XII.

Management fees due from consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, the elimination of these fees does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. For a more detailed discussion on the factors that affect our management fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Markets and Public Markets business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

The increase in carried interest and general partner capital interest during the year ended December 31, 2021 compared to the prior period was due primarily to a higher level of net appreciation in the value of our investment portfolio as compared to the year ended December 31, 2020. Capital Allocation-Based Income (Loss) for the year ended December 31, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI. Capital Allocation-Based Income (Loss) for the year ended December 31, 2020 was positive due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI.

KKR generally calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of the reporting date, irrespective of whether such amounts have been realized. Since the fair value of the underlying investments varies between reporting periods, it is necessary to make adjustments to the amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments.

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities for the year ended December 31, 2021
The net gains from investment activities for the year ended December 31, 2021 were comprised of net realized gains of $2,382.2 million and net unrealized gains of $5,338.7 million.
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
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net realized gains related primarily to the sales of our investments held by KKR and certain consolidated funds, the most significant of which were in FanDuel Inc. (technology sector), Mr. Cooper Group Inc. (NASDAQ: COOP), and Darktrace Limited (LSE: DARK). Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from certain investments held in our consolidated credit funds and realized losses on certain hedging instruments.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net unrealized gains related primarily to mark-to-market gains from our investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC (health care sector), Heartland Dental LLC (health care sector) and OutSystems Holdings S.A. (technology sector). Partially offsetting these unrealized gains were unrealized losses, the most significant of which are (i) the reversal of previously recognized unrealized gains relating to the realization activity described above and (ii) an unrealized loss on BridgeBio Pharma, Inc. (NASDAQ: BBIO).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" and Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.

Net Gains (Losses) from Investment Activities for the year ended December 31, 2020
The net losses from investment activities for the year ended December 31, 2020 were comprised of net realized gains of $162.9 million and net unrealized gains of $3,479.9 million.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net realized gains related primarily to (i) the sale of our investment in The Hut Group Limited (LSE: THG), (ii) partial sales of our investment in Fiserv, Inc. (NASDAQ: FISV), and (iii) the sale of our investment in Ivalua SAS (technology sector). Partially offsetting these realized gains were realized losses primarily relating to (i) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, (ii) a realized loss on the partial sale of our investment in LCI Helicopters Limited (financial services sector) and (iii) realization of losses on certain investments held through consolidated CLOs and alternative credit funds.

Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our growth equity and core investments held by KKR and certain consolidated entities, the most significant of which were BridgeBio Pharma, Inc., FanDuel Inc., and PetVet Care Centers, LLC. Partially offsetting these unrealized gains were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the realization activity described above, (ii) mark-to-market losses on our investment in Fiserv, Inc., which is held both in our funds and as a co-investment by KKR, and (iii) mark-to-market losses on certain investments held through consolidated alternative credit and real estate funds.

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" in our report and Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income

During the year ended December 31, 2021, the most significant dividends received included (i) $215.5 million from our consolidated real estate funds, (ii) $138.7 million from our investment in Viridor Limited (infrastructure), and (iii) $70.9 million from our investment in Arnott's Biscuits Limited (consumer products sector). During the year ended December 31, 2020, the most significant dividends received included $152.4 million from our consolidated real estate funds, $62.5 million from our investment in Fiserv, Inc. part of which is held as a co-investment by KKR, and $48.9 million from our investment in Epicor Software Corporation (technology sector).

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) a higher level of interest income from certain of our consolidated credit funds, primarily related to an increase in the amount of capital deployed, and (ii) the impact of closing additional CLOs that are consolidated subsequent to December 31, 2020. Partially offsetting these increases was a lower level of reported interest income from investments at KREF as a result of the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) the impact of issuances of our senior notes, (ii) an increase in the amount of borrowings outstanding from the financing arrangements of consolidated investment funds and other vehicles, and (iii) impact of closing additional CLOs that are consolidated subsequent to December 31, 2020. Partially offsetting these increases was a lower level of reported interest expense on debt obligations at KREF as a result of the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expenses

The increase in compensation and benefits expenses during the year ended December 31, 2021 compared to the prior period was primarily due to (i) a higher level of accrued carried interest compensation resulting from a higher level of carried interest from the appreciation in the value of our investment portfolio in the current period, (ii) a higher level of accrued discretionary compensation and benefits resulting from a higher level of fee revenue, realized performance income and realized investment income in the current period, and (iii) a higher level of equity-based compensation.

The number of equity-based compensation awards granted in 2021 is higher than in 2020, which combined with a higher stock price than the prior period will result in a higher equity-based compensation expense in the coming years. Based on equity awards made through December 31, 2021, and assuming no additional grants and no forfeitures, equity-based compensation for the year ended December 31, 2022 would be comprised of $211.9 million of expense associated with time-based vesting awards and $237.5 million of expense associated with performance-based vesting awards. Additional grants made in 2022 or forfeitures of existing grants during 2022 would increase and decrease these numbers, respectively.

General, Administrative and Other

The increase in general, administrative and other expenses during the year ended December 31, 2021 compared to the prior period was primarily due to (i) a higher level of expenses at our consolidated CLOs, investment funds and other vehicles, (ii) a higher level of broken-deal expenses, (iii) a higher level of expenses reimbursable by our investment funds, and (iv) placement fees incurred related to capital raising activities.

The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period. Also, in periods of significant fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other may increase accordingly. Similarly, our General, Administrative and Other may increase as a result of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development.

Consolidated Results of Operations (GAAP Basis) - Insurance

For the year-ended December 31, 2021, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from the acquisition date, February 1, 2021, through December 31, 2021.

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
The following table reflects the impact on net income by financial statement line item and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

Year Ended
December 31, 2021
($ in thousands)
Impacts of assumption review, by statement of income line item:
Policy fees	$182
Policy benefits and claims	20,904
Amortization of policy acquisition costs	(2,119)
Income tax impact	(3,983)
Total assumption review impact on net income	$14,984
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(97)
Total assumption review impact on insurance segment adjusted operating earnings	$14,887

For the year ended December 31, 2021, the net favorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to favorable mortality experience.

Revenues

For the year ended December 31, 2021, revenues consisted of the following:

Year Ended
December 31, 2021
($ in thousands)
Net Premiums	$2,226,078
Policy Fees	1,147,913
Net Investment Income	2,845,623
Net Investment-Related Gains	203,753
Other Income	120,213
Total Insurance Revenues	$6,543,580

Net Premiums
Net premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the year ended December 31, 2021. These initial premiums are wholly offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).

Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees during the year ended December 31, 2021.
Net investment income
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as determined as of the GA Acquisition Date). Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. In addition to the impact of higher asset balances, net investment income was also positively impacted by income from bond call and loan prepayment activity.
Net investment-related gains
The components of net investment-related gains were as follows:

Year Ended
December 31, 2021
($ in thousands)
Equity index options	$549,987
Funds withheld payable embedded derivatives	49,491
Funds withheld receivable embedded derivatives	31,740
Equity future contracts	(263,637)
Interest rate contracts	(146,920)
Foreign currency forwards	2,484
Credit risk contracts	(400)
Net gains on derivative instruments	222,745
Net other investment losses	(18,992)
Net investment-related gains	$203,753

Net gains on derivative instruments
The increase in the fair value of equity index options were primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change for which is accounted for in policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which increased during the year ended December 31, 2021.
The decrease in the fair value of equity futures and interest rate contracts were driven primarily by the performance of equity markets and interest rates. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the year ended December 31, 2021, resulting in a loss on equity futures contracts. Market interest rates increased during the year ended December 31, 2021, resulting in a loss on interest rate contracts.
The increase in the fair value of embedded derivatives on funds withheld at interest payable and receivable were primarily driven by the change in fair value of the underlying investments in the respective funds withheld payable and receivable portfolios.

Net other investment losses
The components of net other investment losses were as follows:

Year Ended
December 31, 2021
($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$527,788
Realized gains (losses) on available-for-sale fixed maturity debt securities	(201,411)
Credit loss allowances	(249,338)
Unrealized gains (losses) on fixed maturity securities classified as trading	(118,714)
Unrealized gains (losses) on investments classified as trading or accounted under a fair-value option	75,176
Realized gains (losses) on funds withheld at interest payable portfolio	(30,015)
Realized gains (losses) on funds withheld at interest receivable portfolio	12,418
Other	(34,896)
Net investment-related gains	$(18,992)

Net other investment losses for the year ended December 31, 2021 were primarily due to (i) the recognition of a credit loan loss allowances as a result of the application of the current expected credit loss accounting standard adopted concurrent with the GA Acquisition, (ii) losses on the sale of available-for-sale ("AFS") securities as a result of portfolio rotation strategies, and (iii) net unrealized losses on trading fixed maturity securities underlying a portion of the funds withheld payable at interest portfolio due to an increase in market interest rates. These losses were almost wholly offset by realized gains (losses) on investments not supporting asset-liability matching strategies, including in particular a gain from the disposition of Origis USA, LLC, a utility-scale renewable energy developer.

Other income

Other income is mainly driven by expense allowances on ceded reinsurance, administration, management fees and distribution fees.
Expenses

Policy benefits and claims
Policy benefits and claims were primarily driven by (i) initial reserves related to new reinsurance transactions with life contingencies during the year ended December 31, 2021, (ii) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "Revenues—Total Insurance Revenues—Net gains on derivative instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims), and (iii) an increase in net flows in the institutional and individual channels, all offset by a decrease in variable annuity reserves primarily due to higher equity market returns and market interest rates.

Amortization of policy acquisition costs
Amortization of policy acquisition costs during the year ended December 31, 2021 was primarily driven by the amortization of insurance intangibles recognized as part of purchase accounting of the Global Atlantic acquisition. Amortization is negative (that is, a reduction to expense) as a result of the net negative value-of-business-acquired insurance intangible recognized as part of the aforementioned purchase accounting.
Interest expense
Interest expense for the year ended December 31, 2021 reflects a net increase in debt outstanding due to the issuance of new senior and subordinated notes partially offset by the pay-down of other debt, offset in part by the favorable impact to interest expense as a result of the lower average coupon due on new debt added at lower interest rates.
Insurance expenses
Insurance expenses were primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services during the year ended December 31, 2021.

General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) third-party administrator ("TPA") policy servicing fees, (iii) technology hardware and software related charges, and (iv) professional fees during the year ended December 31, 2021.
Other Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the year ended December 31, 2021, income tax expense was $1,353.3 million compared to $609.1 million in the prior period. The increase in the income tax expense was primarily due to (i) a higher level of fees, capital allocation-based income and investment income as described above earned from asset management operations and (ii) the inclusion of income taxes relating to Global Atlantic's insurance operations. Our effective tax rate under GAAP for the year ended December 31, 2021 was 9.9%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements. The amount of U.S. corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See also “—Business Environment—Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the year ended December 31, 2021 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2021 increased compared to the prior period primarily due to a higher level of net income generated during the year ended December 31, 2021, allocable to the holders of the noncontrolling interests.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net Income (loss) attributable to KKR & Co. Inc. for the year ended December 31, 2021 increased compared to the prior period primarily due to (i) a higher level of net gains from investment activities, capital allocation-based income, and fees earned from the asset management operations during the year ended December 31, 2021 as described above and (ii) the acquisition of Global Atlantic, which was completed in February 2021. These increases were partially offset by accrued carried interest compensation and income tax expense, each as described above.

Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations for the years ended December 31, 2020 and 2019. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See also "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,006,791	$1,790,475	$216,316
Capital Allocation-Based Income (Loss)	2,224,100	2,430,425	(206,325)
	4,230,891	4,220,900	9,991
Insurance
Net Premiums	—	—	—
Policy Fees	—	—	—
Net Investment Income	—	—	—
Net Investment-Related Gains (Losses)	—	—	—
Other Income	—	—	—
	—	—	—
Total Revenues	4,230,891	4,220,900	9,991

Expenses
Asset Management
Compensation and Benefits	2,152,490	2,116,890	35,600
Occupancy and Related Charges	72,100	62,728	9,372
General, Administrative and Other	708,542	728,813	(20,271)
	2,933,132	2,908,431	24,701
Insurance
Policy Benefits and Claims	—	—	—
Amortization of Policy Acquisition Costs	—	—	—
Interest Expense	—	—	—
Insurance Expenses	—	—	—
General, Administrative and Other	—	—	—
	—	—	—
Total Expenses	2,933,132	2,908,431	24,701

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	3,642,804	3,161,884	480,920
Dividend Income	352,563	318,972	33,591
Interest Income	1,403,440	1,418,516	(15,076)
Interest Expense	(969,871)	(1,043,551)	73,680
Total Investment Income (Loss)	4,428,936	3,855,821	573,115

Income (Loss) Before Taxes	5,726,695	5,168,290	558,405

Income Tax Expense (Benefit)	609,097	528,750	80,347

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Net Income (Loss)	5,117,598	4,639,540	478,058
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	—	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	3,115,089	2,634,491	480,598
Net Income (Loss) Attributable to KKR & Co. Inc.	2,002,509	2,005,049	(2,540)

Series A Preferred Stock Dividends	23,288	23,288	—
Series B Preferred Stock Dividends	10,076	10,076	—
Series C Mandatory Convertible Preferred Stock Dividends	23,191	—	23,191

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,945,954	$1,971,685	$(25,731)

Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the years ended December 31, 2020 and 2019, revenues consisted of the following:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Management Fees	$965,664	$824,903	$140,761
Fee Credits	(299,415)	(340,900)	41,485
Transaction Fees	950,205	914,329	35,876
Monitoring Fees	127,907	106,289	21,618
Incentive Fees	10,404	—	10,404
Expense Reimbursements	149,522	169,415	(19,893)
Oil and Gas Revenue	21,054	47,153	(26,099)
Consulting Fees	81,450	69,286	12,164
Total Fees and Other	2,006,791	1,790,475	216,316

Carried Interest	1,719,527	2,041,847	(322,320)
General Partner Capital Interest	504,573	388,578	115,995
Total Capital Allocation-Based Income (Loss)	2,224,100	2,430,425	(206,325)

Total Revenues - Asset Management	$4,230,891	$4,220,900	$9,991

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

KKR generally calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of the reporting date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments.

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities for the year ended December 31, 2020
The net gains from investment activities for the year ended December 31, 2020 were comprised of net realized gains of $162.9 million and net unrealized gains of $3,479.9 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above. For a discussion and analysis of the primary investment gains or losses relating to individual investments in our unconsolidated funds, see "— Analysis of Non-GAAP Performance Measures."
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net realized gains related primarily to (i) the sale of our investment in The Hut Group Limited, (ii) partial sales of our investment in Fiserv, Inc., and (iii) the sale of our investment in Ivalua SAS. Partially offsetting these realized gains were realized losses primarily relating to (i) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, (ii) a realized loss on the partial sale of our investment in LCI Helicopters Limited and (iii) realization of losses on certain investments held through consolidated CLOs and alternative credit funds.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our growth equity and core investments held by KKR and certain consolidated entities, the most significant of which were BridgeBio Pharma, Inc., FanDuel Inc., and PetVet Care Centers, LLC. Partially offsetting these unrealized gains were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the realization activity described above (ii) mark-to-market losses on our investment in Fiserv, Inc., which is held both in our funds and as a co-investment by KKR, and (iii) mark-to-market losses on certain investments held through consolidated alternative credit and real estate funds.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" and Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
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

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" and Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income

During the year ended December 31, 2020, the most significant dividends received included $152.4 million from our consolidated real estate funds, $62.5 million from our investment in Fiserv, Inc. part of which is held as a co-investment by KKR and $48.9 million from our investment in Epicor Software Corporation. During the year ended December 31, 2019, the most significant dividends received included $195.3 million from our investment in Fiserv, Inc., $36.0 million from our consolidated real estate funds, $29.1 million from our consolidated special situations funds, $14.1 million from infrastructure investments held by KKR and $12.7 million from our consolidated energy funds. Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The decrease in interest income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a lower level of interest earned from (i) investments held at our consolidated special situations funds and (ii) loans held by KREF, a listed REIT. These decreases were partially offset by (i) the impact of closing additional consolidated CLOs subsequent to December 31, 2019 and (ii) an increase in interest income from certain of our consolidated direct lending funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Non-GAAP Performance Measures."

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

General, Administrative and Other

The decrease in general, administrative and other expenses during the year ended December 31, 2020 compared to the prior period was primarily due to (i) a decrease in capital raising costs and (ii) a decrease in corporate travel-related expenses as a result of the COVID-19 pandemic. Partially offsetting these decreases were corporate transaction-related charges incurred in connection with the acquisition of Global Atlantic.

Other Unaudited Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the year ended December 31, 2020, income tax expense was $609.1 million compared to $528.8 million for the prior period. Our effective tax rate under GAAP for the year ended December 31, 2020 was 10.6%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements. See also “—Business Environment” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the year ended December 31, 2020 related primarily to net income attributable to KKR Holdings representing its ownership interests in KKR Group Partnership as well as third-party limited partner interests in those investment funds that we consolidate. The increase from the prior period is due primarily to an increase in the number of consolidated funds, partially offset by a decrease in net income attributable to KKR Holdings.

Net Income (Loss) Attributable to KKR & Co. Inc.

    For the year ended December 31, 2020, Net Income (Loss) attributable to KKR & Co. Inc. was $25.7 million lower compared to the year ended December 31, 2019 primarily due to (i) a lower level of accrued carried interest and (ii) Series C Mandatory Convertible Preferred Stock dividends in each case in 2020. These decreases were partially offset by (i) lower accrued carried interest compensation, (ii) lower level of General, Administrative and Other expenses and (iii) an increase in management fees, in each case in 2020 and as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis)

    The following table provides the Condensed Consolidated Statements of Financial Condition on a GAAP basis as of December 31, 2021 and December 31, 2020.

(Amounts in thousands, except per share amounts)
	As of	As of
	December 31, 2021	December 31, 2020

Assets
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874
Investments	88,775,514	69,274,715
Other Assets	4,244,894	4,023,913
	99,720,076	79,806,502
Insurance
Cash and Cash Equivalents	3,391,934	—
Investments	123,763,675	—
Other Assets	37,409,755	—
	164,565,364	—
Total Assets	$264,285,440	$79,806,502

Liabilities and Equity
Asset Management
Debt Obligations	$36,669,755	$33,423,596
Other Liabilities	8,359,619	5,582,990
	45,029,374	39,006,586
Insurance
Debt Obligations	1,908,006	—
Other Liabilities	159,208,840	—
	161,116,846	—
Total Liabilities	$206,146,220	$39,006,586

Redeemable Noncontrolling Interests	82,491	—

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	—	482,554
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	16,466,372	12,118,472
Noncontrolling Interests	40,474,565	27,083,098
Total Equity	58,056,729	40,799,916
Total Liabilities and Equity	$264,285,440	$79,806,502

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$27.64	$21.15

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $27.64 as of December 31, 2021, up from $21.15 as of December 31, 2020. The increase was primarily due to the net income attributable to KKR & Co. Inc. common stockholders during the year ended 2021, partially offset by (i) dividends to common stockholders and (ii) repurchases of common stock.

Consolidated Statements of Cash Flows (GAAP Basis)

The following is a discussion of our consolidated cash flows for the years ended December 31, 2021 and 2020. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

The consolidated statements of cash flows include the cash flows of our consolidated entities, which include certain consolidated investment funds, CLOs and certain variable interest entities formed by Global Atlantic notwithstanding the fact that we may hold only a minority economic interest in those investment funds and CFEs. The assets of our consolidated investment funds and CFEs, on a gross basis, can be substantially larger than the assets of our business and, accordingly, could have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated funds are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(7.2) billion and $(6.0) billion during the years ended December 31, 2021 and 2020, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(10.6) billion and $(5.9) billion during the years ended December 31, 2021 and 2020, respectively, (ii) net realized gains (losses) on asset management investments of $2,382.2 million and $162.9 million during the years ended December 31, 2021 and 2020, respectively, (iii) change in unrealized gains (losses) on asset management investments of $5.3 billion and $3.5 billion during the years ended December 31, 2021 and 2020, respectively, (iv) capital allocation-based income (loss) of $6.8 billion and $2.2 billion during the years ended December 31, 2021 and 2020, respectively and (v) net realized gains (losses) on insurance operations of $(860.2) million during the year ended December 31, 2021. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(9.6) billion and $(0.2) billion during the years ended December 31, 2021 and 2020, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance) of $(9.1) billion during the year ended December 31, 2021, (ii) acquisitions, net of cash acquired of $(473.8) million during the year ended December 31, 2021, (iii) the purchase of fixed assets of $(102.0) million and $(142.3) million during the years ended December 31, 2021 and 2020, respectively and (iv) development of oil and natural gas properties of $(11.1) million for the year ended December 31, 2020.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $20.4 billion and $9.8 billion during the years ended December 31, 2021 and 2020, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $6.4 billion and $4.1 billion during the years ended December 31, 2021 and 2020, respectively, (ii) proceeds received net of repayment of debt obligations of $8.9 billion and $5.3 billion during the years ended December 31, 2021 and 2020, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $5.9 billion during the year ended December 31, 2021, (iv) common stock dividends of $(331.4) million and $(297.3) million during the years ended December 31, 2021 and 2020, respectively; (v) net delivery of common stock of $(166.8) million and $(78.3) million during the years ended December 31, 2021 and 2020, respectively; (vi) repurchases of common stock of $(269.7) million and $(246.2) million during the years ended December 31, 2021 and 2020, respectively; (vii) Series A and B Preferred Stock dividends of $(19.2) million and $(33.4) million during the years ended December 31, 2021 and 2020, respectively; (viii) Series C Mandatory Convertible Preferred Stock dividends of $(69.0) million and $(23.2) million during the years ended December 31, 2021 and 2020; (ix) private placement share issuance of $38.5 million during the year ended December 31, 2021 and (x) redemption of Series A and B Preferred Stock of $(500.0) million during the year ended December 31, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a segment basis for the years ended December 31, 2021, 2020, and 2019. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures and Other Terms and Operating Metric" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

In connection with our acquisition of Global Atlantic on February 1, 2021, management reevaluated the manner in which we manage and assess the performance of our business and allocate resources. As a result, we introduced a new Insurance segment in 2021 and report segment results for two operating and reportable segments: Asset Management and Insurance. See Note 21 “Segment Reporting” in our financial statements.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key capital metrics as of and for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Management Fees	$2,071,440	$1,441,578	$629,862
Transaction and Monitoring Fees, Net	1,004,241	632,433	371,808
Fee Related Performance Revenues	45,852	39,555	6,297
Fee Related Compensation	(702,387)	(486,481)	(215,906)
Other Operating Expenses	(449,155)	(346,558)	(102,597)
Fee Related Earnings	1,969,991	1,280,527	689,464
Realized Performance Income	2,141,596	1,165,699	975,897
Realized Performance Income Compensation	(1,239,177)	(697,071)	(542,106)
Realized Investment Income	1,613,244	644,659	968,585
Realized Investment Income Compensation	(241,994)	(106,830)	(135,164)
Asset Management Segment Operating Earnings	$4,243,660	$2,286,984	$1,956,676

Management Fees

The following table presents management fees by business line for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Management Fees
Private Markets	$1,404,140	$976,607	$427,533
Public Markets	667,300	464,971	202,329
Total Management Fees	$2,071,440	$1,441,578	$629,862

The increase in Private Markets management fees was primarily attributable to management fees earned from (i) North America Fund XIII, Global Infrastructure Investors IV, and Health Care Strategic Growth Fund II, all of which entered their investment periods in 2021 and (ii) Asian Fund IV, which entered its investment period in the third quarter of 2020. These increases were partially offset by a decrease in management fees earned from Asian Fund III, Americas Fund XII and Global Infrastructure Investors III as a result of entering their post-investment periods in the third quarter of 2020, second quarter of 2021, and second quarter of 2021, respectively, with all three investment funds now earning fees based on capital invested rather than capital committed and at a lower fee rate for Asian Fund III and Americas Fund XII.

The increase in Public Markets management fees was primarily attributable to (i) management fees earned from Global Atlantic during the period February 1, 2021 through December 31, 2021, (ii) the issuance of new CLOs subsequent to December 31, 2020, (iii) higher overall FPAUM at our hedge fund partnerships from investment appreciation and, to a lesser extent, net capital inflows and (iv) net capital inflows in certain leveraged credit strategy accounts.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$143,165	$148,407	$(5,242)
Public Markets	14,181	3,543	10,638
Capital Markets	846,895	480,483	366,412
Total Transaction and Monitoring Fees, Net	$1,004,241	$632,433	$371,808

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number of capital markets transactions for the year ended December 31, 2021, compared to the year ended December 31, 2020. Overall, we completed 358 capital markets transactions for the year ended December 31, 2021, of which 60 represented equity offerings and 298 represented debt offerings, as compared to 193 transactions for the year ended December 31, 2020, of which 36 represented equity offerings and 157 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the year ended December 31, 2021, approximately 23% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 18% for the year ended December 31, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2021, approximately 38% of our transaction fees were generated outside of North America as compared to approximately 58% for the year ended December 31, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The decrease in Private Markets transaction and monitoring fees, net was primarily attributable to the write-off of outstanding monitoring fee receivables for two portfolio companies, partially offset by an increase in net transaction fees. During the year ended December 31, 2021, there were 99 transaction fee-generating investments that paid an average fee of $5.9 million compared to 76 transaction fee-generating investments that paid an average fee of $5.2 million during the year ended December 31, 2020. For the year ended December 31, 2021, approximately 55% of these transaction fees were paid by companies in North America, 25% were paid from companies in Europe, and 20% were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the year ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$9,068	$4,797	$4,271
Public Markets	36,784	34,758	2,026
Total Fee Related Performance Revenues	$45,852	$39,555	$6,297

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that are (i) measured and received on a recurring basis, and (ii) not dependent on realization events from the underlying investments. These incentive fees are primarily earned from our business development company, FS KKR Capital Corp. ("FSK") in our Public Markets business line and our real estate credit investment trust, KKR Real Estate Finance Trust Inc. ("KREF") in our Private Markets business line. The increase was primarily due to a higher level of investment income at these entities during the year ended December 31, 2021 as compared to the prior period.

Fee Related Compensation
The increase in fee related compensation for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of (i) professional fees and other administrative costs in connection with the overall growth of the firm and (ii) placement fees related to capital raising activities.

Fee Related Earnings

The increase in fee related earnings for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of management fees in our Private Markets and Public Markets business lines and transaction fees from our Capital Markets business line, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the year ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Realized Performance Income
Private Markets	$1,776,065	$1,015,865	$760,200
Public Markets	365,531	149,834	215,697
Total Realized Performance Income	$2,141,596	$1,165,699	$975,897

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Private Markets
North America Fund XI	$433,708	$203,606	$230,102
Asian Fund III	387,863	46,347	341,516
2006 Fund	219,737	181,899	37,838
Americas Fund XII	207,559	—	207,559
European Fund IV	186,476	139,948	46,528
Co-Investment Vehicles and Other	93,588	93,650	(62)
Core Investment Vehicles	80,937	57,484	23,453
Global Infrastructure Investors II	72,862	148,882	(76,020)
Next Generation Technology Growth Fund	32,544	13,964	18,580
Real Estate Partners Europe	18,200	—	18,200
Global Infrastructure Investors	2,967	54,729	(51,762)
European Fund III	353	—	353
Asian Fund II	—	60,647	(60,647)
Real Estate Partners Americas	—	4,977	(4,977)
Asian Fund	—	431	(431)
Total Realized Carried Interest (1)	1,736,794	1,006,564	730,230

Incentive Fees	39,271	9,301	29,970
Total Realized Performance Income	$1,776,065	$1,015,865	$760,200

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Public Markets
Other Alternative Credit Vehicles	$15,336	$25,740	$(10,404)
Mezzanine Partners	—	9,900	(9,900)
Total Realized Carried Interest (1)	15,336	35,640	(20,304)

Incentive Fees	350,195	114,194	236,001
Total Realized Performance Income	$365,531	$149,834	$215,697
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the year ended December 31, 2021 consisted primarily of realized proceeds from the sales of our investments in The Bountiful Company (consumer products sector), Ingersoll Rand Inc. (NYSE: IR), Academy Sports & Outdoors Inc. (NASDAQ: ASO), Kokusai Electric Corporation (manufacturing sector) and Endeavor Group Holdings, Inc. (NASDAQ: EDR).

Realized carried interest in our Private Markets business line for the year ended December 31, 2020 consisted primarily of realized proceeds from the sales of our investments in Deutsche Glasfaser (telecom sector), Privilege Underwriters, Inc. (financial services sector), LGC Science Group Limited (health care sector), Epicor Software Corporation, The Hut Group Limited and Fiserv, Inc.

Realized carried interest in our Public Markets business line decreased for the year ended December 31, 2021 compared to the prior period as a result of a lower level of realization activity at certain alternative credit investment funds, from which we are eligible to take cash carry.

Incentive fees earned in our Private Markets business line consist primarily of incentive fees earned from assets we manage under a sub-advisory agreement with a U.K. investment fund. The increase in incentive fees for year ended December 31, 2021 compared to the prior period was primarily attributable to a higher level of investment appreciation.

Incentive fees earned in our Public Markets business line consist primarily of incentive fees earned from our hedge fund partnerships and certain incentive fee eligible leveraged credit accounts. The increase in incentive fees for the year ended December 31, 2021 compared to the prior period was primarily attributable to a higher level of incentive fees earned from Marshall Wace.

Realized Performance Income Compensation

The increase in realized performance income compensation for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income from our Principal Activities business line for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$1,199,414	$284,521	$914,893
Interest Income and Dividends	413,830	360,138	53,692
Total Realized Investment Income	$1,613,244	$644,659	$968,585
The increase in realized investment income is due to a higher level of net realized gains and, to a lesser extent, a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
    For the year ended December 31, 2021, net realized gains were comprised of realized gains primarily from the sale of our investments in FanDuel Inc., Mr. Cooper Group Inc., Fiserv, Inc., The Bountiful Company, and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on certain hedging instruments.
    For the year ended December 31, 2020, net realized gains were comprised of realized gains primarily from the sale of our investments in The Hut Group Limited, Deutsche Glasfaser, Ivalua SAS, Fiserv, Inc. and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on our investment in LCI Helicopters Limited, Yorktown Center (real estate) and various alternative credit strategy investments.
    For the year ended December 31, 2021, interest income and dividends were comprised of (i) $261.3 million of dividend income primarily from our real estate investments, including our investment in KREF, as well as our investments in Viridor Limited ($42.2 million), Kokusai Electric Corporation ($25.4 million), and Arnott's Biscuits Limited ($19.0 million) and (ii) $152.5 million of interest income primarily from our investments in CLOs and, to a lesser extent, our other credit investments.
    For the year ended December 31, 2020, interest income and dividends were comprised of (i) $225.4 million of dividend income from our investments in Fiserv, Inc. ($62.5 million), Epicor Software Corporation ($27.3 million) and our real assets investments, including our investment in KREF and (ii) $134.7 million of interest income from our investments in CLOs, other credit investments and, to a lesser extent, our cash balances. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    Prior to the acquisition of KKR Capstone on January 1, 2020, (i) KKR Capstone's financial results were consolidated in KKR's financial results in accordance with GAAP, and as such the fees and expenses attributable to KKR Capstone were included in KKR's consolidated revenues and expenses, and (ii) KKR Capstone's financial results were excluded from KKR's segment and non-GAAP financial measures, because KKR presented its segment and non-GAAP financial measures prior to giving effect to the consolidation of certain entities that were not subsidiaries of KKR. Following the acquisition of KKR Capstone on January 1, 2020, after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the year ended December 31, 2021, total fees attributable to KKR Capstone were $91.4 million, total expenses attributable to KKR Capstone were $94.6 million, and income taxes and other income attributable to Capstone were $(2.4) million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
We expect realized performance income and realized investment income to be greater than $700 million in the first quarter of 2022 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to December 31, 2021 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
Realized Investment Income Compensation
The increase in realized investment income compensation for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Capital Measures

The following table presents certain key operating and capital metrics as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021	December 31, 2020	Change
	($ in millions)
Assets Under Management	$470,555	$251,679	$218,876
Fee Paying Assets Under Management	$357,389	$186,217	$171,172
Uncalled Commitments	$111,822	$66,960	$44,862

The following table presents one of our key capital metrics for the year ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in millions)
Capital Invested	$73,318	$29,517	$43,801

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$148,689
New Capital Raised	83,859
Acquisition of Global Atlantic (1)	12,012
Distributions and Other	(23,889)
Change in Value	36,377
December 31, 2021	$257,048
(1)Reflects the AUM of Global Atlantic at February 1, 2021.

AUM for the Private Markets business line was $257.0 billion at December 31, 2021, an increase of $108.3 billion, compared to $148.7 billion at December 31, 2020.

The increase was primarily attributable to (i) new capital raised from North America Fund XIII, Global Infrastructure Investors IV, our core investment strategy, and our European private equity strategy, (ii) an increase in investment value from Americas Fund XII, Asian Fund III and our core investment strategy, and (iii) assets we now manage under our investment management agreements with Global Atlantic's insurance companies. Partially offsetting these increases were distributions to our fund investors, primarily as a result of realized proceeds, most notably from Americas Fund XII, North America Fund XI, and Asian Fund III.
For the year ended December 31, 2021, the value of our traditional private equity investment portfolio increased by 46%. This was comprised of a 71% increase in share prices of various publicly held or publicly indexed investments and a 37% increase in value of our privately held investments. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant increases in value of our publicly held investments across our Private Markets business line were increases in AppLovin Corporation (NASDAQ: APP), Max Healthcare Institute Limited (NSE: MAXHEALTH), and J.B. Chemicals and Pharmaceuticals Limited (NSE: JBCP). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was BridgeBio Pharma, Inc., PHC Holdings Corporation (TYO: 6523) and Fiserv, Inc. Generally speaking, the prices of publicly held investments have experienced volatility and downward pressure subsequent to December 31, 2021.
The most significant increases in value of our privately held investments across our Private Markets business line were increases in Internet Brands, Inc. (technology sector), Kokusai Electric Corporation, and PetVet Care Centers, LLC. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli (industrial sector), Envision Healthcare Corporation (health care sector), and Upfield (consumer products sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to sell a minority stake in the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
For the year ended December 31, 2020, the value of our traditional private equity investment portfolio increased 17%. This was comprised of a 21% increase in value of our privately held investments and a 6% increase in share prices of various publicly held or publicly indexed investments. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant increases in value of our privately held investments across our Private Markets businesses line were increases in AppLovin Corporation, Kokusai Electric Corporation, and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Envision Healthcare Corporation, Magneti Marelli, and Emerald Media (media sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an increase in the value of market comparables, (ii) individual company performance, and (iii) with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
The most significant increases in value of our publicly held investments across our Private Markets business line were increases in Academy Sports & Outdoor Inc., Hensoldt AG (FRA: HAG), and Max Healthcare Institute Limited. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were Fiserv, Inc., Laureate Education, Inc. (NASDAQ: LAUR) and BrightView Holdings Inc. (NYSE: BV). The prices of publicly held investments may experience volatile changes following the reporting period.

Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$102,990
New Capital Raised	36,706
Acquisition of Global Atlantic (1)	85,491
Distributions and Other	(11,271)
Redemptions	(8,196)
Change in Value	7,788
December 31, 2021	$213,507
(1)Reflects the AUM of Global Atlantic at February 1, 2021.

AUM in our Public Markets business line totaled $213.5 billion at December 31, 2021, an increase of $110.5 billion compared to AUM of $103.0 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) new capital raised from Global Atlantic since February 1, 2021, CLO issuances, and our hedge fund partnerships and (iii) to a lesser extent, an increase in investment value across our leveraged and alternative credit portfolios and at our hedge fund partnerships. Partially offsetting these increases were (i) payments made to Global Atlantic to satisfy its obligations to policyholders, (ii) redemptions at our hedge fund partnerships and leveraged credit separately managed accounts and (iii) distributions to fund investors as a result of realized proceeds at certain leveraged and alternative credit funds.

See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$94,196
New Capital Raised	65,264
Acquisition of Global Atlantic (1)	12,012
Distributions and Other	(11,692)
Net Changes in Fee Base of Certain Funds	(5,398)
Change in Value	473
December 31, 2021	$154,855
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.

FPAUM in our Private Markets business line was $154.9 billion at December 31, 2021, an increase of $60.7 billion, compared to $94.2 billion at December 31, 2020.

The increase was primarily attributable to (i) new capital raised from North America Fund XIII, Global Infrastructure Investors IV, and Global Atlantic since February 1, 2021 and (ii) assets we now manage under our investment management agreements with Global Atlantic. Partially offsetting these increases were (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from 2006 Fund, Global Infrastructure Investors II and North America Fund XI and (ii) net changes in the fee base for Global Infrastructure Investors III, Americas Fund XII and Health Care Strategic Growth Fund I as a result of these funds entering their post-investment periods, during which we earn fees on invested capital rather than committed capital.

Public Markets

The following table reflects the changes in our Public Markets FPAUM from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$92,021
New Capital Raised	38,644
Acquisition of Global Atlantic (1)	85,491
Distributions and Other	(12,989)
Redemptions	(6,590)
Change in Value	5,957
December 31, 2021	$202,534
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.

FPAUM in our Public Markets business line was $202.5 billion at December 31, 2021, an increase of $110.5 billion compared to $92.0 billion at December 31, 2020.

The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) new capital raised from Global Atlantic since February 1, 2021, CLO issuances, and our alternative credit funds and (iii) to a lesser extent, an increase in investment value at our hedge fund partnerships and from leveraged credit investments we manage under our investment management agreements with Global Atlantic's insurance companies. Partially offsetting these increases were (i) payments made to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnerships and leveraged credit separately managed accounts and (iii) distributions to fund investors as a result of realized proceeds at certain leveraged and alternative credit funds.

See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Markets
As of December 31, 2021, our Private Markets business line had $101.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $56.6 billion as of December 31, 2020. The increase was primarily attributable to new capital commitments from fund investors, which were partially offset by capital called from fund investors to make investments during the period.
Public Markets
As of December 31, 2021 and 2020, our Public Markets business line had $10.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions. Uncalled commitments remained flat against the comparable period as new capital commitments from fund investors were offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Markets
    For the year ended December 31, 2021, $38.9 billion of capital was invested by our Private Markets business line, as compared to $19.2 billion for the year ended December 31, 2020. The increase was driven primarily by a $16.6 billion increase in capital invested in our real assets strategies, and a $1.9 billion increase in capital invested in our core investment and private equity strategies. During the year ended December 31, 2021, 57% of capital deployed in private equity, growth equity (including impact) and core investments was in transactions in North America, 23% was in Europe, and 20% was in the Asia-Pacific region. Generally, the portfolio companies acquired through our private equity and core funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity and core investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Public Markets
    For the year ended December 31, 2021, $34.4 billion of capital was invested by our Public Markets business line, as compared to $10.3 billion for the year ended December 31, 2020. The increase was primarily due to (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) a higher level of capital deployed across our direct lending and SIG strategies. During the year ended December 31, 2021, 90% of capital deployed was in transactions in North America, 9% was in Europe and 1% was in the Asia-Pacific region.
Analysis of Insurance Segment Operating Results

As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior periods have been excluded for Insurance segment results. For the year-ended December 31, 2021, the results of our Insurance segment is from the acquisition date, February 1, 2021, through December 31, 2021.

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the year ended December 31, 2021:

Year Ended
December 31, 2021
($ in thousands)
Net Investment Income	$3,329,570
Net Cost of Insurance	(1,566,681)
General, Administrative and Other	(500,410)
Pre-tax Insurance Operating Earnings	1,262,479
Income Taxes	(199,095)
Net Income Attributable to Noncontrolling Interests	(410,833)
Insurance Segment Operating Earnings	$652,551

Insurance segment operating earnings

Insurance segment operating earnings were primarily driven by net investment income and stable net cost of insurance.
Net investment income

Net investment income was primarily driven by (i) insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of the closing date of the Global Atlantic), and (ii) variable investment income from net realized gains from the sale of investments not related to asset/liability matching strategies, including in particular the disposition of Origis USA, LLC, a utility-scale renewable energy developer. Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. In addition to the impact of higher asset balances, net investment income was also impacted by income from bond call and loan prepayment activity.

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
General, administrative and other expenses

General and administrative expenses were driven by (i) employee compensation and benefits related expenses, (ii) policy servicing fees, (iii) technology-related charges and (iv) consulting and professional fees.

Income taxes

Insurance segment income tax expense reflects the effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits.
Net Income attributable to non-controlling interests

Income attributable to non-controlling interests represent the portion of the insurance segment adjusted operating earnings attributable to rollover and co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$4,243,660	$2,286,984	$1,956,676
Insurance Segment Operating Earnings	652,551	—	652,551
Distributable Operating Earnings	4,896,211	2,286,984	2,609,227

Interest Expense	(250,183)	(211,037)	(39,146)
Preferred Dividends	(19,201)	(33,364)	14,163
Net Income Attributable to Noncontrolling Interests	(23,664)	(7,842)	(15,822)
Income Taxes Paid	(687,572)	(265,950)	(421,622)
After-tax Distributable Earnings	$3,915,591	$1,768,791	$2,146,800

As discussed in the Analysis of Segment Operating Results, following the acquisition of Global Atlantic, we re-evaluated our operating structure and the manner by which we manage and assess the performance of our businesses and allocates our resources. In the first quarter of 2021 we changed the presentation of our non-GAAP performance measures principally to reflect how we evaluate our business following the Global Atlantic acquisition. We also believe that this revised presentation improves the comparability of our non-GAAP financial information with that provided by other publicly traded companies in the alternative asset management industry.

Distributable Operating Earnings
The increase in distributable operating earnings for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    For the year ended December 31, 2021 and 2020, interest expense relates primarily to the interest expense from our senior notes outstanding for KKR and KFN.
The increase in interest expense for the year ended December 31, 2021 compared to the prior period is primarily attributable to new note issuances.
Preferred Dividends
    The decrease in preferred dividends for the year ended December 31, 2021 compared to the prior period was attributable to the redemption of all of our Series A and B preferred stock outstanding during the year ended December 31, 2021.

Income Taxes Paid
    The increase in income taxes paid for the year ended December 31, 2021 compared to the prior period was primarily due to a higher level of distributable operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the year ended December 31, 2021 compared to the prior period was primarily due to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as discussed above.

For the years ended December 31, 2021 and 2020, the amount of the tax benefit from equity-based compensation included in income taxes paid was $123.1 million and $59.1 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 3% for the years ended December 31, 2021 and 2020.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Management Fees	$1,441,578	$1,248,517	$193,061
Transaction and Monitoring Fees, Net	632,433	564,259	68,174
Fee Related Performance Revenues	39,555	53,024	(13,469)
Fee Related Compensation	(486,481)	(431,973)	(54,508)
Other Operating Expenses	(346,558)	(353,565)	7,007
Fee Related Earnings	1,280,527	1,080,262	200,265
Realized Performance Income	1,165,699	1,083,020	82,679
Realized Performance Income Compensation	(697,071)	(698,145)	1,074
Realized Investment Income	644,659	685,773	(41,114)
Realized Investment Income Compensation	(106,830)	(108,385)	1,555
Asset Management Segment Operating Earnings	$2,286,984	$2,042,525	$244,459

Management Fees

The following table presents management fees by business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Management Fees
Private Markets	$976,607	$800,068	$176,539
Public Markets	464,971	448,449	16,522
Total Management Fees	$1,441,578	$1,248,517	$193,061

The increase in Private Markets management fees was primarily attributable to management fees earned from Asian Fund IV, Next Generation Technology Growth Fund II, and Asia Pacific Infrastructure Investors which entered their investment periods subsequent to December 31, 2019. These increases were partially offset by (i) a decrease in management fees earned from Asian Fund III as it entered its post-investment period in the third quarter of 2020, in which it pays fees based on capital invested rather than capital committed and pays fees at a lower rate, and (ii) a decrease in management fees earned from

European Fund IV as it entered its post investment period in the second quarter of 2019, in which it pays fees based on capital invested rather than remaining commitments and capital invested during the investment period.

The increase in Public Markets management fees was primarily attributable to management fees earned from new capital raised within the leveraged credit strategy, the issuance of new CLOs and greater overall FPAUM at our direct lending and asset-based finance strategies, partially offset by a lower level of management fees earned in certain alternative credit strategies, most notably special situations.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$148,407	$150,103	$(1,696)
Public Markets	3,543	4,101	(558)
Capital Markets	480,483	410,055	70,428
Total Transaction and Monitoring Fees, Net	$632,433	$564,259	$68,174

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

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the year ended December 31, 2020, approximately 18% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 23% for the year ended December 31, 2019. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2020, approximately 58% of our transaction fees were generated outside of North America as compared to approximately 61% for the year ended December 31, 2019. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The decrease in Private Markets transaction and monitoring fees, net was primarily attributable to a decrease in net transaction fees. During the year ended December 31, 2020, there were 76 transaction fee-generating investments that paid an average fee of $5.2 million compared to 59 transaction fee-generating investments that paid an average fee of $7.1 million during the year ended December 31, 2019. For the year ended December 31, 2020, approximately 36% of these transaction fees were paid by companies in North America, 34% were paid from companies in Europe, and 30% of these transaction fees were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Partially offsetting the decrease in net transaction fees was an increase in net monitoring fees. The increase in net monitoring fees was primarily due to an increase in recurring monitoring fees compared to the prior period, as well as higher termination payments. Recurring monitoring fees increased $10.5 million, which was primarily the result of an increase in the number of portfolio companies paying monitoring fees. For the year ended December 31, 2020, we had 66 portfolio companies that were paying an average monitoring fee of $1.7 million compared with 59 portfolio companies that were paying an average monitoring fee of $1.7 million for the year ended December 31, 2019. For the year ended December 31, 2020, we received termination payments of $13.2 million in connection with the IPOs of Academy Sports & Outdoors, Inc. (NASDAQ: ASO) and Calisen PLC (LSE: CLSN LN) compared to $2.1 million of termination payments received in the year ended December 31, 2019 relating to the IPO of Trainline PLC. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the IPO and other realization activity in our private equity portfolio.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$4,797	$2,316	$2,481
Public Markets	34,758	50,708	(15,950)
Total Fee Related Performance Revenues	$39,555	$53,024	$(13,469)

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that are (i) measured and received on a recurring basis, and (ii) not dependent on realization events from the underlying investments. These incentive fees are primarily earned from our business development companies in our Public Markets business line and our real estate credit investment trust, KKR Real Estate Finance Trust Inc. ("KREF") in our Private Markets business line. The decrease was primarily due to a lower level of investment income at our business development companies during the year ended December 31, 2020 as compared to the prior period.

Fee Related Compensation

The increase in fee related compensation for the year ended December 31, 2020 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The decrease in other operating expenses for the year ended December 31, 2020 compared to the prior period was primarily due to a decrease in travel related expenses as a result of the COVID-19 pandemic. These decreases were partially offset by a higher level of professional fees and other administrative costs in connection with the growth of the firm.

Fee Related Earnings

The increase in fee related earnings for the year ended December 31, 2020 compared to the prior period was primarily due to a higher level of management fees and transaction fees from our Capital Markets business line, partially offset by a higher level of fee related compensation and a lower level of fee related performance revenues, as described above.

Realized Performance Income

The following table presents realized performance income by business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Realized Performance Income
Private Markets	$1,015,865	$1,046,038	$(30,173)
Public Markets	149,834	36,982	112,852
Total Realized Performance Income	$1,165,699	$1,083,020	$82,679

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Private Markets
North America Fund XI	$203,606	$341,602	$(137,996)
2006 Fund	181,899	143,692	38,207
Global Infrastructure Investors II	148,882	—	148,882
European Fund IV	139,948	221,222	(81,274)
Co-Investment Vehicles and Other	93,650	70,179	23,471
Asian Fund II	60,647	126,039	(65,392)
Core Investment Vehicles	57,484	14,449	43,035
Global Infrastructure Investors	54,729	—	54,729
Asian Fund III	46,347	36,707	9,640
Next Generation Technology Growth Fund	13,964	—	13,964
Real Estate Partners Americas	4,977	7,439	(2,462)
Asian Fund	431	10,913	(10,482)
European Fund III	—	65,700	(65,700)
European Fund II	—	5,058	(5,058)
China Growth Fund	—	3,038	(3,038)
Total Realized Carried Interest (1)	1,006,564	1,046,038	(39,474)

Incentive Fees	9,301	—	9,301
Total Realized Performance Income	$1,015,865	$1,046,038	$(30,173)

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Public Markets
Other Alternative Credit Vehicles	$25,740	$14,850	$10,890
Mezzanine Partners	9,900	9,900	—
Total Realized Carried Interest (1)	35,640	24,750	10,890

Incentive Fees	114,194	12,232	101,962
Total Realized Performance Income	$149,834	$36,982	$112,852
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income included (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the year ended December 31, 2020 consisted primarily of realized proceeds from the sales of our investments in Deutsche Glasfaser, Privilege Underwriters, Inc., LGC Science Group Limited, Epicor Software Corporation, The Hut Group Limited, and Fiserv, Inc.

Realized carried interest in our Private Markets business line for the year ended December 31, 2019 consisted primarily of realized proceeds from the sales of our investments in Sedgwick Claims Management Services, Inc. and Trainline PLC and dividends received from our investment in Fiserv, Inc.

Realized carried interest in our Public Markets business line increased for the year ended December 31, 2020 compared to the prior period as a result of a higher level of realization activity at certain alternative credit investment funds, which we are eligible to take cash carry.

Incentive fees earned in our Public Markets business line consisted primarily of incentive fees earned from our hedge fund partnerships and certain incentive fee eligible leveraged credit accounts. The increase in incentive fees for the year ended December 31, 2020 compared to the prior period was primarily attributable to a higher level of incentive fees earned from our hedge fund partnership, Marshall Wace.

Realized Performance Income Compensation

The decrease in realized performance income compensation for the year ended December 31, 2020 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income from our Principal Activities business line for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$284,521	$189,858	$94,663
Interest Income and Dividends	360,138	495,915	(135,777)
Total Realized Investment Income	$644,659	$685,773	$(41,114)
The decrease in realized investment income was due to a lower level of interest income and dividends, partially offset by a higher level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the year ended December 31, 2020, interest income and dividends were comprised of (i) $225.4 million of dividend income from our investment in Fiserv, Inc. ($62.5 million), Epicor Software Corporation ($27.3 million) and our real assets investments, including our real estate investment in KREF and (ii) $134.7 million of interest income from our investments in CLOs, other credit investments, and to a lesser extent our cash balances.
    For the year ended December 31, 2019, interest income and dividends were comprised of (i) $336.7 million of dividend income from our investment in Fiserv, Inc. and our real assets investments, including our real estate investment in KREF and (ii) $159.2 million of interest income which consists primarily of interest from our investments in CLOs, other credit investments, and our cash balances. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    For the year ended December 31, 2020, net realized gains were comprised of realized gains primarily from the sale of our investments in The Hut Group Limited, Deutsche Glasfaser, Ivalua SAS, Fiserv, Inc. and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on our investment in LCI Helicopters Limited, Yorktown Center and various alternative credit strategy investments.

    For the year ended December 31, 2019, net realized gains were comprised of realized gains primarily from the sale of our investments in Trainline PLC, GEG German Estate Group AG (financial services sector), and Sedgwick Claims Management Services, Inc., and the sale of certain investments in our special situations funds. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of our investment in DoubleDutch, Inc. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    Prior to the acquisition of KKR Capstone on January 1, 2020, (i) KKR Capstone's financial results were consolidated in KKR's financial results in accordance with GAAP, and as such the fees and expenses attributable to KKR Capstone were included in KKR's consolidated revenues and expenses, and (ii) KKR Capstone's financial results were excluded from KKR's segment and non-GAAP financial measures, because KKR presented its segment and non-GAAP financial measures prior to giving effect to the consolidation of certain entities that were not subsidiaries of KKR. Following the acquisition of KKR Capstone on January 1, 2020, after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the year ended December 31, 2020, total fees attributable to KKR Capstone were $81.5 million, total expenses attributable to KKR Capstone were $65.7 million, and income taxes and other income attributable to Capstone were $(1.5) million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The decrease in realized investment income compensation for the year ended December 31, 2020 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$2,286,984	$2,042,525	$244,459
Insurance Segment Operating Earnings	—	—	—
Distributable Operating Earnings	2,286,984	2,042,525	244,459

Interest Expense	(211,037)	(183,682)	(27,355)
Preferred Dividends	(33,364)	(33,364)	—
Net Income Attributable to Noncontrolling Interests	(7,842)	(4,907)	(2,935)
Income Taxes Paid	(265,950)	(207,479)	(58,471)
After-tax Distributable Earnings	$1,768,791	$1,613,093	$155,698

Distributable Operating Earnings
The increase in distributable operating earnings for the year ended December 31, 2020 compared to the prior period was primarily due to a higher level of fee related earnings and realized performance income, partially offset by a lower level of realized investment income. For a discussion of the Asset Management, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense
    For the year ended December 31, 2020 and 2019, interest expense related primarily to the interest expense from our senior notes outstanding for KKR and KFN.
The increase in interest expense for the year ended December 31, 2020 compared to the prior period was primarily attributable to new note issuances.

Income Taxes Paid
    The increase in income taxes paid for the year ended December 31, 2020 compared to the prior period was primarily due to a higher level of distributable operating earnings.
After-tax Distributable Earnings
The increase in after-tax distributable earnings for the year ended December 31, 2020 compared to the prior period was primarily due to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as discussed above.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of December 31, 2021 and December 31, 2020:

		As of
		December 31, 2021	December 31, 2020
		($ in thousands)

(+)	Cash and Short-term Investments	$4,869,203	$5,961,083
(+)	Investments	17,763,542	14,991,914
(+)	Net Unrealized Carried Interest (1)	4,967,401	2,625,935
(+)	Other Assets (2)	4,706,108	4,198,641
(+)	Global Atlantic Book Value	3,372,498	—

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	5,836,267	4,688,460
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	2,697,317	485,966
(-)	Other Liabilities	774,711	857,764
(-)	Noncontrolling Interests	33,058	29,510
(-)	Preferred Stock	—	500,000

	Book Value	$25,388,882	$20,267,356

	Book Value Per Adjusted Share	$28.77	$23.09
	Adjusted Shares	882,589,036	877,613,164
(1)The following table provides net unrealized carried interest by business line:

	As of
	December 31, 2021	December 31, 2020
	($ in thousands)
Private Markets Business Line	$4,856,843	$2,560,101
Public Markets Business Line	110,558	65,834
Total	$4,967,401	$2,625,935
(2)Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
Book value per adjusted share increased 25% from December 31, 2020. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, including investment income from investments held by KKR as well as carried interest from investments held through investment funds, especially KKR's private equity, real assets and alternative credit funds, where KKR is entitled to earn carried interest, and (ii) after-tax distributable earnings during the period. Partially offsetting this increase was (i) the payment of dividends and the repurchases of our common stock during the period and (ii) an adjustment to book value to reflect the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes (although this adjustment was not applied to prior periods, had this adjustment been made as of December 31, 2020, book value would have been reduced by $459 million as of such date) and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the Reorganization Agreement. The impact of this adjustment was a reduction to book value of $1,396 million as of December 31, 2021.

With respect to book value relating to the Asset Management business, for the year ended December 31, 2021, the value of the Asset Management segment balance sheet portfolio increased 28% and KKR's traditional private equity portfolio increased by 46%. The increases in KKR's Asset Management segment balance sheet portfolio and net unrealized carried interest was primarily due to mark-to-market net investment gains. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in the Asset Management segment by asset class as of December 31, 2021. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of December 31, 2021
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity	$1,990,714	$4,839,547	27.2%
Core Private Equity	2,521,080	5,207,969	29.3%
Growth	263,181	990,325	5.6%
Private Equity, Core & Growth Total	4,774,975	11,037,841	62.1%

Energy	814,317	677,019	3.8%
Real Estate	1,705,863	2,036,752	11.5%
Infrastructure	624,035	748,470	4.2%
Real Assets Total	3,144,215	3,462,241	19.5%

Leveraged Credit	995,956	1,007,327	5.7%
Alternative Credit	807,445	921,920	5.2%
Credit Total	1,803,401	1,929,247	10.9%

Other	1,357,922	1,334,213	7.5%

Total Investments	$11,080,513	$17,763,542	100.0%

	As of December 31, 2021
	($ in thousands)
Significant Investments: (2)	Cost	Fair Value	Fair Value as a Percentage of Total Investments
PetVet Care Centers, LLC	$243,211	$1,216,055	6.8%
USI, Inc.	531,425	1,094,073	6.2%
Fiserv, Inc. (NASDAQ: FISV)	370,766	853,584	4.8%
Heartland Dental, LLC	320,656	833,705	4.7%
Exact Holding B.V.	213,362	459,828	2.6%
Total Significant Investments	1,679,420	4,457,245	25.1%

Other Investments	9,401,093	13,306,297	74.9%
Total Investments	$11,080,513	$17,763,542	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and insurance businesses, including the general partner interests of KKR's investment funds. Investments presented are principally the assets measured at fair value that are held by KKR's asset management segment, which, among other things, does not include the underlying investments held by Global Atlantic and Marshall Wace.
(2)Significant Investments include the top five investments based on their fair values as of December 31, 2021. Significant Investments exclude (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, and (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments. Accordingly, this list of Significant Investments should not be relied upon as a substitute for information about the asset class exposure of KKR's balance sheet. For information about the asset class exposure of KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of December 31, 2021, KKR's pro rata interest in Global Atlantic's book value was $3.4 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "--Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of December 31, 2021, 97% and 87% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2021 were Corporate, RMBS and CMBS securities, comprising 34%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 99% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 38% and 62% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's AFS fixed maturity portfolio consisting of floating rate assets was 36% as of December 31, 2021.
Within the funds withheld receivable at interest portfolio, 96% of the fixed maturity securities were investment grade by NAIC designation as of December 31, 2021.
Global Atlantic also maintains a $13.8 billion fixed maturity securities portfolio classified as trading which underlie the funds withheld payable at interest obligation from certain reinsurance transactions. The investment performance from the fixed maturity securities in this trading portfolio is ceded to reinsurers under the terms of their reinsurance agreements.
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
Substantially all of the AFS fixed maturity securities portfolio, 97% as of December 31, 2021, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 3% as of December 31, 2021. Pursuant to Global Atlantic's investment guidelines, it actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of December 31, 2021, the non-rated AFS fixed-maturity securities include $118.8 million of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of December 31, 2021, 60% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of December 31, 2021, 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, and 95% is rated NRSROs investment grade.
Residential mortgage-backed securities
As of December 31, 2021, 11% of the AFS fixed maturity securities portfolio was invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, we would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of December 31, 2021, 93% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation. As of December 31, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 33%, 30%, 14% and 12% of the total RMBS portfolio ($7.7 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of December 31, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $80.3 million based on NRSRO rating and $13.5 million based on NAIC ratings.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of December 31, 2021, 23% of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of December 31, 2021, 96% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation. 100% of the commercial mortgage loan portfolio is in current status.
As of December 31, 2021, 96% of the residential mortgage loan portfolio is in current status, and approximately $202.7 million is over 90 days past due (representing 2% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 83% of the commercial mortgage loans has a loan-to-value ratio of 70% or less and a 0.3% has loan-to-value ratio over 90%.
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
The weighted average loan-to-value ratio for residential mortgage loans was 68% as of December 31, 2021.

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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, solar panel loans, student loans and auto loans.
Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the years ended December 31, 2021, 2020, and 2019:
Revenues

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in thousands)
Total GAAP Revenues	$16,236,148	$4,230,891	$4,220,900
Impact of Consolidation and Other	808,174	461,244	256,972
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	(6,842,414)	(2,224,100)	(2,430,425)
Realized Carried Interest	1,752,130	1,042,204	1,070,788
Realized Investment Income	1,613,244	644,659	685,773
Capstone Fees	(91,407)	(81,452)	—
Expense Reimbursements	(178,572)	(149,522)	(169,415)
Insurance Adjustments:
Premiums	(2,226,078)	—	—
Policy Fees	(1,147,913)	—	—
Other Income	(120,213)	—	—
Investment Gains and Losses	544,357	—	—
Derivative Gains and Losses	(141,513)	—	—
Total Segment Revenues (1)	$10,205,943	$3,923,924	$3,634,593
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$4,560,829	$1,945,954	$1,971,685
Preferred Stock Dividends	105,647	56,555	33,364
Net Income (Loss) Attributable to Noncontrolling Interests	7,628,703	3,115,089	2,634,491
Income Tax Expense (Benefit)	1,353,270	609,097	528,750
Income (Loss) Before Tax (GAAP)	$13,648,449	$5,726,695	$5,168,290
Impact of Consolidation and Other	(5,189,459)	(1,704,739)	(1,038,398)
Equity-based Compensation - KKR Holdings	161,283	80,739	91,296
Preferred Stock Dividends	(19,201)	(33,364)	(33,364)
Income Taxes Paid	(687,572)	(265,950)	(207,479)
Asset Management Adjustments:
Unrealized Carried Interest	(4,043,135)	(1,070,803)	(1,263,046)
Net Unrealized (Gains) Losses	(2,590,280)	(1,697,740)	(1,854,867)
Unrealized Carried Interest Compensation (Carry Pool)	1,751,912	467,485	520,033
Strategic Corporate Transaction-Related Charges	25,153	20,073	—
Equity-based Compensation	183,100	236,199	201,095
Equity-based Compensation - Performance based	78,230	10,196	6,694
Non-recurring items (1)	—	—	22,839
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	658,975	—	—
Strategic Corporate Transaction-Related Charges	25,711	—	—
Equity-based and Other Compensation	95,344	—	—
Amortization of Acquired Intangibles	16,176	—	—
Income Taxes	(199,095)	—	—
After-tax Distributable Earnings	$3,915,591	$1,768,791	$1,613,093
Interest Expense	250,183	211,037	183,682
Preferred Stock Dividends	19,201	33,364	33,364
Net Income Attributable to Noncontrolling Interests	23,664	7,842	4,907
Income Taxes Paid	687,572	265,950	207,479
Distributable Operating Earnings	$4,896,211	$2,286,984	$2,042,525
Insurance Segment Operating Earnings	(652,551)	—	—
Realized Performance Income	(2,141,596)	(1,165,699)	(1,083,020)
Realized Performance Income Compensation	1,239,177	697,071	698,145
Realized Investment Income	(1,613,244)	(644,659)	(685,773)
Realized Investment Income Compensation	241,994	106,830	108,385
Fee Related Earnings	$1,969,991	$1,280,527	$1,080,262
Insurance Segment Operating Earnings	652,551	—	—
Realized Performance Income	2,141,596	1,165,699	1,083,020
Realized Performance Income Compensation	(1,239,177)	(697,071)	(698,145)
Realized Investment Income	1,613,244	644,659	685,773
Realized Investment Income Compensation	(241,994)	(106,830)	(108,385)
Depreciation and Amortization	25,940	18,626	17,653
Adjusted EBITDA	$4,922,151	$2,305,610	$2,060,178
(1) Represents a $22.8 million non-recurring make-whole premium associated with KKR's refinancing of its 6.375% Senior Notes due 2020 during the year ended December 31, 2019.

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	December 31, 2021	December 31, 2020
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$16,466,372	$12,118,472
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other (1)	(1,048,569)	520,710
KKR Holdings and Other Exchangeable Securities	8,595,510	6,512,382
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	259,777	—
Book Value	$25,388,882	$20,267,356
(1) Includes an adjustment to book value to reflect the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the Reorganization Agreement. The impact of this adjustment was a reduction to book value of $1,396 million as of December 31, 2021.

The following table provides reconciliations of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	December 31, 2021	December 31, 2020
GAAP Shares of Common Stock Outstanding	595,663,618	572,893,738
Adjustments:
KKR Holdings Units	258,726,163	275,626,493
Other Exchangeable Securities (1)	1,376,655	—
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,600	29,092,933
Adjusted Shares (3)	882,589,036	877,613,164

Unvested Shares of Common Stock and Other Exchangeable Securities (4)	39,000,561	23,892,201
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of KKR & Co. Inc. common stock on December 31, 2021 and December 31, 2020.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to equity awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR business. Excludes market condition awards that did not meet their market-price based vesting conditions as of December 31, 2021 and December 31, 2020.

Liquidity

We manage our liquidity and capital requirements by (i) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (ii) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our preferred stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."

See "—Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions and funding agreements, including through memberships in Federal Home Loan Banks; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, committed repurchase agreements, uncommitted financing, and other borrowing arrangements. In addition, we may generate cash proceeds from issuances of our equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of December 31, 2021, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in this report.

As of December 31, 2021, netting holes in excess of $50 million existed at one of our private equity funds, which was Asian Fund II of $415 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets.

For a discussion of our debt obligations, including our debt securities, revolving credit agreements and loans, see Note 16 "Debt Obligations" in our financial statements.

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

•pay interest expense;

•service debt obligations, including the payment of obligations upon maturity or redemption, as well as any contingent liabilities that may give rise to future cash payments, including funding requirements to levered investment vehicles or structured transactions;

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

•support and acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy risk retention requirements for CLOs (to the extent they may apply); and

•repurchase KKR's common stock or retire equity awards pursuant to the share repurchase program or repurchase or redeem other securities issued by KKR.

For a discussion of KKR's share repurchase program, see Note 22 "Equity" in our financial statements.

Capital Commitments
    The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy for our Principal Activities business line, including core investments and exposure to the Asia-Pacific region.

The following table presents our uncalled commitments to our active investment funds and other vehicles as of December 31, 2021:

Uncalled Commitments
Private Markets	($ in millions)
Core Investment Vehicles	$4,202
North America Fund XIII	1,115
Asian Fund IV	818
Real Estate Partners Americas III	532
Global Infrastructure Investors IV	523
Real Estate Partners Europe II	268
Health Care Strategic Growth Fund II	262
Diversified Core Infrastructure Fund	250
Asia Real Estate Partners	209
Asia Pacific Infrastructure Investors	172
Asian Fund III	154
Global Infrastructure Investors III	136
Americas Fund XII	111
Energy Income and Growth Fund II	83
Next Generation Technology Growth II	76
European Fund V	67
Health Care Strategic Growth Fund	59
Global Impact Fund	34
Real Estate Credit Opportunity Partners II	27
Real Estate Partners Americas II	26
Other Private Markets Vehicles	1,706
Total Private Markets Commitments	10,830

Public Markets
Dislocation Opportunities Fund	140
Lending Partners Europe II	33
Special Situations Fund II	25
Lending Partners III	13
Private Credit Opportunities Partners II	12
Lending Partners Europe	9
Other Public Markets Vehicles	884
Total Public Markets Commitments	1,116

Total Uncalled Commitments	$11,946

Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in our capital markets business line. As of December 31, 2021, these commitments amounted to $1.2 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our capital markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient."
On January 14, 2020, KKR had committed to invest up to an additional $150 million in our India debt finance company to support its alternative credit business in India. No amounts were contributed by KKR, and on September 8, 2021, the commitment was terminated. During the third quarter of 2021, our India debt finance company entered into a transaction to merge with Incred Finance, the consummation of which is still pending.

Tax Receivable Agreement
We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which is expected to result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the tax receivable agreement. As of December 31, 2021, an undiscounted payable of $399.2 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of December 31, 2021, approximately $50.2 million of cumulative cash payments have been made under the tax receivable agreement.
Following the closing of the merger transactions contemplated by the Reorganization Agreement, there will be no more exchanges of KKR Group Partnership Units held by KKR Holdings. Additionally, the tax receivable agreement will terminate upon the closing of the mergers contemplated by the Reorganization Agreement, except that the obligations of KKR to make payments under the tax receivable agreement will remain outstanding until paid in full for certain exchanges that took place prior to the termination of the tax receivable agreement. Although our employees who hold restricted holdings units under our 2019 Equity Plan (which includes limited partner interests in KKR Holdings II) will be entitled to exchange those interests for common stock pursuant to the exchange agreement, there will be no payments due for any of those exchanges under the tax receivable agreement.

Dividends
A dividend of $0.145 per share of our common stock has been declared for the quarter ended December 31, 2021, which will be paid on March 4, 2022 to holders of record of our common stock as of the close of business on February 18, 2022.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on March 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on March 1, 2022.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, other equityholders in KKR Group Partnership including KKR Holdings receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. We announced on February 8, 2022 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.62 per share (or a quarterly dividend of $0.155 per share) beginning with the dividend to be announced with the results for the first quarter of 2022. The declaration of dividends is subject to the discretion of our board of directors based on a number of factors, including KKR’s future financial performance and other considerations that the board deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of KKR Group Partnership.
Preferred Stock

For a discussion of KKR's equity, including our preferred stock, see Note 22 "Equity" in our financial statements.

Other Liquidity Needs
From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. For more information about our capital markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient."
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

The following table sets forth information relating to anticipated future cash payments as of December 31, 2021 excluding consolidated funds and CFEs with a reconciliation of such amounts to anticipated future cash payments by us (including Global Atlantic) and our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Asset Management
Uncalled commitments to investment funds (1)	$11,946.0	$—	$—	$—	$11,946.0
Debt payment obligations (2)	—	217.3	43.5	6,524.0	6,784.8
Interest obligations on debt payment obligations (3)	309.6	513.6	512.8	4,177.6	5,513.6
Underwriting commitments (4)	499.5	—	—	—	499.5
Lending commitments (5)	249.8	—	—	—	249.8
Purchase commitments (6)	449.7	—	—	—	449.7
Lease obligations	31.6	61.0	45.9	107.1	245.6
Insurance (7)
Policy liabilities (8)	11,113.1	26,030.0	21,512.8	99,688.7	158,344.6
Debt payment obligations (9)	—	—	—	1,900.0	1,900.0
Interest obligations on debt payment obligations (10)	80.0	160.0	160.0	1,106.0	1,506.0
Purchase and lease commitments (11)	59.6	93.8	55.9	358.3	567.6
Total Contractual Obligations of KKR	$24,738.9	$27,075.7	$22,330.9	$113,861.7	$188,007.2
(+) Uncalled commitments of consolidated funds (12)	22,539.8	—	—	—	22,539.8
(+) Debt payment obligations of consolidated funds, CFEs and Other (13)	4,390.8	718.9	348.9	24,671.0	30,129.6
(+) Corporate real estate borrowings (14)	490.0	—	—	—	490.0
(+) Interest obligations of consolidated funds, CFEs and Other (15)	686.7	1,029.4	1,015.0	2,456.8	5,187.9
Total Consolidated Contractual Obligations	$52,846.2	$28,824.0	$23,694.8	$140,989.5	$246,354.5
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
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2021 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2021, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
(4)Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments. These commitments are shown net of amounts syndicated.
(5)Represents obligations in our capital markets business to lend under various revolving credit facilities.
(6)Represents commitments of KKR's asset management business line including KFN to fund the purchase of various investments.
(7)Global Atlantic has other obligations related to collateral payable held for derivative instruments ($1.1 billion) and outstanding commitments to make investments in commercial mortgage loans, other lending facilities and other investments ($2.0 billion) which have not been included in the above table as the exact timing of these payments cannot be estimated. Global Atlantic's debt obligations are non-recourse to KKR beyond the assets of Global Atlantic.
(8)Policy liabilities for insurance obligations consist of amounts required to meet future obligations for future policy benefits and policy account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, lapse, renewal, withdrawal, and annuitization comparable with actual experience. These assumptions also include market growth and policy crediting consistent with assumptions used in amortizing DAC. All estimated cash payments are not discounted to present value. Accordingly, the total of cash flows presented for all years of $158.3 billion significantly exceeds total policy liabilities of $126.5 billion recorded on the statements of financial condition as of December 31, 2021. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could differ materially from actual results.
(9)The payments due by period for debt obligations reflects the contractual maturities of principal.

(10)Reflects estimated future interest payments. Future interest on variable rate debt (which includes borrowing under our revolving credit facility and the subordinated debentures) was computed using prevailing rates as of December 31, 2021 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.
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
(13)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $6.9 billion, (ii) debt securities issued by our consolidated CLOs of $21.3 billion and (iii) borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $1.9 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Borrowings by levered investment vehicles are supported solely by the investments held at the investment vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(14)Represents a debt obligation in connection with the ownership of KKR office space.
(15)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2021 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2021, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. See "—Liquidity Needs—Tax Receivable Agreement" in this report and "Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from prior and future exchanges of our common stock for KKR Group Partnership Units and related transactions, and the timing and value of these tax attributes differ from those of our restricted stock units" in this report.

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KKR have provided certain indemnities relating to environmental and other matters and have provided non-recourse carve-out guarantees for violations of bankruptcy remoteness restrictions and for fraud, willful misconduct and other wrongful acts, each in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii) certain investment vehicles we manage or sponsor. KKR has also (i) provided credit support regarding repayment and funding obligations to third-party lenders to certain of its employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered investment vehicle and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities in connection with their services, including as described under "Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors, Officers and Others" in this report. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. We expect to continue to guarantee the obligations of one or more of our subsidiaries’ funding obligations to one or more of our investment vehicles, from time to time. KKR has also agreed to cause various of its general partners to fund their capital commitments to their funds and to be liable for such general partners' compliance with certain covenants, including limitations on their incurrence of certain kinds of indebtedness. In addition, we have also agreed for certain of our investment vehicles to fund or otherwise be liable for a portion of certain investment losses, if any, (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).

The partnership documents governing our carry-paying funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements for further information on KKR's potential clawback obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

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
The following discusses certain aspects of our critical accounting policies. For a full discussion of these and all critical accounting policies, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
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
Carried interest is recognized in the statement of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Due to the extended durations of our private equity and other funds, we believe that this approach results in income recognition that best reflects our periodic performance in the management of those funds. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of our investment balance as this is where carried interest is initially recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition.

Before carried interest is distributed, KKR calculates whether a preferred return has been achieved based on an amount that includes (i) capital contributions for investments, (ii) net realized investment gains, and (iii) management fees and fund expenses paid by the limited partners. To the extent the fund has exceeded the preferred return at the time of a realization event, and subject to any other conditions that would preclude payment of carried interest to the general partner (e.g. netting holes), carried interest is distributed to the general partner. Until the preferred return is achieved, no carried interest is recorded. Thereafter, the general partner is entitled to a catch up allocation such that the general partner's carried interest is paid in respect of all of the fund's net gains until the general partner has received the full percentage amount of carried interest that the general partner is entitled to under the terms of the fund. The amount ultimately distributed to the general partner as carried interest is calculated as net gains applicable to our limited partners, less all management fees and fund expenses paid to date, multiplied by the applicable carry rate. In general, investment funds that entitle the management company to receive an incentive fee have a preferred return and are calculated on a similar basis that takes into account management fees and expenses paid.
Critical Accounting Policies - Insurance
Policy liabilities
Policy liabilities (collectively, "reserves,") are the portion of past premiums or assessments received that are set aside to meet future policy and contract obligations as they become due. Interest accrues on the reserves and on future premiums, which may also be available to pay for future obligations. Global Atlantic establishes reserves to pay future policy benefits, claims, and certain expenses for its life policies and annuity contracts.
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
GMDB and GMWB sensitivities
As of December 31, 2021, the GMDB and GMWB liability balance totaled $1.1 billion. As of December 31, 2021, the liability balances for GMDB were $26.7 million for fixed-indexed annuities and $21.6 million for variable annuities. As of December 31, 2021, the liability balances for GMWB were $1.0 billion for fixed-indexed annuities. The increase (decrease) to the GMDB and GMWB liability balance as a result of hypothetical changes in projected assessments, equity market prices, and annual equity growth is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

December 31, 2021
($ in thousands)
Balance	$1,059,108
Hypothetical change:
'+10% future assessments(1)	(20,373)
'-10% future assessments(1)	22,718
+10% equity market prices	(17,752)
-10% equity market prices	15,041
1% lower annual equity growth	5,428
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
Valuation of embedded derivatives – Indexed universal life
Indexed universal life products allow a policyholder’s account value to grow based on the performance of certain equity indexes, which result in an embedded derivative similar to a call option. The embedded derivative related to the index is bifurcated from the host contract and measured at fair value. The valuation of the embedded derivative is the present value of future projected benefits in excess of the projected guaranteed benefits, using the option budget as the indexed account value growth rate and the guaranteed interest rate as the guaranteed account value growth rate. Present values are based on discount rate curves determined at the valuation or issue date as well as assumed lapse and mortality rates. The discount rate equals the forecast treasury rate plus a non-performance risk spread tied to Global Atlantic’s own credit rating. Changes in discount rates and other assumptions such as spreads and/or option budgets can have a substantial impact on the embedded derivative.
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
Global Atlantic has issued variable annuity contracts with GMDB features. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts, valued at $519.5 million as December 31, 2021. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for its own company credit risk.
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
As of December 31, 2021, the embedded derivative liability balance totaled $1,856.1 million for fixed-indexed annuities, $557.3 million for indexed universal life and $127.8 million for variable annuities. As of December 31, 2021, variable annuities accounted for using the fair value option was $519.5 million. The increase (decrease) to the embedded derivatives on fixed-indexed annuity, indexed universal life, and variable annuity products and the increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	December 31, 2021
	FIA	IUL	VA	VA (FVO)
($ in thousands)
Balance	$1,856,139	$557,276	$127,810	$519,454

Hypothetical change:
+50 bps interest rates	(43,529)	(6,460)	(68,075)	(34,122)
-50 bps interest rates	46,062	6,788	78,527	37,211
'+50bps non-performance risk premium	(43,529)	(6,460)	(31,583)	(23,038)
'-50bps non-performance risk premium	46,062	6,788	38,304	24,666
+10% equity market prices	387,062	48,486	(48,097)	(21,193)
-10% equity market prices	(300,615)	(76,930)	64,420	25,869
________________
Note: Hypothetical changes to the liability balances do not reflect the impact of related hedges.

Valuation of embedded derivatives in modified coinsurance or funds withheld
Global Atlantic's reinsurance agreements include modified coinsurance and coinsurance with funds withheld arrangements that include terms that require payment by the ceding company of a principal amount plus a return that is based on a proportion of the ceding company’s return on a designated portfolio of assets. Because the return on the funds withheld receivable or payable is not clearly and closely related to the host insurance contract, these contracts are deemed to contain embedded derivatives, which are measured at fair value. Global Atlantic is exposed to both the market risk and the credit risk of the assets. Changes in discount rates and other assumptions can have a significant impact on this embedded derivative. The fair value of the embedded derivatives is included in the funds withheld receivable at interest and funds withheld payable at interest line items on the consolidated statement of financial condition. The change in the fair value of the embedded derivatives is recorded in net investment-related gains (losses) in the consolidated statement of operations.
As of December 31, 2021, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $81.3 million net asset ($42.2 million in funds withheld receivables at interest, and $(39.1) million in funds withheld payable at interest). The increase (decrease) to the balance as a result of hypothetical changes in credit spreads and interest rates is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other factors that impact the embedded derivative balance for modified coinsurance or funds withheld arrangements.

	December 31, 2021
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$42,175	$(39,056)
Hypothetical change:
+50 bps credit spreads	(65,584)	(767,972)
-50 bps credit spreads	65,584	843,494
+50 bps interest rates	(31,776)	(807,582)
-50 bps interest rates	41,578	883,104
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2021 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 50% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2021, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 37%, 50%, and 13%, respectively.
    There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "—Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.
Key unobservable inputs that have a significant impact on our Level III valuations as described above are included in Note 9 "Fair Value Measurements" in our financial statements.

Level III Valuation Process
The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments in Public Markets, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2021, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
For Level III investments in Asset Management, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core equity investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes one of KKR's Co-Chief Executive Officers and its Chief Financial Officer, General Counsel and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued on the basis of pricing services, reputable broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. As of December 31, 2021, approximately 62% of these investments were priced via external sources, while approximately 38% were valued on the basis of internal models. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of December 31, 2021, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of December 31, 2021, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of December 31, 2021, investments which represented greater than 5% of total non-GAAP investments consisted of PetVet Care Centers, LLC and USI, Inc. valued at $1,216.1 million and $1,094.1 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. and BridgeBio Pharma Inc. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks primarily relates to movements in the fair value of investments, including the effect that those movements have on our management fees, carried interest, and net gains from investment activities. The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates, and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates. Following our acquisition of Global Atlantic, we expect to be affected by market risks arising from Global Atlantic’s business. Global Atlantic has material exposure to market volatility in interest rates, credit spreads and equity prices through its insurance liabilities, many of which are structured to have exposure to market level changes, its investment portfolio and its hedge program. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

Management of Market Risk

    The firm uses various committees to help manage market risk and general business risks.

    Asset Management

    When we commit capital from our Principal Activities business line to investments or transactions, a balance sheet committee of senior employees, including our Co-Executive Chairmen, one of our Co-Chief Executive Officers, and the Chief Financial Officer, must approve the investment or transaction before it may be made. The committee has delegated authority to other senior employees to approve certain investments or transactions, subject to maximum commitment sizes or other limitations determined by the committee. In addition, this committee supervises activities governing KKR's capital structure, liquidity, and the composition of our balance sheet.

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
    Insurance

    The board of directors of TGAFG, which is the holding company for Global Atlantic, has established a risk committee that has primary oversight of market risk at Global Atlantic. This risk committee has adopted Global Atlantic’s risk appetite principles that form the foundation of Global Atlantic’s enterprise risk management program. The risk appetite principles include: (1) protect policyholders by seeking to maintain adequate capital and liquidity resources to honor its obligations to policyholders under situations reflecting stress scenarios calibrated to the worst modern economic cycles; (2) deliver value by remaining in a position of strength during periods of adverse market conditions, and (3) protect the franchise by identifying and cost-effectively managing risks that could adversely and materially impact franchise value. The Global Atlantic enterprise risk management program formalizes the review of financial and non-financial risks and establishes risk management controls. Global Atlantic monitors risks on an aggregate, legal entity and product basis, monitoring different factors, including financial and insurance, investment, hedge management, operational, and legal, compliance and regulatory risks to confirm that its risks remain within established risk limits and tolerances.

    For a discussion of Global Atlantic's hedge program, see "—Insurance Segment Market Risks—Hedge Program".

Management of General Business Risk

    Asset Management

    KKR has an investment management and distribution committee comprised of senior employees across our Asset Management business lines, and it includes our Co-Chief Executive Officers and Chief Financial Officer. The investment management and distribution committee focuses on coordinating investment and distribution activities across the firm.

    KKR has a risk and operations committee comprised of senior employees from across our Asset Management business and operations, and it includes our Chief Operating Officer, Chief Financial Officer, General Counsel, and Chief Compliance Officer. The risk and operations committee focuses on KKR's operations and enterprise risk management. This committee is aided by various other committees focused on the oversight of risks to our business, including a global conflicts and compliance committee and a technology and information security committee.

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

    KKR's technology and information security committee is responsible for reviewing and monitoring global technology risks including information security, business disruption and fraud related risks.

    Insurance

    The TGAFG board of directors is responsible for oversight and the overall governance of Global Atlantic's business and operations. The TGAFG board includes among its members our Co-Chief Executive Officers. To assist with its oversight of Global Atlantic, the TGAFG board of directors has established an audit, risk, investment, operations & technology, nominating & governance, compensation and special transaction review committee.

Asset Management Segment Market Risks

    The following is a discussion of the significant market risk exposures for KKR's Asset Management business.

    Changes in Fair Value

    The majority of our investments as of December 31, 2021, are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2021, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the inclusion of amounts attributable to KKR Holdings in individual line items within the consolidated statement of operations, (ii) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs, and (iii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

Based on the fair value of investments as of December 31, 2021, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2022 from reductions in the following items, if not offset by other factors:

	Management Fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Fair Value of Investments (1)	$33,959	(2)	$685,824	(3)	$1,236,343	(3)
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

    Management Fees

    Our management fees in our Private Markets business line are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Business Lines—Private Markets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Markets funds. Management fees in our infrastructure funds are calculated based on the net asset value ("NAV") of the fund and, in some cases, we additionally earn management fees on the fund's remaining commitment.

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

    To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2021, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 24%.

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

    We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2021 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2022 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$183,349	(2)	$151,497	(2)
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

    Interest Expense

    We and certain consolidated funds, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs, would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2021, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.

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

Insurance Segment Market Risks
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
Global Atlantic's hedge program is not designed to, and may not be effective in, offsetting all impacts to net income, assets under management, statutory capital or economic values. Movements in market variables other than interest rates and equity market prices that are not explicitly hedged can also cause net income volatility. See "Risk Factors—Risks Related to Global Atlantic—Global Atlantic's use of derivative financial instruments within its risk management strategy may not be effective or sufficient." and "Risk Factors—Risks Related to Global Atlantic—Global Atlantic may experience volatility in its net income under GAAP due to its funds withheld coinsurance transactions" in this report.
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

Interest rate risk
Global Atlantic is exposed to interest rate risk as a result of changes in the level and volatility of interest rates. Changes in the level and volatility of interest rates primarily impacts the fair value reported in our consolidated financial statements of the following:
•embedded derivatives associated with modified coinsurance and coinsurance with funds withheld payables or receivables;
•embedded derivatives associated with variable annuities, fixed-indexed annuities and indexed universal life products;
•policy liabilities accounted under the fair value option, and
•financial instruments held in Global Atlantic's investment portfolio and used in its hedge program.
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
Effect of interest rate sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of December 31, 2021 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to DAC attributable to interest rate changes.

	December 31, 2021
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$107,211	$(90,201)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	$25,779	$(25,779)
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
The estimated point in time impact is driven by a net decrease/(increase) in the value of the embedded derivatives associated with Global Atlantic's modified coinsurance and coinsurance with funds withheld payables and receivables and the embedded derivatives associated with its variable annuity, fixed-indexed annuity and indexed universal life products, and largely offset by a loss/(gain) in financial instruments used in its hedging program, investments classified as trading, and loans designated under the fair value option, based on balances in place at quarter end. These estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts. In addition, the point in time impact includes a decrease/(increase) in the value of the reserve and (decrease)/increase in the deferred acquisition cost balance of certain fixed annuity blocks of business due to the dynamic lapse sensitivities within Global Atlantic's models.
The impact over 12 months is driven by an increase/(decrease) in the income earned on Global Atlantic's floating rate assets, and partially offset by an increase/(decrease) in the cost of its floating-rate liabilities.

In the table below we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of December 31, 2021 to Global Atlantic's AOCI.

	December 31, 2021
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,767,222)	$1,768,655
The estimated point in time impact is driven by a net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, net of certain offsets, reported in AOCI. The estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
Credit spread risk
Global Atlantic is exposed to credit spread risk as a result of changes in the spread between the yields on its funds withheld payables and receivables at interest and yields on comparable U.S. Treasury securities. Global Atlantic's reinsurance agreements include modified coinsurance and funds withheld coinsurance arrangements. Such arrangements are deemed to contain embedded derivatives, which are measured at fair value, and are therefore impacted by the mark-to-market value of the related assets. Changes in the credit spreads associated with the assets impact the mark-to-market value of the assets. There is additional credit spread risk exposure inherent in Global Atlantic's own credit spread used in valuing embedded derivative liabilities, which serves to mitigate net credit exposure. Global Atlantic may choose to enter into hedge positions to manage credit spread risk. As of December 31, 2021, Global Atlantic had a $1.5 million credit derivative position.
Effect of credit spread sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of December 31, 2021 to its net income and shareholders’ equity, excluding AOCI.

	December 31, 2021
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$140,900	$(154,580)
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
Effect of equity price sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of December 31, 2021 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments do not necessarily move directly in line with movements in public equity markets.

	December 31, 2021
	Hypothetical change(1)
	+10% Equity Prices	-10% Equity Prices
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$(20,066)	$8,415
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	$3,391	$(3,890)
_________________
(1)From time to time, Global Atlantic may choose to enter into additional hedges to mitigate economic exposure to equity markets. Sensitivities as of December 31, 2021 include a macro equity hedge position established in December 2018.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value—Level III Investments—Refer to Notes 2, 7, and 9 to the financial statements

Critical Audit Matter Description

KKR & Co. Inc. (“the Company”) and the funds it sponsors and manages have Level III Investments reported at fair value. The fair values of certain investments are determined based on unobservable pricing inputs. These Level III investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.

In addition, the Company recognizes carried interest from vehicles and accounts that are advised, sponsored or managed by one or more of its subsidiaries (“investment funds”) based on cumulative fund performance to date. At the end of each reporting period, the Company calculates the carried interest that would be due to the Company for each investment fund, pursuant to the fund agreements. Certain of the funds’ investments contain unobservable inputs that are classified as level III in the fair value hierarchy. The change in the fair value of the underlying Level III Investments held by the funds is a significant input into the determination of carried interest for each reporting period. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest. Accrued but unpaid carried interest as of the reporting date is reflected in investments in the consolidated statements of financial condition.

We identified certain Level III Investments as a critical audit matter because of the unobservable pricing inputs management used to estimate fair value, and changes in the fair value of these investments directly impacts the amount of unrealized carried interest the Company accrues for the period as well as unrealized investment income recorded during the period.

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

•With the assistance of our fair value specialists, we evaluated management’s process for Level III Investments valuation, including their determination of the unobservable pricing inputs used to estimate fair value.

•We assessed the consistency by which management applied its process.

•We evaluated the Company’s historical ability to accurately estimate fair value of Level III Investments by comparing previous estimates of fair value to market transactions with third parties.

Global Atlantic Acquisition - Identifiable Intangible Assets – Refer to Note 3 to the financial statements

Critical Audit Matter Description

On February 1, 2021, KKR completed the acquisition of The Global Atlantic Financial Group LLC (“Global Atlantic”) for approximately $4.7 billion. The Global Atlantic acquisition was accounted for as a business combination under Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations. The purchase price has been allocated to Global Atlantic’s assets acquired and liabilities assumed based on estimates of their fair values as of February 1, 2021, including intangible assets for the value of business acquired (VOBA), for $1,025 million and additional policy liabilities for the negative VOBA of $1,273 million. VOBA represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. VOBA can be either positive or negative. Positive VOBA is recorded in insurance intangibles. Negative VOBA is recorded in the same financial statement line in the consolidated statement of financial condition as the associated policy liabilities.

We identified the valuation of VOBA and negative VOBA as a critical audit matter because the fair value determination required management to apply significant judgment and make significant assumptions. Principal assumptions used by management in their determination of VOBA and negative VOBA included discount rates, mortality, persistency, and policyholder behavior.

Performing audit procedures to evaluate the reasonableness of these estimates and appropriateness of assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial and fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of VOBA and negative VOBA acquired as part of the Global Atlantic acquisition included the following, among others:

•We involved more senior, more experienced audit team members to perform audit procedures.

•We tested the design, implementation, and operating effectiveness of controls over the determination of the assumptions, including controls over the underlying data used in the valuation of VOBA and negative VOBA.

•We assessed the knowledge, skill, ability, and objectivity of management’s actuarial specialists and evaluated the work performed.

•With the assistance of our actuarial and fair value specialists, we evaluated management’s process in determining the valuation of VOBA and negative VOBA, including the inputs and assumptions used to estimate fair value.

•With the assistance of our actuarial and fair value specialists, we evaluated the judgements applied by management in the determination of principal assumptions used in the valuation of VOBA and negative VOBA, specifically discount rate, mortality, persistency, and policyholder behavior.

Policy Liabilities — Valuation of Policy Liabilities Associated with Certain Annuity Products — Refer to Notes 2, 8, 9, and 17 to the financial statements

Critical Audit Matter Description

Global Atlantic’s products include fixed-indexed annuity and variable annuity products, which contain equity indexed features that are considered embedded derivatives and are required to be measured at fair value. Management’s estimate of embedded derivative liabilities in policy liabilities was $2.0 billion as of December 31, 2021. In addition, certain fixed-indexed annuity contracts and variable annuity contracts are issued with guaranteed minimum withdrawal benefits (“GMWBs”). Management’s estimate of GMWB policy liabilities was $1.0 billion as of December 31, 2021. Management has also elected the fair value option to measure the policy liabilities for certain variable annuity contracts and management’s estimate was $0.5 billion as of December 31, 2021.

Management applies significant judgment in selecting assumptions used to estimate the value of embedded derivative liabilities associated with annuity products, GMWB policy liabilities, and variable annuity policy liabilities measured at fair value. Changes in market conditions or variations in certain assumptions could result in significant fluctuations in these estimates. Principal assumptions include lapse, withdrawal, benefit utilization, mortality, option budgets, future index credits, equity market return, interest rates, and nonperformance risk assumptions. Furthermore, the valuation of variable annuity policy liabilities measured at fair value is also based on complex calculations.

We identified the valuation of embedded derivative liabilities associated with annuity products, GMWB policy liabilities, and variable annuity liabilities measured at fair value as a critical audit matter because of the inherent uncertainty in selecting assumptions. In addition, we have determined management’s valuation of variable annuity policy liabilities measured at fair value is also a critical audit matter because of the complexity of the calculation.

Performing audit procedures to evaluate the judgments made and the reasonableness of assumptions and models used in the valuations required a high degree of auditor judgment and an increased extent of auditor effort. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation, modeling, and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of embedded derivative liabilities associated with annuity products, GMWB policy liabilities, and the valuation of variable annuity policy liabilities measured at fair value included the following, among others:

•We involved more senior, more experienced audit team members to perform audit procedures.

•We tested the design, implementation, and operating effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of these liabilities.

•We tested the design, implementation, and operating effectiveness of controls over the methodology and model used for the valuation of variable annuity policy liabilities measured at fair value.

•With the assistance of our valuation, modeling, and actuarial specialists, we:

◦Evaluated the methods and judgments applied by management in the determination of principal assumptions used in the valuation of embedded derivative liabilities associated with annuity products, GMWB policy liabilities, and variable annuity policy liabilities measured at fair value, and evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions.

◦Evaluated the methods, models, and judgments applied by management in the calculation of variable annuity policy liabilities measured at fair value.

◦Developed an independent estimate of embedded derivative liabilities associated with annuity products, GMWB policy liabilities, and variable annuity policy liabilities measured at fair value, on a sample basis, and evaluated differences.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2022

We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2021	December 31, 2020
Assets
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874
Restricted Cash and Cash Equivalents	134,298	485,583
Investments	88,775,514	69,274,715
Due from Affiliates	1,224,283	872,994
Other Assets	2,886,313	2,665,336
	99,720,076	79,806,502
Insurance
Cash and Cash Equivalents	$3,391,934	$—
Restricted Cash and Cash Equivalents	300,404	—
Investments	123,763,675	—
Reinsurance Recoverable	25,062,256	—
Insurance Intangible Assets	1,407,149	—
Other Assets	5,053,518	—
Separate Account Assets	5,586,428	—
	164,565,364	—
Total Assets	$264,285,440	$79,806,502

Liabilities and Equity
Asset Management
Debt Obligations	$36,669,755	$33,423,596
Due to Affiliates	462,722	325,177
Accrued Expenses and Other Liabilities	7,896,897	5,257,813
	45,029,374	39,006,586
Insurance
Policy Liabilities	$126,520,044	$—
Debt Obligations	1,908,006	—
Funds Withheld Payable at Interest	23,460,253	—
Accrued Expenses and Other Liabilities	3,263,566	—
Reinsurance Liabilities	378,549	—
Separate Account Liabilities	5,586,428	—
	161,116,846	—
Total Liabilities	206,146,220	39,006,586

	December 31, 2021	December 31, 2020

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests	$82,491	$—

Stockholders' Equity
Series A Preferred Stock, $0.01 par value. 0 and 13,800,000 shares, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively. Series B Preferred Stock, $0.01 par value. 0 and 6,200,000 shares, issued and outstanding as of December 31, 2021 and December 31, 2020.	$—	$482,554
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	1,115,792	1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2021 and December 31, 2020.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 258,726,163 and 275,626,493 shares, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	2,587	2,756
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 595,663,618 and 572,893,738 shares, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	5,957	5,729
Additional Paid-In Capital	8,997,435	8,687,817
Retained Earnings	7,670,182	3,440,782
Accumulated Other Comprehensive Income (Loss)	(209,789)	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	17,582,164	13,716,818
Noncontrolling Interests	40,474,565	27,083,098
Total Equity	58,056,729	40,799,916
Total Liabilities and Equity	$264,285,440	$79,806,502

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances presented in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of December 31, 2021 and 2020, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.

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

With respect to certain other VIEs consolidated by Global Atlantic, Global Atlantic has formed certain VIEs to hold investments, including fixed maturity securities, consumer and other loans, renewable energy, transportation and real estate. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies.

	December 31, 2021
	Consolidated CLOs	Consolidated Funds	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,215,992	$1,085,958	$—	$2,301,950
Restricted Cash and Cash Equivalents	—	90,255	—	90,255
Investments	22,076,809	46,780,595	—	68,857,404
Other Assets	173,329	641,946	—	815,275
	23,466,130	48,598,754	—	72,064,884
Insurance
Cash and Cash Equivalents	—	—	1,406,974	1,406,974
Investments	—	—	20,043,016	20,043,016
Accrued investment income	—	—	100,693	100,693
Other Assets	—	—	506,777	506,777
	—	—	22,057,460	22,057,460
Total Assets	$23,466,130	$48,598,754	$22,057,460	$94,122,344

Liabilities
Asset Management
Debt Obligations	$21,271,084	$6,291,292	$—	$27,562,376
Accrued Expenses and Other Liabilities	1,367,778	691,288	—	2,059,066
	22,638,862	6,982,580	—	29,621,442
Insurance
Accrued Expenses and Other Liabilities	—	—	594,946	594,946
Total Liabilities	$22,638,862	$6,982,580	$594,946	$30,216,388

	December 31, 2020
	Consolidated CLOs	Consolidated Funds	Total
Assets
Asset Management
Cash and Cash Equivalents	$749,395	$263,024	$1,012,419
Restricted Cash and Cash Equivalents	—	59,490	59,490
Investments	17,706,976	32,699,562	50,406,538
Other Assets	161,621	150,696	312,317
Total Assets	$18,617,992	$33,172,772	$51,790,764

Liabilities
Asset Management
Debt Obligations	$17,372,740	$4,253,645	$21,626,385
Accrued Expenses and Other Liabilities	782,056	412,410	1,194,466
Total Liabilities	$18,154,796	$4,666,055	$22,820,851

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2021		2020	2019
Revenues
Asset Management
Fees and Other	$2,850,154		$2,006,791	$1,790,475
Capital Allocation-Based Income (Loss)	6,842,414		2,224,100	2,430,425
	9,692,568		4,230,891	4,220,900
Insurance
Net Premiums	2,226,078		—	—
Policy Fees	1,147,913		—	—
Net Investment Income	2,845,623		—	—
Net Investment-Related Gains (Losses)	203,753		—	—
Other Income	120,213		—	—
	6,543,580		—	—
Total Revenues	16,236,148		4,230,891	4,220,900

Expenses
Asset Management
Compensation and Benefits	4,428,743		2,152,490	2,116,890
Occupancy and Related Charges	69,084		72,100	62,728
General, Administrative and Other	959,077		708,542	728,813
	5,456,904		2,933,132	2,908,431
Insurance
Policy Benefits and Claims	5,055,709		—	—
Amortization of Policy Acquisition Costs	(65,949)		—	—
Interest Expense	61,661		—	—
Insurance Expenses	358,878		—	—
General, Administrative and Other	555,321		—	—
	5,965,620	—	—	—
Total Expenses	11,422,524	—	2,933,132	2,908,431

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	7,720,923		3,642,804	3,161,884
Dividend Income	698,800		352,563	318,972
Interest Income	1,485,470		1,403,440	1,418,516
Interest Expense	(1,070,368)		(969,871)	(1,043,551)
Total Investment Income (Loss)	8,834,825		4,428,936	3,855,821

	Years Ended December 31,
	2021	2020	2019
Income (Loss) Before Taxes	13,648,449	5,726,695	5,168,290

Income Tax Expense (Benefit)	1,353,270	609,097	528,750

Net Income (Loss)	12,295,179	5,117,598	4,639,540
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,060	—	—
Net Income (Loss) Attributable to Noncontrolling Interests	7,624,643	3,115,089	2,634,491
Net Income (Loss) Attributable to KKR & Co. Inc.	4,666,476	2,002,509	2,005,049

Series A Preferred Stock Dividends	23,656	23,288	23,288
Series B Preferred Stock Dividends	12,991	10,076	10,076
Series C Mandatory Convertible Preferred Stock Dividends	69,000	23,191	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$4,560,829	$1,945,954	$1,971,685

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$7.83	$3.45	$3.62
Diluted	$7.31	$3.37	$3.54
Weighted Average Shares of Common Stock Outstanding
Basic	582,258,984	562,812,883	545,096,999
Diluted	633,092,865	583,685,352	557,687,512

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Years Ended December 31,
	2021	2020	2019
Net Income (Loss)	$12,295,179	$5,117,598	$4,639,540

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(387,338)	—	—

Foreign Currency Translation Adjustments	(39,521)	32,658	(3,398)

Comprehensive Income (Loss)	11,868,320	5,150,256	4,636,142

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,060	—	—
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	7,381,242	3,123,188	2,632,151

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$4,483,018	$2,027,068	$2,003,991

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2021
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
Redemption of Series A Preferred Stock	(332,988)	(13,800,000)
Redemption of Series B Preferred Stock	(149,566)	(6,200,000)
End of Period	—	—
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000
End of Period	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,756	275,626,493
Cancellation of Series II Preferred Stock	(169)	(16,900,330)
End of Period	2,587	258,726,163
Common Stock
Beginning of Period	5,729	572,893,738
Private Placement Share Issuance	9	964,871
Exchange of KKR Holdings Units	169	16,900,330
Net Delivery of Common Stock	95	9,383,733
Clawback of Transfer Restricted Shares	—	(16,521)
Repurchases of Common Stock	(45)	(4,462,533)
End of Period	5,957	595,663,618
Additional Paid-In Capital
Beginning of Period	8,687,817
Private Placement Share Issuance	38,454
Exchange of KKR Holdings Units	530,194
Tax Effects - Exchange of KKR Holdings Units and Other	6,929
Net Delivery of Common Stock	(166,939)
Repurchases of Common Stock	(269,665)
Equity-Based Compensation	170,645
End of Period	8,997,435
Retained Earnings
Beginning of Period	3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	4,666,476
Series A Preferred Stock Dividends ($0.843750 per share)	(11,644)
Redemption of Series A Preferred Stock	(12,012)
Series B Preferred Stock Dividends ($1.218750 per share)	(7,557)
Redemption of Series B Preferred Stock	(5,434)
Series C Mandatory Convertible Preferred Stock Dividends ($3.00 per share)	(69,000)
Common Stock Dividends ($0.57 per share)	(331,429)
End of Period	7,670,182
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(18,612)
Other Comprehensive Income (Loss)	(183,458)
Exchange of KKR Holdings Units	(7,719)
End of Period	(209,789)
Total KKR & Co. Inc. Stockholders' Equity	17,582,164
Noncontrolling Interests (See Note 22)	40,474,565
Total Equity	$58,056,729

Redeemable Noncontrolling Interests (See Note 23)	$82,491

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2020
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
End of Period	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	—	—
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	1,115,792	23,000,000
End of Period	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,904	290,381,345
Cancellation of Series II Preferred Stock	(148)	(14,754,852)
End of Period	2,756	275,626,493
Common Stock
Beginning of Period	5,600	560,007,579
Exchange of KKR Holdings Units	148	14,754,852
Net Delivery of Common Stock	83	8,355,264
Clawback of Transfer Restricted Shares	—	(14,284)
Repurchases of Common Stock	(102)	(10,209,673)
End of Period	5,729	572,893,738
Additional Paid-In Capital
Beginning of Period	8,565,919
Exchange of KKR Holdings Units	293,057
Tax Effects - Exchange of KKR Holdings Units and Other	(9,167)
Net Delivery of Common Stock	(78,400)
Repurchases of Common Stock	(246,058)
Equity-Based Compensation	193,750
Transfer of Interests Under Common Control	14,385
Transfer of Oil and Gas Interests (See Note 2)	(45,669)
End of Period	8,687,817
Retained Earnings
Beginning of Period	1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	2,002,509
Series A Preferred Stock Dividends ($1.687500 per share)	(23,288)
Series B Preferred Stock Dividends ($1.625000 per share)	(10,076)
Series C Mandatory Convertible Preferred Stock Dividends ($1.008300 per share)	(23,191)
Common Stock Dividends ($0.53 per share)	(297,324)
End of Period	3,440,782
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(41,639)
Foreign Currency Translation	24,559
Exchange of KKR Holdings Units	(1,532)
End of Period	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	13,716,818
Noncontrolling Interests (See Note 22)	27,083,098
Total Equity	$40,799,916

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2019
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
End of Period	482,554	20,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,991	299,081,239
Cancellation of Series II Preferred Stock	(87)	(8,699,894)
End of Period	2,904	290,381,345
Common Stock
Beginning of Period	5,349	534,857,237
Exchange of KKR Holdings Units	87	8,699,894
Net Delivery of Common Stock	101	10,135,649
Repurchases of Common Stock	(29)	(2,859,452)
Common Stock Issued in Connection with the Purchase of Investments	92	9,174,251
End of Period	5,600	560,007,579
Additional Paid-In Capital
Beginning of Period	8,106,408
Exchange of KKR Holdings Units	162,761
Tax Effects - Exchange of KKR Holdings Units and Other	4,190
Net Delivery of Common Stock	(91,067)
Repurchases of Common Stock	(72,095)
Equity-Based Compensation	207,789
Common Stock Issued in Connection with the Purchase of Investments	247,933
End of Period	8,565,919
Retained Earnings
Beginning of Period	91,953
Net Income (Loss) Attributable to KKR & Co. Inc.	2,005,049
Series A Preferred Stock Dividends ($1.687500 per share)	(23,288)
Series B Preferred Stock Dividends ($1.625000 per share)	(10,076)
Common Stock Dividends ($0.50 per share)	(271,486)
End of Period	1,792,152
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(39,645)
Foreign Currency Translation	(1,058)
Exchange of KKR Holdings Units	(936)
End of Period	(41,639)
Total KKR & Co. Inc. Stockholders' Equity	10,807,490
Noncontrolling Interests (See Note 22)	19,694,884
Total Equity	$30,502,374

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities
Net Income (Loss)	$12,295,179	$5,117,598	$4,639,540
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	529,816	326,758	297,708
Net Realized (Gains) Losses - Asset Management	(2,382,209)	(162,939)	(497,346)
Change in Unrealized (Gains) Losses - Asset Management	(5,338,714)	(3,479,865)	(2,664,538)
Capital Allocation-Based (Income) Loss - Asset Management	(6,842,414)	(2,224,100)	(2,430,425)
Net Realized (Gains) Losses - Insurance	860,165	—	—
Net Accretion and Amortization	386,867	(64,154)	(34,493)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	1,740,965	—	—
Other Non-Cash Amounts	(102,871)	10,901	(10,757)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	1,373,597	—	—
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	685,802	—	—
Change in Deferred Policy Acquisition Costs - Insurance	(412,671)	—	—
Change in Policy Liabilities and Accruals, Net - Insurance	(1,166,726)	—	—
Change in Consolidation	(373,761)	8,624	(137,498)
Change in Due from / to Affiliates	(431,292)	(214,227)	(82,508)
Change in Other Assets	465,288	(571,336)	954,554
Change in Accrued Expenses and Other Liabilities	2,143,039	1,187,516	327,431
Investments Purchased - Asset Management	(73,509,382)	(47,577,486)	(36,678,379)
Proceeds from Investments - Asset Management	62,902,614	41,689,017	30,634,556
Net Cash Provided (Used) by Operating Activities	(7,176,708)	(5,953,693)	(5,682,155)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	(473,779)	—	—
Purchases of Fixed Assets	(102,049)	(142,258)	(194,569)
Investments Purchased - Insurance	(58,617,575)	—	—
Proceeds from Investments - Insurance	49,567,361	—	—
Other Investing Activities, Net - Insurance	20,494	—	—
Development of Oil and Natural Gas Properties	—	(11,128)	(12,793)
Net Cash Provided (Used) by Investing Activities	(9,605,548)	(153,386)	(207,362)

Financing Activities
Series A and B Preferred Stock Dividends	(19,201)	(33,364)	(33,364)
Series C Mandatory Convertible Preferred Stock Dividends	(69,000)	(23,191)	—
Common Stock Dividends	(331,429)	(297,324)	(271,486)
Distributions to Redeemable Noncontrolling Interests	(2,015)	—	—
Distributions to Noncontrolling Interests	(7,484,620)	(5,160,539)	(3,169,975)
Contributions from Noncontrolling Interests	13,847,646	9,242,255	4,669,756
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	—	1,115,792	—
Redemption of Series A and B Preferred Stock	(500,000)	—	—
Net Delivery of Common Stock (Equity Incentive Plans)	(166,844)	(78,317)	(90,966)
Repurchases of Common Stock	(269,710)	(246,160)	(72,124)
Private Placement Share Issuance	38,463	—	—
Proceeds from Debt Obligations	30,369,415	16,620,416	14,811,703
Repayment of Debt Obligations	(21,473,835)	(11,293,648)	(9,310,771)
Financing Costs Paid	(128,753)	(42,216)	(47,784)
Additions to Contractholder Deposit Funds - Insurance	14,720,510	—	—
Withdrawals from Contractholder Deposit Funds - Insurance	(8,777,045)	—	—

	Years Ended December 31,
	2021	2020	2019
Reinsurance Transactions, Net of Cash Provided - Insurance	610,314	—	—
Other Financing Activity, Net - Insurance	98	—	—
Net Cash Provided (Used) by Financing Activities	20,363,994	9,803,704	6,484,989

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48,891)	59,416	432

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$3,532,847	$3,756,041	595,904
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	6,993,457	3,237,416	2,641,512
Cash, Cash Equivalents and Restricted Cash, End of Period	$10,526,304	$6,993,457	$3,237,416

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,507,874	$3,163,154	$2,445,147
Restricted Cash and Cash Equivalents	485,583	74,262	196,365
Total Asset Management	6,993,457	3,237,416	2,641,512
Insurance
Cash and Cash Equivalents	$—	$—	$—
Restricted Cash and Cash Equivalents	—	—	—
Total Insurance	—	—	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$6,993,457	$3,237,416	$2,641,512

End of the Period
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874	$3,163,154
Restricted Cash and Cash Equivalents	134,298	485,583	74,262
Total Asset Management	6,833,966	6,993,457	3,237,416
Insurance
Cash and Cash Equivalents	$3,391,934	$—	$—
Restricted Cash and Cash Equivalents	300,404	—	—
Total Insurance	3,692,338	—	—

Cash, Cash Equivalents and Restricted Cash, End of Period	$10,526,304	$6,993,457	$3,237,416

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,241,886	$1,045,297	$1,032,818
Payments for Income Taxes	$658,578	$179,915	$129,929
Payments for Operating Lease Liabilities	$46,585	$54,056	$50,574

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$434,278	$327,134	$299,087
Common Stock Issued in Connection with the Purchase of Investments	$—	$—	$248,025
Non-Cash Contribution from Noncontrolling Interests	$845,943	$618,452	$—
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(11,399)	$—	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$593,699	$(849,179)	$(262,512)
Transfer of Oil and Gas Interests (See Note 2)	$—	$(69,027)	$—
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$6,929	$(9,167)	$4,190
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$46,284	$79,116	$10,669
Investments Acquired through Reinsurance Agreements	$16,339,358	$—	$—
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$4,070,473	$—	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$14,773,306	$—	$—

Change in Consolidation
Investments	$(5,293,537)	$3,480	$(2,038,205)
Due From Affiliates	$(3,735)	$—	$1,642
Other Assets	$(67,255)	$46,892	$(19,703)
Debt Obligations	$(4,502,453)	$259,822	$(1,046,515)
Due to Affiliates	$(517)	$—	$—
Accrued Expenses and Other Liabilities	$(39,428)	$32,494	$(47,731)
Noncontrolling Interests	$(1,132,796)	$(239,258)	$23,123
Redeemable Noncontrolling Interests	$—	$—	$(1,122,641)

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION

KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in its portfolio companies and communities. KKR sponsors investment funds that invest in private equity, credit and real assets and has strategic partners that manage hedge funds. KKR’s insurance subsidiaries offer retirement, life and reinsurance products under the management of The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic").

2020 Reorganization and Acquisition of KKR Capstone

On January 1, 2020, KKR completed an internal reorganization (the "2020 Reorganization"), in which (i) KKR Management Holdings L.P. ("Management Holdings") and KKR International Holdings L.P. ("International Holdings") were combined with KKR Fund Holdings L.P. ("Fund Holdings"), which changed its name to KKR Group Partnership L.P. ("KKR Group Partnership") and became the sole intermediate holding company for KKR's business, (ii) the issuers of each series of KKR’s outstanding senior notes were contributed to KKR Group Partnership and the guarantees by International Holdings and Management Holdings under the senior notes were automatically and unconditionally released and discharged pursuant to the terms of the indentures governing such senior notes, with KKR Group Partnership remaining as a guarantor, and (iii) the ownership interests of certain operating subsidiaries of KKR Group Partnership were reorganized. References to "KKR Group Partnership" for periods prior to the 2020 Reorganization mean Fund Holdings, Management Holdings and International Holdings, collectively, and references to "KKR Group Partnership" for periods following the 2020 Reorganization mean KKR Group Partnership L.P. References to a "KKR Group Partnership Unit" mean (i) one Class A partner interest in each of Fund Holdings, Management Holdings and International Holdings, collectively, for periods prior to the 2020 Reorganization and (ii) one Class A partner interest in KKR Group Partnership for periods following the 2020 Reorganization.

Contemporaneously with the 2020 Reorganization, KKR acquired KKR Capstone Americas LLC and its affiliates ("KKR
Capstone") on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to the KKR Group Partnership equity.
Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity-based on their ownership in KKR Group Partnership on January 1, 2020.

2020 Amendment of Certificate of Incorporation

On May 8, 2020 (the "2020 Amendment"), KKR & Co. Inc. amended and restated its Certificate of Incorporation to, among other changes, rename its Class A common stock as common stock and reclassify its Class B common stock and Class C common stock into Series I preferred stock and Series II preferred stock, respectively. Common stock, Series I preferred stock and Series II preferred stock have the same rights and powers that Class A common stock, Class B common stock and Class C common stock had, respectively, prior to the 2020 Amendment. References to "common stock" for periods prior to the 2020 Amendment mean Class A common stock of KKR & Co. Inc. and references to "Series I preferred stock" and "Series II preferred stock" for periods prior to the 2020 Amendment mean Class B common stock and Class C common stock of KKR & Co. Inc., respectively. See Note 22 "Equity."

Acquisition of Global Atlantic Financial Group

In July 2020, KKR and Global Atlantic Financial Group Limited entered into a strategic transaction whereby KKR agreed to acquire Global Atlantic, a leading retirement and life insurance and reinsurance company. The transaction, which closed on February 1, 2021 (the "GA Acquisition Date"), was funded with a combination of: (i) cash on hand, (ii) proceeds from syndication of the equity interests in Global Atlantic to minority co-investors, (iii) proceeds from the offering of $1,150 million of 6.00% Series C Mandatory Convertible Preferred Stock by KKR & Co. Inc. and (iv) proceeds from the offering of $750 million aggregate principal amount of 3.500% Senior Notes due 2050 by KKR Group Finance Co. VIII LLC.

Global Atlantic's results are included in KKR's consolidated financial statements commencing from the GA Acquisition Date. Refer to Note 3 "Acquisition of Global Atlantic" for additional information on the transaction.

Notes to Financial Statements (Continued)

References herein to "KKR," refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise such as in sections where it refers to the asset management business only.

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership. KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc., and holders of other exchangeable securities through KKR Holdings II L.P. As of December 31, 2021, KKR & Co. Inc. held indirectly approximately 69.6% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership may continue to change as KKR Holdings and the holders of other exchangeable securities exchange their KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

The following table presents the effect of changes in the ownership interest in the KKR Group Partnership on KKR:

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to KKR & Co. Inc.	$4,666,476	$2,002,509	$2,005,049
Transfers from noncontrolling interests:
Exchange of KKR Group Partnership shares held by KKR Holdings L.P.(1)	530,511	288,930	161,270
Change from net income (loss) attributable to KKR & Co. Inc. and transfers from noncontrolling interests held by KKR Holdings	$5,196,987	$2,291,439	$2,166,319
(1) Increase in KKR's stockholders' equity for exchange of 16,900,330, 14,754,852, and 8,699,894 KKR Group Partnership units for the years ended December 31, 2021, 2020, and 2019, respectively, held by KKR Holdings L.P., inclusive of deferred taxes.

Reorganization Agreement

On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management LLP (which holds the sole outstanding share of Series I preferred stock), KKR Associates Holdings L.P. and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it, (b) the future elimination of voting control by KKR Management LLP and its ownership of the Series I preferred stock, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. In particular, the Reorganization Agreement provides for:

i.a simplifying reorganization of KKR’s current corporate structure whereby all holders of common stock of KKR & Co. Inc. immediately prior to such reorganization and all holders of interests in KKR Holdings immediately prior to such reorganization will receive the same common stock in a new parent company of KKR (“New KKR Parent”),

ii.the future elimination of control of New KKR Parent by KKR Management LLP by having all voting power vested in the common stock of New KKR Parent on a one vote per share basis on the Sunset Date (as defined below),
iii.also on the Sunset Date, the future acquisition of control by KKR of KKR Associates Holdings L.P, the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool,

iv.the termination of KKR's tax receivable agreement with KKR Holdings other than with respect to exchanges prior to the closing of the mergers contemplated by the Reorganization Agreement, and

v.in the merger of KKR Holdings with a subsidiary of New KKR Parent (the “Holdings Merger”), the issuance to limited partners of KKR Holdings of 8.5 million shares (as adjusted for any stock splits or similar adjustments) of common stock of New KKR Parent, which will not be transferrable (except in the case of death or for estate planning purposes) prior to the Sunset Date.

Notes to Financial Statements (Continued)
The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both Mr. Henry Kravis and Mr. George Roberts (collectively, "Co-Founders") has occurred (or any earlier date consented to by KKR Management LLP in its sole discretion). In addition, KKR Management LLP agreed not to transfer its ownership of the sole share of Series I preferred stock. The transactions contemplated to occur under the Reorganization Agreement (including the establishment of New KKR Parent, the Holdings Merger, the termination of the tax receivable agreement except with respect to exchanges of Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement. The consummation of the merger transactions is subject to the receipt of regulatory approvals and other conditions to closing as provided in the Reorganization Agreement. While the Sunset Date itself is expected to occur after, and is conditioned upon, the completion of the merger transactions contemplated by the Reorganization Agreement, the changes to occur effective on the Sunset Date will be unconditional commitments upon the completion of the merger transactions.

Notes to Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements (referred to hereafter as the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
KKR consolidates the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds, Global Atlantic’s insurance companies and certain other entities including CFEs. References in the accompanying financial statements to "principals" are to KKR's current and former employees who hold interests in KKR's business through KKR Holdings. References to Global Atlantic hereafter includes the insurance companies of Global Atlantic, which are consolidated by KKR starting on the GA Acquisition Date (refer to Note 3 "Acquisition of Global Atlantic" for additional information on the transaction).
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
In addition, in connection with the Global Atlantic acquisition, we organized our business into two segments: Asset Management and Insurance. Global Atlantic’s operations constitute the Insurance segment. See Note 21 "Segment Reporting."
The summary of the significant accounting policies has been organized considering the two-tiered approach and includes a section for common accounting policies and an accounting policy section for each of the two tiers when a policy is specific to one of the tiers.
In the ordinary course of business, KKR’s Asset Management business and Global Atlantic enter into transactions with each other, which may include transactions pursuant to their investment management agreements and financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR. All the investment management and financing arrangements between KKR and Global Atlantic are eliminated in consolidation; however, KKR's allocated share of the net income from the consolidation of Global Atlantic is increased by the amount of fees earned from and decreased by the amount of interest expense incurred from noncontrolling interest holders in Global Atlantic. Accordingly, the elimination of these fees and interest impacts the net income (loss) attributable to KKR and KKR stockholders' equity for the pro-rata ownership of the noncontrolling interests in Global Atlantic.
All intercompany transactions and balances have been eliminated.
SIGNIFICANT ACCOUNTING POLICIES - COMMON AMONG ASSET MANAGEMENT AND INSURANCE
COVID-19 and Global Economic and Market Conditions
The novel strain of coronavirus ("COVID-19") has caused, and continues to cause in certain cases, severe disruptions to the U.S. and global economies. The outbreak of COVID-19 and the actions taken in response have had far reaching impact on the U.S. and global economies, contributing to significant volatility in the financial markets, resulting in increased volatility in currencies, interest rates, and equity prices (including our common stock). Shutdowns in some locations has caused furloughs and layoffs. Furthermore, supply chain disruptions has caused wage, freight and material prices to rise, resulting in margin pressure in certain sectors. Although a number of vaccines for COVID-19 have been developed and have been deployed in certain countries, including the United States, the timing for widespread vaccination and immunity is uncertain, and these vaccines may be less effective against new mutated strains of the virus.
Given the ongoing nature of the pandemic, at this time KKR cannot reasonably predict the ultimate impact that COVID-19 will have on KKR’s business, financial performance and operating results. The estimates and assumptions underlying the

Notes to Financial Statements (Continued)
consolidated financial statements are based on the information available as of December 31, 2021 for the current period and as of December 31, 2020 or December 31, 2019, as applicable. Actual events could differ materially from those estimated or assumed for purposes of KKR's financial reporting.
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

Notes to Financial Statements (Continued)
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
In the first quarter of 2021, KKR invested approximately $20 million in the sponsor shareholder of KKR Acquisition Holdings I Corp., a special purpose acquisition company ("SPAC"). The sponsor shareholder is a limited liability company whose only assets are equity securities of the SPAC. The investors in the sponsor shareholder are KKR and an unaffiliated investor. KKR is not the managing member of the sponsor shareholder, and KKR does not have the sole power to direct the activities that most significantly impact the sponsor shareholder. As such, KKR treats its investment in the sponsor shareholder as an equity method investment.
In the fourth quarter of 2021, as a result of the consummation of an all-primary equity offering by KREF, KKR no longer owns at least 25% of the outstanding shares of KREF common stock and, as a result, the previous right to have voting power equal to a majority of votes to cast in an election of directors pursuant to the share of special voting preferred stock held by it, as well as its right to nominate at least half of the directors to KREF’s board of directors pursuant to the stock holders agreement between KREF and certain of its stockholders, terminated as of November 1, 2021. As a result of these actions, KKR no longer holds a controlling financial interest in KREF. Upon deconsolidation of KREF, KKR recognized a gain of $54 million, which is included in Net Gains (Losses) from Investment Activities. KKR will retain an equity method investment in KREF, for which the fair value option was elected and which is classified as Level I in the fair value hierarchy.
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

Cash and Cash Equivalents
Generally KKR considers all liquid short‑term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents includes cash held at consolidated entities, which represents cash that, although not legally restricted, is not available generally to fund liquidity needs of KKR, as the use of such funds is generally limited to the investment activities of KKR's investment funds and CFEs. In prior periods, those amounts were classified in a separate line "Cash and Cash Equivalents Held at Consolidated Entities" on the statement of financial condition, and the comparable information have been recasted to current presentation. The carrying values of cash and cash equivalents are considered to be reasonable estimates of their fair values.

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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
by utilizing a discounted cash flow methodology or methodologies that incorporate market multiples of certain comparable companies.

KKR tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below its reportable segments. Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the Insurance Segment. See Note 21 "Segment Reporting".

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

Notes to Financial Statements (Continued)
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
The tax benefit related to unrealized gains (losses) on available-for-sale securities was $88 million for year ended December 31, 2021.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Energy Investments held by KKR
On August 18, 2020, KKR transferred all the working and royalty interests in oil and natural gas properties, which were directly held by KKR and not held through investment funds, into a consolidated investment fund. Before the transfer, oil and natural gas activities were accounted for under the successful efforts method of accounting and such working and royalty interests were consolidated based on the proportion of the working and royalty interests held by KKR. Subsequent to the transfer, such working and royalty interests are carried at fair value in accordance with ASC 946, Financial Services - Investment Companies, and recorded within investments in the consolidated statements of financial condition. Any changes in fair value are recorded within Net Gains (Losses) from Investment Activities in the consolidated statements of operations. No gain or loss has been recorded in the consolidated statement of operations as result of the transfer. KKR recognized the differential between the net carrying value of such working and royalty interests and the fair value at the time of the transfer within stockholders' equity. This transaction resulted in an adjustment to KKR Group Partnership's equity, and accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings were adjusted for their proportionate share based on their ownership in KKR Group Partnership at the time of transfer. See the consolidated statements of changes in equity and Note 22 "Equity". The fair value has been determined in accordance with KKR’s Level III Valuation Methodologies.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2021, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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
Revenues
For the years ended December 31, 2021, 2020 and 2019, respectively, revenues consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Management Fees	$1,301,975	$965,664	$824,903
Fee Credits	(464,594)	(299,415)	(340,900)
Transaction Fees	1,552,621	950,205	914,329
Monitoring Fees	134,472	127,907	106,289
Incentive Fees	55,701	10,404	—
Expense Reimbursements	178,572	149,522	169,415
Oil and Gas Revenue	—	21,054	47,153
Consulting Fees	91,407	81,450	69,286
Total Fees and Other	2,850,154	2,006,791	1,790,475

Carried Interest	5,388,354	1,719,527	2,041,847
General Partner Capital Interest	1,454,060	504,573	388,578
Total Capital Allocation-Based Income (Loss)	6,842,414	2,224,100	2,430,425

Total Revenues - Asset Management	$9,692,568	$4,230,891	$4,220,900

Notes to Financial Statements (Continued)
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
(2)For amounts classified in Other Assets, see Note 14 "Other Assets and Accrued Expenses and Other Liabilities." For amounts classified in Due from Affiliates, see Note 20 "Related Party Transactions."

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
Fee Credits
Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses") and generally amount to 80% for older funds formed on or prior to January 1, 2015, or 100% for newer funds, of allocable monitoring and transaction fees after broken-deal expenses are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken-deal expenses. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee credits are recorded as a reduction of revenues in the consolidated statement of operations. Fee Credits owed to investment funds are recorded in Due to Affiliates on the consolidated statements of financial condition. See Note 20 "Related Party Transactions."
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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
KKR earns management fees, incentive fees and capital allocation-based income (loss) from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31, 2021, 2020, and 2019, over 10% of consolidated revenues were earned in the United States. For the year ended December 31, 2021, 67%, 12% and 21% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2020, 59%, 21%, and 20% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2019, 55%, 22%, and 23% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.

For the year ended December 31, 2021, revenues from two of KKR’s flagship private equity funds contributed more than
10% of KKR's total consolidated revenues representing approximately $4.5 billion of total consolidated revenues. For the year ended December 31, 2020, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $1.6 billion of total consolidated revenues. For the year ended December 31, 2019, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $1.1 billion of total consolidated revenues.

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

Notes to Financial Statements (Continued)
carried interest remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased above 65% only with the approval of a majority of KKR & Co. Inc.'s independent directors.
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Most of these awards are subject to service-based vesting typically over a three to five-year period from the date of grant, while in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements. KKR considers both historical volatility and implied volatility in estimating expected volatility. All these awards are equity-classified and the related expense is recognized in Compensation and Benefits. The total tax benefit recognized in the income statement for equity based compensation was $66.9 million, $26.7 million, and $50.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

Investments include the following: U.S. government and agency obligations; commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), collateralized loan obligations (“CLOs"), collateralized bond obligations ("CBOs"), and all other structured securities, consisting primarily of asset-backed securities ("ABS") (collectively, "structured securities"); corporate bonds; state and political subdivision obligations; foreign government obligations; equity securities; mortgage and other loan receivables; policy loans; and other non-derivative investments.

Available-for-sale fixed maturity securities

Global Atlantic primarily accounts for its fixed maturity securities (including bonds, structured securities and redeemable preferred stock) as available-for-sale ("AFS"). AFS fixed maturity securities are generally recorded on a trade-date basis and are carried at fair value. Impairment associated with AFS fixed maturity securities is recognized as an allowance for credit losses. The allowance for credit losses is established either by a charge to net investment-related losses in the consolidated statements of operations, for securities identified as credit impaired after purchase, or by a gross-up recognition of an initial allowance for purchased credit deteriorated ("PCD") securities.

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

Unrealized gains and losses on AFS fixed maturity securities, net of tax and insurance intangible amortization, are reported in accumulated other comprehensive income ("AOCI") in the consolidated statements of financial condition. Realized investment gains and losses are recognized on a first-in first-out ("FIFO") basis and are reported in net investment-related losses in the consolidated statements of operations. The amortized cost of fixed maturity securities is adjusted for impairment charge-offs, amortization of premiums and accretion of discounts. Such amortization and accretion is calculated using the effective yield method and included in net investment income in the consolidated statements of operations.

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

Notes to Financial Statements (Continued)
Trading fixed maturity securities

Global Atlantic accounts for certain fixed maturity securities as trading at acquisition, based on intent or via the election of the fair value option. Trading securities are generally recorded on a trade-date basis and are carried at fair value, with realized and unrealized gains and losses reported in net investment-related gains (losses) in the consolidated statements of operations. Interest income from these securities is reported in net investment income. Trading securities, which are primarily used to match asset and liability accounting, back funds withheld payable at interest where the investment performance is ceded to reinsurers under the terms of the respective reinsurance agreements.

Equity securities

Global Atlantic accounts for its investments in equity securities (including common stock and non-redeemable preferred stock) that do not require equity method accounting or result in consolidation, at fair value. Realized and unrealized investment gains and losses are reported in net investment-related gains (losses) in the consolidated statements of operations.

Mortgage and other loan receivables

Global Atlantic purchases and originates mortgage and other loan receivables, and these loans are carried at cost, less the allowance for credit losses and as adjusted for amortization/accretion of premiums/discounts. The allowance for credit losses is established either by a charge to net investment-related losses in the consolidated statements of operations or, for PCD mortgage and other loan receivables, by a gross-up recognition of the initial allowance in the consolidated statements of financial condition.

PCD mortgage and other loan receivables are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. PCD mortgage and other loan receivables also include those mortgage and other loan receivables previously held by Global Atlantic that were similarly assessed at the time of the GA Acquisition. The initial amortized cost for a PCD mortgage or other loan receivable equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a method consistent with that used for other similar loans. See further discussion of allowance methods below. After purchase, the accounting for a PCD mortgage or other loan receivable is consistent with that applied to all other mortgage and other loan receivables. As part of the GA Acquisition, Global Atlantic identified $3.7 billion of PCD mortgage and other loan receivables with a related allowance of $120.3 million. The initial allowance on the non-PCD mortgage and other loan receivables was recognized outside the purchase accounting analysis and had an impact on the consolidated statement of operations of $183.6 million.

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

Notes to Financial Statements (Continued)
life of the underlying assets. In applying the equity method, Global Atlantic uses financial information provided by the investee, generally on a one to three month lag due to the timing of the receipt of related financial statements.

The income from Global Atlantic’s equity method investments is included in net investment income in the consolidated statements of operations. In limited circumstances, Global Atlantic elects to apply the fair value option to investment partnerships, which are carried at fair value with unrealized gains and losses reported in net investment-related gains (losses) in the consolidated statements of operations. The contributions to and distributions from investment partnerships are classified as investing activities within the consolidated statements of cash flows.

Global Atlantic consolidates investment partnerships and other entities when it is deemed to control or is considered the primary beneficiary of a VIE. The results of certain consolidated investment entities are reported on a one to three month lag and intervening events are evaluated for materiality and recognition by disclosure or otherwise, as appropriate.

Included in other investments are Global Atlantic’s investments in renewable energy entities, including partnerships and limited liability companies. Respective investments are consolidated when Global Atlantic has control, or are accounted for using the equity method of accounting when Global Atlantic has the ability to exercise significant influence but not control. These investments involve tiered capital structures that facilitate a waterfall of returns and allocations to ensure the efficient use of tax credits. A conventional income statement oriented approach to the equity method of accounting, or to the recognition of non-controlling interests (when Global Atlantic is consolidating the investment), based on ownership percentages does not accurately reflect the proper allocation of income and cash flows for these investments. Instead, Global Atlantic uses the HLBV which is a balance sheet oriented approach to the equity method of accounting and to the recognition of non-controlling interests that allocates income and cash flows based on changes to each investor’s claim to net assets assuming a liquidation of the investee as of each reporting date, including an assessment of the likelihood of liquidation in determining the contractual provisions to utilize when applying the HLBV method.

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

Global Atlantic has investments in real estate held in consolidated investment companies that account for such real estate at fair value under investment company accounting. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Certain real estate investments are valued based on ranges of valuations determined by independent valuation firms. Net rental income on the investments in real estate is recognized in net investment income and changes in the fair value of real estate are recognized in net investment-related gains (losses) in the consolidated statements of operations.

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

Derivative instruments are recognized at estimated fair value in either funds withheld receivable at interest, other assets, funds withheld payable at interest or accrued expenses and other liabilities in the consolidated statements of financial condition, with changes in fair value recorded in net investment-related gains (losses) in the consolidated statements of operations. Where

Notes to Financial Statements (Continued)
certain qualifying criteria are met, some derivative instruments are designated as accounting hedges and are recognized at estimated fair value in derivative assets or accrued expenses and other liabilities in the consolidated statements of financial condition. For derivative instruments designated as fair value hedges, changes in fair value are recognized in the consolidated statements of operations, in the same line where the hedged item is reported. For derivative instruments designated as cash flow hedges, changes in fair value are initially recognized in accumulated other comprehensive income (loss) in the consolidated statements of financial condition and subsequently reclassified to the consolidated statements of operations when the hedged item affects earnings, in the same line item where the hedged item is reported.

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

Investment credit losses and impairment

Available-for-sale fixed maturity securities

One of the significant estimates related to AFS securities is the evaluation of those investments for credit losses. The evaluation of investments for credit losses is a quantitative and qualitative quarterly process that is subject to risks and uncertainties and involves significant estimates and judgments by management. Changes in the estimates and judgments used in such analysis can have a significant impact on the consolidated statements of operations. Considerations relevant to the evaluation of credit losses may include the severity of any loss position, as well as changes in market interest rates, changes in business climate, management changes, litigation, government actions, and other similar factors that may impact an issuer’s ability to meet current and future principal and interest obligations. Indicators of credit impairment may also include changes in credit ratings, the frequency of late payments, pricing levels and deterioration in any, or a combination of, key financial ratios, financial statements, revenue forecasts and cash flow projections.

For AFS fixed maturity securities in an unrealized loss position, Global Atlantic first considers the intent to sell a security, or whether it is more-likely-than-not that it will be required to sell the security, before the recovery of its amortized cost. If Global Atlantic intends to sell an AFS fixed maturity security with an unrealized loss or it is more-likely-than-not that it will be required to sell an AFS fixed maturity security with an unrealized loss before recovery of its amortized cost basis, the amortized cost is written down to fair value and a corresponding charge is recognized to net investment-related losses.

For AFS fixed maturity securities in an unrealized loss position that Global Atlantic does not intend to sell, and will not be required to sell, Global Atlantic bifurcates the impairment into two components: credit impairment and non-credit impairment. Credit impairments are measured as the difference between the security’s cost or amortized cost and its estimated recoverable value, which is the present value of its expected future cash flows discounted at the current effective interest rate. The estimated recoverable value is subject to a floor equal to the fair value of the security. The remaining difference between the security’s fair value and the recoverable value, if any, is the non-credit impairment. Credit impairments are recognized in the allowance for credit losses on AFS fixed maturity securities, which is established via a charge to net investment-related losses in the consolidated statements of operations, and non-credit impairments are charged to accumulated other comprehensive income in the consolidated statements of financial condition.

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

In periods subsequent to the initial recognition of an allowance for credit losses on a fixed maturity security, whether for a PCD security or a security impaired since purchase, Global Atlantic continues to monitor credit loss expectations. Deterioration in the estimated recoverable value of a credit impaired security is recognized as an addition to the allowance for credit losses, as limited by the amount by which the security’s fair value is less than amortized cost. Improvements in the estimated recoverable value of a credit impaired security or improvements in the fair value of a credit impaired security that limit the amount of the allowance result in reductions in the allowance for credit losses, which are recognized as a credit to net investment-related gains in the consolidated statements of income.

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)

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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

The cost of reinsurance, which is the difference between the amount paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts, is deferred and amortized over the reinsurance contract period for short-duration contracts, or over the terms of the reinsured policies on a basis consistent with the reporting of those policies for long-duration contracts. Cost of reinsurance assets and liabilities are reported in insurance intangibles and policy liabilities in the consolidated statements of financial condition, respectively. Reinsurance contracts do not relieve Global Atlantic from its obligations to policyholders, and failure of reinsurers to honor their obligations could result in losses to Global Atlantic; consequently, allowances are established for expected credit losses, via a charge to policy benefits and claims in the consolidated statements of operations. Global Atlantic’s funds withheld receivable at interest and reinsurance recoverable assets are reviewed for expected credit losses by considering credit ratings for each reinsurer, historical insurance industry specific default rate factors, rights of offset, expected recovery rates upon default and the impact of other terms specific to the reinsurance arrangement.

For funds withheld and modified coinsurance agreements, the Company has the right to receive or obligation to pay the total return on assets supporting the funds withheld receivable at interest or funds withheld payable at interest. This indirectly exposes the Company to the credit risk of the underlying assets. As a result, funds withheld coinsurance and modified coinsurance agreements are viewed as total return swaps and treated as embedded derivatives. Embedded derivatives are required to be separated from the host contracts and measured at fair value with changes in fair value recognized in net income. Generally, the embedded derivative is measured as the difference between the fair value of the underlying assets and the carrying value of the host contract at the balance sheet date. The fair value of the embedded derivative is included in the funds withheld receivable at interest or the funds withheld payable at interest on the consolidated balance sheets. Changes in the fair value of the embedded derivative are reported in operating activities on the consolidated statements of cash flows.

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

Global Atlantic primarily earns revenues from premiums, policy fees, income from investments, and other administration, management, and distribution fees. For the year ended December 31, 2021, Global Atlantic’s revenue was sourced in its entirety from the Americas (100%), based on the geographic region of the reporting subsidiary company. Additionally, none of Global Atlantic’s customers contributed more than 10% of KKR's total consolidated revenues and predominantly all of Global Atlantic’s fixed assets are located in the United States.

Other income

Other income is primarily comprised of expense allowances on ceded reinsurance, administration fees, management fees and distribution fees.

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

The provisions of the CARES Act, as amended by the Consolidated Appropriations Act, also permit financial institutions to suspend requirements under U.S. GAAP for loan modifications that otherwise would be categorized as troubled debt restructurings (“TDRs”) if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the

Notes to Financial Statements (Continued)
modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan, provided the modifications are made between March 1, 2020 and the earlier of 60 days after the end of the national emergency related to the COVID-19 pandemic or January 1, 2022. Global Atlantic has applied this guidance to loan forbearance requests that meet the requirements.

See Note 7 “Investments” for additional information on loan modifications.

Simplifying the accounting for income taxes

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. This guidance eliminates the exceptions to the incremental approach, to accounting for basis differences when there are changes in ownership of foreign investments, and to interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of tax guidance related to franchise taxes, transactions with government entities, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2020, including interim period within those fiscal years. KKR adopted the standard effective January 1, 2021. The adoption of this new guidance did not have a significant impact on the financial statements.

Reference rate reform

In March 2020, the FASB issued new guidance to ease the accounting implications of the transition away from the London Interbank Offering Rate, or “LIBOR,” and other reference rates, which were discontinued in 2021 (other than for U.S. dollar LIBORs, which are expected to be extended until June 2023 except for the one-week and two-month tenors). The new guidance offers a variety of optional expedients and exceptions related to accounting for contract modifications and hedging relationships. These expedients and exceptions apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new guidance is effective for contract modifications made and hedging relationships existing or entered into from January 1, 2020 through December 31, 2022.
KKR is currently evaluating the impact of this guidance on its consolidated financial statements.
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

(1) more timely recognition of assumption changes in the liability for future policy benefits and use of a current rate for the discounting of future cash flows – The assumptions used to calculate the liability for future policy benefits on traditional and limited-payment contracts are required to be reviewed and updated periodically (versus set at inception and not changed under the current guidance). Cash flow assumptions are required to be reviewed at least annually with the impact recognized in net income. The standard also prescribes that the discount rate assumption should be based on a current upper-medium grade (i.e., low credit risk) fixed income instrument yield (e.g., a single A credit-rating) with the impact recognized in other comprehensive income ("OCI").
(2) standardization and improvement in the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts – The new guidance creates a new category of benefits referred to as market risk benefits, which are contracts or contract features that provide both protection to the policyholder from capital market risk and expose the insurer to other-than-nominal capital market risk. Market risk benefits are required to be measured at fair value with the change in fair value recognized in net income, except for changes in the entity’s non-performance risk, which is recognized in OCI.

(3) simplification of the amortization of deferred acquisition costs - DAC and other similar actuarial balances (e.g., deferred sales inducements) for life and annuity contracts are required to be amortized on a constant basis over the term of the related contracts.

(4) enhanced disclosures – Additional disclosures are required including disaggregated roll-forwards of significant insurance liabilities as well as disclosures about significant inputs, judgments, assumptions and methods used in measurement.

Notes to Financial Statements (Continued)
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
Global Atlantic intends to implement this standard using the retrospective approach for the liability for future policy benefits, deferred acquisition costs and market risk benefits with an adoption date of January 1, 2023. Global Atlantic has completed the design and planning phase of its implementation effort and has begun detailed implementation activities. Global Atlantic has established a governance framework to manage the implementation activities and support timely application of the guidance. Global Atlantic has made progress in the following areas:
•High level impact assessment;

•Identification of key accounting policy decisions;

•Evaluation and selection of actuarial system solutions;

•Development of detailed business requirements document inclusive of roll-forward disclosures; and

•Preliminary modeling of market risk benefits.

Global Atlantic continues to evaluate the impact of this guidance but anticipates that the new standard will have a material impact on the consolidated financial statements. The new guidance is expected to increase financial statement volatility primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity’s non-performance risk, which is recognized in OCI. In addition, the new guidance is expected to have a significant impact on Global Atlantic’s systems, processes and controls.

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

The GA Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Goodwill of $497.1 million has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired less the amounts attributable to noncontrolling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the GA Acquisition. The goodwill recorded is not expected to be deductible for tax purposes and it has been allocated to the Insurance segment.

Notes to Financial Statements (Continued)
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the GA Acquisition Date:

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

Measurement Period Adjustments
KKR finalized the valuation of the acquired assets and assumed liabilities in December 2021. During the second quarter of 2021, KKR recognized measurement period adjustments to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments also reflected the increase in the total consideration transferred of $58 million as a result of final purchase price adjustments. Measurement period adjustments consist primarily of a $50 million increase in the value of distribution agreements acquired, a $63 million increase in policy liabilities, a $25 million increase in investments, and a $46 million increase in goodwill. The related impact to net income that would have been recognized in previous periods if the adjustments were recognized as of the GA Acquisition Date was not material to the consolidated financial statements.
KKR performed a valuation of the acquired investments, policy liabilities, VOBA, other identifiable intangibles, and funds withheld at interest payables and receivables. The following is a summary of significant inputs to the valuation:

Notes to Financial Statements (Continued)
Investments
Global Atlantic’s investment portfolio primarily consists of fixed maturity securities, mortgage and other loan receivables, equity securities, and investments in real assets such as renewable energy and transportation assets. All of the assets included within the investment portfolio were measured and reported at their fair values on the GA Acquisition Date consistent with the valuation methodologies discussed in Note 2 "Summary of Significant Accounting Policies." As a result, the cost basis of each respective investment was reset to equal fair value on the GA Acquisition Date.
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
Value of business acquired ("VOBA")
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

As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues of $6.5 billion and net income before allocation to noncontrolling interest holders of $406.4 million, respectively, are included in the consolidated statement of operations for the year ended December 31, 2021.

Pro- Forma Financial Information

Pro-forma financial information for the year ended December 31, 2021 and December 31, 2020 are presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assumes the GA Acquisition occurred as of January 1, 2020. The pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Years Ended
	December 31,
	2021	2020
Total Revenues	$16,750,326	$10,877,373
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$4,654,690	$2,125,464

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
The following table summarizes total Net Gains (Losses) from Investment Activities for the years ended December 31, 2021, 2020 and 2019, respectively:

	For the Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$1,694,796	$2,679,388	$4,374,184
Credit (1)	148,301	(111)	148,190
Investments of Consolidated CFEs (1)	62,075	134,174	196,249
Real Assets (1)	489,613	260,728	750,341
Equity Method - Other (1)	477,344	618,906	1,096,250
Other Investments (1)	(334,948)	949,664	614,716
Foreign Exchange Forward Contracts and Options (2)	(28,829)	574,067	545,238
Securities Sold Short (2)	38,698	27,773	66,471
Other Derivatives (2)	(148,245)	71,211	(77,034)
Debt Obligations and Other (3)	(16,596)	22,914	6,318
Net Gains (Losses) From Investment Activities	$2,382,209	$5,338,714	$7,720,923

	For the Year Ended December 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$951,361	$3,655,820	$4,607,181
Credit (1)	(86,512)	(164,764)	(251,276)
Investments of Consolidated CFEs (1)	(188,506)	102,798	(85,708)
Real Assets (1)	36,784	(122,147)	(85,363)
Equity Method - Other (1)	(137,649)	652,334	514,685
Other Investments (1)	(335,841)	156,396	(179,445)
Foreign Exchange Forward Contracts and Options (2)	123,681	(455,777)	(332,096)
Securities Sold Short (2)	(145,137)	(22,747)	(167,884)
Other Derivatives (2)	(95,831)	(106,913)	(202,744)
Debt Obligations and Other (3)	40,589	(215,135)	(174,546)
Net Gains (Losses) From Investment Activities	$162,939	$3,479,865	$3,642,804

	For the Year Ended December 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$261,920	$2,849,031	$3,110,951
Credit (1)	(92,114)	(150,881)	(242,995)
Investments of Consolidated CFEs (1)	(57,230)	270,268	213,038
Real Assets (1)	93,848	(128,393)	(34,545)
Equity Method - Other (1)	70,385	540,775	611,160
Other Investments (1)	53,688	(240,548)	(186,860)
Foreign Exchange Forward Contracts and Options (2)	161,175	20,309	181,484
Securities Sold Short (2)	54,707	(53,483)	1,224
Other Derivatives (2)	(19,584)	(36,918)	(56,502)
Debt Obligations and Other (3)	(29,449)	(405,622)	(435,071)
Net Gains (Losses) From Investment Activities	$497,346	$2,664,538	$3,161,884
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

The components of net investment income were as follows:

Year Ended
December 31, 2021
Fixed maturity securities – interest and other income	$2,262,326
Mortgage and other loan receivables	952,951
Investments in transportation and other leased assets	208,057
Short-term and other investment income	54,785
Policy loans	35,411
Investments in real estate	16,101
Investments in renewable energy	142,095
Equity securities – dividends and other income	1,492
Income assumed from funds withheld receivable at interest	79,989
Income ceded to funds withheld payable at interest	(461,505)
Gross investment income	3,291,702
Less investment expenses:
Investment management and administration	272,321
Transportation and renewable energy asset depreciation and maintenance	171,306
Interest expense on derivative collateral and repurchase agreements	2,452
Net investment income	$2,845,623

6. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related (losses) gains from insurance operations primarily consists of (i) realized gains and (losses) from the disposal of investments, (ii) unrealized gains and (losses) from investments held for trading, equity securities, or with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and (losses) on funds withheld at interest, (iv) unrealized gains and (losses) from derivatives not designated in an hedging relationship, and (v) allowances for credit losses, and other impairments of investments.

Net investment-related gains (losses) were as follows:

Year Ended
December 31, 2021
Realized gains (losses) on equity investments	$511,247
Realized gains (losses) on available-for-sale fixed maturity debt securities	(201,411)
Credit loss allowances on AFS securities	25,316
Credit loss allowances on mortgage and other loan receivables	(252,979)
Credit loss allowances on unfunded commitments	(21,675)
Unrealized gains (losses) on fixed maturity securities classified as trading	(118,714)
Unrealized gains (losses) on investments recognized under the fair-value option	75,176
Net gains (losses) on derivative instruments	222,745
Realized gains (losses) on funds withheld at interest, payable portfolio	(30,015)
Realized gains (losses) on funds withheld at interest, receivable portfolio	12,418
Other realized gains (losses)	(18,355)
Net investment-related gains (losses)	$203,753

Notes to Financial Statements (Continued)
Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Year Ended December 31, 2021
	Corporate	Structured	Total
Balance, as of beginning of period(1)	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	3,238	55,271	58,509
Initial credit loss allowance recognized on PCD securities	—	8,072	8,072
Accretion of initial credit loss allowance on PCD securities	—	2,782	2,782
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(18,300)	(18,300)
Net additions / reductions for securities previously impaired	—	(83,825)	(83,825)
Balance, as of end of period	$3,238	$84,895	$88,133

(1)Includes securities designated as purchased credit impaired as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Year Ended December 31, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$58,203	$62,056	$—	$120,259
Net provision	7,767	10,024	235,188	252,979
Loans purchased with credit deterioration	—	799	837	1,636
Charge-offs	—	(797)	—	(797)
Balance, as of end of period	$65,970	$72,082	$236,025	$374,077

(1) Includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of AFS fixed maturity securities were as follows:

Year Ended December 31, 2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$17,946,293
Gross gains	45,532
Gross losses	(187,619)

Notes to Financial Statements (Continued)
7. INVESTMENTS
Investments consist of the following:

	December 31, 2021	December 31, 2020
Asset Management
Private Equity	$25,685,750	$20,470,123
Credit	7,949,573	11,203,905
Investments of Consolidated CFEs	22,076,809	17,706,976
Real Assets	12,500,749	6,096,618
Equity Method - Other	4,877,592	4,471,441
Equity Method - Capital Allocation-Based Income	11,539,945	6,460,430
Other Investments	4,145,096	2,865,222
Investments - Asset Management	$88,775,514	$69,274,715

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$68,870,886	$—
Mortgage and other loan receivables	28,876,759	—
Fixed maturity securities, trading, at fair value(2)	13,753,573	—
Other investments	8,208,566	—
Funds withheld receivable at interest	2,999,448	—
Policy loans	765,310	—
Equity securities at fair value	289,133	—
Investments - Insurance	$123,763,675	$—

Total Investments	$212,539,189	$69,274,715

(1) Amortized cost of $71.2 billion, net of credit loss allowances of $88.1 million.
(2) Amortized cost of $13.9 billion.

As of December 31, 2021 and 2020, there were no investments which represented greater than 5% of total investments.

For certain disclosures a comparison to prior period is not provided when the amounts relate to investments held by Global Atlantic, which was acquired by KKR on February 1, 2021.

Equity Method

KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the year ended December 31, 2021, there was no impairment charge related to equity method investments. During the year ended December 31, 2020, KKR recognized an $88.3 million impairment charge in Net Gains (Losses) from Investment Activities to reduce the carrying value of one of its equity method investments that is accounted for under the equity method of accounting to its fair value. KKR determined that the growth expectations of the investment had declined significantly and the estimated fair value of the investment had declined meaningfully. Therefore, KKR performed a valuation to determine whether the fair value of the investment had declined below its carrying value using a discounted cash flow analysis, a Level III fair value methodology. Based on the discounted cash flow analysis, KKR concluded that the fair value of its investment had declined below is carrying value and that the decline was other than temporary.

Summarized Financial Information

KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2021,
2020, and 2019, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.

Notes to Financial Statements (Continued)
The following table shows summarized financial information relating to the statements of financial condition for all of
KKR's equity method investments assuming 100% ownership as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Asset Management
Total Assets	$154,165,237	$127,447,298
Total Liabilities	$20,176,773	$25,934,871
Total Equity	$133,988,464	$101,512,427

Insurance
Total Assets	$14,031,374	$—
Total Liabilities	$3,360,701	$—
Total Equity	$—	$—

The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Asset Management
Investment Related Revenues	$5,812,879	$3,957,091	$2,552,266
Other Revenues	3,919,200	3,526,681	5,132,796
Investment Related Expenses	2,504,491	2,347,521	1,385,870
Other Expenses	2,949,799	2,534,041	4,066,713
Net Realized and Unrealized Gain/(Loss) from Investments	31,380,451	8,007,682	10,532,988
	$35,658,240	$10,609,892	$12,765,467

Insurance
Revenues	$1,225,099	$—	$—
Expenses	588,724	—	—
	$636,375	$—	$—

Net Income (Loss)	$36,294,615	$10,609,892	$12,765,467

Fixed maturity securities

The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)(3)	Gross unrealized		Fair value
As of December 31, 2021			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$785,144	$—	$4,171	$(4,768)	$784,547
U.S. state, municipal and political subdivisions	5,122,651	—	42,286	(55,240)	5,109,697
Corporate	41,433,757	(3,238)	190,516	(688,648)	40,932,387
RMBS	7,703,030	(50,975)	126,662	(113,359)	7,665,358
CMBS	5,952,656	(282)	16,332	(56,523)	5,912,183
CBOs	3,111,620	(22,160)	6,862	(27,466)	3,068,856
CLOs	2,985,098	(639)	6,554	(5,776)	2,985,237
All other structured securities(1)	2,425,540	(10,839)	19,990	(22,070)	2,412,621
Total AFS fixed maturity securities	$69,519,496	$(88,133)	$413,373	$(973,850)	$68,870,886

(1)     Includes primarily asset-backed securities ("ABS").

Notes to Financial Statements (Continued)
(2)     Represents the cumulative amount of credit impairments that have been recognized in the consolidated statement of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(3)    Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(46.4) million.
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers.

The maturity distribution for AFS fixed maturity securities is as follows:

As of December 31, 2021	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$871,340	$869,287
Due after one year through five years	9,256,449	9,171,707
Due after five years through ten years	11,460,032	11,350,091
Due after ten years	25,750,493	25,435,546
Subtotal	47,338,314	46,826,631
RMBS	7,652,055	7,665,358
CMBS	5,952,374	5,912,183
CBOs	3,089,460	3,068,856
CLOs	2,984,459	2,985,237
All other structured securities	2,414,701	2,412,621
Total AFS fixed maturity securities	$69,431,363	$68,870,886

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

December 31, 2021
Purchase price of PCD securities acquired during the current period	$1,734,352
Allowance for credit losses at acquisition	128,967
Discount (premium) attributable to other factors	311,729
Par value	$2,175,048

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

Notes to Financial Statements (Continued)

	Less than 12 months		12 months or more		Total
As of December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$311,096	$(4,768)	$—	$—	$311,096	$(4,768)
U.S. state, municipal and political subdivisions	2,802,309	(55,240)	—	—	2,802,309	(55,240)
Corporate	30,385,514	(688,648)	—	—	30,385,514	(688,648)
RMBS	3,196,876	(113,359)	—	—	3,196,876	(113,359)
CBOs	2,152,790	(27,466)	—	—	2,152,790	(27,466)
CMBS	3,405,774	(56,523)	—	—	3,405,774	(56,523)
CLOs	1,172,330	(5,776)	—	—	1,172,330	(5,776)
All other structured securities	1,348,356	(22,070)	—	—	1,348,356	(22,070)
Total AFS fixed maturity securities in a continuous loss position	$44,775,045	$(973,850)	$—	$—	$44,775,045	$(973,850)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $77.0 million as of December 31, 2021. The single largest unrealized loss on AFS fixed maturity securities was $7.3 million as of December 31, 2021. Global Atlantic had 4,370 securities in an unrealized loss position as of December 31, 2021.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

As of
December 31, 2021
Commercial mortgage loans(1)	$13,824,772
Residential mortgage loans(1)	8,724,904
Consumer loans	5,617,925
Other loan receivables(1)(2)(3)	1,083,235
Total mortgage and other loan receivables	29,250,836
Allowance for credit losses(4)	(374,077)
Total mortgage and other loan receivables, net of allowance for loan losses	$28,876,759

(1)     Includes $805.4 million of loans carried at fair value using the fair value option as of December 31, 2021. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $794.1 million as of December 31, 2021.
(2)     As of December 31, 2021, other loan receivables consisted primarily of loans collateralized by aircraft of $850.1 million.
(3)     Includes $27.3 million of related party loans carried at fair value using the fair value option as of December 31, 2021. These loans had unpaid principal balances of $27.3 million as of December 31, 2021.
(4)    Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(77.9) million.

The maturity distribution for residential and commercial mortgage loans was as follows as of December 31, 2021:

Years	Residential	Commercial	Total mortgage loans
2022	$502,584	$1,166,088	$1,668,672
2023	37,144	1,103,246	1,140,390
2024	603,698	1,811,096	2,414,794
2025	17,401	1,191,208	1,208,609
2026	703,484	2,933,629	3,637,113
2027 and thereafter	6,860,593	5,619,505	12,480,098
Total	$8,724,904	$13,824,772	$22,549,676

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Notes to Financial Statements (Continued)
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	December 31, 2021
Pacific	$6,675,064
West South Central	2,675,890
South Atlantic	4,996,043
Middle Atlantic	3,142,973
East North Central	590,911
Mountain	1,957,099
New England	1,099,157
East South Central	1,035,764
West North Central	350,546
Other regions	26,229
Total by geographic region	$22,549,676

Mortgage loans - carrying value by property type	December 31, 2021
Residential	$8,724,904
Office building	4,185,146
Apartment	6,194,819
Industrial	1,981,713
Retail	780,071
Other property types	483,560
Warehouse	199,463
Total by property type	$22,549,676

As of December 31, 2021, Global Atlantic had $202.7 million of mortgage loans that were 90 days or more past due or in the process of foreclosure. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of December 31, 2021, there were $202.7 million of mortgage loans that were non-income producing.

As of December 31, 2021, 1% of residential mortgage loans have been granted forbearance due to COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the year ended December 31, 2021. Interest continues to accrue on loans in temporary forbearance.

As of December 31, 2021, Global Atlantic had $5.1 million of consumer loans that were delinquent by more than 120 days or in default.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

December 31, 2021
Purchase price of PCD loans acquired during the current period	$4,231,426
Allowance for credit losses at acquisition	121,895
Discount (premium) attributable to other factors	(136,174)
Par value	$4,217,147

Notes to Financial Statements (Continued)
Credit quality indicators

Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	December 31,
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
Residential mortgage loans
Current	$4,505,537	$1,576,342	$393,153	$123,995	$65,070	$1,711,156	$8,375,253
30 to 59 days past due	24,955	6,028	5,818	1,155	739	75,104	113,799
60 to 89 days past due	4,247	1,243	607	—	—	27,028	33,125
Over 90 days past due	5,305	14,272	21,985	2,686	—	158,479	202,727
Total residential mortgage loans	$4,540,044	$1,597,885	$421,563	$127,836	$65,809	$1,971,767	$8,724,904
Total mortgage loans	$11,371,699	$2,574,254	$2,305,471	$1,501,701	$883,763	$3,912,788	$22,549,676

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	December 31, 2021
Consumer loans
Current	$5,556,923
30 to 59 days past due	34,048
60 to 89 days past due	16,817
Over 90 days past due	10,137
Total consumer loans	$5,617,925
Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of December 31, 2021:

Loan-to-value as of December 31, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$4,910,170	$1,921,485	$—	$6,831,655
2020	819,406	121,997	34,966	976,369
2019	1,747,656	136,252	—	1,883,908
2018	1,324,807	49,058	—	1,373,865
2017	772,989	44,965	—	817,954
2016	425,926	2,440	—	428,366
Prior	1,497,503	15,152	—	1,512,655
Total commercial mortgage loans	$11,498,457	$2,291,349	$34,966	$13,824,772

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

Notes to Financial Statements (Continued)

The weighted average loan-to-value ratio for the residential mortgage loans was 68% as of December 31, 2021.

Other investments

Other investments consist of the following:

December 31, 2021
Investments in renewable energy (1)	$3,573,811
Investments in transportation and other leased assets (2)	2,663,759
Other investment partnerships	234,301
Investments in real estate	1,564,853
FHLB common stock and other investments	171,842
Total other investments	$8,208,566

(1)     Net of accumulated depreciation attributed to consolidated renewable energy assets of $156.8 million as of December 31, 2021.
(2)     Net of accumulated depreciation of $105.1 million as of December 31, 2021.

The total amount of other investments accounted for using the equity method of accounting was $1.2 billion as of December 31, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $22.4 million as of December 31, 2021.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $147.8 million as of December 31, 2021.

Funding agreements

Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system. These subsidiaries have also entered into funding agreements with their respective FHLB. The funding agreements are issued in exchange for cash. The funding agreements require that Global Atlantic pledge eligible assets, such as commercial mortgage loans, as collateral. With respect to certain classes of eligible assets, the FHLB holds the pledged eligible assets in custody at the respective FHLB. The liabilities for the funding agreements are included in policy liabilities in the consolidated statements of financial condition. Information related to the FHLB investment and funding agreements as of December 31, 2021 is as follows:

As of December 31, 2021	Investment in common stock	Funding agreements issued to FHLB member banks	Collateral
FHLB Indianapolis	$80,640	$1,619,765	$2,577,698
FHLB Des Moines	34,600	620,006	1,004,530
FHLB Boston	22,520	326,639	553,384
Total	$137,760	$2,566,410	$4,135,612

In addition, in January 2021, Global Atlantic launched an inaugural funding agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of December 31, 2021, Global Atlantic had $3.5 billion of such funding agreements outstanding, with $6.5 billion of remaining capacity under the program. Subsequent to year-end, in January 2022, Global Atlantic issued an additional $1.1 billion of funding agreements in connection with the program.

Repurchase agreement transactions

As of December 31, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $300.4 million. As collateral for these transactions, as of December 31, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $313.0 million and $317.0 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

Notes to Financial Statements (Continued)
The fair value of securities pledged for repurchase agreements by class of collateral and remaining contractual maturity as of December 31, 2021 is presented in the following table:

As of December 31, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$312,965	$312,965
Total borrowing	$—	$—	$—	$312,965	$312,965

Other

As of December 31, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities was $182.6 million and $180.8 million, respectively.

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

Global Atlantic hedges interest rate and equity market risks associated with its insurance liabilities including fixed-indexed annuities, indexed universal life policies, variable annuity policies and variable universal life policies, among others. For fixed-indexed annuities and indexed universal life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in its embedded derivative balances. Global Atlantic generally purchases options which replicate the crediting rate strategies, often in the form of call spreads. Call spreads are the purchase of a call option matched by the sale of a different call option. For variable annuities and variable universal life policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee it provides to policyholders. Doing so requires the active trading of several financial instruments to respond to changes in market conditions. In addition, Global Atlantic enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies.

In the context of specific reinsurance transactions in the institutional channel or acquisitions, Global Atlantic may also enter into hedges which are designed to limit short-term market risks to the economic value of the target assets. From time to time, Global Atlantic also enters into hedges designed to mitigate interest rate and credit risk in investment income, interest expense, and fair value of assets and liabilities. In addition, Global Atlantic enters into currency swaps and forwards to manage any foreign exchange rate risks that may arise from investments denominated in foreign currencies.

Notes to Financial Statements (Continued)
Global Atlantic attempts to mitigate the risk of loss due to ineffectiveness under these derivative investments through a regular monitoring process which evaluates the program’s effectiveness. Global Atlantic's exposed to risk of loss in the event of non-performance by the counterparties and, accordingly, all option contracts are purchased from counterparties that have been evaluated for creditworthiness. All of these counterparties are nationally recognized financial institutions with a Moody’s or S&P investment-grade credit rating. Global Atlantic monitors its derivative activities by reviewing portfolio activities and risk levels. Global Atlantic also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both Global Atlantic's risk management strategy and its policies and procedures.

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $151.1 million as of December 31, 2021.

Global Atlantic also has embedded derivatives related to reinsurance contracts that are accounted for on a modified coinsurance and funds withheld basis. An embedded derivative exists because the arrangement exposes the reinsurer to third-party credit risk. These embedded derivatives are included in funds withheld receivable at interest in the consolidated balance sheets.

Derivatives designated as accounting hedges

Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with the $500 million senior unsecured notes due 2029, $650 million senior unsecured notes due 2031 and FHLB funding agreement liabilities in fair value hedges. The 2029 Senior Notes and 2031 Senior Notes are reported in debt and FHLB funding agreement liabilities are reported in policy liabilities in the consolidated statements of financial condition and are hedged through their respective maturities. These hedges qualify for the shortcut method of assessing hedge effectiveness.

The following table represents the gains (losses) recognized on derivative instruments and related hedged items in fair value hedging relationship:

Year Ended December 31, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$(18,808)	$18,808	$—
2031 Senior Notes	(5,561)	5,561	—
FHLB funding agreement liabilities	(16,092)	16,092	—

The following table represents the carrying values and fair value adjustments for the hedged items:

As of December 31, 2021	Carrying value	Fair value of hedge adjustments
2029 Senior Notes	$473,890	$(18,808)
2031 Senior Notes	644,439	(5,561)
FHLB funding agreement liabilities	1,070,770	(16,092)

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of December 31, 2021, there was a cumulative gain of $9.4 million on the bond forwards recorded in accumulated other comprehensive (loss) income. Amounts deferred in accumulated other comprehensive (loss) income are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method. These arrangements are hedging purchases from July 2021 through January 2027 and are expected to affect earnings until 2051. There were $1.6 billion of securities purchased for the year ended December 31, 2021. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive (loss) income to be reclassified into earnings in the next 12 months will not be material.

Global Atlantic has designated foreign exchange forward purchase contracts ("FX forwards") to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to

Notes to Financial Statements (Continued)
changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the FX forwards. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the FX forwards related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the FX forwards.

The following table represents the gains (losses) related to the FX forwards hedging instruments:

Year Ended December 31, 2021
Net investment-related gains (losses)	$21,490
AOCI	2,275
Amortization - excluded component	2,971

The fair value and notional value of the derivative assets and liabilities were as follows:

As of December 31, 2021	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$12,822,521	$590,637	$319,511
Other Derivatives	505,725	491	45,003
Total Asset Management		591,128	364,514

Insurance
Equity market contracts	$31,294,053	$1,216,843	$186,754
Interest rate contracts	16,692,035	198,658	101,245
Foreign currency contracts	1,517,434	32,464	7,639
Credit risk contracts	107,754	—	1,540
Impact of netting (1)		(152,015)	(152,015)
Fair value included within derivative assets and derivative liabilities		1,295,950	145,163
Embedded derivative – indexed universal life products		—	557,276
Embedded derivative – annuity products		—	1,983,949
Fair value included within policy liabilities		—	2,541,225
Embedded derivative – funds withheld at interest		31,740	(49,491)
Total Insurance		1,327,690	2,636,897

Fair value included within total assets and liabilities		$1,918,818	$3,001,411

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2020	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$9,837,178	$250,398	$551,728
Other Derivatives	802,988	7,839	126,950
Total Asset Management		258,237	678,678

Fair value included within total assets and liabilities		$258,237	$678,678

Notes to Financial Statements (Continued)
The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Years Ended December 31,
	2021	2020	2019
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$545,238	$(332,096)	$181,484
Other Derivatives	(77,034)	(202,744)	(56,502)
Total included in Net Gains (Losses) from Investment Activities	$468,204	$(534,840)	$124,982

Insurance
Net investment-related gains (losses):
Funds withheld receivable embedded derivatives	$31,740	$—	$—
Funds withheld payable embedded derivatives	49,491	—	—
Equity index options	549,987	—	—
Equity future contracts	(263,637)	—	—
Interest rate contracts	(146,920)	—	—
Credit risk contracts	(400)	—	—
Total included in net investment-related gains (losses)	$220,261	$—	$—

Derivative contracts designated as hedges	Years Ended December 31,
	2021	2020	2019
Insurance
Revenues:
Foreign currency forwards	$2,484	$—	$—
Total included in net investment-related gains (losses)	$2,484	$—	$—
Policy benefits and claims:
Interest rate swap	$(16,177)	$—	$—
Total included in policy benefits and claims	$(16,177)	$—	$—
Interest expense:
Interest rate swap	$(15,069)	$—	$—
Total included in interest expense	$(15,069)	$—	$—

The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of December 31, 2021	Gross amount recognized	Gross amounts offset in the statement of financial position(1)	Net amounts presented in the statement of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,447,965	$(152,015)	$1,295,950	$(1,086,061)	$209,889
Derivative liabilities (excluding embedded derivatives)	$297,178	$(152,015)	$145,163	$49,860	$95,303

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
Assets, at fair value:

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,044,380	$318,736	$23,322,634		$25,685,750
Credit	—	2,122,912	5,826,661		7,949,573
Investments of Consolidated CFEs	—	22,076,809	—		22,076,809
Real Assets	—	1,111,219	11,389,530		12,500,749
Equity Method - Other	482,061	105,647	1,013,807		1,601,515
Other Investments	759,002	146,081	3,240,013		4,145,096
Total Investments	3,285,443	25,881,404	44,792,645		73,959,492
Foreign Exchange Contracts and Options	—	590,637	—		590,637
Other Derivatives	—	12	479	(1)	491
Total Assets at Fair Value - Asset Management	$3,285,443	$26,472,053	$44,793,124		$74,550,620
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$500,325	$284,222	$—		$784,547
U.S. state, municipal and political subdivisions	—	5,109,697	—		5,109,697
Corporate	—	33,281,727	7,650,660		40,932,387
Structured securities	—	21,215,854	828,401		22,044,255
Total AFS fixed maturity securities	500,325	59,891,500	8,479,061		68,870,886
Trading fixed maturity securities:
U.S. government and agencies	371,366	252,266	—		623,632
U.S. state, municipal and political subdivisions	—	879,463	—		879,463
Corporate	—	8,486,922	565,025		9,051,947
Structured securities	—	2,779,757	418,774		3,198,531
Total trading fixed maturity securities	371,366	12,398,408	983,799		13,753,573
Equity securities	256,196	—	32,937		289,133
Mortgage and other loan receivables(2)	—	—	832,674		832,674
Other investments(3)	—	—	1,603,345		1,603,345
Funds withheld receivable at interest	—	—	31,740		31,740
Reinsurance recoverable	—	—	1,293,791		1,293,791
Derivative assets:
Equity market contracts	66,510	1,150,333	—		1,216,843
Interest rate contracts	44,472	154,186	—		198,658
Foreign currency contracts	—	32,464	—		32,464
Impact of netting(4)	(25,588)	(126,427)	—		(152,015)
Total derivative assets	85,394	1,210,556	—		1,295,950
Separate account assets	5,586,428	—	—		5,586,428
Total Assets at Fair Value - Insurance	$6,799,709	$73,500,464	$13,257,347		$93,557,520

Total Assets at Fair Value	$10,085,152	$99,972,517	$58,050,471		$168,108,140

Notes to Financial Statements (Continued)

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,758,396	$2,476,823	$15,234,904		$20,470,123
Credit	—	2,031,057	9,172,848		11,203,905
Investments of Consolidated CFEs	—	17,706,976	—		17,706,976
Real Assets	—	172,043	5,924,575		6,096,618
Equity Method - Other	485,988	7,254	1,014,378		1,507,620
Other Investments	434,481	88,760	2,341,981		2,865,222
Total Investments	3,678,865	22,482,913	33,688,686		59,850,464

Foreign Exchange Contracts and Options	—	250,398	—		250,398
Other Derivatives	442	729	6,668	(1)	7,839
Total Assets at Fair Value - Asset Management	$3,679,307	$22,734,040	$33,695,354		$60,108,701

Total Assets at Fair Value	$3,679,307	$22,734,040	$33,695,354		$60,108,701
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
(2)Includes related party balance of $27.3 million in Level III for mortgage and other loan receivables.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of December 31, 2021, the fair value of these investments was $108.7 million.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

Liabilities, at fair value:

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$249,383	$—	$—		$249,383
Foreign Exchange Contracts and Options	—	319,511	—		319,511
Unfunded Revolver Commitments	—	—	64,276	(1)	64,276
Other Derivatives	—	45,003	—		45,003
Debt Obligations of Consolidated CFEs	—	21,271,084	—		21,271,084
Total Liabilities at Fair Value - Asset Management	$249,383	$21,635,598	$64,276		$21,949,257

Insurance
Policy liabilities	$—	$—	$519,454		$519,454
Closed block policy liabilities	—	—	1,350,224		1,350,224
Funds withheld payable at interest	—	—	(49,491)		(49,491)
Derivative instruments payable:
Equity market contracts	33,933	152,821	—		186,754
Interest rate contracts	14,009	87,236	—		101,245
Foreign currency contracts	—	7,639	—		7,639
Credit contracts	—	1,540	—		1,540
Impact of netting(2)	(25,588)	(126,427)	—		(152,015)
Total derivative instruments payable	22,354	122,809	—		145,163
Reinsurance liabilities	—	—	—		—
Embedded derivative – indexed universal life products	—	—	557,276		557,276
Embedded derivative – annuity products	—	—	1,983,949		1,983,949
Total Liabilities at Fair Value - Insurance	$22,354	$122,809	$4,361,412		$4,506,575

Total Liabilities at Fair Value	$271,737	$21,758,407	$4,425,688		$26,455,832

	December 31, 2020
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$281,826	$—	$—		$281,826
Foreign Exchange Contracts and Options	—	551,728	—		551,728
Unfunded Revolver Commitments	—	—	46,340	(1)	46,340
Other Derivatives	76,930	50,020	—		126,950
Debt Obligations of Consolidated CFEs	—	17,372,740	—		17,372,740
Total Liabilities at Fair Value - Asset Management	$358,756	$17,974,488	$46,340		$18,379,584

Total Liabilities at Fair Value	$358,756	$17,974,488	$46,340		$18,379,584
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2021 and 2020, respectively. The format of the tables has been modified to include the insurance assets and liabilities and, as such, the prior period presentation has been modified accordingly. For certain insurance disclosures, the beginning of the period represents balances as of the GA Acquisition Date.

	For the Year Ended December 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation (1)	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$5,034	$(504,112)	$2,672,278	$5,914,530	$—	$23,322,634	$5,610,159	$—
Credit	9,172,848	(5,461,589)	86,135	—	1,898,617	120,236	10,414	5,826,661	143,647	10,414
Real Assets	5,924,575	(208,518)	17,567	(1,914,962)	5,996,313	1,574,555	—	11,389,530	1,443,458	—
Equity Method - Other	1,014,378	—	—	(22,601)	(250,391)	272,421	—	1,013,807	222,087	—
Other Investments	2,341,981	(2,879)	18,780	(115,274)	518,817	478,588	—	3,240,013	520,477	—
Other Derivatives	6,668	—	—	—	49,978	(56,167)	—	479	(56,167)	—
Total Assets - Asset Management	33,695,354	(5,672,986)	127,516	(2,556,949)	10,885,612	8,304,163	10,414	44,793,124	7,883,661	10,414

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	3,504,578	—	111,805	(65,664)	4,112,225	—	(12,284)	7,650,660	—	5,973
Structured securities	197,970	—	398,477	(4,150)	240,561	—	(4,457)	828,401	—	(808)
Total AFS fixed maturity securities	3,702,548	—	510,282	(69,814)	4,352,786	—	(16,741)	8,479,061	—	5,165
Trading fixed maturity securities:
Corporate fixed maturity securities	676,650	—	—	—	(111,516)	(109)	—	565,025	(1,332)	—
Structured securities	14,661	—	172,721	(4,150)	235,581	(39)	—	418,774	940	—
Total trading fixed maturity securities	691,311	—	172,721	(4,150)	124,065	(148)	—	983,799	(392)	—
Equity securities	66,660	—	—	—	(86,778)	53,055	—	32,937	20,292	—
Mortgage and other loan receivables	928,673	—	—	—	(98,120)	2,121	—	832,674	(1,515)	—
Other investments	437,275	—	5,003	—	630,457	530,610	—	1,603,345	3,666	—
Funds withheld receivable at interest	—	—	—	—	—	31,740	—	31,740	—	—
Reinsurance recoverable	1,339,702	—	—	—	(9,864)	(36,047)	—	1,293,791	—	—
Total Assets - Insurance	7,166,169	—	688,006	(73,964)	4,912,546	581,331	(16,741)	13,257,347	22,051	5,165

Total	$40,861,523	$(5,672,986)	$815,522	$(2,630,913)	$15,798,158	$8,885,494	$(6,327)	$58,050,471	$7,905,712	$15,579
(1) Primarily includes investments held by KREF that were deconsolidated as of December 31, 2021. See Note 2 "Summary of Significant Accounting Policies."

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$9,871,682	$—	$780,833	$(413,330)	$2,159,106	$2,836,613	$—	$15,234,904	$2,537,525	$—
Credit	9,217,759	231,872	—	(3,287)	370,845	(654,724)	10,383	9,172,848	(555,211)	10,383
Real Assets	3,567,944	(230,163)	197,972	(113,770)	2,612,071	(109,479)	—	5,924,575	(157,245)	—
Equity Method - Other	1,656,045	(20,523)	136,374	(836,021)	92,841	(14,338)	—	1,014,378	10,958	—
Other Investments	2,154,755	—	—	(2,473)	435,456	(245,757)	—	2,341,981	(158,516)	—
Other Derivatives	21,806	—	—	—	15,740	(30,878)	—	6,668	(17,527)	—
Total Assets - Asset Management	$26,489,991	$(18,814)	$1,115,179	$(1,368,881)	$5,686,059	$1,781,437	$10,383	$33,695,354	$1,659,984	$10,383

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Purchases	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$3,400,895	$(728,617)	$—	$2,672,278
Credit	5,840,132	(3,612,448)	(329,067)	1,898,617
Real Assets	8,124,055	(2,127,742)	—	5,996,313
Equity Method - Other	23,110	(273,501)	—	(250,391)
Other Investments	921,181	(402,364)	—	518,817
Other Derivatives	49,978	—	—	49,978
Total Assets - Asset Management	18,359,351	(7,144,672)	(329,067)	10,885,612

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	7,165,017	(71,254)	(2,981,538)	4,112,225
Structured securities	268,050	—	(27,489)	240,561
Total AFS fixed maturity securities	7,433,067	(71,254)	(3,009,027)	4,352,786
Trading fixed maturity securities:
Corporate fixed maturity securities	893,521	(2,114)	(1,002,923)	(111,516)
Structured securities	240,119	—	(4,538)	235,581
Total trading fixed maturity securities	1,133,640	(2,114)	(1,007,461)	124,065
Equity securities	4,077	(83,864)	(6,991)	(86,778)
Mortgage and other loan receivables	413,335	(26,676)	(484,779)	(98,120)
Other investments	1,164,713	(534,256)	—	630,457
Reinsurance recoverable	—	—	(9,864)	(9,864)
Total Assets - Insurance	10,148,832	(718,164)	(4,518,122)	4,912,546

Total	$28,508,183	$(7,862,836)	$(4,847,189)	$15,798,158

	For the Year Ended December 31, 2020
	Purchases	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements
Assets
Asset Management
Private Equity	$3,610,965	$(1,451,859)	$—	$2,159,106
Credit	3,097,652	(2,652,896)	(73,911)	370,845
Real Assets	3,089,791	(477,720)	—	2,612,071
Equity Method - Other	183,893	(91,052)	—	92,841
Other Investments	515,964	(80,508)	—	435,456
Other Derivatives	17,100	(1,360)	—	15,740
Total Assets - Asset Management	$10,515,365	$(4,755,395)	$(73,911)	$5,686,059

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$311	$17,625	$—	$64,276	$17,625
Total Liabilities - Asset Management	46,340	—	—	—	311	17,625	—	64,276	17,625

Insurance
Policy liabilities	637,729	—	—	—	—	(118,275)	—	519,454	—
Closed block policy liabilities	1,395,746	—	—	—	(41,829)	(4,463)	770	1,350,224	—
Funds withheld payable at interest	—	—	—	—	—	(49,491)	—	(49,491)	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(2,702)	173,232	—	557,276	—
Embedded derivative – annuity products	1,024,601	—	—	—	311,778	647,570	—	1,983,949	—
Total Liabilities - Insurance	3,444,822	—	—	—	267,247	648,573	770	4,361,412	—

Total	$3,491,162	$—	$—	$—	$267,558	$666,198	$770	$4,425,688	$17,625

	For the Year Ended December 31, 2020
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$75,842	$—	$—	$—	$(2,464)	$(27,038)	$—	$46,340	$(27,038)
Total Liabilities - Asset Management	$75,842	$—	$—	$—	$(2,464)	$(27,038)	$—	$46,340	$(27,038)

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$12,169	$(11,858)	$311
Total Liabilities - Asset Management	12,169	(11,858)	311

Insurance
Closed block policy liabilities	—	(41,829)	(41,829)
Embedded derivative – indexed universal life products	15,549	(18,251)	(2,702)
Embedded derivative – annuity products	311,778	—	311,778
Total Liabilities - Insurance	327,327	(60,080)	267,247

Total	$339,496	$(71,938)	$267,558

	For the Year Ended December 31, 2020
	Issuances	Settlements	Net settlements/Issuances
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$(2,464)	$(2,464)
Total Liabilities - Asset Management	$—	$(2,464)	$(2,464)

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

The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of December 31, 2021. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value December 31, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$23,322,634

Private Equity	$20,378,885	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.6%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	26.9%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	62.7%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	10.4%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	18.5x	9.9x - 35.6x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.5x	7.4x - 28.2x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.3%	3.7% - 15.2%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	13.8x	6.0x - 18.0x	Increase

Growth Equity	$2,943,749	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.1%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	41.1%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	1.9%	0.0% - 50.0%	(5)
			Weight Ascribed to Milestones	57.0%	0.0% - 100.0%	(6)
		Scenario Weighting	Base	77.2%	70.0% - 80.0%	Increase
			Downside	5.9%	0.0% - 10.0%	Decrease
			Upside	16.9%	10.0% - 25.0%	Increase

Credit	$5,826,661	Yield Analysis	Yield	8.2%	4.5% - 30.3%	Decrease
			Net Leverage	6.1x	0.3x - 33.6x	Decrease
			EBITDA Multiple	13.0x	1.0x - 34.0x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value December 31, 2021		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Real Assets	$11,389,530

Energy	$865,717		Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	38.2%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	61.8%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.6x	4.6x - 4.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	4.8x	4.0x - 7.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.6%	10.0% - 15.9%	Decrease
				Average Price Per BOE (8)	$48.70	$46.58 - $52.82	Increase

Infrastructure	$3,782,604		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.0%	5.0% - 5.0%	Decrease
				Weight Ascribed to Market Comparables	1.5%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	38.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	60.2%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/Forward EBITDA Multiple	10.7x	10.7x - 10.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	6.4%	4.7% - 8.4%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.1x	10.0x - 12.9x	Increase

Real Estate	$6,741,209		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	15.4%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	69.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	15.3%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.1%	3.8% - 7.4%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.3%	4.0% - 18.0%	Decrease

Equity Method - Other	$1,013,807		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.5%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	33.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	26.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	39.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.1x	10.4x - 19.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.2x	9.0x - 19.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	8.5%	5.8% - 15.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.3x	6.0x - 15.0x	Increase

Other Investments	$3,240,013	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.3%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	16.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	54.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	29.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.0x	0.8x - 29.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.5x	0.8x - 15.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.8%	7.6% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.1x	5.1x - 11.0x	Increase

INSURANCE

Corporate fixed maturity securities	$1,751,150		Discounted cash flow	Discount Spread	2.01%	—% - 4.73%	Decrease

Structured securities	$138,712		Discounted cash flow	Discount Spread	3.01%	2.15% - 5.80%	Decrease
				Constant Prepayment Rate	7.30%	5.00% - 15.00%	Increase/Decrease
				Constant Default Rate	1.17%	1.00% - 2.50%	Decrease
				Loss Severity		100%	Decrease

Other investments	$1,447,957		Direct capitalization	Current Capitalization Rate	5.54%	4.95% - 6.05%	Decrease
				Vacancy rate		5.00%	Decrease
			Discounted cash flow	Yield		8.00%	Decrease

Notes to Financial Statements (Continued)

Level III Assets	Fair Value December 31, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Funds withheld receivable at interest	$31,740	Discounted cash flow	Duration/Weighted Average Life	9.88 years	0.0 years - 23.2 years	Increase
			Contractholder Persistency	6.03%	3.30% - 17.10%	Increase
			Nonperformance Risk		0.37% - 1.10%	Decrease

Reinsurance recoverable	$1,293,791	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $5.26 and $78.00 per policy, increased by inflation.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
			Cost of capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		2.55%	Increase
			Surrender Rate		5.33%	Increase
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would take these inputs into account when valuing the investments and debt obligations. LTM means last twelve months and EBITDA means earnings before interest, taxes, depreciation and amortization.
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

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value December 31, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$64,276	Yield Analysis	Yield	5.6%	3.9% - 6.9%	Decrease

INSURANCE

Policy liabilities	$519,454	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate		0.37% - 1.25%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		3.10% - 7.09%	Increase
			Mortality Rate		3.73% - 8.34%	Increase

Closed block policy liabilities	$1,350,224	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $5.26 and $78.00 per policy, increased by inflation.	Increase
		Nonperformance Risk			0.37% - 1.10%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		2.55%	Increase
			Surrender Rate		5.33%	Increase

Funds withheld payable at interest	$(49,491)	Discounted cash flow	Duration/Weighted Average Life	9.87 years	0.0 years - 20.3 years	Decrease
			Contractholder Persistency	6.03%	3.30% - 17.10%	Decrease
			Nonperformance Risk		0.37% - 1.10%	Decrease

Embedded derivative – indexed universal life products	$557,276	Policy persistency is a significant unobservable input.	Lapse Rate		3.71%	Decrease
			Mortality Rate		0.68%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.60%	Increase
			Nonperformance Risk		0.37% - 1.10%	Decrease

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value December 31, 2021	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Embedded derivative – annuity products	$1,983,949	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.69%		Decrease
			Variable annuity	4.23%	2.30% - 33.23%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	10.13%		Decrease
			Variable annuity		3.86% - 41.56%	Decrease
			Mortality Rate:
			Fixed-indexed annuity	1.97%		Decrease
			Variable annuity		1.36% - 7.44%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.61%		Increase
			Fixed-indexed annuity	2.03%		Increase
			Variable annuity	n/a
			Nonperformance Risk		0.37% - 1.10%	Decrease
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would take these inputs into account when valuing the investments and debt obligations. LTM means last twelve months, and EBITDA means earnings before interest, taxes, depreciation and amortization.
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of December 31, 2021:

		Fair Value Hierarchy
As of December 31, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$28,044,085	$—	$—	$28,645,675	$28,645,675
Policy loans	765,310	—	—	754,530	754,530
FHLB common stock and other investments	171,842	—	—	171,842	171,842
Funds withheld receivables at interest	2,967,708	—	2,967,708	—	2,967,708
Cash and cash equivalents	3,391,934	3,391,934	—	—	3,391,934
Restricted cash and cash equivalents	300,404	300,404	—	—	300,404
Total financial assets	$35,641,283	$3,692,338	$2,967,708	$29,572,047	$36,232,093
Financial liabilities:
Insurance
Other contractholder deposit funds	$30,295,965	$—	$28,419,520	$—	$28,419,520
Supplementary contracts without life contingencies	31,118	—	—	31,311	31,311
Funding agreements	2,566,410	—	—	2,549,494	2,549,494
Funds withheld payables at interest	23,509,744	—	23,509,744	—	23,509,744
Debt obligations	1,908,006	—	—	1,953,631	1,953,631
Securities sold under agreements to repurchase	300,446	—	300,446	—	300,446
Total financial liabilities	$58,611,689	$—	$52,229,710	$4,534,436	$56,764,146

Notes to Financial Statements (Continued)
10. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2021	December 31, 2020
Assets
Asset Management
Credit	$2,019,229	$5,958,958
Investments of Consolidated CFEs	22,076,809	17,706,976
Real Assets	182,858	177,240
Equity Method - Other	1,601,515	1,507,620
Other Investments	197,675	201,563
Total Asset Management	$26,078,086	$25,552,357
Insurance
Mortgage and other loan receivables	$832,674	$—
Other investments	147,811	—
Reinsurance recoverable	1,293,791	—
Total Insurance	$2,274,276	$—

Total Assets	$28,352,362	$25,552,357

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$21,271,084	$17,372,740
Total Asset Management	$21,271,084	$17,372,740
Insurance
Policy liabilities	$1,869,678	$—
Total Insurance	$1,869,678	$—

Total Liabilities	$23,140,762	$17,372,740

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	For the Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$43,227	$19,833	$63,060
Investments of Consolidated CFEs	62,075	134,174	196,249
Real Assets	(1,133)	16,375	15,242
Equity Method - Other	404,513	(90,867)	313,646
Other Investments	15,816	26,639	42,455
Total Asset Management	$524,498	$106,154	$630,652
Insurance
Mortgage and other loan receivables	—	(2,257)	(2,257)
Other investments	—	490,607	490,607
Total Insurance	$—	$488,350	$488,350

Total Assets	$524,498	$594,504	$1,119,002

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	47,179	(72,376)	(25,197)
Total Asset Management	$47,179	$(72,376)	$(25,197)
Insurance
Policy liabilities	—	122,738	122,738
Total Insurance	$—	$122,738	$122,738

Total Liabilities	$47,179	$50,362	$97,541

	For the Year Ended December 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$18,672	$(14,743)	$3,929
Investments of Consolidated CFEs	(188,506)	102,798	(85,708)
Real Assets	281	(11,545)	(11,264)
Equity Method - Other	(71,214)	331,062	259,848
Other Investments	(61,001)	56,437	(4,564)
Total Asset Management	$(301,768)	$464,009	$162,241
Insurance
Mortgage and other loan receivables	—	—	—
Other investments	—	—	—
Total Insurance	—	—	—

Total Assets	$(301,768)	$464,009	$162,241

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$218	$(99,721)	$(99,503)
Total Asset Management	$218	$(99,721)	$(99,503)
Insurance
Policy liabilities	$—	$—	$—
Total Insurance	$—	$—	$—

Total Liabilities	$218	$(99,721)	$(99,503)

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2019
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Private Equity	$—	$194	$194
Credit	(67,279)	(203,666)	(270,945)
Investments of Consolidated CFEs	(57,230)	270,268	213,038
Real Assets	737	(2,038)	(1,301)
Equity Method - Other	17,373	157,291	174,664
Other Investments	2,652	(24,130)	(21,478)
Total Asset Management	$(103,747)	$197,919	$94,172
Insurance
Mortgage and other loan receivables	—	—	—
Other investments	—	—	—
Total Insurance	—	—	—

Total Assets	$(103,747)	$197,919	$94,172

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(2,368)	$(362,783)	$(365,151)
Total Asset Management	$(2,368)	$(362,783)	$(365,151)
Insurance
Policy liabilities	$—	$—	$—
Total Insurance	$—	$—	$—

Total Liabilities	$(2,368)	$(362,783)	$(365,151)

11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

Year Ended
December 31, 2021
Balance, as of GA Acquisition Date	$—
Deferrals	459,781
Amortized to expense during the period(1)	(23,492)
Adjustment for unrealized investment-related losses (gains) during the period	11,597
Balance, as of end of period	$447,886

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

Year Ended
December 31, 2021
Balance, as of GA Acquisition Date	$1,024,520
Amortized to expense during the period(1)	(65,257)
Balance, as of end of period	$959,263

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

Notes to Financial Statements (Continued)
The following reflects the changes to the negative VOBA liability:

Year Ended
December 31, 2021
Balance, as of Acquisition Date	$1,273,414
Amortized to expense during the period(1)	(154,698)
Balance, as of end of period	$1,118,716

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

Estimated future amortization of VOBA and Negative VOBA as of December 31, 2021 is as follows:

Years	VOBA	Negative VOBA	Total, net
2022	$67,204	$(129,461)	$(62,257)
2023	63,289	(113,820)	(50,531)
2024	59,428	(94,981)	(35,553)
2025	55,757	(79,279)	(23,522)
2026	52,230	(66,473)	(14,243)
2027 and thereafter	661,355	(634,702)	26,653
Total	$959,263	$(1,118,716)	$(159,453)

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

Year Ended
December 31, 2021
Balance, as of GA Acquisition Date	$—
Deferrals	57,649
Amortized to revenue during the period(1)	(12,247)
Adjustment for unrealized investment-related gains during the period	(11,798)
Balance, as of end of period	$33,604

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

The effects of all reinsurance agreements on the consolidated statement of financial condition were as follows:

December 31, 2021
Policy liabilities:
Direct	$67,131,818
Assumed	59,388,226
Total policy liabilities	126,520,044
Ceded(1)	(25,035,228)
Net policy liabilities	$101,484,816

(1)Reported within reinsurance recoverable within the consolidated statement of financial condition.

Notes to Financial Statements (Continued)
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

	As of December 31, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure
A++	$7,911	$—	$7,911
A+	1,989,426	—	1,989,426
A	2,652,286	—	2,652,286
A-	5,645,633	5,166,559	479,074
B++	33,410	—	33,410
B+	1,122	—	1,122
B	9,227	—	9,227
B-	1,274	—	1,274
Not rated(4)	17,698,613	18,323,795	—
Total	$28,038,902	$23,490,354	$5,173,730
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

As of December 31, 2021, Global Atlantic had $3.0 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

The effects of reinsurance on the consolidated statements of operations were as follows:

Year Ended
December 31, 2021
Premiums:
Direct	$107,733
Assumed(1)	4,573,925
Ceded	(2,455,580)
Net premiums	$2,226,078
_________________
(1)Includes related party activity of $8.7 million for the year ended December 31, 2021.

Year Ended
December 31, 2021
Policy fees:
Direct	$860,170
Assumed(1)	288,870
Ceded	(1,127)
Net policy fees	$1,147,913
_________________
(1)Includes related party activity of $6.2 million for the year ended December 31, 2021.

Notes to Financial Statements (Continued)

Year Ended
December 31, 2021
Policy benefits and claims:
Direct	$2,610,210
Assumed(1)	5,175,944
Ceded	(2,730,445)
Net policy benefits and claims	$5,055,709
_________________
(1)Includes related party activity of $76.2 million for the year ended December 31, 2021.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $23.4 billion of collateral on behalf of our reinsurers as of December 31, 2021. As of December 31, 2021, reinsurers held collateral of $1.3 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of December 31, 2021, these trusts held in excess of the $55.2 billion of assets it is required to hold in order to support reserves of $55.8 billion. Of the cash held in trust, Global Atlantic classified $149.3 million as restricted as of December 31, 2021.

Notes to Financial Statements (Continued)
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the years ended December 31, 2021, 2020 and 2019, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$4,560,829	$1,945,954	$1,971,685
(-) Accumulated Series C Mandatory Convertible Preferred Dividend	—	3,067	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$4,560,829	$1,942,887	$1,971,685
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive)	69,000	26,258	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$4,629,829	$1,969,145	$1,971,685

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	582,258,984	562,812,883	545,096,999
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$7.83	$3.45	$3.62

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	582,258,984	562,812,883	545,096,999
Incremental Common Shares:
Assumed vesting of dilutive equity awards	24,011,281	9,823,514	12,590,513
Assumed conversion of Series C Mandatory Convertible Preferred Stock	26,822,600	11,048,955	—
Weighted Average Shares of Common Stock Outstanding - Diluted	633,092,865	583,685,352	557,687,512
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$7.31	$3.37	$3.54
For the years ended December 31, 2021, 2020 and 2019, Weighted Average Shares of Common Stock Outstanding - Diluted includes the following:
(i) Unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equityholders of KKR Group Partnership, including KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership.
(ii) For the years ended December 31, 2021 and 2020, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million and 11.0 million, respectively, shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to December 31, 2021) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $69.0 million and $26.3 million, respectively, of Series C Mandatory Convertible Preferred dividends were excluded from Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
KKR Holdings Units
For the years ended December 31, 2021, 2020 and 2019, KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s respective ownership interests in KKR Group Partnership.

Notes to Financial Statements (Continued)

	For the Years Ended December 31,
	2021	2020	2019
Weighted Average KKR Holdings Units	271,719,976	283,633,220	296,445,196

Market Condition Awards

For the years ended December 31, 2021, 2020, and 2019, 16.9 million, 21.9 million, and 5.0 million, respectively, of unvested equity awards that are subject to market price-based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price-based vesting condition was not satisfied. See Note 19 "Equity Based Compensation."

Notes to Financial Statements (Continued)
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2021	December 31, 2020
Asset Management
Unsettled Investment Sales (1)	$182,267	$197,635
Receivables	81,133	75,697
Due from Broker (2)	365,053	644,028
Deferred Tax Assets, net (See Note 18)	85,770	83,822
Interest Receivable	144,221	145,532
Fixed Assets, net (3)	820,143	760,606
Foreign Exchange Contracts and Options (4)	590,637	250,398
Goodwill (5)	83,500	83,500
Derivative Assets	491	7,839
Prepaid Taxes	93,296	77,041
Prepaid Expenses	29,290	26,366
Operating Lease Right of Use Assets (6)	228,363	190,758
Deferred Financing Costs	17,953	22,810
Other	164,196	99,304
Total Asset Management	$2,886,313	$2,665,336
Insurance
Unsettled Investment Sales(1)	$941,427	$—
Deferred Tax Assets, net	755,876	—
Derivative Assets	1,295,950	—
Accrued Investment Income	817,486	—
Goodwill (8)	501,496	—
Intangible Assets and Deferred Sales Inducements(7)	293,824	—
Operating Lease Right of Use Assets(6)	160,888	—
Other	96,093	—
Premiums and Other Account Receivables	86,524	—
Current Income Tax Recoverable	103,954	—
Total Insurance	$5,053,518	$—

Total Other Assets	$7,939,831	$2,665,336
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $141.6 million and $151.3 million as of December 31, 2021 and December 31, 2020, respectively. Depreciation and amortization expense of $46.5 million, $18.6 million and $17.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
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
(5)As of December 31, 2021, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $49.0 million and $56.4 million for the year ended December 31, 2021 and 2020, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the year ended December 31, 2021, the operating lease cost was $14.6 million. Insurance lease right-of-use assets are reported net of $22.7 million in deferred rent and lease incentives. The weighted average remaining lease term was 27.9 years as of December 31, 2021.
(7)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 16 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $16.2 million for the year ended December 31, 2021.
(8)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million.

Notes to Financial Statements (Continued)
Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2021	December 31, 2020
Asset Management
Amounts Payable to Carry Pool (1)	$3,650,312	$1,916,669
Unsettled Investment Purchases (2)	1,315,163	850,714
Securities Sold Short (3)	249,383	281,826
Derivative Liabilities	45,003	126,950
Accrued Compensation and Benefits	210,789	150,883
Interest Payable	162,801	182,044
Foreign Exchange Contracts and Options (4)	319,511	551,728
Accounts Payable and Accrued Expenses	187,564	130,661
Taxes Payable	42,745	88,040
Uncertain Tax Positions	78,226	76,643
Unfunded Revolver Commitments	64,276	46,340
Operating Lease Liabilities (5)	230,995	191,564
Deferred Tax Liabilities, net (See Note 18)	900,436	199,425
Other Liabilities	439,693	464,326
Total Asset Management	$7,896,897	$5,257,813

Insurance
Unsettled Investment Purchases(2)	$395,722	$—
Collateral on Derivative Instruments	1,086,061	—
Accrued Expenses	747,237	—
Securities Sold Under Agreements to Repurchase	300,446	—
Derivative Liabilities	145,163	—
Operating Lease Liabilities(5)	180,574	—
Accrued Employee Related Expenses	280,668	—
Tax Payable to Former Parent Company	74,423	—
Interest Payable	12,930	—
Accounts and Commissions Payable	26,054	—
Other Tax Related Liabilities	14,288	—
Total Insurance	$3,263,566	$—

Total Accrued Expenses and Other Liabilities	$11,160,463	$5,257,813
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
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
(5)For Asset Management, operating leases have remaining lease terms that range from approximately 1 year to 14 years, some of which include options to extend the leases for up to 3 years. The weighted average remaining lease terms were 9.5 years and 9.8 years as of December 31, 2021 and 2020, respectively. The weighted average discount rates were 1.2% and 1.2% as of December 31, 2021 and 2020, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 7.8 years as of December 31, 2021. The weighted average discount rates was 2.9% as of December 31, 2021.

Notes to Financial Statements (Continued)
15. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary as described in Note 2 "Summary of Significant Accounting Policies." The consolidated VIEs are predominately CLOs and certain investment funds sponsored by KKR. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management and performance income. KKR's investment strategies differ for these VIEs; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any. Furthermore, KKR consolidates certain VIEs, which are formed by Global Atlantic to hold investments, including investments in transportation, renewable energy, consumer and other loans and fixed maturity securities.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2021, KKR's commitments to these unconsolidated investment funds were $5.4 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2021. Additionally, Global Atlantic also has unfunded commitments of $25.6 million in relation to other limited partnership interests as of December 31, 2021.

As of December 31, 2021 and 2020, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2021	December 31, 2020
Investments - Asset Management	$11,539,945	$6,460,430
Due from (to) Affiliates, net	1,046,210	586,595
Maximum Exposure to Loss - Asset Management	$12,586,155	$7,047,025

Other Investment in Partnership - Insurance	$190,106	$—
Investment in Renewable Partnerships - Insurance	30,760	—
Maximum Exposure to Loss- Insurance	$220,866	$—

Total Maximum Exposure to Loss	$12,807,021	$7,047,025

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

Notes to Financial Statements (Continued)
KKR's Asset Management debt obligations consisted of the following:

		December 31, 2021			December 31, 2020
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		728,799	—	—	705,014	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $217.3 million) 0.509% Notes Due 2023	(4)	—	216,881	216,818	—	241,331	241,580
KKR ¥5 billion (or $43.5 million) 0.764% Notes Due 2025	(4)	—	43,082	43,452	—	47,919	48,554
KKR €650 million (or $736.1 million) 1.625% Notes Due 2029	(5)	—	729,048	776,926	—	790,157	870,647
KKR $750 million 3.750% Notes Due 2029	(4)	—	743,333	825,540	—	742,196	874,658
KKR ¥10.3 billion (or $89.5 million) 1.595% Notes Due 2038	(4)	—	88,505	92,198	—	98,640	104,004
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,153	661,351	—	492,513	666,885
KKR $1 billion 5.125% Notes Due 2044 (6)	(4)	—	951,462	1,237,888	—	991,471	1,307,220
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,486	535,550	—	492,123	556,095
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	735,905	784,650	—	735,161	830,280
KKR $750 million 3.250% Notes Due 2051	(4)	—	739,481	747,900	—	—	—
KKR $500 million 4.625% Notes Due 2061	(5)	—	486,044	523,200	—	—	—
KFN $500 million 5.500% Notes Due 2032	(2)	—	495,025	487,779	—	494,540	502,992
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,654	115,535	—	118,533	118,300
KFN $70 million 5.400% Notes Due 2033	(2)	—	68,957	68,532	—	68,866	70,267
KFN Issued Junior Subordinated Notes (3)	(2)	—	236,138	178,335	—	234,808	165,627
		2,478,799	6,636,154	7,295,654	2,455,014	5,548,258	6,357,109

Other Debt Obligations(6)		4,941,755	30,033,601	30,033,601	5,621,883	27,875,338	27,889,438

		$7,420,554	$36,669,755	$37,329,255	$8,076,897	$33,423,596	$34,246,547

(1)Borrowing outstanding includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.

	December 31, 2021	December 31, 2020
KKR Issued 0.509% Notes Due 2023	$369	$669
KKR Issued 0.764% Notes Due 2025	368	481
KKR Issued 1.625% Notes Due 2029	4,526	5,138
KKR Issued 3.750% Notes Due 2029	4,820	5,710
KKR Issued 1.595% Notes Due 2038	1,002	1,064
KKR Issued 5.500% Notes Due 2043	3,127	3,276
KKR Issued 5.125% Notes Due 2044	7,051	7,367
KKR Issued 3.625% Notes Due 2050	5,046	5,321
KKR Issued 3.500% Notes Due 2050	7,487	8,167
KKR Issued 3.250% Notes Due 2051	8,094	—
KKR Issued 4.625% Notes Due 2061	13,956	—
KFN Issued 5.500% Notes Due 2032	3,378	3,707
KFN Issued 5.200% Notes Due 2033	1,347	1,467
KFN Issued 5.400% Notes Due 2033	1,043	1,134
	$61,614	$43,501

(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.6% and 2.7% and the weighted average years to maturity is 14.8 years and 15.8 years as of December 31, 2021 and December 31, 2020, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.

Notes to Financial Statements (Continued)
(6)As of December 31, 2021, the borrowing outstanding reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

Asset Management Revolving Credit Facilities

Corporate Credit Agreement

On August 4, 2021, KKR Group Partnership and Kohlberg Kravis Roberts & Co. L.P. (the "Borrowers") amended and restated their Amended and Restated Credit Agreement, dated as of December 7, 2018 (the “Prior Corporate Credit Agreement”), by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent with the Second Amended and Restated Credit Agreement (the “New Corporate Credit Agreement”), by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent, which (1) provides for up to $1.0 billion of revolving borrowings (with the option to request an increase of up to an additional $500 million), (2) has a maturity of August 2026, (3) contains customary events of default, representations and warranties and covenants that are substantially similar to those that were in the Prior Corporate Credit Agreement and (4) includes updated financial covenants based on the total indebtedness to fee and yield EBITDA and fee paying assets under management covenants. Interest on any funded balances accrues at LIBOR plus a spread ranging from 0.565% to 1.10% based on corporate credit ratings. The Borrowers must pay a facility fee on the total commitments ranging from 0.06% to 0.15% based on corporate credit ratings.

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
KKR Issued 3.250% Senior Notes Due 2051
On December 8, 2021, KKR Group Finance Co. X LLC, an indirect subsidiary of KKR & Co. Inc., issued $750 million aggregate principal amount of its 3.250% Senior Notes due 2051 (the "KKR 2051 Senior Notes"). The KKR 2051 Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.
The KKR 2051 Senior Notes bear interest at a rate of 3.250% per annum and will mature on December 15, 2051 unless earlier redeemed. Interest on the KKR 2051 Senior Notes accrues from December 8, 2021 and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2022 and ending on the maturity date. The KKR 2051 Senior Notes are unsecured and unsubordinated obligations of the issuer. The KKR 2051 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KKR 2051 Senior Notes may declare the KKR 2051 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KKR 2051 Senior Notes and any accrued and unpaid interest on the KKR 2051 Senior Notes automatically become due and payable. Prior to June 15, 2051 (six months prior to the maturity date of the KKR 2051 Senior Notes), all or a portion of the KKR 2051 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the KKR 2051 Senior Notes. On or after June 15, 2051 (six months prior to the maturity date of the KKR 2051 Senior Notes), the KKR 2051 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest on the KKR 2051 Senior Notes redeemed to, but not

Notes to Financial Statements (Continued)
including, the date of redemption. If a change of control repurchase event occurs, the KKR 2051 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the KKR 2051 Senior Notes repurchased plus any accrued and unpaid interest on the KKR 2051 Senior Notes repurchased to, but not including, the date of repurchase.

Other Asset Management Debt Obligations

As of December 31, 2021, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$4,941,755	$8,762,517	$8,762,517	3.1%	4.0
Debt Obligations of Consolidated CLOs	—	21,271,084	21,271,084	(2)	10.6
	$4,941,755	$30,033,601	$30,033,601
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $1.9 billion.
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
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of December 31, 2021, the fair value of the consolidated CLO assets was $23.5 billion. This collateral consisted of Cash and Cash Equivalents Held at Consolidated Entities, Investments, and Other Assets.
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	December 31, 2021
	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	539,350
Global Atlantic senior notes, due June 2031		650,000	644,800
Global Atlantic subordinated debentures, due October 2051		750,000	761,475
		1,900,000	$1,945,625
Purchase accounting adjustments(1)		51,050
Debt issuance costs, net of accumulated amortization		(18,675)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(24,369)
		$1,908,006

(1)The amortization of the purchase accounting adjustments was $4.9 million for the year ended December 31, 2021.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Global Atlantic Credit Agreement
Global Atlantic (Fin) Company ("GA FinCo") and Global Atlantic Financial Limited ("GAFL") are both wholly-owned indirect subsidiaries of TGAFG, the holding company for the Global Atlantic business.
On August 4, 2021, GA FinCo, as borrower, and GAFL, as guarantor, entered into a Credit Agreement (the "GA Credit Agreement") with Wells Fargo Bank, N.A., as administrative agent, and other lenders thereto. The GA Credit Agreement provides for up to $1.0 billion of revolving borrowings (with the option to request an increase of up to an additional $250 million), including up to $500 million of letters of credit, and has a maturity of August 2026.

Notes to Financial Statements (Continued)
Interest on any funded balances accrues at LIBOR plus a spread ranging from 1.125% to 2.00% based on GAFL's long-term issuer credit ratings. The borrower must pay a commitment fee on any unfunded committed balance under the GA Credit Agreement ranging from 0.125% to 0.325% based on the long-term issuer credit rating. The commitment fee on unfunded balances is paid quarterly in arrears. The GA Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that GAFL’s consolidated debt to total capitalization, as defined in the GA Credit Agreement, cannot be more than 35% and that GAFL’s consolidated net worth determined in accordance with GAAP cannot be less than 70% of the value of GAFL’s consolidated net worth as of June 30, 2021, plus 50% of net income since June 30, 2021. If an event of default occurs, the lenders under the GA Credit Agreement will be entitled to take various actions, including the termination of their commitments and the acceleration of amounts due thereunder.

On June 18, 2021, GA FinCo repaid approximately $420 million outstanding indebtedness under the GA Credit Agreement along with accrued and unpaid interest, from the proceeds from the GA 2031 Senior Notes (as discussed below). As of December 31, 2021, there were no revolving borrowings outstanding, and no letters of credit outstanding under the GA Credit Agreement.
The GA Credit Agreement replaced Global Atlantic’s prior revolving credit facility, which was terminated in August 2021. The prior revolving credit facility had been amended and restated in May 2018 to, among other things upsize the facility size from $650 million to $1 billion and extend its maturity to May 2023. In November 2020, the prior revolving credit facility had been amended to permit the GA Acquisition. It otherwise had contained customary events of default, representations and warranties and covenants that are substantially similar to those that were in GA Credit Agreement, including the consolidated debt to capitalization and net worth covenants.
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
The indenture includes covenants, including limitations on the issuer’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding GA 2029 Senior Notes may declare the GA 2029 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, rehabilitation or reorganization, the principal amount of the GA 2029 Senior Notes and any accrued and unpaid interest on the GA 2029 Senior Notes automatically become due and payable. GA FinCo may, at its option, redeem some or all of the GA 2029 Senior Notes at any time: (i) prior to July 15, 2029 at a redemption price equal to 100% of the principal amount of the GA 2029 Senior Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption; and (ii) on or after July 15, 2029 at a redemption price equal to 100% of the principal amount of the GA 2029 Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2021. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of December 31, 2021.

Scheduled principal payments for Asset Management debt obligations at December 31, 2021 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2022	—	—	4,390,820	4,390,820
2023	—	217,250	660,521	877,771
2024	—	—	58,400	58,400
2025	—	43,450	196,169	239,619
2026	—	—	152,767	152,767
Thereafter	—	6,524,084	24,671,011	31,195,095
	$—	$6,784,784	$30,129,688	$36,914,472

Scheduled principal payments for Insurance debt obligations at December 31, 2021 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
2026	—	—	—	—
Thereafter	—	1,900,000	—	1,900,000
	$—	$1,900,000	$—	$1,900,000

Notes to Financial Statements (Continued)
17. POLICY LIABILITIES

Policy liabilities by product were as follows as of December 31, 2021:

As of December 31, 2021
Fixed-rate annuity(1)	$61,827,855
Fixed-indexed annuity	27,935,000
Indexed universal life	12,133,840
Other life insurance	11,840,323
Funding agreements	6,014,553
Preneed	2,897,018
Variable annuity	2,469,759
Closed blocks	1,351,601
Other	50,095
Total	$126,520,044
(1)Policy liabilities as of December 31, 2021 include $7.6 billion assumed disability income insurance of which 97% are comprised of policies in claim payout status, generally for the lifetime of the insured, and the remaining 3% comprised of an active life reserve where the Global Atlantic has retroceded the morbidity risk, respectively.
Guaranteed benefits
Guaranteed minimum death benefits
Certain variable annuity and fixed-indexed annuity contracts contain GMDB features that provide a guarantee that the benefit received at death will be no less than a prescribed minimum amount, even if the account balance is reduced to zero. This amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or sometimes a combination of these values. If the GMDB is higher than the current account value at the time of death, Global Atlantic pays a benefit equal to the difference.
The following table shows the balance of the GMDB reserves (as well as a rider for a long-term care benefit) reported in contractholder deposit funds and other policy liabilities in the consolidated statements of financial condition. The GMDB exposure includes reinsurance assumed.

Year ended
December 31, 2021
Balance, as of beginning of year	$110,243
Expense incurred	28,352
Claims paid	(15,011)
Reinsurance premium paid	(13,267)
Claims ceded to reinsurers	9,388
Balance, as of end of year	$119,705
The reserve is calculated by estimating the present value of total expected excess benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, or the “benefit ratio,” multiplied by the cumulative assessments as of the reporting date, less cumulative benefit payments, plus interest.
The GMDB reserve methodology varies by block. For the legacy variable annuity block, a fair value election of the entire contract was made at February 1, 2021 as part of the GA Acquisition. The fair value is calculated using 1,000 risk neutral scenarios and discounted using U.S. Treasury rates plus an adjustment for own company credit risk. For the non-legacy variable annuity block, a Gross Premium Valuation (GPV) approach is used. The GPV is based on the present value of excess GMDB claims less the present value of a portion of the GMDB rider fees. Both the excess claims and rider fees are computed over 1,000 real world scenarios, and an average across all scenarios is calculated.
The following information relates to the reserving methodology and assumptions for GMDB as of December 31, 2021:

Notes to Financial Statements (Continued)
•The GPV uses stochastic scenarios consistent with the American Academy of Actuaries VM21 paths. Equity volatility is also consistent with the VM21 paths, with lower volatility modelled for the volatility controlled funds (as determined by a third-party proprietary model);
•The projection of equity index returns for the legacy Fair Value variable annuity blocks are determined by a third-party proprietary model. Equity volatilities are also determined by the same third-party proprietary model;
•The mortality assumptions are factors of an industry standard mortality table based on company experience varying by age and gender, with 20 years of mortality improvements; and,
•The partial withdrawal rate assumption varies by tax-qualified status and attained age. For the year ended December 31, 2021, total projected partial withdrawals were from 3.0% to 8.1%.
The following table presents the account value, net amount at risk and average attained age of underlying variable annuity contractholders for guarantees in the event of death as of December 31, 2021. The net amount at risk is the death benefit coverage in-force or the amount that Global Atlantic would have to pay if all variable annuity contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the account value.

As of December 31, 2021
($ in thousands, except for contractholders information)
Net deposits paid
Account value	$4,615,409
Net amount at risk	$95,467
Average attained age of contractholders	69
Ratchet (highest historical account value at specified anniversary dates)
Account value	$512,683
Net amount at risk	$15,827
Average attained age of contractholders	72
Roll-up (net deposits accumulated at a specified rate)
Account value	$11,053
Net amount at risk	$1,801
Average attained age of contractholders	84
Higher of ratchet or roll-up
Account value	$1,694,832
Net amount at risk	$278,424
Average attained age of contractholders	77
Total of guaranteed benefits categorized above
Account value	$6,833,977
Net amount at risk	$391,519
Average attained age of contractholders (weighted by account value)	71
Number of contractholders	77,059
Guaranteed minimum withdrawal benefits
Certain fixed-indexed and variable annuity contracts are issued with a guaranteed minimum withdrawal feature. GMWB are an optional benefit where a contractholder is entitled to withdraw up to a specified amount of their benefit base each year.
The feature provides annuity policyholders with a minimum guaranteed stream of income for life, once the option is elected. The annual income amount is based on an annual withdrawal percentage multiplied by the contractual benefit base. The benefit base is defined in the contract and is generally the initial premium, reduced by any partial withdrawals, increased by a contractually defined percentage. Benefit payments are first deducted from the contractual account value. Excess guaranteed benefits are defined as the benefits paid once the underlying account value has reached zero.

Notes to Financial Statements (Continued)
The ultimate cost of these benefits will depend on the level of market returns and the level of contractual guarantees, as well as policyholder behavior, including surrenders, withdrawals and benefit utilization. For fixed-indexed annuity products, costs also include certain non-guaranteed terms that impact the ultimate cost, such as caps on crediting rates that can, at Global Atlantic’s discretion, reset annually.
Reserves for the fixed indexed annuity GMWB are calculated by estimating the present value of total expected (excess) benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, or the "benefit ratio", and multiplying this ratio by the cumulative assessments recorded from the contract inception through the balance sheet date less cumulative benefit payments plus interest on reserves.
The variable annuity GMWB meets the criteria for an embedded derivative, which is required to be measured at fair value. Refer to "Variable annuities with guaranteed minimum withdrawal benefits" below for more guidance on how these reserves are valued.
The following table shows the balance of the GMWB reserves reported in contractholder deposit funds and other policyholder liabilities in the consolidated balance sheets:

Year ended
December 31, 2021
Balance, as of beginning of year	$872,914
Expense incurred	137,932
Balance, as of end of year	$1,010,846
The following table presents the account value, net amount at risk and number of contractholders for annuity contracts with guaranteed withdrawal benefits as of December 31, 2021:

As of December 31, 2021
($ in thousands, except for contractholders information)
Account value	$11,057,318
Net amount at risk	$3,655,914
Number of contractholders	80,955
Contractholder deposit funds with embedded derivatives
The following table shows the balances of the account value and embedded derivatives reported in policy liabilities in the consolidated statements of financial condition:

As of December 31, 2021
Account value	$28,537,784
Embedded derivatives	$2,541,225
The following paragraphs describe the products presented within the above table along with the underlying methodology used to calculate the embedded derivatives.
Global Atlantic’s fixed-indexed annuity, indexed universal life and variable annuity products contain equity-indexed features which are considered embedded derivatives and required to be measured at fair value. The fair value of the equity-indexed embedded derivative is calculated as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate, for fixed-index annuity and indexed universal life products, and the present value of future projected benefits in excess of the future allocated assessments for variable annuity products. In addition, the fair value of the embedded derivative is reduced to reflect the risk of nonperformance on Global Atlantic’s obligation, referred to as nonperformance risk. Changes in interest rates, future index credits, nonperformance risk, projected withdrawal and surrender activity, and mortality can have a significant impact on the value of the embedded derivative.

Notes to Financial Statements (Continued)
Fixed-indexed annuities
Fixed-indexed annuity contracts allow the policyholder to elect a fixed interest rate return or a market indexed strategy where interest credited is based on the performance of an index, such as S&P 500 or other indices. The equity market strategy is an embedded derivative, similar to a call option. The fair value of the embedded derivative is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits, future equity option costs, volatility, interest rates and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as are used to project policy contract values. The embedded derivative cash flows are discounted using a risk free interest rate increased by a non-performance risk spread tied to Global Atlantic’s own credit rating.
Indexed universal life
Indexed universal life contracts allow a policyholder’s account value growth to be indexed to certain equity indices, which result in an embedded derivative similar to a call option. The embedded derivative related to the index is bifurcated from the account value and measured at fair value. The valuation of the embedded derivative is the present value of future projected benefits in excess of the projected guaranteed benefits, using the option budget as the indexed account value growth rate and the guaranteed interest rate as the guaranteed account value growth rate. Present values are based on discount rate curves determined at the valuation date/issue date as well as assumed lapse and mortality rates. The discount rate equals the forecast treasury rate plus a non-performance risk spread tied to Global Atlantic’s own credit rating. Changes in discount rates and other assumptions such as spreads and/or option budgets can have a substantial impact on the embedded derivative.
Variable annuities with guaranteed minimum withdrawal benefits
Global Atlantic has issued variable annuity contracts with a GMWB feature. The GMWB feature provides annuity contractholders with a guaranteed stream of payments for life, once income is activated. The annual income amount is based on a percentage multiplied by the contractual benefit base. The benefit base is defined in the contract and may incorporate various combinations of ratchet and roll-up features. Benefit payments are first deducted from the account value. Excess guaranteed benefits are defined as all GMWB paid once the underlying account value has reached zero. The GMWB is considered an embedded derivative and measured at fair value.
The fair value calculation for the embedded derivative includes the following considerations:
•The reserve is based on projections run under a large number of stochastic scenarios;
•All underlying scenarios are generated using risk neutral assumptions;
•The mean of the projected returns is based on a risk free rate;
•Volatilities are based on market implied volatilities; and,
•The discount rate for this fair value calculation equals the risk free rate plus a spread consistent with Global Atlantic’s risk of non-performance on its obligations, which is referred to as its own credit risk.
Universal life with no-lapse guarantee
Global Atlantic has certain in-force universal life contracts which provide a secondary guarantee, or “no-lapse guarantee,” to the policyholder. The policy can remain in-force, even if the policyholder’s account value is zero, as long as contractual secondary guarantee requirements have been met. The primary risk associated with these guarantees are that the premium collected under these policies, together with the investment return earned on that premium, is ultimately insufficient to pay the policyholder’s benefits and the expenses associated with issuing and administering these policies. Global Atlantic holds an additional reserve in connection with these guarantees. The change in the reserve is included in policy benefits and claims in the consolidated statements of income.
The additional reserve related to universal life products with secondary guarantees is calculated using methods similar to those described above under “Guaranteed minimum death benefits.” The costs related to these secondary guarantees are recognized over the life of the contracts through the accrual and subsequent release of a reserve which is revalued each period. The reserve is determined for any point in time equal to the accumulated value of the assessments since inception times the benefit ratio less the accumulated value of death benefits paid since inception. The benefit ratio is the present value of total

Notes to Financial Statements (Continued)
expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract. Generally, total expected excess benefit payments are the aggregate of death claims after the policyholder account value is exhausted. The exception is when the cost of insurance charges are insufficient to produce consistently positive earnings in the future. In this case, all death benefits are deemed to be excess benefits. The reserves for universal life no-lapse guarantees were $4.6 billion as of December 31, 2021.
Preneed reserves
Preneed life insurance pays a death benefit that helps cover funeral costs according to a prearranged funeral agreement. A liability for preneed policyholder benefits is established in an amount determined by the account or contract balance that accrues to the benefit of the policyholder. Reserves on preneed business are based on cash surrender values of issued policies. An additional insurance liability is established as of each reporting date where the total liability is equal to the present value of projected future benefits and maintenance expenses, including discretionary death benefits to be credited to policies using current period discretionary death benefit crediting rates under current assumptions. We have the discretion to adjust these death benefit crediting rates up or down. Global Atlantic has also issued preneed insurance contracts with crediting rates tied to inflation as measured by the Consumer Price Index or other indices. For these contracts, future death benefit growth is based on the expected yield curve on the swaps hedging the reserves.
These crediting rates utilize the following assumptions:
•Credited interest rate: Based on the non-forfeiture rates of 3.0% to 5.5%.
•Mortality: Based on Global Atlantic’s experience.
•Death benefit inflation: Based on the discretionary death benefit inflation rates in effect at the current reporting date. To mitigate the risk that a policy will not keep pace with increases in funeral prices or remain competitive, Global Atlantic has the discretion to increase or decrease the death benefit. Such increases or decreases are considered on a quarterly basis and vary by plan.
•Maintenance expenses: Based on Global Atlantic’s experience and expressed as a cost per paid-up policy and a cost per premium-paying policy.
The earned interest rate used to calculate estimated gross profits is based on the asset yield.

Notes to Financial Statements (Continued)
Closed blocks
Summarized financial information of Global Atlantic’s closed blocks is as follows:

As of December 31, 2021
Assets
Total investments	$2,964
Cash and cash equivalents	2,904
Accrued investment income	35
Reinsurance recoverable	1,293,791
Deferred income taxes	59,902
Total assets	1,359,596
Liabilities
Future policy benefits	1,226,231
Outstanding claims	28,655
Contractholder deposit funds and other liabilities	1,074
Policyholder dividend obligation at fair value(1)	81,280
Policyholder dividends payable at fair value(1)	11,096
Total policy liabilities	1,348,336
Accrued expenses and other liabilities	10,412
Total liabilities	1,358,748
Excess of closed block liabilities over assets designated to the closed blocks and maximum future earnings to be recognized from closed block assets and liabilities	$(848)
(1)    Included within contractholder deposit funds and other policyholder liabilities in the consolidated balance sheets.

Year ended
December 31, 2021
Revenues
Premiums and other income	$660
Net investment expense	(28)
Total revenues	632
Benefits and expenses
Policy benefits	(5,652)
Other expenses	8
Total benefits and expenses	(5,644)
Net contribution from the closed blocks	6,276
Income tax (benefit) expense	(3,026)
Net income (loss)	$9,302
Many expenses related to the closed block operations are charged to operations outside the closed blocks; accordingly, the contribution from the closed blocks does not represent the actual profitability of the closed block operations.
The closed blocks of business represents policies acquired through acquisition, which were valued at fair value as of the acquisition date.

Notes to Financial Statements (Continued)
18. INCOME TAXES

KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local corporate income taxes at the entity level on KKR’s share of net taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal income tax purposes and as corporate entities in the U.S. and certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes. Moreover, certain subsidiaries of KKR, including the Global Atlantic Financial Group, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local corporate income taxes.

Income before income taxes includes the following components:

	For the Years Ended December 31,
	2021	2020	2019
Income before Income Taxes:
United States	$13,160,722	$5,534,251	$5,042,319
Foreign	487,727	192,444	125,971
Total Income before Income Taxes	$13,648,449	$5,726,695	$5,168,290

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2021	2020	2019
Current
Federal	$344,052	$181,838	$56,046
State and Local	40,336	29,033	10,925
Foreign	81,370	49,962	38,238
Subtotal	465,758	260,833	105,209
Deferred
Federal	793,540	289,700	428,110
State and Local	97,063	36,460	49,148
Foreign	(3,091)	22,104	(53,717)
Subtotal	887,512	348,264	423,541
Total Income Taxes	$1,353,270	$609,097	$528,750

Notes to Financial Statements (Continued)

The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2021	2020	2019
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%
Income not attributable to KKR & Co. Inc. (1)	(14.0)%	(13.9)%	(13.1)%
Foreign Income Taxes	0.3%	0.8%	(0.3)%
State and Local Income Taxes	0.8%	0.8%	0.9%
Compensation Charges Borne by KKR Holdings	2.8%	2.4%	2.8%
Conversion Benefit	—%	—%	(0.9)%
Change in Valuation Allowance	—%	0.4%	—%
Other	(1.0)%	(0.9)%	(0.1)%
Effective Income Tax Rate	9.9%	10.6%	10.3%
(1)Represents primarily income attributable to (i) noncontrolling interests for all periods. This item also includes investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the conversion of KKR & Co. L.P. to KKR & Co. Inc.

A summary of the tax effects of the temporary differences is as follows:

Asset Management	December 31, 2021	December 31, 2020
Deferred Tax Assets
Fund Management Fee Credits	$98,165	$82,511
Equity Based Compensation	34,116	31,518
KKR Holdings Unit Exchanges (1)	449,683	233,516
Depreciation and Amortization (2)	212,063	259,801
Operating Lease Liability	40,101	32,213
Net Operating Loss Carryforwards	58,764	54,958
Other	37,833	24,836
Total Deferred Tax Assets before Valuation Allowance	930,725	719,353
Valuation Allowance	(23,082)	(23,082)
Total Deferred Tax Assets	907,643	696,271
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses (2)	1,662,353	779,661
Operating Lease Right-of-Use Asset	40,101	32,213
Other	19,855	—
Total Deferred Tax Liabilities	1,722,309	811,874
Total Deferred Taxes, Net	$(814,666)	$(115,603)
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
(2)This deferred tax item includes a portion of the tax benefit KKR recognized as a result of the step-up in tax basis generated by the conversion of KKR & Co. L.P. to KKR & Co. Inc.

Notes to Financial Statements (Continued)

Insurance	December 31, 2021	December 31, 2020
Deferred Tax Assets
Insurance Reserves	$1,993,496	$—
Insurance Intangibles	168,054	—
Net Operating Loss and Capital Loss Carryforwards	15,857	—
Other	75,000	—
Total Deferred Tax Assets before Valuation Allowance	2,252,407	—
Valuation Allowance	—	—
Total Deferred Tax Assets	2,252,407	—
Deferred Tax Liabilities
Insurance Loss Reserve Adjustment	111,910	—
Insurance Investment Basis Differences, Including Derivatives	1,384,621	—
Total Deferred Tax Liabilities	1,496,531	—
Total Deferred Taxes, Net	$755,876	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of December 31, 2021, a valuation allowance of $23.1 million has been recorded against certain foreign deferred tax assets primarily related to net operating loss carryforwards that are unlikely to be utilized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2021, KKR has a federal net operating loss ("NOL") carryforward of $41 million that will begin to expire in 2034, state and local NOL carryforward of $96.6 million with an indefinite carryforward period, and a foreign NOL carryforward of $218.3 million that will begin to expire in 2028. In addition, KKR has capital loss carryforwards of $34 million which will begin to expire in 2025.

As of December 31, 2021, KKR has accumulated undistributed earnings generated by certain foreign subsidiaries, which we intend to indefinitely reinvest and have not recorded any deferred taxes with respect to outside U.S. federal income tax basis difference on these subsidiaries. KKR will continue to evaluate its capital management plans.

Tax Contingencies

KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2021, tax returns of KKR and its predecessor entities for the years 2016 through 2018 for U.S. federal purposes and 2011 through 2018 for state and local tax purposes are open under general statute of limitations provisions and therefore subject to examination.

At December 31, 2021, 2020 and 2019, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Unrecognized Tax Benefits, beginning of period	$60,712	$53,372	$53,598
Gross increases in tax positions in prior periods	—	—	—
Gross decreases in tax positions in prior periods	(2,009)	(125)	(2,443)
Gross increases in tax positions in current period	2,671	7,700	4,107
Lapse of statute of limitations	(1,741)	(235)	(1,890)
Unrecognized Tax Benefits, end of period	$59,633	$60,712	$53,372

If the above tax benefits were recognized, the effective income tax rate would be reduced. KKR believes that there could be a decrease to the tax positions up to $33 million within 12 months of the reporting date but the impact of such decrease to the effective tax rate would not be significant.

Notes to Financial Statements (Continued)

KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net increase of accrued penalties of $2.6 million and interest of $0.5 million during 2021 and in total, as of December 31, 2021, recognized a liability for penalties of $5.2 million and interest of $13.8 million. During 2020, penalties of $0.5 million and interest of $3.1 million were accrued and in total, as of December 31, 2020 recognized a liability for penalties of $2.6 million and interest of $13.3 million. During 2019, penalties of $(0.4) million and interest of $(0.4) million were accrued and in total, as of December 31, 2019, recognized a liability for penalties of $2.2 million and interest of $10.2 million.

Notes to Financial Statements (Continued)
19. EQUITY BASED COMPENSATION
Asset Management

KKR Equity Incentive Plan Awards
For the years ended December 31, 2021, 2020 and 2019, KKR recorded equity based compensation expense of $273.0 million, $246.4 million and $207.8 million, respectively. For the year ended December 31, 2021, $11.7 million of equity based compensation related to our insurance business.
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of December 31, 2021, 70,812,698 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units ("RSUs") that convert to shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units ("RHUs") that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in KKR Group Partnership.
Service-Vesting Awards
Under the Equity Incentive Plans, KKR grants RSUs and RHUs that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as "Service-Vesting Awards"). In certain cases, these Service-Vesting Awards may have a percentage of the award that vests immediately upon grant. Additionally, some but not all Service-Vesting Awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, some but not all of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Awards do not participate in dividends until such awards have met their vesting requirements.
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

Notes to Financial Statements (Continued)
As of December 31, 2021, there was approximately $601.5 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.9 years.
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2021 through December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	23,866,696	$28.28
Granted	4,965,504	68.75
Vested	(9,097,728)	22.88
Forfeitures	(427,431)	29.56
Balance, December 31, 2021	19,307,041	$41.21

Market Condition Awards
Under the Equity Incentive Plans, KKR also grants RSUs and RHUs that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards") for certain employees (other than the Co-CEO Awards discussed below). The number of Market Condition Awards that will vest depend upon (i) the market price of KKR common stock reaching certain price targets that range from $45.00 to $140.00 and (ii) the employee being employed by KKR on a certain date, which typically is five and a half years from the date of grant (with exceptions for involuntary termination without cause, death and permanent disability). The market price vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. Holders of the Market Condition Awards do not participate in dividends until such awards have met both their service-based and market price based vesting requirements. Additionally, these awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.

Due to the existence of the service requirement, the vesting period for these Market Condition Awards is explicit, and as such, compensation expense will be recognized on (i) a straight-line basis over the period from the date of grant through the date the award recipient is required to be employed by KKR and (ii) assumes a forfeiture rate of up to 7% annually based upon expected turnover. The fair value of the awards granted are based on a Monte-Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met all of their vesting requirements.

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$25.03	$19.87 - $47.47
Closing KKR share price as of valuation date	$42.49	$37.93 - $76.31
Risk Free Rate	0.51%	0.41% - 1.28%
Volatility	28.04%	28.00% - 30.00%
Dividend Yield	1.42%	0.76% - 1.53%
Expected Cost of Equity	10.61%	9.13% - 10.76%

Notes to Financial Statements (Continued)
As of December 31, 2021, there was approximately $374.8 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.4 years.
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2021 through December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	16,875,000	$21.07
Granted	4,495,847	39.90
Vested	—	—
Forfeitures	—	—
Balance, December 31, 2021	21,370,847	$25.03
As of December 31, 2021, 19.5 million of these Market Condition awards have met their market price based vesting condition.
Co-CEO Awards
On December 9, 2021, the Board of Directors of KKR approved grants of 7.5 million RHUs to each of KKR’s Co-Chief Executive Officers that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Co-CEOs Awards"). For both Co-Chief Executive Officers, 20% of the Co-CEOs Awards are eligible to vest at each of the following KKR common stock prices targets: $95.80, $105.80, $115.80, $125.80 and $135.80. The market price based vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. In addition to the market price based vesting conditions, in order for the Co-CEOs Awards to vest, the Co-Chief Executive Officer is required to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability).

These awards will be automatically canceled and forfeited upon the earlier of the Co-Chief Executive Officer’s termination of service (except for involuntary termination without cause, death or permanent disability) or the failure to meet the market price based vesting condition by December 31, 2028 (for which continued service is required if the market price vesting condition is met after December 31, 2026). Co-CEO Awards do not participate in dividends until such awards have met both their service-based and market price based vesting requirements. Additionally, these awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.

Due to the existence of the service requirement, the vesting period for these Co-CEO Awards is explicit, and as such, compensation expense will be recognized on a straight-line basis over the period from the date of grant through December 31, 2026 given the derived service period is less than the explicit service period. The fair value of the awards granted are based on a Monte-Carlo simulation valuation model. In addition, the grant date fair value assumes that these Co-CEO Awards will not participate in dividends until such awards have met all of their vesting requirements.

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Co-CEO Awards:

Grant Date Fair Value	$48.91
Closing KKR share price as of valuation date	$75.76
Risk Free Rate	1.42%
Volatility	28.0%
Dividend Yield	0.77%
Expected Cost of Equity	9.36%

As of December 31, 2021, there was approximately $724.9 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from January 1, 2022 to December 31, 2026. As of December 31, 2021, none of these Co-CEO awards have met their market price based vesting condition.

Notes to Financial Statements (Continued)
KKR Holdings Awards

    For the years ended December 31, 2021, 2020 and 2019, KKR recorded equity based compensation expense of $160.7 million, $80.0 million and $91.1 million, respectively.
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of December 31, 2021 and 2020, KKR Holdings owned approximately 30.2% or 258,726,163 units and 32.5% or 275,626,493 units, respectively, of outstanding KKR Group Partnership Units. In the past, awards of KKR Holdings units generally had service-based vesting, typically over a three to five-year period from the date of grant, although some historical awards had a percentage of the award vested immediately upon grant. These awards also generally had transfer restrictions which last or had lasted for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. As of December 31, 2021, all of the KKR Holdings units (except for less than 0.5% of the outstanding KKR Holdings units) have been granted, and certain Holdings units remain subject to vesting. All of these KKR Holdings units represent KKR Group Partnership units that are already outstanding, and therefore their vesting and allocations as described above do not represent any incremental dilution to KKR.
On October 8, 2021, as part of the transactions contemplated by the Reorganization, of the 3.3 million outstanding KKR Holdings units that remained unallocated as of September 30, 2021, KKR Holdings allocated 1,150,000 KKR Holdings units to each of KKR’s Co-CEOs, of which 70% vested immediately, on October 8, 2021, and the remaining 30% are subject to forfeiture if such Co-CEO is not employed by KKR on October 1, 2022 (except in the case of death or permanent disability). These KKR Holdings units (or shares of common stock to be received in respect thereof) are subject to customary one- and two-year transfer restrictions that will apply, as applicable, until October 1, 2023 and October 1, 2024. In addition, the legal vesting and delivery of certain awards of KKR Holdings units held by Messrs. Kravis, Roberts, Bae and Nuttall will be accelerated as part of the transactions contemplated by the Reorganization Agreement.

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
As of December 31, 2021, there was approximately $59.8 million of estimated unrecognized expense, which is expected to be recognized ratably from January 1, 2022 to October 1, 2022.

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2021 through December 31, 2021 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	10,240,000	$14.33
Granted	2,300,000	65.51
Vested	(7,940,000)	24.78
Forfeitures	—	—
Balance, December 31, 2021	4,600,000	$21.88

Notes to Financial Statements (Continued)
Insurance
Global Atlantic recognized $63.9 million of expense related equity-based compensation and long-term incentive awards for the year ended December 31, 2021.

The income tax benefit recognized by Global Atlantic with respect to the equity-based compensation and long-term incentive plans for the year ended December 31, 2021 was $11.0 million and was recognized as an income tax benefit in the consolidated statements of operations.

No equity-based compensation costs were capitalized during the year ended December 31, 2021.

Equity Classified Awards - KKR Equity Incentive Plan Awards

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

On July 1, 2021, a grant of a Market Condition Award was made under the 2019 Equity Incentive Plan. This award is subject to meeting certain market price based vesting conditions of KKR common stock but has no service vesting condition. Expense associated with the grant date fair value of this award of $10.5 million was fully recognized in the three months ended September 30, 2021.

Global Atlantic recognized $11.7 million of total equity-based compensation expense for the year ended December 31, 2021 associated with these awards.

Liability Classified Awards - Book Value Awards

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

Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value, net of a 4% estimated forfeiture rate. Global Atlantic adjusts expense periodically for changes in book value until the awards are settled or forfeited. Expense recognized on forfeited awards is reversed in the period of forfeiture. The table below presents the activity related to book value awards for the year ended December 31, 2021:

Book value awards ($ in thousands)
Outstanding amount as of beginning of period	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	89,000
Granted	88,195
Forfeited	(7,677)
Impact of change in book value on outstanding awards	6,597
Vested and issued	(31,115)
Outstanding amount as of end of period	$145,000

Global Atlantic recognized $52.2 million of compensation expense for the year ended December 31, 2021 associated with these awards. The remaining unamortized compensation expense of $99.6 million is expected to be recognized over a remaining average period of 2.67 years.

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

On June 24, 2021, Global Atlantic granted approximately 808 incentive units under the GA Equity Incentive Plan. The book value component of the incentive units vests 20% per year on the anniversary of the GA Acquisition Date, as long as the grantee remains then employed, and will be settled in cash. The market value and AUM components of the incentive units cliff vest upon the earlier to occur of (i) the fifth (5th) anniversary of the GA Acquisition Date, or (ii) a change of control, and will be settled in a variable number of TGAFG’s non-voting common shares. Except in the event of termination due to death or disability, generally, unvested market value and AUM amounts are forfeited upon a termination of employment.

The GA Equity Incentive Plan is accounted for as a hybrid compensation plan, consisting of one component most closely aligned with a profit-sharing plan under ASC 710, Compensation - General, as well as other components within scope of ASC 718, Compensation - Stock Compensation, in all cases with obligations liability-classified. Accordingly, with regard to awards within scope of ASC 710, Global Atlantic records expense based on payouts deemed to be probable and reasonably estimable based on the book value growth of Global Atlantic at the grant date and at each reporting period. For award components subject to liability-classification under ASC 718, Global Atlantic records expense, net of a 0% estimated forfeiture rate, based on the fair value of awards granted, with periodic adjustments to expense for changes in fair value, over the requisite 5-year service period.

The aggregate value of the GA Equity Incentive Plan awards at the initial date of grant was $197 million, based on the intrinsic value of the book value component at the date of grant ($5 million) and the fair value of the market value and AUM components at the date of grant ($192 million, collectively), based on the projected growth in value of each component over the 5-year vesting schedule and applying a forfeiture rate of 0%. Expense will be remeasured at each reporting period and adjusted as needed until the awards are forfeited or settled.

During the year ended December 31, 2021, approximately 841 incentive units were granted to employees and approximately 10 incentive units were forfeited. As of December 31, 2021, there were approximately 831 incentive units outstanding under the Plan.

Notes to Financial Statements (Continued)
Global Atlantic recorded compensation expense of $43.3 million for the year ended December 31, 2021 related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities. As of December 31, 2021, there was approximately $104.1 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 4.09 years

Notes to Financial Statements (Continued)
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2021	December 31, 2020
Amounts due from portfolio companies	$114,479	$164,113
Amounts due from unconsolidated investment funds	1,109,769	707,758
Amounts due from related entities	35	1,123
Due from Affiliates	$1,224,283	$872,994
Due to Affiliates consists of:

	December 31, 2021	December 31, 2020
Amounts due to KKR Holdings - tax receivable agreement	$399,163	$204,014
Amounts due to unconsolidated investment funds	63,559	121,163
Due to Affiliates	$462,722	$325,177
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

Effective July 1, 2018, we amended the tax receivable agreement to reflect the conversion of KKR & Co. L.P. to KKR & Co. Inc. on July 1, 2018 (the "Conversion"). The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five- year period following the Conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarifies that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we generated in 2018 as a result of the Conversion.

The tax receivable agreement will terminate upon the closing of the mergers contemplated by the Reorganization Agreement, other than with respect to certain exchanges occurring prior to its termination.

For the years ended December 31, 2021, 2020 and 2019, cash payments that have been made under the tax receivable agreement were $7.2 million, $7.2 million, and $11.8 million, respectively. KKR expects KKR & Co. Inc. or its wholly-owned

Notes to Financial Statements (Continued)
subsidiary to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2021, $8.9 million of cumulative income tax savings have been realized.

Discretionary Investments

Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its hedge fund partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $685.8 million, $645.6 million, and $433.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Aircraft and Other Services

Certain of the senior employees own aircraft that are used for KKR's business in the ordinary course of its operations. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $1.7 million, $1.7 million, and $3.8 million for the use of these aircraft for the years ended December 31, 2021, 2020 and 2019, respectively, of which substantially all was paid to entities controlled by Messrs. Kravis and Roberts, and of which substantially all was borne by KKR rather than its investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).

Facilities

Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not executive officers of KKR, are partners in a real-estate based partnership that maintains an ownership interest in KKR's Menlo Park location. Payments made to this partnership were $8.6 million, $8.4 million, and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
21. SEGMENT REPORTING
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
•Insurance - the insurance business is operated by Global Atlantic, which is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits.
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

Notes to Financial Statements (Continued)

•Asset Management Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized performance income compensation. Management fees earned by KKR as the adviser, manager, or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies are included in Asset Management Segment Operating Earnings.
•Insurance Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings eliminate the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.
Modification of Segment Information
In connection with the acquisition of Global Atlantic on February 1, 2021, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the first quarter of 2021, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented.
The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the first quarter of 2021, are as follows:

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

•Segment Operating Earnings - Segment Operating Earnings is the performance measure for KKR's segment profitability and is used by management in making operational decisions and to assess performance. Previously, due to the conclusion that KKR operated under one reportable segment, no measure of segment profit or loss was disclosed.
In connection with these modifications, segment information as of and for the years ended December 31, 2020 and 2019 has been presented in this Annual Report on Form 10-K to conform to KKR's current segment presentation for comparability purposes. Consequently, this information will be different from the historical segment financial results previously reported by KKR in its reports filed with the SEC.

Notes to Financial Statements (Continued)
Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Management Fees (1)	$2,071,440	$1,441,578	$1,248,517
Transaction and Monitoring Fees, Net	1,004,241	632,433	564,259
Fee Related Performance Revenues	45,852	39,555	53,024
Fee Related Compensation	(702,387)	(486,481)	(431,973)
Other Operating Expenses	(449,155)	(346,558)	(353,565)
Fee Related Earnings	1,969,991	1,280,527	1,080,262
Realized Performance Income	2,141,596	1,165,699	1,083,020
Realized Performance Income Compensation	(1,239,177)	(697,071)	(698,145)
Realized Investment Income (2)	1,613,244	644,659	685,773
Realized Investment Income Compensation	(241,994)	(106,830)	(108,385)
Asset Management Segment Operating Earnings	4,243,660	2,286,984	2,042,525

Net Investment Income (1) (2)	3,329,570	—	—
Net Cost of Insurance	(1,566,681)	—	—
General, Administrative and Other	(500,410)	—	—
Pre-tax Insurance Operating Earnings	1,262,479	—	—
Income Taxes	(199,095)	—	—
Net Income Attributable to Noncontrolling Interest	(410,833)	—	—
Insurance Segment Operating Earnings	652,551	—	—

Total Segment Operating Earnings	$4,896,211	$2,286,984	$2,042,525

(1) Includes intersegment management fees of $158.7 million for the year ended December 31, 2021.
(2) Includes intersegment interest expense and income of $31.0 million for the year ended December 31, 2021.

	As of
	December 31, 2021	December 31, 2020
Segment Assets:
- Asset Management	$32,306,254	$27,821,019
- Insurance	166,553,187	—
Total Segment Assets	$198,859,441	$27,821,019

	Years Ended
Noncash expenses excluded from Segment Operating Earnings	December 31, 2021	December 31, 2020	December 31, 2019
Equity Based Compensation and Other
- Asset Management	$261,330	$246,395	$207,789
- Insurance	95,344	—	—
Total Non-cash expenses	$356,674	$246,395	$207,789

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Total GAAP Revenues	$16,236,148	$4,230,891	$4,220,900
Impact of Consolidation and Other	808,174	461,244	256,972
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	(6,842,414)	(2,224,100)	(2,430,425)
Realized Carried Interest	1,752,130	1,042,204	1,070,788
Realized Investment Income	1,613,244	644,659	685,773
Capstone Fees	(91,407)	(81,452)	—
Expense Reimbursements	(178,572)	(149,522)	(169,415)
Insurance Adjustments:
Premiums	(2,226,078)	—	—
Policy Fees	(1,147,913)	—	—
Other Income	(120,213)	—	—
Investment Gains and Losses	544,357	—	—
Derivative Gains and Losses	(141,513)	—	—
Total Segment Revenues (1)	$10,205,943	$3,923,924	$3,634,593
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Income (Loss) Before Tax (GAAP)	$13,648,449	$5,726,695	$5,168,290
Impact of Consolidation and Other	(5,165,795)	(1,696,897)	(1,010,652)
Interest Expense	250,183	211,037	183,682
Equity-based compensation - KKR Holdings	161,283	80,739	91,296
Asset Management Adjustments:
Unrealized Carried Interest	(4,043,135)	(1,070,803)	(1,263,046)
Net Unrealized (Gains) Losses	(2,590,280)	(1,697,740)	(1,854,867)
Unrealized Carried Interest Compensation (Carry Pool)	1,751,912	467,485	520,033
Strategic Corporate Transaction-Related Charges	25,153	20,073	—
Equity-based compensation	183,100	236,199	201,095
Equity-based compensation - Performance based	78,230	10,196	6,694
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	658,975	—	—
Strategic Corporate Transaction-Related Charges	25,711	—	—
Equity-based and Other Compensation	95,344	—	—
Amortization of Acquired Intangibles	16,176	—	—
Income Taxes	(199,095)	—	—
Total Segment Operating Earnings	$4,896,211	$2,286,984	$2,042,525

Notes to Financial Statements (Continued)

	As of
	December 31, 2021	December 31, 2020
Total GAAP Assets	$264,285,440	$79,806,502
Impact of Consolidation and Reclassifications	(61,775,687)	(50,068,814)
Carry Pool Reclassifications	(3,650,312)	(1,916,669)
Total Segment Assets	$198,859,441	$27,821,019

22. EQUITY

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

The Series II preferred stock will become eliminated upon the closing of the merger transactions contemplated by the Reorganization Agreement, subject to the satisfaction of the conditions to closing. The Series I preferred stock will become eliminated upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in the Reorganization Agreement), which is scheduled to occur not later than December 31, 2026, subject to the closing of the prior merger transactions and the satisfaction of any other conditions to closing.

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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Share Repurchase Program
On December 27, 2021, KKR announced an increase to the total available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $37 million remaining under the program. As of February 4, 2022, the remaining amount available under the repurchase program was approximately $261 million.
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
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	For the Years Ended December 31,
	2021	2020	2019
Shares of common stock repurchased	4,462,533	10,209,673	2,859,452
Equity awards for common stock retired	3,350,874	2,850,094	3,670,019

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
(vi)holders of other exchangeable securities, which consist of vested restricted holdings units granted under the 2019 Equity Plan that are exchangeable into shares of common stock of KKR & Co. Inc.; and
(vii)third parties in KKR's insurance business including GA Rollover Investors, GA Co-Investors and third party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.

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
The following tables present the calculation of total noncontrolling interests:

	For the Year Ended December 31, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	4,910,003	2,714,640	7,624,643
Other comprehensive income (loss), net of tax (2)	(151,806)	(91,595)	(243,401)
Exchange of KKR Holdings Units to Common Stock (3)	—	(522,474)	(522,474)
Equity-based and other non-cash compensation	104,838	161,283	266,121
Capital contributions	14,693,564	25	14,693,589
Capital distributions	(7,141,225)	(343,395)	(7,484,620)
Impact of Acquisition(4)	190,405	—	190,405
Changes in consolidation	(1,132,796)	—	(1,132,796)
Balance at the end of the period	$32,043,699	$8,430,866	$40,474,565

	For the Year Ended December 31, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	1,907,155	1,207,934	3,115,089
Other comprehensive income (loss), net of tax (2)	(4,092)	12,191	8,099
Exchange of KKR Holdings Units to Common Stock (3)	—	(291,525)	(291,525)
Equity-based and other non-cash compensation	52,645	80,739	133,384
Capital contributions	9,860,609	98	9,860,707
Capital distributions	(4,950,763)	(209,776)	(5,160,539)
Transfer of interests under common control (5)	(21,830)	7,445	(14,385)
Transfer of Oil and Gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$20,570,716	$6,512,382	$27,083,098

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2019
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$10,984,910	$4,625,448	$15,610,358
Net income (loss) attributable to noncontrolling interests (1)	1,264,820	1,369,671	2,634,491
Other comprehensive income (loss), net of tax (2)	(1,803)	(537)	(2,340)
Exchange of KKR Holdings Units to Common Stock(3)	—	(161,825)	(161,825)
Equity-based and other non-cash compensation	—	91,297	91,297
Capital contributions	4,668,114	1,642	4,669,756
Capital distributions	(2,972,914)	(197,062)	(3,169,976)
Changes in consolidation	23,123	—	23,123
Balance at the end of the period	$13,966,250	$5,728,634	$19,694,884

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
(4)Represents other noncontrolling interests at the GA Acquisition Date. See Note 3 "Acquisition of Global Atlantic."
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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$12,295,179	$5,117,598	$4,639,540
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	4,060	—	—
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	4,910,003	1,907,155	1,264,820
(-) Series A and B Preferred Stock Dividends	36,647	33,364	33,364
(-) Series C Mandatory Convertible Preferred Stock Dividends	69,000	23,191	—
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	1,227,492	545,546	539,466
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$8,502,961	$3,699,434	$3,880,822

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$2,714,640	$1,207,934	$1,369,671

Notes to Financial Statements (Continued)
23. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to renewable energy entities of approximately $82.5 million as of December 31, 2021 as determined by the HLBV method. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from 2022 to 2027. For the redeemable non-controlling interests outstanding as of December 31, 2021, the estimated redemption value that would be due at the respective redemption dates is $5.3 million.

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of December 31, 2021, KKR had unfunded commitments consisting of $11.9 billion to its investment funds. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of December 31, 2021, these commitments amounted to $1.2 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2021 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $2.0 billion as of December 31, 2021. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $21.7 million for current expected credit losses as of December 31, 2021.
In addition, Global Atlantic has entered into certain forward flow agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.

Global Atlantic has operational servicing agreements with third-party administrators for policy administration over certain fixed-rate annuities, universal life, variable annuity, variable universal life, whole life, and term life policies. Additionally, Global Atlantic is party to a third-party professional services agreement regarding the management of aspects of Global Atlantic’s reinsurance portfolio. Global Atlantic leases office space for its operations.
As of December 31, 2021, purchase commitments under agreements with third-party administrators and other service providers and lease commitments were as follows:

2022	$38,150
2023	29,864
2024	24,598
2025	14,141
2026	12,893
Thereafter	85,638
Total	$205,284

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

As of December 31, 2021, the approximate aggregate future lease payments required on the asset management operating leases are as follows:

2022	$31,624
2023	33,073
2024	27,942
2025	25,351
2026	20,517
Thereafter	107,131
Total lease payments required	245,638
Less: Imputed Interest	14,643
Total operating lease liabilities	$230,995

Global Atlantic also enters into land leases for its consolidated investments in renewable energy.
As of December 31, 2021, the approximate aggregate future lease payments required on the Global Atlantic operating leases are as follows:

2022	$14,146
2023	14,039
2024	14,127
2025	14,003
2026	14,174
Thereafter	271,048
Total lease payments required	341,537
Less: Imputed Interest	160,963
Total operating lease liabilities	$180,574

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

As of December 31, 2021, approximately $76.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2021 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $30.0 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of December 31, 2021, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $30.0 million that would be due to KKR. If the investments in all carrying-paying funds were to be liquidated at zero value the clawback obligation would have been approximately $2.5 billion, and KKR would be entitled to seek reimbursement of approximately $1.0 billion of that amount from KKR Associates Holdings L.P. KKR will acquire control of KKR Associates Holdings L.P. when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in the Reorganization Agreement), which is scheduled to occur not later than December 31, 2026, subject to the closing of the mergers contemplated by the Reorganization Agreement and the satisfaction of the other conditions to closing.

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
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214 million. As of December 31, 2021, the present value of the remaining amount to be paid is $74 million. Although

Notes to Financial Statements (Continued)
these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $39.7 million, as of December 31, 2021, with expiration dates between March 2022 to December 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $225.3 million, as of December 31, 2021. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of December 31, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.
Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. In January 2021, some of the attorneys for the private plaintiffs in the original lawsuit filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. The motion to intervene in the original lawsuit was denied. These "Tier 3" plaintiffs appealed the denial of their motion to intervene but then voluntarily dismissed their appeal on January 31, 2022. In addition, the Kentucky Retirement Systems had commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court ordered that this investigation be completed by May 17, 2021, and the Attorney General was permitted to amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it. On May 24, 2021, the Attorney General filed a First Amended Complaint on behalf of the Commonwealth of Kentucky. This complaint continues to name KKR & Co. L.P. and its Co-Chief Executive Officers, as defendants, and makes similar allegations against them. KKR and the other defendants moved to dismiss the First Amended Complaint on July 30, 2021. The court held oral argument on these motions to dismiss on December 14, 2021. On July 9, 2021, the individual plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky. On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20th complaint.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated captive reinsurers. Total fee expensed associated with these financing arrangements was $16.4 million for the year ended December 31, 2021 and is included in insurance expenses in the consolidated statements of operations. As of December 31, 2021, the total capacity of the financing arrangements with third parties was $2.0 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of December 31, 2021.

25. CAPITAL & REGULATORY REQUIREMENTS

Insurance subsidiary capital requirements

All of Global Atlantic's insurance subsidiaries are subject to minimum capital and surplus requirements. Insurance companies typically operate in excess of such requirements. Failure to maintain such minimum capital will result in regulatory actions, including in certain circumstances regulatory takeover of the insurance company.
In the United States, Global Atlantic's insurance subsidiaries are subject to risk based capital ("RBC") standards and other minimum capital and surplus requirements imposed by state laws. The RBC formula is intended to measure the adequacy of the insurance company’s statutory surplus in relation to the risks inherent in its business. The RBC formula requires higher surplus in relation to items deemed to have higher risk. Regulatory action is triggered beginning at 200% RBC and below.
Global Atlantic's Bermuda insurance subsidiaries are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. The BMA expects that insurers operate at or above a BSCR ratio of at least 120%.
Each of Global Atlantic’s insurance subsidiaries exceeded the minimum requirements that would trigger regulatory action for all periods presented in this report.

Notes to Financial Statements (Continued)
Insurance subsidiary dividend restrictions
Payments of dividends by Global Atlantic's U.S. and Bermuda-domiciled insurance subsidiaries are restricted by insurance statutes and regulations. Global Atlantic's ability to pay dividends out of its U.S.-domiciled insurance companies is limited to the dividend paying capacity of its indirect insurance subsidiary, Commonwealth Annuity and Life Insurance Company. Without prior regulatory approval, and subject to maintaining certain solvency requirements, Global Atlantic's U.S. and Bermuda insurance subsidiaries, may declare ordinary dividends during 2022, as follows:

Ordinary dividend capacity
($ in thousands)
U.S. domiciled
Commonwealth Annuity and Life Insurance Company	$336,393

Bermuda domiciled
Global Atlantic Re Limited(1)	$662,937
Global Atlantic Assurance Limited	283,798
_________________
(1)Dividends paid by Global Atlantic Re Limited may be subject to a 30% U.S. withholding tax.
Shareholders’ equity of Commonwealth Annuity and Life Insurance Company determined pursuant to statutory accounting rules was approximately $3.8 billion as of December 31, 2021. Statutory surplus computed under those methodologies differ from equity reported in accordance with U.S. GAAP primarily because fixed maturity securities are required to be carried at cost or amortized cost, policy acquisition costs are expensed when incurred and asset valuation and interest maintenance reserves are required to be held. Life insurance reserves are calculated based upon different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.
Combined shareholders’ equity of Global Atlantic's Bermuda-domiciled insurance subsidiaries determined pursuant to statutory accounting rules was approximately $3.1 billion as of December 31, 2021. Bermuda reinsurers file statutory financial statements with the Bermuda Monetary Authority (the "BMA") that may differ from U.S. GAAP. For example, Bermuda statutory surplus differs from U.S. GAAP primarily due to a modification that permits Global Atlantic's Bermuda insurance subsidiaries to not measure the embedded derivative included within certain funds withheld coinsurance agreements at fair value.

26. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.145 per share of common stock of KKR & Co. Inc. was announced on February 8, 2022, and will be paid on March 4, 2022 to common stockholders of record as of the close of business on February 18, 2022. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership. Additionally, beginning with the dividend to be announced with the results for the quarter ending March 31, 2022, KKR intends to increase its regular annualized dividend per share of common stock from $0.58 to $0.62.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared as announced on February 8, 2022 and set aside for payment on March 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on March 1, 2022.

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

 We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

    No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

    Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued its attestation report on our internal control over financial reporting, which is included in Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

    The following table presents certain information concerning our Board of Directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	78	Co-Executive Chairman and Director
George R. Roberts	78	Co-Executive Chairman and Director
Joseph Y. Bae	50	Co-Chief Executive Officer and Director
Scott C. Nuttall	49	Co-Chief Executive Officer and Director
Adriane M. Brown	63	Director
Matthew R. Cohler	44	Director
Mary N. Dillon	60	Director
Joseph A. Grundfest	70	Director
Arturo Gutiérrez Hernández	55	Director
John B. Hess	67	Director
Dane E. Holmes	51	Director
Xavier B. Niel	54	Director
Patricia F. Russo	69	Director
Thomas M. Schoewe	69	Director
Robert W. Scully	72	Director
Evan T. Spiegel	31	Director
Robert H. Lewin	42	Chief Financial Officer
David J. Sorkin	62	General Counsel and Secretary
Ryan D. Stork	50	Chief Operating Officer

    Henry R. Kravis co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was our Co-Chief Executive Officer until October 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of Axel Springer and ICONIQ Capital, LLC. He also serves as a director, chairman emeritus, or trustee of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont McKenna College, Columbia Business School (co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (vice chairman), Sponsors for Educational Opportunity (chairman), and the Tsinghua School of Economics and Management in China. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Kravis and Mr. Roberts are first cousins.

George R. Roberts co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was Co-Chief Executive Officer until October 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Roberts has served as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also Founder and Chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to the board of directors. Mr. Roberts and Mr. Kravis are first cousins.

Joseph Y. Bae joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as Co-President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July 2017. Mr. Bae has held numerous leadership roles at KKR. He was the architect of KKR’s expansion in Asia, building one of the largest and most successful platforms in the market. In addition to his role developing KKR’s Asia-Pacific platform, he has presided over business building in the firm’s private markets businesses, which included leading or serving on all of the investment committees and implementing the firm’s modern thematic investment approach. Mr. Bae serves on the firm’s Inclusion and Diversity Council. He is active in a number of non-profit educational and cultural institutions, including co-founding and serving on the board of The Asian American Foundation, a member of Harvard University’s Global Advisory Council and as a board member of the Lincoln Center. Mr. Bae’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the Board of Directors.

Scott C. Nuttall joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position he served as Co-President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July 2017. Mr. Nuttall has had numerous leadership roles at KKR. He was the architect of the firm’s major strategic development initiatives, including leading KKR’s public listing, developing the firm’s balance sheet strategy, overseeing the development of KKR’s Public Markets businesses in the credit and hedge fund space as well as the creation of the firm’s capital markets, capital raising and insurance businesses. Mr. Nuttall serves on KKR’s Balance Sheet Committee and the firm’s Inclusion and Diversity Council. He is currently a member of the board of directors of Fiserv, Inc. Nuttall has served on the boards of various non-profit institutions with a particular focus on education, most recently as Co-Chairman of Teach for America – New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to the Board of Directors.

Adriane M. Brown has been a member of our Board of Directors since June 2021. Ms. Brown joined Flying Fish Ventures, as a Venture Partner in November 2018 and became a Managing Partner of the venture capital firm in February 2021. Prior to that, Ms. Brown served as President and Chief Operating Officer for Intellectual Ventures, an invention and investment company, from January 2010 through July 2017, and served as a Senior Advisor until December 2018. Before joining Intellectual Ventures, Ms. Brown served as President and Chief Executive Officer of Honeywell Transportation Systems. Over the course of 10 years at Honeywell, she held leadership positions serving the aerospace and automotive markets globally. Prior to Honeywell, Ms. Brown spent 19 years at Corning, Inc., ultimately serving as Vice President and General Manager, Environmental Products Division, having started her career there as a shift supervisor. Ms. Brown serves on the boards of directors of American Airlines Group Inc., Axon Enterprise, Inc., e-Bay Inc., Washington Research Foundation, and the Pacific Science Center. Ms. Brown previously served on the boards of directors of Allergan Plc and Raytheon Company until 2020. Ms. Brown holds a Doctorate of Humane Letters and a bachelor’s degree in environmental health from Old Dominion University, and is a winner of its Distinguished Alumni Award. She also holds a master’s degree in management from the Massachusetts Institute of Technology where she was a Sloan Fellow. Ms. Brown’s leadership in technology businesses and industrial companies as well as her investment and financial experience bring important expertise to the oversight and development of our business.

Matthew R. Cohler has been a member of our Board of Directors since December 2021. He is a former General Partner at the venture capital firm Benchmark, where for over a decade he led early-stage investments in Internet and software startup businesses. He currently serves as a director and nominating and governance committee member at Asana, as a director and audit committee member at 1stDibs and as a director at several privately held companies. Previously he served as a director, audit committee member and nominating and governance committee member at Domo, as a director and audit committee member at Uber and as a director at privately held companies including Duo Security, Instagram and Tinder. Prior to Benchmark, Matt was Vice President at Facebook, where he was the company’s seventh employee, and Vice President at LinkedIn, where he was part of the company’s founding team. He serves on the board of trustees at Environmental Defense Fund (Vice Chair), on the board of governors at the San Francisco Symphony (Vice President) and on the investment committee at the Chan Zuckerberg Initiative and at the Yale Investments Office. He holds a B.A. from Yale University, cum laude and with distinction in the study of music. Mr. Cohler’s knowledge and experience as a venture capitalist and director of multiple leading companies in the technology industry bring to our Board important insight and perspectives to our business and future development.

Mary N. Dillon has been a member of our Board of Directors since September 2018. Ms. Dillon is the Executive Chair of the board of directors of Ulta Beauty, Inc., a beauty products retailer, since June 2021 and has served as a member of its board of directors since 2013. From 2013 to June 2021, she was the Chief Executive Officer of Ulta Beauty, and before then she served as President and Chief Executive Officer and member of the board of directors of United States Cellular Corporation, a provider of wireless telecommunication services, from 2010 to 2013. Prior to joining U.S. Cellular, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President of McDonald’s Corporation from 2005 to 2010, where she led its worldwide marketing efforts and global brand strategy. Prior to joining McDonald’s, Ms. Dillon held several positions of increasing responsibility at PepsiCo Corporation, including as President of the Quaker Foods division from 2004 to 2005 and as Vice President of Marketing for Gatorade and Quaker Foods from 2002 to 2004. Ms. Dillon served as a director of Target Corporation from 2007 to 2013 and as a member of its compensation committee from 2009 to 2013. Ms. Dillon joined the board of directors of Starbucks in January 2016 and serves as chair of its compensation and management development committee, and as a member of the nominating and corporate governance committee. Ms. Dillon provides our Board with valuable knowledge and insights she gained through her various senior management and leadership roles, including as the chief executive officer of a publicly traded company. In addition, with over 30 years of experience in consumer-driven businesses, Ms. Dillon brings to our Board her extensive operational and marketing expertise in the retail industry.

Joseph A. Grundfest has been a member of our Board of Directors since July 2010. Mr. Grundfest has been a member of the faculty of Stanford Law School since 1990, where he is the William A. Franke Professor of Law and Business. He is also senior faculty of the Arthur and Toni Rembe Rock Center for Corporate Governance at Stanford University; co-director of Directors’ College, a venue for the continuing professional education of directors of publicly traded corporations; and co-founder of Financial Engines, Inc., a provider of services and advice to participants in employer-sponsored retirement plans, where he served as a director since its inception in 1996 through 2018. Prior to joining the Stanford Law School faculty, Mr. Grundfest was a Commissioner of the SEC from 1985 to 1990. He holds a B.A. in Economics from Yale University and a J.D. from Stanford Law School. Mr. Grundfest's knowledge and expertise in capital markets, corporate governance, and securities laws provides to our Board significant value to the oversight and development of our business.

Arturo Gutiérrez Hernández has been a member of our Board of Directors since March 2021. Mr. Gutiérrez has served as the Chief Executive Officer of Arca Continental, one of the largest Coca-Cola bottlers in the world, since January 2019. Mr. Gutiérrez held several executive positions in the company from 2001 to 2018, including Deputy Chief Executive Officer, Chief Operating Officer, Head of the Mexico Beverages Division, Executive Vice President of Human Resources, Director of Corporate Planning and General Counsel. He serves on several boards of industry-related companies, including Jugos del Valle and Piasa, and he holds positions on several international and national industry councils, such as the System Leadership Governance Board of Coca-Cola North America. He also serves in national and international chambers, such as the Nuevo Leon Transformation Industry Chamber, the U.S.-Mexico CEO Dialogue and the Consumer Goods Forum in Latin America. Mr. Gutiérrez earned a law degree from Escuela Libre de Derecho, in Mexico City, and an L.L.M. from Harvard University, as a Fulbright Scholar. Mr. Gutiérrez provides our Board with valuable knowledge, perspectives and insights from his leadership of a large multinational business based in Latin America and from his broad experience in various aspects of the consumer staples, including operational, financial, business development and legal areas.

John B. Hess has been a member of our Board of Directors since July 2011. Mr. Hess has been the Chief Executive Officer of Hess Corporation since 1995 and a director since 1978. He serves as a member of the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute and previously served on the Secretary of Energy Advisory Board Quadrennial Review Task Force. Mr. Hess is a member of the board of trustees at the Center for Strategic and International Studies, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and former Chair of The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our Board.

Dane E. Holmes has been a member of our Board of Directors since March 2021. Mr. Holmes is the Co-Founder, Chairman and Chief Executive Officer of Eskalera, Inc., an enterprise software company that builds inclusive, productive work cultures through talent development and data based insights, since 2020. Prior to Eskalera, Mr. Holmes was the Global Head of Human Capital Management at Goldman Sachs from 2017 to 2019 and served as a member of the firm’s Management Committee. He held many positions at Goldman Sachs from 2007 to 2017, including global head of Pine Street and global head of investor relations. During his career, he served on a variety of additional global committees, including Partnership Committee, Risk Committee, Client and Business Standards Committee, Finance Committee, and Global Diversity Committee. Mr. Holmes serves on several non-profit boards. He is currently the Chair of The Ron Brown Scholar Program and the Vice-Chair of StoryCorps. Mr. Holmes earned a B.A. from Columbia University. Mr. Holmes provides our Board with valuable knowledge, perspectives, and insights in the area of human capital management, including advancing diversity and inclusion efforts, as well as financial services, investor relations, capital markets, corporate governance, and risk management.

Xavier B. Niel has been a member of our Board of Directors since March 2018. Mr. Niel is the Founder and Chairman of the board of Iliad SA, a French telecommunications company that owns the internet provider Free and the low-cost mobile operator Free Mobile. Mr. Niel also owns majority stakes in telecom operators in various countries. He has been involved in the data communications, internet and telecommunications industry since the late 1980s. In 2010, Mr. Niel founded Kima Ventures SAS, which is an active early-stage investor. In 2013, he created 42, a school that trains computer specialists in France, and in 2017, he opened Station-F, a startup campus located in Paris. Mr. Niel brings significant value to our Board due to his extensive experience as an entrepreneur who founded multiple companies, in addition to his leadership and technology experience.

Patricia F. Russo has been a member of our Board of Directors since April 2011. Ms. Russo served as Chief Executive Officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as Chairman of Lucent Technologies, Inc. from 2003 to 2006, and as President and Chief Executive Officer from 2002 to 2006. Before rejoining Lucent in 2002, Ms. Russo was President and Chief Operating Officer of Eastman Kodak Company from March 2001 to December 2001. She has served as the Chairman of Hewlett Packard Enterprise Company since 2015 and as a director of Merck & Co., Inc. since 2009 and General Motors Company since 2009. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. From November 2016 to May 2018, Ms. Russo also served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She graduated from Georgetown University with a bachelor’s degree in political science and history, and obtained an Advanced Management Degree from

Harvard Business School’s Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings to our Board important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

Thomas M. Schoewe has been a member of our Board of Directors since March 2011. Mr. Schoewe was Executive Vice President and Chief Financial Officer for Wal-Mart Stores, Inc., a position he held from 2000 to 2010, and was employed by Walmart in a transitional capacity to January 2011. Prior to his employment at Walmart, Mr. Schoewe served as Senior Vice President and Chief Financial Officer for Black and Decker Corp., a position he held from 1993 to 1999. Prior to that, he served for four years as Black and Decker’s Vice President of Finance. He previously held the position of Vice President of Business Planning and Analysis. He joined Black and Decker in 1986 after serving at Chicago-based Beatrice Companies, where he was Chief Financial Officer and Controller of Beatrice Consumer Durables, Inc. He has served on the board of directors of Northrop Grumman Corporation and General Motors Company since 2011. From 2001 to May 2012, he served on the board of directors of PulteGroup Inc., which merged with Centex Corporation in 2009 and previously served on the Centex board. Mr. Schoewe graduated from Loyola University of Chicago with a bachelor’s of business administration degree in finance. Mr. Schoewe's experience in financial reporting, accounting and controls, and business planning and analysis, together with his significant international experience as an executive of large multinational companies, brings to the Board important expertise to the oversight and development of our business. Mr. Schoewe also has experience with large-scale, transformational information technology implementations at Wal-Mart and Black and Decker.

Robert W. Scully has been a member of our Board of Directors since July 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been Co-President, Chairman of global capital markets and Vice Chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a Managing Director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016. Previously, he was a director of UBS Group AG from May 2016 to April 2020, a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully previously served on the Board of Dean’s Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings to the Board important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.

Evan T. Spiegel has been a member of our Board of Directors since October 2021. Mr. Spiegel is the Co-Founder of Snap Inc., a publicly traded camera company that believes reinventing the camera represents the greatest opportunity to improve the way that people live and communicate, and has served as its Chief Executive Officer and a member of its board of directors since 2012. In 2017, Mr. Spiegel formed the Spiegel Family Fund, a non-profit humanitarian organization which supports organizations across the arts, education, housing and human rights. Mr. Spiegel currently serves on the boards of directors of Snap Inc. and the Berggruen Institute. Mr. Spiegel holds a bachelor’s degree in Engineering, Product Design from Stanford University. Mr. Spiegel’s experience as a co-founder and executive of a leading company in technology and social media services brings to our Board important insight and perspectives to our business and future development.

Robert H. Lewin joined KKR in 2004 and is our Chief Financial Officer. Since joining KKR, Mr. Lewin held a number of positions at the firm, including as an investor in private equity, co-leading the firm’s credit and capital markets businesses, serving as Treasurer and Head of Corporate Development and most recently as Head of Human Capital & Strategic Talent. From 2006 through 2010, Mr. Lewin resided in Hong Kong, helping to launch KKR’s Asia business. Mr. Lewin has a Bachelor of Science from the University of Pennsylvania. He currently serves on the board of Answer the Call, a non-profit organization.

David J. Sorkin joined KKR in 2007 and is our General Counsel and Secretary. Prior to joining KKR, Mr. Sorkin was a partner with Simpson Thacher & Bartlett LLP. Mr. Sorkin serves as President of the board of directors of New Alternatives for Children. He received a B.A., summa cum laude, from Williams College and a J.D., cum laude, from Harvard Law School.

Ryan D. Stork joined KKR in 2022 and is our Chief Operating Officer. Prior to joining KKR, Mr. Stork was at BlackRock Inc. where he held multiple leadership roles for more than 20 years, including most recently as Deputy Chief Operating Officer from 2019 to 2021 and as Chairman of Asia Pacific from 2014 to 2019. Previously, he was also the Global Head of Aladdin – BlackRock’s investment and risk management technology platform, Head of the Institutional Client Business in Continental Europe, and Co‐Head of the Financial Institutions Group. He was also a member of BlackRock’s Global Executive Committee and a board member of BlackRock’s Foundation. Prior to joining BlackRock, Ryan worked at PennCorp Financial Group, Conning Asset Management, and The Travelers Insurance Companies. Mr. Stork received a BBA in Finance & Accounting from the University of Massachusetts, Amherst.

Independence and Composition of the Board of Directors

Our board of directors consists of sixteen directors, twelve of whom, Messrs. Cohen, Grundfest, Gutiérrez, Hess, Holmes, Niel, Schoewe, Scully and Spiegel and Mses. Brown, Dillon and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.

Because the Series I preferred stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Common Stock—As a 'controlled company,' we qualify for some exemptions from the corporate governance and other requirements of the NYSE." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. In connection with the Reorganization Agreement, at a future date not to be later than December 2026 and subject to the satisfaction of certain conditions, we expect to no longer be a "controlled company", and thereafter we expect to comply with all of the then existing NYSE rules regarding corporate governance. For more information, see also "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
In addition, our Board has considered transactions and relationships between KKR and the companies and organizations on whose boards or other similar governing bodies where our independent directors also serve or where our independent directors serve as executive officers, including investments made by such companies in the portfolio companies in which KKR or its funds are invested, and certain personal investments made by our independent directors in companies in which certain of our executive officers have also invested. It was determined that none of these transactions or relationships adversely impacted the independence of our independent directors.

We seek to enhance the diversity of our board of directors to encompass a broad range of expertise, experience and backgrounds. We believe that a diverse board of directors can strengthen the board’s effectiveness in fulfilling its oversight role. Among our sixteen directors on our board of directors, three of our directors have self-identified as women, and four of our directors have self-identified as non-white.

Board Committees

Our Board of Directors has four standing committees: an Audit Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee and an Executive Committee that operate pursuant to written charters as described below. Because we are a "controlled company," our Board is not required by NYSE rules to establish a Compensation Committee or a Nominating and Corporate Governance Committee or to meet certain other substantive NYSE corporate governance requirements until the consummation of all the transactions contemplated by the Reorganization Agreement. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement." While the Board has established a Nominating and Corporate Governance Committee, we currently rely on available exemptions concerning the committee's composition and mandate.

Audit Committee

The Audit Committee consists of Messrs. Grundfest (Chair), Schoewe and Scully. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling its responsibility with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the Audit Committee meet the independence standards and financial literacy requirements for service on an Audit Committee of a Board of Directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. Our Board of Directors has determined that each of Messrs. Grundfest, Schoewe and Scully is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee has a charter, which is available on our website at www.kkr.com under the corporate governance page for our stockholders at the "Investor Center" section.

Conflicts Committee
The Conflicts Committee consists of Messrs. Scully (Chair) and Schoewe and Mses. Dillon and Russo. The Conflicts Committee is responsible for reviewing specific matters that the Board of Directors believes may involve a conflict of interest and for enforcing our rights under any of the exchange agreement, the tax receivable agreement, the limited partnership agreement of KKR Group Partnership, our certificate of incorporation or our bylaws (collectively, the "covered agreements") against KKR Holdings and certain of its subsidiaries and designees, a general partner or limited partner of KKR Holdings, or a person who holds a partnership or equity interest in the foregoing entities. The Conflicts Committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the Conflicts Committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Board of Directors is or will result in a conflict of interest. The Conflicts Committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. The Conflicts Committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the Conflicts Committee meet the independence standards under our corporate governance guidelines as required for service on the committee in accordance with its charter.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Messrs. Kravis (Co-Chair), Roberts (Co-Chair) and Scully. The Nominating and Corporate Governance Committee is responsible for identifying and recommending candidates for appointment to the Board of Directors and for assisting and advising the Board of Directors with respect to matters relating to the general operation of the Board and corporate governance matters. Mr. Scully meets the independence standards under the rules of the NYSE as required for service on the Nominating and Corporate Governance Committee in accordance with its charter.
Executive Committee
The Executive Committee consists of Messrs. Kravis and Roberts. The purpose of the Executive Committee is to act, when necessary, in place of the full Board of Directors during periods in which the board is not in session or with respect to matters delegated to the committee, including oversight of our Equity Plans. The Executive Committee is authorized and empowered to act as if it were the full Board of Directors in overseeing our business and affairs, except that it is not authorized or empowered to take actions that have been specifically delegated to other Board committees or to take actions with respect to: (i) the declaration of dividends on our common stock; (ii) a merger or consolidation of us with or into another entity; (iii) a sale, lease or exchange of all or substantially all of our assets; (iv) a liquidation or dissolution of us; (v) any action that must be submitted to a vote of the Series I preferred stockholder or our stockholders; or (vi) any action that may not be delegated to a Board committee under our certificate of incorporation, our bylaws or the DGCL.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics that applies to our principal executive officers, principal financial officer and principal accounting officer and is available on our website at www.kkr.com under the corporate governance page for our stockholders at the "Investor Center" section. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Current Report on Form 8-K filing.
Corporate Governance Guidelines
Our Board of Directors has a governance policy, which addresses matters such as the Board of Directors' responsibilities and duties, the Board of Directors' composition and compensation and director independence. The governance guidelines are available on our website at www.kkr.com under corporate governance section for our stockholders at the "Investor Center" section.
Communications to the Board of Directors
The non-executive members of our Board of Directors meet regularly. At each meeting of the non-executive members, the non-executive directors choose a director to lead the meeting. All interested parties, including any employee or stockholder, may send communications to the non-executive members of our Board of Directors by writing to: Investor Relations, KKR & Co. Inc., 30 Hudson Yards, New York, New York 10001.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

    In general, our compensation program for our employees has three primary objectives: (1) to attract, motivate and retain them, (2) to align their interests with those of our stockholders and other stakeholders and (3) to reinforce our culture and values.

    Our employees. Our business is dependent on the services of our employees, including our named executive officers. Among other things, we depend on their ability, where applicable, to find, select and execute investments, manage and improve portfolio company operations, find and develop relationships with fund investors and other sources of capital, find, select and execute capital markets opportunities, and operate our various businesses, and we cannot compete effectively without their continued employment with us. Therefore, it is important that our key employees are compensated in a manner that motivates them to excel consistently and encourages them to remain with the firm.

    Alignment of interests. Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every senior employee of the firm is expected to have an equity interest in KKR. This equity ownership serves to align the interests of our senior employees, including our named executive officers, with those of our stockholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our senior employees 40%, 43% or 65%, as applicable, of the carried interest that we generate through our business, we believe that our senior employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our stockholders. Moreover, senior Global Atlantic employees have equity interests based on the long term performance of Global Atlantic, which we believe aligns their interests with those of its various stakeholders.

    Culture and values. One of our most important values for our senior employees is our "one firm" approach with shared responsibility and success, and we also subscribe to a culture of meritocracy and fairness. Therefore, compensation for our senior employees is based on the performance of the firm as a whole as well as on an individual's contributions to the firm. For example, we generally do not compensate our senior employees based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct, at least annually, an evaluation process based on input from a wide range of persons regarding each employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of an evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.

    We refer to our two Co-Executive Chairmen (Henry Kravis and George Roberts), our two Co-Chief Executive Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (Robert Lewin) and our General Counsel and Secretary (David Sorkin) as our "named executive officers" for the year ended December 31, 2021. We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We are not required to conduct say-on-pay or say-on-frequency votes under the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

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

    KKR Holdings, from time to time, receives distributions that are made on KKR Group Partnership Units that are held by it. To the extent such distributions are received on KKR Group Partnership Units that underlie any KKR Holdings units that have satisfied their respective vesting requirements, if any, at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions will be allocated and further distributed to the named executive officers as and when received. To the extent that such distributions are made on KKR Group Partnership Units underlying any KKR Holdings units that have not satisfied all vesting requirements at the time distributions are declared on the underlying KKR Group Partnership Units, such distributions may be allocated or otherwise applied in such amounts and in such manner as Messrs. Kravis and Roberts, acting through the general partner of KKR Holdings, may determine. As of February 24, 2022, approximately 1.1 million KKR Holdings units remain unallocated, which as discussed below, Messrs. Kravis and Roberts are authorized to allocate to themselves or others.

    In 2021, our named executive officers received distributions from KKR Holdings, including distributions relating to tax liabilities, as well as dividends on shares of common stock they own, and because these distributions and dividends are not considered to be compensation, they have not been reported in the Summary Compensation Table.

As part of the transactions contemplated by the Reorganization Agreement, 500,000 outstanding KKR Holdings units held by each of Messrs. Kravis and Roberts and 1,455,000 outstanding KKR Holdings units held by each of Messrs. Bae and Nuttall, each of which had previously been scheduled to vest on October 1, 2022, will be accelerated to vest immediately prior to the closing of the mergers contemplated by the Reorganization Agreement, and such KKR Holdings units will become vested and receive their allocable share of the common stock contemplated to be issued pursuant to the Reorganization Agreement. The customary one- and two-year transfer restrictions applicable to such KKR Holdings units will continue to apply to the shares to be received in exchange therefor pursuant to the Reorganization Agreement until October 1, 2023 and October 1, 2024. The 500,000 KKR Holdings units held by each of Messrs. Kravis and Roberts are already considered fully vested given their age and years of service at KKR. In the case of Messrs. Bae and Nuttall only, in exchange for the accelerated vesting, each of their 1,455,000 KKR Holdings units (or shares of common stock to be received in respect thereof) will be subject to forfeiture if such executive is not employed by KKR on October 1, 2022 (except in the case of death or permanent disability).

In addition, KKR Holdings allocated 1,150,000 KKR Holdings units to each of Messrs. Bae and Nuttall, of which 30% will be subject to forfeiture if such executive is not employed by KKR on October 1, 2022 (except in the case of death or permanent disability). The number of KKR units allocated to Messrs. Bae and Nuttall was determined by Messrs. Kravis and Roberts, and the allocations were made as part of the transactions contemplated by the Reorganization Agreement, which were approved by our board of directors following the recommendation of the conflicts committee. These KKR Holdings units (or shares of common stock to be received in respect thereof) are subject to customary one- and two-year transfer restrictions that will apply, as applicable, until October 1, 2023 and October 1, 2024. Messrs. Kravis and Roberts are authorized to allocate the balance of any outstanding and unallocated KKR Holdings units, in their sole discretion, to themselves or others, on such terms as they determine, prior to the closing of the mergers contemplated by the Reorganization Agreement.

All of these KKR Holdings units represent KKR Group Partnership units that are already outstanding, and therefore their vesting and allocations as described above do not represent any incremental dilution to KKR.

Compensation Elements

Base Salary

    For 2021, Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Sorkin were each paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Executive Chairmen determined that $300,000 is a sufficient minimum base salary for our named executive officers.

Year-End Bonus Compensation

    Our Co-Executive Chairmen did not receive any year-end cash bonus compensation in 2021. They have decided at this time not to receive any year-end cash bonus compensation, which permits our firm to make greater year-end cash bonus payments to our other employees in order to motivate and retain them for the benefit of the firm. See "—Other Compensation" below for certain incidental benefits provided to them by the firm.

    In 2021, our Co-Chief Executive Officers were awarded year-end cash compensation as bonus payments that were determined by our Co- Executive Chairmen. In 2021, our Chief Financial Officer and General Counsel were awarded year-end cash compensation as bonus payments that were determined by our Co-Chief Executive Officers. Our Co-Executive Chairmen and Co-Chief Executive Officers made their subjective determinations by assessing our overall performance and the contributions that the named executive officer made to our development and success, as a firm, during the year. Certain factors that were considered when determining the size of their bonus payments include (i) their respective contributions and accomplishments in 2021 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm; (iii) their respective performance and contributions in 2021 as compared to the prior year; and (iv) the overall financial performance of the firm in 2021 as compared to the prior year based on certain financial measures considered by management, including but not limited to after-tax distributable earnings. More specifically, in assessing the contributions by Messrs. Bae and Nuttall, our Co-Executive Chairmen considered their services as Co-Presidents/Co-Chief Operating Officers and Co-Chief Executive Officers during 2021 and their day-to-day management of the firm's business as well as their joint leadership of the firm. In assessing Mr. Lewin's contributions, our Co-Chief Executive Officers considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm. In assessing Mr. Sorkin's contributions, they considered his leadership and oversight of our global legal, compliance, enterprise risk and internal audit functions and his role with respect to the strategic initiatives undertaken by the firm. Despite the ongoing pandemic, the firm experienced strong financial performance in 2021, with fee related earnings, after-tax distributable earnings and book value up significantly over the prior year. Based on the firm's positive 2021 results and the individual contributions described above, our Co-Executive Chairmen determined the aggregate size of the bonus payments to Messrs. Bae and Nuttall, and our Co-Chief Executive Officers determined the aggregate size of the bonus payments to Messrs. Lewin and Sorkin. In making these determinations, our Co-Executive Chairmen and Co-Chief Executive Officers considered the feedback from other employees. We believe that the discretion permitted to our Co-Executive Chairmen and Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers.

    The cash bonus amounts paid to our Co-Chief Executive Officers, Chief Financial Officer and General Counsel for 2021 are reflected in the Bonus column of the 2021 Summary Compensation Table below.

In prior years, certain named executive officers received equity awards as part of their annual year-end bonus compensation. In lieu of receiving an annual grant of equity awards for 2021 year-end compensation, certain named executive officers received long-term incentive equity awards, as well as certain grants in early 2021. See "—Incentive Awards" for a description of incentive equity awards granted in 2021.

Except as explained below for our Co-Chief Executive Officers for the next five years, a grant of equity awards in connection with year-end compensation could be made to our named executive officers after the date of this Annual Report.

Incentive Equity Awards

On February 18, 2021, certain of our named executive officers received grants of restricted holdings units subject to market price vesting requirements. Restricted holdings units are equity awards issued under our 2019 Equity Incentive Plan and provide the recipient with the right to exchange them on a one-for-one basis for our common stock after vesting and subject to satisfying certain other conditions. The overall objectives of these grants were principally to incentivize our most senior employees, to align their interests with those of our stockholders, and to retain them by providing meaningful long-term economic incentives. These awards were not designed to be a regularly recurring equity grant as part of an annual year-end compensation program. The number of restricted holdings units granted to our named executive officers was determined by our Co-Executive Chairmen. Following the approval of our board of directors, we made the following grants of restricted holdings units under our 2019 Equity Incentive Plan: 1,000,000 restricted holdings units to Mr. Bae, 900,000 restricted holdings units to Mr. Lewin and 300,000 restricted holdings units to Mr. Sorkin. Equity awards to the named executive officers were determined considering their existing relative levels of KKR equity ownership at such time.

The restricted holdings units granted to these named executive officers are subject to a market price vesting condition. Tranches of these restricted holdings units become eligible to vest upon the average closing price of KKR common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share, all of which have been achieved as of December 31, 2021. These restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. These restricted holdings units are subject to one- and two-year transfer restrictions after vesting and are subject to minimum retained ownership requirements.

On December 9, 2021, our board of directors approved grants of 7.5 million restricted holdings units to each of our then newly promoted Co-Chief Executive Officers, Messrs. Bae and Nuttall (the “CEO Awards”). These CEO Awards are intended to incentivize the Co-Chief Executive Officers to help drive stock price performance in a manner that is aligned with stockholder interests. KKR currently intends that no additional equity incentive awards will be granted to Messrs. Bae and Nuttall during the five years following the date of grant.

The CEO Awards have a market price vesting condition that would be met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds certain stock price targets. For both recipients, 20% of their awards are eligible to vest at each of the following KKR common stock prices: $95.80, $105.80, $115.80, $125.80 and $135.80. These stock price targets represent a premium of 26%, 40%, 53%, 66% and 79%, respectively, relative to the KKR common stock’s closing price of $75.76 on December 9, 2021. In addition to the market price vesting condition, the CEO Awards have a cliff service vesting condition, which requires the Co-Chief Executive Officer to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability). The CEO Awards will be automatically forfeited upon the earlier of the Co-Chief Executive Officer’s termination of service (except for involuntary termination without cause, death or permanent disability) or the failure to meet the market price vesting condition by December 31, 2028 (for which continued service is required if the market price vesting condition is met after December 31, 2026). The CEO Awards are subject to one- and two-year transfer restrictions after vesting and remain subject to minimum retained ownership requirements.

Carried Interest

    We allocate 40%, 43% or 65%, as applicable, of the carried interest that we earn to a carry pool, from which our employees are eligible to receive a carried interest allocation. In February 2021, upon receipt of approval from a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased only with the approval of a majority of our independent directors. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to our Co-Executive Chairmen's unique status as Co-Founders of our firm, our Co-Founders determine their own allocation from the carry pool. Under the Reorganization Agreement, until KKR acquires control of the carry pool (which will occur no later than December 31, 2026), our Co-Founders will continue to make decisions regarding the allocation of carry proceeds to themselves and others, provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis, consistent with past practice. To make the total dollar value determination for the other named executive officers, our Co-Founders take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus as well as the recommendations by our Co-Chief Executive Officers and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation." However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. For our older funds, carry pool allocations were determined based on a percentage applied on an investment-by-investment basis. After a total dollar value, if any, for each named executive officer is determined, such dollar value was then divided by the total allocable dollar value of investments made by our funds for the year, which yielded a certain percentage for the named executive officer. This percentage is then applied consistently to each investment made during the year. Because the size of each investment is different, the nominal amount of the carry pool allocation may differ by investment, although the percentage applied to each investment is consistent. For our more recent funds, carry pool allocations are determined based on a percentage applied on a fund-by-fund basis. The dollar value, if any, for each named executive officer is determined and then allocated to the applicable funds, and such dollar value is then divided by the total allocable dollar value of investments made by that fund for the year to yield a percentage for that particular fund. If carry is paid prior to the end of a fund's investment period, this percentage is applied at that time. At the end of the investment period, an adjustment would be made to account for any difference in percentages applied at the times carry was paid during the investment period (taking vesting into account) and the percentage determined for a particular fund based on the total dollar values allocated to the named executive officer for such fund divided by the total allocable dollars invested during the entire investment period of such fund.

    The carried interest allocated to the carry pool is maintained and administered by KKR Associates Holdings, which, similar to KKR Holdings, is not currently a subsidiary of ours. Allocations of carried interest, including any reserved carried interest, are determined by our Co-Founders acting through the general partner of KKR Associates Holdings. On the Sunset Date (as defined in the Reorganization Agreement), KKR will acquire control of KKR Associates Holdings and will commence making decisions regarding the allocation of carried interest pursuant to the limited partnership agreement of KKR Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carried interest to themselves and others, pursuant to the limited partnership agreement of KKR Associates Holdings, provided that any allocation of carried interest to the Co-Founders will be on a percentage basis consistent with past practice. For more information see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement” in this Annual Report.

    Carried interest, if any, from the carry pool in respect of any particular investment or fund is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. To the extent any "clawback" obligation is triggered, carried interest previously distributed by the fund would have to be returned to such fund, thereby reducing the named executive officer's overall compensation for any such year. A portion of certain carried interest payable is generally not distributed to the recipient and is instead held in escrow in the recipient's name in order to enhance the recipient's ability to satisfy any future clawback obligation. Because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our stockholders. In addition, several of our competitors use participation in carried interest as an important incentive, and we believe that we must do the same in order to attract and retain the most qualified senior employees.

    Participation in our carry pool for our senior employees, including our named executive officers, is subject only to service-based vesting with certain exceptions, including additional vesting upon death, disability or certain retirement events. In general, the vesting for carry pool allocations is over a four-year period (other than for our Co-Founders). Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to our Co-Executive Chairmen's status as Co-Founders of our firm, our Co-Founders are typically completely vested in their carry pool allocations upon grant.

    Carry pool allocations after December 31, 2018, whether or not vested, are subject to forfeiture if the recipient violates his or her confidentiality and restrictive covenant agreement. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards—Terms of Confidentiality and Restrictive Covenant Agreements."

Other Compensation

    We have a program to match certain charitable donations made by our senior employees, including our executive officers, and we also pay for certain miscellaneous benefits for them, including tax preparation and financial planning services. In addition, our Co-Executive Chairmen are reimbursed by us for the use of a car and driver, and we pay for the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services and their unique status as Co-Founders of our firm.

Minimum Retained Ownership

    While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of KKR Holdings units and restricted holdings units that have satisfied the vesting conditions during the duration of his employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold shares of our common stock equivalents of 15% of the cumulative restricted stock units granted under our Equity Incentive Plans that have satisfied the applicable vesting condition during the duration of his employment with the firm. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted stock units of certain employees, including our named executive officers, have been and may be transferred to such employees' KKR Holdings units or restricted holdings units, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.

Compensation and Risk

Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, all compensation elements are allocated at the discretion of our firm or by our Co-Founders, a significant majority of the equity awards granted to our employees are subject to a multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and/or a minimum retained ownership requirement and subject to forfeiture in connection with the breach of certain restrictive covenant obligations. Because our equity awards typically have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long- term performance of our common stock. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the employees would be subject to a "clawback," i.e., be required to return carried interest payments previously made, all of which further discourages excessive risk-taking by our personnel.

2021 Summary Compensation Table

    The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2019, 2020 and 2021.

    In 2019, 2020 and 2021, our named executive officers received distributions from KKR Holdings, as well as dividends on shares of common stock they hold. Because these distributions and dividends are not considered to be compensation, they are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

    Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2019, 2020 and 2021 are reflected in the All Other Compensation column in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Henry R. Kravis	2021	300,000	—	—	67,154,677	(3)	67,454,677
Co-Executive Chairmen	2020	75,000	—	—	41,936,119		42,011,119
	2019	300,000	—	—	39,822,617		40,122,617

George R. Roberts	2021	300,000	—	—	67,209,901	(4)	67,509,901
Co-Executive Chairmen	2020	75,000	—	—	41,937,533		42,012,533
	2019	300,000	—	—	39,865,377		40,165,377

Joseph Y. Bae	2021	300,000	24,700,000	476,261,500	58,374,648	(5)	559,636,148
Co-Chief Executive Officer	2020	75,000	—	—	35,729,288		35,804,288
	2019	300,000	8,300,000	—	26,372,589		34,972,589

Scott C. Nuttall	2021	300,000	24,700,000	442,161,500	55,980,932	(6)	523,142,432
Co-Chief Executive Officer	2020	75,000	—	—	36,123,519		36,198,519
	2019	300,000	8,300,000	—	26,637,879		35,237,879

Robert H. Lewin (7)	2021	300,000	6,450,000	30,690,000	8,585,091	(8)	46,025,091
Chief Financial Officer	2020	300,000	3,450,000	—	4,773,493		8,523,493

David J. Sorkin	2021	300,000	5,450,000	10,230,000	4,664,923	(9)	20,644,923
General Counsel	2020	300,000	3,550,000	—	3,318,106		7,168,106
	2019	300,000	2,800,000	—	3,361,433		6,461,433

(1)
Stock awards reflected in the table above for each year presented represent the value of the restricted holdings units and KKR Holdings units granted in such reporting period. Fair value of the restricted holdings units and KKR Holdings units granted to our named executive officers are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 19 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this Annual Report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

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

(3)
Consists of $66,277,829 in cash payments of carried interest from the carry pool during 2021. Also consists of the following payments made by KKR (unless otherwise noted): $192,946 related to the cost of Mr. Kravis' use of a car and driver during 2021; $598,902 related to certain personnel who administer personal matters for Mr. Kravis during 2021 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees (incurred by KKR Holdings); $25,000 related to tax preparation fees; $25,000 of matching charitable donations; and up to $10,000 of other miscellaneous benefits. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Kravis as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft”. From time to time, family members and other personal guests of Mr. Kravis may accompany him on such flights or otherwise on business travel, for which KKR incurs no incremental cost.

(4)
Consists of $66,277,829 in cash payments of carried interest from the carry pool during 2021. Also consists of the following payments made by KKR (unless otherwise noted): $229,171 related to the cost of Mr. Roberts's use of a car and driver during 2021; $542,901 related to certain personnel who administer personal matters for Mr. Roberts during 2021 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees (incurred by KKR Holdings); $25,000 related to tax preparation fees; $100,000 of matching charitable donations; and up to $10,000 of other miscellaneous benefits. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Roberts as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft”. From time to time, family members and other personal guests of Mr. Roberts may accompany him on such flights, for which KKR incurs no incremental cost.

(5)
Consists of $58,249,648 in cash payments of carried interest from the carry pool during 2021. Also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees (incurred by KKR Holdings); $25,000 related to tax preparation fees; and $75,000 of matching charitable donations.

(6)
Consists of $55,550,432 in cash payments of carried interest from the carry pool during 2021; $192,000 in restricted stock units and $88,500 in deferred compensation notional units of Fiserv, Inc. for Mr. Nuttall's service as a KKR-designated director on the board of directors of Fiserv, Inc., a KKR portfolio company, during 2021. Also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees (incurred by KKR Holdings); $25,000 related to tax preparation fees; and $100,000 of matching charitable donations.

(7)	Mr. Lewin became one of our named executive officers in 2020, and therefore, only his compensation information for the fiscal years ended December 31, 2021 and 2020 is provided in the table.

(8)
Consists of $8,435,091 in cash payments of carried interest from the carry pool during 2021. Also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees (incurred by KKR Holdings); $25,000 related to tax preparation fees; and $100,000 of matching charitable donations.

(9)
Consists of $4,514,923 in cash payments of carried interest from the carry pool during 2021. Also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees (incurred by KKR Holdings); $25,000 related to tax preparation fees; and $100,000 of matching charitable donations.

Grants of Plan Based Awards in 2021
The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2021 provided in our 2021 Summary Compensation Table.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)			Grant Date Fair Value of Stock and Options Awards ($) (4)
Henry R. Kravis	—	—	—	—	—		—
George R. Roberts	—	—	—	—	—		—
Joseph Y. Bae	02/18/2021	166,666(2)	—	1,000,000	—		$34,100,000
	10/8/2021	—	—	—	1,150,000	(3)	$75,336,500
	12/09/2021	1,500,000(2)	—	7,500,000	—		$366,825,000
Scott C. Nuttall	10/8/2021	—	—	—	1,150,000	(3)	$75,336,500
	12/09/2021	1,500,000(2)	—	7,500,000	—		$366,825,000
Robert H. Lewin	02/18/2021	150,000(2)	—	900,000	—		$30,690,000
David J. Sorkin	02/18/2021	50,000(2)	—	300,000	—		$10,230,000

(1)The amounts represent restricted holdings units granted under our 2019 Equity Incentive Plan in the fiscal year ended December 31, 2021. Each grant of restricted holdings units is subject to market price vesting requirements and a service-based vesting condition, which are described under the captions "Compensation Elements: Incentive Equity Awards" above and "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Terms of Restricted Holdings Units" below.

(2)16.7% of each award granted in February 2021 is eligible to vest at the threshold market price of $45.00 to $70.00 and 20% of each award granted in December 2021 is eligible to vest at the threshold market price of $95.80 to $135.80.

(3)The amounts represent KKR Holdings units allocated in the fiscal year ended December 31, 2021. KKR Holdings units are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Terms of KKR Holdings Units” below.

(4)The amounts represent the grant date fair value of the KKR Holdings units or restricted holdings units, as applicable, as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this Annual Report for additional information about the valuation assumptions with respect to all grants reflected in this table. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards
Terms of KKR Holdings Units
In general, KKR Holdings units vest over a period of time from their grant date, subject to continued service through each vesting date. Following this service-based vesting, certain KKR Holdings units may also be subject to transfer restrictions and/or minimum retained ownership requirements. Unvested KKR Holdings units are not entitled to receive any distributions that are declared and received on the underlying KKR Group Partnership Units.

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
    Because KKR Holdings is a partnership, all of the outstanding KKR Holdings units have been legally allocated, but the allocation of 1,066,497 of these units has not been communicated as of December 31, 2021. Messrs. Kravis and Roberts are

authorized to allocate these KKR Holdings units, in their sole discretion, to themselves or others, on such terms as they determine, prior to the closing of the mergers contemplated by the Reorganization Agreement. For more information about the Reorganization Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement” in this Annual Report.
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
    While employed by our firm, our employees, including our named executive officers, may also be subject to a minimum retained ownership requirement under the restricted stock unit grant agreement, which would obligate them to continuously hold shares of our common stock equivalents of 15% of their cumulatively vested restricted stock units, unless waived. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted stock units of certain employees, including our named executive officers, have been and may be transferred to such employees' KKR Holdings units or restricted holdings units, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.
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
    The restricted periods for our Co‑Executive Chairmen expire two years from termination for both the prohibitions on competition with us and the prohibitions on the solicitation of our fund investors, clients and employees. In cases where the Co-Executive Chairman is terminated involuntarily and for reasons not constituting cause, such periods are reduced to one year from termination. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our fund investors, clients, and employees, 15 months from termination. These agreements also require that we, and our Co-Executive Chairmen and other named executive officers, provide advance notice prior to termination of employment.
    Our named executive officers (other than our Co‑Executive Chairmen) have entered into these confidentiality and restrictive covenant agreements with us through their restricted stock unit grant agreements or restricted holdings unit grant agreements and separately also with KKR Holdings, which is entitled to waive, modify or amend them at any time without our consent (prior to the closing of the mergers contemplated by the Reorganization Agreement). However, because our Co‑Executive Chairmen have not received any restricted stock units or restricted holdings units from us, their confidentiality and restrictive covenant agreements are solely with KKR Holdings. Because KKR Holdings is the party to these agreements and not us, we may not be able to enforce them, and these agreements might be waived, modified or amended at any time without our consent (prior to the closing of the mergers contemplated by the Reorganization Agreement).

Outstanding Equity Awards at 2021 Fiscal Year‑End
    The following table sets forth information concerning unvested restricted stock units, restricted holdings units and KKR Holdings units for each of the named executive officers as of December 31, 2021.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Henry R. Kravis	500,000 (2)	$37,250,000	—	—
George R. Roberts	500,000 (2)	$37,250,000	—	—
Joseph Y. Bae	2,905,000 (3)	$216,422,500	7,500,000 (5)	$558,750,000
Scott C. Nuttall	1,905,000 (4)	$141,922,500	7,500,000 (6)	$558,750,000
Robert H. Lewin	900,000 (7)	$67,050,000	—	—
David J. Sorkin	300,000 (8)	$22,350,000	—	—

(1)    These amounts are based on the closing market price of our common stock on the last trading day of the year ended December 31, 2021, which was $74.50 per share.
(2)    Includes 500,000 KKR Holdings units granted to each of Messrs. Kravis and Roberts on November 2, 2017, which will vest on the earlier of October 1, 2022 and immediately prior to the closing of the mergers under the Reorganization Agreement.
(3)    Includes (i) 1,455,000 KKR Holdings units granted on November 2, 2017, which will vest on the earlier of October 1, 2022 and immediately prior to the closing of the mergers under the Reorganization Agreement; (ii) 450,000 restricted stock units granted on November 2, 2017, which will vest on October 1, 2022; and (iii) 1,000,000 restricted holdings units granted on February 18, 2021 ("2021 Grant"), which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share, all of which have been achieved by December 31, 2021. These 2021 Grant restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. Does not include 1,150,000 KKR Holdings Units allocated to the named executive officer on October 8, 2021, of which 30% is subject to forfeiture if such executive is not employed by KKR on October 1, 2022, subject to certain exceptions.

(4)    Includes (i) 1,455,000 KKR Holdings units granted on November 2, 2017, which will vest on the earlier of October 1, 2022 and immediately prior to the closing of the mergers under the Reorganization Agreement; and (ii) 450,000 restricted stock units granted on November 2, 2017, which will vest on October 1, 2022. Does not include 1,150,000 KKR Holdings Units allocated to the named executive officer on October 8, 2021, of which 30% is subject to forfeiture if such executive is not employed by KKR on October 1, 2022, subject to certain exceptions.

(5)    Represents 7,500,000 restricted holdings units granted on December 9, 2021, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $95.80 to $135.80. Restricted holdings units that satisfy this market price vesting condition are eligible to vest beginning on December 31, 2026, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions, and will expire if not vested on or prior to December 31, 2028.

(6)    Represents 7,500,000 restricted holdings units granted on December 9, 2021, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $95.80 to $135.80. Restricted holdings units that satisfy this market price vesting condition are eligible to vest beginning on December 31, 2026, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions, and will expire if not vested on or prior to December 31, 2028.

(7)     Represents 900,000 restricted holdings units granted on February 18, 2021, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share, all of which have been achieved by December 31, 2021. These restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.

(8)    Represents 300,000 restricted holdings units granted on February 18, 2021, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share, all of which have been achieved by December 31, 2021. These restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.

Option Exercises and Stock Vested in 2021
    The following table sets forth information concerning the vesting of KKR Holdings units and restricted stock units held by each of our named executive officers during the year ended December 31, 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	500,000	$30,840,000
George R. Roberts	500,000	$30,840,000
Joseph Y. Bae	5,592,848	$295,615,072
Scott C. Nuttall	5,652,848	$299,009,872
Robert H. Lewin	153,934	$8,591,627
David J. Sorkin	130,420	$7,251,947

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
Pension Benefits for 2021
    We provided no pension benefits during the fiscal year ended December 31, 2021.
Nonqualified Deferred Compensation for 2021
    We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2021.
Potential Payments Upon Termination or Change in Control
    Upon termination of employment (other than due to death or permanent disability), vesting generally ceases for KKR Holdings units, restricted holdings units and restricted stock units that have not vested. In addition, transfer-restricted vested KKR Holdings units, transfer-restricted vested restricted holdings units and, if applicable, transfer-restricted restricted stock units (which term includes the transfer-restricted shares of common stock that may be delivered upon settlement of such restricted stock units) remain subject to transfer restrictions for one- and two-year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding the KKR Holdings units and common stock held by our named executive officers.
    Other than the restricted holdings units awarded to the Co-Chief Executive Officers on December 8, 2021 ("Co-CEO Awards"), a named executive officer who retires after the first date on which his or her age plus years of service to KKR equals 80 ("qualified retirement") will generally (i) vest in his or her unvested KKR Holdings units, restricted stock units and restricted holdings units (for those with service based vesting conditions) that would otherwise vest within two years following retirement and (ii) vest in a pro rata portion of his or her unvested restricted stock units and restricted holdings units (for those with market price based vesting conditions) that satisfied the stock price target requirements at the time of qualified retirement, in each case, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such KKR Holdings unit, restricted stock unit or restricted holdings units, if applicable, remains transfer restricted over the one- and two-year periods from the original vesting date. The Co-CEO Awards do not vest upon qualified retirement.

    Upon death or permanent disability, generally (i) a holder of KKR Holdings units, restricted stock units and restricted holdings units (for those with service based vesting conditions) will become vested with respect to service based vesting conditions in all unvested KKR Holdings units, restricted stock units and restricted holdings units, respectively, and (ii) a holder of restricted stock units and restricted holdings units (for those with market price based conditions) will be eligible to vest in a pro rata portion of his or her unvested restricted stock units and restricted holdings units that satisfy the stock price target requirements at a prescribed time, which include the time of death or permanent disability or at the end of the service based vesting requirement. Upon vesting, KKR Holdings units and restricted holdings units will become permitted to be exchanged into shares of common stock after the applicable transfer restrictions following vesting have lapsed. Restricted stock units will be settled on, or as soon as practicable after, the scheduled vesting dates, and, if applicable, subject to transfer restrictions. In addition, upon a change in control of KKR, a holder of KKR Holdings units, restricted stock units and restricted holdings units may become immediately vested in all unvested KKR Holdings units, restricted stock units and restricted holdings units, respectively. The values of unvested KKR Holdings units, restricted stock units and restricted holding units held by the named executive officers as of December 31, 2021 are set forth above in "Outstanding Equity Awards at 2021 Fiscal Year-End."
    Upon termination of employment, vesting generally ceases for carried interest allocations, some of which are subject to forfeiture for breach of the confidentiality and restrictive covenant agreement. In addition, carried interest allocations generally become immediately vested upon death or disability, and certain carried interest allocations permit additional vesting upon retirement.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2021:

•the median of the annual total compensation of all employees of our company (other than Messrs. Bae and Nuttall, who are our Co-Chief Executive Officers as of December 31, 2021) was $320,000;

•the annual total compensation of Messrs. Bae and Nuttall were $559,636,148 and $523,142,432, respectively; and

•the ratio of the averaged annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 1,692 to 1.

To identify the median employee for the purpose of providing the information above, we examined the compensation of all our current employees (other than our Co-Chief Executive Officers) as of December 31, 2021, using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process, and any employee who joined us in connection with an acquisition consummated during the year (including the acquisition of Global Atlantic) were excluded from the calculation. Compensation of employees who were employed for less than the full year of 2021 were annualized only if they were part of the regular year-end compensation process. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—Summary Compensation Table—2021 Summary Compensation Table." As noted in “Compensation Discussion and Analysis," distributions from KKR Holdings and dividends paid on shares of common stock are not considered compensation and accordingly are not included in the pay ratio calculation above.

Director Compensation
    We limit compensation for service on our board of directors to the independent directors. During 2021, each independent director received (1) an annual cash retainer of $90,000, which was increased to $110,000 annually beginning December 9, 2021, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee, and (4) an additional annual cash retainer of $10,000 if such independent director is a member of the conflicts committee and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chairman of the conflicts committee. Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on December 9, 2021, restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan. Because Mr. Hernández, Mr. Holmes, Ms. Brown and Mr. Cohler, all independent directors, joined our board of directors on March 4, 2021, March 4, 2021, June 16, 2021 and December 31, 2021, respectively, an additional 1,900, 1,900, 785 and 2,330 restricted stock units, respectively, were granted to them.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Adriane M. Brown	49,959	231,328	281,287
Matthew R. Cohler (2)	—	172,513	172,513
Mary N. Dillon	101,260	186,669	287,929
Joseph A. Grundfest	141,260	186,669	327,929
Arturo Gutiérrez Hernández	76,260	274,829	351,089
John B. Hess	91,260	186,669	277,929
Dane E. Holmes	76,260	274,829	351,089
Xavier B. Niel	91,260	186,669	277,929
Patricia F. Russo	101,260	186,669	287,929
Thomas M. Schoewe	126,260	186,669	312,929
Robert W. Scully	156,260	186,669	342,929
Evan T. Spiegel	21,422	186,669	208,091

(1)    Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2021 as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" to our consolidated financial statements included elsewhere in this Annual Report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(2)    Mr. Cohler was appointed to our board of directors on December 31, 2021.
    The following table details grants of restricted stock units to each independent director in the year ended December 31, 2021. The table includes the grant date and grant date fair value of 2021 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2021 owned by each independent director who served as a director during the year ended December 31, 2021:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Stock Awards on December 31, 2021 (#)
Adriane M. Brown	6/16/2021	785	44,659	—
	12/9/2021	2,479	186,669	2,479
Matthew R. Cohler (3)	12/31/2021	2,330	172,513	2,330
Mary N. Dillon	12/9/2021	2,479	186,669	2,479
Joseph A. Grundfest	12/9/2021	2,479	186,669	2,479
Arturo Gutiérrez Hernández	3/4/2021	1,900	88,160	—

	12/9/2021	2,479	186,669	2,479
John B. Hess	12/9/2021	2,479	186,669	2,479
Dane E. Holmes	3/4/2021	1,900	88,160	—
	12/9/2021	2,479	186,669	2,479
Xavier B. Niel	12/9/2021	2,479	186,669	2,479
Patricia F. Russo	12/9/2021	2,479	186,669	2,479
Thomas M. Schoewe	12/9/2021	2,479	186,669	2,479
Robert W. Scully	12/9/2021	2,479	186,669	2,479
Evan T. Spiegel	12/9/2021	2,479	186,669	2,479
(1)    The restricted stock units were granted on December 9. 2021 and will vest on October 1, 2022, subject to the grantee's continued service through the vesting date. An additional 1,900, 1,900 and 785 restricted stock units granted to Mr. Hernández, Mr. Holmes and Ms. Brown, respectively, for joining the board of directors on March 4, 2021, March 4, 2021 and June 16, 2021, respectively, vested and were settled into an equal number of shares of KKR common stock on October 1, 2021. 2,330 restricted stock units were granted to Mr. Cohler for joining the board of directors on December 31, 2021 and will vest on October 1, 2022, subject to the grantee's continued service through the vesting date.
(2)    This column represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2021 as calculated in accordance with ASC Topic 718. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(3)    Mr. Cohler was appointed to our board of directors on December 31, 2021.
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
Common Stock Subject to the Plan
As of December 31, 2021, 70,812,698 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the aggregate number of aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries) (which is referred to as "Diluted Common Shares" in this report) outstanding at the close of business on December 31, 2021, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Class A Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity

Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.

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

Compensation Committee Interlocks and Insider Participation
    Because we are a "controlled company" within the meaning of the corporate governance standards of the NYSE, our board of directors is not required by NYSE rules to establish a compensation committee. Messrs. Kravis and Roberts, our Co-Executive Chairmen, participated in discussions regarding executive compensation, and Messrs. Bae and Nuttall, our Co-Chief Executive Officers, participated in discussions regarding the compensation of our other executive officers. For a description of certain transactions between us and our executive officers, see "Certain Relationships and Related Transactions, and Director Independence."

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

Henry R. Kravis
George R. Roberts
Joseph Y. Bae
Scott C. Nuttall
Adriane M. Brown
Matthew R. Cohler
Mary N. Dillon
Joseph A. Grundfest
Arturo Gutiérrez Hernández
John B. Hess
Dane E. Holmes
Xavier B. Niel
Patricia F. Russo
Thomas M. Schoewe
Robert W. Scully
Evan T. Spiegel

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
    The numbers of shares of common stock and KKR Group Partnership Units and shares of Series II preferred stock outstanding and the percentage of beneficial ownership are based on 591,145,410 shares of common stock issued and outstanding and 258,726,163 KKR Group Partnership Units that, together with shares of our Series II preferred stock, are exchangeable for shares of our common stock as of February 24, 2022. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 24, 2022. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Common Stock Beneficially Owned		KKR Group Partnership Units and Series II Preferred Stock Beneficially Owned (1)(2)		Percentage of Combined Common Stock and Series II Preferred Stock Beneficially Owned
Name (3)	Number	Percent	Number	Percent	Percent (4)
KKR Holdings (5)	—	—	258,726,163	100.0%	30.4%
BlackRock, Inc. (6)	39,150,255	6.6	—	—	4.6
The Vanguard Group Inc. (7)	33,016,281	5.6	—	—	3.9
Henry R. Kravis (5)	7,947,960	1.3	258,726,163	100.0	31.4
George R. Roberts (5)	6,721,432	1.1	258,726,163	100.0	31.2
Joseph Y. Bae	3,863,405	*	12,347,397	4.8	1.9
Scott C. Nuttall	2,514,675	*	15,681,294	6.1	2.1
Adriane M. Brown	785	*	—	—	*
Matthew R. Cohler	68,127	*	—	—	*
Mary N. Dillon	16,505	*	—	—	*
Joseph A. Grundfest	82,979	*	—	—	*
Arturo Gutiérrez Hernández	1,900	*	—	—	*
John B. Hess	10,979	*	—	—	*
Dane E. Holmes	1,900	*	—	—	*
Xavier B. Niel	19,393	*	—	—	*
Patricia F. Russo	75,979	*	—	—	*
Thomas M. Schoewe	83,579	*	—	—	*
Robert W. Scully	163,979	*	—	—	*
Evan T. Spiegel	—	—	—	—	—
Robert H. Lewin	83,376	*	1,089,976	*	*
David J. Sorkin	—	—	3,143,593	1.2	*
Directors and executive officers as a group (19 persons) (8)	21,687,609	3.7	258,726,163	100.0%	33.0%
*Less than 1.0%.
(1)KKR Group Partnership Units held by KKR Holdings are exchangeable (together with the corresponding Series II preferred stock) for our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and in compliance with the terms as described under "Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement."

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
(3)The address of each director is c/o KKR & Co. Inc., 30 Hudson Yards, New York, New York, 10001. The address of each executive officer, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, New York 10001. The address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.
(4)This column assumes the exchange of KKR Group Partnership Units and Series II preferred stock into shares of common stock and a number of outstanding shares of common stock calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act.
(5)KKR Holdings owns, beneficially or of record, 258,726,163 exchangeable KKR Group Partnership Units and shares of Series II preferred stock. Our principals hold interests in KKR Holdings that entitle them to participate in the value of the KKR Group Partnership Units held by KKR Holdings. KKR Holdings is a limited partnership that is controlled by KKR Holdings GP Limited, its sole general partner, which has investment control over all KKR Group Partnership Units and shares of Series II preferred stock held by KKR Holdings and voting control over all shares of Series II preferred stock held by KKR Holdings. An affiliate of KKR Holdings also owns 2,677 shares of common stock previously held by KKR Holdings, which affiliate is controlled by KKR Holdings GP Limited, as its sole general partner, which has investment and voting control over all shares of common stock held by such affiliate. Messrs. Kravis and Roberts, by virtue of their rights under the organizational documents of KKR Holdings GP Limited (the general partner of KKR Holdings and such affiliate), may be deemed to share dispositive and/or voting power with respect to the KKR Group Partnership Units and shares of Series II preferred stock held by KKR Holdings and the common stock held by such affiliate. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of KKR Group Partnership Units and shares of Series II preferred stock that may be deemed to be beneficially owned by him, except to the extent of his own pecuniary interest therein. Mr. Kravis disclaims beneficial ownership of KKR Group Partnership Units and shares of Series II preferred stock that may be deemed to be beneficially owned by him, except with respect to 72,814,740 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. Mr. Roberts disclaims beneficial ownership of KKR Group Partnership Units and shares of Series II preferred stock that may be deemed to be beneficially owned by him, except with respect to 80,277,805 KKR Group Partnership Units in which he and certain related entities he controls have a pecuniary interest. The address of KKR Holdings is 30 Hudson Yards, New York, New York 10001.

(6)Based on a Schedule 13G filed with the SEC on February 8, 2022, BlackRock, Inc. reports it is the beneficial owner of 39,150,255 shares of common stock, with sole voting power over 35,297,173 shares of common stock, and sole dispositive power over 39,150,255 shares of common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(7)Based on a Schedule 13G/A filed with the SEC on February 9, 2022, as of December 31, 2021, The Vanguard Group reports it is the beneficial owner of 33,016,281 shares of common stock, with sole dispositive power over 31,865,367 shares of common stock, shared voting power over 464,314 shares of common stock and shared dispositive power over 1,150,914 shares of common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8)Shares of common stock include 33,333 shares of common stock underlying an executive officer's equity awards vesting within 60 days of February 24, 2022.

Securities Authorized for Issuance under Equity Compensation Plans
    The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plans as of December 31, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	56,452,235	—	70,812,698
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	56,452,235	—	70,812,698
(1)Reflects the aggregate number of restricted stock units granted under our Equity Incentive Plans and outstanding as of December 31, 2021.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The following description is a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of our Reorganization Agreement, exchange agreement, registration rights agreement, tax receivable agreement and the limited partnership agreement of KKR Group Partnership, all of which have been filed or incorporated by reference as exhibits to this report.

Reorganization Agreement

On October 8, 2021, KKR entered into a Reorganization Agreement with KKR Holdings, KKR Associates Holdings, KKR Management and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it, (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. In particular, the Reorganization Agreement provides for:

(i) a simplifying reorganization of KKR’s current corporate structure whereby all holders of common stock of KKR & Co. Inc. immediately prior to such reorganization and all holders of interests in KKR Holdings immediately prior to such reorganization will receive the same common stock in a new parent company of KKR (“New KKR Parent”),

(ii) the future elimination of control of New KKR Parent by KKR Management, by having all voting power vested in the common stock of New KKR Parent on a one vote per share basis on the Sunset Date (as defined below), which will be no later than December 31, 2026,

(iii) also on the Sunset Date, the future acquisition of control by KKR of KKR Associates Holdings when a subsidiary of New KKR Parent will become the general partner of KKR Associates Holdings,

(iv) the termination of KKR's tax receivable agreement with KKR Holdings, other than with respect to certain exchanges occurring prior to the closing of the mergers contemplated by the Reorganization Agreement, and

(v) in the merger of KKR Holdings with a subsidiary of New KKR Parent (the “Holdings Merger”), the issuance to limited partners of KKR Holdings of 8.5 million shares (as adjusted for any stock splits or similar adjustments) of common stock of New KKR Parent, which will not be transferable (except in the case of death or for estate planning purposes) prior to the Sunset Date.

The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both Mr. Henry Kravis and Mr. George Roberts (collectively, "Co-Founders") has occurred (or any earlier date consented to by KKR Management, which is the holder of the sole outstanding share of Series I preferred stock, in its sole discretion). In addition, KKR Management agreed not to transfer its ownership of the sole share of Series I preferred stock.

The transactions contemplated to occur under the Reorganization Agreement (including the establishment of New KKR Parent, the Holdings Merger, the termination of the tax receivable agreement except with respect to exchanges of Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement. The consummation of the merger transactions is subject to the receipt of regulatory approvals and other conditions to closing as provided in the Reorganization Agreement. While the Sunset Date itself is expected to occur after, and is conditioned upon, the completion of the merger transactions contemplated by the Reorganization Agreement, the changes to occur effective on the Sunset Date will be unconditional commitments upon the completion of the merger transactions.

See "Certain Terms Used in this Report" and "Business—Organizational Structure" for more information about KKR Management, KKR Holdings, KKR Associates Holdings and our current corporate structure as well as the changes to our corporate structure expected to occur pursuant to the Reorganization Agreement.

Exchange Agreement

    We have entered into an exchange agreement with KKR Holdings, the entity through which certain of our employees, including Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Sorkin, indirectly hold their KKR Group Partnership Units.

Pursuant to the exchange agreement, KKR Holdings or certain transferees of its KKR Group Partnership Units may, on a quarterly basis (subject to the terms of the exchange agreement), exchange KKR Group Partnership Units held by them (together with corresponding shares of Series II preferred common stock) for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock distributions and reclassifications. At the election of the general partner of KKR Group Partnership, KKR Group Partnership may settle exchanges of KKR Group Partnership Units with cash in an amount equal to the fair market value of the shares of common stock that would otherwise be deliverable in such exchanges. To the extent that KKR Group Partnership Units held by KKR Holdings or its transferees are exchanged for shares of our common stock, our interests in KKR Group Partnership will be correspondingly increased. Any shares of common stock received upon such exchange will be subject to any restrictions that were applicable to the exchanged KKR Group Partnership Units, including any applicable transfer restrictions. During the year ended December 31, 2021, 16,900,330 KKR Group Partnership Units were exchanged for shares of our common stock pursuant to this agreement.

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

There will be no more exchanges of KKR Group Partnership Units held by KKR Holdings following the closing of the merger transactions contemplated by the Reorganization Agreement. Our employees who hold restricted holdings units granted under the 2019 Equity Incentive Plan will continue to be entitled to exchange those interests for common stock following the closing of these merger transactions, although exchanges of restricted holdings units will continue to be ineligible for payments under the tax receivable agreement.

Registration Rights Agreement

    In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units (including the shares of New KKR Parent following the closing of the merger transactions contemplated by the Reorganization Agreement) the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common stock (and other securities convertible into or exchangeable or exercisable for shares of our common stock) held or acquired by them. Under the registration rights agreement, holders of registration rights will have the right to request us to register shares of our common stock received upon the exchange of their KKR Holdings units and the sale of such shares and also have the right to require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and related post-effective amendments were declared effective on April 14, 2011, September 21, 2011 and July 10, 2018. As of December 31, 2021, 258,726,163 shares of common stock remain unissued under that registration statement.

Tax Receivable Agreement

    We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings. KKR Group Partnership has made an election under Section 754 of the Code that will remain in effect for each taxable year in which an exchange of KKR Group Partnership Units for shares of common stock occurs, which may result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges are expected to result in an increase in our share of the tax basis of the tangible and intangible assets of KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis may increase depreciation and amortization deductions for tax purposes and therefore reduce the amount of income tax we otherwise would be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

These payment obligations are obligations of KKR & Co. Inc. and its wholly-owned subsidiary and not of KKR Group Partnership. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units. There is no tax receivable agreement in place for any exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore we will receive 100% of any tax benefits arising from such exchange.
For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of KKR Group Partnership as a result of the exchanges of KKR Group Partnership Units and had we not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

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

    Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the KKR Group Partnership Units, which will depend on the fair market value of the depreciable or amortizable assets of KKR Group Partnership at the time of the transaction;

•the price of our common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of KKR Group Partnership is directly proportional to the price of our common stock at the time of the exchange; and

•the amount of tax, if any, we are required to pay aside from any tax benefit from the exchanges, and the timing of any such payment—if we do not have taxable income aside from any tax benefit from the exchanges, we will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.
    We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of KKR Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement could be substantial. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 125 days of the filing of our tax returns. During the year ended December 31, 2021, an aggregate of $7.2 million was made to our current and former principals, including our executive officers, and KKR Holdings. The independent directors of our board of directors are not eligible to receive payments under the tax receivable agreement.

        Decisions made by our senior principals in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes of control, may influence the timing and amount of payments that are received by an exchanging or selling holder of partner interests in KKR Group Partnership under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase a principals' tax liability without giving rise to any rights of a principal to receive payments under the tax receivable agreement.

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

Upon the consummation of the merger transactions contemplated by the Reorganization Agreement, the tax receivable agreement with KKR Holdings will terminate, other than with respect to exchanges that have occurred prior to the closing of the mergers contemplated by the Reorganization Agreement.

KKR Group Partnership Agreement

    We control the general partner of KKR Group Partnership and, through KKR Group Partnership and its subsidiaries, the KKR business. KKR Group Partnership is the owner of the entirety of KKR's business.

    Pursuant to the limited partnership agreement of KKR Group Partnership, we, as the controlling general partner of KKR Group Partnership, have the indirect right to determine when distributions will be made to the holders of KKR Group Partnership Units and the amount of any such distributions.

    On August 11, 2020, in connection with the issuance of the 6.00% Series C Mandatory Convertible Preferred Stock of KKR & Co. Inc., the limited partnership agreement of KKR Group Partnership was amended to provide for preferred units with economic terms designed to mirror those of the Series C Mandatory Convertible Preferred Stock.

    The limited partnership agreement of KKR Group Partnership provides for tax distributions to the holders of KKR Group Partnership Units if the general partner of the KKR Group Partnership determines that distributions from the KKR Group Partnership would otherwise be insufficient to cover the tax liabilities of a holder of a KKR Group Partnership Unit. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a holder of a KKR Group Partnership Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

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

Firm Use of Private Aircraft

    Companies associated with Messrs. Kravis and Roberts own aircraft that are used for KKR's business in the ordinary course of our operations. Messrs. Kravis and Roberts funded the purchase of these aircraft with their personal funds and fund all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. Since January 1, 2021, we paid a total of $1.7 million (including applicable taxes) for the use of these aircraft, of which substantially all was borne by us rather than our investment funds (which indirectly bear the cost of some of these flights at commercial airline rates). Of this total, $1.2 million relates to use of an aircraft owned by an entity controlled by Mr. Kravis, and $0.5 million relates to use of an aircraft owned by an entity controlled by Mr. Roberts.

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

    We did not acquire capital interests in certain investments that were funded by our employees or others involved in our business prior to October 1, 2009. Rather, those capital interests were allocated to our employees or others involved in our business and are reflected in our financial statements as noncontrolling interests in consolidated entities to the extent that we hold the general partner interest in the fund. Any capital contributions that our private equity fund general partners are required to make to a fund will be funded by us and we will be entitled to receive our allocable share of the returns thereon.

    In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our investment funds and vehicles, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds and vehicles or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $685.8 million for the year ended December 31, 2021, of which $45.1 million, $117.7 million, $30.3 million, $24.6 million, $3.0 million and $1.5 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Sorkin and their personal or estate planning vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $1.3 million in 2021 from the commitments of certain estate planning vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification

    The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2021, $76.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2021 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.5 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.

Facilities

    Certain trusts, whose beneficiaries include children of Mr. Kravis and Mr. Roberts, and certain other senior employees who are not our executive officers, are partners in a real-estate based partnership that maintains an ownership interest in our Menlo Park location. Payments made from us to this partnership aggregated $8.6 million for the year ended December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID No. 34), the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31, 2021
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$47,836	(1)	$—
Audit-Related Fees	$12,908	(2)	$19,132	(5)
Tax Compliance Fees	$35,640	(3)	$—
Tax Planning and Advisory Fees	$8,318	(4)	$13,350	(5)
All Other Fees	$537		$—

	For the Year Ended December 31, 2020
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$28,588	(1)	$—
Audit-Related Fees	$10,245	(2)	$16,416	(5)
Tax Compliance Fees	$37,512	(3)	$—
Tax Planning and Advisory Fees	$7,752	(4)	$17,706	(5)
All Other Fees	$—		$—
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

Our Audit Committee charter, which is available on our website at www.kkr.com under "Investor Center—Stockholders (KKR & Co. Inc.)—Corporate Governance—Audit Committee Charter," requires the Audit Committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Annual Report.

1.         Financial Statements

        See Item 8 above.

2.         Financial Statement Schedules:

See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2021, 2020 and 2019 and Schedule IV - Reinsurance - Year Ended December 31, 2021 - of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

2.3
Reorganization Agreement, dated as of October 8, 2021, by and among KKR & Co. Inc., KKR Group Holdings Corp., KKR Group Partnership L.P., KKR Holdings L.P., KKR Holdings GP Limited, KKR Associates Holdings L.P., KKR Associates Holdings GP Limited and KKR Management LLP (incorporated by reference to Exhibit 10.1 of KKR & Co. Inc. Current Report on Form 8-K filed on October 12, 2021).

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

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of 6.00% Series C Preferred Stock Certificate (included within Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 14, 2020).

4.3
Indenture dated as of February 1, 2013 among KKR Group Finance Co. II LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 1, 2013).

4.4
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

4.6	Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 1, 2013).

4.7
Indenture dated as of May 29, 2014 among KKR Group Finance Co. III LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P. and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.8
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

4.10	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 29, 2014).

4.11
Indenture dated as of March 23, 2018 among KKR Group Finance Co. IV LLC, KKR & Co. L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.12
First Supplemental Indenture dated as of March 23, 2018 among KKR Group Finance Co. IV LLC, KKR & Co.  L.P., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.13	Form of 0.509% Senior Note due 2023 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.14	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.15	Form of 1.595% Senior Note due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.16
Indenture dated as of May 22, 2019 among KKR Group Finance Co. V LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.17
First Supplemental Indenture dated as of May 22, 2019 among KKR Group Finance Co. V LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.18	Form of 1.625% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.19
Indenture dated as of July 1, 2019 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.20
First Supplemental Indenture dated as of July 1, 2019 among KKR Group Finance Co. VI LLC, KKR & Co Inc., KKR Management Holdings L.P., KKR Fund Holdings L.P., KKR International Holdings L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.21	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.22
Indenture dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.23
First Supplemental Indenture, dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee(incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.24	Form of 3.625% Senior Note Due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.25
Second Supplemental Indenture dated as of April 21, 2020 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.26	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.27
Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.28
First Supplemental Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.29	Form of 3.500% Senior Note due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.30
Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.31
First Supplemental Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.32		Form of 4.625% Subordinated Note due 2061 of KKR Group Finance Co. IX LLC (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.33
Indenture dated as of December 8, 2021 among KKR Group Finance Co. X LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.34
First Supplemental Indenture dated as of December 8, 2021 among KKR Group Finance Co. X LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.35		Form of 3.250% Senior Note due 2051 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

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

10.4	*	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).

10.5	*	Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 19, 2021).

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

10.9
Second Amended and Restated Credit Agreement, dated as of August 4, 2021, among Kohlberg Kravis Roberts & Co. L.P., KKR Group Partnership L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 6, 2021).

10.10	†
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

10.12	†
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

10.13	†
364-Day Revolving Credit Agreement, dated as of April 9, 2021, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 10, 2021).

10.14	†
Credit Agreement, dated as of August 4, 2021, among Global Atlantic Financial Limited, Global Atlantic (Fin) Company, the Guarantors party thereto from time to time, the Lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 6, 2021).

10.15		Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.7 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.16
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLP, formerly KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.17	*	Independent Director Compensation Program.

10.18	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.19	*
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

10.21	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.31 of the KKR & Co. Inc. Annual Report on Form 10-K filed on February 19, 2021).

10.22	*	Form of Cliff Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P.

10.23	*	Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P.

10.24	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition).

10.25	*	Form of Unit Grant Certificate of KKR Holdings L.P. (Co-Chief Executive Officer).

10.26	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Co-Chief Executive Officer).

21.1		Subsidiaries of the Registrant.

22.1		Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 10, 2021).

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. Inc.

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

32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition as of December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements.

104		Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets

(in thousands)
Asset Management
	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year Ended:

December 31, 2019	$—	$—		$—	$—
December 31, 2020	$—	$23,082	(1)	$—	$23,082
December 31, 2021	$23,082	$—		$—	$23,082

(1) A valuation allowance has been recorded for deferred tax assets related to foreign loss carryforwards that are not considered to be more likely than not realized prior to their expiration.

Insurance
	Year Ended December 31, 2021
		Additions
	Balance at Beginning of Period	Charged to costs and expenses	Assumed	Deductions	Balance at End of Period

Reserves deducted from assets to which they apply:
Credit loss allowance on available-for-sale securities	$120,895	$(25,316)	$10,854	$(18,300)	$88,133
Credit loss allowance on loans	120,259	252,979	1,636	(797)	374,077
Credit loss allowance on unfunded commitments	—	21,675	—	—	21,675
Credit loss allowance on reinsurance recoverables	—	8,386	—	—	8,386

SCHEDULE IV—REINSURANCE

	As of December 31, 2021
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life insurance in-force	$98,911,475	$(53,299,613)	$16,762,152	$62,374,014	27%
Premiums and other considerations:
Premiums	$107,733	$(2,455,580)	$4,573,925	$2,226,078	205%
Policy fees	$860,170	$(1,127)	$288,870	$1,147,913	25%

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2022
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated below.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Executive Chairman, Director	February 28, 2022
Henry R. Kravis

/s/ GEORGE R. ROBERTS	Co-Executive Chairman, Director	February 28, 2022
George R. Roberts

/s/ JOSEPH Y. BAE	Director, Co-Chief Executive Officer	February 28, 2022
Joseph Y. Bae	(principal executive officer)

/s/ SCOTT C. NUTTALL	Director, Co-Chief Executive Officer	February 28, 2022
Scott C. Nuttall	(principal executive officer)

/s/ ADRIANE M. BROWN	Director	February 28, 2022
Adriane M. Brown

/s/ MATTHEW R. COHLER	Director	February 28, 2022
Matthew R. Cohler

/s/ MARY N. DILLON	Director	February 28, 2022
Mary N. Dillon

/s/ JOSEPH A. GRUNDFEST	Director	February 28, 2022
Joseph A. Grundfest

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director	February 28, 2022
Arturo Gutiérrez Hernández

/s/ JOHN B. HESS	Director	February 28, 2022
John. B. Hess

/s/ DANE E. HOLMES	Director	February 28, 2022
Dane E. Holmes

/s/ XAVIER B. NIEL	Director	February 28, 2022
Xavier B. Niel

/s/ PATRICIA F. RUSSO	Director	February 28, 2022
Patricia F. Russo

Signature	Title	Date
/s/ THOMAS M. SCHOEWE	Director	February 28, 2022
Thomas M. Schoewe

/s/ ROBERT W. SCULLY	Director	February 28, 2022
Robert W. Scully

/s/ EVAN T. SPIEGEL	Director	February 28, 2022
Evan T. Spiegel

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 28, 2022
Robert H. Lewin