Form 10-Q
period 2022-03-31
KKR & Co. Inc.
filed 2022-05-06
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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

As of May 4, 2022, there were 592,607,251 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended March 31, 2022

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

CERTAIN TERMS USED IN THIS REPORT

In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise. On February 1, 2021, KKR completed its acquisition of Global Atlantic. KKR holds all of the voting interests in Global Atlantic and owns 61.5% of the economic equity interests in Global Atlantic.

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

References to “principals” are to current and former employees who hold interests in KKR’s business through KKR Holdings L.P. (“KKR Holdings”). As of March 31, 2022, KKR Holdings owned, as a limited partner, 258,726,163 Group Partnership Units representing 30.4% of the then outstanding Group Partnership Units. References to “principals” also includes our current employees who hold interests in KKR’s business through KKR Holdings II L.P. KKR Holdings II L.P. is a subsidiary of KKR & Co. Inc. but has an equity ownership in KKR Group Partnership similar to KKR Holdings. As of March 31, 2022, KKR Holdings II L.P. owned, as a limited partner, less than 0.2% of the outstanding Group Partnership Units. References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“KKR Associates Holdings”), in which carry pool participants are limited partners. Neither KKR Holdings nor KKR Associates Holdings is currently a subsidiary of KKR & Co. Inc.

On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management, KKR Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it, (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission ("SEC").

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

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs"), unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2022	December 31, 2021
Assets
Asset Management
Cash and Cash Equivalents	$8,324,897	$6,699,668
Restricted Cash and Cash Equivalents	103,961	134,298
Investments	88,770,480	88,775,514
Due from Affiliates	1,277,574	1,224,283
Other Assets	2,407,714	2,886,313
	100,884,626	99,720,076
Insurance
Cash and Cash Equivalents	$4,590,032	$3,391,934
Restricted Cash and Cash Equivalents	523,503	300,404
Investments	122,799,871	123,763,675
Reinsurance Recoverable	24,639,148	25,062,256
Insurance Intangible Assets	1,481,284	1,407,149
Other Assets	6,302,775	5,053,518
Separate Account Assets	5,069,742	5,586,428
	165,406,355	164,565,364
Total Assets	$266,290,981	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$36,112,872	$36,669,755
Due to Affiliates	457,668	462,722
Accrued Expenses and Other Liabilities	7,241,786	7,896,897
	43,812,326	45,029,374
Insurance
Policy Liabilities	$131,076,687	$126,520,044
Debt Obligations	2,029,769	1,908,006
Funds Withheld Payable at Interest	21,781,731	23,460,253
Accrued Expenses and Other Liabilities	4,615,841	3,263,566
Reinsurance Liabilities	607,014	378,549
Separate Account Liabilities	5,069,742	5,586,428
	165,180,784	161,116,846
Total Liabilities	208,993,110	206,146,220

	March 31, 2022	December 31, 2021

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests	$81,793	$82,491

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 23,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	1,115,792	1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 258,726,163 and 258,726,163 shares, issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	2,587	2,587
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 590,472,444 and 595,663,618 shares, issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	5,905	5,957
Additional Paid-In Capital	8,729,544	8,997,435
Retained Earnings	7,510,671	7,670,182
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(1,650,212)	(209,789)
Total KKR & Co. Inc. Stockholders' Equity	15,714,287	17,582,164
Noncontrolling Interests	41,501,791	40,474,565
Total Equity	57,216,078	58,056,729
Total Liabilities and Equity	$266,290,981	$264,285,440

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of March 31, 2022 and December 31, 2021, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.

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

	March 31, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$837,670	$2,674,422	$—	$3,512,092
Restricted Cash and Cash Equivalents	—	68,508	—	68,508
Investments	22,014,866	49,373,376	—	71,388,242
Other Assets	190,869	396,204	—	587,073
	23,043,405	52,512,510	—	75,555,915
Insurance
Cash and Cash Equivalents	—	—	1,365,544	1,365,544
Investments	—	—	23,186,192	23,186,192
Accrued Investment Income	—	—	137,575	137,575
Other Assets	—	—	1,072,608	1,072,608
	—	—	25,761,919	25,761,919
Total Assets	$23,043,405	$52,512,510	$25,761,919	$101,317,834

Liabilities
Asset Management
Debt Obligations	$21,213,206	$5,947,090	$—	$27,160,296
Accrued Expenses and Other Liabilities	1,021,892	676,814	—	1,698,706
	22,235,098	6,623,904	—	28,859,002
Insurance
Accrued Expenses and Other Liabilities	—	—	1,017,952	1,017,952
Total Liabilities	$22,235,098	$6,623,904	$1,017,952	$29,876,954

	December 31, 2021
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,215,992	$1,085,958	$—	$2,301,950
Restricted Cash and Cash Equivalents	—	90,255	—	90,255
Investments	22,076,809	46,780,595	—	68,857,404
Other Assets	173,329	641,946	—	815,275
	23,466,130	48,598,754	—	72,064,884
Insurance
Cash and Cash Equivalents	—	—	1,406,974	1,406,974
Investments	—	—	20,043,016	20,043,016
Accrued Investment Income	—	—	100,693	100,693
Other Assets	—	—	506,777	506,777
	—	—	22,057,460	22,057,460
Total Assets	$23,466,130	$48,598,754	$22,057,460	$94,122,344

Liabilities
Asset Management
Debt Obligations	$21,271,084	$6,291,292	$—	$27,562,376
Accrued Expenses and Other Liabilities	1,367,778	691,288	—	2,059,066
	22,638,862	6,982,580	—	29,621,442
Insurance
Accrued Expenses and Other Liabilities	—	—	594,946	594,946
Total Liabilities	$22,638,862	$6,982,580	$594,946	$30,216,388

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2022		2021
Revenues
Asset Management
Fees and Other	$780,511		$493,311
Capital Allocation-Based Income (Loss)	(945,743)		2,684,647
	(165,232)		3,177,958
Insurance
Net Premiums	372,144		1,176,142
Policy Fees	318,436		201,683
Net Investment Income	812,605		444,781
Net Investment-Related Gains (Losses)	(368,680)		(455,702)
Other Income	34,744		18,144
	1,169,249		1,385,048
Total Revenues	1,004,017		4,563,006

Expenses
Asset Management
Compensation and Benefits	283,672		1,306,797
Occupancy and Related Charges	18,149		15,200
General, Administrative and Other	234,665		166,997
	536,486		1,488,994
Insurance
Policy Benefits and Claims	726,060		1,485,318
Amortization of Policy Acquisition Costs	(7,733)		(20,478)
Interest Expense	13,219		10,672
Insurance Expenses	116,743		52,084
General, Administrative and Other	167,214		79,955
	1,015,503	—	1,607,551
Total Expenses	1,551,989	—	3,096,545

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	914,261		2,696,200
Dividend Income	662,350		75,746
Interest Income	352,556		367,455
Interest Expense	(281,759)		(251,756)
Total Investment Income (Loss)	1,647,408		2,887,645

	Three Months Ended March 31,
	2022	2021
Income (Loss) Before Taxes	1,099,436	4,354,106

Income Tax Expense (Benefit)	(3,166)	438,739

Net Income (Loss)	1,102,602	3,915,367
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(63)	—
Net Income (Loss) Attributable to Noncontrolling Interests	1,159,185	2,245,531
Net Income (Loss) Attributable to KKR & Co. Inc.	(56,520)	1,669,836

Series A Preferred Stock Dividends	—	5,822
Series B Preferred Stock Dividends	—	2,519
Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(73,770)	$1,644,245

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$(0.12)	$2.85
Diluted	$(0.12)	$2.68
Weighted Average Shares of Common Stock Outstanding
Basic	592,202,835	576,727,967
Diluted	592,202,835	620,888,491

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$1,102,602	$3,915,367

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(3,339,211)	(1,490,289)

Foreign Currency Translation Adjustments	(22,281)	(15,257)

Comprehensive Income (Loss)	(2,258,890)	2,409,821

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(63)	—
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(761,884)	1,366,143

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(1,496,943)	$1,043,678

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$—	—	$482,554	20,000,000
End of Period	—	—	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,587	258,726,163	2,756	275,626,493
Cancellation of Series II Preferred Stock	—	—	(23)	(2,258,781)
End of Period	2,587	258,726,163	2,733	273,367,712
Common Stock
Beginning of Period	5,957	595,663,618	5,729	572,893,738
Private Placement Share Issuance	—	—	9	964,871
Exchange of KKR Holdings Units	—	—	23	2,258,781
Net Delivery of Common Stock	—	—	37	3,657,470
Clawback of Transfer Restricted Shares	—	—	—	(4,263)
Repurchases of Common Stock	(52)	(5,191,174)	(15)	(1,501,558)
End of Period	5,905	590,472,444	5,783	578,269,039
Additional Paid-In Capital
Beginning of Period	8,997,435		8,687,817
Private Placement Share Issuance	—		38,454
Exchange of KKR Holdings Units	—		58,501
Tax Effects - Exchange of KKR Holdings Units and Other	26,780		4,627
Net Delivery of Common Stock	—		(55,910)
Repurchases of Common Stock	(346,599)		(71,351)
Equity-Based Compensation	51,928		46,201
End of Period	8,729,544		8,708,339
Retained Earnings
Beginning of Period	7,670,182		3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	(56,520)		1,669,836
Series A Preferred Stock Dividends ($0.421875 per share)	—		(5,822)
Series B Preferred Stock Dividends ($0.406250 per share)	—		(2,519)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 per share)	(17,250)		(17,250)
Common Stock Dividends ($0.145 and $0.135 per share, respectively)	(85,741)		(77,804)
End of Period	7,510,671		5,007,223
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(209,789)		(18,612)
Other Comprehensive Income (Loss)	(1,440,423)		(626,158)
Exchange of KKR Holdings Units	—		(1,598)
End of Period	(1,650,212)		(646,368)
Total KKR & Co. Inc. Stockholders' Equity	15,714,287		14,676,056
Noncontrolling Interests (See Note 22)	41,501,791		31,534,729
Total Equity	$57,216,078		$46,210,785

Redeemable Noncontrolling Interests (See Note 23)	$81,793		$91,845

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net Income (Loss)	$1,102,602	$3,915,367
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	168,792	88,162
Net Realized (Gains) Losses - Asset Management	(279,629)	(584,381)
Change in Unrealized (Gains) Losses - Asset Management	(634,632)	(2,111,819)
Capital Allocation-Based (Income) Loss - Asset Management	945,743	(2,684,647)
Net Realized (Gains) Losses - Insurance	(74,974)	441,553
Net Accretion and Amortization	74,962	82,607
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	470,543	422,873
Other Non-Cash Amounts	(8,079)	2,297
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	5,764	415,777
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	291,418	295,131
Change in Deferred Policy Acquisition Costs - Insurance	(120,435)	(73,201)
Change in Policy Liabilities and Accruals, Net - Insurance	(422,298)	(189,108)
Change in Consolidation	—	(21,149)
Change in Due from / to Affiliates	(68,560)	(212,300)
Change in Other Assets	570,262	308,439
Change in Accrued Expenses and Other Liabilities	(491,126)	1,135,268
Investments Purchased - Asset Management	(12,736,719)	(15,127,133)
Proceeds from Investments - Asset Management	12,123,184	13,823,098
Net Cash Provided (Used) by Operating Activities	916,818	(73,166)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	—	(415,640)
Purchases of Fixed Assets	(11,888)	(27,727)
Investments Purchased - Insurance	(15,105,620)	(5,300,346)
Proceeds from Investments - Insurance	13,130,681	5,255,841
Other Investing Activities, Net - Insurance	(11,002)	111,836
Net Cash Provided (Used) by Investing Activities	(1,997,829)	(376,036)

Financing Activities
Series A and B Preferred Stock Dividends	—	(8,341)
Series C Mandatory Convertible Preferred Stock Dividends	(17,250)	(17,250)
Common Stock Dividends	(85,741)	(77,804)
Distributions to Redeemable Noncontrolling Interests	(635)	—
Distributions to Noncontrolling Interests	(1,873,873)	(1,027,834)
Contributions from Noncontrolling Interests	3,494,333	3,164,049
Net Delivery of Common Stock (Equity Incentive Plans)	—	(55,873)
Repurchases of Common Stock	(346,651)	(71,366)
Private Placement Share Issuance	—	38,463
Proceeds from Debt Obligations	5,515,904	5,109,790
Repayment of Debt Obligations	(5,484,370)	(3,552,362)
Financing Costs Paid	(42,816)	(921)
Additions to Contractholder Deposit Funds - Insurance	5,066,018	2,433,498
Withdrawals from Contractholder Deposit Funds - Insurance	(2,628,071)	(1,475,176)
Reinsurance Transactions, Net of Cash Provided - Insurance	46,566	—
Other Financing Activity, Net - Insurance	503,062	269
Net Cash Provided (Used) by Financing Activities	4,146,476	4,459,142

	Three Months Ended March 31,
	2022	2021

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49,376)	(25,722)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$3,016,089	$3,984,218
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	10,526,304	6,993,457
Cash, Cash Equivalents and Restricted Cash, End of Period	$13,542,393	$10,977,675

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874
Restricted Cash and Cash Equivalents	134,298	485,583
Total Asset Management	6,833,966	6,993,457
Insurance
Cash and Cash Equivalents	$3,391,934	$—
Restricted Cash and Cash Equivalents	300,404	—
Total Insurance	3,692,338	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$10,526,304	$6,993,457

End of the Period
Asset Management
Cash and Cash Equivalents	$8,324,897	$5,031,724
Restricted Cash and Cash Equivalents	103,961	79,017
Total Asset Management	8,428,858	5,110,741
Insurance
Cash and Cash Equivalents	$4,590,032	$5,467,012
Restricted Cash and Cash Equivalents	523,503	399,922
Total Insurance	5,113,535	5,866,934

Cash, Cash Equivalents and Restricted Cash, End of Period	$13,542,393	$10,977,675

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$329,776	$289,420
Payments for Income Taxes	$24,406	$11,044
Payments for Operating Lease Liabilities	$11,600	$9,846

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$134,964	$82,517
Non-Cash Contribution from Noncontrolling Interests	$85,258	$845,943
Debt Obligations - Net Gains (Losses), Translation and Other	$545,574	$235,821
Tax Effects - Exchange of KKR Holdings L.P. Units and Other	$26,780	$4,627
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$1,211	$31,003
Investments Acquired through Reinsurance Agreements	$2,697,956	$368,328
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$236,698	$1,112,370
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,537,960	$6,988

Change in Consolidation
Investments	$—	$(49,403)
Other Assets	$—	$(32,689)
Debt Obligations	$—	$(26,165)
Due to Affiliates	$—	$(238)
Accrued Expenses and Other Liabilities	$—	$(10,350)
Noncontrolling Interests	$—	$(66,488)

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

KKR & Co. Inc. is the parent company of KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. The remaining KKR Group Partnership Units are held by KKR Holdings L.P. ("KKR Holdings"), which is not a subsidiary of KKR & Co. Inc., and holders of other exchangeable securities through KKR Holdings II L.P. As of March 31, 2022, KKR & Co. Inc. held indirectly approximately 69.4% of the KKR Group Partnership Units. The percentage ownership in KKR Group Partnership may continue to change as KKR Holdings and the holders of other exchangeable securities exchange their KKR Group Partnership Units for shares of common stock of KKR & Co. Inc. or when KKR & Co. Inc. otherwise issues or repurchases shares of common stock of KKR & Co. Inc. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

References to "KKR" in these financial statements refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise, especially in sections where "KKR" is intended to refer to the asset management business only. References in these financial statements to "principals" are to KKR's current and former employees who hold interests in KKR's business through KKR Holdings. References to "Global Atlantic" in these financial statements includes the insurance companies of Global Atlantic, which are consolidated by KKR.

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

i.a simplifying reorganization of KKR’s current corporate structure whereby all holders of common stock of KKR & Co. Inc. immediately prior to such reorganization and all holders of interests in KKR Holdings immediately prior to such reorganization will receive the same common stock in a new parent company of KKR (“New KKR Parent”),

ii.the future elimination of control of New KKR Parent by KKR Management LLP by having all voting power vested in the common stock of New KKR Parent on a one vote per share basis on the Sunset Date (as defined below),

iii.also on the Sunset Date, the future acquisition of control by KKR of KKR Associates Holdings L.P., the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool,

iv.the termination of KKR's tax receivable agreement with KKR Holdings other than with respect to exchanges prior to the closing of the mergers contemplated by the Reorganization Agreement, and

v.in the merger of KKR Holdings with a subsidiary of New KKR Parent (the “Holdings Merger”), the issuance to limited partners of KKR Holdings of 8.5 million shares (as adjusted for any stock splits or similar adjustments) of common stock of New KKR Parent, which will not be transferrable (except in the case of death or for estate planning purposes) prior to the Sunset Date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2021 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity and redeemable non-controlling interests are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."

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

In the ordinary course of business, KKR’s Asset Management business and Global Atlantic enter into transactions with each other, which may include transactions pursuant to their investment management agreements and financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets pledged to support such borrowings. All the investment management and financing arrangements between KKR's Asset Management business and Global Atlantic are eliminated in consolidation; however, KKR's allocated share of the net income from the consolidation of Global Atlantic is increased by the amount of fees earned from and decreased by the amount of interest expense incurred from noncontrolling interest holders in Global Atlantic. Accordingly, the elimination of these fees and interest impacts the net income (loss) attributable to KKR and KKR stockholders' equity for the pro-rata ownership of the noncontrolling interests in Global Atlantic.

All intercompany transactions and balances have been eliminated.

For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2021 Form 10-K. During the three months ended March 31, 2022, there were no significant updates to KKR’s significant accounting policies.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, (vi) the valuation of embedded derivatives, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business. Certain events particular to each industry and country in which the portfolio companies conduct their operations, as well as general economic, political, regulatory and public health conditions, may have a significant negative impact on KKR’s investments and profitability. Such events are beyond KKR’s control, and the likelihood that they may occur and the effect on KKR's use of estimates cannot be predicted. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

The provisions of the CARES Act, as amended by the Consolidated Appropriations Act, also permit financial institutions to suspend requirements under U.S. GAAP for loan modifications that otherwise would be categorized as troubled debt restructurings ("TDRs") if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan, provided the modifications are made between March 1, 2020 and the earlier of 60 days after the end of the national emergency related to the COVID-19 pandemic or January 1, 2022. Global Atlantic has applied this guidance before the permitted suspension period expired on January 1, 2022 to loan forbearance requests that meet the requirements. The application of this guidance did not have a material impact on the financial statements.

See Note 8 "Investments" for additional information on loan modifications.

Simplifying the accounting for income taxes

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. This guidance eliminates the exceptions to the incremental approach, to accounting for basis differences when there are changes in ownership of foreign investments, and to interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of tax guidance related to franchise taxes, transactions with government entities, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2020, including interim period within those fiscal years. KKR adopted the standard effective January 1, 2021. The adoption of this new guidance did not have a material impact on the financial statements.

Reference rate reform

In March 2020, the FASB issued new guidance to ease the accounting implications of the transition away from the London Interbank Offering Rate ("LIBOR") and other reference rates which are scheduled to be discontinued, including LIBOR tenors after June 30, 2023. The new guidance offers a variety of optional expedients and exceptions related to accounting for contract modifications and hedging relationships. These expedients and exceptions apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new guidance is effective for contract modifications made and hedging relationships existing or entered into from January 1, 2020 through December 31, 2022. In the first quarter 2022, KKR elected to adopt the new guidance and, for the modifications that have occurred to date, the adoption of the guidance has not had a material impact on KKR’s consolidated financial statements.

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

(3) simplification of the amortization of deferred acquisition costs - Deferred policy acquisition costs ("DAC") and other similar actuarial balances (e.g., deferred sales inducements) for life and annuity contracts are required to be amortized on a constant basis over the term of the related contracts.

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

KKR intends to implement this standard using the retrospective approach for the liability for future policy benefits, deferred acquisition costs and market risk benefits with an adoption date of January 1, 2023. KKR has completed the design and planning phase of its implementation effort and has begun detailed implementation activities. KKR has established a governance framework to manage the implementation activities and support timely application of the guidance. KKR has made progress in the following areas:

•High level impact assessment;

•Identification of key accounting policy decisions;

•Evaluation and selection of actuarial system solutions;

•Development of detailed business requirements document inclusive of roll-forward disclosures; and

•Preliminary modeling of market risk benefits.

KKR continues to evaluate the impact of this guidance but anticipates that the new standard will have a material impact on the consolidated financial statements. The new guidance is expected to increase financial statement volatility primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity’s non-performance risk, which is recognized in OCI. In addition, the new guidance is expected to have a significant impact on KKR’s systems, processes and controls.

Troubled debt restructurings and vintage disclosures

In March 2022, the FASB issued new guidance regarding the modification of receivables, which affects their recognition and measurement. The guidance eliminates the concept of troubled debt restructurings and instead requires all modifications to be analyzed to determine whether they result in a new receivable or a continuation of an existing receivable. The guidance also makes related updates to the measurement of expected credit losses for receivables. The new guidance requires additional disclosures for receivable modifications involving borrowers experiencing financial difficulty as well as disclosure of loan charge-offs by origination year (vintage). For entities that have already adopted ASC 326 (addressing credit losses on financial instruments), the guidance is effective for fiscal years beginning after December 15, 2022, including interim period within those fiscal years. Early adoption is permitted. KKR is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3. ACQUISITIONS

Acquisition of Mitsubishi Corp-UBS Realty Inc.

On March 17, 2022, KKR announced the signing of a strategic transaction by 76KK, an indirect subsidiary of KKR & Co. Inc., to acquire all of the outstanding shares of Mitsubishi Corp-UBS Realty Inc. from Mitsubishi Corporation and UBS Asset Management in an all-cash transaction valued at approximately ¥230 billion (or approximately $1.8 billion). On April 28, 2022, KKR completed the acquisition of Mitsubishi Corp-UBS Realty Inc., which changed its name to KJR Management ("KJRM"). Given the recent closing, the purchase accounting analysis is incomplete.
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
KKR performed a valuation of the acquired investments, policy liabilities, value of business acquired ("VOBA"), other identifiable intangibles, and funds withheld at interest payables and receivables. The following is a summary of significant inputs to the valuation:

Investments
Global Atlantic’s investment portfolio primarily consists of fixed maturity securities, mortgage and other loan receivables, equity securities, and investments in real assets such as renewable energy and transportation assets. All of the assets included within the investment portfolio were measured and reported at their fair values on the GA Acquisition Date consistent with the valuation methodologies discussed in Note 2 "Summary of Significant Accounting Policies" in audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021. As a result, the cost basis of each respective investment was reset to equal fair value on the GA Acquisition Date.
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

As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues of $1.4 billion and net income before allocation to noncontrolling interest holders of $(203.9) million, respectively, are included in the consolidated statement of operations for the three months ended March 31, 2021.

Pro- Forma Financial Information

Unaudited pro-forma financial information for the three months ended March 31, 2021 is presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assume the GA Acquisition occurred as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

Three months ended
March 31, 2021
Total Revenues	$5,077,184
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$1,738,106

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

4. REVENUES - ASSET MANAGEMENT

For the three months ended March 31, 2022 and 2021, respectively, Asset Management revenues consisted of the following:

	Three Months Ended March 31,
	2022	2021
Management Fees	$398,046	$276,181
Fee Credits	(187,745)	(35,398)
Transaction Fees	466,966	165,893
Monitoring Fees	39,400	35,388
Incentive Fees	7,057	3,438
Expense Reimbursements	41,303	27,729
Consulting Fees	15,484	20,080
Total Fees and Other	780,511	493,311

Carried Interest	(783,688)	2,140,426
General Partner Capital Interest	(162,055)	544,221
Total Capital Allocation-Based Income (Loss)	(945,743)	2,684,647

Total Revenues - Asset Management	$(165,232)	$3,177,958

5. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES - ASSET MANAGEMENT
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
The following table summarizes total Net Gains (Losses) from Investment Activities for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$198,380	$(265,326)	$(66,946)
Credit (1)	(11,455)	(188,974)	(200,429)
Investments of Consolidated CFEs (1)	2,949	(269,548)	(266,599)
Real Assets (1)	(2,761)	1,297,270	1,294,509
Equity Method - Other (1)	14,284	(72,642)	(58,358)
Other Investments (1)	1,743	(15,015)	(13,272)
Foreign Exchange Forward Contracts and Options (2)	90,890	(147,007)	(56,117)
Securities Sold Short (2)	36,082	10,181	46,263
Other Derivatives (2)	(12,005)	20,137	8,132
Debt Obligations and Other (3)	(38,478)	265,556	227,078
Net Gains (Losses) From Investment Activities	$279,629	$634,632	$914,261

	Three Months Ended March 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$756,347	$794,318	$1,550,665
Credit (1)	33,916	(4,509)	29,407
Investments of Consolidated CFEs (1)	(2,628)	128,143	125,515
Real Assets (1)	39,749	234,398	274,147
Equity Method - Other (1)	5,187	396,514	401,701
Other Investments (1)	(226,899)	433,080	206,181
Foreign Exchange Forward Contracts and Options (2)	(5,643)	15,192	9,549
Securities Sold Short (2)	50,623	50,996	101,619
Other Derivatives (2)	(30,521)	29,334	(1,187)
Debt Obligations and Other (3)	(35,750)	34,353	(1,397)
Net Gains (Losses) From Investment Activities	$584,381	$2,111,819	$2,696,200
(1)See Note 8 "Investments."
(2)See Note 9 "Derivatives" and Note 15 "Other Assets and Accrued Expenses and Other Liabilities."
(3)See Note 17 "Debt Obligations."

6. NET INVESTMENT INCOME - INSURANCE

Net investment income for Global Atlantic is comprised primarily of interest income, including amortization of premiums and accretion of discounts, based on yields that change due to expectations in projected cash flows, dividend income from common and preferred stock, earnings from investments accounted for under equity method accounting, and lease income on other investments.

The components of net investment income were as follows:

	Three Months Ended March 31,
	2022	2021
Fixed maturity securities – interest and other income	$691,293	$351,540
Mortgage and other loan receivables	324,141	122,466
Investments in transportation and other leased assets	67,679	36,743
Investments in renewable energy	25,218	796
Short-term and other investment income	20,697	5,113
Income assumed from funds withheld receivable at interest	19,605	13,473
Policy loans	7,911	1,847
Investments in real estate	3,903	1,084
Equity securities – dividends and other income	—	(484)
Income ceded to funds withheld payable at interest	(179,702)	(29,839)
Gross investment income	980,745	502,739
Less investment expenses:
Investment management and administration	113,131	33,946
Transportation and renewable energy asset depreciation and maintenance	53,953	23,509
Interest expense on derivative collateral and repurchase agreements	1,056	503
Net investment income	$812,605	$444,781

7. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related (losses) gains from insurance operations primarily consists of (i) realized gains and (losses) from the disposal of investments, (ii) unrealized gains and (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and (losses) on funds withheld at interest, (iv) unrealized gains and (losses) from derivatives not designated in an hedging relationship, and (v) allowances for credit losses, and other impairments of investments.

Net investment-related gains (losses) were as follows:

	Three Months Ended March 31,
	2022	2021
Realized gains (losses) on equity investments	$—	$2,243
Realized gains (losses) on available-for-sale fixed maturity debt securities	(243,350)	(45,640)
Credit loss allowances on available-for-sale securities	(10,602)	(21,351)
Credit loss allowances on mortgage and other loan receivables	(26,085)	(183,641)
Allowances on unfunded commitments	6,790	(14,609)
Unrealized gains (losses) on fixed maturity securities classified as trading	(1,038,446)	(317,052)
Unrealized gains (losses) on investments recognized under the fair-value option	(2,493)	(12,166)
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	77,692	—
Net gains (losses) on derivative instruments	859,734	148,532
Realized gains (losses) on funds withheld at interest, payable portfolio	(26,387)	(7,378)
Realized gains (losses) on funds withheld at interest, receivable portfolio	25,600	354
Other realized gains (losses)	8,867	(4,994)
Net investment-related gains (losses)	$(368,680)	$(455,702)

Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended March 31, 2022
	Corporate	Structured	Total
Balance, as of beginning of period	$3,238	$84,895	$88,133
Initial impairments for credit losses recognized on securities not previously impaired	122	15,758	15,880
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	140	140
Accretion of initial credit loss allowance on PCD securities	—	477	477
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,444)	(2,444)
Net additions / reductions for securities previously impaired	1,640	(6,918)	(5,278)
Balance, as of end of period	$5,000	$91,908	$96,908

	Three Months Ended March 31, 2021
	Corporate	Structured	Total
Balance, as of beginning of period(1)	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	—	27,423	27,423
Initial credit loss allowance recognized on PCD securities	—	222	222
Accretion of initial credit loss allowance on PCD securities	—	321	321
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,537)	(2,537)
Net additions / reductions for securities previously impaired	—	(6,072)	(6,072)
Balance, as of end of period	$—	$140,252	$140,252

(1)Includes securities designated as purchased credit impaired as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended March 31, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$65,970	$72,082	$236,025	$374,077
Net provision (release)	15,566	15,501	(4,982)	26,085
Balance, as of end of period	$81,536	$87,583	$231,043	$400,162

	Three Months Ended March 31, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$58,203	$62,056	$—	$120,259
Net provision	21,853	16,683	145,105	183,641
Balance, as of end of period	$80,056	$78,739	$145,105	$303,900

(1) Includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended March 31,
	2022	2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$6,128,285	$1,903,120
Gross gains	8,942	4,776
Gross losses	(245,871)	(50,972)
8. INVESTMENTS
Investments consist of the following:

	March 31, 2022	December 31, 2021
Asset Management
Private Equity	$26,180,914	$25,685,750
Credit	6,821,730	7,949,573
Investments of Consolidated CFEs	22,014,866	22,076,809
Real Assets	14,788,831	12,500,749
Equity Method - Other	4,667,571	4,877,592
Equity Method - Capital Allocation-Based Income	10,254,226	11,539,945
Other Investments	4,042,342	4,145,096
Investments - Asset Management	$88,770,480	$88,775,514

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$64,243,697	$68,870,886
Mortgage and other loan receivables	31,576,685	28,876,759
Fixed maturity securities, trading, at fair value(2)	13,061,360	13,753,573
Other investments	10,150,075	8,208,566
Funds withheld receivable at interest	2,966,803	2,999,448
Policy loans	762,460	765,310
Equity securities at fair value	38,791	289,133
Investments - Insurance	$122,799,871	$123,763,675

Total Investments	$211,570,351	$212,539,189

(1) Amortized cost of $69.1 billion and $69.5 billion, net of credit loss allowances of $96.9 million and $88.1 million.
(2) Amortized cost of $14.2 billion and $13.9 billion.

As of March 31, 2022 and December 31, 2021, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities

The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)(3)	Gross unrealized		Fair value
As of March 31, 2022			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$528,130	$—	$475	$(37,431)	$491,174
U.S. state, municipal and political subdivisions	5,330,590	—	2,677	(546,271)	4,786,996
Corporate	40,541,267	(5,000)	43,940	(3,634,576)	36,945,631
Residential mortgage-backed securities ("RMBS")	7,377,229	(50,060)	71,724	(235,551)	7,163,342
Commercial mortgage-backed securities ("CMBS")	6,622,204	(6,442)	3,679	(289,380)	6,330,061
Collateralized bond obligations ("CBOs")	3,089,089	(20,800)	2,807	(87,089)	2,984,007
Collateralized loan obligations ("CLOs")	2,685,279	(3,665)	1,009	(39,669)	2,642,954
All other structured securities(1)	2,968,505	(10,941)	19,967	(77,999)	2,899,532
Total AFS fixed maturity securities	$69,142,293	$(96,908)	$146,278	$(4,947,966)	$64,243,697

(1)    Includes primarily asset-backed securities ("ABS").
(2)    Represents the cumulative amount of credit impairments that have been recognized in the consolidated statement of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(3)    Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(38.5) million.

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of March 31, 2022	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$850,975	$844,911
Due after one year through five years	8,531,656	8,218,579
Due after five years through ten years	9,999,591	9,505,003
Due after ten years	27,012,765	23,655,308
Subtotal	46,394,987	42,223,801
RMBS	7,327,169	7,163,342
CMBS	6,615,762	6,330,061
CBOs	3,068,289	2,984,007
CLOs	2,681,614	2,642,954
All other structured securities	2,957,564	2,899,532
Total AFS fixed maturity securities	$69,045,385	$64,243,697

As of December 31, 2021	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$871,340	$869,287
Due after one year through five years	9,256,449	9,171,707
Due after five years through ten years	11,460,032	11,350,091
Due after ten years	25,750,493	25,435,546
Subtotal	47,338,314	46,826,631
RMBS	7,652,055	7,665,358
CMBS	5,952,374	5,912,183
CBOs	3,089,460	3,068,856
CLOs	2,984,459	2,985,237
All other structured securities	2,414,701	2,412,621
Total AFS fixed maturity securities	$69,431,363	$68,870,886

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

	Three Months Ended March 31,
	2022	2021
Purchase price of PCD securities acquired during the current period	$5,185	$1,591,176
Allowance for credit losses at acquisition	140	121,117
Discount (premium) attributable to other factors	1,207	277,480
Par value	$6,532	$1,989,773

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of March 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$296,069	$(29,763)	$92,301	$(7,668)	$388,370	$(37,431)
U.S. state, municipal and political subdivisions	4,312,737	(512,738)	252,147	(33,533)	4,564,884	(546,271)
Corporate	27,551,887	(3,022,312)	4,842,176	(612,264)	32,394,063	(3,634,576)
RMBS	3,997,811	(160,389)	845,265	(75,162)	4,843,076	(235,551)
CBOs	2,209,873	(65,789)	507,754	(21,300)	2,717,627	(87,089)
CMBS	5,668,051	(273,082)	202,155	(16,298)	5,870,206	(289,380)
CLOs	2,259,867	(39,213)	26,875	(456)	2,286,742	(39,669)
All other structured securities	1,801,889	(68,226)	187,510	(9,773)	1,989,399	(77,999)
Total AFS fixed maturity securities in a continuous loss position	$48,098,184	$(4,171,512)	$6,956,183	$(776,454)	$55,054,367	$(4,947,966)

	Less than 12 months		12 months or more		Total
As of December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$311,096	$(4,768)	$—	$—	$311,096	$(4,768)
U.S. state, municipal and political subdivisions	2,802,309	(55,240)	—	—	2,802,309	(55,240)
Corporate	30,385,514	(688,648)	—	—	30,385,514	(688,648)
RMBS	3,196,876	(113,359)	—	—	3,196,876	(113,359)
CBOs	2,152,790	(27,466)	—	—	2,152,790	(27,466)
CMBS	3,405,774	(56,523)	—	—	3,405,774	(56,523)
CLOs	1,172,330	(5,776)	—	—	1,172,330	(5,776)
All other structured securities	1,348,356	(22,070)	—	—	1,348,356	(22,070)
Total AFS fixed maturity securities in a continuous loss position	$44,775,045	$(973,850)	$—	$—	$44,775,045	$(973,850)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $219.4 million and $77.0 million as of March 31, 2022 and December 31, 2021, respectively. The single largest unrealized loss on AFS fixed maturity securities was $27.2 million and $7.3 million as of March 31, 2022 and December 31, 2021, respectively. Global Atlantic had 5,729 and 4,370 securities in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 814 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

	March 31, 2022	December 31, 2021
Commercial mortgage loans(1)	$15,489,750	$13,824,772
Residential mortgage loans(1)	9,704,021	8,724,904
Consumer loans	6,137,735	5,617,925
Other loan receivables(2)(3)	645,341	1,083,235
Total mortgage and other loan receivables	31,976,847	29,250,836
Allowance for credit losses(4)	(400,162)	(374,077)
Total mortgage and other loan receivables, net of allowance for loan losses	$31,576,685	$28,876,759

(1)    Includes $980.1 million and $805.4 million of loans carried at fair value using the fair value option as of March 31, 2022 and December 31, 2021, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $989.8 million and $794.1 million as of March 31, 2022 and December 31, 2021, respectively.
(2)    As of March 31, 2022 and December 31, 2021, other loan receivables consisted primarily of loans collateralized by aircraft of $410.8 million and $850.1 million, respectively.
(3)    Includes $28.2 million and $27.3 million of related party loans carried at fair value using the fair value option as of March 31, 2022 and December 31, 2021, respectively. These loans had unpaid principal balances of $28.2 million and $27.3 million as of March 31, 2022 and December 31, 2021, respectively.
(4)    Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(85.1) million and $(77.9) million as of March 31, 2022 and December 31, 2021, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of March 31, 2022:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2022	$299,047	$1,000,106	$1,299,153
2023	127,475	1,193,881	1,321,356
2024	832,243	1,710,830	2,543,073
2025	17,770	1,262,962	1,280,732
2026	699,076	3,086,745	3,785,821
2027	118,413	2,571,094	2,689,507
2028 and thereafter	7,609,997	4,664,132	12,274,129
Total	$9,704,021	$15,489,750	$25,193,771

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	March 31, 2022	December 31, 2021
Pacific	$7,313,819	$6,675,064
West South Central	2,957,751	2,675,890
South Atlantic	6,057,624	4,996,043
Middle Atlantic	3,377,082	3,142,973
East North Central	1,143,793	590,911
Mountain	2,257,201	1,957,099
New England	1,114,162	1,099,157
East South Central	577,278	1,035,764
West North Central	335,757	350,546
Other regions	59,304	26,229
Total by geographic region	$25,193,771	$22,549,676

Mortgage loans - carrying value by property type	March 31, 2022	December 31, 2021
Residential	$9,704,021	$8,724,904
Office building	4,570,721	4,185,146
Apartment	7,240,838	6,194,819
Industrial	2,002,947	1,981,713
Retail	723,329	780,071
Other property types	753,879	483,560
Warehouse	198,036	199,463
Total by property type	$25,193,771	$22,549,676

As of March 31, 2022 and December 31, 2021, Global Atlantic had $213.1 million and $202.7 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of March 31, 2022 and December 31, 2021, there were $213.1 million and $202.7 million of mortgage loans that were non-income producing, respectively.

As of March 31, 2022 and December 31, 2021, less than 1% and 1% of residential mortgage loans have been granted forbearance due to COVID-19, respectively. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the three months ended March 31, 2022 and 2021. Interest continues to accrue on loans in temporary forbearance.

As of March 31, 2022 and December 31, 2021, Global Atlantic had $6.1 million and $5.1 million of consumer loans that were delinquent by more than 120 days or in default, respectively.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below. There were no PCD loans purchased during the three months ended March 31, 2022:

Three Months Ended March 31,
March 31, 2021
Purchase price of PCD loans acquired during the current period	$3,694,867
Allowance for credit losses at acquisition	120,259
Discount (premium) attributable to other factors	(146,694)
Par value	$3,668,432

Credit quality indicators

Mortgage and loan receivable performance status

The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	As of March 31, 2022
Performance status	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$1,868,657	$6,951,312	$948,847	$1,751,631	$1,305,089	$2,664,214	$15,489,750
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$1,868,657	$6,951,312	$948,847	$1,751,631	$1,305,089	$2,664,214	$15,489,750
Residential mortgage loans
Current	$219,133	$5,336,585	$1,686,516	$357,644	$22,359	$1,621,706	$9,243,943
30 to 59 days past due	—	74,146	12,931	13,197	1,025	90,602	191,901
60 to 89 days past due	—	20,935	2,507	1,294	544	29,774	55,054
Over 90 days past due	—	11,221	16,696	15,554	2,737	166,915	213,123
Total residential mortgage loans	$219,133	$5,442,887	$1,718,650	$387,689	$26,665	$1,908,997	$9,704,021
Total mortgage loans	$2,087,790	$12,394,199	$2,667,497	$2,139,320	$1,331,754	$4,573,211	$25,193,771

	As of December 31, 2021
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
Residential mortgage loans
Current	$4,505,537	$1,576,342	$393,153	$123,995	$65,070	$1,711,156	$8,375,253
30 to 59 days past due	24,955	6,028	5,818	1,155	739	75,104	113,799
60 to 89 days past due	4,247	1,243	607	—	—	27,028	33,125
Over 90 days past due	5,305	14,272	21,985	2,686	—	158,479	202,727
Total residential mortgage loans	$4,540,044	$1,597,885	$421,563	$127,836	$65,809	$1,971,767	$8,724,904
Total mortgage loans	$11,371,699	$2,574,254	$2,305,471	$1,501,701	$883,763	$3,912,788	$22,549,676

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	March 31, 2022	December 31, 2021
Consumer loans
Current	$6,043,214	$5,556,923
30 to 59 days past due	54,012	34,048
60 to 89 days past due	23,937	16,817
Over 90 days past due	16,572	10,137
Total consumer loans	$6,137,735	$5,617,925

Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of March 31, 2022 and December 31, 2021:

Loan-to-value as of March 31, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$1,716,958	$151,699	$—	$1,868,657
2021	4,965,273	1,986,039	—	6,951,312
2020	788,984	124,861	35,002	948,847
2019	1,615,931	135,700	—	1,751,631
2018	1,256,207	48,882	—	1,305,089
2017	767,459	44,829	—	812,288
Prior	1,848,431	3,495	—	1,851,926
Total commercial mortgage loans	$12,959,243	$2,495,505	$35,002	$15,489,750

Loan-to-value as of December 31, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$4,910,170	$1,921,485	$—	$6,831,655
2020	819,406	121,997	34,966	976,369
2019	1,747,656	136,252	—	1,883,908
2018	1,324,807	49,058	—	1,373,865
2017	772,989	44,965	—	817,954
2016	425,926	2,440	—	428,366
Prior	1,497,503	15,152	—	1,512,655
Total commercial mortgage loans	$11,498,457	$2,291,349	$34,966	$13,824,772

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

The weighted average loan-to-value ratio for the residential mortgage loans was 66% and 68% as of March 31, 2022 and December 31, 2021, respectively.

Other investments

Other investments consist of the following:

	March 31, 2022	December 31, 2021
Investments in real estate(1)	$3,564,803	$1,564,853
Investments in renewable energy(2)	3,510,579	3,573,811
Investments in transportation and other leased assets(3)	2,638,884	2,663,759
Other investment partnerships	250,796	234,301
FHLB common stock and other investments	185,013	171,842
Total other investments	$10,150,075	$8,208,566

(1)    Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)    Net of accumulated depreciation attributed to consolidated renewable energy assets of $177.9 million and $156.8 million as of March 31, 2022 and December 31, 2021, respectively.
(3)    Net of accumulated depreciation of $137.5 million and $105.1 million as of March 31, 2022 and December 31, 2021, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.2 billion as of both March 31, 2022 and December 31, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $20.5 million and $22.4 million as of March 31, 2022 and December 31, 2021, respectively.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $174.9 million and $147.8 million as of March 31, 2022 and December 31, 2021, respectively.

Funding agreements

Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Bank ("FHLB") system. These subsidiaries have also entered into funding agreements with their respective FHLB. The funding agreements are issued in exchange for cash. The funding agreements require that Global Atlantic pledge eligible assets, such as commercial mortgage loans, as collateral. With respect to certain classes of eligible assets, the FHLB holds the pledged eligible assets in custody at the respective FHLB. The liabilities for the funding agreements are included in policy liabilities in the consolidated statements of financial condition.

Information related to the FHLB investment and funding agreements as of March 31, 2022 and December 31, 2021 is as follows:

	Investment in common stock		Funding agreements issued to FHLB member banks		Collateral
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
FHLB Indianapolis	$80,640	$80,640	$1,616,408	$1,619,765	$2,584,557	$2,577,698
FHLB Des Moines	34,600	34,600	620,901	620,006	1,036,313	1,004,530
FHLB Boston	22,520	22,520	325,375	326,639	482,410	553,384
Total	$137,760	$137,760	$2,562,684	$2,566,410	$4,103,280	$4,135,612

In addition, in January 2021, Global Atlantic launched an inaugural funding agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of March 31, 2022 and December 31, 2021, Global Atlantic had $4.6 billion and $3.5 billion of such funding agreements outstanding, with $5.4 billion and $6.5 billion of remaining capacity under the program, respectively. Subsequent to quarter-end, in April 2022, Global Atlantic issued an additional $900 million of funding agreements in connection with the program.

Repurchase agreement transactions

As of March 31, 2022 and December 31, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $810.5 million and $300.4 million, respectively. As collateral for these transactions, as of March 31, 2022 and December 31, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $829.0 million and $915.0 million, and $313.0 million and $317.0 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

The fair value of securities pledged for repurchase agreements by class of collateral and remaining contractual maturity as of March 31, 2022 and December 31, 2021 is presented in the following tables:

As of March 31, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$519,752	$—	$309,292	$829,044
Total borrowing	$—	$519,752	$—	$309,292	$829,044

As of December 31, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$312,965	$312,965
Total borrowing	$—	$—	$—	$312,965	$312,965

Other

As of March 31, 2022 and December 31, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities was $184.0 million and $165.6 million, and $182.6 million and $180.8 million, respectively.

9. DERIVATIVES

Asset Management

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

Global Atlantic attempts to mitigate the risk of loss due to ineffectiveness under these derivative investments through a regular monitoring process which evaluates the program’s effectiveness. Global Atlantic is exposed to risk of loss in the event of non-performance by the counterparties and, accordingly, all option contracts are purchased from counterparties that have been evaluated for creditworthiness. All of these counterparties are nationally recognized financial institutions with a Moody’s or S&P investment-grade credit rating. Global Atlantic monitors its derivative activities by reviewing portfolio activities and risk levels. Global Atlantic also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both Global Atlantic's risk management strategy and its policies and procedures.

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $363.7 million and $151.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with the $500 million senior unsecured notes due 2029, $650 million senior unsecured notes due 2031, FHLB and FABN funding agreement liabilities in fair value hedges. The 2029 Senior Notes and 2031 Senior Notes are reported in debt and FHLB and FABN funding agreement liabilities are reported in policy liabilities in the consolidated statements of financial condition and are hedged through their respective maturities. These hedges qualify for the shortcut method of assessing hedge effectiveness.

The following table represents the gains (losses) recognized on derivative instruments and related hedged items in fair value hedging relationship:

Three Months Ended March 31, 2022	Derivatives	Hedged items	Net
2029 Senior Notes	$(29,121)	$29,121	$—
2031 Senior Notes	(41,439)	41,439	—
FHLB funding agreement liabilities	(18,791)	18,791	—
FABN liabilities	(102,583)	102,583	—

Three Months Ended March 31, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$(26,379)	$26,379	$—
FHLB funding agreement liabilities	(5,325)	5,325	—

The following table represents the carrying values and fair value adjustments for the hedged items:

	As of March 31, 2022		As of December 31, 2021
	Carrying value	Fair value of hedge adjustments	Carrying value	Fair value of hedge adjustments
2029 Senior Notes	$436,868	$(29,121)	$473,890	$(18,808)
2031 Senior Notes	608,561	(41,439)	644,439	(5,561)
FHLB funding agreement liabilities	1,038,085	(18,791)	1,070,770	(16,092)
FABN liabilities	3,921,609	(102,583)	—	—

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of March 31, 2022 and December 31, 2021, there was a cumulative (loss) gain of $(48.1) million and $9.4 million on the bond forwards recorded in accumulated other comprehensive (loss) income, respectively. Amounts deferred in accumulated other comprehensive (loss) income are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method. These arrangements are hedging purchases from July 2021 through January 2027 and are expected to affect earnings until 2051. There were $2.9 million of securities purchased for the three months ended March 31, 2022. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive (loss) income to be reclassified into earnings in the next 12 months will not be material.

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

The following table represents the gains (losses) related to the FX forwards hedging instruments:

	Three Months Ended March 31,
	2022	2021
Net investment-related gains (losses)	$40,742	$2,825
AOCI	18,318	165
Amortization - excluded component	3,544	(839)

The fair value and notional value of the derivative assets and liabilities were as follows:

As of March 31, 2022	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$5,891,394,106	$367,079	$239,875
Other Derivatives	98,851,905	5,294	28,077
Total Asset Management		372,373	267,952

Insurance
Equity market contracts	$129,988,065	$931,021	$181,694
Interest rate contracts	11,794,558	297,358	509,816
Foreign currency contracts	2,209,118	47,866	20,988
Credit risk contracts	113,133	—	1,360
Impact of netting(1)		(251,656)	(251,656)
Fair value included within derivative assets and derivative liabilities		1,024,589	462,202
Embedded derivative – indexed universal life products		—	512,015
Embedded derivative – annuity products		—	1,777,832
Fair value included within policy liabilities		—	2,289,847
Embedded derivative – funds withheld at interest		8,196	(1,219,491)
Total Insurance		1,032,785	1,532,558

Fair value included within total assets and liabilities		$1,405,158	$1,800,510

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$12,822,521	$590,637	$319,511
Other Derivatives	505,725	491	45,003
Total Asset Management		591,128	364,514

Insurance
Equity market contracts	$31,294,053	$1,216,843	$186,754
Interest rate contracts	16,692,035	198,658	101,245
Foreign currency contracts	1,517,434	32,464	7,639
Credit risk contracts	107,754	—	1,540
Impact of netting(1)		(152,015)	(152,015)
Fair value included within derivative assets and derivative liabilities		1,295,950	145,163
Embedded derivative – indexed universal life products		—	557,276
Embedded derivative – annuity products		—	1,983,949
Fair value included within policy liabilities		—	2,541,225
Embedded derivative – funds withheld at interest		31,740	(49,491)
Total Insurance		1,327,690	2,636,897

Fair value included within total assets and liabilities		$1,918,818	$3,001,411

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Three Months Ended March 31,
	2022	2021
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$(56,117)	$9,549
Other Derivatives	8,132	(1,187)
Total included in Net Gains (Losses) from Investment Activities	$(47,985)	$8,362

Insurance
Net investment-related gains (losses):
Funds withheld receivable embedded derivatives	$(33,980)	$55,883
Funds withheld payable embedded derivatives	1,180,435	313,230
Equity index options	(223,366)	104,021
Equity future contracts	79,796	(69,583)
Interest rate contracts	(150,176)	(256,793)
Credit risk contracts	(1,532)	(36)
Total included in net investment-related gains (losses)	$851,177	$146,722

Derivative contracts designated as hedges	Three Months Ended March 31,
	2022	2021
Insurance
Revenues:
Foreign currency forwards	$8,557	$1,810
Total included in net investment-related gains (losses)	$8,557	$1,810
Policy benefits and claims:
Interest rate swap	$(129,931)	$(8,403)
Total included in policy benefits and claims	$(129,931)	$(8,403)
Interest expense:
Interest rate swap	$(70,561)	$(24,776)
Total included in interest expense	$(70,561)	$(24,776)

The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of March 31, 2022	Gross amount recognized	Gross amounts offset in the statement of financial position(1)	Net amounts presented in the statement of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,276,245	$(251,656)	$1,024,589	$(894,687)	$129,902
Derivative liabilities (excluding embedded derivatives)	$713,858	$(251,656)	$462,202	$79,070	$383,132

(1) Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Gross amount recognized	Gross amounts offset in the statement of financial position(1)	Net amounts presented in the statement of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,447,965	$(152,015)	$1,295,950	$(1,086,061)	$209,889
Derivative liabilities (excluding embedded derivatives)	$297,178	$(152,015)	$145,163	$49,860	$95,303

(1) Represents netting of derivative exposures covered by qualifying master netting agreements.

10. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method - Other, for which the fair value option has not been elected, and Equity Method - Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	March 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$1,906,139	$275,759	$23,999,016		$26,180,914
Credit	—	1,506,877	5,314,853		6,821,730
Investments of Consolidated CFEs	—	22,014,866	—		22,014,866
Real Assets	—	1,496,708	13,292,123		14,788,831
Equity Method - Other	492,913	29,985	984,904		1,507,802
Other Investments	898,329	9,087	3,134,926		4,042,342
Total Investments	3,297,381	25,333,282	46,725,822		75,356,485
Foreign Exchange Contracts and Options	—	367,079	—		367,079
Other Derivatives	547	4,042	705	(1)	5,294
Total Assets at Fair Value - Asset Management	$3,297,928	$25,704,403	$46,726,527		$75,728,858
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$301,899	$189,275	$—		$491,174
U.S. state, municipal and political subdivisions	—	4,786,996	—		4,786,996
Corporate	—	28,975,437	7,970,195		36,945,632
Structured securities	—	20,637,356	1,382,539		22,019,895
Total AFS fixed maturity securities	301,899	54,589,064	9,352,734		64,243,697
Trading fixed maturity securities:
U.S. government and agencies	233,754	158,440	—		392,194
U.S. state, municipal and political subdivisions	—	857,021	—		857,021
Corporate	—	7,582,756	705,685		8,288,441
Structured securities	—	2,893,125	630,579		3,523,704
Total trading fixed maturity securities	233,754	11,491,342	1,336,264		13,061,360
Equity securities	5,854	—	32,937		38,791
Mortgage and other loan receivables(2)	—	—	1,007,906		1,007,906
Other investments(3)	—	—	3,620,186		3,620,186
Funds withheld receivable at interest	—	—	8,196		8,196
Reinsurance recoverable	—	—	1,231,957		1,231,957
Derivative assets:
Equity market contracts	57,568	873,453	—		931,021
Interest rate contracts	38,903	258,455	—		297,358
Foreign currency contracts	—	47,866	—		47,866
Impact of netting(4)	(38,609)	(213,047)	—		(251,656)
Total derivative assets	57,862	966,727	—		1,024,589
Separate account assets	5,069,742	—	—		5,069,742
Total Assets at Fair Value - Insurance	$5,669,111	$67,047,133	$16,590,180		$89,306,424

Total Assets at Fair Value	$8,967,039	$92,751,536	$63,316,707		$165,035,282

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,044,380	$318,736	$23,322,634		$25,685,750
Credit	—	2,122,912	5,826,661		7,949,573
Investments of Consolidated CFEs	—	22,076,809	—		22,076,809
Real Assets	—	1,111,219	11,389,530		12,500,749
Equity Method - Other	482,061	105,647	1,013,807		1,601,515
Other Investments	759,002	146,081	3,240,013		4,145,096
Total Investments	3,285,443	25,881,404	44,792,645		73,959,492

Foreign Exchange Contracts and Options	—	590,637	—		590,637
Other Derivatives	—	12	479	(1)	491
Total Assets at Fair Value - Asset Management	$3,285,443	$26,472,053	$44,793,124		$74,550,620
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$500,325	$284,222	$—		$784,547
U.S. state, municipal and political subdivisions	—	5,109,697	—		5,109,697
Corporate	—	33,281,727	7,650,660		40,932,387
Structured securities	—	21,215,854	828,401		22,044,255
Total AFS fixed maturity securities	500,325	59,891,500	8,479,061		68,870,886
Trading fixed maturity securities:
U.S. government and agencies	371,366	252,266	—		623,632
U.S. state, municipal and political subdivisions	—	879,463	—		879,463
Corporate	—	8,486,922	565,025		9,051,947
Structured securities	—	2,779,757	418,774		3,198,531
Total trading fixed maturity securities	371,366	12,398,408	983,799		13,753,573
Equity securities	256,196	—	32,937		289,133
Mortgage and other loan receivables(2)	—	—	832,674		832,674
Other investments(3)	—	—	1,603,345		1,603,345
Funds withheld receivable at interest	—	—	31,740		31,740
Reinsurance recoverable	—	—	1,293,791		1,293,791
Derivative assets:
Equity market contracts	66,510	1,150,333	—		1,216,843
Interest rate contracts	44,472	154,186	—		198,658
Foreign currency contracts	—	32,464	—		32,464
Impact of netting(4)	(25,588)	(126,427)	—		(152,015)
Total derivative assets	85,394	1,210,556	—		1,295,950
Separate account assets	5,586,428	—	—		5,586,428
Total Assets at Fair Value - Insurance	$6,799,709	$73,500,464	$13,257,347		$93,557,520

Total Assets at Fair Value	$10,085,152	$99,972,517	$58,050,471		$168,108,140
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
(2)Includes related party balance of $28.2 million and $27.3 million in Level III for mortgage and other loan receivables as of March 31, 2022 and December 31, 2021, respectively.

(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of March 31, 2022 and December 31, 2021, the fair value of these investments was $135.9 million and $108.7 million, respectively.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	March 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$136,128	$—	$—		$136,128
Foreign Exchange Contracts and Options	—	239,875	—		239,875
Unfunded Revolver Commitments	—	—	64,556	(1)	64,556
Other Derivatives	—	28,077	—		28,077
Debt Obligations of Consolidated CFEs	—	21,213,206	—		21,213,206
Total Liabilities at Fair Value - Asset Management	$136,128	$21,481,158	$64,556		$21,681,842

Insurance
Policy liabilities	$—	$—	$466,408		$466,408
Closed block policy liabilities	—	—	1,269,991		1,269,991
Funds withheld payable at interest	—	—	(1,219,491)		(1,219,491)
Derivative instruments payable:
Equity market contracts	63,886	117,808	—		181,694
Interest rate contracts	72,352	437,464	—		509,816
Foreign currency contracts	—	20,988	—		20,988
Credit contracts	—	1,360	—		1,360
Impact of netting(2)	(38,609)	(213,047)	—		(251,656)
Total derivative instruments payable	97,629	364,573	—		462,202
Embedded derivative – indexed universal life products	—	—	512,015		512,015
Embedded derivative – annuity products	—	—	1,777,832		1,777,832
Total Liabilities at Fair Value - Insurance	$97,629	$364,573	$2,806,755		$3,268,957

Total Liabilities at Fair Value	$233,757	$21,845,731	$2,871,311		$24,950,799

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$249,383	$—	$—		$249,383
Foreign Exchange Contracts and Options	—	319,511	—		319,511
Unfunded Revolver Commitments	—	—	64,276	(1)	64,276
Other Derivatives	—	45,003	—		45,003
Debt Obligations of Consolidated CFEs	—	21,271,084	—		21,271,084
Total Liabilities at Fair Value - Asset Management	$249,383	$21,635,598	$64,276		$21,949,257

Insurance
Policy liabilities	$—	$—	$519,454		$519,454
Closed block policy liabilities	—	—	1,350,224		1,350,224
Funds withheld payable at interest	—	—	(49,491)		(49,491)
Derivative instruments payable:
Equity market contracts	33,933	152,821	—		186,754
Interest rate contracts	14,009	87,236	—		101,245
Foreign currency contracts	—	7,639	—		7,639
Credit contracts	—	1,540	—		1,540
Impact of netting(2)	(25,588)	(126,427)	—		(152,015)
Total derivative instruments payable	22,354	122,809	—		145,163
Embedded derivative – indexed universal life products	—	—	557,276		557,276
Embedded derivative – annuity products	—	—	1,983,949		1,983,949
Total Liabilities at Fair Value - Insurance	$22,354	$122,809	$4,361,412		$4,506,575

Total Liabilities at Fair Value	$271,737	$21,758,407	$4,425,688		$26,455,832
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2022 and 2021, respectively. For certain insurance disclosures, the beginning of the period represents balances as of the GA Acquisition Date.

	Three Months Ended March 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$—	$—	$(138,220)	$680,792	$133,810	$—	$23,999,016	$18,304	$—
Credit	5,826,661	—	—	—	(383,841)	(126,598)	(1,369)	5,314,853	(58,683)	(1,369)
Real Assets	11,389,530	—	—	—	1,008,641	893,952	—	13,292,123	864,586	—
Equity Method - Other	1,013,807	—	—	—	40,182	(69,085)	—	984,904	(71,310)	—
Other Investments	3,240,013	—	—	—	(86,258)	(18,829)	—	3,134,926	(14,995)	—
Other Derivatives	479	—	—	—	11,284	(11,058)	—	705	(11,058)	—
Total Assets - Asset Management	44,793,124	—	—	(138,220)	1,270,800	802,192	(1,369)	46,726,527	726,844	(1,369)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	7,650,660	—	—	—	391,605	1,275	(73,345)	7,970,195	—	(46,123)
Structured securities	828,401	—	343,338	—	228,734	(3,409)	(14,525)	1,382,539	—	(20,703)
Total AFS fixed maturity securities	8,479,061	—	343,338	—	620,339	(2,134)	(87,870)	9,352,734	—	(66,826)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,025	—	—	(31,407)	182,432	(10,365)	—	705,685	(11,116)	—
Structured securities	418,774	—	98,307	(21,745)	144,203	(8,960)	—	630,579	(10,412)	—
Total trading fixed maturity securities	983,799	—	98,307	(53,152)	326,635	(19,325)	—	1,336,264	(21,528)	—
Equity securities	32,937	—	—	—	—	—	—	32,937	20,292	—
Mortgage and other loan receivables	832,674	—	—	—	203,197	(27,965)	—	1,007,906	(9,559)	—
Other investments	1,603,345	—	—	—	1,920,480	96,361	—	3,620,186	108,587	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(33,979)	—	8,196	—	—
Reinsurance recoverable	1,293,791	—	—	—	(14,375)	(47,459)	—	1,231,957	—	—
Total Assets - Insurance	13,257,347	—	441,645	(53,152)	3,066,711	(34,501)	(87,870)	16,590,180	97,792	(66,826)

Total	$58,050,471	$—	$441,645	$(191,372)	$4,337,511	$767,691	$(89,239)	$63,316,707	$824,636	$(68,195)

	Three Months Ended March 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Net Gains (Losses) from Investment Activities related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$—	$—	$130,309	$1,698,596	$—	$17,063,809	$1,622,804	$—
Credit	9,172,848	(1,021)	86,135	—	92,140	33,640	2,139	9,385,881	61,774	2,139
Real Assets	5,924,575	—	—	—	696,345	258,297	—	6,879,217	231,898	—
Equity Method - Other	1,014,378	—	—	—	(153,840)	181,242	—	1,041,780	180,258	—
Other Investments	2,341,981	(2,879)	—	(105,644)	63,054	176,853	—	2,473,365	214,879	—
Other Derivatives	6,668	—	—	—	3,574	(6,841)	—	3,401	(6,841)	—
Total Assets - Asset Management	33,695,354	(3,900)	86,135	(105,644)	831,582	2,341,787	2,139	36,847,453	2,304,772	2,139

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	3,519,368	—	—	—	244,578	—	(24,416)	3,739,530	—	(22,210)
Structured securities	197,983	—	—	—	(1,692)	—	(3,185)	193,106	—	474
Total AFS fixed maturity securities	3,717,351	—	—	—	242,886	—	(27,601)	3,932,636	—	(21,736)
Trading fixed maturity securities:
Corporate fixed maturity securities	674,380	—	—	—	55,699	(4,001)	—	726,078	(3,600)	—
Structured securities	14,661	—	—	—	8,055	(183)	—	22,533	(222)	—
Total trading fixed maturity securities	689,041	—	—	—	63,754	(4,184)	—	748,611	(3,822)	—
Equity securities	66,660	—	—	—	—	3,325	—	69,985	3,325	—
Mortgage and other loan receivables	929,855	—	—	—	247,719	5,500	—	1,183,074	6,322	—
Other investments	443,824	—	—	—	—	1,058	—	444,882	6,092	—
Funds withheld receivable at interest	—	—	—	—	334	55,549	—	55,883	—	—
Reinsurance recoverable	—	—	—	—	—	1,317,962	—	1,317,962	—	—
Total Assets - Insurance	5,846,731	—	—	—	554,693	1,379,210	(27,601)	7,753,033	11,917	(21,736)

Total	$39,542,085	$(3,900)	$86,135	$(105,644)	$1,386,275	$3,720,997	$(25,462)	$44,600,486	$2,316,689	$(19,597)

	Three Months Ended March 31, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$904,261	$—	$(223,469)	$—	$680,792
Credit	519,351	—	(885,330)	(17,862)	(383,841)
Real Assets	1,510,787	—	(502,146)	—	1,008,641
Equity Method - Other	41,819	—	(1,637)	—	40,182
Other Investments	161,876	—	(248,134)	—	(86,258)
Other Derivatives	11,284	—	—	—	11,284
Total Assets - Asset Management	3,149,378	—	(1,860,716)	(17,862)	1,270,800

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	924,672	—	(58,392)	(474,675)	391,605
Structured securities	231,916	—	—	(3,182)	228,734
Total AFS fixed maturity securities	1,156,588	—	(58,392)	(477,857)	620,339
Trading fixed maturity securities:
Corporate fixed maturity securities	189,017	—	—	(6,585)	182,432
Structured securities	155,253	—	—	(11,050)	144,203
Total trading fixed maturity securities	344,270	—	—	(17,635)	326,635
Mortgage and other loan receivables	220,225	—	—	(17,028)	203,197
Other investments	1,920,480	—	—	—	1,920,480
Funds withheld receivable at interest	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	(14,375)	(14,375)
Total Assets - Insurance	3,641,563	10,435	(58,392)	(526,895)	3,066,711

Total	$6,790,941	$10,435	$(1,919,108)	$(544,757)	$4,337,511

	Three Months Ended March 31, 2021
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$221,344	$—	$(91,035)	$—	$130,309
Credit	1,120,791	—	(1,028,651)	—	92,140
Real Assets	924,320	—	(227,975)	—	696,345
Equity Method - Other	144	—	(153,984)	—	(153,840)
Other Investments	89,502	—	(26,448)	—	63,054
Other Derivatives	3,574	—	—	—	3,574
Total Assets - Asset Management	2,359,675	—	(1,528,093)	—	831,582

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	287,638	—	(3,299)	(39,761)	244,578
Structured securities	10	—	—	(1,702)	(1,692)
Total AFS fixed maturity securities	287,648	—	(3,299)	(41,463)	242,886
Trading fixed maturity securities:
Corporate fixed maturity securities	57,451	—	—	(1,752)	55,699
Structured securities	8,110	—	—	(55)	8,055
Total trading fixed maturity securities	65,561	—	—	(1,807)	63,754
Mortgage and other loan receivables	254,995	—	(5,076)	(2,200)	247,719
Funds withheld receivable at interest	—	334	—	—	334
Total Assets - Insurance	608,204	334	(8,375)	(45,470)	554,693

Total	$2,967,879	$334	$(1,536,468)	$(45,470)	$1,386,275

	Three Months Ended March 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$—	$280	$—	$64,556	$280
Total Liabilities - Asset Management	64,276	—	—	—	—	280	—	64,556	280

Insurance
Policy liabilities	519,454	—	—	—	—	(53,046)	—	466,408	—
Closed block policy liabilities	1,350,224	—	—	—	(81,101)	(2,992)	3,860	1,269,991	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(1,180,435)	—	(1,219,491)	—
Embedded derivative – indexed universal life products	557,276	—	—	—	3,302	(48,563)	—	512,015	—
Embedded derivative – annuity products	1,983,949	—	—	—	107,302	(313,419)	—	1,777,832	—
Total Liabilities - Insurance	4,361,412	—	—	—	39,938	(1,598,455)	3,860	2,806,755	—

Total	$4,425,688	$—	$—	$—	$39,938	$(1,598,175)	$3,860	$2,871,311	$280

	Three Months Ended March 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$1,167	$(11,870)	$—	$35,637	$(11,870)
Total Liabilities - Asset Management	$46,340	$—	$—	$—	$1,167	$(11,870)	$—	$35,637	$(11,870)

Insurance
Policy liabilities	637,800	—	—	—	—	(72,158)	—	565,642	—
Closed block policy liabilities	1,395,746	—	—	—	—	(25,982)	(2,885)	1,366,879	—
Funds withheld payable at interest	59,230	—	—	—	—	(372,460)	—	(313,230)	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(931)	48,427	—	434,242	—
Embedded derivative – annuity products	1,024,601	—	—	—	44,809	(84,500)	—	984,910	—
Total Liabilities - Insurance	3,504,123	—	—	—	43,878	(506,673)	(2,885)	3,038,443	—

Total	3,550,463	—	—	—	45,045	(518,543)	(2,885)	3,074,080	(11,870)

	Three Months Ended March 31, 2022
	Issuances	Settlements	Net Purchases/Issuances/Sales/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities - Asset Management	—	—	—

Insurance
Closed block policy liabilities	—	(81,101)	(81,101)
Funds withheld payable at interest	10,435	—	10,435
Embedded derivative – indexed universal life products	8,985	(5,683)	3,302
Embedded derivative – annuity products	107,302	—	107,302
Total Liabilities - Insurance	126,722	(86,784)	39,938

Total	$126,722	$(86,784)	$39,938

	Three Months Ended March 31, 2021
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$1,167	$—	$1,167
Total Liabilities - Asset Management	1,167	—	1,167

Insurance
Embedded derivative – indexed universal life products	5,607	(6,538)	(931)
Embedded derivative – annuity products	44,809	—	44,809
Total Liabilities - Insurance	50,416	(6,538)	43,878

Total	$51,583	$(6,538)	$45,045

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

The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of March 31, 2022. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value March 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$23,999,016

Private Equity	$21,320,867	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	29.1%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	65.4%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	5.5%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.3x	8.2x - 31.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.1x	6.4x - 23.8x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.2%	4.6% - 14.6%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.3x	6.0x - 20.0x	Increase

Growth Equity	$2,678,149	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	8.6%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	37.6%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	2.1%	0.0% - 50.0%	(5)
			Weight Ascribed to Milestones	60.3%	0.0% - 100.0%	(6)
		Scenario Weighting	Base	76.1%	70.0% - 80.0%	Increase
			Downside	4.9%	0.0% - 10.0%	Decrease
			Upside	19.0%	10.0% - 25.0%	Increase

Credit	$5,314,853	Yield Analysis	Yield	8.8%	5.0% - 40.6%	Decrease
			Net Leverage	6.1x	0.3x - 33.6x	Decrease
			EBITDA Multiple	13.8x	0.7x - 33.0x	Increase

Real Assets	$13,292,123

Energy	$1,434,690	Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	29.0%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	71.0%	50.0% - 100.0%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	5.7x	5.7x - 5.7x	Increase
			Enterprise Value/Forward EBITDA Multiple	5.9x	4.5x - 8.8x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	12.8%	10.1% - 15.4%	Decrease
			Average Price Per BOE (8)	$48.63	$44.38 - $58.31	Increase

Level III Assets	Fair Value March 31, 2022		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Infrastructure	$3,880,965		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.0%	5.0% - 5.0%	Decrease
				Weight Ascribed to Market Comparables	1.7%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	69.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	28.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/Forward EBITDA Multiple	11.4x	11.4x - 11.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	6.7%	4.7% - 8.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.1x	10.0x - 13.0x	Increase

Real Estate	$7,976,468		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	18.4%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	72.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	9.2%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.1%	3.6% - 7.4%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.2%	3.8% - 18.0%	Decrease

Equity Method - Other	$984,904		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.5%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	38.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	26.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	34.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.9x	5.7x - 18.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.0x	4.5x - 18.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.2%	6.0% - 17.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.9x	6.0x - 15.0x	Increase

Other Investments	$3,134,926	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	11.1%	10.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	22.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	58.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	18.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.0x	0.8x - 25.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.2x	0.7x - 22.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.4%	6.5% - 100.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.4x	5.5x - 23.1x	Increase

INSURANCE

Corporate fixed maturity securities	$1,620,204		Discounted cash flow	Discount Spread	2.01%	—% - 4.91%	Decrease

Structured securities	$134,475		Discounted cash flow	Discount Spread	3.00%	2.50% - 5.75%	Decrease
				Constant Prepayment Rate	7.31%	5.00% - 15.00%	Increase/Decrease
				Constant Default Rate	1.17%	1.00% - 2.50%	Decrease
				Loss Severity		100%	Decrease

Other investments	$1,445,961		Direct capitalization	Current Capitalization Rate	5.36%	5.11% - 5.61%	Decrease
				Vacancy rate		5.00%	Decrease
			Discounted cash flow	Yield		8.00%	Decrease
				Rate	5.12%	5.00% - 5.25%	Decrease
				Terminal capitalization rate	3.97%	3.70% - 4.25%	Decrease

Level III Assets	Fair Value March 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Funds withheld receivable at interest	$8,196	Discounted cash flow	Duration/Weighted Average Life	9.56 years	0.0 years - 22.6 years	Increase
			Contractholder Persistency	6.39%	3.50% - 17.20%	Increase
			Nonperformance Risk		0.51% - 1.56%	Decrease

Reinsurance recoverable	$1,231,957	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $5.26 and $78.00 per policy, increased by inflation.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
			Cost of capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would take these inputs into account when valuing the investments and debt obligations. "LTM" means last twelve months, and "EBITDA" means earnings before interest, taxes, depreciation and amortization.
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
(8)The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in multiple investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE"), is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 87% liquids and 13% natural gas.
(9)Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other or investments of consolidated CFEs.

Level III Liabilities	Fair Value March 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$64,556	Yield Analysis	Yield	5.8%	3.7% - 7.4%	Decrease

INSURANCE

Policy liabilities	$466,408	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate		0.51% - 1.82%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		3.61% - 6.45%	Increase
			Mortality Rate		3.65% - 8.59%	Increase

Closed block policy liabilities	$1,269,991	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $5.26 and $78.00 per policy, increased by inflation.	Increase
		Nonperformance Risk			0.51% - 1.56%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase

Funds withheld payable at interest	$(1,219,491)	Discounted cash flow	Duration/Weighted Average Life	9.6 years	0.0 years - 18.9 years	Decrease
			Contractholder Persistency	6.39%	3.50% - 17.20%	Decrease
			Nonperformance Risk		0.51% - 1.56%	Decrease

Embedded derivative – indexed universal life products	$512,015	Policy persistency is a significant unobservable input.	Lapse Rate		3.86%	Decrease
			Mortality Rate		0.71%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.58%	Increase
			Nonperformance Risk		0.51% - 1.56%	Decrease

Level III Liabilities	Fair Value March 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Embedded derivative – annuity products	$1,777,832	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.87%		Decrease
			Variable annuity	4.21%	2.32% - 35.02%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	10.67%		Decrease
			Variable annuity		4.09% - 39.60%	Decrease
			Mortality Rate:
			Fixed-indexed annuity	1.99%		Decrease
			Variable annuity		1.36% - 7.38%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.60%		Increase
			Fixed-indexed annuity	2.01%		Increase
			Variable annuity	n/a
			Nonperformance Risk		0.51% - 1.56%	Decrease
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would take these inputs into account when valuing the investments and debt obligations. "LTM" means last twelve months, and "EBITDA" means earnings before interest, taxes, depreciation and amortization.
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

Financial Instruments Not Carried At Fair Value
Asset management financial instruments are primarily measured at fair value on a recurring basis, except as disclosed in Note 17 "Debt Obligations."
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of March 31, 2022 and December 31, 2021:

		Fair Value Hierarchy
As of March 31, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$30,568,779	$—	$—	$30,759,101	$30,759,101
Policy loans	762,460	—	—	759,299	759,299
FHLB common stock and other investments	185,013	—	—	185,013	185,013
Funds withheld receivables at interest	2,958,607	—	2,958,607	—	2,958,607
Cash and cash equivalents	4,590,032	4,590,032	—	—	4,590,032
Restricted cash and cash equivalents	523,503	523,503	—	—	523,503
Total financial assets	$39,588,394	$5,113,535	$2,958,607	$31,703,413	$39,775,555
Financial liabilities:
Insurance
Other contractholder deposit funds	$34,823,758	$—	$32,804,568	$—	$32,804,568
Supplementary contracts without life contingencies	11,765	—	—	11,959	11,959
Funding agreements	2,562,684	—	—	2,515,380	2,515,380
Funds withheld payables at interest	23,001,222	—	23,001,222	—	23,001,222
Debt obligations	2,029,769	—	—	1,923,154	1,923,154
Securities sold under agreements to repurchase	810,535	—	810,535	—	810,535
Total financial liabilities	$63,239,733	$—	$56,616,325	$4,450,493	$61,066,818

		Fair Value Hierarchy
As of December 31, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$28,044,085	$—	$—	$28,645,675	$28,645,675
Policy loans	765,310	—	—	754,530	754,530
FHLB common stock and other investments	171,842	—	—	171,842	171,842
Funds withheld receivables at interest	2,967,708	—	2,967,708	—	2,967,708
Cash and cash equivalents	3,391,934	3,391,934	—	—	3,391,934
Restricted cash and cash equivalents	300,404	300,404	—	—	300,404
Total financial assets	$35,641,283	$3,692,338	$2,967,708	$29,572,047	$36,232,093
Financial liabilities:
Insurance
Other contractholder deposit funds	$30,295,965	$—	$28,419,520	$—	$28,419,520
Supplementary contracts without life contingencies	31,118	—	—	31,311	31,311
Funding agreements	2,566,410	—	—	2,549,494	2,549,494
Funds withheld payables at interest	23,509,744	—	23,509,744	—	23,509,744
Debt obligations	1,908,006	—	—	1,953,631	1,953,631
Securities sold under agreements to repurchase	300,446	—	300,446	—	300,446
Total financial liabilities	$58,611,689	$—	$52,229,710	$4,534,436	$56,764,146

11. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2022	December 31, 2021
Assets
Asset Management
Credit	$696,906	$2,019,229
Investments of Consolidated CFEs	22,014,866	22,076,809
Real Assets	207,543	182,858
Equity Method - Other	1,507,802	1,601,515
Other Investments	169,492	197,675
Total Asset Management	$24,596,609	$26,078,086
Insurance
Mortgage and other loan receivables	$1,007,906	$832,674
Other investments	174,875	147,811
Reinsurance recoverable	1,231,957	1,293,791
Total Insurance	$2,414,738	$2,274,276

Total Assets	$27,011,347	$28,352,362

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$21,213,206	$21,271,084
Total Asset Management	$21,213,206	$21,271,084
Insurance
Policy liabilities	$1,736,399	$1,869,678
Total Insurance	$1,736,399	$1,869,678

Total Liabilities	$22,949,605	$23,140,762

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(37,515)	$(15,834)	$(53,349)
Investments of Consolidated CFEs	2,949	(269,548)	(266,599)
Real Assets	85	24,685	24,770
Equity Method - Other	(16,333)	(45,468)	(61,801)
Other Investments	6,308	(7,685)	(1,377)
Total Asset Management	$(44,506)	$(313,850)	$(358,356)
Insurance
Mortgage and other loan receivables	—	(27,015)	(27,015)
Other investments	—	27,737	27,737
Total Insurance	$—	$722	$722

Total Assets	$(44,506)	$(313,128)	$(357,634)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	(785)	226,058	225,273
Total Asset Management	$(785)	$226,058	$225,273
Insurance
Policy liabilities	—	42,419	42,419
Total Insurance	$—	$42,419	$42,419

Total Liabilities	$(785)	$268,477	$267,692

	Three Months Ended March 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(15,689)	$(18,745)	$(34,434)
Investments of Consolidated CFEs	(2,628)	128,143	125,515
Real Assets	47	727	774
Equity Method - Other	984	229,081	230,065
Other Investments	5,050	7,004	12,054
Total Asset Management	$(12,236)	$346,210	$333,974
Insurance
Mortgage and other loan receivables	—	7,561	7,561
Other investments	—	3,866	3,866
Total Insurance	—	11,427	11,427

Total Assets	$(12,236)	$357,637	$345,401

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(2,048)	$(44,096)	$(46,144)
Total Asset Management	$(2,048)	$(44,096)	$(46,144)
Insurance
Policy liabilities	$—	$(65,834)	$(65,834)
Total Insurance	$—	$(65,834)	$(65,834)

Total Liabilities	$(2,048)	$(109,930)	$(111,978)

12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

	Three Months Ended March 31,
	2022	2021
Balance, as of beginning of period	$447,886	$—
Deferrals	114,935	76,694
Amortized to expense during the period(1)	(9,343)	798
Adjustment for unrealized investment-related losses (gains) during the period	(14,313)	—
Balance, as of end of period	$539,165	$77,492

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

	Three Months Ended March 31,
	2022	2021
Balance, as of beginning of period	$959,263	$1,024,520
Amortized to expense during the period(1)	(17,144)	(12,182)
Balance, as of end of period	$942,119	$1,012,338

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the negative VOBA liability:

	Three Months Ended March 31,
	2022	2021
Balance, as of beginning of period	$1,118,716	$1,273,414
Amortized to expense during the period(1)	(34,220)	(31,862)
Balance, as of end of period	$1,084,496	$1,241,552

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

	Three Months Ended March 31,
	2022	2021
Balance, as of beginning of period	$33,603	$—
Deferrals	16,686	9,575
Amortized to revenue during the period(1)	(5,934)	(2,013)
Adjustment for unrealized investment-related gains during the period	(40,577)	—
Balance, as of end of period	$3,778	$7,562

(1)     These amounts are reported within policy fees in the consolidated statements of operations.

13. REINSURANCE

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

The effects of all reinsurance agreements on the consolidated statement of financial condition were as follows:

	March 31, 2022	December 31, 2021
Policy liabilities:
Direct	$68,444,765	$67,131,818
Assumed	62,631,922	59,388,226
Total policy liabilities	131,076,687	126,520,044
Ceded(1)	(24,625,159)	(25,035,228)
Net policy liabilities	$106,451,528	$101,484,816

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

	As of March 31, 2022			As of December 31, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$8,810	$—	$8,810	$7,911	$—	$7,911
A+	1,977,750	—	1,977,750	1,989,426	—	1,989,426
A	2,571,414	—	2,571,414	2,652,286	—	2,652,286
A-	5,587,142	4,822,173	764,969	5,645,633	5,166,559	479,074
B++	37,176	—	37,176	33,410	—	33,410
B+	1,564	—	1,564	1,122	—	1,122
B	9,290	—	9,290	9,227	—	9,227
B-	1,850	—	1,850	1,274	—	1,274
Not rated(5)	17,430,904	16,959,558	471,346	17,698,613	18,323,795	—
Total	$27,625,900	$21,781,731	$5,844,169	$28,038,902	$23,490,354	$5,173,730

(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $28.1 million and $8.4 million as of March 31, 2022 and December 31, 2021, respectively, held against reinsurance recoverable.
(5)Includes $17.4 billion and $17.7 billion as of March 31, 2022 and December 31, 2021, respectively, associated with cessions to Ivy Re Limited, a Bermuda insurance company and a subsidiary of an investment vehicle that participates in qualifying reinsurance transactions sourced by Global Atlantic.

As of both March 31, 2022 and December 31, 2021, Global Atlantic had $3.0 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2022	2021
Premiums:
Direct	$36,573	$14,175
Assumed(1)	401,515	1,280,753
Ceded	(65,944)	(118,786)
Net premiums	$372,144	$1,176,142
(1)Includes related party activity of $2.7 million for the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Policy fees:
Direct	$240,991	$148,999
Assumed(1)	77,778	52,955
Ceded	(333)	(271)
Net policy fees	$318,436	$201,683

(1)Includes related party activity of $2.1 million for the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Policy benefits and claims:
Direct	$235,604	$182,801
Assumed(1)	604,233	1,467,127
Ceded	(113,777)	(164,610)
Net policy benefits and claims	$726,060	$1,485,318

(1)Includes related party activity of $22.5 million for the three months ended March 31, 2021.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $22.9 billion and $23.4 billion of collateral on behalf of our reinsurers as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, reinsurers held collateral of $1.4 billion and $1.3 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of March 31, 2022 and December 31, 2021, these trusts held in excess of the $58.6 billion and $55.2 billion of assets it is required to hold in order to support reserves of $59.0 billion and $55.8 billion, respectively. Of the cash held in trust, Global Atlantic classified $159.7 million and $149.3 million as restricted as of March 31, 2022 and December 31, 2021, respectively.

14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three months ended March 31, 2022 and 2021, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$(73,770)	$1,644,245
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	17,250
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$(73,770)	$1,661,495

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	592,202,835	576,727,967
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$(0.12)	$2.85

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	592,202,835	576,727,967
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	—	17,337,924
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	26,822,600
Weighted Average Shares of Common Stock Outstanding - Diluted	592,202,835	620,888,491
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$(0.12)	$2.68
(1)    For the three months ended March 31, 2022 the impact of Series C Mandatory Convertible Preferred Stock is excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such shares would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the three months ended March 31, 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $17.3 million of Series C Mandatory Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)    For the three months ended March 31, 2021, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equityholders of KKR Group Partnership, including KKR & Co. Inc. and KKR Holdings pro rata in accordance with their respective ownership interests in KKR Group Partnership. For the three months ended March 31, 2022, all unvested shares of common stock are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested shares of common stock would be anti-dilutive having the effect of decreasing the loss per share of common stock.

The adoption of ASU 2020-06 in 2022 did not result in a material impact to the calculation of the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted. For three months ended March 31, 2021 the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted was unchanged by the adoption of ASU 2020-06, and there was no impact to previously reported amounts.

KKR Holdings Units

For the three months ended March 31, 2022 and 2021 KKR Holdings units have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership.

	Three Months Ended March 31,
	2022	2021
Weighted Average KKR Holdings Units	258,726,163	274,748,078

Market Condition Awards

For the three months ended March 31, 2022 and 2021, 17.0 million and 15.3 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation."

15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2022	December 31, 2021
Asset Management
Unsettled Investment Sales (1)	$200,402	$182,267
Receivables	82,966	81,133
Due from Broker (2)	28,899	365,053
Deferred Tax Assets, net (See Note 18)	95,533	85,770
Interest Receivable	147,124	144,221
Fixed Assets, net (3)	819,069	820,143
Foreign Exchange Contracts and Options (4)	367,079	590,637
Goodwill (5)	83,500	83,500
Derivative Assets	5,294	491
Prepaid Taxes	65,692	93,296
Prepaid Expenses	37,127	29,290
Operating Lease Right of Use Assets (6)	220,458	228,363
Deferred Financing Costs	15,989	17,953
Other	238,582	164,196
Total Asset Management	$2,407,714	$2,886,313
Insurance
Unsettled Investment Sales(1)	$1,613,094	$941,427
Deferred Tax Assets, net	1,536,986	755,876
Derivative Assets	1,024,589	1,295,950
Accrued Investment Income	898,120	817,486
Goodwill (8)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(7)	289,412	293,824
Operating Lease Right of Use Assets(6)	171,344	160,888
Premiums and Other Account Receivables	117,997	86,524
Other	96,576	96,093
Current Income Tax Recoverable	53,161	103,954
Total Insurance	$6,302,775	$5,053,518

Total Other Assets	$8,710,489	$7,939,831
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $153.5 million and $141.6 million as of March 31, 2022 and December 31, 2021, respectively. Depreciation and amortization expense of $12.7 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" for the net changes in fair value associated with these instruments.
(5)As of March 31, 2022, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $12.2 million and $11.5 million for the three months ended March 31, 2022 and 2021, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended March 31, 2022 and 2021, the operating lease cost was $5.9 million and $2.6 million, respectively. Insurance lease right-of-use assets are reported net of $22.2 million and $22.7 million in deferred rent and lease incentives as of March 31, 2022 and December 31, 2021, respectively. The weighted average remaining lease term was 26.9 years and 27.9 years as of March 31, 2022 and December 31, 2021, respectively.
(7)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 16 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.
(8)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million.

Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2022	December 31, 2021
Asset Management
Amounts Payable to Carry Pool (1)	$3,138,465	$3,650,312
Unsettled Investment Purchases (2)	1,138,357	1,315,163
Securities Sold Short (3)	136,128	249,383
Derivative Liabilities	28,077	45,003
Accrued Compensation and Benefits	438,550	210,789
Interest Payable	161,358	162,801
Foreign Exchange Contracts and Options (4)	239,875	319,511
Accounts Payable and Accrued Expenses	170,398	187,564
Taxes Payable	104,796	42,745
Uncertain Tax Positions	54,975	78,226
Unfunded Revolver Commitments	64,556	64,276
Operating Lease Liabilities (5)	223,652	230,995
Deferred Tax Liabilities, net (See Note 18)	791,575	900,436
Other Liabilities	551,024	439,693
Total Asset Management	$7,241,786	$7,896,897

Insurance
Unsettled Investment Purchases(2)	$1,138,365	$395,722
Collateral on Derivative Instruments	894,687	1,086,061
Accrued Expenses	753,160	747,237
Securities Sold Under Agreements to Repurchase	810,535	300,446
Derivative Liabilities	462,202	145,163
Accrued Employee Related Expenses	248,861	280,668
Operating Lease Liabilities(5)	190,855	180,574
Tax Payable to Former Parent Company	64,886	74,423
Interest Payable	32,353	12,930
Accounts and Commissions Payable	15,196	26,054
Other Tax Related Liabilities	4,741	14,288
Total Insurance	$4,615,841	$3,263,566

Total Accrued Expenses and Other Liabilities	$11,857,627	$11,160,463
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.
(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" for the net changes in fair value associated with these instruments.
(5)For Asset Management, operating leases have remaining lease terms that range from approximately 1 year to 14 years, some of which include options to extend the leases for up to 3 years. The weighted average remaining lease terms were 9.4 years and 9.5 years as of March 31, 2022 and December 31, 2021, respectively. The weighted average discount rates were 1.2% and 1.2% as of March 31, 2022 and December 31, 2021, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 7.6 years and 7.8 years as of March 31, 2022 and December 31, 2021, respectively. The weighted average discount rate was 2.9% as of both March 31, 2022 and December 31, 2021.

16. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain variable interest entities ("VIEs") in which it is determined that KKR is the primary beneficiary. The consolidated VIEs are predominately CLOs and certain investment funds sponsored by KKR. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management and performance income. KKR's investment strategies differ for these VIEs; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any. Furthermore, KKR consolidates certain VIEs, which are formed by Global Atlantic to hold investments, including investments in transportation, renewable energy, consumer and other loans and fixed maturity securities.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2022, KKR's commitments to these unconsolidated investment funds were $4.9 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2022. Additionally, Global Atlantic also has unfunded commitments of $23.7 million in relation to other limited partnership interests as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2022	December 31, 2021
Investments - Asset Management	$10,254,226	$11,539,945
Due from (to) Affiliates, net	1,027,639	1,046,210
Maximum Exposure to Loss - Asset Management	$11,281,865	$12,586,155

Other Investment in Partnership - Insurance	$204,984	$190,106
Investment in Renewable Partnerships - Insurance	30,194	30,760
Maximum Exposure to Loss- Insurance	$235,178	$220,866

Total Maximum Exposure to Loss	$11,517,043	$12,807,021

17. DEBT OBLIGATIONS

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

KKR's Asset Management debt obligations consisted of the following:

		March 31, 2022			December 31, 2021
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		728,493	—	—	728,799	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $205.0 million) 0.509% Notes Due 2023	(4)	—	204,706	204,479	—	216,881	216,818
KKR ¥5 billion (or $41.0 million) 0.764% Notes Due 2025	(4)	—	40,661	40,881	—	43,082	43,452
KKR €650 million (or $723.8 million) 1.625% Notes Due 2029	(5)	—	717,092	703,183	—	729,048	776,926
KKR $750 million 3.750% Notes Due 2029	(4)	—	743,555	766,035	—	743,333	825,540
KKR ¥10.3 billion (or $84.5 million) 1.595% Notes Due 2038	(4)	—	83,473	83,191	—	88,505	92,198
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,451	567,543	—	491,153	661,351
KKR $1 billion 5.125% Notes Due 2044 (6)	(4)	—	956,647	1,074,160	—	951,462	1,237,888
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,553	447,275	—	492,486	535,550
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	736,056	658,983	—	735,905	784,650
KKR $750 million 3.250% Notes Due 2051	(4)	—	739,569	629,693	—	739,481	747,900
KKR $500 million 4.625% Notes Due 2061	(5)	—	486,133	439,000	—	486,044	523,200
KFN $500 million 5.500% Notes Due 2032	(2)	—	495,147	466,871	—	495,025	487,779
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,683	108,766	—	118,654	115,535
KFN $70 million 5.400% Notes Due 2033	(2)	—	68,980	64,437	—	68,957	68,532
KFN Issued Junior Subordinated Notes (3)	(2)	—	236,467	186,989	—	236,138	178,335
		2,478,493	6,611,173	6,441,486	2,478,799	6,636,154	7,295,654

Other Debt Obligations(6)		5,685,293	29,501,699	29,501,699	4,941,755	30,033,601	30,033,601

		$8,163,786	$36,112,872	$35,943,185	$7,420,554	$36,669,755	$37,329,255

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
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.6% and 2.6% and the weighted average years to maturity is 14.5 years and 14.8 years as of March 31, 2022 and December 31, 2021, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of March 31, 2022 and December 31, 2021, the borrowing outstanding reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

Asset Management Revolving Credit Facilities

KCM Short-Term Credit Agreement

On April 8, 2022, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the "KCM Borrowers") entered into a 364-day revolving credit agreement (the "KCM Short-Term Credit Agreement”) with Mizuho Bank, Ltd., as administrative agent, and one or more lenders party thereto. The KCM Short-Term Credit Agreement replaces the prior 364-day revolving credit agreement, dated as of April 9, 2021, between the KCM Borrowers and the administrative agent, and one or more lenders party to the KCM Short-Term Agreement, which was terminated according to its terms on April 8, 2022. The KCM Short-Term Credit Agreement provides for revolving borrowings up to $750 million, expires on April 7, 2023, and ranks pari passu with the existing $750 million revolving credit facility provided by them for KKR's capital markets business (the "KCM Credit Agreement").

If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is (i) denominated in U.S. dollars and a term rate, it will be based on the term Secured Overnight Financing Rate (SOFR), (ii) denominated in euros, it will be based on EURIBOR and (iii) denominated in pounds sterling, it will be based on the Sterling Overnight Interbank Average Rate (SONIA), in each case, plus the applicable margin which ranges initially between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.50% and 1.75% depending on the amount and nature of the loan. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

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

Other Asset Management Debt Obligations

As of March 31, 2022, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$5,685,293	$8,288,493	$8,288,493	3.5%	4.4
Debt Obligations of Consolidated CLOs	—	21,213,206	21,213,206	(2)	10.5
	$5,685,293	$29,501,699	$29,501,699

(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.0 billion.
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
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2022, the fair value of the consolidated CLO assets was $23.0 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	March 31, 2022			December 31, 2021
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$800,000	$200,000	$200,000	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	500,100		500,000	539,350
Global Atlantic senior notes, due June 2031		650,000	582,660		650,000	644,800
Global Atlantic subordinated debentures, due October 2051		750,000	710,625		750,000	761,475
		2,100,000	$1,993,385		1,900,000	$1,945,625
Purchase accounting adjustments(1)		45,618			51,050
Debt issuance costs, net of accumulated amortization		(18,413)			(18,675)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(97,436)			(24,369)
		$2,029,769			$1,908,006

(1)The amortization of the purchase accounting adjustments was $5.4 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Debt Covenants

Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2022. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of March 31, 2022.

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
The effective tax rates were (0.3)% and 10.1% for the three months ended March 31, 2022 and 2021. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR's principals or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. As of March 31, 2022, $22.2 million of deferred tax assets are not considered to be more likely than not to be realized prior to the expiration of the related loss carryforwards. For that portion of the total deferred tax asset, a valuation allowance has been recorded.

During the three months ended March 31, 2022, there was a decrease of $21.2 million to KKR’s uncertain tax positions primarily due to the settlement of state tax audits conducted for the years ended 2010 through 2014.

19. EQUITY BASED COMPENSATION
Asset Management

KKR Equity Incentive Plan Awards
For the three months ended March 31, 2022 and 2021 KKR recorded equity based compensation expense of $115.1 million and $64.5 million, respectively. For the three months ended March 31, 2022 and 2021, $2.1 million and $0.2 million of equity based compensation related to our insurance business, respectively.
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of March 31, 2022, 72,237,327 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units ("RSUs") that convert to shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units ("RHUs") through KKR Holdings II L.P. that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions. Vested awards under the Equity Incentive Plans dilute KKR & Co. Inc. common stockholders and KKR Holdings pro rata in accordance with their respective percentage interests in KKR Group Partnership.
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

As of March 31, 2022, there was approximately $576.0 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.7 years.
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2022 through March 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	19,307,041	$41.21
Granted	442,156	65.26
Vested	(22,436)	29.05
Forfeitures	(101,404)	35.66
Balance, March 31, 2022	19,625,357	$41.79
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

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$25.70	$19.87 - $66.80
Closing KKR share price as of valuation date	$42.99	$37.93 - $76.31
Risk Free Rate	0.53%	0.41% - 1.40%
Volatility	28.07%	28.00% - 30.00%
Dividend Yield	1.41%	0.76% - 1.53%
Expected Cost of Equity	10.59%	9.13% - 10.76%

As of March 31, 2022, there was approximately $374.7 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.2 years.
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2022 through March 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	21,370,847	$25.03
Granted	350,000	66.80
Vested	—	—
Forfeitures	—	—
Balance, March 31, 2022	21,720,847	$25.70
As of March 31, 2022, 19.7 million of these Market Condition awards have met their market price based vesting condition.
Co-CEO Awards
On December 9, 2021, the Board of Directors approved grants of 7.5 million RHUs to each of KKR’s Co-Chief Executive Officers that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Co-CEOs Awards"). For both Co-Chief Executive Officers, 20% of the Co-CEOs Awards are eligible to vest at each of the following KKR common stock prices targets: $95.80, $105.80, $115.80, $125.80 and $135.80. The market price based vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. In addition to the market price based vesting conditions, in order for the Co-CEOs Awards to vest, the Co-Chief Executive Officer is required to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability).

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

As of March 31, 2022, there was approximately $689.2 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from April 1, 2022 to December 31, 2026. As of March 31, 2022, none of these Co-CEO awards have met their market price based vesting condition.

KKR Holdings Awards

For the three months ended March 31, 2022 and 2021, KKR recorded equity based compensation expense of $19.8 million and $16.4 million, respectively.
KKR Holdings units are exchangeable for KKR Group Partnership Units and allow for their exchange into common stock of KKR & Co. Inc. on a one-for-one basis. As of March 31, 2022 and 2021, KKR Holdings owned approximately 30.4% or 258,726,163 units and 32.1% or 273,367,712 units, respectively, of outstanding KKR Group Partnership Units. In the past, awards of KKR Holdings units generally had service-based vesting, typically over a three to five-year period from the date of grant, although some historical awards had a percentage of the award vested immediately upon grant. These awards also generally had transfer restrictions which last or had lasted for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, the recipients are also subject to minimum retained ownership rules requiring them to continuously hold 25% of their vested interests. Holders of KKR Holdings units are not entitled to participate in distributions made on KKR Group Partnership Units underlying their KKR Holdings units until such units are vested. As of March 31, 2022, all of the KKR Holdings units (except for less than 0.5% of the outstanding KKR Holdings units) have been granted, and certain Holdings units remain subject to vesting. All of these KKR Holdings units represent KKR Group Partnership units that are already outstanding, and therefore their vesting and allocations as described above do not represent any incremental dilution to KKR.
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
As of March 31, 2022, there was approximately $40.0 million of estimated unrecognized expense, which is expected to be recognized ratably from April 1, 2022 to October 1, 2022.

A summary of the status of unvested awards granted under the KKR Holdings Plan from January 1, 2022 through March 31, 2022 is presented below:

	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,600,000	$21.88
Granted	—	—
Vested	—	—
Forfeitures	—	—
Balance, March 31, 2022	4,600,000	$21.88

Insurance
Global Atlantic recognized $20.6 million and $7.4 million of expense related equity-based compensation and long-term incentive awards for the three months ended March 31, 2022 and 2021, respectively.

No equity-based compensation costs were capitalized during the three months ended March 31, 2022 and 2021, respectively.

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

Global Atlantic recognized $2.1 million and $0.2 million of total equity-based compensation expense for the three months ended March 31, 2022 and 2021 associated with these awards, respectively.

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

An aggregate of 3,020,017 unvested former Global Atlantic restricted share awards having a fair value of $29.47 per share were converted to book value awards at an aggregate grant-date value of $89.0 million. On February 28, 2021, book value awards having an aggregate value of approximately $28.0 million vested as set forth in the former Global Atlantic grant agreements and resulted in a cash payment of $17.0 million to participants, net of applicable tax withholding.

Also in connection with the GA Acquisition, on February 1, 2021, Global Atlantic employees were issued a one-time grant of book value awards having an aggregate initial value of $23.0 million. These one-time book value awards vest over five (5) years, with the first 25% vesting on April 1, 2023 and the remainder vesting 25% annually on April 1 each subsequent year until fully vested, subject to continued employment. Global Atlantic is recording compensation expense over the vesting schedule of the awards, net of an estimated forfeiture rate of 4%.

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

Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value, net of a 4% estimated forfeiture rate. Global Atlantic adjusts expense periodically for changes in book value until the awards are settled or forfeited. Expense recognized on forfeited awards is reversed in the period of forfeiture. The table below presents the activity related to book value awards for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Outstanding amount as of beginning of period	$145,000	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	—	89,000
Granted	20,205	53,969
Forfeited	(874)	(957)
Vested and issued	(39,029)	(30,280)
Outstanding amount as of end of period	$125,302	$111,732
Global Atlantic recognized $18.5 million and $7.2 million of compensation expense for the three months ended March 31, 2022 and 2021 associated with these awards, respectively. As of March 31, 2022 and December 31, 2021, the remaining unamortized compensation expenses of $108.1 million and $99.6 million are expected to be recognized over a remaining average period of 2.65 years and 2.67 years, respectively.

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
On June 24, 2021, Global Atlantic granted approximately 808 incentive units under the GA Equity Incentive Plan. The book value component of the incentive units vests 20% per year on the anniversary of the GA Acquisition Date, as long as the grantee remains then employed, and will be settled in cash. The market value and AUM components of the incentive units cliff vest upon the earlier to occur of (i) the fifth anniversary of the GA Acquisition Date, or (ii) a change of control, and will be settled in a variable number of TGAFG’s non-voting common shares. TGAFG shares issued under the AUM component of the Plan are exchangeable for shares of KKR. Except in the event of termination due to death or disability, generally, unvested market value and AUM amounts are forfeited upon a termination of employment.
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

During the three months ended March 31, 2022, no incentive units were granted to employees and approximately 8 incentive units were forfeited. As of March 31, 2022 and December 31, 2021, there were approximately 823 and 831 incentive units outstanding under the Plan, respectively.

Global Atlantic recorded compensation expense of $17.3 million for the three months ended March 31, 2022 related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities. As of March 31, 2022 and December 31, 2021, there was approximately $97.8 million and $104.1 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 3.84 years and 4.09 years, respectively.

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2022	December 31, 2021
Amounts due from portfolio companies	$188,394	$114,514
Amounts due from unconsolidated investment funds	1,089,180	1,109,769
Due from Affiliates	$1,277,574	$1,224,283
Due to Affiliates consists of:

	March 31, 2022	December 31, 2021
Amounts due to KKR Holdings - tax receivable agreement	$396,127	$399,163
Amounts due to unconsolidated investment funds	61,541	63,559
Due to Affiliates	$457,668	$462,722

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

Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Three Months Ended March 31,
	2022	2021
Asset Management
Management Fees (1)	$624,928	$439,740
Transaction and Monitoring Fees, Net	306,038	135,677
Fee Related Performance Revenues	12,051	10,296
Fee Related Compensation	(212,220)	(131,785)
Other Operating Expenses	(125,875)	(90,161)
Fee Related Earnings	604,922	363,767
Realized Performance Income	609,207	171,309
Realized Performance Income Compensation	(383,635)	(109,986)
Realized Investment Income (2)	349,354	461,273
Realized Investment Income Compensation	(52,403)	(69,191)
Asset Management Segment Operating Earnings	1,127,445	817,172

Insurance
Net Investment Income (1) (2)	862,414	445,898
Net Cost of Insurance	(493,649)	(250,219)
General, Administrative and Other	(146,002)	(75,489)
Pre-tax Insurance Operating Earnings	222,763	120,190
Income Taxes	(34,106)	(16,626)
Net Income Attributable to Noncontrolling Interest	(72,669)	(40,299)
Insurance Segment Operating Earnings	115,988	63,265

Total Segment Operating Earnings	$1,243,433	$880,437

(1) Includes intersegment management fees of $59.0 million and $22.9 million for the three months ended March 31, 2022 and 2021, respectively.
(2) Includes intersegment interest expense and income of $25.8 million for the three months ended March 31, 2022.

	As of
	March 31, 2022	March 31, 2021
Segment Assets:
Asset Management	$31,921,809	$28,247,535
Insurance	167,492,964	131,350,085
Total Segment Assets	$199,414,773	$159,597,620

	Three Months Ended March 31,
Noncash expenses excluded from Segment Operating Earnings	2022	2021
Equity Based Compensation and Other
Asset Management	$113,064	$64,317
Insurance	31,711	7,411
Total Non-cash expenses	$144,775	$71,728

Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended March 31,
	2022	2021

Total GAAP Revenues	$1,004,017	$4,563,006
Impact of Consolidation and Other	213,400	123,448
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	945,743	(2,684,647)
Realized Carried Interest	579,767	165,142
Realized Investment Income	349,354	461,273
Capstone Fees	(15,485)	(20,080)
Expense Reimbursements	(41,303)	(27,729)
Insurance Adjustments:
Net Premiums	(372,144)	(1,176,142)
Policy Fees	(318,436)	(201,683)
Other Income	(34,744)	(18,144)
Investment Gains and Losses	167,102	259,168
Derivative Gains and Losses	286,721	220,581
Total Segment Revenues (1)	$2,763,992	$1,664,193
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended March 31,
	2022	2021

Income (Loss) Before Tax (GAAP)	$1,099,436	$4,354,106
Impact of Consolidation and Other	(1,232,320)	(1,375,375)
Interest Expense	69,460	57,545
Equity-based compensation - KKR Holdings	19,821	16,434
Asset Management Adjustments:
Unrealized Carried Interest	1,290,033	(2,109,018)
Net Unrealized (Gains) Losses	322,269	(1,316,644)
Unrealized Carried Interest Compensation (Carry Pool)	(513,987)	896,907
Strategic Corporate Transaction-Related Charges	19,898	4,875
Equity-based compensation	55,111	49,761
Equity-based compensation - Performance based	57,953	14,556
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	48,735	289,235
Strategic Corporate Transaction-Related Charges	5,007	4,819
Equity-based and Other Compensation	31,711	7,411
Amortization of Acquired Intangibles	4,412	2,451
Income Taxes	(34,106)	(16,626)
Total Segment Operating Earnings	$1,243,433	$880,437

	As of
	March 31, 2022	March 31, 2021
Total GAAP Assets	$266,290,981	$216,445,114
Impact of Consolidation and Reclassifications	(63,737,743)	(54,032,166)
Carry Pool Reclassifications	(3,138,465)	(2,815,328)
Total Segment Assets	$199,414,773	$159,597,620

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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of April 29, 2022, the remaining amount available under the repurchase program was approximately $108 million.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended March 31,
	2022	2021
Shares of common stock repurchased	5,191,174	1,501,558
Equity awards for common stock retired	—	1,325,853

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
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended March 31, 2022
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$32,043,699	$8,430,866	$40,474,565
Net income (loss) attributable to noncontrolling interests (1)	1,206,337	(47,152)	1,159,185
Other comprehensive income (loss), net of tax (2)	(1,291,083)	(629,986)	(1,921,069)
Equity-based and other non-cash compensation	63,571	19,821	83,392
Capital contributions	3,579,591	—	3,579,591
Capital distributions	(1,831,897)	(41,976)	(1,873,873)
Balance at the end of the period	$33,770,218	$7,731,573	$41,501,791

	Three Months Ended March 31, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	1,241,877	1,003,654	2,245,531
Other comprehensive income (loss), net of tax (2)	(581,154)	(298,234)	(879,388)
Exchange of KKR Holdings Units to Common Stock (3)	—	(56,903)	(56,903)
Equity-based and other non-cash compensation	19,882	16,434	36,316
Capital contributions	4,009,967	25	4,009,992
Capital distributions	(987,066)	(40,768)	(1,027,834)
Impact of Acquisition (4)	190,405	—	190,405
Changes in consolidation	(66,488)	—	(66,488)
Balance at the end of the period	$24,398,139	$7,136,590	$31,534,729

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

Net income (loss) attributable to each of KKR & Co. Inc. common stockholders, KKR Holdings and holders of other exchangeable securities, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by them. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings and holders of other exchangeable securities, (ii) the periodic exchange of KKR Holdings units and other exchangeable securities for KR & Co. Inc. common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$1,102,602	$3,915,367
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	(63)	—
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	1,206,337	1,241,877
(-) Series A and B Preferred Stock Dividends	—	8,341
(-) Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	(34,144)	462,930
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$(155,066)	$3,110,829

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$(47,152)	$1,003,654

23. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to renewable energy entities of approximately $81.8 million and $82.5 million as of March 31, 2022 and December 31, 2021 as determined by the hypothetical liquidation book value ("HLBV") method, respectively. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from 2022 to 2027. For the redeemable non-controlling interests outstanding as of both March 31, 2022 and December 31, 2021, the estimated redemption value that would be due at the respective redemption dates is $5.3 million.

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of March 31, 2022, KKR had unfunded commitments consisting of $11.3 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of March 31, 2022, these commitments amounted to $1.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $2.6 billion and $2.0 billion as of March 31, 2022 and December 31, 2021, respectively. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $14.9 million for current expected credit losses as of March 31, 2022.
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

As of March 31, 2022, approximately $400 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2022 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $160 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of March 31, 2022, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $160 million that would be due to KKR. If the investments in all carrying-paying funds were to be liquidated at zero value the clawback obligation would have been approximately $2.7 billion, and KKR would be entitled to seek reimbursement of approximately $1.1 billion of that amount from KKR Associates Holdings L.P. KKR will acquire control of KKR Associates Holdings L.P. when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in the Reorganization Agreement), which is scheduled to occur not later than December 31, 2026, subject to the closing of the mergers contemplated by the Reorganization Agreement and the satisfaction of the other conditions to closing.

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
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, Global Atlantic (Fin) Company ("GA FinCo") is obligated to make annual payments out of available cash, guaranteed by Global Atlantic Financial Group Limited ("GAFG"), to Goldman Sachs over an approximately 25-year period totaling $214 million. As of March 31,

2022, the present value of the remaining amount to be paid is $64.9 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $39.7 million, as of March 31, 2022, with expiration dates between October 2022 to December 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $225.3 million, as of March 31, 2022. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both March 31, 2022 and December 31, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.
Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its then Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. In January 2021, some of the attorneys for the private plaintiffs in the original lawsuit filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. The motion to intervene in the original lawsuit was denied. These "Tier 3" plaintiffs appealed the denial of their motion to intervene but then voluntarily dismissed their appeal on January 31, 2022. In addition, the Kentucky Retirement Systems had commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court ordered that this investigation be completed by May 17, 2021, and the Attorney General was permitted to amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it. On May 24, 2021, the Attorney General filed a First Amended Complaint on behalf of the Commonwealth of Kentucky. This complaint continues to name KKR & Co. L.P. and its then Co-Chief Executive Officers, as defendants, and makes similar allegations against them. KKR and the other defendants moved to dismiss the First Amended Complaint on July 30, 2021. The court held oral argument on these motions to dismiss on December 14, 2021. On July 9, 2021, the individual plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the Attorney General’s lawsuit on behalf of the Commonwealth. On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20th complaint. On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to KKR & Co. Inc. and Prisma Capital Partners LP, the Kentucky state court found that it has personal jurisdiction over KKR & Co. Inc., and this finding is currently being appealed by KKR.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated captive reinsurers. Total fees expensed associated with these financing arrangements were $4.5 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both March 31, 2022 and December 31, 2021, the total capacity of the financing arrangements with third parties was $2.0 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both March 31, 2022 and December 31, 2021.

25. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.155 per share of common stock of KKR & Co. Inc. has been declared and was announced on May 3, 2022. This dividend will be paid on May 31, 2022 to common stockholders of record as of the close of business on May 16, 2022. KKR Holdings will receive its pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and was announced on May 3, 2022 and set aside for payment. This dividend will be paid on June 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on June 1, 2022.

Yen Senior Notes
On April 26, 2022, KKR Group Finance Co. XI LLC, an indirect subsidiary of KKR & Co. Inc., completed the offering of (i) ¥36.4 billion aggregate principal amount of its 1.054% Senior Notes due 2027 (the “2027 Yen Notes”), (ii) ¥4.9 billion aggregate principal amount of its 1.244% Senior Notes due 2029 (the “2029 Yen Notes”), (iii) ¥6.2 billion aggregate principal amount of its 1.437% Senior Notes due 2032 (the “2032 Yen Notes”), (iv) ¥7.5 billion aggregate principal amount of its 1.553% Senior Notes due 2034 (the “2034 Yen Notes”), and (v) ¥5.5 billion aggregate principal amount of its 1.795% Senior Notes due 2037 (the “2037 Yen Notes” and, together with the 2027 Yen Notes, the 2029 Yen Notes, the 2032 Yen Notes and the 2034 Yen Notes, the “Yen Notes”). The Yen Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership. The Yen Notes were issued pursuant to an indenture, dated April 26, 2022, as supplemented by a first supplemental indenture, dated April 26, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022 (our "Annual Report"), including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Business Environment" in this report and our Annual Report and "Risk Factors" in our Annual Report, and our other filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

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
    Our asset management business offers a broad range of investment management services to fund investors around the world. As of March 31, 2022, we manage $479 billion of assets for our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 650 private equity investments in portfolio companies with a total transaction value in excess of $675 billion as of March 31, 2022. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2022, Global Atlantic served approximately three million policyholders.

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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of March 31, 2022, approximately 90% of our AUM consists of capital that is not subject to redemption for at least 8 years from inception and what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "Risks Related to Our Business—AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption, or dividends, and termination" in our Annual Report. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.

Asset Management - Private Markets
    Through our Private Markets business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core equity, growth equity, and impact investments. We also manage and sponsor investment funds and companies that invest capital in real assets, such as infrastructure, real estate, and energy. Our Private Markets business line includes separately managed accounts that invest in multiple strategies, which may include our credit strategies as well as our private equity and real assets strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser, or one of its subsidiaries. As of March 31, 2022, our Private Markets business line had $268.2 billion of AUM, consisting of $152.9 billion in private equity (including growth equity, impact and core investments), $93.8 billion in real assets (including real estate, infrastructure and energy) and $21.5 billion in other related strategies.

    The table below presents information as of March 31, 2022, relating to our current private equity and real asset funds and other vehicles in our Private Markets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2022.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity and Growth Equity Funds
North America Fund XIII	6/2021	6/2027	$18,400	$18,400	3%	$—	$—	$—	$—	$—
Americas Fund XII	1/2017	6/2021	13,500	1,701	6%	12,275	4,712	11,219	23,039	2,183
North America Fund XI	9/2012	1/2017	8,718	425	3%	9,752	17,183	3,453	8,098	920
2006 Fund (4)	9/2006	9/2012	17,642	247	2%	17,309	35,093	1,483	2,371	230
Millennium Fund (4)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund VI	3/2022	3/2028	7,063	7,063	14%	—	—	—	—	—
European Fund V	3/2019	3/2022	6,357	1,637	2%	4,789	732	4,640	6,330	340
European Fund IV	12/2014	3/2019	3,514	66	6%	3,577	4,990	1,838	2,751	173
European Fund III (4)	3/2008	3/2014	5,509	149	5%	5,360	10,604	669	152	(24)
European Fund II (4)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	12,056	4%	2,679	—	2,679	3,060	1
Asian Fund III	4/2017	7/2020	9,000	2,010	6%	7,393	3,671	6,660	13,477	1,217
Asian Fund II	4/2013	4/2017	5,825	34	1%	6,839	5,946	3,794	3,284	(316)
Asian Fund (4)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	22	4
China Growth Fund (4)	11/2010	11/2016	1,010	—	1%	1,010	1,056	330	279	3
Next Generation Technology Growth Fund II	12/2019	12/2025	2,088	597	7%	1,688	259	1,544	2,459	162
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	22%	666	810	359	1,285	101
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,657	4%	132	—	132	139	—
Health Care Strategic Growth Fund	12/2016	5/2021	1,331	429	11%	1,032	196	924	1,384	66
Global Impact Fund	2/2019	3/2022	1,242	485	8%	907	155	813	1,381	106
Private Equity and Growth Equity Funds			136,116	48,960		91,133	116,765	40,647	69,551	5,167

Co-Investment Vehicles and Other	Various	Various	14,236	4,995	Various	9,559	7,289	6,245	9,051	1,318
Core Investment Vehicles	Various	Various	24,237	13,310	31%	11,627	712	11,323	18,825	112

Total Private Equity, Growth Equity and Core Funds			174,589	67,265		112,319	124,766	58,215	97,427	6,597

Real Assets
Energy Income and Growth Fund II	6/2018	3/2022	994	—	20%	1,187	193	1,024	1,393	24
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	932	1,156	880	—
Natural Resources Fund (4)	Various	Various	887	—	Various	887	123	193	63	—
Global Energy Opportunities	Various	Various	915	62	Various	519	166	324	221	—
Global Infrastructure Investors IV	6/2021	6/2027	16,709	16,709	2%	—	—	—	—	10
Global Infrastructure Investors III	6/2018	6/2021	7,176	1,820	4%	5,621	1,175	5,026	5,567	139
Global Infrastructure Investors II	10/2014	6/2018	3,040	124	4%	3,163	4,246	1,281	1,813	53
Global Infrastructure Investors	9/2011	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,792	2,753	7%	1,324	285	1,161	1,291	33
Diversified Core Infrastructure Fund	12/2020	(5)	7,240	4,599	7%	2,649	77	2,641	2,730	—
Real Estate Partners Americas III	12/2020	1/2025	4,253	2,843	5%	1,410	11	1,399	1,703	43
Real Estate Partners Americas II	5/2017	12/2020	1,921	266	8%	1,892	1,994	813	1,226	160
Real Estate Partners Americas	5/2013	5/2017	1,229	139	16%	1,020	1,405	111	61	1
Real Estate Partners Europe II	12/2019	4/2024	2,082	766	10%	1,316	—	1,316	1,618	33
Real Estate Partners Europe	9/2015	12/2019	710	136	10%	652	598	283	364	21
Asia Real Estate Partners	6/2019	6/2023	1,682	1,326	15%	356	3	356	486	11
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950	413	5%	560	91	560	563	10
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	347	1,008	1,034	9
Property Partners Americas	12/2019	(5)	2,463	241	20%	2,222	89	2,222	2,981	32
Co-Investment Vehicles and Other	Various	Various	5,141	754	Various	4,134	1,602	3,618	3,887	14
Total Real Assets			65,328	33,073		32,944	15,565	24,492	27,881	593

Other
Unallocated Commitments (6)			3,011	3,011	Various	—	—	—	—	—

Private Markets Total			$242,928	$103,349		$145,263	$140,331	$82,707	$125,308	$7,190

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
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on March 31, 2022, in the case of uncalled commitments.
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

The table below presents information as of March 31, 2022, relating to the historical performance of certain of our Private Markets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2022, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Markets Investment Funds	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	35,093	2,371	37,464	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	22	8,750	18.9%	13.7%	2.2
European Fund III (2008)	5,509	5,360	10,604	152	10,756	16.5%	11.4%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,056	279	1,335	6.7%	2.6%	1.3
Natural Resources Fund (2010)	887	887	123	63	186	(24.0)%	(25.7)%	0.2
Global Infrastructure Investors (2011)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	9,752	17,183	8,098	25,281	24.3%	19.7%	2.6
Asian Fund II (2013)	5,825	6,839	5,946	3,284	9,230	8.6%	6.8%	1.3
Real Estate Partners Americas (2013)	1,229	1,020	1,405	61	1,466	16.4%	11.6%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	932	880	1,812	(2.9)%	(5.3)%	0.9
Global Infrastructure Investors II (2014)	3,040	3,163	4,246	1,813	6,059	20.1%	17.4%	1.9
European Fund IV (2015)	3,514	3,577	4,990	2,751	7,741	25.3%	19.8%	2.2
Real Estate Partners Europe (2015)	710	652	598	364	962	15.2%	10.6%	1.5
Next Generation Technology Growth Fund (2016)	659	666	810	1,285	2,095	38.9%	33.3%	3.1
Health Care Strategic Growth Fund (2016)	1,331	1,032	196	1,384	1,580	29.1%	18.3%	1.5
Americas Fund XII (2017)	13,500	12,275	4,712	23,039	27,751	40.1%	33.1%	2.3
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	347	1,034	1,381	9.8%	8.5%	1.4
Core Investment Vehicles (2017)	24,237	11,627	712	18,825	19,537	25.8%	24.4%	1.7
Asian Fund III (2017)	9,000	7,393	3,671	13,477	17,148	45.0%	35.9%	2.3
Real Estate Partners Americas II (2017)	1,921	1,892	1,994	1,226	3,220	32.8%	27.4%	1.7
Global Infrastructure Investors III (2018)	7,176	5,621	1,175	5,567	6,742	12.9%	9.1%	1.2
Global Impact Fund (2019)	1,242	907	155	1,381	1,536	50.2%	37.0%	1.7
European Fund V (2019)	6,357	4,789	732	6,330	7,062	36.5%	28.8%	1.5
Energy Income and Growth Fund II (2019)	994	1,187	193	1,393	1,586	27.4%	24.5%	1.3
Asia Real Estate Partners (2019)	1,682	356	3	486	489	44.2%	19.0%	1.4
Next Generation Technology Growth Fund II (2019)	2,088	1,688	259	2,459	2,718	52.7%	41.9%	1.6
Real Estate Credit Opportunity Partners II (2019)	950	560	91	563	654	13.9%	12.5%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	1,324	285	1,291	1,576	27.2%	15.3%	1.2
Asian Fund IV (2020) (3)	14,735	2,679	—	3,060	3,060	—	—	—
Real Estate Partners Americas III (2021) (3)	4,253	1,410	11	1,703	1,714	—	—	—
Real Estate Partners Europe II (2021) (3)	2,082	1,316	—	1,618	1,618	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,789	132	—	139	139	—	—	—
Global Infrastructure Investors IV (2021) (3)	16,709	—	—	—	—	—	—	—
North America Fund XIII (2021) (3)	18,400	—	—	—	—	—	—	—
European Fund VI (2022) (3)	7,063	—	—	—	—	—	—	—
Subtotal - Included Funds	213,203	129,461	140,066	106,438	246,504	17.0%	13.2%	1.9

All Funds	$229,678	$145,936	$190,335	$106,438	$296,773	25.6%	18.9%	2.1

(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are euro-denominated, such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on March 31, 2022, in the case of unfunded commitments.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2022. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
Our credit business invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the Financial Conduct Authority, and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and also registered with the SEC. We also jointly own with a third party FS/KKR Advisor, LLC, which is the investment adviser for FS KKR Capital Corp. (NYSE: FSK), a publicly listed business development company (a “BDC”).

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
Alternative Credit. Our alternative credit strategy consists of our private credit strategies and debt and equity investments sourced by our strategic investments group (“SIG”).
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

•    SIG. Our SIG strategy seeks to pursue investments in corporate credit and asset or real estate-backed credit where market volatility or other investment themes have created the opportunity to generate outsized returns with downside-protected securities. These investments may include stressed or distressed investments (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing, and other event-driven investments in debt or equity.
Performance
The following table presents information regarding the larger leveraged credit strategies managed by KKR from inception to March 31, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	7.12%	6.52%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.68%
Opportunistic Credit (3)	May 2008	11.00%	9.30%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.92%
Bank Loans	Apr 2011	5.22%	4.64%	S&P/LSTA Loan Index (4)	4.16%
High-Yield	Apr 2011	6.43%	5.85%	BoAML HY Master II Index (5)	5.69%
European Leveraged Loans (6)	Sep 2009	4.54%	4.02%	CS Inst West European Leveraged Loan Index (7)	3.54%
European Credit Opportunities (6)	Sept 2007	5.86%	5.00%	S&P European Leveraged Loans (All Loans) (8)	4.06%

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
The following table presents information regarding our credit investment funds where investors are subject to capital commitments from inception to March 31, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Public Markets Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,967	$2,056	$177	$2,231	$2,408	N/A	N/A	N/A	$49
Special Situations Fund II	Dec 2014	3,525	3,241	1,911	2,182	4,093	6.8%	4.9%	1.3	—
Special Situations Fund	Dec 2012	2,274	2,273	1,658	474	2,132	(1.5)%	(3.4)%	0.9	—
Mezzanine Partners	Mar 2010	1,023	990	1,097	203	1,300	9.2%	6.0%	1.3	(20)
Private Credit Opportunities Partners II	Dec 2015	2,245	1,738	621	1,471	2,092	7.2%	5.6%	1.2	—
Lending Partners III	Apr 2017	1,498	741	301	819	1,120	15.8%	13.0%	1.5	29
Lending Partners II	Jun 2014	1,336	1,179	1,149	134	1,283	3.2%	1.8%	1.1	—
Lending Partners	Dec 2011	460	419	451	19	470	3.5%	1.9%	1.1	—
Lending Partners Europe II	Jun 2019	837	467	47	491	538	23.2%	17.1%	1.2	2
Lending Partners Europe	Mar 2015	848	662	375	258	633	(1.5)%	(4.1)%	1.0	—
Other Alternative Credit Vehicles	Various	14,588	6,560	4,696	4,179	8,875	N/A	N/A	N/A	122
All Funds		$31,601	$20,326	$12,483	$12,461	$24,944				$182
(1)Recycled capital is excluded from the amounts invested and realized.
(2)These credit funds utilize third-party financing facilities to provide liquidity to such funds, and in such event IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund. The use of such financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. IRRs measure the aggregate annual compounded returns generated by a fund's investments over a holding period and are calculated taking into account recycled capital. Net IRRs presented are calculated after giving effect to the allocation of realized and unrealized carried interest and the payment of any applicable management fees. Gross IRRs are calculated before giving effect to the allocation of carried interest and the payment of any applicable management fees.
(3)The multiples of invested capital measure the aggregate value generated by a fund's investments in absolute terms. Each multiple of invested capital is calculated by adding together the total realized and unrealized values of a fund's investments and dividing by the total amount of capital invested by the investors. The use of financing facilities generally decreases the amount of invested capital that would otherwise be used to calculate multiples of invested capital, which tends to increase multiples when fair value grows over time and decrease multiples when fair value decreases over time. Such amounts do not give effect to the allocation of any realized and unrealized returns on a fund's investments to the fund's general partner pursuant to a carried interest or the payment of any applicable management fees and are calculated without taking into account recycled capital.

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
Public Markets AUM
    As of March 31, 2022, our Public Markets business line had $210.8 billion of AUM, comprised of $102.2 billion of assets managed in our leveraged credit strategies, $71.3 billion of assets managed in our private credit strategy, and $8.7 billion of assets managed in our SIG strategy, $27.0 billion of assets managed through our hedge fund platform, and $1.6 billion of assets managed in other Public Markets strategies. We manage $96.1 billion of credit investments for our Global Atlantic insurance companies, which are included in the amounts described in the preceding sentence. Our BDC has approximately $17.4 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$77,825	$75,906	0.15% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	22,730	22,730	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	100,555	98,636

Alternative Credit: (3)
Private Credit	57,015	51,520	0.30% - 1.50% (4)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
SIG	8,818	4,517	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Total Alternative Credit	65,833	56,037

Hedge Funds (5)	27,008	27,008	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	17,423	17,423	0.60%	8.00%	7.00%	Indefinite
Total	$210,819	$199,104

(1)Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.
(2)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2022 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2022.
(3)Our alternative credit funds generally have investment periods of two to five years and our newer alternative credit funds generally earn management fees on invested capital throughout their lifecycle.
(4)Lower fees on uninvested capital in certain vehicles.
(5)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(6)Consists of FS KKR Capital Corp. (NYSE: FSK). We report all of the assets under management of this BDC in our AUM and FPAUM.

Asset Management - Capital Markets

Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR's other asset management business lines, and serves our firm, our funds, our portfolio companies and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that may result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above.

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

The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2022.

Holdings by Asset Class (1)

Growth 5%
Energy 5%
Real Estate 14%
Infrastructure 5%
Leveraged Credit 6%
Alternative Credit 5%
Other 5%
Private Equity 24%
Core Private Equity 30%

(1)General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines. Private Equity includes our investments in private equity funds, co-investments alongside such KKR-sponsored private equity funds, certain core equity investments, and other opportunistic investments. Equity investments in other asset classes, such as real estate, special situations and energy appear in these other asset classes. Other Credit consists of certain leveraged credit and specialty finance strategies.

Insurance

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of March 31, 2022, KKR owns a 61.5% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.

Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products to customers and reinsurance solutions to clients across individual and institutional markets. Global Atlantic focuses on target markets that it believes supports issuing products that have attractive risk and return characteristics. These markets allow Global Atlantic to leverage its strength in distribution and to deploy capital opportunistically across market conditions.

Global Atlantic primarily offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Subject to changes in asset values, Global Atlantic's assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2022, Global Atlantic served approximately three million policyholders.

The following table represents Global Atlantic’s new business volumes by business and product for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021(1)
($ in millions)
Individual channel:
Fixed-rate annuities	$1,039	$1,038
Fixed-indexed annuities	904	595
Variable annuities	11	8
Total retirement products	$1,954	$1,641

Life insurance products	$7	$6

Preneed life	$65	$38

Institutional channel:
Block	$2,777	$1,079
Flow & pension risk transfer	1,699	764
Funding agreements	1,100	—
Total institutional channel	$5,576	$1,843
_________________
Note: In Global Atlantic's individual channel, sales of annuities include all money paid into new and existing contracts. Individual channel sales of traditional life products are based on commissionable premium and individual channel sales for preneed life are based on the face amount of insurance. Traditional life sales do not include the recurring premiums that policyholders may pay over time. New business volume from our institutional channel is based on the assets assumed, net of any ceding commission, and is before any retrocession to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic.
(1)For the three month period ended March 31, 2021, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 through March 31, 2021.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of March 31, 2022, separated by reserves originated through its individual and institutional markets.

	Reserves as of March 31, 2022
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity	$22,196,835	$43,022,317	$65,219,152	$(15,416,304)	$49,802,848	47.9%
Fixed-indexed annuity	21,199,795	7,222,995	28,422,790	(3,454,255)	24,968,535	20.9%
Variable annuity	3,086,313	3,715,421	6,801,734	(643,895)	6,157,839	5.0%
Indexed universal life	12,188,443	—	12,188,443	(72,575)	12,115,868	9.0%
Preneed life	2,857,392	—	2,857,392	—	2,857,392	2.1%
Other life insurance(1)	2,039,329	10,361,283	12,400,612	(3,771,018)	8,629,594	9.1%
Funding agreements(2)	2,205,897	4,730,611	6,936,508	—	6,936,508	5.1%
Closed block	—	1,271,351	1,271,351	(1,219,024)	52,327	0.9%
Other corporate(3)	—	48,447	48,447	(48,088)	359	—%
Total reserves	$65,774,004	$70,372,425	$136,146,429	$(24,625,159)	$111,521,270	100.0%

Total general account	$62,976,938	$68,099,749	$131,076,687	$(24,625,159)	$106,451,528	96.3%
Total separate account	2,797,066	2,272,676	5,069,742	—	5,069,742	3.7%
Total reserves	$65,774,004	$70,372,425	$136,146,429	$(24,625,159)	$111,521,270	100.0%
_________________
(1)“Other life products” includes universal life, term and whole life insurance products.
(2)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank borrowings and under our funding-agreement backed-notes program .
(3)“Other corporate” primarily includes accident & health reserves that Global Atlantic assumed as part of a reinsurance transaction in 2009.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of March 31, 2022, reserves sourced through for block, flow and PRT transactions were $51.1 billion, $6.8 billion, and $4.1 billion, respectively.

Business Environment
Economic and Market Conditions
Impact of COVID-19. The outbreak of COVID-19 continues to impact various countries throughout the world. For a description of the impact that COVID-19 had and may in the future have on our business, see "Risk Factors—Risks Related to Our Business—COVID-19 continues to impact the United States and other countries throughout the world, and it has caused and may further cause disruptions to our business and adversely affect our financial results" and "Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition" in our Annual Report.

Economic Conditions. As a global investment firm, we are affected by financial and economic conditions globally. Global and regional economic conditions, including those caused by the COVID-19 pandemic, have substantial impact on our financial condition and results of operations, impacting the values of the investments we make, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments. Financial and economic conditions in the United States, European Union, China, Japan, and other major economies are significant contributors to the global economy.

During the period ended March 31, 2022, the United States showed signs of continued domestic economic momentum, supported by strong consumer demand. Global trade, however, was a headwind for the United States, as exports fell by 5.9% at an annualized rate during the first quarter, hindered by ongoing supply chain tensions (including those due to COVID-19 and the Russian invasion of Ukraine) and more halting demand recoveries in Europe and Asia. Inflation also presented an economic headwind during the period, as it continued to accelerate from already elevated levels, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates. The U.S. Federal Reserve has signaled its intention to tighten monetary conditions in response to higher inflation, and in March 2022 raised interest rates for the first time since December 2018, leading to increased market volatility. The ongoing conflict in Ukraine has also contributed to higher market volatility globally. In the United States, real GDP contracted at a -1.4% seasonally-adjusted annualized rate in the quarter ended March 31, 2022, after expanding at a 6.9% seasonally-adjusted annualized rate in the quarter ended December 31, 2021; the U.S. unemployment rate was 3.6% as of March 31, 2022, down from 3.9% as of December 31, 2021; the U.S. core consumer price index rose 6.5% on a year-over-year basis as of March 31, 2022, up from 5.5% on a year-over-year basis as of December 31, 2021; and the effective federal funds rate set by the U.S. Federal Reserve was 0.3% as of March 31, 2022, up from 0.1% as of December 31, 2021.

During the period ended March 31, 2022, the euro area (also known as the eurozone) economy continued to expand despite headwinds from higher energy prices and the Russian invasion of Ukraine, which are expected to weigh increasingly on the outlook for European economic growth. The economic uncertainty caused by the ongoing conflict in Ukraine is significant. The reliability of future supplies of Russian oil and gas to Europe is under question. Importantly, a sudden disruption of energy flows could spur a contraction in European economic activity. Euro area real GDP rose by 0.2% on a seasonally-adjusted quarter-over-quarter basis in the quarter ended March 31, 2022, down from the 0.3% increase recorded in the quarter ended December 31, 2021. In addition, euro area unemployment was 6.8% as of March 31, 2022, down from 7.0% as of December 31, 2021; euro area core inflation was 2.9% on a year-over-year basis as of March 31, 2022, up from 2.6% on a year-over-year basis as of December 31, 2021; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of March 31, 2022, unchanged from December 31, 2021. As of March 31, 2022, we have no investments in any portfolio companies whose executive headquarters are located in Russia or Ukraine, and we believe that the direct exposure of our investment portfolio to Russia and Ukraine is insignificant.

During the period ended March 31, 2022, the Chinese economy faced serious headwinds from an ongoing slowdown in China’s property sector, as well as from the government’s zero-COVID policies. The government’s measures to contain COVID-19 outbreaks in Chinese cities are likely to weigh on Chinese growth throughout 2022. Furthermore, demand for China’s exports is beginning to slow, as manufacturing recovers in other parts of the world, particularly in areas with higher baseline levels of COVID-19 vaccinations and prior infections. Real GDP in China grew by 1.3% on a seasonally adjusted quarter-over-quarter basis in the quarter ended March 31, 2022, compared to growth of 1.5% reported for the quarter ended December 31, 2021. Estimated core inflation in China was 1.1% on a year-over-year basis as of March 31, 2022, down from 1.2% on a year-over-year basis as of December 31, 2021.

In Japan, the economic recovery from COVID-19 has slowed recently, with higher energy costs and a weaker currency presenting headwinds to GDP growth in the near term. In Japan, real GDP growth for the quarter ended March 31, 2022 is estimated to have been -0.1% on a seasonally-adjusted quarter-over-quarter basis, down from 1.1% in the quarter ended December 31, 2021; core inflation fell to -1.6% on a year-over-year basis as of March 31, 2022, down from -1.3% as of December 31, 2021; and the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2022, unchanged from December 31, 2021.

These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In particular, in response to persistent inflationary pressure and central bank policy designed to combat inflation, short- and medium-term interest rates may rise, which may adversely impact equity and credit markets and in turn both increase volatility in equity and debt markets and reduce economic growth. As noted above, the U.S. Federal Reserve has recently raised interest rates and has indicated that it is prepared to take further action to manage inflation, including raising interest rates further and shrinking the size of its balance sheet. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries’ monetary and fiscal responses to inflationary trends. The Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine, have exacerbated and are likely to further exacerbate these issues and trends. Other key issues include (i) further developments regarding COVID-19, including the spread of variants such as Delta and Omicron, which may prolong the adverse economic impact of the pandemic on the U.S. and global economies, including supply chain disruptions that promote cost inflation for critical goods and labor shortages, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and partisan sentiments in the United States, all of which have potentially global ramifications with regards to policy, (iv) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, stimulus programs and rising levels of debt, (v) increased volatility and/or downturn in equity or credit markets, (vi) unexpected shifts in central banks' monetary policies, and (vii) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report. In addition, the U.S. Congress is proposing (and after the date of this report may propose other) various significant changes in tax law, including significant changes in the way U.S. corporations like ourselves and many of our U.S. portfolio companies are taxed. If enacted, these changes could materially increase the amount of taxes we and our portfolio companies are required to pay. See “Risk Factors—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability” in our Annual Report.

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

In our asset management business, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended March 31, 2022, global equity markets were negative, with the S&P 500 down 4.6% and the MSCI World Index down 5.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 20.6 as of March 31, 2022, increasing from 17.2 as of December 31, 2021. For the period between March 31, 2022 and April 30, 2022, global equity markets were negative, with the S&P 500 down 8.7% and the MSCI World Index down 8.3% on a total return basis including dividends. Equity market volatility as evidenced by VIX, ended at 33.4 as of April 30, 2022, increasing from 20.6 as of March 31, 2022. For a discussion of our valuation methods, see “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” and see also “—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies” in our Annual Report. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.

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

During the quarter ended March 31, 2022, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 24 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 33 basis points. The non-investment grade credit indices were down during the quarter ended March 31, 2022, with the S&P/LSTA Leveraged Loan Index down 0.1% and the BAML US High Yield Index down 4.5%. During the quarter ended March 31, 2022, 10-year government bond yields rose 83 basis points in the United States, rose 64 basis points in the United Kingdom, rose 73 basis points in Germany, rose 1 basis point in China, and rose 15 basis points in Japan. In the period between March 31, 2022 and April 30, 2022, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 19 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 54 basis points. The non-investment grade credit indices were mixed in the period between March 31, 2022 and April 30, 2022, with the S&P/LSTA Leveraged Loan Index up 0.2% and the BAML US High Yield Index down 3.6%. In the period between March 31, 2022 and April 30, 2022, 10-year government bond yields rose 60 basis points in the United States, rose 30 basis points in the United Kingdom, rose 39 basis points in Germany, rose 5 basis points in China, and rose 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see “Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” and “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” in our Annual Report.

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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended March 31, 2022, the euro fell 2.7%, the British pound fell 2.9%, the Japanese yen fell 5.4%, and the Chinese renminbi rose 0.3%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk” in our Annual Report.

LIBOR Transition. On March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act of 2021, was signed into law in the United States. This legislation establishes a uniform benchmark replacement mechanic for financial contracts that mature after June 30, 2023 which do not contain either clearly defined or practicable fallback provisions or are contractually silent on a benchmark replacement rate. The legislation also creates a safe harbor that shields involved parties from liability if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. For a discussion of the LIBOR transition that will impact certain debt obligations, see Note 2 "Summary of Significant Accounting Policies – Adoption of new accounting pronouncements—Reference rate reform" in our financial statements and for a discussion of the risks related to the LIBOR transition, see "Risk Factors – Risks Related to Our Business – Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and requires amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we or our investment funds have held, all of which may result in additional costs or adversely affect our or our funds’ liquidity, results of results of operations and financial condition" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Commodity Markets. Our Private Markets portfolio contains energy real asset investments, and certain of our other Private Markets and Public Markets strategies have investments in or related to the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. As noted above, the actions taken by Russia in the Ukraine starting in February 2022 have also caused volatility in the commodities markets. During the quarter ended March 31, 2022, the 3-year forward price of WTI crude oil increased approximately 16%, and the 3-year forward price of natural gas increased approximately 21%. The 3-year forward price of WTI crude oil increased from approximately $63 per barrel to $73 per barrel, and the 3-year forward price of natural gas increased from approximately $3.13 per mcf to $3.77 per mcf as of December 31, 2021 and March 31, 2022, respectively.

When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In general, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. The reverse is true for upward price movements. However, because we typically use near-term commodity derivative transactions to hedge our exposures, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. In addition, to the extent energy real asset investments are directly held by our balance sheet, price movements can have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses, subject to hedging. However, as of March 31, 2022, energy investments in oil and gas assets made up only approximately 1% of our assets under management, 1% of our total GAAP assets and 1% of our total segment assets. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Conditions
Our operating revenues consist of fees, performance income and investment income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance industry generally, and in certain cases our re-insurance vehicles, as attractive means for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, impact and, through hedge fund partnerships, hedge funds, and insurance. In several of our asset management strategies, our first time funds have begun raising successor funds, and we expect the cost of raising such successor funds to be lower. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, European Fund V, North America Fund XIII, Real Estate Partners Americas III, Real Estate Partners Europe II, Global Infrastructure Investors IV, Next Generation Technology Growth Fund II and Health Care Strategic Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us as well as our participation in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business line, which may earn fees in the syndication of equity or debt. In our insurance business, we deploy capital by investing in assets that are anticipated to generate net investment income in excess of the net cost of insurance. If we are unable to originate or source attractive investments, the success and growth in revenues of our insurance business will be adversely impacted. See “Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

The presentation in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach for the financial statements in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our consolidated results of operations for the three months ended March 31, 2021 are from February 1, 2021 (the closing date of the acquisition) through March 31, 2021.
All the intercompany transactions have been eliminated.

The summary of the significant accounting policies has been organized considering the two-tiered approach described above and includes a section for common accounting policies and an accounting policy section for each of the two tiers when a policy is specific to one of the tiers.

For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K and Note 2 "Summary of Significant Accounting Policies" in our financial statements.

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of March 31, 2022.

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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I and II Preferred, Common Stock as of March 31, 2022 would have been reduced by approximately $2.33 per share, compared to our reported $24.72 per share on such date, and our book value as of March 31, 2022 would have been reduced by approximately $2.26 per adjusted share, compared to our reported book value of $28.45 per adjusted share on such date.
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

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of March 31, 2022.

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

Net investment-related gains
Net investment-related gains primarily consists of (i) realized gains and losses from the disposal of investments, including realized gains and losses on the disposal of investments not related to asset/liability matching strategies (“variable investment income”), (ii) unrealized gains and losses from investments held for trading, real estate investments accounted under investment company accounting, and investments with fair value re-measurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and losses on funds withheld at interest receivable and payable, (iv) unrealized gains and losses from derivatives not designated in an hedging relationship and (v) allowances for credit losses, and other impairments of investments.

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

Amortization of policy acquisition costs
Amortization of policy acquisition costs primarily consist of amortization of value of business acquired and deferred policy acquisition costs.

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

General, administrative and other
General, administrative and other expenses are primarily comprised of employee compensation and benefit expenses, third-party administrator ("TPA") policy servicing fees, administrative and professional services, and other operating expenses.

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
For a further discussion of our income tax policies, see Note 18 "Income Taxes" in our financial statements.
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
•Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings eliminate the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies, and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

The presentation of our consolidated results of operations that follows reflects the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach, where Global Atlantic's insurance business is presented separately from KKR's asset management business. Additionally, for the quarter ended March 31, 2021 the results of Global Atlantic's insurance operations included in our consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through March 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$780,511	$493,311	$287,200
Capital Allocation-Based Income (Loss)	(945,743)	2,684,647	(3,630,390)
	(165,232)	3,177,958	(3,343,190)
Insurance
Net Premiums	372,144	1,176,142	(803,998)
Policy Fees	318,436	201,683	116,753
Net Investment Income	812,605	444,781	367,824
Net Investment-Related Gains (Losses)	(368,680)	(455,702)	87,022
Other Income	34,744	18,144	16,600
	1,169,249	1,385,048	(215,799)
Total Revenues	1,004,017	4,563,006	(3,558,989)

Expenses
Asset Management
Compensation and Benefits	283,672	1,306,797	(1,023,125)
Occupancy and Related Charges	18,149	15,200	2,949
General, Administrative and Other	234,665	166,997	67,668
	536,486	1,488,994	(952,508)
Insurance
Policy Benefits and Claims	726,060	1,485,318	(759,258)
Amortization of Policy Acquisition Costs	(7,733)	(20,478)	12,745
Interest Expense	13,219	10,672	2,547
Insurance Expenses	116,743	52,084	64,659
General, Administrative and Other	167,214	79,955	87,259
	1,015,503	1,607,551	(592,048)
Total Expenses	1,551,989	3,096,545	(1,544,556)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	914,261	2,696,200	(1,781,939)
Dividend Income	662,350	75,746	586,604
Interest Income	352,556	367,455	(14,899)
Interest Expense	(281,759)	(251,756)	(30,003)
Total Investment Income (Loss)	1,647,408	2,887,645	(1,240,237)

Income (Loss) Before Taxes	1,099,436	4,354,106	(3,254,670)

Income Tax Expense (Benefit)	(3,166)	438,739	(441,905)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)

Net Income (Loss)	1,102,602	3,915,367	(2,812,765)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(63)	—	(63)
Net Income (Loss) Attributable to Noncontrolling Interests	1,159,185	2,245,531	(1,086,346)
Net Income (Loss) Attributable to KKR & Co. Inc.	(56,520)	1,669,836	(1,726,356)

Series A Preferred Stock Dividends	—	5,822	(5,822)
Series B Preferred Stock Dividends	—	2,519	(2,519)
Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(73,770)	$1,644,245	$(1,718,015)

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management

Revenues

For the three months ended March 31, 2022 and 2021, revenues consisted of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Management Fees	$398,046	$276,181	$121,865
Fee Credits	(187,745)	(35,398)	(152,347)
Transaction Fees	466,966	165,893	301,073
Monitoring Fees	39,400	35,388	4,012
Incentive Fees	7,057	3,438	3,619
Expense Reimbursements	41,303	27,729	13,574
Consulting Fees	15,484	20,080	(4,596)
Total Fees and Other	780,511	493,311	287,200

Carried Interest	(783,688)	2,140,426	(2,924,114)
General Partner Capital Interest	(162,055)	544,221	(706,276)
Total Capital Allocation-Based Income (Loss)	(945,743)	2,684,647	(3,630,390)

Total Revenues - Asset Management	$(165,232)	$3,177,958	$(3,343,190)

Fees and Other

Total Fees and Other for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily as a result of the increase in transaction fees and management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from North America Fund XIII, Global Infrastructure Investors IV, and Health Care Strategic Growth Fund II, each of which entered its investment period in the second quarter of 2021. These increases were partially offset primarily by a decrease in management fees earned from Americas Fund XII as a result of entering its post-investment period in the second quarter of 2021, which now earns fees based on capital invested rather than capital committed and at a lower fee rate.

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

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the three months ended March 31,2022 was negative primarily due to net depreciation of the underlying investments at certain of our carry earning investment funds, most notably Americas Fund XII and Asian Fund II. Capital Allocation-Based Income (Loss) for the three months ended March 31, 2021 was positive due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, North America Fund XI and 2006 Fund.

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

Investment Income (Loss) - Asset Management

Net Gains (Losses) from Investment Activities

For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.

Net Gains (Losses) from Investment Activities for the three months ended March 31, 2022
The net gains from investment activities for the three months ended March 31, 2022 were comprised of net realized gains of $279.6 million and net unrealized gains of $634.6 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2022, net realized gains related primarily to the sales of our investments in Fiserv Inc. (NASDAQ: FISV) and Söderberg & Partners (financial services sector). Partially offsetting these realized gains were realized losses primarily relating to a real estate equity investment in one of our consolidated US real estate funds and certain investments held in our consolidated SIG funds.
Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2022, net unrealized gains were driven primarily by mark-to-market gains from (i) Crescent Energy Company (NYSE: CRGY), (ii) Viridor Limited (infrastructure), and (iii) investments held in our consolidated real estate equity funds. These unrealized gains were partially offset by mark-to-market losses related to (i) certain investments held in our consolidated CLOs and SIG funds, (ii) OutSystems Holdings S.A (technology sector) and (iii) BridgeBio Pharma, Inc. (NASDAQ: BBIO).
For a discussion of other factors that affected KKR's realized investment income for the three months ended March 31, 2022, see "—Analysis of Asset Management Segment Operating Results."

Net Gains (Losses) from Investment Activities for the three months ended March 31, 2021
The net gains from investment activities for the three months ended March 31, 2021 were comprised of net realized gains of $584.4 million and net unrealized gains of $2,111.8 million.
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2021, net realized gains related primarily to the (i) sale of our investment in Flutter Entertainment PLC (LON: FLTR), (ii) partial sale of our investment in BridgeBio Pharma, Inc., and (iii) sale of our investment in American Equity Investment Life Holding Company (NYSE: AEL). Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated special situations funds.

Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were OutSystems Holdings S.A, PetVet Care Centers, LLC (healthcare sector), and USI, Inc. (financial services sector) and (ii) mark-to-market gains for certain investments held in our consolidated energy funds, special situations funds and CLOs. These unrealized gains were partially offset by (i) mark-to-market losses from our investment in BridgeBio Pharma, Inc. and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.

For a discussion of other factors that affected KKR's realized investment income for the three months ended March 31, 2022, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the three months ended March 31, 2022, the most significant dividends received included approximately $299.0 million from investments held in our consolidated real estate core plus and opportunistic equity funds and $86.6 million from our investment in Exact Group B.V. (technology sector) held in our consolidated core vehicles. During the three months ended March 31, 2021, the most significant dividends received included $26.6 million from investments held in our consolidated real estate funds and a dividend of $17.7 million from our investment in US Foods Holding Corp. (NYSE: USFD), which is held by a consolidated fund.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The decrease in interest income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the deconsolidation of KKR Real Estate Finance Trust Inc. (NYSE: KREF) ("KREF") in the fourth quarter of 2021, partial offset by (i) the impact of closing additional CLOs that are consolidated subsequent to March 31, 2021 and (ii) a higher level of interest income from investments held in certain of our consolidated alternative credit funds, primarily related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the (i) increase in the amount of borrowings outstanding from consolidated funds and other vehicles, (ii) impact of closing additional CLOs that are consolidated subsequent to March 31, 2021, and (iii) the impact of issuances of our senior notes subsequent to March 31, 2021. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expense

The decrease in compensation and benefits expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the reversal of previously recognized accrued carried interest compensation, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation accrued resulting from a higher level of fee revenue and realized performance income in the current period.

General, Administrative and Other

The increase in general, administrative and other expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a higher level of (i) expenses at our consolidated funds and investment vehicles, (ii) strategic corporate transaction-related charges, (iii) expenses reimbursable by our investment funds, (iv) placement fees incurred related to capital raising activities for various private markets funds and (v) professional fees, information technology and other administrative costs in connection with the overall growth of the firm.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance

As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior periods have been excluded for Insurance segment results. For the three month period ended March 31, 2021, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 through March 31, 2021.

Revenues

For the three months ended March 31, 2022, revenues consisted of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Net Premiums	$372,144	$1,176,142	$(803,998)
Policy Fees	318,436	201,683	116,753
Net Investment Income	812,605	444,781	367,824
Net Investment-Related Losses	(368,680)	(455,702)	87,022
Other Income	34,744	18,144	16,600
Total Insurance Revenues	$1,169,249	$1,385,048	$(215,799)

Net Premiums
Net premiums decreased for the three months ended March 31, 2022 as compared to the prior period primarily due to lower initial premiums related to fewer new reinsurance transactions with life contingencies assumed in the three months ended March 31, 2022 as compared to the prior period. These initial premiums are offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the acquisition of Global Atlantic by KKR (the “GA Acquisition”) on February 1, 2021.
Net investment income
Net investment income increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021 and (ii) increased average assets under management due to growth in our Institutional segment assets as a result of new reinsurance transactions and Individual sales.

Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Equity index options	$(223,366)	$104,021	$(327,387)
Funds withheld payable at interest embedded derivatives	1,180,435	313,230	867,205
Funds withheld receivable embedded derivatives	(33,980)	55,883	(89,863)
Equity future contracts	79,796	(69,583)	149,379
Interest rate contracts	(150,176)	(266,731)	116,555
Foreign currency forwards	8,557	1,810	6,747
Credit risk contracts	(1,532)	(36)	(1,496)
Other	—	9,938	(9,938)
Net gains on derivative instruments	859,734	148,532	711,202
Net other investment gains (losses)	(1,228,414)	(604,234)	(624,180)
Net investment-related gains (losses)	$(368,680)	$(455,702)	$87,022

Net losses on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable was primarily driven by the change in fair value of the underlying investments in the funds withheld payable at interest portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes).
The increase in the fair value of equity futures and interest rate contracts were driven primarily by the performance of equity markets and interest rates. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which decreased during the three months ended March 31, 2022, as compared to an increase during the three months ended March 31, 2021, resulting in respectively, a gain, and a loss, on equity futures contracts in the respective periods. Market interest rates increased during both the three months ended March 31, 2022 and the three months ended March 31, 2021, resulting in a loss on interest rate contracts.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which decreased during the three months ended March 31, 2022, as compared to the increase during the three months ended March 31, 2021.
The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during the three months ended March 31, 2022, as compared to the tightening of credit spreads during three months ended March 31, 2021.

Net other investment losses
The components of net other investment losses were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$14,964	$—	$14,964
Realized gains (losses) on equity investments	—	2,243	(2,243)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(243,350)	(45,640)	(197,710)
Credit loss allowances	(29,897)	(219,601)	189,704
Unrealized gains (losses) on fixed maturity securities classified as trading	(1,038,446)	(317,052)	(721,394)
Unrealized gains (losses) on investments classified as trading or accounted under a fair-value option	(2,493)	(12,166)	9,673
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	77,692	—	77,692
Realized gains (losses) on funds withheld at interest payable portfolio	(26,387)	(7,378)	(19,009)
Realized gains (losses) on funds withheld at interest receivable portfolio	25,600	354	25,246
Other	(6,097)	(4,994)	(1,103)
Net other investment gains (losses)	$(1,228,414)	$(604,234)	$(624,180)
The increase in net other investment losses were due to (i) the increase in unrealized losses on fixed maturity securities classified as trading is primarily driven by an increase in interest rates and widening credit spreads in the current period, and (ii) the increase in realized losses on available-for-sale fixed maturity debt securities is primarily due to portfolio rotations in a higher interest rate environment.
Offsetting these losses were (i) a higher credit loss allowance on mortgage and other loan receivables in the prior period primarily due to the recognition of an initial credit loan loss allowance upon the adoption of the current expected credit loss accounting standard concurrent with the GA Acquisition, and (ii) unrealized gains on real estate investments recognized at fair value under investment company accounting.
Other income

Other income increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021 and (ii) increased administration, management and distribution fees earned from an increase in the volume of ceded reinsurance.
Expenses

Policy benefits and claims
Policy benefits and claims decreased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) lower initial reserves related to fewer new reinsurance transactions with life contingencies in the three months ended March 31, 2022 as compared to the prior period, and (ii) a decrease in the value of embedded derivatives in our indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "–Net investment-related losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims). This decrease was offset by (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) an increase in net flows from both individual and institutional channel sales, and (iii) an increase in variable annuity reserves primarily due to lower equity market returns.

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) a decrease in the net benefit (that is, a reduction to expense) from the amortization of the net negative insurance intangibles recognized as part of purchase accounting of the GA Acquisition, as the underlying business runs off, and (ii) growth in our individual markets channel. Offsetting these increases in expense was (i) a decrease of amortization due to realized investment losses and (ii) the impact of one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021.
Interest expense
Interest expense increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) a net increase in debt outstanding due to the issuance of new senior and subordinated notes, partially offset by the pay-down of other debt and (ii) the impact of one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021.
Insurance expenses
Insurance expenses increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased commission expense related to increased sales in our individual market and increased reinsurance transactions and (iii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other expenses increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits-related expenses, (iii) increased professional service fees, (iv) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business, and (v) travel returning to pre-pandemic levels.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)

Income Tax Expense (Benefit)

For the three months ended March 31, 2022, income tax benefit was $3.2 million compared to an income tax expense of $438.7 million in the prior period. In the current period, a deferred tax benefit was generated primarily due to a net operating loss driven by net capital allocation-based losses. Our effective tax rate under GAAP for the three months ended March 31, 2022 was (0.3)%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the three months ended March 31, 2022 relates primarily to net income (loss) attributable to (i) interests of KKR Holdings and other exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2022 decreased compared to the prior period primarily due to (i) a lower level of net income generated during the current period allocable to the holders of the noncontrolling interests in our consolidated funds and (ii) a net loss attributable to interests of KKR Holdings and other exchangeable securities in the current period.

Net Income (Loss) Attributable to KKR & Co. Inc.

    Net Loss attributable to KKR & Co. Inc. for the three months ended March 31, 2022 was primarily due to (i) net capital allocation-based losses partially offset by a higher level of fees and a reversal of previously recognized accrued carried interest compensation as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)

    The following table provides the Condensed Consolidated Statements of Financial Condition on a GAAP basis as of March 31, 2022 and December 31, 2021.

(Amounts in thousands, except per share amounts)
	As of	As of
	March 31, 2022	December 31, 2021

Assets
Asset Management
Cash and Cash Equivalents	$8,324,897	$6,699,668
Investments	88,770,480	88,775,514
Other Assets	3,789,249	4,244,894
	100,884,626	99,720,076
Insurance
Cash and Cash Equivalents	4,590,032	3,391,934
Investments	122,799,871	123,763,675
Other Assets	38,016,452	37,409,755
	165,406,355	164,565,364
Total Assets	$266,290,981	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$36,112,872	$36,669,755
Other Liabilities	7,699,454	8,359,619
	43,812,326	45,029,374
Insurance
Debt Obligations	2,029,769	1,908,006
Other Liabilities	163,151,015	159,208,840
	165,180,784	161,116,846
Total Liabilities	$208,993,110	$206,146,220

Redeemable Noncontrolling Interests	81,793	82,491

Stockholders' Equity
KKR & Co. Inc. Stockholders' Equity - Series A and B Preferred Stock	—	—
KKR & Co. Inc. Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	14,598,495	16,466,372
Noncontrolling Interests	41,501,791	40,474,565
Total Equity	57,216,078	58,056,729
Total Liabilities and Equity	$266,290,981	$264,285,440

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$24.72	$27.64

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $24.72 as of March 31, 2022, down from $27.64 as of December 31, 2021. The decrease was primarily due to the (i) unrealized losses on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income, (ii) repurchases of common stock, (iii) dividends to common stockholders and (iv) net loss attributable to KKR & Co. Inc. common stockholders during the three months ended March 31, 2022.

Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)

The following is a discussion of our consolidated cash flows for the three months ended March 31, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $0.9 billion and $(0.1) billion during the three months ended March 31, 2022 and 2021, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(0.6) billion and $(1.3) billion during the three months ended March 31, 2022 and 2021, respectively, (ii) net realized gains (losses) on asset management investments of $279.6 million and $584.4 million during the three ended March 31, 2022 and 2021, respectively, (iii) change in unrealized gains (losses) on asset management investments of $0.6 billion and $2.1 billion during the three months ended March 31, 2022 and 2021, respectively, (iv) capital allocation-based income (loss) of $(0.9) billion and $2.7 billion during the three months ended March 31, 2022 and 2021, respectively and (v) net realized gains (losses) on insurance operations of $75.0 million and $(441.6) million during the three months ended March 31, 2022 and 2021. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(2.0) billion and $(0.4) billion during the three months ended March 31, 2022 and 2021, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance) of $(2.0) billion and $(.04) billion during the three months ended March 31, 2022 and 2021, (ii) acquisitions, net of cash acquired of $(415.6) million during three months ended March 31, 2021 and (iii) the purchase of fixed assets of $(11.9) million and $(27.7) million during the three months ended March 31, 2022 and 2021, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $4.1 billion and $4.5 billion during the three months ended March 31, 2022 and 2021, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $1.6 billion and $2.1 billion during the three months ended March 31, 2022 and 2021, respectively, (ii) proceeds received net of repayment of debt obligations of $0.03 billion and $1.6 billion during the three months ended March 31, 2022 and 2021, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $2.4 billion and $1.0 billion during three months ended March 31, 2022 and 2021, (iv) common stock dividends of $(85.7) million and $(77.8) million during the three months ended March 31, 2022 and 2021, respectively; (v) net delivery of common stock of $(55.9) million during the three months ended March 31, 2021, respectively; (vi) repurchases of common stock of $(346.7) million and $(71.4) million during the three months ended March 31, 2022 and 2021, respectively; (vii) Series A and B Preferred Stock dividends of $(8.3) million during the three months ended March 31, 2021; (viii) Series C Mandatory Convertible Preferred Stock dividends of $(17.3) million, during the three months ended March 31, 2022 and 2021, respectively; and (ix) private placement share issuance of $38.5 million during three months ended March 31, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a segment basis for the three months ended March 31, 2022 and 2021. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures and Other Terms and Operating Metrics" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

In connection with our acquisition of Global Atlantic on February 1, 2021, management reevaluated the manner in which we manage and assess the performance of our business and allocate resources. As a result, we introduced a new Insurance segment in 2021 and report segment results for two operating and reportable segments: Asset Management and Insurance. See Note 21 "Segment Reporting" in our financial statements.

For the quarter ended March 31, 2021 the results of our Insurance segment are from February 1, 2021 (closing date of the acquisition) through March 31, 2021.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key capital metrics for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Management Fees	$624,928	$439,740	$185,188
Transaction and Monitoring Fees, Net	306,038	135,677	170,361
Fee Related Performance Revenues	12,051	10,296	1,755
Fee Related Compensation	(212,220)	(131,785)	(80,435)
Other Operating Expenses	(125,875)	(90,161)	(35,714)
Fee Related Earnings	604,922	363,767	241,155
Realized Performance Income	609,207	171,309	437,898
Realized Performance Income Compensation	(383,635)	(109,986)	(273,649)
Realized Investment Income	349,354	461,273	(111,919)
Realized Investment Income Compensation	(52,403)	(69,191)	16,788
Asset Management Segment Operating Earnings	$1,127,445	$817,172	$310,273

Management Fees

The following table presents management fees by business line:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Management Fees
Private Markets	$435,997	$286,967	$149,030
Public Markets	188,931	152,773	36,158
Total Management Fees	$624,928	$439,740	$185,188

The increase in Private Markets management fees was primarily due to management fees earned from North America Fund XIII, Global Infrastructure Investors IV, and Health Care Strategic Growth Fund II, each of which entered its investment period in the second quarter of 2021. These increases were partially offset by a decrease in management fees earned by Americas Fund XII and European Fund V as a result of entering their post-investment periods in the second quarter of 2021 and the first quarter of 2022, respectively, and now earns fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Public Markets management fees was primarily attributable to greater overall FPAUM at (i) Global Atlantic, (ii) our opportunistic credit, private credit and dislocation opportunities strategies and (iii) our hedge fund partnership, Marshall Wace.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Markets	$40,686	$22,462	$18,224
Public Markets	10,096	1,030	9,066
Capital Markets	255,256	112,185	143,071
Total Transaction and Monitoring Fees, Net	$306,038	$135,677	$170,361

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number and average size of capital markets transactions for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Overall, we completed 87 capital markets transactions for the three months ended March 31, 2022, of which 11 represented equity offerings and 76 represented debt offerings, as compared to 57 transactions for the three months ended March 31, 2021, of which 11 represented equity offerings and 46 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with our Private Markets and Public Markets business lines as well as from third-party companies. For the three months ended March 31, 2022, approximately 19% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 26% for the three months ended March 31, 2021. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2022, approximately 37% of our transaction fees were generated outside of North America as compared to approximately 32% for the three months ended March 31, 2021. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and market volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Markets and Public Markets business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors.

The increase in Private Markets transaction and monitoring fees, net, was primarily attributable to an increase in net transaction fees. During the three months ended March 31, 2022, there were 28 transaction fee-generating investments that paid an average fee of $7.3 million compared to 19 transaction fee-generating investments that paid an average fee of $2.0 million during the three months ended March 31, 2021. For the three months ended March 31, 2022, approximately 47% of these transaction fees were paid by companies in North America, 31% were paid from companies in the Asia-Pacific region, and 22% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Fee Related Performance Revenues
Private Markets	$2,317	$1,552	$765
Public Markets	9,734	8,744	990
Total Fee Related Performance Revenues	$12,051	$10,296	$1,755

Fee related performance revenues earned in our Private Markets and Public Markets business lines represent realized incentive fees that (i) are measured and received from an investment fund, vehicle or account on a recurring basis, and (ii) do not require the realization of the investments held by the investment fund, vehicle or account. These incentive fees are primarily earned from our BDC and our investment in KKR Real Estate Select Trust Inc. ("KREST"). Fee related performance revenues were higher for the three months ended March 31, 2022 compared to the prior period primarily due to investment performance.

Fee Related Compensation

The increase in fee related compensation for the three months ended March 31, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the three months ended March 31, 2022 compared to the prior period was primarily due to a higher level of (i) professional fees, information technology and other administrative costs in connection with the overall growth of the firm and (ii) placement fees related to capital raising activities.

Fee Related Earnings

The increase in fee related earnings for the three months ended March 31, 2022 compared to the prior period was primarily due to a higher level of management fees and transaction fees, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Realized Performance Income
Private Markets	$603,823	$166,418	$437,405
Public Markets	5,384	4,891	493
Total Realized Performance Income	$609,207	$171,309	$437,898

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Private Markets
Core Investment Vehicles	$262,219	$80,937	$181,282
North America Fund XI	119,942	44,881	75,061
Americas Fund XII	83,016	—	83,016
European Fund IV	68,688	—	68,688
2006 Fund	33,458	19,960	13,498
Co-Investment Vehicles and Other	12,444	15,533	(3,089)
Real Estate Partners Europe	—	3,478	(3,478)
European Fund III	—	353	(353)
Total Realized Carried Interest (1)	579,767	165,142	414,625

Incentive Fees	24,056	1,276	22,780
Total Realized Performance Income	$603,823	$166,418	$437,405

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Public Markets
Total Realized Carried Interest (1)	$—	$—	$—

Incentive Fees	5,384	4,891	493
Total Realized Performance Income	$5,384	$4,891	$493
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Markets business line for the three months ended March 31, 2022 consisted primarily of (i) realized performance income from our core investment vehicles and (ii) realized proceeds from dividends received from our investment in Internet Brands, Inc. (technology sector) and sales of our investments in Hensoldt AG (FRA: HAG) and Resource Environmental Solutions, LLC (energy sector).

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

During the three months ended March 31, 2022 and March 31, 2021, there was no realized carried interest earned in our Public Markets business line.

Incentive fees earned in our Private Markets and Public Markets business lines consist of incentive fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles and (iii) investment management agreements involving third party asset management firm not involving a hedge fund partnership. In Private Markets, the increase in incentive fees for the three months ended March 31, 2022 compared to the prior period was primarily attributable to incentive fees earned this period from certain levered multi-asset investment vehicles.

Realized Performance Income Compensation

The increase in realized performance income compensation for the three months ended March 31, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$76,136	$373,120	$(296,984)
Interest Income and Dividends	273,218	88,153	185,065
Total Realized Investment Income	$349,354	$461,273	$(111,919)
The decrease in realized investment income is primarily due to a lower level of net realized gains partially offset by a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the three months ended March 31, 2022, net realized gains were comprised of realized gains primarily from the sale of our Private Markets investments in Fiserv, Inc. and Hensoldt AG. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss of an alternative credit investment and real estate equity investment.
    For the three months ended March 31, 2021, net realized gains were comprised of realized gains primarily from the partial sales of our Private Markets investments in Flutter Entertainment PLC and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on the sale of an investment in our special situations funds.
    For the three months ended March 31, 2022, interest income and dividends were comprised of (i) $218.9 million of dividend income primarily from levered multi-asset investment vehicles and our investments in Exact Holdings B.V. and Internet Brands, Inc., and (ii) $54.3 million of interest income, primarily from our investments in CLOs.
    For the three months ended March 31, 2021, interest income and dividends were comprised primarily of (i) $44.5 million of dividend income primarily from our investments in Internet Brands, Inc. and US Foods Holding Corp. as well as distributions received from our real estate investments including our investment in KREF and (ii) $43.7 million of interest income primarily from our investments in CLOs. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    We expect realized performance income and realized investment income to be greater than $600 million in the second quarter of 2022 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to March 31, 2022 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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
For the quarter ended March 31, 2022, total fees attributable to KKR Capstone were $15.5 million, total expenses attributable to KKR Capstone were $18.7 million and income taxes and other income attributable to Capstone were $(0.2) million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".

Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended March 31, 2022 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Measures
The following table presents certain key operating and capital metrics as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021	Change
	($ in millions)
Assets Under Management	$479,032	$470,555	$8,477
Fee Paying Assets Under Management	$371,176	$357,389	$13,787
Uncalled Commitments	$114,836	$111,822	$3,014

The following table presents one of our key capital metrics for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in millions)
Capital Invested	$21,376	$6,892	$14,484

Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets AUM from December 31, 2021 to March 31, 2022:

($ in millions)
December 31, 2021	$257,048
New Capital Raised	17,295
Distributions and Other	(4,283)
Change in Value	(1,847)
March 31, 2022	$268,213

AUM for the Private Markets business line was $268.2 billion at March 31, 2022, an increase of $11.2 billion, compared to $257.0 billion at December 31, 2021.

The increase was primarily attributable to new capital raised by Global Atlantic, European Fund VI, and IndiGrid, an asset management firm that KKR owns in India. Partially offsetting these increases were distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI, Americas Fund XII, and European Fund IV and to a lesser extent a decrease in investment value from Americas Fund XII, Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, and Asian Fund II.
For the three months ended March 31, 2022, the value of our traditional private equity investment portfolio decreased 5%. This was comprised of a 26% decrease in share prices of various publicly held or publicly indexed investments and a 3% increase in value of our privately held investments, as discussed further below. See "—Business Environment" for more information about certain factors that impact our business, financial performance, operating results and valuations.

The most significant decreases in share prices of various publicly held or publicly indexed investments were decreases in Applovin Corporation (NASDAQ: APP), Max Healthcare Institute Limited (NSE: MAXHEALTH), and PHC Holdings Corporation (TYO: 6523). These decreases were partially offset by increases in share prices of various publicly held investments, the most significant of which was an increase in Crescent Energy Company, Hensoldt AG and US Foods Holdings Corp. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period.

The most significant increases in value of our privately held investments related to Internet Brands, Inc., Viridor Limited, and Wella Co. (consumer products sector). These increases in value were partially offset by decreases in value relating primarily to Magnetti Marelli (industrial sector), Outsystems Holdings S.A., and Koki Holdings Co., Ltd. (industrial sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and with respect to Internet Brands, an increase in valuation reflecting an agreement to monetize a portion of the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by economic outlook and market environment.

For the three months ended March 31, 2021, the value of our traditional private equity investment portfolio increased 19%. This was comprised of a 21% increase in value of our privately held investments and a 10% increase in share prices of various publicly held or publicly indexed investments.

The most significant increases in value of our privately held investments related to AppLovin Corporation, OneStream Software, LLC (technology sector), and OutSystems Holdings S.A. These increases in value were partially offset by decreases in value relating primarily to Colonial Enterprises, Inc. (infrastructure), Goodpack Limited (packaging sector), and Channel Control Merchants (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables and (iii) transactional activity in the quarter related to new rounds of funding. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held or publicly indexed investments were increases in Max Healthcare Institute Limited, Fiserv, Inc. and Academy Sports & Outdoor Inc. These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which were decreases in BridgeBio Pharma, Inc. and Laureate Education, Inc. (NASDAQ: LAUR).

Certain investments included in our AUM are denominated in currencies other than the U.S. dollar. Those investments expose our AUM to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. We generally seek to reduce these risks by employing hedging transactions in connection with certain investments, including using foreign currency options and foreign exchange forward contracts to reduce exposure to changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated. We do not, however, hedge our currency exposure in all currencies or for all investments. See "Quantitative and Qualitative Disclosures about Market Risk—Exchange Rate Risk" and "Risk Factors—Risks Related to the Assets We Manage—We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Public Markets
The following table reflects the changes in our Public Markets AUM from December 31, 2021 to March 31, 2022:

($ in millions)
December 31, 2021	$213,507
New Capital Raised	8,935
Distributions and Other	(4,280)
Redemptions	(1,933)
Change in Value	(5,410)
March 31, 2022	$210,819
AUM in our Public Markets business line totaled $210.8 billion at March 31, 2022, a decrease of $2.7 billion compared to $213.5 billion at December 31, 2021.

The decrease was primarily attributable to (i) a decline in investment value in assets managed across our credit portfolio, including for Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, (ii) distributions to fund investors at certain liquid and alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised by our hedge fund partnerships, Global Atlantic and across various liquid and alternative credit funds.

Fee Paying Assets Under Management

Private Markets

The following table reflects the changes in our Private Markets FPAUM from December 31, 2021 to March 31, 2022:

($ in millions)
December 31, 2021	$154,855
New Capital Raised	22,907
Distributions and Other	(2,813)
Net Changes in Fee Base of Certain Funds	(1,318)
Change in Value	(1,559)
March 31, 2022	$172,072

FPAUM in our Private Markets business line was $172.1 billion at March 31, 2022, an increase of $17.2 billion, compared to $154.9 billion at December 31, 2021.

The increase was primarily attributable to new capital raised by European Fund VI, Global Atlantic, and IndiGrid, an asset management firm that KKR owns in India. Partially offsetting this increase were (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI, (ii) payments to Global Atlantic policyholders (iii) a decrease in investment value for Global Atlantic under our investment management agreements with Global Atlantic's insurance companies and (iv) net change in fee base of European Fund V as a result of entering its post investment period, during which we earn fees on invested capital rather than committed capital.

Uncalled capital commitments from Private Markets investment funds from which KKR is currently not earning management fees amounted to approximately $28.7 billion at March 31, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur and which may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Public Markets
The following table reflects the changes in our Public Markets FPAUM from December 31, 2021 to March 31, 2022:

($ in millions)
December 31, 2021	$202,534
New Capital Raised	7,445
Distributions and Other	(3,591)
Redemptions	(1,933)
Change in Value	(5,351)
March 31, 2022	$199,104

FPAUM in our Public Markets business line was $199.1 billion at March 31, 2022, a decrease of $3.4 billion, compared to $202.5 billion at December 31, 2021.

The decrease was primarily attributable to (i) a decline in investment value in assets managed across our credit portfolio, including for Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, (ii) distributions to fund investors at certain alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised by our hedge fund partnerships, Global Atlantic and across various liquid and alternative credit funds.

Uncalled capital commitments from Public Markets investment funds from which KKR is currently not earning management fees amounted to approximately $7.3 billion at March 31, 2022. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Markets

As of March 31, 2022, our Private Markets business line had $103.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $101.5 billion as of December 31, 2021. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Public Markets

As of March 31, 2022, our Public Markets business line had $11.4 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.3 billion as of December 31, 2021. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Capital Invested
Private Markets
    For the three months ended March 31, 2022, Private Markets had $13.4 billion of capital invested as compared to $4.0 billion for the three months ended March 31, 2021. The increase was driven primarily by a $6.9 billion increase in capital invested in our real assets strategies and a $2.5 billion increase in capital invested in our private equity strategies (including core and growth equity (including impact) investments). Generally, the portfolio companies acquired through our private equity funds have higher transaction values and result in higher capital invested relative to transactions in our real assets funds. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters. During the three months ended March 31, 2022, 36% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 34% was in the Asia-Pacific region, and 30% was in Europe.
Public Markets
For the three months ended March 31, 2022, Public Markets had $8.0 billion of capital invested as compared to $2.9 billion for the three months ended March 31, 2021. The increase was primarily due to a higher level of (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) capital deployed across our private credit strategies. During the three months ended March 31, 2022, 86% of capital deployed was in transactions in North America, 9% was in Europe, and 5% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Net Investment Income	$862,414	$445,898	$416,516
Net Cost of Insurance	(493,649)	(250,219)	(243,430)
General, Administrative and Other	(146,002)	(75,489)	(70,513)
Pre-tax Insurance Operating Earnings	222,763	120,190	102,573
Income Taxes	(34,106)	(16,626)	(17,480)
Net Income Attributable to Noncontrolling Interests	(72,669)	(40,299)	(32,370)
Insurance Segment Operating Earnings	$115,988	$63,265	$52,723

Insurance segment operating earnings

Insurance segment operating earnings increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, and (ii) higher net investment income resulting from an increase in average assets under management due to growth of the business. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both our individual market and institutional market channels, (ii) corresponding increase in general and administrative expenses and (iii) an increase in income tax expense.

Net investment income

Net investment income increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased average assets under management due to growth in our Institutional segment assets as a result of new reinsurance transactions and new Individual sales, and (iii) increased variable investment income from net realized gains from the sale of real estate investments.
Net cost of insurance
Net cost of insurance increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) growth in our Institutional segment as a result of new reinsurance transactions and (iii) new Individual sales.
General, administrative and other expenses

General and administrative expenses increased for the three months ended March 31, 2022 as compared to the prior period primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits related expenses, (iii) increased professional service fees, (iv) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business, and (v) travel returning to pre-pandemic levels.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits.

Net income (loss) attributable to non-controlling interests

Net income (loss) attributable to non-controlling interests increased for the three months ended March 31, 2022 as compared to the prior period proportional to the increase in insurance segment operating earnings for the comparable period. Net income (loss) attributable to non-controlling interests represent the proportionate interest in the insurance segment operating earnings attributable to rollover and other co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$1,127,445	$817,172	$310,273
Insurance Segment Operating Earnings	115,988	63,265	52,723
Distributable Operating Earnings	1,243,433	880,437	362,996

Interest Expense	(69,460)	(57,545)	(11,915)
Preferred Dividends	—	(8,341)	8,341
Net Income Attributable to Noncontrolling Interests	(7,616)	(3,192)	(4,424)
Income Taxes Paid	(197,842)	(151,120)	(46,722)
After-tax Distributable Earnings	$968,515	$660,239	$308,276

For the quarter ended March 31, 2021 the results of our Insurance Segment above are from February 1, 2021 (closing date of the acquisition) through March 31, 2021.
Distributable Operating Earnings
The increase in distributable operating earnings for the three months ended March 31, 2022 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and Insurance segment operating earnings. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    The increase in interest expense for the three months ended March 31, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries subsequent to March 31, 2021.
Income Taxes Paid
    The increase in income taxes paid for the three months ended March 31, 2022 compared to the prior period was primarily due to the higher level of Asset Management segment operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the three months ended March 31, 2022 compared to the prior period was due primarily to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as described above.

The amount of tax benefit from equity-based compensation included in income taxes paid for the three months ended March 31, 2022 and 2021 was $11.8 million and $43.0 million, respectively, and its inclusion in after-tax distributable earnings had the effect of increasing this measure by 1% and 7%, respectively.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of March 31, 2022 and December 31, 2021:

		As of
		March 31, 2022	December 31, 2021
		($ in thousands)

(+)	Cash and Short-term Investments	$4,830,014	$4,869,203
(+)	Investments	17,987,229	17,763,542
(+)	Net Unrealized Carried Interest (1)	4,194,193	4,967,401
(+)	Other Assets (2)	4,910,373	4,706,108
(+)	Global Atlantic Book Value	3,425,241	3,372,498

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	5,804,287	5,836,267
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	2,583,489	2,697,317
(-)	Other Liabilities	1,020,430	774,711
(-)	Noncontrolling Interests	29,950	33,058

	Book Value	$24,960,377	$25,388,882

	Book Value Per Adjusted Share	$28.45	$28.77
	Adjusted Shares	877,397,862	882,589,036
(1)The following table provides net unrealized carried interest by business line:

	As of
	March 31, 2022	December 31, 2021
	($ in thousands)
Private Markets Business Line	$4,088,533	$4,856,843
Public Markets Business Line	105,660	110,558
Total	$4,194,193	$4,967,401
(2)Other Assets include KKR's ownership interest in FS/KKR Advisor and minority ownership interests in hedge fund partnerships.
Book value per adjusted share decreased (1)% from December 31, 2021. The decrease was primarily attributable to (i) a reduction in net unrealized carried interest from our carried interest eligible investment funds, most notably Americas Fund XII and Asian Fund II, (ii) repurchases of our common stock, and (iii) payment of dividends during the period. Partially offsetting these decreases was the positive impact of our after-tax distributable earnings recognized during the period.
With respect to book value relating to the Asset Management business, for the three months ended March 31, 2022, the value of the Asset Management segment balance sheet portfolio remained flat and KKR's traditional private equity portfolio decreased by 5%. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in the Asset Management segment by asset class as of March 31, 2022. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of March 31, 2022
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Private Equity	$2,074,296	$4,394,266	24.4%
Core Private Equity	2,699,724	5,477,426	30.5%
Growth	299,662	855,865	4.8%
Private Equity, Core & Growth Total	5,073,682	10,727,557	59.6%

Energy	917,409	977,350	5.4%
Real Estate	2,092,721	2,523,561	14.0%
Infrastructure	672,591	838,403	4.7%
Real Assets Total	3,682,721	4,339,314	24.1%

Leveraged Credit	1,079,195	1,049,791	5.8%
Alternative Credit	838,108	979,936	5.4%
Credit Total	1,917,303	2,029,727	11.3%

Other	980,869	890,631	5.0%

Total Investments	$11,654,575	$17,987,229	100.0%

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

	As of March 31, 2022
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
PetVet Care Centers, LLC	$243,211	$1,216,055
USI, Inc.	531,425	1,094,073
Heartland Dental, LLC	320,656	833,705
Fiserv, Inc. (NASDAQ: FISV)	309,988	697,578
Exact Group B.V.	213,362	478,966
Arnott's Biscuits Limited	250,841	452,008
Crescent Energy Company (NYSE: CRGY)	561,818	439,388
1-800 Contacts Inc.	300,178	360,214
Teaching Strategies, LLC	307,162	307,162
Resolution Life Group Holdings, L.P.	262,191	304,136
Roompot B.V.	193,578	258,973
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	231,563	238,625
ERM Worldwide Group Limited	228,710	228,710
Viridor Limited	154,390	226,392
AppLovin Corporation (NASDAQ: APP)	15,495	218,854
GenesisCare Pty Ltd.	177,059	177,059
Veresen Midstream	92,674	154,228
The Bay Clubs Company, LLC	139,001	152,901
Atlantic Aviation FBO Inc.	127,914	145,279
Kokusai Electric Corporation	10,206	143,540
Total Top 20 Investments	$4,671,422	$8,127,846
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of March 31, 2022. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of March 31, 2022, KKR's pro rata interest in Global Atlantic's book value was $3.4 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of March 31, 2022, 96% and 86% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. As of December 31, 2021, 97% and 87% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of March 31, 2022 were Corporate, RMBS and CMBS securities, comprising 31%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 97% and 99% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 39% and 52% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of March 31, 2022. The three largest asset categories in Global Atlantic's available-for-sale fixed-maturity security portfolio as of December 31, 2021 were Corporate, RMBS and CMBS securities, comprising 34%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 99% of Global Atlantic's Corporate, RMBS and

CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 38% and 62% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's AFS fixed maturity portfolio consisting of floating rate assets was 39% and 36% as of March 31, 2022 and December 31, 2021, respectively.
Within the funds withheld receivable at interest portfolio, 96% of the fixed maturity securities were investment grade by NAIC designation as of both March 31, 2022 and December 31, 2021.
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
Substantially all of the AFS fixed maturity securities portfolio, 96% and 97% as of March 31, 2022 and December 31, 2021, respectively, were invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 4% and 3% as of March 31, 2022 and December 31, 2021, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of March 31, 2022 and December 31, 2021, the non-rated AFS fixed-maturity securities include $145.5 million and $118.8 million, respectively, of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of March 31, 2022 and December 31, 2021, 58% and 60%, respectively, of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of both March 31, 2022 and December 31, 2021, 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 95% is rated NRSROs investment grade.
Residential mortgage-backed securities
As of both March 31, 2022 and December 31, 2021, 11% of the AFS fixed maturity securities portfolio was invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.

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
As of March 31, 2022 and December 31, 2021, 94% and 93%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation.
As of March 31, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 33%, 30%, 14% and 12% of the total RMBS portfolio ($7.2 billion), respectively. As of December 31, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 33%, 30%, 14% and 12% of the total RMBS portfolio ($7.7 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of March 31, 2022 and December 31, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $222.9 million and $80.3 million based on NRSRO rating and $22.9 million and $13.5 million based on NAIC ratings, respectively.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of March 31, 2022 and December 31, 2021, 25% and 23%, respectively, of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of both March 31, 2022 and December 31, 2021, 96% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation. 100% of the commercial mortgage loan portfolio is in current status.
As of March 31, 2022, 95% of the residential mortgage loan portfolio is in current status, and approximately $213.1 million is over 90 days past due (representing 2% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 84% of the commercial mortgage loans has a loan-to-value ratio of 70% or less and a 0.2% has loan-to-value ratio over 90%.
Changing economic conditions affect Global Atlantic’s valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that Global Atlantic performs for monitored loans and may contribute to the establishment of (or increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
The weighted average loan-to-value ratio for residential mortgage loans was 66% and 68% as of March 31, 2022 and December 31, 2021, respectively.
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

Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three months ended March 31, 2022 and 2021:
Revenues

	Three Months Ended
	March 31, 2022	March 31, 2021
	($ in thousands)
Total GAAP Revenues	$1,004,017	$4,563,006
Impact of Consolidation and Other	213,400	123,448
Asset Management Adjustments:
Capital Allocation-Based Income (GAAP)	945,743	(2,684,647)
Realized Carried Interest	579,767	165,142
Realized Investment Income	349,354	461,273
Capstone Fees	(15,485)	(20,080)
Expense Reimbursements	(41,303)	(27,729)
Insurance Adjustments:
Net Premiums	(372,144)	(1,176,142)
Policy Fees	(318,436)	(201,683)
Other Income	(34,744)	(18,144)
Investment Gains and Losses	167,102	259,168
Derivative Gains and Losses	286,721	220,581
Total Segment Revenues (1)	$2,763,992	$1,664,193
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended
	March 31, 2022	March 31, 2021
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$(73,770)	$1,644,245
Preferred Stock Dividends	17,250	25,591
Net Income (Loss) Attributable to Noncontrolling Interests	1,159,122	2,245,531
Income Tax Expense (Benefit)	(3,166)	438,739
Income (Loss) Before Tax (GAAP)	$1,099,436	$4,354,106
Impact of Consolidation and Other	(1,239,936)	(1,378,567)
Equity-based Compensation - KKR Holdings	19,821	16,434
Preferred Stock Dividends	—	(8,341)
Income Taxes Paid	(197,842)	(151,120)
Asset Management Adjustments:
Unrealized Carried Interest	1,290,033	(2,109,018)
Net Unrealized (Gains) Losses	322,269	(1,316,644)
Unrealized Carried Interest Compensation (Carry Pool)	(513,987)	896,907
Strategic Corporate Transaction-Related Charges	19,898	4,875
Equity-based Compensation	55,111	49,761
Equity-based Compensation - Performance based	57,953	14,556
Insurance Adjustments:
Net (Gains) Losses from Investments and Derivatives	48,735	289,235
Strategic Corporate Transaction-Related Charges	5,007	4,819
Equity-based and Other Compensation	31,711	7,411
Amortization of Acquired Intangibles	4,412	2,451
Income Taxes	(34,106)	(16,626)
After-tax Distributable Earnings	$968,515	$660,239
Interest Expense	69,460	57,545
Preferred Stock Dividends	—	8,341
Net Income Attributable to Noncontrolling Interests	7,616	3,192
Income Taxes Paid	197,842	151,120
Distributable Operating Earnings	$1,243,433	$880,437
Insurance Segment Operating Earnings	(115,988)	(63,265)
Realized Performance Income	(609,207)	(171,309)
Realized Performance Income Compensation	383,635	109,986
Realized Investment Income	(349,354)	(461,273)
Realized Investment Income Compensation	52,403	69,191
Fee Related Earnings	$604,922	$363,767
Insurance Segment Operating Earnings	115,988	63,265
Realized Performance Income	609,207	171,309
Realized Performance Income Compensation	(383,635)	(109,986)
Realized Investment Income	349,354	461,273
Realized Investment Income Compensation	(52,403)	(69,191)
Depreciation and Amortization	7,565	6,164
Adjusted EBITDA	$1,250,998	$886,601

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	March 31, 2022	December 31, 2021
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$14,598,495	$16,466,372
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other (1)	(997,841)	(1,048,569)
KKR Holdings and Other Exchangeable Securities	7,955,606	8,595,510
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	2,288,325	259,777
Book Value	$24,960,377	$25,388,882
(1)    Includes an adjustment to book value to reflect the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that is expected to occur upon the completion of the mergers contemplated by the Reorganization Agreement. The impact of this adjustment was a reduction to book value of $1,333 million and $1,396 million as of March 31, 2022 and December 31, 2021, respectively.

The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	March 31, 2022	December 31, 2021
GAAP Shares of Common Stock Outstanding	590,472,444	595,663,618
Adjustments:
KKR Holdings Units	258,726,163	258,726,163
Other Exchangeable Securities (1)	1,376,655	1,376,655
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,600	26,822,600
Adjusted Shares (3)	877,397,862	882,589,036

Unvested Shares of Common Stock and Other Exchangeable Securities (4)	39,551,313	39,000,561
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock on March 31, 2022 and December 31, 2021.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. The issuance of common stock of KKR & Co. Inc. pursuant to equity awards under our Equity Incentive Plans dilutes KKR common stockholders and KKR Holdings pro rata in accordance with their respective ownership interests in the KKR business. Excludes market condition awards that did not meet their market-price based vesting conditions as of March 31, 2022 and December 31, 2021.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of March 31, 2022, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, netting holes in excess of $50 million existed at none of our private equity funds. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets.

For a discussion of our debt obligations, including our debt securities, revolving credit agreements and loans, see Note 17 "Debt Obligations" in our financial statements.

Liquidity Needs

We expect that our primary liquidity needs will consist of cash required to:

•continue to support and grow our Asset Management business lines, including funding our capital commitments made to existing and future funds, pay the costs related to fundraising and launching of new strategies, and otherwise supporting investment vehicles which we sponsor

•to grow and expand our businesses generally, including by acquiring or launching new, complementary or adjacent businesses;

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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of March 31, 2022:

Uncalled Commitments
Private Markets	($ in millions)
Core Investment Vehicles	$4,196
European Fund VI	1,000
North America Fund XIII	500
Global Infrastructure Investors IV	464
Asian Fund IV	376
Diversified Core Infrastructure	250
Asia Real Estate Partners	196
Asia Pacific Infrastructure Investors	174
Asian Fund III	144
Real Estate Partners Americas III	143
Health Care Strategic Growth Fund II	137
Americas Fund XII	93
Global Infrastructure Investors III	85
Real Estate Partners Europe II	76
Next Generation Technology Growth Fund II	57
Health Care Strategic Growth Fund	49
European Fund V	42
Global Impact Fund	39
Real Estate Partners Americas II	26
Real Estate Credit Opportunity Partners II	22
Other Private Markets Vehicles	2,051
Total Private Markets Commitments	10,120

Public Markets
Dislocation Opportunities fund	123
Special Situations Fund II	25
Lending Partners Europe II	24
Lending Partners III	13
Private Credit Opportunities Partners II	10
Lending Partners Europe	9
Other Public Markets Vehicles	999
Total Public Markets Commitments	1,203

Total Uncalled Commitments	$11,323

Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of March 31, 2022, these commitments amounted to $1.5 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our capital markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Tax Receivable Agreement
We are required to acquire KKR Group Partnership Units from time to time pursuant to our exchange agreement with KKR Holdings, which is expected to result in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. We have entered into a tax receivable agreement with KKR Holdings, which requires us to pay to KKR Holdings, or to current and former limited partners who have exchanged KKR Holdings units for KKR's common stock as transferees of KKR Group Partnership Units, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we realize as a result of increases in tax basis that arise due to future payments under the tax receivable agreement. As of March 31, 2022, an undiscounted payable of $396.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of March 31, 2022, approximately $60.4 million of cumulative cash payments have been made under the tax receivable agreement.
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

Dividends
A dividend of $0.155 per share of our common stock has been declared and will be paid on May 31, 2022 to holders of record of our common stock as of the close of business on May 16, 2022.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on June 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on June 1, 2022.
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

Other Liquidity Needs
From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our Capital Markets business line to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, certain of our investment funds and KKR have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for violations of bankruptcy remoteness restrictions and for fraud, willful misconduct and other wrongful acts, each in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii) certain investment vehicles we manage or sponsor. KKR has also (i) provided credit support regarding repayment and funding obligations to third party lenders on behalf of certain employees, excluding executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle and (ii) provided credit support to one of our hedge fund partnerships. We have also indemnified employees and non-employees against potential liabilities, in connection with their service as described under "Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors, Officers and Others" in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we have also provided credit support to certain of our subsidiaries' obligations in connection with certain investment vehicles or partnerships that we manage. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. KKR has also agreed to cause various of its general partners to fund their capital commitments to their funds and to be liable for such general partners' compliance with certain covenants, including limitations on their incurrence of certain kinds of indebtedness. We expect to continue to guarantee, from time to time, the obligations of our subsidiaries' funding obligations to our investment vehicles. These include KKR's obligations to fund its capital commitments to various levered multi-asset investment vehicles, which are special purpose entities that invest in various funds and co-investments sponsored by KKR. In addition, we have also agreed for certain of our investment vehicles, including certain levered multi-asset investment vehicles, to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).

The partnership documents governing our carry-paying funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" to our financial statements included elsewhere in this report for further information on KKR's potential clawback obligations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Critical Accounting Estimates
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
For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K and Note 2 "Summary of Significant Accounting Policies" in our financial statements.

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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at March 31, 2022 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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

Across the total Level III private equity investment portfolio (including core equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 50% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2022, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 36%, 51%, and 13%, respectively.
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
Key unobservable inputs that have a significant impact on our Level III valuations as described above are included in Note 10 "Fair Value Measurements" in our financial statements.
Level III Valuation Process
The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For Private Markets investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III investments in Private Markets and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III Private Markets investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments in Public Markets, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2022, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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

Level III investments held by Global Atlantic are valued on the basis of pricing services, reputable broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. As of March 31, 2022, approximately 66% of these investments were priced via external sources, while approximately 34% were valued on the basis of internal models. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of March 31, 2022, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of March 31, 2022, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of March 31, 2022, investments which represented greater than 5% of total non-GAAP investments consisted of PetVet Care Centers, LLC and USI, Inc. valued at $1,216.1 million and $1,094.1 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc., Crescent Energy Company, KREF, and AppLovin Corporation. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change to our market risks during the three months ended March 31, 2022. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
The section entitled "Litigation" appearing in Note 24 "Commitments and Contingencies" to our financial statements included elsewhere in this report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
Other than as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" in this report, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the First Quarter of 2022
    As of April 29, 2022, there is approximately $108 million remaining under KKR's share repurchase program.
    Under our current repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program has been used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through March 31, 2022, KKR has paid approximately $573 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 22.5 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the first quarter of 2022, 5.2 million shares of common stock were repurchased, and no equity awards were retired. From inception of the repurchase program in 2015 through March 31, 2022, we have repurchased or retired a total of approximately 73.5 million shares of common stock under the program at an average price of approximately $26.51 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2022 to January 31, 2022)	2,757,477	$68.45	59,503,848	$301,241
Month #2 (February 1, 2022 to February 28, 2022)	2,103,042	$65.57	61,606,890	$163,349
Month #3 (March 1, 2022 to March 31, 2022)	330,655	$60.49	61,937,545	$143,349
Total through March 31, 2022	5,191,174

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million. On December 27, 2021, KKR announced the increase to the total available amount under the repurchase program to $500 million.

Other Equity Securities
    During the first quarter of 2022, no KKR Group Partnership Units were exchanged by KKR Holdings for shares of our common stock. As of May 3, 2022, limited partners of KKR Holdings have elected to exchange their interests in KKR Holdings representing approximately 0.5 million KKR Group Partnership Units into an equal number of shares of our common stock. This exchange, if it occurs, would result in an increase in our ownership of KKR Group Partnership and a corresponding decrease in the ownership of KKR Group Partnership by KKR Holdings. There can be no assurance that the exchange will occur as requested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
Over the last twelve months ending March 31, 2022, new capital raised totaled approximately $132 billion, which is comprised of $41 billion in private equity (including growth equity, impact and core), $47 billion in real assets, $33 billion in credit and $11 billion in other investment strategies.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
10.1†
364-Day Revolving Credit Agreement, dated as of April 8, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto.

10.2†
Fifth Amendment, dated as of April 8, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020 (with amended and restated credit agreement annexed thereto).

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and March 31, 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 6, 2022