Form 10-Q
period 2022-06-30
KKR & Co. Inc.
filed 2022-08-05
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820
KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-1203639
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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

As of August 4, 2022, there were 859,833,444 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; expansion and growth opportunities and other synergies resulting from acquisitions, reorganizations or strategic partnerships, including the GA Acquisition (as defined below) and the KJRM Acquisition (as defined below); and the timing and completion of certain transactions contemplated by the Reorganization Agreement (as defined below) may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described under the section entitled "Business Environment" in this report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2022 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

For periods between July 1, 2018 and December 31, 2019, references to “common stock” refer to Class A common stock of KKR & Co. Inc., and references to “Series I preferred stock” and “Series II preferred stock” refer to Class B common stock and Class C common stock of KKR & Co. Inc., respectively. Prior to July 1, 2018, KKR & Co. Inc. was a limited partnership named KKR & Co. L.P. References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. KKR Management has approved, and may continue to approve in the future, matters requiring the approval of the holder of the Series I Preferred Stock pursuant to Section 13.04 of KKR & Co. Inc.’s Amended and Restated Certificate of Incorporation. References to our “senior principals” are to our senior employees who hold interests in the Series I preferred stockholder, including Mr. Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to “non-employee operating consultants” for periods prior to January 1, 2020 refer to employees of KKR Capstone Americas LLC and its affiliates (“KKR Capstone”), which were then owned and controlled by their senior management and not subsidiaries or affiliates of KKR.

Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity interests in KKR Group Partnership L.P. ("KKR Group Partnership"), which is the intermediate holding company that owns the entirety of KKR’s business, and are net of amounts that have been allocated to the holders of certain minority interests, including our principals prior to the completion of the Reorganization Mergers (as defined below) and carry pool participants (who are explained further below). References to “KKR Group Partnership” for periods prior to January 1, 2020 refer to KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, which were combined on that date to form KKR Group Partnership. References to a “KKR Group Partnership Unit” refer to (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to prior to January 1, 2020, and (ii) one Class A partner interest in KKR Group Partnership for periods on and after January 1, 2020.

References to “principals” are to current and former employees who held interests in KKR’s business through KKR Holdings L.P. (“KKR Holdings”) prior to the completion of the Reorganization Mergers. References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“KKR Associates Holdings”), in which carry pool participants are limited partners. KKR Associates Holdings is currently not a subsidiary of KKR & Co. Inc.

On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management, KKR Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, some of which were completed on May 31, 2022, and others which will be completed in the future. On May 31, 2022, KKR completed the merger transactions ("Reorganization Mergers") contemplated by the Reorganization Agreement pursuant to which KKR acquired KKR Holdings (which changed its name to KKR Group Holdings L.P.) and all of the KKR Group Partnership Units held by it. In the Reorganization Mergers, among other things, (i) KKR Aubergine Inc. ("New Parent"), a newly formed entity to effect the Reorganization Mergers, became the successor to KKR & Co. Inc. ("Old Parent") and the new parent company of KKR's business, and (ii) New Parent changed its name to KKR & Co. Inc., and Old Parent changed its name to KKR Group Co. Inc. In this report, all references to KKR & Co. Inc. prior to the completion of the Reorganization Mergers relate to Old Parent, and all references to KKR & Co. Inc. after the completion of the Reorganization Mergers relate to New Parent. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in our Annual Report. For more information about the Reorganization Mergers, see note 1 "Organization" to the financial statements included in this Quarterly Report on Form 10-Q.

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

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and our business development company ("BDC"), unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.

Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock are convertible, and (iii) shares of common stock issuable pursuant to certain equity awards actually granted pursuant to the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") or the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, our "Equity Incentive Plans"). Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

“Exchangeable securities” refers to securities representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. As of the date of this report, our only outstanding exchangeable securities are vested equity awards from our 2019 Equity Incentive Plan called restricted holdings units (“RHUs”), which involve KKR Holdings II L.P. KKR Holdings II L.P. is a subsidiary of KKR & Co. Inc. that owns approximately 0.3% of the outstanding KKR Group Partnership Units as of June 30, 2022. For more information, see Note 19 "Equity Based Compensation—Asset Management—KKR Equity Incentive Plan Awards."

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2022	December 31, 2021
Assets
Asset Management
Cash and Cash Equivalents	$6,720,983	$6,699,668
Restricted Cash and Cash Equivalents	170,374	134,298
Investments	88,191,528	88,775,514
Due from Affiliates	1,551,889	1,224,283
Other Assets	4,798,529	2,886,313
	101,433,303	99,720,076
Insurance
Cash and Cash Equivalents	$5,130,193	$3,391,934
Restricted Cash and Cash Equivalents	350,699	300,404
Investments	119,507,782	123,763,675
Reinsurance Recoverable	26,224,818	25,062,256
Insurance Intangible Assets	1,548,907	1,407,149
Other Assets	7,516,763	5,053,518
Separate Account Assets	4,362,633	5,586,428
	164,641,795	164,565,364
Total Assets	$266,075,098	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$37,177,474	$36,669,755
Due to Affiliates	444,194	462,722
Accrued Expenses and Other Liabilities	7,461,253	7,896,897
	45,082,921	45,029,374
Insurance
Policy Liabilities	$133,747,480	$126,520,044
Debt Obligations	1,975,473	1,908,006
Funds Withheld Payable at Interest	22,090,096	23,460,253
Accrued Expenses and Other Liabilities	5,541,784	3,263,566
Reinsurance Liabilities	456,320	378,549
Separate Account Liabilities	4,362,633	5,586,428
	168,173,786	161,116,846
Total Liabilities	213,256,707	206,146,220

	June 30, 2022	December 31, 2021

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests	$81,167	$82,491

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 22,999,974 and 23,000,000 shares, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	$1,115,792	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 258,726,163 shares issued and outstanding as of December 31, 2021. (See Note 1)	—	2,587
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 859,833,444 and 595,663,618 shares, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	8,598	5,957
Additional Paid-In Capital	15,948,026	8,997,435
Retained Earnings	6,590,883	7,670,182
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(4,590,616)	(209,789)
Total KKR & Co. Inc. Stockholders' Equity	19,072,683	17,582,164
Noncontrolling Interests (See Note 22)	33,664,541	40,474,565
Total Equity	52,737,224	58,056,729
Total Liabilities and Equity	$266,075,098	$264,285,440

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of June 30, 2022 and December 31, 2021, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.

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

	June 30, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$679,770	$1,835,057	$—	$2,514,827
Restricted Cash and Cash Equivalents	—	103,254	—	103,254
Investments	21,817,361	50,314,068	—	72,131,429
Other Assets	204,726	495,711	—	700,437
	22,701,857	52,748,090	—	75,449,947
Insurance
Cash and Cash Equivalents	—	—	1,411,315	1,411,315
Investments	—	—	23,780,857	23,780,857
Accrued Investment Income	—	—	182,646	182,646
Other Assets	—	—	1,754,490	1,754,490
	—	—	27,129,308	27,129,308
Total Assets	$22,701,857	$52,748,090	$27,129,308	$102,579,255

Liabilities
Asset Management
Debt Obligations	$21,091,977	$5,574,277	$—	$26,666,254
Accrued Expenses and Other Liabilities	865,917	250,270	—	1,116,187
	21,957,894	5,824,547	—	27,782,441
Insurance
Accrued Expenses and Other Liabilities	—	—	1,226,966	1,226,966
Total Liabilities	$21,957,894	$5,824,547	$1,226,966	$29,009,407

	December 31, 2021
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,215,992	$1,085,958	$—	$2,301,950
Restricted Cash and Cash Equivalents	—	90,255	—	90,255
Investments	22,076,809	46,780,595	—	68,857,404
Other Assets	173,329	641,946	—	815,275
	23,466,130	48,598,754	—	72,064,884
Insurance
Cash and Cash Equivalents	—	—	1,406,974	1,406,974
Investments	—	—	20,043,016	20,043,016
Accrued Investment Income	—	—	100,693	100,693
Other Assets	—	—	506,777	506,777
	—	—	22,057,460	22,057,460
Total Assets	$23,466,130	$48,598,754	$22,057,460	$94,122,344

Liabilities
Asset Management
Debt Obligations	$21,271,084	$6,291,292	$—	$27,562,376
Accrued Expenses and Other Liabilities	1,367,778	691,288	—	2,059,066
	22,638,862	6,982,580	—	29,621,442
Insurance
Accrued Expenses and Other Liabilities	—	—	594,946	594,946
Total Liabilities	$22,638,862	$6,982,580	$594,946	$30,216,388

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022		2021
Revenues
Asset Management
Fees and Other	$615,264	$675,526		$1,395,775		$1,168,837
Capital Allocation-Based Income (Loss)	(923,474)	1,525,393		(1,869,217)		4,210,040
	(308,210)	2,200,919		(473,442)		5,378,877
Insurance
Net Premiums	(225,502)	(452,133)		146,642		724,009
Policy Fees	325,707	312,262		644,143		513,945
Net Investment Income	931,889	716,497		1,744,494		1,161,278
Net Investment-Related Gains (Losses)	(426,326)	326,558		(795,006)		(129,144)
Other Income	32,512	32,078		67,256		50,222
	638,280	935,262		1,807,529		2,320,310
Total Revenues	330,070	3,136,181		1,334,087		7,699,187

Expenses
Asset Management
Compensation and Benefits	250,876	1,099,423		534,548		2,406,220
Occupancy and Related Charges	18,861	18,651		37,010		33,851
General, Administrative and Other	253,832	237,296		488,497		404,293
	523,569	1,355,370		1,060,055		2,844,364
Insurance
Net Policy Benefits and Claims	(45,407)	411,199		680,653		1,896,517
Amortization of Policy Acquisition Costs	13,204	(20,031)		5,471		(40,509)
Interest Expense	18,970	11,373		32,189		22,045
Insurance Expenses	131,065	100,973		247,808		153,057
General, Administrative and Other	170,892	132,828		338,106		212,783
	288,724	636,342	—	1,304,227	—	2,243,893
Total Expenses	812,293	1,991,712	—	2,364,282	—	5,088,257

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(1,885,469)	3,220,053		(971,208)		5,916,253
Dividend Income	147,355	125,821		809,705		201,567
Interest Income	391,549	381,254		744,105		748,709
Interest Expense	(328,726)	(265,056)		(610,485)		(516,812)
Total Investment Income (Loss)	(1,675,291)	3,462,072		(27,883)		6,349,717

Income (Loss) Before Taxes	(2,157,514)	4,606,541		(1,058,078)		8,960,647

Income Tax Expense (Benefit)	(153,104)	343,667		(156,270)		782,406

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income (Loss)	(2,004,410)	4,262,874	(901,808)	8,178,241
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	8	1,337	(55)	1,337
Net Income (Loss) Attributable to Noncontrolling Interests	(1,193,734)	2,946,262	(34,549)	5,191,793
Net Income (Loss) Attributable to KKR & Co. Inc.	(810,684)	1,315,275	(867,204)	2,985,111

Series A Preferred Stock Dividends	—	17,834	—	23,656
Series B Preferred Stock Dividends	—	2,519	—	5,038
Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	34,500	34,500

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(827,934)	$1,277,672	$(901,704)	$2,921,917

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$(1.22)	$2.19	$(1.42)	$5.04
Diluted	$(1.22)	$2.05	$(1.42)	$4.73
Weighted Average Shares of Common Stock Outstanding
Basic	680,747,047	582,398,367	636,719,538	579,578,831
Diluted	680,747,047	630,390,360	636,719,538	625,668,629

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(2,004,410)	$4,262,874	$(901,808)	$8,178,241

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(3,422,234)	1,293,984	(6,761,445)	(196,305)

Foreign Currency Translation Adjustments	(119,373)	3,765	(141,654)	(11,492)

Comprehensive Income (Loss)	(5,546,017)	5,560,623	(7,804,907)	7,970,444

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	8	1,337	(55)	1,337
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(2,965,878)	3,702,466	(3,727,762)	5,068,609

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(2,580,147)	$1,856,820	$(4,077,090)	$2,900,498

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	23,000,000	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	(26)	—	(26)
End of Period	1,115,792	22,999,974	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,587	258,726,163	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	(2,582)	(258,259,143)	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	(5)	(467,020)	(5)	(467,020)
End of Period	—	—	—	—
Common Stock
Beginning of Period	5,905	590,472,444	5,957	595,663,618
Exchange of KKR Holdings Units	5	467,020	5	467,020
Holdings Merger (See Note 1)	2,667	266,759,143	2,667	266,759,143
Net Delivery of Common Stock	21	2,134,807	21	2,134,807
Conversion of Series C Mandatory Convertible Preferred Stock	—	30	—	30
Repurchases of Common Stock	—	—	(52)	(5,191,174)
End of Period	8,598	859,833,444	8,598	859,833,444
Additional Paid-In Capital
Beginning of Period	8,729,544		8,997,435
Exchange of KKR Holdings Units	14,811		14,811
Holdings Merger (See Note 1)	8,131,679		8,131,679
Tax Effects - Holdings Merger and Other (See Note 1)	(1,092,750)		(1,065,970)
Net Delivery of Common Stock	(34,895)		(34,895)
Repurchases of Common Stock	—		(346,599)
Equity-Based Compensation	47,800		99,728
Change in KKR & Co. Inc.'s Ownership Interest	151,837		151,837
End of Period	15,948,026		15,948,026
Retained Earnings
Beginning of Period	7,510,671		7,670,182
Net Income (Loss) Attributable to KKR & Co. Inc.	(810,684)		(867,204)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $1.50 per share for the three and six months ended June 30, 2022, respectively)	(17,250)		(34,500)
Common Stock Dividends ($0.155 and $0.30 per share for the three and six months ended June 30, 2022, respectively)	(91,854)		(177,595)
End of Period	6,590,883		6,590,883
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(1,650,212)		(209,789)
Other Comprehensive Income (Loss)	(1,769,463)		(3,209,886)
Exchange of KKR Holdings Units	(1,946)		(1,946)
Holdings Merger (See Note 1)	(1,172,442)		(1,172,442)
Change in KKR & Co. Inc.'s Ownership Interest	3,447		3,447
End of Period	(4,590,616)		(4,590,616)
Total KKR & Co. Inc. Stockholders' Equity	19,072,683		19,072,683
Noncontrolling Interests (See Note 22)	33,664,541		33,664,541
Total Equity	$52,737,224		$52,737,224

Redeemable Noncontrolling Interests (See Note 23)	$81,167		$81,167

See notes to financial statements.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000	$482,554	20,000,000
Redemption of Series A Preferred Stock	(332,988)	(13,800,000)	(332,988)	(13,800,000)
End of Period	149,566	6,200,000	149,566	6,200,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,733	273,367,712	2,756	275,626,493
Cancellation of Series II Preferred Stock	(23)	(2,339,961)	(46)	(4,598,742)
End of Period	2,710	271,027,751	2,710	271,027,751
Common Stock
Beginning of Period	5,783	578,269,039	5,729	572,893,738
Private Placement Share Issuance	—	—	9	964,871
Exchange of KKR Holdings Units	23	2,339,961	46	4,598,742
Net Delivery of Common Stock	36	3,591,930	73	7,249,400
Clawback of Transfer Restricted Shares	—	(3,520)	—	(7,783)
Repurchases of Common Stock	(12)	(1,166,437)	(27)	(2,667,995)
End of Period	5,830	583,030,973	5,830	583,030,973
Additional Paid-In Capital
Beginning of Period	8,708,339		8,687,817
Private Placement Share Issuance	—		38,454
Exchange of KKR Holdings Units	66,687		125,188
Tax Effects - Exchange of KKR Holdings Units and Other	(212)		4,415
Net Delivery of Common Stock	(51,077)		(106,987)
Repurchases of Common Stock	(64,552)		(135,903)
Equity-Based Compensation	41,039		87,240
End of Period	8,700,224		8,700,224
Retained Earnings
Beginning of Period	5,007,223		3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	1,315,275		2,985,111
Series A Preferred Stock Dividends ($0.421875 and $0.843750 per share for the three and six months ended June 30, 2021, respectively)	(5,822)		(11,644)
Redemption of Series A Preferred Stock	(12,012)		(12,012)
Series B Preferred Stock Dividends ($0.406250 and $0.812500 per share for the three and six months ended June 30, 2021, respectively)	(2,519)		(5,038)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $1.50 per share for the three and six months ended June 30, 2021, respectively)	(17,250)		(34,500)
Common Stock Dividends ($0.145 and $0.280 per share for the three and six months ended June 30, 2021, respectively)	(84,310)		(162,114)
End of Period	6,200,585		6,200,585
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(646,368)		(18,612)
Other Comprehensive Income (Loss)	541,545		(84,613)
Exchange of KKR Holdings Units	(1,525)		(3,123)
End of Period	(106,348)		(106,348)
Total KKR & Co. Inc. Stockholders' Equity	16,068,359		16,068,359
Noncontrolling Interests (See Note 22)	36,338,403		36,338,403
Total Equity	$52,406,762		$52,406,762

Redeemable Noncontrolling Interests (See Note 23)	$92,499		$92,499

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net Income (Loss)	$(901,808)	$8,178,241
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	385,508	176,703
Net Realized (Gains) Losses - Asset Management	(829,588)	(923,325)
Change in Unrealized (Gains) Losses - Asset Management	1,800,796	(4,992,928)
Capital Allocation-Based (Income) Loss - Asset Management	1,869,217	(4,210,040)
Net Realized (Gains) Losses - Insurance	11,246	420,188
Net Accretion and Amortization	231,074	208,432
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	778,569	710,025
Other Non-Cash Amounts	8,949	2,144
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	124,102	908,826
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	566,581	142,774
Change in Deferred Policy Acquisition Costs - Insurance	(240,183)	(200,109)
Change in Policy Liabilities and Accruals, Net - Insurance	(374,241)	(385,941)
Change in Consolidation	—	(21,149)
Change in Due from / to Affiliates	(342,109)	(191,026)
Change in Other Assets	1,403,016	83,192
Change in Accrued Expenses and Other Liabilities	(2,403,802)	1,883,854
Investments Purchased - Asset Management	(23,387,850)	(33,830,192)
Proceeds from Investments - Asset Management	18,153,852	30,733,023
Net Cash Provided (Used) by Operating Activities	(3,146,672)	(1,307,308)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	—	(473,779)
Acquisition of KJRM, Net of Cash Acquired (See Note 3)	(1,690,702)	—
Purchases of Fixed Assets	(34,173)	(49,565)
Investments Purchased - Insurance	(27,921,806)	(16,306,487)
Proceeds from Investments - Insurance	22,592,321	13,950,539
Other Investing Activities, Net - Insurance	(37,678)	330,726
Net Cash Provided (Used) by Investing Activities	(7,092,038)	(2,548,566)

Financing Activities
Series A and B Preferred Stock Dividends	—	(16,682)
Series C Mandatory Convertible Preferred Stock Dividends	(34,500)	(34,500)
Common Stock Dividends	(177,595)	(162,114)
Distributions to Redeemable Noncontrolling Interests	(1,270)	(680)
Distributions to Noncontrolling Interests	(3,615,901)	(1,944,416)
Contributions from Noncontrolling Interests	7,346,788	5,216,609
Redemption of Series A and B Preferred Stock	—	(345,000)
Net Delivery of Common Stock (Equity Incentive Plans)	(34,874)	(106,914)
Repurchases of Common Stock	(346,651)	(135,930)
Private Placement Share Issuance	—	38,463
Proceeds from Debt Obligations	13,066,084	11,997,170
Repayment of Debt Obligations	(9,867,818)	(8,898,111)
Financing Costs Paid	(31,446)	(5,084)
Additions to Contractholder Deposit Funds - Insurance	10,931,742	7,176,137
Withdrawals from Contractholder Deposit Funds - Insurance	(5,480,678)	(3,886,151)
Reinsurance Transactions, Net of Cash Provided - Insurance	54,749	—

	Six Months Ended June 30,
	2022	2021
Other Financing Activity, Net - Insurance	496,375	1,954
Net Cash Provided (Used) by Financing Activities	12,305,005	8,894,751

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(220,350)	(14,008)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$1,845,945	$5,024,869
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	10,526,304	6,993,457
Cash, Cash Equivalents and Restricted Cash, End of Period	$12,372,249	$12,018,326

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874
Restricted Cash and Cash Equivalents	134,298	485,583
Total Asset Management	6,833,966	6,993,457
Insurance
Cash and Cash Equivalents	$3,391,934	$—
Restricted Cash and Cash Equivalents	300,404	—
Total Insurance	3,692,338	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$10,526,304	$6,993,457

End of the Period
Asset Management
Cash and Cash Equivalents	$6,720,983	$5,170,243
Restricted Cash and Cash Equivalents	170,374	168,295
Total Asset Management	6,891,357	5,338,538
Insurance
Cash and Cash Equivalents	$5,130,193	$6,492,041
Restricted Cash and Cash Equivalents	350,699	187,747
Total Insurance	5,480,892	6,679,788

Cash, Cash Equivalents and Restricted Cash, End of Period	$12,372,249	$12,018,326

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$717,582	$616,046
Payments for Income Taxes	$383,655	$356,565
Payments for Operating Lease Liabilities	$23,697	$22,459

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$328,073	$152,729
Non-Cash Contribution from Noncontrolling Interests	$85,260	$845,943
Debt Obligations - Net Gains (Losses), Translation and Other	$2,482,700	$149,209
Holdings Merger (See Note 1)	$6,959,322	$—
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$(1,065,970)	$4,415
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$28,962	$44,754
Investments Acquired through Reinsurance Agreements	$2,697,956	$386,180
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$359,045	$1,621,867
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,544,504	$—

Change in Consolidation
Investments	$—	$(49,403)
Other Assets	$—	$(32,689)
Debt Obligations	$—	$(26,165)
Due to Affiliates	$—	$(238)
Accrued Expenses and Other Liabilities	$—	$(10,350)
Noncontrolling Interests	$—	$(66,488)

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

KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of June 30, 2022, KKR & Co. Inc. held indirectly approximately 99.7% of the KKR Group Partnership Units. The balance is held indirectly by KKR employees through securities representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

References to "KKR" in these financial statements refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise, especially in sections where "KKR" is intended to refer to the asset management business only. References in these financial statements to "principals" are to KKR's current and former employees who held interests in KKR's business through KKR Holdings prior to the Reorganization Mergers (as defined below). References to "Global Atlantic" in these financial statements includes the insurance companies of Global Atlantic, which are consolidated by KKR.

Reorganization Agreement

On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings L.P. ("KKR Holdings"), KKR Management LLP, KKR Associates Holdings L.P., and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, some of which were completed on May 31, 2022, and other changes to be completed in the future.

On May 31, 2022, KKR completed the merger transactions ("Reorganization Mergers") contemplated by the Reorganization Agreement pursuant to which KKR acquired KKR Holdings (which changed its name to KKR Group Holdings L.P.) and all of the KKR Group Partnership Units held by it. In addition, pursuant to the Reorganization Mergers, on May 31, 2022:

i.KKR Aubergine Inc. ("New Parent"), a newly formed entity to effect the Reorganization Mergers, became the successor to KKR & Co. Inc. ("Old Parent") and the new parent company of KKR's business,

ii.New Parent changed its name to KKR & Co. Inc., and Old Parent changed its name to KKR Group Co. Inc.,

iii.all holders of common stock of Old Parent and all limited partners of KKR Holdings received shares, on a one-for-one basis, of the same common stock of New Parent, which remain listed on the New York Stock Exchange ("NYSE"),

iv.limited partners of KKR Holdings were issued 8.5 million shares of common stock of New Parent,

v.the Series I Preferred Stock and Series C Mandatory Convertible Preferred Stock were exchanged for identical securities of New Parent, and Old Parent’s Series II Preferred Stock was canceled, and

vi.KKR's tax receivable agreement with KKR Holdings was terminated other than with respect to exchanges of KKR Holdings units prior to the closing of the Reorganization Mergers.

Pursuant to the Reorganization Agreement, the following transactions will occur in the future on the Sunset Date (as defined below):

i.the control of New Parent by KKR Management LLP and the Series I Preferred Stock held by it will be eliminated,

ii.the voting rights for all common stock, including with respect to the election of directors, will be established on a one vote per share basis, and

iii.KKR will acquire control of KKR Associates Holdings L.P., the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool.

The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both Mr. Henry Kravis and Mr. George Roberts (collectively, "Co-Founders") has occurred (or any earlier date consented to by KKR Management LLP in its sole discretion). In addition, KKR Management LLP agreed not to transfer its ownership of the sole share of Series I Preferred Stock, and, the changes to occur effective on the Sunset Date are unconditional commitments of the parties to the Reorganization Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2021 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2022 (our "Annual Report"), and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity and redeemable non-controlling interests are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."

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

For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2021 Form 10-K. During the six months ended June 30, 2022, there were no significant updates to KKR’s significant accounting policies.

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

Simplifying the accounting for income taxes

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. This guidance eliminates the exceptions to the incremental approach, to accounting for basis differences when there are changes in ownership of foreign investments, and to interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of tax guidance related to franchise taxes, transactions with government entities, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. KKR adopted the standard effective January 1, 2021. The adoption of this new guidance did not have a material impact on the financial statements.

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

KKR intends to implement this standard using the retrospective approach for the liability for future policy benefits, deferred acquisition costs and market risk benefits with an adoption date of January 1, 2023. KKR has completed the design, planning, and build phases of its implementation effort and is performing end-to-end testing activities. KKR has established a governance framework to manage the implementation activities and support timely application of the guidance. KKR has made progress in the following areas:

•High level impact assessment;

•Identification of key accounting policy decisions;

•Evaluation and selection of actuarial system solutions;

•Development of detailed business requirements document inclusive of roll-forward disclosures;

•Infrastructure build and data mapping;

•Actuarial model development for the liability for future policy benefits, deferred acquisition costs and roll forwards; and

•Modeling of market risk benefits.

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

Business combinations - Accounting for contract assets and contract liabilities from contracts with customers

In October 2021, the FASB issued new guidance (ASU 2021-08) to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is effective for public entities on January 1, 2023 and applied prospectively, with early adoption permitted. KKR is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

Fair value measurement of equity security subject to contractual sale restriction

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. According to ASU 2022-03, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and an entity is not allowed to recognize a contractual sale restriction as a separate unit of account.
ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. KKR is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3. ACQUISITIONS

Acquisition of Mitsubishi Corp-UBS Realty Inc.

On March 17, 2022, KKR entered into an agreement to acquire all of the outstanding shares of Mitsubishi Corp.-UBS Realty Inc. (“MC-UBSR”) from Mitsubishi Corporation and UBS Asset Management in an all-cash transaction valued at ¥227 billion (which was approximately $1.7 billion at such time) (the “KJRM Acquisition”). On April 28, 2022, KKR completed the acquisition of MC-UBSR, which changed its name to KJR Management ("KJRM"). KJRM is a real estate asset manager in Japan that manages two Tokyo Stock Exchange-listed real estate investment trusts ("REITs"): Japan Metropolitan Fund Investment Corporation (“JMF”), which is primarily focused on retail, offices, hotels and other assets located in urban areas in Japan, and Industrial & Infrastructure Fund Investment Corporation (“IIF”), which is primarily focused on industrial and infrastructure properties in Japan. The KJRM Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").

KKR plans to continue the existing strategy and business of KJRM. The acquisition is expected to enhance KJRM’s leading real estate asset management business with potential opportunities for organic and inorganic growth and scale in Japan.

In connection with the acquisition, KKR allocated a provisional amount of $1,733 million to the fair value of KJRM’s investment management contracts and recognized approximately $530 million of deferred tax liabilities resulting from the difference in book and tax basis of such intangible assets as of the acquisition date. Intangibles are based upon third-party valuations using the excess earnings method, which derives value based on the present value of the cash flow attributable to the investment management contracts, less returns for contributory assets. The significant assumptions used in the valuation of the intangible assets acquired are unobservable and include (i) the asset's estimated useful life, (ii) the projected assets under management, (iii) the projected revenue growth rates, and (iv) the discount rate.

KJRM’s investment management contracts were determined to have indefinite useful lives at the time of the KJRM Acquisition and are not subject to amortization. The assignment of indefinite lives to such investment management contracts is primarily based upon (i) the assumption that there is no foreseeable limit on the contract period to manage KJRM’s listed REITs; (ii) KKR expects to have the ability to continue to operate these products indefinitely; (iii) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (iv) current competitive factors and economic conditions do not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience.

The carrying value of goodwill associated with the KJRM Acquisition was $509 million as of the acquisition date and is entirely allocated to the Asset Management segment. The goodwill is attributable primarily to the assembled workforce of KJRM and expected synergies. The goodwill recorded is not expected to be deductible for tax purposes.

The fair value of assets acquired and liabilities assumed represent a provisional allocation as our evaluation of facts and circumstances available as of April 28, 2022 is ongoing. Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any changes to the provisional values of assets acquired and liabilities assumed that occur in subsequent periods. Rather, KKR will recognize any adjustments as we obtain information not available as of the completion of this preliminary fair value calculation. KKR will also be required to record, in the same period as the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. KKR expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Revenues and earnings for three and six months ended June 30, 2022 attributable to KJRM after the completion of the KJRM Acquisition were determined to be immaterial. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.

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

The GA Acquisition was accounted for as a business combination under Topic 805. Goodwill of $497.1 million has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired less the amounts attributable to noncontrolling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the GA Acquisition. The goodwill recorded is not expected to be deductible for tax purposes and it has been allocated to the Insurance segment.

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
Investments
Global Atlantic’s investment portfolio primarily consists of fixed maturity securities, mortgage and other loan receivables, equity securities, and investments in real assets such as renewable energy and transportation assets. All of the assets included within the investment portfolio were measured and reported at their fair values on the GA Acquisition Date consistent with the valuation methodologies discussed in Note 2 "Summary of Significant Accounting Policies" in audited financial statements included in KKR & Co. Inc.'s Annual Report. As a result, the cost basis of each respective investment was reset to equal fair value on the GA Acquisition Date.
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

Pro- Forma Financial Information

Unaudited pro-forma financial information for the three and six months ended June 30, 2021 is presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assume the GA Acquisition occurred as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Total Revenues	$3,136,181	$8,213,365
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$1,277,672	$3,015,778

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

4. REVENUES - ASSET MANAGEMENT

For the three and six months ended June 30, 2022 and 2021, respectively, Asset Management revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management Fees	$418,229	$306,194	$816,275	$582,375
Fee Credits	(63,574)	(122,284)	(251,319)	(157,682)
Transaction Fees	177,861	374,887	644,827	540,780
Monitoring Fees	30,522	32,953	69,922	68,341
Incentive Fees	7,141	2,692	14,198	6,130
Expense Reimbursements	25,576	60,056	66,879	87,785
Consulting Fees	19,509	21,028	34,993	41,108
Total Fees and Other	615,264	675,526	1,395,775	1,168,837

Carried Interest	(738,309)	1,196,668	(1,521,997)	3,337,094
General Partner Capital Interest	(185,165)	328,725	(347,220)	872,946
Total Capital Allocation-Based Income (Loss)	(923,474)	1,525,393	(1,869,217)	4,210,040

Total Revenues - Asset Management	$(308,210)	$2,200,919	$(473,442)	$5,378,877

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$225,585	$(1,663,216)	$(1,437,631)	$269,422	$2,038,061	$2,307,483
Credit (1)	(42,011)	(309,990)	(352,001)	21,330	109,999	131,329
Investments of Consolidated CFEs (1)	205	(1,474,681)	(1,474,476)	24,384	60,645	85,029
Real Assets (1)	263,324	(72,768)	190,556	47,025	433,436	480,461
Equity Method - Other (1)	40,009	(245,626)	(205,617)	93,884	45,852	139,736
Other Investments (1)	35,160	(352,215)	(317,055)	(8,606)	275,865	267,259
Foreign Exchange Forward Contracts and Options (2)	50,952	228,930	279,882	(21,307)	(57,078)	(78,385)
Securities Sold Short (2)	23,470	10,163	33,633	6,925	(32,262)	(25,337)
Other Derivatives (2)	(4,617)	22,191	17,574	(77,168)	47,894	(29,274)
Debt Obligations and Other (3)	(42,118)	1,421,784	1,379,666	(16,945)	(41,303)	(58,248)
Net Gains (Losses) From Investment Activities	$549,959	$(2,435,428)	$(1,885,469)	$338,944	$2,881,109	$3,220,053

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$423,965	$(1,928,542)	$(1,504,577)	$1,025,769	$2,832,379	$3,858,148
Credit (1)	(53,466)	(498,964)	(552,430)	55,246	105,490	160,736
Investments of Consolidated CFEs (1)	3,154	(1,744,229)	(1,741,075)	21,756	188,788	210,544
Real Assets (1)	260,563	1,224,502	1,485,065	86,774	667,834	754,608
Equity Method - Other (1)	54,293	(318,268)	(263,975)	99,071	442,366	541,437
Other Investments (1)	36,903	(367,230)	(330,327)	(235,505)	708,945	473,440
Foreign Exchange Forward Contracts and Options (2)	141,842	81,923	223,765	(26,950)	(41,886)	(68,836)
Securities Sold Short (2)	59,552	20,344	79,896	57,548	18,734	76,282
Other Derivatives (2)	(16,622)	42,328	25,706	(107,689)	77,228	(30,461)
Debt Obligations and Other (3)	(80,596)	1,687,340	1,606,744	(52,695)	(6,950)	(59,645)
Net Gains (Losses) From Investment Activities	$829,588	$(1,800,796)	$(971,208)	$923,325	$4,992,928	$5,916,253
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

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturity securities – interest and other income	$745,346	$528,523	$1,436,639	$880,063
Mortgage and other loan receivables	373,563	246,951	697,704	369,417
Investments in transportation and other leased assets	66,714	52,944	134,393	89,687
Investments in renewable energy	44,419	33,136	69,637	33,932
Investments in real estate	29,954	4,443	33,857	5,527
Short-term and other investment income	29,800	13,606	50,497	18,719
Income assumed from funds withheld receivable at interest	23,497	19,640	43,102	33,113
Policy loans	7,055	17,088	14,966	18,935
Equity securities – dividends and other income	—	(257)	—	(741)
Income ceded to funds withheld payable at interest	(238,761)	(83,699)	(418,463)	(113,538)
Gross investment income	1,081,587	832,375	2,062,332	1,335,114
Less investment expenses:
Investment management and administration	95,656	67,723	208,787	101,669
Transportation and renewable energy asset depreciation and maintenance	48,856	46,909	102,809	70,418
Interest expense on derivative collateral and repurchase agreements	5,186	1,246	6,242	1,749
Net investment income	$931,889	$716,497	$1,744,494	$1,161,278

7. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related gains (losses) from insurance operations primarily consists of (i) realized gains and (losses) from the disposal of investments, (ii) unrealized gains and (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and (losses) on funds withheld at interest, (iv) unrealized gains and (losses) from derivatives not designated in an hedging relationship, and (v) allowances for credit losses, and other impairments of investments.

Net investment-related gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized gains (losses) on equity investments	$—	$22,882	$—	$25,125
Realized gains (losses) on available-for-sale fixed maturity debt securities	(287,373)	(27,634)	(530,723)	(73,274)
Credit loss allowances on available-for-sale securities	(6,442)	46,447	(17,044)	25,096
Credit loss allowances on mortgage and other loan receivables	(12,298)	2,337	(38,383)	(181,304)
Allowances on unfunded commitments	(10,168)	2,914	(3,378)	(11,695)
Unrealized gains (losses) on fixed maturity securities classified as trading	(989,678)	319,942	(2,028,124)	2,890
Unrealized gains (losses) on investments recognized under the fair-value option	(38,435)	59,587	(40,928)	47,421
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	45,396	10,267	123,088	10,267
Net gains (losses) on derivative instruments	855,366	(119,226)	1,715,100	29,306
Realized gains (losses) on funds withheld at interest, payable portfolio	28,727	(11,734)	2,340	(19,112)
Realized gains (losses) on funds withheld at interest, receivable portfolio	(22,162)	7,263	3,438	7,617
Other realized gains (losses)	10,741	13,513	19,608	8,519
Net investment-related gains (losses)	$(426,326)	$326,558	$(795,006)	$(129,144)

Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$5,000	$91,908	$96,908	$3,238	$84,895	$88,133
Initial impairments for credit losses recognized on securities not previously impaired	—	20,197	20,197	122	35,955	36,077
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	567	567	—	707	707
Accretion of initial credit loss allowance on PCD securities	—	391	391	—	868	868
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,015)	(2,015)	—	(4,459)	(4,459)
Net additions / reductions for securities previously impaired	2,842	(16,597)	(13,755)	4,482	(23,515)	(19,033)
Balance, as of end of period	$7,842	$94,451	$102,293	$7,842	$94,451	$102,293

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period(1)	$—	$140,252	$140,252	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	—	186	186	—	27,609	27,609
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	5,406	5,406	—	5,628	5,628
Accretion of initial credit loss allowance on PCD securities	—	—	—	—	321	321
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(7,565)	(7,565)	—	(10,102)	(10,102)
Net additions / reductions for securities previously impaired	—	(46,633)	(46,633)	—	(52,705)	(52,705)
Balance, as of end of period	$—	$91,646	$91,646	$—	$91,646	$91,646

(1)Includes securities designated as purchased credit impaired as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$81,536	$87,583	$231,043	$400,162	$65,970	$72,082	$236,025	$374,077
Net provision (release)	22,408	8,611	(18,721)	12,298	37,974	24,112	(23,703)	38,383
Charge-offs	—	—	(575)	(575)	—	—	(575)	(575)
Balance, as of end of period	$103,944	$96,194	$211,747	$411,885	$103,944	$96,194	$211,747	$411,885

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$80,056	$78,739	$145,105	$303,900	$58,203	$62,056	$—	$120,259
Net provision (release)	(21,801)	(3,002)	22,466	(2,337)	52	13,681	167,571	181,304
Loans purchased with credit deterioration	—	799	838	1,637	—	799	838	1,637
Charge-offs	—	—	(5,274)	(5,274)	—	—	(5,274)	(5,274)
Balance, as of end of period	$58,255	$76,536	$163,135	$297,926	$58,255	$76,536	$163,135	$297,926

(1) Includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$3,933,957	$3,423,122	$10,062,242	$5,326,242
Gross gains	1,254	16,469	10,196	21,245
Gross losses	(286,576)	(22,132)	(532,447)	(73,104)

8. INVESTMENTS
Investments consist of the following:

	June 30, 2022	December 31, 2021
Asset Management
Private Equity	$24,560,222	$25,685,750
Credit	6,934,358	7,949,573
Investments of Consolidated CFEs	21,817,361	22,076,809
Real Assets	17,023,908	12,500,749
Equity Method - Other	6,160,487	4,877,592
Equity Method - Capital Allocation-Based Income	8,130,792	11,539,945
Other Investments	3,564,400	4,145,096
Investments - Asset Management	$88,191,528	$88,775,514

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$59,774,599	$68,870,886
Mortgage and other loan receivables	34,700,540	28,876,759
Fixed maturity securities, trading, at fair value(2)	10,689,145	13,753,573
Other investments	10,590,831	8,208,566
Funds withheld receivable at interest	2,910,706	2,999,448
Policy loans	820,964	765,310
Equity securities at fair value	20,997	289,133
Investments - Insurance	$119,507,782	$123,763,675

Total Investments	$207,699,310	$212,539,189

(1) Amortized cost of $68.9 billion and $69.5 billion, net of credit loss allowances of $102.3 million and $88.1 million, respectively.
(2) Amortized cost of $12.8 billion and $13.9 billion, respectively.

As of June 30, 2022 and December 31, 2021, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities

The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)(3)	Gross unrealized		Fair value
As of June 30, 2022			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$508,496	$—	$113	$(53,904)	$454,705
U.S. state, municipal and political subdivisions	5,267,311	—	2,469	(926,378)	4,343,402
Corporate	39,719,567	(7,842)	24,969	(6,604,273)	33,132,421
Residential mortgage-backed securities ("RMBS")	7,528,128	(71,206)	27,223	(504,820)	6,979,325
Commercial mortgage-backed securities ("CMBS")	7,295,229	(7,577)	2,479	(578,734)	6,711,397
Collateralized bond obligations ("CBOs")	3,085,670	(34)	—	(156,330)	2,929,306
Collateralized loan obligations ("CLOs")	2,693,875	(6,729)	32	(146,429)	2,540,749
All other structured securities(1)	2,839,199	(8,905)	6,264	(153,264)	2,683,294
Total AFS fixed maturity securities	$68,937,475	$(102,293)	$63,549	$(9,124,132)	$59,774,599

(1)    Includes primarily asset-backed securities ("ABS").
(2)    Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(3)    Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(41.0) million.

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
(2)    Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(3)    Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(46.4) million.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers.

The maturity distribution for AFS fixed maturity securities is as follows:

As of June 30, 2022	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$689,782	$683,598
Due after one year through five years	8,090,814	7,674,820
Due after five years through ten years	9,498,707	8,728,400
Due after ten years	27,208,229	20,843,710
Subtotal	45,487,532	37,930,528
RMBS	7,456,922	6,979,325
CMBS	7,287,652	6,711,397
CBOs	3,085,636	2,929,306
CLOs	2,687,146	2,540,749
All other structured securities	2,830,294	2,683,294
Total AFS fixed maturity securities	$68,835,182	$59,774,599

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

	Six Months Ended June 30,
	2022	2021
Purchase price of PCD securities acquired during the current period	$15,951	$1,669,211
Allowance for credit losses at acquisition	707	126,523
Discount (premium) attributable to other factors	1,057	300,530
Par value	$17,715	$2,096,264

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of June 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$223,570	$(44,077)	$89,725	$(9,827)	$313,295	$(53,904)
U.S. state, municipal and political subdivisions	3,989,579	(878,693)	217,658	(47,685)	4,207,237	(926,378)
Corporate	25,942,556	(5,712,238)	4,424,375	(892,035)	30,366,931	(6,604,273)
RMBS	4,839,521	(343,035)	1,278,907	(161,785)	6,118,428	(504,820)
CBOs	2,155,785	(112,242)	773,521	(44,088)	2,929,306	(156,330)
CMBS	6,292,378	(557,022)	216,484	(21,712)	6,508,862	(578,734)
CLOs	2,404,405	(141,272)	85,058	(5,157)	2,489,463	(146,429)
All other structured securities	2,135,205	(131,150)	214,601	(22,114)	2,349,806	(153,264)
Total AFS fixed maturity securities in a continuous loss position	$47,982,999	$(7,919,729)	$7,300,329	$(1,204,403)	$55,283,328	$(9,124,132)

	Less than 12 months		12 months or more		Total
As of December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$311,096	$(4,768)	$—	$—	$311,096	$(4,768)
U.S. state, municipal and political subdivisions	2,802,309	(55,240)	—	—	2,802,309	(55,240)
Corporate	30,385,514	(688,648)	—	—	30,385,514	(688,648)
RMBS	3,196,876	(113,359)	—	—	3,196,876	(113,359)
CBOs	2,152,790	(27,466)	—	—	2,152,790	(27,466)
CMBS	3,405,774	(56,523)	—	—	3,405,774	(56,523)
CLOs	1,172,330	(5,776)	—	—	1,172,330	(5,776)
All other structured securities	1,348,356	(22,070)	—	—	1,348,356	(22,070)
Total AFS fixed maturity securities in a continuous loss position	$44,775,045	$(973,850)	$—	$—	$44,775,045	$(973,850)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $537.7 million and $77.0 million as of June 30, 2022 and December 31, 2021, respectively. The single largest unrealized loss on AFS fixed maturity securities was $46.8 million and $7.3 million as of June 30, 2022 and December 31, 2021, respectively. Global Atlantic had 5,799 and 4,370 securities in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 898 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

	June 30, 2022	December 31, 2021
Commercial mortgage loans(1)	$18,236,321	$13,824,772
Residential mortgage loans(1)	10,350,220	8,724,904
Consumer loans	5,780,344	5,617,925
Other loan receivables(2)(3)	745,540	1,083,235
Total mortgage and other loan receivables	35,112,425	29,250,836
Allowance for credit losses(4)	(411,885)	(374,077)
Total mortgage and other loan receivables, net of allowance for loan losses	$34,700,540	$28,876,759

(1)    Includes $873.2 million and $805.4 million of loans carried at fair value using the fair value option as of June 30, 2022 and December 31, 2021, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $911.6 million and $794.1 million as of June 30, 2022 and December 31, 2021, respectively.
(2)    As of June 30, 2022 and December 31, 2021, other loan receivables consisted primarily of loans collateralized by aircraft of $372.7 million and $850.1 million, respectively.
(3)    Includes $32.8 million and $27.3 million of related party loans carried at fair value using the fair value option as of June 30, 2022 and December 31, 2021, respectively. These loans had unpaid principal balances of $32.8 million and $27.3 million as of June 30, 2022 and December 31, 2021, respectively.
(4)    Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(80.3) million and $(77.9) million as of June 30, 2022 and December 31, 2021, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of June 30, 2022:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2022	$187,764	$494,215	$681,979
2023	169,220	1,420,756	1,589,976
2024	506,075	2,283,266	2,789,341
2025	17,381	3,084,954	3,102,335
2026	1,034,021	3,266,541	4,300,562
2027	609,702	2,865,813	3,475,515
2028 and thereafter	7,826,057	4,820,776	12,646,833
Total	$10,350,220	$18,236,321	$28,586,541

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	June 30, 2022	December 31, 2021
Pacific	$7,340,634	$6,675,064
West South Central	3,385,411	2,675,890
South Atlantic	7,748,269	4,996,043
Middle Atlantic	3,632,694	3,142,973
East North Central	1,205,061	590,911
Mountain	2,858,012	1,957,099
New England	1,298,289	1,099,157
East South Central	700,352	1,035,764
West North Central	353,278	350,546
Other regions	64,541	26,229
Total by geographic region	$28,586,541	$22,549,676

Mortgage loans - carrying value by property type	June 30, 2022	December 31, 2021
Residential	$10,350,220	$8,724,904
Office building	4,665,134	4,185,146
Apartment	9,151,408	6,194,819
Industrial	2,807,738	1,981,713
Retail	671,035	780,071
Other property types	632,777	483,560
Warehouse	308,229	199,463
Total by property type	$28,586,541	$22,549,676

As of June 30, 2022 and December 31, 2021, Global Atlantic had $199.9 million and $202.7 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of June 30, 2022 and December 31, 2021, there were $199.9 million and $202.7 million of mortgage loans that were non-income producing, respectively.

As of both June 30, 2022 and December 31, 2021, 1% of residential mortgage loans have been granted forbearance due to COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the three and six months ended June 30, 2022 and 2021. Interest continues to accrue on loans in temporary forbearance.

As of June 30, 2022 and December 31, 2021, Global Atlantic had $8.8 million and $5.1 million of consumer loans that were delinquent by more than 120 days or in default, respectively.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

Six Months Ended June 30,
2021
Purchase price of PCD loans acquired during the current period	$4,231,426
Allowance for credit losses at acquisition	121,896
Discount (premium) attributable to other factors	(136,174)
Par value	$4,217,148

Credit quality indicators

Mortgage and loan receivable performance status

The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	As of June 30, 2022
Performance status	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$5,236,096	$6,694,966	$933,196	$1,524,004	$1,301,526	$2,546,533	$18,236,321
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$5,236,096	$6,694,966	$933,196	$1,524,004	$1,301,526	$2,546,533	$18,236,321
Residential mortgage loans
Current	$1,228,568	$5,122,225	$1,731,606	$288,781	$17,618	$1,576,595	$9,965,393
30 to 59 days past due	16,995	44,775	4,453	4,593	—	72,019	142,835
60 to 89 days past due	250	11,344	834	1,263	590	27,766	42,047
Over 90 days past due	—	18,934	16,186	12,393	3,461	148,971	199,945
Total residential mortgage loans	$1,245,813	$5,197,278	$1,753,079	$307,030	$21,669	$1,825,351	$10,350,220
Total mortgage loans	$6,481,909	$11,892,244	$2,686,275	$1,831,034	$1,323,195	$4,371,884	$28,586,541

	As of December 31, 2021
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
Residential mortgage loans
Current	$4,505,537	$1,576,342	$393,153	$123,995	$65,070	$1,711,156	$8,375,253
30 to 59 days past due	24,955	6,028	5,818	1,155	739	75,104	113,799
60 to 89 days past due	4,247	1,243	607	—	—	27,028	33,125
Over 90 days past due	5,305	14,272	21,985	2,686	—	158,479	202,727
Total residential mortgage loans	$4,540,044	$1,597,885	$421,563	$127,836	$65,809	$1,971,767	$8,724,904
Total mortgage loans	$11,371,699	$2,574,254	$2,305,471	$1,501,701	$883,763	$3,912,788	$22,549,676

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	June 30, 2022	December 31, 2021
Consumer loans
Current	$5,687,859	$5,556,923
30 to 59 days past due	52,023	34,048
60 to 89 days past due	23,121	16,817
Over 90 days past due	17,341	10,137
Total consumer loans	$5,780,344	$5,617,925
Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of June 30, 2022 and December 31, 2021:

Loan-to-value as of June 30, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$4,871,004	$365,092	$—	$5,236,096
2021	4,779,142	1,915,824	—	6,694,966
2020	776,202	121,968	35,026	933,196
2019	1,349,948	174,056	—	1,524,004
2018	1,252,813	48,713	—	1,301,526
2017	749,265	44,690	—	793,955
Prior	1,752,578	—	—	1,752,578
Total commercial mortgage loans	$15,530,952	$2,670,343	$35,026	$18,236,321

Loan-to-value as of December 31, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$4,910,170	$1,921,485	$—	$6,831,655
2020	819,406	121,997	34,966	976,369
2019	1,747,656	136,252	—	1,883,908
2018	1,324,807	49,058	—	1,373,865
2017	772,989	44,965	—	817,954
2016	425,926	2,440	—	428,366
Prior	1,497,503	15,152	—	1,512,655
Total commercial mortgage loans	$11,498,457	$2,291,349	$34,966	$13,824,772

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

The weighted average loan-to-value ratio for the residential mortgage loans was 63% and 68% as of June 30, 2022 and December 31, 2021, respectively.

Other investments

Other investments consist of the following:

	June 30, 2022	December 31, 2021
Investments in real estate(1)	$3,955,688	$1,564,853
Investments in renewable energy(2)	3,485,106	3,573,811
Investments in transportation and other leased assets(3)	2,698,997	2,663,759
Other investment partnerships	256,317	234,301
FHLB common stock and other investments	194,723	171,842
Total other investments	$10,590,831	$8,208,566

(1)    Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)    Net of accumulated depreciation attributed to consolidated renewable energy assets of $199.1 million and $156.8 million as of June 30, 2022 and December 31, 2021, respectively.
(3)    Net of accumulated depreciation of $168.0 million and $105.1 million as of June 30, 2022 and December 31, 2021, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.2 billion as of both June 30, 2022 and December 31, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $21.1 million and $22.4 million as of June 30, 2022 and December 31, 2021, respectively.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $184.1 million and $147.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

Information related to the FHLB investment and funding agreements as of June 30, 2022 and December 31, 2021 is as follows:

	Investment in common stock		Funding agreements issued to FHLB member banks		Collateral
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
FHLB Indianapolis	$80,640	$80,640	$1,612,765	$1,619,765	$2,423,183	$2,577,698
FHLB Des Moines	34,600	34,600	619,532	620,006	902,358	1,004,530
FHLB Boston	22,520	22,520	324,167	326,639	468,433	553,384
Total	$137,760	$137,760	$2,556,464	$2,566,410	$3,793,974	$4,135,612

In addition, in January 2021, Global Atlantic launched an inaugural funding agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of June 30, 2022 and December 31, 2021, Global Atlantic had $5.5 billion and $3.5 billion of such funding agreements outstanding, with $4.5 billion and $6.5 billion of remaining capacity under the program, respectively.

Repurchase agreement transactions

As of June 30, 2022 and December 31, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $803.8 million and $300.4 million, respectively. As collateral for these transactions, as of June 30, 2022 and December 31, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $836.1 million and $1,044.8 million, and $313.0 million and $317.0 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

The fair value of securities pledged for repurchase agreements by class of collateral and remaining contractual maturity as of June 30, 2022 and December 31, 2021 is presented in the following tables:

As of June 30, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$534,795	$301,263	$836,058
Total borrowing	$—	$—	$534,795	$301,263	$836,058

As of December 31, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$312,965	$312,965
Total borrowing	$—	$—	$—	$312,965	$312,965

Other

As of June 30, 2022 and December 31, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities were $183.6 million and $149.7 million, and $182.6 million and $180.8 million, respectively.

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

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $289.0 million and $151.1 million as of June 30, 2022 and December 31, 2021, respectively.

Global Atlantic also has embedded derivatives related to reinsurance contracts that are accounted for on a modified coinsurance and funds withheld basis. An embedded derivative exists because the arrangement exposes the reinsurer to third-party credit risk. These embedded derivatives are included in funds withheld receivable and payable at interest in the consolidated statements of financial condition.

Derivatives designated as accounting hedges

Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.

Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with the $500.0 million senior unsecured notes due 2029, $650.0 million senior unsecured notes due 2031, FHLB and FABN funding agreement liabilities in fair value hedges. The 2029 Senior Notes and 2031 Senior Notes are reported in debt and FHLB and FABN funding agreement liabilities are reported in policy liabilities in the consolidated statements of financial condition and are hedged through their respective maturities. These hedges qualify for the shortcut method of assessing hedge effectiveness.

The following table represents the gains (losses) recognized on derivative instruments and related hedged items in fair value hedging relationship:

Three Months Ended June 30, 2022	Derivatives	Hedged items	Net
2029 Senior Notes	$(17,103)	$17,103	$—
2031 Senior Notes	(30,012)	30,012	—
FHLB funding agreement liabilities	(21,475)	21,475	—
FABN liabilities	(126,810)	126,810	—

Six Months Ended June 30, 2022	Derivatives	Hedged items	Net
2029 Senior Notes	$(46,224)	$46,224	$—
2031 Senior Notes	(71,451)	71,451	—
FHLB funding agreement liabilities	(40,266)	40,266	—
FABN liabilities	(229,393)	229,393	—

Three Months Ended June 30, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$14,031	$(14,031)	$—
2031 Senior Notes	(3,037)	3,037	—
FHLB funding agreement liabilities	(1,953)	1,953	—

Six Months Ended June 30, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$(12,348)	$12,348	$—
2031 Senior Notes	(3,037)	3,037	—
FHLB funding agreement liabilities	(7,278)	7,278	—

The following table represents the carrying values and fair value adjustments for the hedged items:

	As of June 30, 2022		As of December 31, 2021
	Carrying value	Fair value of hedge adjustments	Carrying value	Fair value of hedge adjustments
2029 Senior Notes	$424,766	$(68,265)	$473,890	$(18,808)
2031 Senior Notes	567,049	(82,951)	644,439	(5,561)
FHLB funding agreement liabilities	1,187,621	(56,212)	1,070,770	(16,092)
FABN liabilities	4,748,472	(234,889)	—	—

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of June 30, 2022 and December 31, 2021, there was a cumulative (loss) gain of $(125.3) million and $9.4 million on the bond forwards recorded in accumulated other comprehensive loss, respectively. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method. These arrangements are hedging purchases from July 2021 through December 2027 and are expected to affect earnings until 2052. There were $131.8 million and $134.6 million of securities purchased for the three and six months ended June 30, 2022, respectively. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months will not be material.

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

The following table represents the gains (losses) related to the FX forwards hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net investment-related gains (losses)	$77,686	$(458)	$118,428	$1,682
AOCI	331	448	18,649	613
Amortization - excluded component	1,986	471	5,530	(367)

The fair value and notional value of the derivative assets and liabilities were as follows:

As of June 30, 2022	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$12,245,014	$552,814	$197,963
Other Derivatives	1,447,091	65,100	20,500
Total Asset Management		$617,914	$218,463

Insurance
Equity market contracts	$33,043,612	$421,778	$107,935
Interest rate contracts	20,903,899	276,390	750,706
Foreign currency contracts	2,565,514	155,835	29,575
Credit risk contracts	107,754	—	850
Impact of netting(1)		(224,590)	(224,590)
Fair value included within derivative assets and derivative liabilities		629,413	664,476
Embedded derivative – indexed universal life products		—	341,846
Embedded derivative – annuity products		—	1,429,394
Fair value included within policy liabilities		—	1,771,240
Embedded derivative – funds withheld at interest		(25,166)	(2,583,191)
Total Insurance		$604,247	$(147,475)

Fair value included within total assets and liabilities		$1,222,161	$70,988

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$12,822,521	$590,637	$319,511
Other Derivatives	505,725	491	45,003
Total Asset Management		$591,128	$364,514

Insurance
Equity market contracts	$31,294,053	$1,216,843	$186,754
Interest rate contracts	16,692,035	198,658	101,245
Foreign currency contracts	1,517,434	32,464	7,639
Credit risk contracts	107,754	—	1,540
Impact of netting(1)		(152,015)	(152,015)
Fair value included within derivative assets and derivative liabilities		1,295,950	145,163
Embedded derivative – indexed universal life products		—	557,276
Embedded derivative – annuity products		—	1,983,949
Fair value included within policy liabilities		—	2,541,225
Embedded derivative – funds withheld at interest		31,740	(49,491)
Total Insurance		$1,327,690	$2,636,897

Fair value included within total assets and liabilities		$1,918,818	$3,001,411

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$279,882	$(78,385)	$223,765	$(68,836)
Other Derivatives	17,574	(29,274)	25,706	(30,461)
Total included in Net Gains (Losses) from Investment Activities	$297,456	$(107,659)	$249,471	$(99,297)

Insurance
Net investment-related gains (losses):
Funds withheld receivable embedded derivatives	$(33,361)	$22,567	$(67,341)	$78,450
Funds withheld payable embedded derivatives	1,363,700	(368,402)	2,544,135	(55,172)
Equity index options	(504,859)	196,868	(728,225)	300,889
Equity future contracts	82,389	(104,182)	162,185	(173,765)
Interest rate contracts and other	(73,725)	131,654	(223,901)	(125,139)
Credit risk contracts	1,867	(22)	335	(58)
Total included in net investment-related gains (losses)	$836,011	$(121,517)	$1,687,188	$25,205

Derivative contracts designated as hedges	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Insurance
Revenues
Net investment-related gains (losses):
Foreign currency forwards	$19,355	$2,291	$27,912	$4,101
Total included in net investment-related gains (losses)	$19,355	$2,291	$27,912	$4,101
Expenses
Net policy benefits and claims:
Interest rate swaps	$(125,416)	$1,777	$(255,347)	$(6,626)
Total included in net policy benefits and claims	$(125,416)	$1,777	$(255,347)	$(6,626)
Interest expense:
Interest rate swaps	$(47,114)	$18,392	$(117,675)	$(6,384)
Total included in interest expense	$(47,114)	$18,392	$(117,675)	$(6,384)

The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of June 30, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$854,003	$(224,590)	$629,413	$(335,546)	$293,867
Derivative liabilities (excluding embedded derivatives)	$889,066	$(224,590)	$664,476	$253,287	$411,189
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,447,965	$(152,015)	$1,295,950	$(1,086,061)	$209,889
Derivative liabilities (excluding embedded derivatives)	$297,178	$(152,015)	$145,163	$49,860	$95,303

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
Assets, at fair value:

	June 30, 2022
	Level I	Level II		Level III	Total
Asset Management
Private Equity	$1,489,137	$152,364	4	$22,918,721	$24,560,222
Credit	—	2,006,446		4,927,912	6,934,358
Investments of Consolidated CFEs	—	21,817,361		—	21,817,361
Real Assets	—	1,072,167		15,951,741	17,023,908
Equity Method - Other	473,165	295,330		1,474,357	2,242,852
Other Investments	324,775	304,853		2,934,772	3,564,400
Total Investments	$2,287,077	$25,648,521		$48,207,503	$76,143,101
Foreign Exchange Contracts and Options	—	552,814		—	552,814
Other Derivatives	36	23,125		41,939	65,100
Total Assets at Fair Value - Asset Management	$2,287,113	$26,224,460		$48,249,442	$76,761,015
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$361,118	$93,587		$—	$454,705
U.S. state, municipal and political subdivisions	—	4,343,402		—	4,343,402
Corporate	—	25,089,352		8,043,069	33,132,421
Structured securities	—	20,560,192		1,283,879	21,844,071
Total AFS fixed maturity securities	$361,118	$50,086,533		$9,326,948	$59,774,599
Trading fixed maturity securities:
U.S. government and agencies	$282,806	$64,945		$—	$347,751
U.S. state, municipal and political subdivisions	—	547,360		—	547,360
Corporate	—	5,644,452		667,015	6,311,467
Structured securities	—	2,902,867		579,700	3,482,567
Total trading fixed maturity securities	$282,806	$9,159,624		$1,246,715	$10,689,145
Equity securities	3,680	—		17,317	20,997
Mortgage and other loan receivables(2)	—	—		905,663	905,663
Other investments(3)	—	—		4,011,106	4,011,106
Funds withheld receivable at interest	—	—		(25,166)	(25,166)
Reinsurance recoverable	—	—		1,103,684	1,103,684
Derivative assets:
Equity market contracts	79,310	342,468		—	421,778
Interest rate contracts	14,357	262,033		—	276,390
Foreign currency contracts	—	155,835		—	155,835
Impact of netting(4)	(38,742)	(185,848)		—	(224,590)
Total derivative assets	$54,925	$574,488		$—	$629,413
Separate account assets	4,362,633	—		—	4,362,633
Total Assets at Fair Value - Insurance	$5,065,162	$59,820,645		$16,586,267	$81,472,074

Total Assets at Fair Value	$7,352,275	$86,045,105		$64,835,709	$158,233,089

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,044,380	$318,736	$23,322,634		$25,685,750
Credit	—	2,122,912	5,826,661		7,949,573
Investments of Consolidated CFEs	—	22,076,809	—		22,076,809
Real Assets	—	1,111,219	11,389,530		12,500,749
Equity Method - Other	482,061	105,647	1,013,807		1,601,515
Other Investments	759,002	146,081	3,240,013		4,145,096
Total Investments	$3,285,443	$25,881,404	$44,792,645		$73,959,492
Foreign Exchange Contracts and Options	—	590,637	—		590,637
Other Derivatives	—	12	479	(1)	491
Total Assets at Fair Value - Asset Management	$3,285,443	$26,472,053	$44,793,124		$74,550,620
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$500,325	$284,222	$—		$784,547
U.S. state, municipal and political subdivisions	—	5,109,697	—		5,109,697
Corporate	—	33,281,727	7,650,660		40,932,387
Structured securities	—	21,215,854	828,401		22,044,255
Total AFS fixed maturity securities	$500,325	$59,891,500	$8,479,061		$68,870,886
Trading fixed maturity securities:
U.S. government and agencies	$371,366	$252,266	$—		$623,632
U.S. state, municipal and political subdivisions	—	879,463	—		879,463
Corporate	—	8,486,922	565,025		9,051,947
Structured securities	—	2,779,757	418,774		3,198,531
Total trading fixed maturity securities	$371,366	$12,398,408	$983,799		$13,753,573
Equity securities	256,196	—	32,937		289,133
Mortgage and other loan receivables(2)	—	—	832,674		832,674
Other investments(3)	—	—	1,603,345		1,603,345
Funds withheld receivable at interest	—	—	31,740		31,740
Reinsurance recoverable	—	—	1,293,791		1,293,791
Derivative assets:
Equity market contracts	66,510	1,150,333	—		1,216,843
Interest rate contracts	44,472	154,186	—		198,658
Foreign currency contracts	—	32,464	—		32,464
Impact of netting(4)	(25,588)	(126,427)	—		(152,015)
Total derivative assets	$85,394	$1,210,556	$—		$1,295,950
Separate account assets	5,586,428	—	—		5,586,428
Total Assets at Fair Value - Insurance	$6,799,709	$73,500,464	$13,257,347		$93,557,520

Total Assets at Fair Value	$10,085,152	$99,972,517	$58,050,471		$168,108,140
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
(2)Includes related party balance of $32.8 million and $27.3 million in Level III for mortgage and other loan receivables as of June 30, 2022 and December 31, 2021, respectively.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of June 30, 2022 and December 31, 2021, the fair value of these investments was $145.3 million and $108.7 million, respectively.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	June 30, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$85,837	$—	$—		$85,837
Foreign Exchange Contracts and Options	—	197,963	—		197,963
Unfunded Revolver Commitments	—	—	95,798	(1)	95,798
Other Derivatives	—	20,500	—		20,500
Debt Obligations of Consolidated CFEs	—	21,091,977	—		21,091,977
Total Liabilities at Fair Value - Asset Management	$85,837	$21,310,440	$95,798		$21,492,075

Insurance
Policy liabilities	$—	$—	$454,034		$454,034
Closed block policy liabilities	—	—	1,135,909		1,135,909
Funds withheld payable at interest	—	—	(2,583,191)		(2,583,191)
Derivative instruments payable:
Equity market contracts	25,567	82,368	—		107,935
Interest rate contracts	31,124	719,582	—		750,706
Foreign currency contracts	—	29,575	—		29,575
Credit contracts	—	850	—		850
Impact of netting(2)	(38,742)	(185,848)	—		(224,590)
Total derivative instruments payable	17,949	646,527	—		664,476
Embedded derivative – indexed universal life products	—	—	341,846		341,846
Embedded derivative – annuity products	—	—	1,429,394		1,429,394
Total Liabilities at Fair Value - Insurance	$17,949	$646,527	$777,992		$1,442,468

Total Liabilities at Fair Value	$103,786	$21,956,967	$873,790		$22,934,543

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$249,383	$—	$—		$249,383
Foreign Exchange Contracts and Options	—	319,511	—		319,511
Unfunded Revolver Commitments	—	—	64,276	(1)	64,276
Other Derivatives	—	45,003	—		45,003
Debt Obligations of Consolidated CFEs	—	21,271,084	—		21,271,084
Total Liabilities at Fair Value - Asset Management	$249,383	$21,635,598	$64,276		$21,949,257

Insurance
Policy liabilities	$—	$—	$519,454		$519,454
Closed block policy liabilities	—	—	1,350,224		1,350,224
Funds withheld payable at interest	—	—	(49,491)		(49,491)
Derivative instruments payable:
Equity market contracts	33,933	152,821	—		186,754
Interest rate contracts	14,009	87,236	—		101,245
Foreign currency contracts	—	7,639	—		7,639
Credit contracts	—	1,540	—		1,540
Impact of netting(2)	(25,588)	(126,427)	—		(152,015)
Total derivative instruments payable	22,354	122,809	—		145,163
Embedded derivative – indexed universal life products	—	—	557,276		557,276
Embedded derivative – annuity products	—	—	1,983,949		1,983,949
Total Liabilities at Fair Value - Insurance	$22,354	$122,809	$4,361,412		$4,506,575

Total Liabilities at Fair Value	$271,737	$21,758,407	$4,425,688		$26,455,832
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2022 and 2021, respectively. For certain insurance disclosures, the beginning of the period represents balances as of the GA Acquisition Date.

	Three Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,999,016	$—	$—	$—	$(2,632)	$(1,077,663)	$—	$22,918,721	$(1,145,266)	$—
Credit	5,314,853	—	—	(88,092)	(174,627)	(121,123)	(3,099)	4,927,912	(116,384)	(3,099)
Real Assets	13,292,123	—	—	—	2,085,875	573,743	—	15,951,741	313,218	—
Equity Method - Other	984,904	—	—	—	565,959	(76,506)	—	1,474,357	(75,498)	—
Other Investments	3,134,926	—	—	(347)	16,343	(216,150)	—	2,934,772	(200,055)	—
Other Derivatives	705	—	—	—	44,423	(3,189)	—	41,939	1,428	—
Total Assets - Asset Management	$46,726,527	$—	$—	$(88,439)	$2,535,341	$(920,888)	$(3,099)	$48,249,442	$(1,222,557)	$(3,099)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,970,195	$—	$—	$(65,005)	$357,033	$(64,510)	$(154,644)	$8,043,069	$—	$(155,609)
Structured securities	1,382,539	—	—	—	(42,805)	(5,945)	(49,910)	1,283,879	—	(50,327)
Total AFS fixed maturity securities	9,352,734	—	—	(65,005)	314,228	(70,455)	(204,554)	9,326,948	—	(205,936)
Trading fixed maturity securities:
Corporate fixed maturity securities	705,685	—	—	(12,867)	11,995	(37,798)	—	667,015	(37,036)	—
Structured securities	630,579	—	7,675	(3,475)	(22,156)	(32,923)	—	579,700	(33,025)	—
Total trading fixed maturity securities	1,336,264	—	7,675	(16,342)	(10,161)	(70,721)	—	1,246,715	(70,061)	—
Equity securities	32,937	—	—	—	—	(15,620)	—	17,317	(15,620)	—
Mortgage and other loan receivables	1,007,906	—	—	—	(74,787)	(27,456)	—	905,663	(25,597)	—
Other investments	3,620,186	—	—	—	367,172	23,748	—	4,011,106	28,655	—
Funds withheld receivable at interest	8,196	—	—	—	—	(33,362)	—	(25,166)	—	—
Reinsurance recoverable	1,231,957	—	—	—	1,273	(129,546)	—	1,103,684	—	—
Total Assets - Insurance	$16,590,180	$—	$7,675	$(81,347)	$597,725	$(323,412)	$(204,554)	$16,586,267	$(82,623)	$(205,936)

Total	$63,316,707	$—	$7,675	$(169,786)	$3,133,066	$(1,244,300)	$(207,653)	$64,835,709	$(1,305,180)	$(209,035)

	Six Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$—	$—	$(138,220)	$678,160	$(943,853)	$—	$22,918,721	$(1,126,962)	$—
Credit	5,826,661	—	—	(88,092)	(558,468)	(247,721)	(4,468)	4,927,912	(175,067)	(4,468)
Real Assets	11,389,530	—	—	—	3,094,516	1,467,695	—	15,951,741	1,177,804	—
Equity Method - Other	1,013,807	—	—	—	606,141	(145,591)	—	1,474,357	(146,808)	—
Other Investments	3,240,013	—	—	(347)	(69,915)	(234,979)	—	2,934,772	(215,050)	—
Other Derivatives	479	—	—	—	55,707	(14,247)	—	41,939	(9,630)	—
Total Assets - Asset Management	$44,793,124	$—	$—	$(226,659)	$3,806,141	$(118,696)	$(4,468)	$48,249,442	$(495,713)	$(4,468)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,652,134	$—	$—	$(65,005)	$748,638	$(64,710)	$(227,988)	$8,043,069	$—	$(205,729)
Structured securities	828,381	—	343,338	—	185,929	(9,354)	(64,415)	1,283,879	—	(74,724)
Total AFS fixed maturity securities	8,480,515	—	343,338	(65,005)	934,567	(74,064)	(292,403)	9,326,948	—	(280,453)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,354	—	—	(44,274)	194,427	(48,492)	—	667,015	(46,513)	—
Structured securities	418,774	—	105,982	(25,220)	122,047	(41,883)	—	579,700	(43,126)	—
Total trading fixed maturity securities	984,128	—	105,982	(69,494)	316,474	(90,375)	—	1,246,715	(89,639)	—
Equity securities	32,937	—	—	—	—	(15,620)	—	17,317	(15,620)	—
Mortgage and other loan receivables	832,674	—	—	—	128,410	(55,421)	—	905,663	(41,173)	—
Other investments	1,603,345	—	—	—	2,287,652	120,109	—	4,011,106	93,603	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(67,341)	—	(25,166)	—	—
Reinsurance recoverable	1,293,791	—	—	—	(13,102)	(177,005)	—	1,103,684	—	—
Total Assets - Insurance	$13,259,130	$—	$449,320	$(134,499)	$3,664,436	$(359,717)	$(292,403)	$16,586,267	$(52,829)	$(280,453)

Total	$58,052,254	$—	$449,320	$(361,158)	$7,470,577	$(478,413)	$(296,871)	$64,835,709	$(548,542)	$(284,921)

	Three Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$17,063,809	$—	$5,034	$(428,558)	$86,390	$2,296,963	$—	$19,023,638	$2,294,598	$—
Credit	9,385,881	—	—	—	465,775	82,636	(2,781)	9,931,511	88,241	(2,781)
Real Assets	6,879,217	—	17,567	—	1,353,027	467,760	—	8,717,571	452,628	—
Equity Method - Other	1,041,780	—	—	(22,601)	(8,754)	57,419	—	1,067,844	57,300	—
Other Investments	2,473,365	—	—	(9,630)	211,405	296,102	—	2,971,242	325,449	—
Other Derivatives	3,401	—	—	—	7,036	(8,562)	—	1,875	(8,562)	—
Total Assets - Asset Management	$36,847,453	$—	$22,601	$(460,789)	$2,114,879	$3,192,318	$(2,781)	$41,713,681	$3,209,654	$(2,781)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$3,724,740	$—	$28,184	$(9,210)	$267,465	$—	$6,995	$4,018,174	$—	$8,408
Structured securities	193,093	—	—	—	(17,815)	—	658	175,936	—	114
Total AFS fixed maturity securities	3,917,833	—	28,184	(9,210)	249,650	—	7,653	4,194,110	—	8,522
Trading fixed maturity securities:
Corporate fixed maturity securities	728,348	—	—	—	280,704	305	—	1,009,357	2,662	—
Structured securities	22,533	—	—	—	(2,080)	486	—	20,939	428	—
Total trading fixed maturity securities	750,881	—	—	—	278,624	791	—	1,030,296	3,090	—
Equity securities	69,985	—	—	—	—	27,044	—	97,029	27,044	—
Mortgage and other loan receivables	1,181,891	—	—	—	42,076	822	—	1,224,789	205	—
Other investments	438,370	—	5,003	—	12,926	35,336	—	491,635	35,323	—
Funds withheld receivable at interest	55,882	—	—	—	255	22,313	—	78,450	—	—
Reinsurance recoverable	1,317,961	—	—	—	—	(29,864)	—	1,288,097	—	—
Total Assets - Insurance	$7,732,803	$—	$33,187	$(9,210)	$583,531	$56,442	$7,653	$8,404,406	$65,662	$8,522

Total	$44,580,256	$—	$55,788	$(469,999)	$2,698,410	$3,248,760	$4,872	$50,118,087	$3,275,316	$5,741

	Six Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$5,034	$(428,558)	$216,699	$3,995,559	$—	$19,023,638	$3,917,402	$—
Credit	9,172,848	(1,021)	86,135	—	557,915	116,276	(642)	9,931,511	150,015	(642)
Real Assets	5,924,575	—	17,567	—	2,049,372	726,057	—	8,717,571	684,526	—
Equity Method - Other	1,014,378	—	—	(22,601)	(162,594)	238,661	—	1,067,844	237,558	—
Other Investments	2,341,981	(2,879)	—	(115,274)	274,459	472,955	—	2,971,242	540,328	—
Other Derivatives	6,668	—	—	—	10,610	(15,403)	—	1,875	(15,403)	—
Total Assets - Asset Management	$33,695,354	$(3,900)	$108,736	$(566,433)	$2,946,461	$5,534,105	$(642)	$41,713,681	$5,514,426	$(642)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$3,504,578	$—	$28,184	$(9,210)	$512,043	$—	$(17,421)	$4,018,174	$—	$(10,683)
Structured securities	197,970	—	—	—	(19,507)	—	(2,527)	175,936	—	(30)
Total AFS fixed maturity securities	3,702,548	—	28,184	(9,210)	492,536	—	(19,948)	4,194,110	—	(10,713)
Trading fixed maturity securities:
Corporate fixed maturity securities	676,650	—	—	—	336,403	(3,696)	—	1,009,357	(4,322)	—
Structured securities	14,661	—	—	—	5,975	303	—	20,939	206	—
Total trading fixed maturity securities	691,311	—	—	—	342,378	(3,393)	—	1,030,296	(4,116)	—
Equity securities	66,660	—	—	—	—	30,369	—	97,029	30,369	—
Mortgage and other loan receivables	928,673	—	—	—	289,795	6,321	—	1,224,789	7,767	—
Other investments	437,275	—	5,003	—	12,926	36,431	—	491,635	36,006	—
Funds withheld receivable at interest	—	—	—	—	589	77,861	—	78,450	—	—
Reinsurance recoverable	—	—	—	—	—	1,288,097	—	1,288,097	—	—
Total Assets - Insurance	$5,826,467	$—	$33,187	$(9,210)	$1,138,224	$1,435,686	$(19,948)	$8,404,406	$70,026	$(10,713)

Total	$39,521,821	$(3,900)	$141,923	$(575,643)	$4,084,685	$6,969,791	$(20,590)	$50,118,087	$5,584,452	$(11,355)

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$152,355	$—	$(154,987)	$—	$(2,632)	$1,056,616	$—	$(378,456)	$—	$678,160
Credit	254,525	—	(162,001)	(267,151)	(174,627)	773,876	—	(1,047,331)	(285,013)	(558,468)
Real Assets	2,866,531	—	(780,656)	—	2,085,875	4,377,318	—	(1,282,802)	—	3,094,516
Equity Method - Other	570,347	—	(4,388)	—	565,959	612,166	—	(6,025)	—	606,141
Other Investments	67,684	—	(51,341)	—	16,343	229,560	—	(299,475)	—	(69,915)
Other Derivatives	44,423	—	—	—	44,423	55,707	—	—	—	55,707
Total Assets - Asset Management	$3,955,865	$—	$(1,153,373)	$(267,151)	$2,535,341	$7,105,243	$—	$(3,014,089)	$(285,013)	$3,806,141

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$672,049	$—	$(70,112)	$(244,904)	$357,033	$1,596,721	$—	$(128,504)	$(719,579)	$748,638
Structured securities	122,344	—	—	(165,149)	(42,805)	354,260	—	—	(168,331)	185,929
Total AFS fixed maturity securities	794,393	—	(70,112)	(410,053)	314,228	1,950,981	—	(128,504)	(887,910)	934,567
Trading fixed maturity securities:
Corporate fixed maturity securities	29,638	—	(601)	(17,042)	11,995	218,655	—	(601)	(23,627)	194,427
Structured securities	40,541	—	—	(62,697)	(22,156)	195,794	—	—	(73,747)	122,047
Total trading fixed maturity securities	70,179	—	(601)	(79,739)	(10,161)	414,449	—	(601)	(97,374)	316,474
Mortgage and other loan receivables	13,053	—	(7,302)	(80,538)	(74,787)	233,278	—	(7,302)	(97,566)	128,410
Other investments	641,557	—	(274,385)	—	367,172	2,562,037	—	(274,385)	—	2,287,652
Funds withheld receivable at interest	—	—	—	—	—	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	1,273	1,273	—	—	—	(13,102)	(13,102)
Total Assets - Insurance	$1,519,182	$—	$(352,400)	$(569,057)	$597,725	$5,160,745	$10,435	$(410,792)	$(1,095,952)	$3,664,436

Total	$5,475,047	$—	$(1,505,773)	$(836,208)	$3,133,066	$12,265,988	$10,435	$(3,424,881)	$(1,380,965)	$7,470,577

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$157,568	$—	$(71,178)	$—	$86,390	$378,912	$—	$(162,213)	$—	$216,699
Credit	1,460,388	—	(832,044)	(162,569)	465,775	2,581,179	—	(1,860,695)	(162,569)	557,915
Real Assets	1,633,412	—	(280,385)	—	1,353,027	2,557,732	—	(508,360)	—	2,049,372
Equity Method - Other	14,455	—	(23,209)	—	(8,754)	14,599	—	(177,193)	—	(162,594)
Other Investments	241,900	—	(30,495)	—	211,405	331,402	—	(56,943)	—	274,459
Other Derivatives	7,036	—	—	—	7,036	10,610	—	—	—	10,610
Total Assets - Asset Management	$3,514,759	$—	$(1,237,311)	$(162,569)	$2,114,879	$5,874,434	$—	$(2,765,404)	$(162,569)	$2,946,461

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$1,629,278	$—	$(30,928)	$(1,330,885)	$267,465	$1,916,916	$—	$(34,227)	$(1,370,646)	$512,043
Structured securities	61	—	—	(17,876)	(17,815)	71	—	—	(19,578)	(19,507)
Total AFS fixed maturity securities	1,629,339	—	(30,928)	(1,348,761)	249,650	1,916,987	—	(34,227)	(1,390,224)	492,536
Trading fixed maturity securities:
Corporate fixed maturity securities	282,507	—	—	(1,803)	280,704	339,958	—	—	(3,555)	336,403
Structured securities	31	—	—	(2,111)	(2,080)	8,141	—	—	(2,166)	5,975
Total trading fixed maturity securities	282,538	—	—	(3,914)	278,624	348,099	—	—	(5,721)	342,378
Mortgage and other loan receivables	60,043	—	(10,583)	(7,384)	42,076	315,038	—	(15,659)	(9,584)	289,795
Other investments	12,926	—	—	—	12,926	12,926	—	—	—	12,926
Funds withheld receivable at interest	—	255	—	—	255	—	589	—	—	589
Total Assets - Insurance	$1,984,846	$255	$(41,511)	$(1,360,059)	$583,531	$2,593,050	$589	$(49,886)	$(1,405,529)	$1,138,224

Total	$5,499,605	$255	$(1,278,822)	$(1,522,628)	$2,698,410	$8,467,484	$589	$(2,815,290)	$(1,568,098)	$4,084,685

	Three Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,556	$—	$—	$—	$(4,728)	$35,970	$—	$95,798	$35,970
Total Liabilities - Asset Management	$64,556	$—	$—	$—	$(4,728)	$35,970	$—	$95,798	$35,970

Insurance
Policy liabilities	$466,408	$—	$—	$—	$—	$(12,374)	$—	$454,034	$—
Closed block policy liabilities	1,269,991	—	—	—	398	(136,356)	1,876	1,135,909	—
Funds withheld payable at interest	(1,219,491)	—	—	—	—	(1,363,700)	—	(2,583,191)	—
Embedded derivative – indexed universal life products	512,015	—	—	—	(284)	(169,885)	—	341,846	—
Embedded derivative – annuity products	1,777,832	—	—	—	158,364	(506,802)	—	1,429,394	—
Total Liabilities - Insurance	$2,806,755	$—	$—	$—	$158,478	$(2,189,117)	$1,876	$777,992	$—

Total	$2,871,311	$—	$—	$—	$153,750	$(2,153,147)	$1,876	$873,790	$35,970

	Six Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$(4,728)	$36,250	$—	$95,798	$36,250
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$(4,728)	$36,250	$—	$95,798	$36,250

Insurance
Policy liabilities	$519,454	$—	$—	$—	$—	$(65,420)	$—	$454,034	$—
Closed block policy liabilities	1,350,224	—	—	—	(12,972)	(207,079)	5,736	1,135,909	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(2,544,135)	—	(2,583,191)	—
Embedded derivative – indexed universal life products	557,276	—	—	—	3,018	(218,448)	—	341,846	—
Embedded derivative – annuity products	1,983,949	—	—	—	265,666	(820,221)	—	1,429,394	—
Total Liabilities - Insurance	$4,361,412	$—	$—	$—	$266,147	$(3,855,303)	$5,736	$777,992	$—

Total	$4,425,688	$—	$—	$—	$261,419	$(3,819,053)	$5,736	$873,790	$36,250

	Three Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$35,637	$—	$—	$—	$(539)	$4,952	$—	$40,050	$4,952
Total Liabilities - Asset Management	$35,637	$—	$—	$—	$(539)	$4,952	$—	$40,050	$4,952

Insurance
Policy liabilities	$565,642	$—	$—	$—	$—	$(17,265)	$—	$548,377	$—
Closed block policy liabilities	1,366,879	—	—	—	—	(29,164)	3,547	1,341,262	—
Funds withheld payable at interest	(313,230)	—	—	—	—	368,402	—	55,172	—
Embedded derivative – indexed universal life products	434,242	—	—	—	430	60,681	—	495,353	—
Embedded derivative – annuity products	984,910	—	—	—	81,292	455,245	—	1,521,447	—
Total Liabilities - Insurance	$3,038,443	$—	$—	$—	$81,722	$837,899	$3,547	$3,961,611	$—

Total	$3,074,080	$—	$—	$—	$81,183	$842,851	$3,547	$4,001,661	$4,952

	Six Months Ended June 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$628	$(6,918)	$—	$40,050	$(6,918)
Total Liabilities - Asset Management	$46,340	$—	$—	$—	$628	$(6,918)	$—	$40,050	$(6,918)

Insurance
Policy liabilities	$637,800	$—	$—	$—	$—	$(89,423)	$—	$548,377	$—
Closed block policy liabilities	1,395,746	—	—	—	—	(55,146)	662	1,341,262	—
Funds withheld payable at interest	59,230	—	—	—	—	(4,058)	—	55,172	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(501)	109,108	—	495,353	—
Embedded derivative – annuity products	1,024,601	—	—	—	126,101	370,745	—	1,521,447	—
Total Liabilities - Insurance	$3,504,123	$—	$—	$—	$125,600	$331,226	$662	$3,961,611	$—

Total	$3,550,463	$—	$—	$—	$126,228	$324,308	$662	$4,001,661	$(6,918)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$17,090	$(21,818)	$(4,728)	$17,090	$(21,818)	$(4,728)
Total Liabilities - Asset Management	$17,090	$(21,818)	$(4,728)	$17,090	$(21,818)	$(4,728)

Insurance
Closed block policy liabilities	$—	$398	$398	$—	$(12,972)	$(12,972)
Funds withheld payable at interest	—	—	—	10,435	—	10,435
Embedded derivative – indexed universal life products	3,391	(3,675)	(284)	12,376	(9,358)	3,018
Embedded derivative – annuity products	158,364	—	158,364	265,666	—	265,666
Total Liabilities - Insurance	$161,755	$(3,277)	$158,478	$288,477	$(22,330)	$266,147

Total	$178,845	$(25,095)	$153,750	$305,567	$(44,148)	$261,419

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$(539)	$(539)	$1,167	$(539)	$628
Total Liabilities - Asset Management	$—	$(539)	$(539)	$1,167	$(539)	$628

Insurance
Embedded derivative – indexed universal life products	$4,471	$(4,041)	$430	$10,078	$(10,579)	$(501)
Embedded derivative – annuity products	81,292	—	81,292	126,101	—	126,101
Total Liabilities - Insurance	$85,763	$(4,041)	$81,722	$136,179	$(10,579)	$125,600

Total	$85,763	$(4,580)	$81,183	$137,346	$(11,118)	$126,228

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

The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of June 30, 2022. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value June 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$22,918,721

Private Equity	$20,310,355	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.8%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	30.2%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	68.3%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	1.5%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.5x	8.0x - 43.6x	Increase
			Enterprise Value/Forward EBITDA Multiple	14.2x	6.6x - 25.1x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.6%	6.3% - 13.8%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.5x	6.0x - 27.6x	Increase

Growth Equity	$2,608,366	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.2%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	28.9%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	2.6%	0.0% - 50.0%	(5)
			Weight Ascribed to Milestones	68.5%	0.0% - 100.0%	(6)

Level III Assets	Fair Value June 30, 2022		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

			Scenario Weighting	Base	75.2%	50.0% - 80.0%	Increase
				Downside	5.4%	0.0% - 15.0%	Decrease
				Upside	19.4%	10.0% - 35.0%	Increase

Credit	$4,927,912		Yield Analysis	Yield	10.1%	6.1% - 40.8%	Decrease
				Net Leverage	6.3x	0.3x - 32.1x	Decrease
				EBITDA Multiple	12.4x	0.5x - 33.0x	Increase

Real Assets	$15,951,741

Energy	$1,881,604		Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	43.0%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	57.0%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	5.4x	5.4x - 5.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	5.1x	3.4x - 5.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.6%	10.2% - 14.0%	Decrease
				Average Price Per BOE (8)	$56.33	$51.06 - $70.95	Increase

Infrastructure	$5,614,151		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.0%	5.0% - 5.0%	Decrease
				Weight Ascribed to Market Comparables	3.5%	0.0% - 75.0%	(4)
				Weight Ascribed to Discounted Cash Flow	63.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	32.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/Forward EBITDA Multiple	11.0x	11.0x - 11.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.7%	5.6% - 9.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	13.0x	13.0x - 13.0x	Increase

Real Estate	$8,455,986		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	20.0%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	70.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	10.0%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	4.6%	3.5% - 7.4%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.2%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,474,357		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	31.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	16.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	51.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.5x	5.4x - 19.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.7x	3.4x - 19.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.1%	6.4% - 17.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.2x	6.0x - 15.0x	Increase

Other Investments	$2,934,772	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	11.0%	9.0% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	35.4%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	9.3%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.6x	6.8x - 11.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.6x	6.0x - 18.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.4%	9.3% - 20.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	9.6x	5.5x - 18.3x	Increase

INSURANCE

Corporate fixed maturity securities	$2,085,800		Discounted cash flow	Discount Spread	2.77%	—% - 5.73%	Decrease

Structured securities	$115,361		Discounted cash flow	Discount Spread	3.52%	3.00% - 6.30%	Decrease

Level III Assets	Fair Value June 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

			Constant Prepayment Rate	7.31%	5.00% - 15.00%	Increase/Decrease
			Constant Default Rate	1.19%	1.00% - 2.50%	Decrease
			Loss Severity		100%	Decrease

Other investments	$1,576,045	Direct capitalization	Current Capitalization Rate		5.45%	Decrease
			Vacancy rate		3.00%	Decrease
		Discounted cash flow	Yield		8%	Decrease
			Rate	5.12%	5.00% - 5.25%	Decrease
			Terminal capitalization rate	3.97%	3.70% - 4.25%	Decrease

Funds withheld receivable at interest	$(25,166)	Discounted cash flow	Duration/Weighted Average Life	8.9 years	0.0 years - 21.2 years	Increase
			Contractholder Persistency	7.33%	4.50% - 17.50%	Increase
			Nonperformance Risk		0.94% - 1.99%	Decrease

Reinsurance recoverable	$1,103,684	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $5.26 and $78.00 per policy, increased by inflation.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
			Cost of capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase
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

Level III Liabilities	Fair Value June 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$95,798	Yield Analysis	Yield	8.2%	4.9% - 10.8%	Decrease

INSURANCE

Policy liabilities	$454,034	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate		0.94% - 2.37%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		3.67% - 5.99%	Increase
			Mortality Rate		3.64% - 8.67%	Increase

Closed block policy liabilities	$1,135,909	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $5.26 and $78.00 per policy, increased by inflation.	Increase
		Nonperformance Risk			0.94% - 1.99%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase

Funds withheld payable at interest	$(2,583,191)	Discounted cash flow	Duration/Weighted Average Life	9.0 years	0.0 years - 18.9 years	Decrease
			Contractholder Persistency	7.33%	4.50% - 17.50%	Decrease
			Nonperformance Risk		0.94% - 1.99%	Decrease

Embedded derivative – indexed universal life products	$341,846	Policy persistency is a significant unobservable input.	Lapse Rate		3.95%	Decrease
			Mortality Rate		0.73%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.65%	Increase
			Nonperformance Risk		0.94% - 1.99%	Decrease

Level III Liabilities	Fair Value June 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Embedded derivative – annuity products	$1,429,394	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	4.04%		Decrease
			Variable annuity	4.24%	2.38% - 34.71%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	11.05%		Decrease
			Variable annuity		3.52% - 39.96%	Decrease
			Mortality Rate:
			Fixed-indexed annuity	2.02%		Decrease
			Variable annuity		1.40% - 7.43%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.54%		Increase
			Fixed-indexed annuity	2.14%		Increase
			Variable annuity	n/a
			Nonperformance Risk		0.94% - 1.99%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of June 30, 2022 and December 31, 2021:

		Fair Value Hierarchy
As of June 30, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$33,794,877	$—	$—	$32,444,063	$32,444,063
Policy loans	820,964	—	—	766,967	766,967
FHLB common stock and other investments	168,732	—	—	168,732	168,732
Funds withheld receivables at interest	2,935,872	—	2,935,872	—	2,935,872
Cash and cash equivalents	5,130,193	5,130,193	—	—	5,130,193
Restricted cash and cash equivalents	350,699	350,699	—	—	350,699
Total financial assets	$43,201,337	$5,480,892	$2,935,872	$33,379,762	$41,796,526
Financial liabilities:
Insurance
Other contractholder deposit funds	$36,466,514	$—	$34,302,498	$—	$34,302,498
Supplementary contracts without life contingencies	11,882	—	—	12,078	12,078
Funding agreements	2,556,464	—	—	2,499,697	2,499,697
Funds withheld payables at interest	24,673,287	—	24,673,287	—	24,673,287
Debt obligations	1,975,473	—	—	1,650,453	1,650,453
Securities sold under agreements to repurchase	804,816	—	804,816	—	804,816
Total financial liabilities	$66,488,436	$—	$59,780,601	$4,162,228	$63,942,829

		Fair Value Hierarchy
As of December 31, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$28,044,085	$—	$—	$28,645,675	$28,645,675
Policy loans	765,310	—	—	754,530	754,530
FHLB common stock and other investments	171,842	—	—	171,842	171,842
Funds withheld receivables at interest	2,967,708	—	2,967,708	—	2,967,708
Cash and cash equivalents	3,391,934	3,391,934	—	—	3,391,934
Restricted cash and cash equivalents	300,404	300,404	—	—	300,404
Total financial assets	$35,641,283	$3,692,338	$2,967,708	$29,572,047	$36,232,093
Financial liabilities:
Insurance
Other contractholder deposit funds	$30,295,965	$—	$28,419,520	$—	$28,419,520
Supplementary contracts without life contingencies	31,118	—	—	31,311	31,311
Funding agreements	2,566,410	—	—	2,549,494	2,549,494
Funds withheld payables at interest	23,509,744	—	23,509,744	—	23,509,744
Debt obligations	1,908,006	—	—	1,953,631	1,953,631
Securities sold under agreements to repurchase	300,446	—	300,446	—	300,446
Total financial liabilities	$58,611,689	$—	$52,229,710	$4,534,436	$56,764,146

11. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2022	December 31, 2021
Assets
Asset Management
Credit	$655,926	$2,019,229
Investments of Consolidated CFEs	21,817,361	22,076,809
Real Assets	207,073	182,858
Equity Method - Other	2,242,852	1,601,515
Other Investments	82,121	197,675
Total Asset Management	$25,005,333	$26,078,086
Insurance
Mortgage and other loan receivables	$905,663	$832,674
Other investments	184,109	147,811
Reinsurance recoverable	1,103,684	1,293,791
Total Insurance	$2,193,456	$2,274,276

Total Assets	$27,198,789	$28,352,362

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$21,091,977	$21,271,084
Total Asset Management	$21,091,977	$21,271,084
Insurance
Policy liabilities	$1,589,943	$1,869,678
Total Insurance	$1,589,943	$1,869,678

Total Liabilities	$22,681,920	$23,140,762

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(24,442)	$83	$(24,359)	$(2,152)	$26,649	$24,497
Investments of Consolidated CFEs	205	(1,474,681)	(1,474,476)	24,384	60,645	85,029
Real Assets	—	(470)	(470)	128	10,130	10,258
Equity Method - Other	18,514	(125,423)	(106,909)	74,128	(36,419)	37,709
Other Investments	(186)	1,136	950	356	9,561	9,917
Total Asset Management	$(5,909)	$(1,599,355)	$(1,605,264)	$96,844	$70,566	$167,410
Insurance
Mortgage and other loan receivables	$—	$(26,780)	$(26,780)	$—	$(1,731)	$(1,731)
Other investments	—	10,094	10,094	—	31,704	31,704
Total Insurance	$—	$(16,686)	$(16,686)	$—	$29,973	$29,973

Total Assets	$(5,909)	$(1,616,041)	$(1,621,950)	$96,844	$100,539	$197,383

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$—	$1,329,624	$1,329,624	$1,510	$(27,574)	$(26,064)
Total Asset Management	$—	$1,329,624	$1,329,624	$1,510	$(27,574)	$(26,064)
Insurance
Policy liabilities	$—	$1,638	$1,638	$—	$(19,888)	$(19,888)
Total Insurance	$—	$1,638	$1,638	$—	$(19,888)	$(19,888)

Total Liabilities	$—	$1,331,262	$1,331,262	$1,510	$(47,462)	$(45,952)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(61,957)	$(15,751)	$(77,708)	$(17,841)	$7,904	$(9,937)
Investments of Consolidated CFEs	3,154	(1,744,229)	(1,741,075)	21,756	188,788	210,544
Real Assets	85	24,215	24,300	175	10,857	11,032
Equity Method - Other	2,181	(170,891)	(168,710)	75,112	192,662	267,774
Other Investments	6,122	(6,549)	(427)	5,406	16,565	21,971
Total Asset Management	$(50,415)	$(1,913,205)	$(1,963,620)	$84,608	$416,776	$501,384
Insurance
Mortgage and other loan receivables	$—	$(53,795)	$(53,795)	$—	$5,830	$5,830
Other investments	—	37,831	37,831	—	35,570	35,570
Total Insurance	$—	$(15,964)	$(15,964)	$—	$41,400	$41,400

Total Assets	$(50,415)	$(1,929,169)	$(1,979,584)	$84,608	$458,176	$542,784

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(785)	$1,555,682	$1,554,897	$(538)	$(71,670)	(72,208)
Total Asset Management	$(785)	$1,555,682	$1,554,897	$(538)	$(71,670)	$(72,208)
Insurance
Policy liabilities	$—	$44,057	$44,057	$—	$(85,721)	$(85,721)
Total Insurance	$—	$44,057	$44,057	$—	$(85,721)	$(85,721)

Total Liabilities	$(785)	$1,599,739	$1,598,954	$(538)	$(157,391)	$(157,929)

12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

	Six Months Ended June 30,
	2022	2021
Balance, as of beginning of period	$447,886	$—
Acquisition/reinsurance	—	1,271
Deferrals	244,180	202,037
Amortized to expense during the period(1)	(40,781)	(5,331)
Adjustment for unrealized investment-related losses (gains) during the period	(27,409)	1,892
Balance, as of end of period	$623,876	$199,869

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

	Six Months Ended June 30,
	2022	2021
Balance, as of beginning of period	$959,263	$1,024,520
Amortized to expense during the period(1)	(34,232)	(30,247)
Balance, as of end of period	$925,031	$994,273

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the negative VOBA liability:

	Six Months Ended June 30,
	2022	2021
Balance, as of beginning of period	$1,118,716	$1,273,414
Amortized to expense during the period(1)	(69,542)	(76,087)
Balance, as of end of period	$1,049,174	$1,197,327

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

	Six Months Ended June 30,
	2022	2021
Balance, as of beginning of period	$33,603	$—
Deferrals	34,753	25,004
Amortized to revenue during the period(1)	(14,076)	(1,508)
Adjustment for unrealized investment-related gains during the period	(54,280)	(434)
Balance, as of end of period	$—	$23,062

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

The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	June 30, 2022	December 31, 2021
Policy liabilities:
Direct	$69,934,164	$67,131,818
Assumed	63,813,316	59,388,226
Total policy liabilities	133,747,480	126,520,044
Ceded(1)	(26,253,113)	(25,035,228)
Net policy liabilities	$107,494,367	$101,484,816

(1)Reported within reinsurance recoverable within the consolidated statements of financial condition.

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

	As of June 30, 2022			As of December 31, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$22,380	$—	$22,380	$7,911	$—	$7,911
A+	1,960,879	—	1,960,879	1,989,426	—	1,989,426
A	2,414,334	—	2,414,334	2,652,286	—	2,652,286
A-	5,527,655	4,542,105	985,550	5,645,633	5,166,559	479,074
B++	39,564	—	39,564	33,410	—	33,410
B+	1,383	—	1,383	1,122	—	1,122
B	7,618	—	7,618	9,227	—	9,227
B-	1,509	—	1,509	1,274	—	1,274
Not rated(5)	19,264,999	17,526,811	1,738,188	17,698,613	18,323,795	—
Total	$29,240,321	$22,068,916	$7,171,405	$28,038,902	$23,490,354	$5,173,730

(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $79.0 million and $8.4 million as of June 30, 2022 and December 31, 2021, respectively, held against reinsurance recoverable.
(5)Includes $19.2 billion and $17.7 billion as of June 30, 2022 and December 31, 2021, respectively, associated with cessions to Ivy Re Limited and Ivy Re II Limited (the “Ivy Vehicles”), which are unaffiliated co-investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of June 30, 2022 and December 31, 2021, Global Atlantic had $2.9 billion and $3.0 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts, respectively. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net premiums:
Direct	$28,033	$32,275	$64,606	$46,450
Assumed(1)	302,359	589,443	703,874	1,870,196
Ceded	(555,894)	(1,073,851)	(621,838)	(1,192,637)
Net premiums	$(225,502)	$(452,133)	$146,642	$724,009

(1)Includes related party activity of $6.1 million and $8.7 million for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Policy fees:
Direct	$244,844	$232,881	$485,835	$381,881
Assumed(1)	91,737	79,762	169,515	132,717
Ceded	(10,874)	(381)	(11,207)	(653)
Net policy fees	$325,707	$312,262	$644,143	$513,945

(1)Includes related party activity of $4.1 million and $6.2 million for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net policy benefits and claims:
Direct	$30,428	$1,259,707	$266,032	$1,442,508
Assumed(1)	429,343	265,392	1,033,576	1,732,519
Ceded	(505,178)	(1,113,900)	(618,955)	(1,278,510)
Net policy benefits and claims	$(45,407)	$411,199	$680,653	$1,896,517

(1)Includes related party activity of $53.2 million and $76.2 million for the three and six months ended June 30, 2021, respectively.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $24.5 billion and $23.4 billion of collateral in the form of funds withheld payable on behalf of our reinsurers as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, reinsurers held collateral of $1.4 billion and $1.3 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of June 30, 2022 and December 31, 2021, these trusts held in excess of the $60.0 billion and $55.2 billion of assets it is required to hold in order to support reserves of $60.2 billion and $55.8 billion, respectively. Of the cash held in trust, Global Atlantic classified $63.8 million and $149.3 million as restricted as of June 30, 2022 and December 31, 2021, respectively.

14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three and six months ended June 30, 2022 and 2021, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$(827,934)	$1,277,672	$(901,704)	$2,921,917
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	17,250	—	34,500
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$(827,934)	$1,294,922	$(901,704)	$2,956,417

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	680,747,047	582,398,367	636,719,538	579,578,831
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$(1.22)	$2.19	$(1.42)	$5.04

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	680,747,047	582,398,367	636,719,538	579,578,831
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	—	21,169,393	—	19,267,198
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	26,822,600	—	26,822,600
Weighted Average Shares of Common Stock Outstanding - Diluted	680,747,047	630,390,360	636,719,538	625,668,629
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$(1.22)	$2.05	$(1.42)	$4.73
(1)    For the three and six months ended June 30, 2022 , the impact of Series C Mandatory Convertible Preferred Stock is excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such shares would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the three and six months ended June 30, 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $17.3 million and $34.5 million, respectively, of Series C Mandatory Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)    For the three and six months ended June 30, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the three and six months ended June 30, 2021, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equityholders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

The adoption of ASU 2020-06 in 2022 did not result in a material impact to the calculation of the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted. For three and six months ended June 30, 2021, the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted was unchanged by the adoption of ASU 2020-06, and there was no impact to previously reported amounts.

Exchangeable Securities

For the three and six months ended June 30, 2022 and 2021, KKR Holdings units and RHUs (as defined in Note 19—Equity Based Compensation) have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. As of May 31, 2022, there are no outstanding KKR Holdings units. See Note 1 "Organization".

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted Average KKR Holdings Units	173,365,106	272,287,730	215,809,830	273,511,107
Weighted Average RHUs	2,453,841	1,222,489	1,918,224	1,080,653
Total	175,818,947	273,510,219	217,728,054	274,591,760

Market Condition Awards

For the three and six months ended June 30, 2022 and 2021, 17.0 million, 17.0 million, 16.5 million and 13.3 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation."

15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2022	December 31, 2021
Asset Management
Unsettled Investment Sales (1)	$177,213	$182,267
Receivables	46,804	81,133
Due from Broker (2)	4,906	365,053
Deferred Tax Assets, net (See Note 18)	99,402	85,770
Interest Receivable	147,178	144,221
Fixed Assets, net (3)	828,413	820,143
Foreign Exchange Contracts and Options (4)	552,814	590,637
Goodwill (5)	576,886	83,500
Intangible Assets	1,689,028	5,575
Derivative Assets	65,100	491
Prepaid Taxes	140,297	93,296
Prepaid Expenses	50,517	29,290
Operating Lease Right of Use Assets (6)	251,260	228,363
Deferred Financing Costs	17,807	17,953
Other	150,904	158,621
Total Asset Management	$4,798,529	$2,886,313

Insurance
Unsettled Investment Sales(1)	$2,321,020	$941,427
Deferred Tax Assets, net	2,241,589	755,876
Derivative Assets	629,413	1,295,950
Accrued Investment Income	909,493	817,486
Goodwill (8)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(7)	285,000	293,824
Operating Lease Right of Use Assets(6)	179,985	160,888
Premiums and Other Account Receivables	124,310	86,524
Other	136,294	96,093
Current Income Tax Recoverable	188,163	103,954
Total Insurance	$7,516,763	$5,053,518

Total Other Assets	$12,315,292	$7,939,831
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $167.1 million and $141.6 million as of June 30, 2022 and December 31, 2021, respectively. Depreciation and amortization expense of $12.9 million, $25.6 million, $11.3 million and $22.3 million for the three and six months ended June 30, 2022 and 2021, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
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
(5)As of June 30, 2022, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $13.2 million, $25.4 million, $13.7 million and $25.2 million for the three and six months ended June 30, 2022 and 2021, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three and six months ended June 30, 2022 and 2021, the operating lease cost was $5.9 million, $11.9 million, $4.0 million and $6.6 million, respectively. Insurance lease right-of-use assets are reported net of $22.4 million and $22.7 million in deferred rent and lease incentives as of June 30, 2022 and December 31, 2021, respectively.
(7)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 16 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million, $8.8 million, $4.9 million and $7.4 million for the three and six months ended June 30, 2022 and 2021, respectively.
(8)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million. The insurance segment reported a negative equity carrying amount as of June 30, 2022 primarily due to unrealized losses on available-for-sale fixed maturity investment portfolio. Global Atlantic does not expect these unrealized losses to be realized as it intends to hold these investments to maturity as part of its asset liability cash-flow matching strategy. KKR evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired.

Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2022	December 31, 2021
Asset Management
Amounts Payable to Carry Pool (1)	$2,474,843	$3,650,312
Unsettled Investment Purchases (2)	822,788	1,315,163
Securities Sold Short (3)	85,837	249,383
Derivative Liabilities	20,500	45,003
Accrued Compensation and Benefits	720,447	210,789
Interest Payable	208,860	162,801
Foreign Exchange Contracts and Options (4)	197,963	319,511
Accounts Payable and Accrued Expenses	209,962	187,564
Taxes Payable	53,104	42,745
Uncertain Tax Positions	56,008	78,226
Unfunded Revolver Commitments	95,798	64,276
Operating Lease Liabilities (5)	255,288	230,995
Deferred Tax Liabilities, net (See Note 18)	2,082,183	900,436
Other Liabilities	177,672	439,693
Total Asset Management	$7,461,253	$7,896,897

Insurance
Unsettled Investment Purchases(2)	$2,297,813	$395,722
Collateral on Derivative Instruments	335,546	1,086,061
Accrued Expenses	870,062	747,237
Securities Sold Under Agreements to Repurchase	804,816	300,446
Derivative Liabilities	664,476	145,163
Accrued Employee Related Expenses	274,858	280,668
Operating Lease Liabilities(5)	199,930	180,574
Tax Payable to Former Parent Company	65,619	74,423
Interest Payable	12,930	12,930
Accounts and Commissions Payable	8,977	26,054
Other Tax Related Liabilities	6,757	14,288
Total Insurance	$5,541,784	$3,263,566

Total Accrued Expenses and Other Liabilities	$13,003,037	$11,160,463
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 13 years, some of which include options to extend the leases for up to 5 years. The weighted average remaining lease terms were 9.2 years and 9.5 years as of June 30, 2022 and December 31, 2021, respectively. The weighted average discount rates were 1.3% and 1.2% as of June 30, 2022 and December 31, 2021, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 6.7 years and 7.8 years as of June 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 3.1% and 2.9% as of June 30, 2022 and December 31, 2021, respectively. The weighted average remaining lease term for land was 26.9 years and 27.9 years as of June 30, 2022 and December 31, 2021, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2022, KKR's commitments to these unconsolidated investment funds were $4.8 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2022. Additionally, Global Atlantic also has unfunded commitments of $25.1 million in relation to other limited partnership interests as of June 30, 2022.
As of June 30, 2022 and December 31, 2021, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2022	December 31, 2021
Investments - Asset Management	$8,130,792	$11,539,945
Due from (to) Affiliates, net	1,350,747	1,046,210
Maximum Exposure to Loss - Asset Management	$9,481,539	$12,586,155

Other Investment in Partnership - Insurance	$212,068	$190,106
Investment in Renewable Partnerships - Insurance	30,117	30,760
Maximum Exposure to Loss - Insurance	$242,185	$220,866

Total Maximum Exposure to Loss	$9,723,724	$12,807,021

17. DEBT OBLIGATIONS

Asset Management Debt Obligations

In Asset Management, KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN. From time to time, KKR may provide credit support for the debt obligations of its subsidiaries.

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

In certain other cases, investments and other assets held directly by majority-owned consolidated investment vehicles and other entities have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments or assets serving as collateral or the capital that KKR has committed to fund such investment vehicles. Such borrowings have varying maturities and generally bear interest at fixed rates.

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

KKR's Asset Management debt obligations consisted of the following:

		June 30, 2022			December 31, 2021
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,000,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		723,065	—	—	728,799	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $183.3 million) 0.509% Notes Due 2023	(4)	—	183,031	183,047	—	216,881	216,818
KKR ¥5 billion (or $36.7 million) 0.764% Notes Due 2025	(4)	—	36,339	36,535	—	43,082	43,452
KKR ¥36.4 billion (or $266.8 million) 1.054% Notes Due 2027	(4)	—	265,379	266,345	—	—	—
KKR €650 million (or $681.8 million) 1.625% Notes Due 2029	(5)	—	675,418	577,547	—	729,048	776,926
KKR $750 million 3.750% Notes Due 2029	(4)	—	743,778	701,760	—	743,333	825,540
KKR ¥4.9 billion (or $35.9 million) 1.244% Notes Due 2029	(4)	—	35,394	35,702	—	—	—
KKR $750 million 4.850% Notes Due 2032	(4)	—	741,211	736,748	—	—	—
KKR ¥6.2 billion (or $45.4 million) 1.437% Notes Due 2032	(4)	—	44,851	44,937	—	—	—
KKR ¥7.5 billion (or $55.0 million) 1.553% Notes Due 2034	(4)	—	54,301	54,057	—	—	—
KKR ¥5.5 billion (or $40.3 million) 1.795% Notes Due 2037	(4)	—	39,701	39,456	—	—	—
KKR ¥10.3 billion (or $75.5 million) 1.595% Notes Due 2038	(4)	—	74,528	71,500	—	88,505	92,198
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,722	497,595	—	491,153	661,351
KKR $1.0 billion 5.125% Notes Due 2044 (6)	(4)	—	961,894	919,375	—	951,462	1,237,888
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,619	382,760	—	492,486	535,550
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	736,196	567,165	—	735,905	784,650
KKR $750 million 3.250% Notes Due 2051	(4)	—	739,657	535,470	—	739,481	747,900
KKR $500 million 4.625% Notes Due 2061	(5)	—	486,222	370,800	—	486,044	523,200
KFN $500 million 5.500% Notes Due 2032	(2)	—	495,269	439,034	—	495,025	487,779
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,713	101,832	—	118,654	115,535
KFN $70 million 5.400% Notes Due 2033	(2)	—	69,003	60,279	—	68,957	68,532
KFN Issued Junior Subordinated Notes (3)	(2)	—	236,799	188,082	—	236,138	178,335
		2,473,065	7,722,025	6,810,026	2,478,799	6,636,154	7,295,654

Other Debt Obligations(6)		5,843,563	29,455,449	29,455,449	4,941,755	30,033,601	30,033,601

		$8,316,628	$37,177,474	$36,265,475	$7,420,554	$36,669,755	$37,329,255

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
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 2.6% and 2.6% and the weighted average years to maturity is 14.3 years and 14.8 years as of June 30, 2022 and December 31, 2021, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of June 30, 2022 and December 31, 2021, the borrowing outstanding reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

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

KKR Issued Yen Senior Notes

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

Each of the Yen Notes bear interest at the following rates and will mature on the following dates unless earlier redeemed. The 2027 Yen Notes bear interest at a rate of 1.054% per annum and will mature on April 26, 2027. The 2029 Yen Notes bear interest at a rate of 1.244% per annum and will mature on April 26, 2029. The 2032 Yen Notes bear interest at a rate of 1.437% per annum and will mature on April 26, 2032. The 2034 Yen Notes bear interest at a rate of 1.553% per annum and will mature on April 26, 2034. The 2037 Yen Notes bear interest at a rate of 1.795% per annum and will mature on April 24, 2037. Interest on the Yen Notes accrues from April 26, 2022 and is payable semi-annually in arrears on April 26 and October 26 of each year, commencing on October 26, 2022 and ending on the applicable maturity date. The Yen Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. XI LLC. The Yen Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The indenture governing the Yen Notes includes covenants, including limitations on KKR Group Finance Co. XI LLC’s and the Guarantors’ ability, subject to exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture governing the Yen Notes also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Yen Notes may declare the Yen Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Yen Notes and any accrued and unpaid interest on the Yen Notes automatically become due and payable. KKR Group Finance Co. XI LLC may redeem the Yen Notes at its option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the Yen Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date fixed for redemption, at any time, in the event of certain changes affecting taxation as provided in the indenture governing the Yen Notes. If a change of control repurchase event occurs, the Yen Notes are subject to repurchase by KKR Group Finance Co. XI LLC at a repurchase price in cash equal to 101% of the aggregate principal amount of the Yen Notes repurchased plus any accrued and unpaid interest on the Yen Notes repurchased to, but not including, the date of repurchase.

KKR Issued 4.850% Senior Notes Due 2032

On May 17, 2022, KKR Group Finance Co. XII LLC, an indirect subsidiary of KKR & Co. Inc., issued $750 million aggregate principal amount of its 4.850% Senior Notes due 2032 (the “KKR 2032 Senior Notes”). The KKR 2032 Senior Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.

The KKR 2032 Senior Notes bear interest at a rate of 4.850% per annum and will mature on May 17, 2032 unless redeemed earlier. Interest on the KKR 2032 Senior Notes accrues from May 17, 2022 and is payable semi-annually in arrears on May 17 and November 17 of each year, commencing on November 17, 2022. The KKR 2032 Senior Notes are unsecured and unsubordinated obligations of the issuer. The KKR 2032 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.

The indenture governing the KKR 2032 Senior Notes includes covenants, including limitations on the issuer’s and the guarantors’ ability, subject to exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture governing the KKR 2032 Senior Notes also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding KKR 2032 Senior Notes may declare the KKR 2032 Senior Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the KKR 2032 Senior Notes and any accrued and unpaid interest on the KKR 2032 Senior Notes automatically become due and payable. Prior to February 17, 2032 (three months prior to the maturity date of the KKR 2032 Senior Notes), all or a portion of the KKR 2032 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the KKR 2032 Senior Notes. On or after February 17, 2032 (three months prior to the maturity date of the KKR 2032 Senior Notes), the KKR 2032 Senior Notes may be redeemed at the issuer’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest on the KKR 2032 Senior Notes redeemed to, but not including, the date of redemption. If a change of control repurchase event occurs, the KKR 2032 Senior Notes are subject to repurchase by the issuer at a repurchase price in cash equal to 101% of the aggregate principal amount of the KKR 2032 Senior Notes repurchased plus any accrued and unpaid interest on the KKR 2032 Senior Notes repurchased to, but not including, the date of repurchase.

Other Asset Management Debt Obligations

As of June 30, 2022, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$5,843,563	$8,363,472	$8,363,472	3.7%	5.0
Debt Obligations of Consolidated CLOs	—	21,091,977	21,091,977	(2)	10.3
	$5,843,563	$29,455,449	$29,455,449

(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.2 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 2.5%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2022, the fair value of the consolidated CLO assets was $22.7 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	June 30, 2022			December 31, 2021
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$800,000	$200,000	$200,000	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	453,790		500,000	539,350
Global Atlantic senior notes, due June 2031		650,000	517,762		650,000	644,800
Global Atlantic subordinated debentures, due October 2051		750,000	603,428		750,000	761,475
		2,100,000	$1,774,980		1,900,000	$1,945,625
Purchase accounting adjustments(1)		44,841			51,050
Debt issuance costs, net of accumulated amortization		(18,152)			(18,675)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(151,216)			(24,369)
		$1,975,473			$1,908,006

(1)The amortization of the purchase accounting adjustments was $0.8 million, $6.2 million, $1.2 million and $3.2 million for the three and six months ended June 30, 2022 and 2021, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Debt Covenants

Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2022. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of June 30, 2022.

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
The effective tax rates were 7.1%, 14.8%, 7.5% and 8.7% for the three and six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate primarily because a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR's principals or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pretax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. As of June 30, 2022, $19.9 million of deferred tax assets are not considered to be more likely than not to be realized prior to the expiration of the related loss carryforwards. For that portion of the total deferred tax asset, a valuation allowance has been recorded.

During the three months ended June 30, 2022, there was no change to KKR’s uncertain tax positions. During the six months ended June 30, 2022, there was a decrease of $21.2 million to KKR’s uncertain tax positions primarily due to the settlement of state tax audits conducted for the years ended 2010 through 2014.
As a result of the Reorganization Mergers (see Note 1 "Organization"), KKR recorded additional deferred tax liabilities of $1,093 million with a corresponding decrease to Additional Paid-in Capital during the three months ended June 30, 2022.

19. EQUITY BASED COMPENSATION
Asset Management

KKR Equity Incentive Plan Awards
For the three and six months ended June 30, 2022 and 2021, KKR recorded equity based compensation expense of $112.6 million, $227.7 million, $61.8 million and $126.3 million, respectively. For the three and six months ended June 30, 2022 and 2021, $2.2 million, $4.3 million, $0.3 million and $0.5 million of equity based compensation related to our insurance business, respectively.
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of June 30, 2022, 73,087,017 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units ("RSUs") that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units ("RHUs") that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.

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
As of June 30, 2022, there was approximately $528.6 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.9 years.

A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2022 through June 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	19,307,041	$41.21
Granted	504,772	64.46
Vested	(3,846,328)	33.51
Forfeitures	(227,218)	46.96
Balance, June 30, 2022	15,738,267	$43.75
Market Condition Awards
Under the Equity Incentive Plans, KKR also grants RSUs and RHUs that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards") for certain employees. The following is a discussion of Market Condition Awards excluding the Co-CEO Awards, except where discussed below.

The number of Market Condition Awards (other than the Co-CEO awards) that will vest depend upon (i) the market price of KKR common stock reaching certain price targets that range from $45.00 to $140.00 and (ii) the employee being employed by KKR on a certain date, which typically is five and a half years from the date of grant (with exceptions for involuntary termination without cause, death and permanent disability). The market price vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. Holders of the Market Condition Awards do not participate in dividends until such awards have met both their service-based and market price based vesting requirements. Additionally, these awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.

Due to the existence of the service requirement, the vesting period for these Market Condition Awards (other than the Co-CEO awards) is explicit, and as such, compensation expense will be recognized on (i) a straight-line basis over the period from the date of grant through the date the award recipient is required to be employed by KKR and (ii) assumes a forfeiture rate of up to 7% annually based upon expected turnover. The fair value of the awards granted are based on a Monte-Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met all of their vesting requirements.

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
As of June 30, 2022, there was approximately $349.3 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.9 years.

A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2022 through June 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	21,370,847	$25.03
Granted	350,000	66.80
Vested	(175,000)	19.87
Forfeitures	(387,887)	20.79
Balance, June 30, 2022	21,157,960	$25.84
As of June 30, 2022, 19.5 million of these Market Condition awards have met their market price based vesting condition.
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

As of June 30, 2022, there was approximately $653.1 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from July 1, 2022 to December 31, 2026. As of June 30, 2022, none of these Co-CEO awards have met their market price based vesting condition.

KKR Holdings Awards

For the three and six months ended June 30, 2022 and 2021, KKR recorded equity based compensation expense of $80.5 million, $100.3 million, $10.2 million and $26.5 million, respectively.
On October 8, 2021, as part of the transactions contemplated by the Reorganization Mergers, of the 3.3 million outstanding KKR Holdings units that remained unallocated, KKR Holdings allocated 1,150,000 KKR Holdings units to each of KKR’s Co-CEOs, of which 70% vested immediately, on October 8, 2021, and the remaining 30% were subject to forfeiture if such Co-CEO is not employed by KKR on October 1, 2022 (except in the case of death or permanent disability). These KKR Holdings units were subject to customary one- and two-year transfer restrictions that will apply, as applicable, until October 1, 2023 and October 1, 2024.
In advance of the closing of the Reorganization Mergers, the vesting of KKR Holdings units held by Messrs. Kravis, Roberts, Bae and Nuttall was accelerated, and the forfeiture and transfer restrictions applicable to certain KKR Holdings units were transferred to the common stock received as contemplated by the Reorganization Agreement. In addition, on May 27, 2022, KKR Holdings allocated 535,185 units of KKR Holdings to Mr. Kravis and 535,184 units of KKR Holdings to Mr. Roberts’ trust with no vesting conditions. Please refer to Note 1 "Organization" for further information on the Reorganization Mergers pursuant to which, among other things, KKR acquired KKR Holdings, and all outstanding KKR Holdings units were exchanged for KKR & Co. Inc. common stock.
Prior to the Reorganization Mergers, KKR Holdings awards gave rise to equity-based compensation in the consolidated statements of operations based on the grant-date fair value of the award discounted for the lack of participation rights in the expected distributions on unvested units. This discount is consistent with that noted above for shares issued under the Equity Incentive Plans. Expense was recognized on a straight line basis over the life of the award and assumed a forfeiture rate of up to 7% annually based on expected turnover by class of recipient.
Insurance

Global Atlantic recognized $16.0 million, $36.6 million, $11.8 million and $19.2 million of expense related to equity-based compensation and long-term incentive awards for the three and six months ended June 30, 2022 and 2021, respectively.

No equity-based compensation costs were capitalized during the three and six months ended June 30, 2022 and 2021.

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

Global Atlantic recognized $2.2 million, $4.3 million, $0.3 million and $0.5 million of total equity-based compensation expense for the three and six months ended June 30, 2022 and 2021 associated with these awards, respectively.

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

Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value, net of a 4% estimated forfeiture rate. Global Atlantic adjusts expense periodically for changes in book value until the awards are settled or forfeited. Expense recognized on forfeited awards is reversed in the period of forfeiture. The table below presents the activity related to book value awards for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Outstanding amount as of beginning of period	$145,000	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	—	89,000
Granted	22,209	55,624
Forfeited	(3,571)	(4,229)
Vested and issued	(49,333)	(30,897)
Outstanding amount as of end of period	$114,305	$109,498

Global Atlantic recognized $13.9 million, $32.4 million, $11.5 million and $18.7 million of compensation expense for the three and six months ended June 30, 2022 and 2021 associated with these awards, respectively. As of June 30, 2022 and December 31, 2021, the remaining unamortized compensation expenses of $96.7 million and $99.6 million are expected to be recognized over a remaining average period of 2.48 years and 2.67 years, respectively.

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
The aggregate value of the GA Equity Incentive Plan awards at the initial date of grant was $197.0 million, based on the intrinsic value of the book value component at the date of grant ($5.0 million) and the fair value of the market value and AUM components at the date of grant ($192.0 million, collectively), based on the projected growth in value of each component over the 5-year vesting schedule and applying a forfeiture rate of 0%. Expense will be remeasured at each reporting period and adjusted as needed until the awards are forfeited or settled.

During both the three and six months ended June 30, 2022, no incentive units were granted to employees and approximately 8 incentive units were forfeited. As of June 30, 2022 and December 31, 2021, there were approximately 823 and 831 incentive units outstanding under the Plan, respectively.

Global Atlantic recorded compensation expense of $9.4 million and $26.8 million for the three and six months ended June 30, 2022 related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities, respectively. As of June 30, 2022 and December 31, 2021, there was approximately $91.5 million and $104.1 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 3.59 years and 4.09 years, respectively.
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2022	December 31, 2021
Amounts due from portfolio companies	$157,010	$114,514
Amounts due from unconsolidated investment funds	1,394,879	1,109,769
Due from Affiliates	$1,551,889	$1,224,283
Due to Affiliates consists of:

	June 30, 2022	December 31, 2021
Amounts due to current and former employees under the tax receivable agreement (1)	$400,062	$399,163
Amounts due to unconsolidated investment funds	44,132	63,559
Due to Affiliates	$444,194	$462,722
(1)See Note 1 "Organization."

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
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic transaction-related charges and (iv) non-recurring items, if any. Strategic transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Segment operating earnings for the Asset Management and Insurance segments is further defined as follows:

•Asset Management Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized performance income compensation. Management fees earned by KKR as the adviser, manager, or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies and Ivy Vehicles are included in Asset Management Segment Operating Earnings.
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

Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset Management
Management Fees (1)	$654,927	$480,122	$1,279,855	$919,862
Transaction and Monitoring Fees, Net	107,301	259,761	413,339	395,438
Fee Related Performance Revenues	9,999	14,567	22,050	24,863
Fee Related Compensation	(173,748)	(169,751)	(385,968)	(301,536)
Other Operating Expenses	(137,244)	(114,550)	(263,119)	(204,711)
Fee Related Earnings	461,235	470,149	1,066,157	833,916
Realized Performance Income	730,858	618,310	1,340,065	789,619
Realized Performance Income Compensation	(474,428)	(413,024)	(858,063)	(523,010)
Realized Investment Income (2)	276,888	368,863	626,242	830,136
Realized Investment Income Compensation	(41,533)	(55,330)	(93,936)	(124,521)
Asset Management Segment Operating Earnings	953,020	988,968	2,080,465	1,806,140

Insurance
Net Investment Income (1) (2)	964,396	759,503	1,826,810	1,205,401
Net Cost of Insurance	(528,572)	(389,932)	(1,022,221)	(640,151)
General, Administrative and Other	(165,551)	(123,347)	(311,553)	(198,836)
Pre-tax Insurance Operating Earnings	270,273	246,224	493,036	366,414
Income Taxes	(47,353)	(37,476)	(81,459)	(54,102)
Net Income Attributable to Noncontrolling Interest	(85,867)	(81,228)	(158,536)	(121,527)
Insurance Segment Operating Earnings	137,053	127,520	253,041	190,785

Total Segment Operating Earnings	$1,090,073	$1,116,488	$2,333,506	$1,996,925

(1) Includes intersegment management fees of $69.3 million and $38.9 million, for the three months ended June 30, 2022 and 2021, respectively, and $128.3 million and $61.8 million for the six months ended June 30, 2022 and 2021, respectively.

(2) Includes intersegment interest expense and income of $34.5 million and $1.1 million, for the three months ended June 30, 2022 and 2021, respectively, and $60.3 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

	As of
	June 30, 2022	June 30, 2021
Segment Assets:
Asset Management	$31,457,937	$29,973,220
Insurance	167,317,193	136,449,123
Total Segment Assets	$198,775,130	$166,422,343

	Three Months Ended June 30,		Six Months Ended June 30,
Noncash expenses excluded from Segment Operating Earnings	2022	2021	2022	2021
Equity Based Compensation and Other
Asset Management	$110,413	$61,442	$223,477	$125,759
Insurance	21,898	16,564	53,609	23,975
Total Non-cash expenses	$132,311	$78,006	$277,086	$149,734

Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total GAAP Revenues	$330,070	$3,136,181	$1,334,087	$7,699,187
Impact of Consolidation and Other	172,118	134,911	385,518	258,359
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	923,474	(1,525,393)	1,869,217	(4,210,040)
Realized Carried Interest	723,609	605,570	1,303,376	770,712
Realized Investment Income	276,888	368,863	626,242	830,136
Capstone Fees	(19,510)	(21,028)	(34,995)	(41,108)
Expense Reimbursements	(25,576)	(60,056)	(66,879)	(87,785)
Insurance Adjustments:
Net Premiums	225,502	452,133	(146,642)	(724,009)
Policy Fees	(325,707)	(312,262)	(644,143)	(513,945)
Other Income	(32,512)	(32,078)	(67,256)	(50,222)
Investment Gains and Losses	21,041	(19,106)	188,143	240,062
Derivative Gains and Losses	474,972	(226,609)	761,693	(6,028)
Total Segment Revenues (1)	$2,744,369	$2,501,126	$5,508,361	$4,165,319
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Income (Loss) Before Tax (GAAP)	$(2,157,514)	$4,606,541	$(1,058,078)	$8,960,647
Impact of Consolidation and Other	966,375	(2,138,172)	(265,945)	(3,513,547)
Interest Expense	76,619	64,109	146,079	121,654
Equity-based compensation - KKR Holdings(1)	80,513	10,536	100,334	26,970
Asset Management Adjustments:
Net Unrealized (Gains) Losses	1,178,759	(975,378)	1,501,028	(2,292,022)
Unrealized Carried Interest	1,561,367	(851,976)	2,851,400	(2,960,994)
Unrealized Carried Interest Compensation (Carry Pool)	(646,239)	373,091	(1,160,226)	1,269,998
Strategic Corporate Transaction-Related Charges(2)	50,306	5,260	70,204	10,135
Equity-based compensation	50,582	43,947	105,693	93,708
Equity-based compensation - Performance based	59,831	17,495	117,784	32,051
Insurance Adjustments:(3)
Net (Gains) Losses from Investments and Derivatives	(114,183)	(30,152)	(65,448)	259,083
Strategic Corporate Transaction-Related Charges	4,700	7,197	9,707	12,016
Equity-based and Other Compensation	21,898	16,564	53,609	23,975
Amortization of Acquired Intangibles	4,412	4,902	8,824	7,353
Income Taxes	(47,353)	(37,476)	(81,459)	(54,102)
Total Segment Operating Earnings	$1,090,073	$1,116,488	$2,333,506	$1,996,925
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the three and six months ended June 30, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts include the portion allocable to noncontrolling interests (~39%).

	As of
	June 30, 2022	June 30, 2021
Total GAAP Assets	$266,075,098	$229,234,863
Impact of Consolidation and Reclassifications	(64,825,125)	(59,628,685)
Carry Pool Reclassifications	(2,474,843)	(3,183,835)
Total Segment Assets	$198,775,130	$166,422,343

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

Series I and Series II Preferred Stock

Except for any distribution required by Delaware law to be made upon a dissolution event, the holders of Series I preferred stock do not have any economic rights to receive dividends. Series I preferred stock is entitled to vote on various matters that may be submitted to vote of the stockholders and the other matters as set forth in the certificate of incorporation. Upon a dissolution event, each holder of Series I preferred stock will be entitled to a payment equal to $0.01 per share of Series I preferred stock. The Series I preferred stock will be eliminated on the Sunset Date (as defined in the Reorganization Agreement), which is scheduled to occur not later than December 31, 2026.

The Series II preferred stock was eliminated upon the closing of the Reorganization Mergers. Prior to the Reorganization Mergers, for matters on which common stock was entitled to vote, so long as the ratio at which KKR Group Partnership Units was exchangeable for shares of common stock remains on a one-for-one basis, Series II preferred stock was entitled to vote together with common stock as a single class and on an equivalent basis, except Series II preferred stock was entitled to vote separately as a class on any amendment to the certificate of incorporation that changed certain terms, rights or preferences of Series II preferred stock. Prior to the Reorganization Mergers, each holder of Series II preferred stock was entitled to a payment equal to $0.000000001 per share of Series II preferred stock upon a dissolution event.

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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of July 29, 2022, the remaining amount available under the repurchase program was approximately $108 million.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock repurchased	—	1,166,437	5,191,174	2,667,995
Equity awards for common stock retired	596,437	1,040,594	596,437	2,366,447

Noncontrolling Interests
Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings before the closing of the Reorganization Mergers described in Note 1 "Organization".
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

(iv)certain former principals representing all of the capital invested by or on behalf of the general partners of KKR's private equity funds prior to October 1, 2009 and any returns thereon;
(v)third parties in KKR's Capital Markets business line;
(vi)certain current and former employees who hold exchangeable securities; and
(vii)third parties in KKR's insurance business including GA Rollover Investors, GA Co-Investors and third party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.

Noncontrolling Interests held by KKR Holdings
Noncontrolling interests held by KKR Holdings prior to the Reorganization Mergers consisted of economic interests held by principals indirectly in KKR Group Partnership Units. Such principals received financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits were not paid by KKR & Co. Inc. and were borne by KKR Holdings. As described in Note 1 "Organization", KKR completed the Reorganization Mergers on May 31, 2022 and acquired KKR Holdings and all of the KKR Group Partnership Units held by it.
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended June 30, 2022
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$33,770,218	$7,731,573	$41,501,791
Net income (loss) attributable to noncontrolling interests (1)	(927,867)	(265,867)	(1,193,734)
Other comprehensive income (loss), net of tax (2)	(1,327,716)	(444,428)	(1,772,144)
Exchange of KKR Holdings Units to Common Stock (3)	—	(12,865)	(12,865)
Equity-based and other non-cash compensation	65,157	80,513	145,670
Capital contributions	3,852,457	—	3,852,457
Capital distributions	(1,612,424)	(129,604)	(1,742,028)
Holdings Merger (4)	—	(6,959,322)	(6,959,322)
Change in KKR & Co. Inc.'s Ownership Interest	(155,284)	—	(155,284)
Balance at the end of the period	$33,664,541	$—	$33,664,541

	Six Months Ended June 30, 2022
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$32,043,699	$8,430,866	$40,474,565
Net income (loss) attributable to noncontrolling interests (1)	278,470	(313,019)	(34,549)
Other comprehensive income (loss), net of tax (2)	(2,618,799)	(1,074,414)	(3,693,213)
Exchange of KKR Holdings Units to Common Stock (3)	—	(12,865)	(12,865)
Equity-based and other non-cash compensation	128,728	100,334	229,062
Capital contributions	7,432,048	—	7,432,048
Capital distributions	(3,444,321)	(171,580)	(3,615,901)
Holdings Merger (4)	—	(6,959,322)	(6,959,322)
Change in KKR & Co. Inc.'s Ownership Interest	(155,284)	—	(155,284)
Balance at the end of the period	$33,664,541	$—	$33,664,541

	Three Months Ended June 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$24,398,139	$7,136,590	$31,534,729
Net income (loss) attributable to noncontrolling interests (1)	2,194,794	751,468	2,946,262
Other comprehensive income (loss), net of tax (2)	503,443	252,761	756,204
Exchange of KKR Holdings Units to Common Stock (3)	—	(65,162)	(65,162)
Equity-based and other non-cash compensation	19,856	10,536	30,392
Capital contributions	2,052,560	—	2,052,560
Capital distributions	(765,904)	(150,678)	(916,582)
Balance at the end of the period	$28,402,888	$7,935,515	$36,338,403

	Six Months Ended June 30, 2021
	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	3,436,671	1,755,122	5,191,793
Other comprehensive income (loss), net of tax (2)	(77,711)	(45,473)	(123,184)
Exchange of KKR Holdings Units to Common Stock(3)	—	(122,065)	(122,065)
Equity-based and other non-cash compensation	39,738	26,970	66,708
Capital contributions	6,062,527	25	6,062,552
Capital distributions	(1,752,970)	(191,446)	(1,944,416)
Impact of Acquisition (5)	190,405	—	190,405
Changes in consolidation	(66,488)	—	(66,488)
Balance at the end of the period	$28,402,888	$7,935,515	$36,338,403
(1)Refer to the table below for calculation of net income (loss) attributable to noncontrolling interests formerly held by KKR Holdings.
(2)With respect to noncontrolling interests formerly held by KKR Holdings, calculated on a pro rata basis based on the weighted average KKR Group Partnership Units formerly held by KKR Holdings during the reporting period.
(3)Calculated based on the proportion of KKR Holdings units exchanged for KKR & Co. Inc. common stock. The exchange agreement with KKR Holdings provided for the exchange of KKR Group Partnership Units held by KKR Holdings for KKR & Co. Inc. common stock.
(4)Refer to Note 1 "Organization" for further information on the Reorganization Mergers that closed on May 31, 2022, pursuant to which KKR acquired KKR Holdings and all of the KKR Group Partnership Units held by it, and all outstanding KKR Holdings units were exchanged for KKR & Co. Inc. common stock.
(5)Represents other noncontrolling interests at the GA Acquisition Date.

Net income (loss) attributable to each of KKR & Co. Inc. common stockholders, KKR Holdings and holders of exchangeable securities, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by them. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings and holders of exchangeable securities, (ii) prior to the Reorganization Mergers, the periodic exchange of KKR Holdings units for KKR & Co. Inc. common stock pursuant to the exchange agreement and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(2,004,410)	$4,262,874	$(901,808)	$8,178,241
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	8	1,337	(55)	1,337
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	(927,867)	2,194,794	278,470	3,436,671
(-) Series A and B Preferred Stock Dividends	—	20,353	—	28,694
(-) Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	34,500	34,500
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	(233,560)	329,953	(267,704)	792,883
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$(1,327,361)	$2,359,093	$(1,482,427)	$5,469,922

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$(265,867)	$751,468	$(313,019)	$1,755,122

23. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to renewable energy entities of approximately $81.2 million and $82.5 million as of June 30, 2022 and December 31, 2021 as determined by the hypothetical liquidation book value ("HLBV") method, respectively. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from 2022 to 2027. For the redeemable non-controlling interests outstanding as of both June 30, 2022 and December 31, 2021, the estimated redemption value that would be due at the respective redemption dates is $5.3 million.

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of June 30, 2022, KKR had unfunded commitments consisting of $11.0 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of June 30, 2022, these commitments amounted to $1.0 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $2.4 billion and $2.0 billion as of June 30, 2022 and December 31, 2021, respectively. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $25.1 million for current expected credit losses as of June 30, 2022.
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

As of June 30, 2022, approximately $465 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2022 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $185 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of June 30, 2022, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $185 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $2.8 billion, and KKR would be entitled to seek reimbursement of approximately $1.1 billion of that amount from KKR Associates Holdings L.P. KKR will acquire control of KKR Associates Holdings L.P. when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in the Reorganization Agreement), which will occur not later than December 31, 2026.

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

Indemnifications and Other Guarantees
KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, KKR (including KFN) and certain of KKR's investment funds have provided and provide certain indemnities relating to environmental and other matters and have provided and provide non-recourse carve-out guarantees for fraud, willful misconduct and other wrongful acts, each in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate and (ii) certain investment vehicles that KKR manages or sponsors. KKR's maximum exposure under these arrangements is currently unknown and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
KKR provides credit support to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages. For example, KKR has guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. KKR has also entered into a contingent guarantee for a subsidiary's loan repayment obligations, which does not become effective unless and until its loan becomes accelerated due to certain specified events of default involving the investment vehicles managed by it. KKR also (i) provides credit support regarding repayment and funding obligations to third-party lenders on behalf of certain employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle and (ii) provides credit support to a hedge fund partnership.

KKR may also become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets.
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, Global Atlantic (Fin) Company ("GA FinCo") is obligated to make annual payments out of available cash, guaranteed by Global Atlantic Financial Group Limited ("GAFG"), to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of June 30, 2022, the present value of the remaining amount to be paid is $65.6 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $32.9 million, as of June 30, 2022, with expiration dates between October 2022 to December 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $232.1 million, as of June 30, 2022. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both June 30, 2022 and December 31, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.

Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR & Co. Inc.) and its then Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. In January 2021, some of the attorneys for the private plaintiffs in the original lawsuit filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. The motion to intervene in the original lawsuit was denied. These "Tier 3" plaintiffs appealed the denial of their motion to intervene but then voluntarily dismissed their appeal on January 31, 2022. In addition, the Kentucky Retirement Systems had commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court ordered that this investigation be completed by May 17, 2021, and the Attorney General was permitted to amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it. On May 24, 2021, the Attorney General filed a First Amended Complaint on behalf of the Commonwealth of Kentucky. This complaint continues to name KKR & Co. L.P. and its then Co-Chief Executive Officers, as defendants, and makes similar allegations against them. KKR and the other defendants moved to dismiss the First Amended Complaint on July 30, 2021. The court held oral argument on these motions to dismiss on December 14, 2021. On July 9, 2021, the individual plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the Attorney General’s lawsuit on behalf of the Commonwealth. On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20th complaint. On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to KKR & Co. Inc. and Prisma Capital Partners LP, the Kentucky state court found that it has personal jurisdiction over KKR & Co. Inc., and this finding is currently being appealed by KKR. On May 27, 2022, following a motion by KKR, the judge then adjudicating the lawsuits recused himself from the original 2017 action and the second Tier 3 action, and a new judge was assigned.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees expensed associated with these financing arrangements were $5.6 million, $10.1 million, $4.4 million and $8.4 million for the three and six months ended June 30, 2022 and 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the total capacity of the financing arrangements with third parties was $2.1 billion and $2.0 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both June 30, 2022 and December 31, 2021.
25. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.155 per share of common stock of KKR & Co. Inc. has been declared and was announced on August 2, 2022. This dividend will be paid on August 30, 2022 to common stockholders of record as of the close of business on August 15, 2022. Holders of exchangeable securities will receive their pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and was announced on August 2, 2022 and set aside for payment. This dividend will be paid on September 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report, including the audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Business Environment" in this report and our Annual Report and "Risk Factors" in our Annual Report, and our other filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements.

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
    Our asset management business offers a broad range of investment management services to fund investors around the world. As of June 30, 2022, we manage $491 billion of assets for our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 675 private equity investments in portfolio companies with a total transaction value in excess of $690 billion as of June 30, 2022. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2022, Global Atlantic served approximately three million policyholders.

Asset Management

In our asset management business, we have historically had four business lines: (1) Private Markets, (2) Public Markets, (3) Capital Markets, and (4) Principal Activities. Beginning in this Quarterly Report on Form 10-Q, the Private Markets business line will be split into two business lines, “Private Equity” and “Real Assets”, each of which was historically included as part of the Private Markets business line. As a result of this change, our asset management segment’s business lines will increase from four to five. In addition, the Public Markets business line will, beginning in this Quarterly Report on Form 10-Q, be renamed Credit and Liquid Strategies.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of June 30, 2022, approximately 90% of our AUM consists of capital that is not subject to redemption for at least 8 years from inception and what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "Risks Related to Our Business—AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption, or dividends, and termination" in our Annual Report. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.

Asset Management - Private Equity
    Through our Private Equity business line, we manage and sponsor a group of what we call traditional private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core equity and growth equity, which includes our impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real asset strategies in addition to our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser, or one of its subsidiaries. As of June 30, 2022, our Private Equity business line had $171.5 billion of AUM.
Asset Management - Real Assets
    Through our Real Assets business line, we manage and sponsor a group of real assets funds that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser, or one of its subsidiaries. As of June 30, 2022, our Real Assets business line had $113.8 billion of AUM.
    The table below presents information as of June 30, 2022, relating to our current private equity and real asset funds for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2022.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity Business Line
North America Fund XIII	6/2021	8/2027	$18,400	$15,335	3%	$3,065	$—	$3,065	$3,096	$—
Americas Fund XII	1/2017	6/2021	13,500	1,706	4%	12,292	4,948	11,219	20,105	1,687
North America Fund XI	9/2012	1/2017	8,718	408	3%	9,769	20,199	2,957	6,197	667
2006 Fund (4)	9/2006	9/2012	17,642	247	2%	17,309	35,557	1,274	1,708	141
Millennium Fund (4)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund VI	3/2022	6/2028	7,120	7,120	11%	—	—	—	—	—
European Fund V	3/2019	2/2022	6,328	1,604	2%	4,793	782	4,640	5,395	212
European Fund IV	12/2014	3/2019	3,513	64	6%	3,577	5,122	1,799	2,473	135
European Fund III (4)	3/2008	3/2014	5,509	145	5%	5,360	10,604	669	129	(25)
European Fund II (4)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	11,353	4%	3,423	41	3,402	3,635	—
Asian Fund III	4/2017	7/2020	9,000	2,000	6%	7,404	4,199	6,438	11,949	981
Asian Fund II	4/2013	4/2017	5,825	34	1%	6,839	5,946	3,794	2,778	(346)
Asian Fund (4)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	22	4
China Growth Fund (4)	11/2010	11/2016	1,010	—	1%	1,010	1,056	330	243	(4)
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	597	7%	1,688	259	1,544	2,210	119
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	22%	666	834	359	1,050	78
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,657	4%	132	—	132	154	—
Health Care Strategic Growth Fund	12/2016	5/2021	1,331	380	11%	1,081	196	972	1,472	71
Global Impact Fund II	6/2022	6/2028	1,312	1,312	11%	—	—	—	—	3
Global Impact Fund	2/2019	3/2022	1,242	350	8%	1,042	168	939	1,466	100
Co-Investment Vehicles and Other	Various	Various	18,161	6,550	Various	11,746	7,648	8,302	10,723	1,164
Core Investment Vehicles	Various	Various	24,657	13,729	31%	11,627	712	11,323	18,525	108
Unallocated Commitments (5)			4,320	4,320	Various	—	—	—	—	—

Total Private Equity			$184,593	$70,915		$118,548	$129,629	$63,268	$93,370	$5,096

Real Assets Business Line
Energy Income and Growth Fund II	6/2018	3/2022	$994	$—	20%	$1,187	$193	$1,024	$1,835	$52
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	956	1,134	716	—
Natural Resources Fund (4)	Various	Various	887	—	Various	887	123	191	48	—
Global Energy Opportunities	Various	Various	915	62	Various	519	169	323	213	—
Global Infrastructure Investors IV	8/2021	8/2027	16,603	13,717	2%	2,886	—	2,886	3,053	15
Global Infrastructure Investors III	6/2018	6/2021	7,164	1,667	4%	5,764	1,241	5,137	5,634	121
Global Infrastructure Investors II	10/2014	6/2018	3,039	123	4%	3,163	4,246	1,281	1,767	48
Global Infrastructure Investors	9/2011	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	(6)	(7)	4,122	4,122	9%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	1/2026	3,792	2,036	7%	2,041	323	1,848	1,952	32
Diversified Core Infrastructure Fund	12/2020	(8)	7,636	3,127	7%	4,519	100	4,509	4,609	—
Real Estate Partners Americas III	12/2020	1/2025	4,253	2,065	5%	2,214	92	2,173	2,490	51
Real Estate Partners Americas II	5/2017	12/2020	1,921	265	8%	1,892	2,446	588	820	80
Real Estate Partners Americas	5/2013	5/2017	1,229	139	16%	1,020	1,405	111	61	1
Real Estate Partners Europe II	12/2019	3/2024	2,065	806	10%	1,326	184	1,237	1,432	43
Real Estate Partners Europe	9/2015	12/2019	707	131	9%	654	609	285	334	12
Asia Real Estate Partners	6/2019	7/2023	1,682	1,280	15%	405	7	388	561	16
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950	413	5%	560	102	560	564	11
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	371	1,008	1,039	11
Property Partners Americas	12/2019	(8)	2,488	266	20%	2,222	110	2,222	3,117	38
Co-Investment Vehicles and Other	Various	Various	5,681	1,422	Various	4,320	1,670	3,737	3,858	19

Total Real Assets			$70,272	$31,763		$39,611	$16,575	$30,642	$34,103	$550

(1)The start date represents a date on or in between the date on which the general partner of the applicable fund commenced investment of the fund's capital and the date of the first closing. The end date represents the approximate date on which the general partner of the applicable fund was or will be required by the fund's governing agreement to cease making investments (other than reserved amounts) on behalf of the fund, unless extended by a vote of the fund investors.
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on June 30, 2022, in the case of uncalled commitments.
(3)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(4)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(5)"Unallocated Commitments" represent unallocated commitments from our strategic investor partnerships.
(6)Upon first investment of the fund.
(7)Six years from first investment date.
(8)No pre-determined date of termination.

The table below presents information as of June 30, 2022, relating to the historical performance of certain of our Private Equity and Real Assets business lines investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2022, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	35,557	1,708	37,265	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	22	8,750	18.9%	13.7%	2.2
European Fund III (2008)	5,509	5,360	10,604	129	10,733	16.5%	11.3%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,056	243	1,299	6.1%	2.0%	1.3
Natural Resources Fund (2010)	887	887	123	48	171	(25.9)%	(27.8)%	0.2
Global Infrastructure Investors (2011)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	9,769	20,199	6,197	26,396	24.8%	20.2%	2.7
Asian Fund II (2013)	5,825	6,839	5,946	2,778	8,724	7.0%	5.3%	1.3
Real Estate Partners Americas (2013)	1,229	1,020	1,405	61	1,466	16.4%	11.5%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	956	716	1,672	(5.7)%	(8.3)%	0.8
Global Infrastructure Investors II (2014)	3,039	3,163	4,246	1,767	6,013	19.6%	16.9%	1.9
European Fund IV (2015)	3,513	3,577	5,122	2,473	7,595	24.3%	18.9%	2.1
Real Estate Partners Europe (2015)	707	654	609	334	943	14.0%	9.9%	1.4
Next Generation Technology Growth Fund (2016)	659	666	834	1,050	1,884	34.0%	28.9%	2.8
Health Care Strategic Growth Fund (2016)	1,331	1,081	196	1,472	1,668	27.2%	17.3%	1.5
Americas Fund XII (2017)	13,500	12,292	4,948	20,105	25,053	32.2%	26.3%	2.0
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	371	1,039	1,410	9.9%	8.5%	1.4
Core Investment Vehicles (2017)	24,657	11,627	712	18,525	19,237	22.8%	21.5%	1.7
Asian Fund III (2017)	9,000	7,404	4,199	11,949	16,148	38.3%	30.3%	2.2
Real Estate Partners Americas II (2017)	1,921	1,892	2,446	820	3,266	32.2%	27.0%	1.7
Global Infrastructure Investors III (2018)	7,164	5,764	1,241	5,634	6,875	11.2%	7.9%	1.2
Global Impact Fund (2019)	1,242	1,042	168	1,466	1,634	39.4%	28.9%	1.6
European Fund V (2019)	6,328	4,793	782	5,395	6,177	19.4%	14.4%	1.3
Energy Income and Growth Fund II (2019)	994	1,187	193	1,835	2,028	42.8%	39.2%	1.7
Asia Real Estate Partners (2019)	1,682	405	7	561	568	40.6%	18.7%	1.4
Next Generation Technology Growth Fund II (2019)	2,088	1,688	259	2,210	2,469	33.4%	25.8%	1.5
Real Estate Credit Opportunity Partners II (2019)	950	560	102	564	666	13.3%	11.9%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	2,041	323	1,952	2,275	18.4%	10.4%	1.1
Asian Fund IV (2020)	14,735	3,423	41	3,635	3,676	10.1%	(1.7)%	1.1
Real Estate Partners Europe II (2020)	2,065	1,326	184	1,432	1,616	30.0%	19.6%	1.2
Real Estate Partners Americas III (2021) (3)	4,253	2,214	92	2,490	2,582	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,789	132	—	154	154	—	—	—
Global Infrastructure Investors IV (2021) (3)	16,603	2,886	—	3,053	3,053	—	—	—
North America Fund XIII (2021) (3)	18,400	3,065	—	3,096	3,096	—	—	—
European Fund VI (2022) (3)	7,120	—	—	—	—	—	—	—
Global Impact Fund II (2022) (3)	1,312	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	4,122	—	—	—	—	—	—	—
Subtotal - Included Funds	218,945	138,114	145,465	104,953	250,418	16.6%	12.8%	1.9

All Funds	$235,420	$154,589	$195,734	$104,953	$300,687	25.6%	18.8%	2.0

(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are euro-denominated, such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on June 30, 2022, in the case of unfunded commitments.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2022. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
KKR's private equity and real assets funds may utilize third-party financing facilities to provide liquidity to such funds. The above net and gross IRRs are calculated from the time capital contributions are due from fund investors to the time fund investors receive a related distribution from the fund, and the use of such financing facilities generally decreases the amount of time that would otherwise be used to calculate IRRs, which tends to increase IRRs when fair value grows over time and decrease IRRs when fair value decreases over time. KKR's private equity and real assets funds also generally provide in certain circumstances, which vary depending on the relevant fund documents, for a portion of capital returned to investors to be restored to unused commitments as recycled capital. For KKR's private equity and real assets funds that have a preferred return, we take into account recycled capital in the calculation of IRRs and multiples of invested capital because the calculation of the preferred return includes the effect of recycled capital. For KKR's private equity and real assets funds that do not have a preferred return, we do not take recycled capital into account in the calculation of IRRs and multiples of invested capital. The inclusion of recycled capital generally causes invested and realized amounts to be higher and IRRs and multiples of invested capital to be lower than had recycled capital not been included. The inclusion of recycled capital would reduce the composite net IRR of all Included Funds by 0.1% and the composite net IRR of all Legacy Funds by 0.5% and would reduce the composite multiple of invested capital of Included Funds by less than 0.1 and the composite multiple of invested capital of Legacy Funds by 0.4.

Asset Management - Credit and Liquid Strategies

Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis.
Our credit business invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the Financial Conduct Authority, and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and also registered with the SEC. We also jointly own with a third party FS/KKR Advisor, LLC, which is the investment adviser for FS KKR Capital Corp. (NYSE: FSK) ("FSK"), a publicly listed business development company (a “BDC”).

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
Performance
The following table presents information regarding the larger leveraged credit strategies managed by KKR from inception to June 30, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.45%	5.85%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.08%
Opportunistic Credit (3)	May 2008	10.08%	8.40%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.25%
Bank Loans	Apr 2011	4.69%	4.12%	S&P/LSTA Loan Index (4)	3.65%
High-Yield	Apr 2011	5.24%	4.67%	BoAML HY Master II Index (5)	4.58%
European Leveraged Loans (6)	Sep 2009	3.86%	3.34%	CS Inst West European Leveraged Loan Index (7)	2.97%
European Credit Opportunities (6)	Sept 2007	4.47%	3.64%	S&P European Leveraged Loans (All Loans) (8)	3.47%

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

The following table presents information regarding our credit investment funds where investors are subject to capital commitments from inception to June 30, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.
Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,967	$2,286	$538	$2,080	$2,618	14.4%	11.4%	1.1	$38
Special Situations Fund II	Dec 2014	3,525	3,241	2,068	1,863	3,931	5.5%	3.5%	1.2	—
Special Situations Fund	Dec 2012	2,274	2,273	1,700	390	2,090	(1.9)%	(3.8)%	0.9	—
Mezzanine Partners	Mar 2010	1,023	990	1,157	131	1,288	8.9%	5.6%	1.3	(20)
Asset-Based Finance Partners	Aug 2020	1,959	—	—	—	—	N/A	N/A	N/A	—
Private Credit Opportunities Partners II	Dec 2015	2,245	1,738	674	1,375	2,049	6.1%	4.4%	1.2	—
Lending Partners III	Apr 2017	1,498	741	356	796	1,152	15.9%	13.1%	1.6	31
Lending Partners II	Jun 2014	1,336	1,179	1,149	131	1,280	3.0%	1.5%	1.1	—
Lending Partners	Dec 2011	460	419	451	19	470	3.5%	1.9%	1.1	—
Lending Partners Europe II	Jun 2019	837	551	52	552	604	17.4%	12.6%	1.1	2
Lending Partners Europe	Mar 2015	848	662	379	249	628	(1.8)%	(4.3)%	0.9	—
Asia Credit	Dec 2020	1,084	271	—	280	280	N/A	N/A	N/A	—
Other Alternative Credit Vehicles	Various	13,056	6,654	4,800	3,947	8,747	N/A	N/A	N/A	63
All Funds		$33,112	$21,005	$13,324	$11,813	$25,137				$114
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

Credit and Liquid Strategies AUM
    As of June 30, 2022, our Credit and Liquid Strategies business line had $205.4 billion of AUM, comprised of $97.2 billion of assets managed in our leveraged credit strategies, $71.3 billion of assets managed in our private credit strategy, and $8.2 billion of assets managed in our SIG strategy, $27.0 billion of assets managed through our hedge fund platform, and $1.7 billion of assets managed in other credit and liquid strategies. We manage $90.9 billion of credit investments for our Global Atlantic insurance companies, which are included in the amounts described in the preceding sentence. Our BDC has approximately $17.0 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$71,442	$69,292	0.15% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	23,983	23,983	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	95,425	93,275

Alternative Credit: (3)
Private Credit	57,646	51,083	0.30% - 1.50% (4)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
SIG	8,265	4,512	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Total Alternative Credit	65,911	55,595

Hedge Funds (5)	27,026	27,026	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	17,000	17,000	0.60%	8.00%	7.00%	Indefinite
Total	$205,362	$192,896

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
(6)Consists of FSK. We report all of the assets under management of this BDC in our AUM and FPAUM.

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

Asset Management - Principal Activities

Through our Principal Activities business line, we manage the firm’s own assets on our firm’s balance sheet and deploy capital to support and grow our Private Equity, Real Assets, Credit and Liquid Strategies, and Credit Markets business lines.

Typically, the funds that we manage in our Private Equity, Real Assets and Credit and Liquid Strategies business lines contractually require us, as general partner of the funds, to make sizable capital commitments. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund’s strategy. Our commitments to fund capital also occurs where we are the holder of the subordinated notes or the equity tranche of investment vehicles that we sponsor, including structured transactions. We also use our balance sheet to bridge investment activity during fundraising, for example by funding investments for new funds and acquiring investments to establish a track record for new investment strategies. We also use our own capital to bridge capital selectively for our funds’ investments or finance strategic transactions, although the financial results of an acquired business may be reported in our other business lines.

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

We also make opportunistic investments through our Principal Activities business line, which include co-investments alongside the funds we manage as well as Principal Activities investments that do not involve our funds.

We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, in compliance with applicable laws, and consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2022.

Holdings by Asset Class (1)

Growth Equity 4%
Energy 6%
Real Estate 13%
Infrastructure 6%
Leveraged Credit 6%
Alternative Credit 5%
Other 8%
Traditional
Private Equity 21%
Core Private Equity 31%

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

Insurance

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of June 30, 2022, KKR owns a 61.5% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.

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

Global Atlantic primarily offers individual market customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional market clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Subject to changes in asset values, Global Atlantic's assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2022, Global Atlantic served approximately three million policyholders.

Global Atlantic inflows are derived from new business production in its individual and institutional markets channels. Global Atlantic expects new business production from its individual markets channel and certain institutional markets products to be largely consistent quarter over quarter while exhibiting growth over time, subject to market and business risks. In contrast, Global Atlantic expects block reinsurance transactions generated in the institutional markets channel to be episodic rather than steady quarter over quarter. Similarly, funding agreements issued in the funding agreement backed note ("FABN") program are subject to capital markets conditions and are not expected to be consistent quarter over quarter.

The following table represents Global Atlantic’s new business volumes by business and product for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021(4)
($ in millions)
Individual market channel:
Fixed-rate annuities	$1,481	$1,545	$2,520	$2,583
Fixed-indexed annuities	1,117	901	2,021	1,496
Variable annuities	11	15	22	23
Total retirement products(1)	$2,609	$2,461	$4,563	$4,102

Life insurance products	$12	$11	$19	$17

Preneed life	73	62	138	100

Institutional market channel:
Block	5	10	2,782	1,089
Flow & pension risk transfer	2,143	1,629	3,842	2,393
Funding agreements(3)	900	700	2,000	700
Total institutional channel(2)	$3,048	$2,339	$8,624	$4,182
_________________
(1)New business volumes in individual markets are referred to as sales. In Global Atlantic's individual market channel, sales of annuities include all money paid into new and existing contracts. Individual channel sales of life insurance products are based on commissionable premium and individual market channel sales for preneed life are based on the face amount of insurance. Life insurance product sales do not include the recurring premiums that policyholders may pay over time.
(2)New business volume from Global Atlantic's institutional market channel is based on the assets assumed, net of any ceding commission, and is gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
(3)Funding agreement new business volumes represents funding agreements issued in connection with our FABN program only.
(4)For the six month period ended June 30, 2021, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 through June 30, 2021.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of June 30, 2022, separated by reserves originated through its individual and institutional markets.

	Reserves as of June 30, 2022
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in millions, except percentages, if applicable)
Fixed-rate annuity	$22,586	$44,282	$66,868	$(17,362)	$49,506	48.4%
Fixed-indexed annuity	21,663	7,253	28,916	(3,227)	25,689	20.9%
Variable annuity	2,751	3,411	6,162	(646)	5,516	4.5%
Indexed universal life	12,126	—	12,126	(72)	12,054	8.8%
Preneed life	2,851	—	2,851	—	2,851	2.1%
Other life insurance(1)	2,007	10,246	12,253	(3,772)	8,481	8.9%
Funding agreements(2)	2,196	5,554	7,750	—	7,750	5.6%
Closed block	—	1,137	1,137	(1,092)	45	0.8%
Other corporate(3)	—	48	48	(47)	1	—%
Total reserves	$66,180	$71,931	$138,111	$(26,218)	$111,893	100.0%

Total general account	$63,697	$70,051	133,748	$(26,218)	$107,530	96.8%
Total separate account	2,483	1,880	4,363	—	4,363	3.2%
Total reserves	$66,180	$71,931	$138,111	$(26,218)	$111,893	100.0%
_________________
(1)“Other life insurance” includes universal life, term and whole life insurance products.
(2)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank advances and under our FABN program.
(3)“Other corporate” primarily includes accident & health reserves that Global Atlantic assumed as part of a reinsurance transaction in 2009.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of June 30, 2022, reserves sourced through for block, flow and PRT transactions were $50.3 billion, $8.9 billion, and $4.1 billion, respectively.

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

During the quarter ended June 30, 2022, the United States showed signs of slowing economic activity, potentially indicating the early stages of a recession. Inflation continued to present a headwind for the U.S. economy. In keeping with its stated intention to bring down inflation, the U.S. Federal Reserve pursued a more restrictive monetary policy. The Federal Reserve raised interest rates by 50 basis points in May, 75 basis points in June and 75 basis points in July, leading to increased market volatility. In the United States, real GDP is estimated to have expanded at a 0.4% seasonally-adjusted annualized rate in the quarter ended June 30, 2022, after contracting at a -1.6% seasonally-adjusted annualized rate in the quarter ended March 31, 2022; the U.S. unemployment rate was 3.6% as of June 30, 2022, unchanged from March 31, 2022; the U.S. consumer price index rose 9.1% year-over-year as of June 30, 2022, up from 8.5% year-over-year as of March 31, 2022; the U.S. core consumer price index rose 5.9% on a year-over-year basis as of June 30, 2022, down from 6.5% on a year-over-year basis as of March 31, 2022; and the effective federal funds rate set by the U.S. Federal Reserve was 1.6% as of June 30, 2022, up from 0.3% as of March 31, 2022.

During the quarter ended June 30, 2022, the Euro Area (also known as the Eurozone) economy experienced slowing growth and the potential for recession for countries in the Euro Area is generally high. The European Central Bank (ECB) has signaled its intention to pursue a more restrictive monetary policy. Euro Area real GDP is estimated to have risen by 0.1% on a seasonally-adjusted quarter-over-quarter basis in the quarter ended June 30, 2022, lower than the 0.6% increase recorded in the quarter ended March 31, 2022. In addition, Euro Area unemployment was estimated to be 6.6% as of June 30, 2022, down from 6.8% as of March 31, 2022; euro area core inflation was 3.7% as of June 30, 2022, up from 3.0% as of March 31, 2022; and the short-term benchmark interest rate set by the European Central Bank was 0.0% as of June 30, 2022, unchanged from March 31, 2022. As of June 30, 2022, we have no investments in any portfolio companies whose executive headquarters are located in Russia, Ukraine or Belarus, and we believe that the direct exposure of our investment portfolio to Russia, Ukraine and Belarus is insignificant.

During the quarter ended June 30, 2020, the Chinese economy contracted due in part from the ongoing slowdown in China’s property sector and the effects of the government’s zero-COVID policies. Real GDP in China fell by 2.6% on a seasonally-adjusted quarter-over-quarter basis in the quarter ended June 30, 2022, compared to growth of 1.4% reported for the quarter ended March 31, 2022. Estimated core inflation in China was 1.0% on a year-over-year basis as of June 30, 2022, down from 1.1% on a year-over-year basis as of March 31, 2022.

In Japan, the economic recovery from COVID-19 has slowed, with higher energy costs and significant volatility in currency markets presenting headwinds to GDP growth. In Japan, real GDP growth for the quarter ended June 30, 2022 is estimated to have been 1.0% on a seasonally-adjusted annualized basis, unchanged from the quarter ended March 31, 2022; core inflation rose to 0.2% on a year-over-year basis as of June 30, 2022, up from -1.6% as of March 31, 2022; and the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of June 30, 2022, unchanged from March 31, 2022.

These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In particular, in response to persistent inflationary pressure and central bank policy designed to combat inflation, short- and medium-term interest rates may continue to rise, which may adversely impact equity and credit markets and in turn both increase volatility in equity and debt markets and reduce economic growth. As noted above, the U.S. Federal Reserve has recently raised interest rates and has indicated that it is prepared to take decisive action to manage inflation, including raising interest rates further and shrinking the size of its balance sheet. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries’ monetary and fiscal responses to inflationary trends. The Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine, have exacerbated and may further exacerbate these issues and trends. Protectionist policies have also increased globally as a result of the Russian invasion of Ukraine. Other key issues include (i) further developments regarding infectious diseases, including COVID-19, which may prolong the adverse economic impact of the COVID-19 pandemic on the U.S. and global economies, including supply chain disruptions that promote cost inflation for critical goods and labor shortages, (ii) geopolitical uncertainty such as U.S.-China relations, (iii) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and partisan sentiments in the United States, all of which have potentially global ramifications with regards to policy, (iv) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, stimulus programs and rising levels of debt, (v) increased volatility and/or downturn in equity or credit markets, (vi) unexpected shifts in central banks' monetary policies, and (vii) technological advancements and innovations that may disrupt marketplaces and businesses. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report. In addition, members of U.S. Congress and New York State are proposing (and after the date of this report may propose other) various significant changes in tax law, including significant changes in the way U.S. corporations like ourselves and many of our U.S. portfolio companies are taxed. If enacted, these changes could materially increase the amount of taxes we and our portfolio companies are required to pay. See “Risk Factors—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability” in our Annual Report.

Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets raise substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns. Low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas that have central bank quantitative easing or tightening campaigns affecting their interest rates relative to the United States could potentially experience further currency volatility relative to the U.S. dollar.

In our asset management business, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. For the quarter ended June 30, 2022, global equity markets were negative, with the S&P 500 down 16.1% and the MSCI World Index down 16.1% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 28.7 as of June 30, 2022, increasing from 20.6 as of March 31, 2022. For a discussion of our valuation methods, see “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” and see also “—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies” in our Annual Report. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.

Many of our investments in asset management are in non-investment grade credit instruments and investment grade credit instruments. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income.

Higher interest rates, periods of changes in rates and lower rates each may result in differing impacts on Global Atlantic’s business. See "Risk Factors—Risks Related to Global Atlantic— Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects" in our Annual Report. In our insurance segment, the majority of our investments are in investment grade credit instruments. Sales of those investments at a loss, for example as we rotate out of investments acquired with new reinsurance transactions during a period of rising rates, is expected to decrease our net income in that period. In addition, in our insurance segment, rising interest rates is expected to decrease the fair value of credit investments and may decrease the value of embedded derivatives associated with funds withheld reinsurance transactions, resulting in unrealized losses reported in AOCI. However, we do not expect to incur these unrealized losses as we intend to hold the investments to maturity as part of our asset liability cashflow matching strategy. Based on our review of applicable factors, we determined that it was not more likely than not that goodwill in the insurance segment was impaired. However, if the market, industry and company-specific factors relating to these investments deteriorate meaningfully, Global Atlantic may be required to recognize an impairment to goodwill, which could have a material adverse effect on our results of operations and financial condition.

Due in part to holdings of credit instruments such as CLOs on our balance sheet, the performance of the credit markets has had an amplified impact on our financial results, as we directly bear the full extent of losses from credit instruments on our balance sheet. Credit markets can also impact valuations because a discounted cash flow analysis is generally used as one of the methodologies to ascertain the fair value of our investments that do not have readily observable market prices. In addition, with respect to our credit instruments, tightening credit spreads are generally expected to lead to an increase, and widening credit spreads are generally expected to lead to a decrease, in the value of these credit investments, if not offset by hedging or other factors. In addition, the significant widening of credit spreads is also typically expected to negatively impact equity markets, which in turn would negatively impact our portfolio and us as noted above. Conversely, widening credit spreads may have a positive impact on our insurance business, as the margin Global Atlantic is able to earn between crediting rates offered on its insurance products and the investment income it earns from its credit investments could increase, and tightening credit spreads may negatively impact the pricing and therefore competitiveness of Global Atlantic’s products, adversely impacting sales and growth, or may negatively impact the margins that Global Atlantic earns on sales and transactions.

During the quarter ended June 30, 2022, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 42 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 244 basis points. The non-investment grade credit indices were down during the quarter ended June 30, 2022, with the S&P/LSTA Leveraged Loan Index down 4.5% and the BAML US High Yield Index down 10%. During the quarter ended June 30, 2022, 10-year government bond yields rose 67 basis points in the United States, rose 62 basis points in the United Kingdom, rose 79 basis points in Germany, rose 3 basis points in China, and rose 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see “Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” and “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” in our Annual Report.
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
Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended June 30, 2022, the euro fell 5.3%, the British pound fell 7.3%, the Japanese yen fell 10.3%, and the Chinese renminbi fell 5.4%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk” in our Annual Report.

LIBOR Transition. On March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act of 2021, was signed into law in the United States. This legislation establishes a uniform benchmark replacement mechanic for financial contracts that mature after June 30, 2023 which do not contain either clearly defined or practicable fallback provisions or are contractually silent on a benchmark replacement rate. The legislation also creates a safe harbor that shields involved parties from liability if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. For a discussion of the LIBOR transition that will impact certain debt obligations, see Note 2 "Summary of Significant Accounting Policies – Adoption of new accounting pronouncements—Reference rate reform" in our financial statements and for a discussion of the risks related to the LIBOR transition, see "Risk Factors – Risks Related to Our Business – Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and requires amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we or our investment funds have held, all of which may result in additional costs or adversely affect our or our funds’ liquidity, results of results of operations and financial condition" in our Annual Report.

Commodity Markets. Our Real Assets business line portfolio contains energy real asset investments, and certain of our other Private Equity, Real Assets and Credit and Liquid Strategies business line strategies have investments in or related to the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. As noted above, the actions taken by Russia in the Ukraine starting in February 2022 have also caused volatility in the commodities markets. During the quarter ended June 30, 2022, the 3-year forward price of WTI crude oil increased approximately 1%, and the 3-year forward price of natural gas increased approximately 16%. The 3-year forward price of WTI crude oil increased from approximately $72.85 per barrel to $73.46 per barrel, and the 3-year forward price of natural gas increased from approximately $3.77 per mcf to $4.36 per mcf as of March 31, 2022 and June 30, 2022, respectively.

When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In general, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. The reverse is true for upward price movements. However, because we typically use near-term commodity derivative transactions to hedge our exposures, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. In addition, to the extent energy real asset investments are directly held by our balance sheet, price movements can have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses, subject to hedging. However, as of June 30, 2022, energy investments in oil and gas assets made up only approximately 1% of our assets under management, 1% of our total GAAP assets and 1% of our total segment assets. For additional information regarding our energy real assets, see "—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our operating revenues consist of fees, performance income, investment income and other operating income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance industry generally, and in certain cases our reinsurance vehicles, as attractive means for capital appreciation or income. Since 2010, we have expanded into strategies such as real assets, credit, core, growth and, through hedge fund partnerships, hedge funds, and insurance. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, European Fund V, North America Fund XIII, Real Estate Partners Americas III, Real Estate Partners Europe II, Global Infrastructure Investors IV, Next Generation Technology Growth Fund II and Health Care Strategic Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.

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

The presentation in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach for the financial statements in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our consolidated results of operations for the six months ended June 30, 2021 are from February 1, 2021 (the closing date of the acquisition) through June 30, 2021.
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

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of June 30, 2022.

Revenues

Fees and Other

Fees and other consist primarily of (i) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other vehicles, and separately managed accounts; (ii) transaction fees earned in connection with successful investment transactions and from capital markets activities; (iii) monitoring fees from providing services to portfolio companies; (iv) expense reimbursements from certain investment funds and portfolio companies; and (v) consulting fees. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.

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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I Preferred, Common Stock as of June 30, 2022 would have been reduced by approximately $1.79 per share, compared to our reported $20.88 per share on such date, and our book value as of June 30, 2022 would have been reduced by approximately $1.74 per adjusted share, compared to our reported book value of $26.78 per adjusted share on such date.
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

General, Administrative and Other
General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, CLOs and investment funds that were consolidated, costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses"), expense reimbursements, placement fees and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.

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

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of June 30, 2022.

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

Net investment income
Net investment income reflects the income earned on our investments, net of any associated investment expenses (including management fees charged by the asset management segment) and net of ceded amounts under reinsurance agreements. Net investment income includes, amongst other things (i) interest earned on our fixed income available-for-sale and fixed-income trading investments, (ii) interest income and other related fees from our mortgage and other loan receivables, (iii) interest on funds withheld at interest receivables, (iv) proportional share of income from equity-method investments and (v) income from physical assets, such as renewable energy plants, real estate, railcars, and airplanes (net of depreciation and operating expenses).

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
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests primarily represents the ownership interests that certain third parties hold in entities that were consolidated in the financial statements as well as the ownership interests in KKR Group Partnership represented by exchangeable securities. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests. Given the consolidation of certain of our investment funds and the significant ownership interests in KKR Group Partnership held by KKR Holdings, we expect a portion of net income (loss) will continue to be attributed to noncontrolling interests in our business.
For a further discussion of our noncontrolling interests policies, see Note 22 "Equity" in the financial statements.
Key Segment and Non-GAAP Performance Measures
The following key segment and non-GAAP performance measures are used by management in making operational and resource deployment decisions as well as assessing the performance of KKR's businesses. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These performance measures as described below are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and holders of exchangeable securities and as such represent the entire KKR business in total. In addition, these performance measures are presented without giving effect to the consolidation of the investment funds and CFEs that KKR manages.
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
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. After-tax distributable earnings is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. After-tax distributable earnings is equal to Distributable Operating Earnings less Interest Expense, Net Income Attributable to Noncontrolling Interests and Income Taxes Paid. Series C Mandatory Convertible Preferred Stock dividends have been excluded from After-tax Distributable Earnings, because the definition of Adjusted Shares used to calculate After-tax Distributable Earnings per Adjusted Share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. Income Taxes Paid represents the amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all exchangeable securities were exchanged for shares of common stock of KKR & Co. Inc. Income Taxes Paid includes the benefit of tax deductions arising from equity-based compensation, which reduces income taxes paid or payable during the period. Equity based compensation expense is excluded from After-tax Distributable Earnings, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. If tax deductions from equity-based compensation were to be excluded from Income Taxes Paid, KKR’s After-tax Distributable Earnings would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in After-tax Distributable Earnings for the period. KKR makes these adjustments when calculating After-tax Distributable Earnings in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, After-tax Distributable Earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and After-tax Distributable Earnings should not be viewed as a measure of KKR’s liquidity.
Book Value
Book Value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) deconsolidates KKR’s investment funds and CFEs that KKR manages, (ii) includes the net assets that are attributable to exchangeable securities, and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders. KKR's book value includes the net impact of KKR's tax assets and liabilities as prepared under GAAP. Prior to the Reorganization Mergers, KKR's book value included the implied amount of (1) tax assets and liabilities attributable to KKR Holdings L.P. as if it was subject to corporate income taxes and (2) the recognition of deferred tax liabilities relating to certain assets of KKR Group Partnership L.P. that was expected to occur upon the completion of the Reorganization Mergers. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of deferred acquisition costs and income tax.
Distributable Operating Earnings
    Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate transaction-related charges and (iv) non-recurring items, if any. Strategic corporate transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments, which are comprised of the following:

•Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes (i)

unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized carried interest. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies and co-investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic (Ivy Re Limited and Ivy Re II Limited), which are , are included in Asset Management Segment Operating Earnings.
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
Other Terms and Capital Metrics

Adjusted Shares

Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include (i) the number of shares of common stock of KKR & Co. Inc. assumed to be issuable upon conversion of the Series C Mandatory Convertible Preferred Stock and (ii) shares of common stock of KKR & Co. Inc. issuable upon exchange of all exchangeable securities. Weighted average adjusted shares is used in the calculation of After-tax Distributable Earnings per Adjusted Share, and Adjusted Shares is used in the calculation of Book Value per Adjusted Share.

Assets Under Management ("AUM")
    Assets under management represent the assets managed, advised or sponsored by KKR from which KKR is entitled to receive management fees or performance income (currently or upon a future event), general partner capital, and assets managed, advised or sponsored by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed or sponsored capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds and the Global Atlantic insurance companies; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or performance income; (iii) the fair value of investments in KKR's co-investment vehicles; (iv) the par value of outstanding CLOs; (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all AUM of KKR's strategic BDC partnership; (vii) the acquisition cost of invested assets of certain non-US real estate investment trusts, and (viii) the value of other assets managed or sponsored by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM (i) is not based on any definition of AUM that may be set forth in the governing documents of the investment funds, vehicles, accounts or other entities whose capital is included in this definition, (ii) includes assets for which KKR does not act as an investment adviser, and (iii) is not calculated pursuant to any regulatory definitions.
Capital Invested
    Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds and Global Atlantic insurance companies, (ii) KKR's Principal Activities business line as a co-investment, if any, alongside KKR’s investment funds, and (iii) KKR's Principal Activities business line in connection with a syndication transaction conducted by KKR's Capital Markets business line, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to stockholders as it provides a measure of capital deployment across KKR’s business lines. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR’s Principal Activities business line that is not a co-investment alongside KKR’s investment funds, and (iii) capital invested by KKR’s Principal Activities business line that is not invested in connection with a syndication transaction by KKR’s Capital Markets business line. Capital syndicated by KKR's Capital Markets business line to third parties other than KKR’s investment funds or Principal Activities business line is not included in capital invested.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended June 30, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

The presentation of our consolidated results of operations that follows reflects the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach, where Global Atlantic's insurance business is presented separately from KKR's asset management business. Additionally, for the six months ended June 30, 2021, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through June 30, 2021.

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$615,264	$675,526	$(60,262)
Capital Allocation-Based Income (Loss)	(923,474)	1,525,393	(2,448,867)
	(308,210)	2,200,919	(2,509,129)
Insurance
Net Premiums	(225,502)	(452,133)	226,631
Policy Fees	325,707	312,262	13,445
Net Investment Income	931,889	716,497	215,392
Net Investment-Related Gains (Losses)	(426,326)	326,558	(752,884)
Other Income	32,512	32,078	434
	638,280	935,262	(296,982)
Total Revenues	330,070	3,136,181	(2,806,111)

Expenses
Asset Management
Compensation and Benefits	250,876	1,099,423	(848,547)
Occupancy and Related Charges	18,861	18,651	210
General, Administrative and Other	253,832	237,296	16,536
	523,569	1,355,370	(831,801)
Insurance
Net Policy Benefits and Claims	(45,407)	411,199	(456,606)
Amortization of Policy Acquisition Costs	13,204	(20,031)	33,235
Interest Expense	18,970	11,373	7,597
Insurance Expenses	131,065	100,973	30,092
General, Administrative and Other	170,892	132,828	38,064
	288,724	636,342	(347,618)
Total Expenses	812,293	1,991,712	(1,179,419)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(1,885,469)	3,220,053	(5,105,522)
Dividend Income	147,355	125,821	21,534
Interest Income	391,549	381,254	10,295
Interest Expense	(328,726)	(265,056)	(63,670)
Total Investment Income (Loss)	(1,675,291)	3,462,072	(5,137,363)

Income (Loss) Before Taxes	(2,157,514)	4,606,541	(6,764,055)

Income Tax Expense (Benefit)	(153,104)	343,667	(496,771)

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)

Net Income (Loss)	(2,004,410)	4,262,874	(6,267,284)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	8	1,337	(1,329)
Net Income (Loss) Attributable to Noncontrolling Interests	(1,193,734)	2,946,262	(4,139,996)
Net Income (Loss) Attributable to KKR & Co. Inc.	(810,684)	1,315,275	(2,125,959)

Series A Preferred Stock Dividends	—	17,834	(17,834)
Series B Preferred Stock Dividends	—	2,519	(2,519)
Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(827,934)	$1,277,672	$(2,105,606)

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management

Revenues

For the three months ended June 30, 2022 and 2021, revenues consisted of the following:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Management Fees	$418,229	$306,194	$112,035
Fee Credits	(63,574)	(122,284)	58,710
Transaction Fees	177,861	374,887	(197,026)
Monitoring Fees	30,522	32,953	(2,431)
Incentive Fees	7,141	2,692	4,449
Expense Reimbursements	25,576	60,056	(34,480)
Consulting Fees	19,509	21,028	(1,519)
Total Fees and Other	615,264	675,526	(60,262)

Carried Interest	(738,309)	1,196,668	(1,934,977)
General Partner Capital Interest	(185,165)	328,725	(513,890)
Total Capital Allocation-Based Income (Loss)	(923,474)	1,525,393	(2,448,867)

Total Revenues - Asset Management	$(308,210)	$2,200,919	$(2,509,129)

Fees and Other

Total Fees and Other for the three months ended June 30, 2022 decreased compared to the three months ended June 30, 2021 primarily as a result of the decrease in transaction fees, partially offset by the increase in management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily due to management fees earned from North America Fund XIII and Global Infrastructure Investors IV, each of which entered its investment period in the second quarter of 2021, and European Fund VI, which entered its investment period in the first quarter of 2022. The increase was partially offset primarily by a decrease in management fees earned from Americas Fund XII as a result of entering its post-investment period in the second quarter of 2021, which now earns fees based on capital invested rather than capital committed and at a lower fee rate.

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

Fee credits decreased compared to the prior period as a result of a lower level of transaction fees in our Private Equity, Real Assets and Credit and Liquid Strategies business lines in the current period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.

Transaction and monitoring fees are earned from KKR portfolio companies and are not eliminated upon consolidation because these fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the three months ended June 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our carry earning investment funds, most notably Americas Fund XII and Asian Fund III. Capital Allocation-Based Income (Loss) for the three months ended June 30, 2021 was positive primarily due to the net appreciation of the underlying investments at certain of our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI.

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

Net Gains (Losses) from Investment Activities for the three months ended June 30, 2022
The net losses from investment activities for the three months ended June 30, 2022 were comprised of net realized gains of $550.0 million and net unrealized losses of $(2,435.4) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2022, net realized gains related primarily to the sales of our investments in Fiserv Inc. (NASDAQ: FISV), Internet Brands, Inc. (technology sector) held in one of our consolidated funds and the sales of certain real estate equity investments that were held in Real Estate Partners Americas II. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated alternative credit funds.

Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) Crescent Energy Company (NYSE: CRGY), (ii) Söderberg & Partners (financial services sector), and (iii) investments held in our consolidated credit funds. These unrealized losses were partially offset by mark-to-market gains related to (i) certain investments held in our consolidated energy funds, (ii) certain investments held in our consolidated core real estate funds and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
For a discussion of other factors that affected KKR's realized investment income for the three months ended June 30, 2022, see "—Analysis of Asset Management Segment Operating Results."
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2021
The net gains from investment activities for the three months ended June 30, 2021 were comprised of net realized gains of $338.9 million and net unrealized gains of $2,881.1 million.

Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2021, net realized gains related primarily to the sales of our investments in FanDuel Inc. (technology sector), Fiserv, Inc., and Mr. Cooper Group Inc. (NASDAQ: COOP). Partially offsetting these realized gains were realized losses primarily relating to (i) certain investments held in our consolidated credit funds and (ii) realized losses related to certain hedging instruments.

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

For a discussion of other factors that affected KKR's realized investment income for the three months ended June 30, 2022, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the three months ended June 30, 2022, the most significant dividends received included (i) $71.8 million from investments held in our consolidated real estate core plus equity and opportunistic real estate equity funds and (ii) $8.9 million from our investment in Inkling Holdings LLC (media sector). During the three months ended June 30, 2021, the most significant dividends received included (i) $45.3 million from our consolidated real estate funds and (ii) a dividend of $26.9 million from our investment in Viridor Limited (infrastructure).

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to (i) the impact of closing CLOs that were consolidated subsequent to June 30, 2021 and (ii) a higher level of interest income from investments held in certain of our consolidated alternative credit funds, primarily related to an increase in the amount of capital deployed and higher interest rates. Partially offsetting these increases was the deconsolidation of KKR Real Estate Finance Trust Inc. (NYSE: KREF) ("KREF") in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to (i) the increase in the amount of borrowings outstanding from consolidated funds and other vehicles, (ii) impact of closing CLOs that were consolidated after June 30 2021 and (iii) the impact of issuances of our senior notes after June 30, 2021. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expense

The decrease in compensation and benefits expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the reversal of previously recognized accrued carried interest compensation, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation accrued resulting from a higher level of fee revenue and realized performance income in the current period.

General, Administrative and Other

The increase in general, administrative and other expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a higher level of (i) expenses at our consolidated funds and investment vehicles, (ii) broken-deal expenses, (iii) professional fees, information technology and other administrative costs in connection with the overall growth of the firm and (iv) travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period. Also, in periods of significant fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly. Similarly, our General, Administrative and Other expenses are expected to increase as a result of increased levels of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development.

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

Revenues

For the three months ended June 30, 2022 and 2021, revenues consisted of the following:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Net Premiums	$(225,502)	$(452,133)	$226,631
Policy Fees	325,707	312,262	13,445
Net Investment Income	931,889	716,497	215,392
Net Investment-Related Losses	(426,326)	326,558	(752,884)
Other Income	32,512	32,078	434
Total Insurance Revenues	$638,280	$935,262	$(296,982)

Net Premiums
Net premiums increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to lower retrocessions to third-party reinsurers during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. These lower retrocessions are offset by a comparable decrease in policy reserves reported within net policy benefits and claims (as discussed below). Premiums are negatively impacted in any quarter when Global Atlantic retrocedes business to third-party reinsurers in excess of the amount of business written or assumed in the quarter, including when retrocessions of assumed business occur in a later quarter than Global Atlantic’s assumption of the business.
Policy fees
Policy fees increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to higher administrative and rider fees due to growth in the individual market channel.
Net investment income
Net investment income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) increased average assets under management due to growth in our institutional market assets as a result of new reinsurance transactions and individual market sales and (ii) higher yields on floating-rate investments due to higher market interest rates.

Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Funds withheld payable at interest embedded derivatives	$1,363,700	$(368,402)	$1,732,102
Equity futures contracts	82,389	(104,182)	186,571
Foreign currency forwards	19,355	2,291	17,064
Credit risk contracts	1,867	(22)	1,889
Equity index options	(504,859)	196,868	(701,727)
Interest rate contracts	(73,725)	131,654	(205,379)
Funds withheld receivable embedded derivatives	(33,361)	22,567	(55,928)
Net gains on derivative instruments	855,366	(119,226)	974,592
Net other investment gains (losses)	(1,281,692)	445,784	(1,727,476)
Net investment-related gains (losses)	$(426,326)	$326,558	$(752,884)

Net losses on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable was driven primarily by the change in fair value of the underlying investments in the funds withheld payable at interest portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables and other investments. The underlying investments in the funds withheld payable at interest portfolio declined in value in the current period primarily due to an increase in market interest rates and wider credit spreads. The underlying investments in the funds withheld payable at interest portfolio increased in value in the prior period primarily due to a decrease in market interest rates and tighter credit spreads.
The increase in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which decreased during the three months ended June 30, 2022, as compared to an increase during the three months ended June 30, 2021, resulting in respectively, a gain, and a loss, on equity futures contracts in the respective periods.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which decreased during the three months ended June 30, 2022, as compared to the increase during the three months ended June 30, 2021.
The decrease in the fair value of interest rate contracts was primarily driven by an increase in market interest rates during the three months ended June 30, 2022 as compared to a decrease in market interest rates during the three months ended June 30, 2021.
The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during the three months ended June 30, 2022, as compared to the tightening of credit spreads during three months ended June 30, 2021.

Net other investment losses
The components of net other investment losses were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$44,600	$47,441	$(2,841)
Realized gains (losses) on equity investments	—	22,882	(22,882)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(287,373)	(27,634)	(259,739)
Credit loss allowances	(28,908)	51,698	(80,606)
Unrealized gains (losses) on fixed maturity securities classified as trading	(989,678)	319,942	(1,309,620)
Unrealized gains (losses) on investments classified as trading or accounted under a fair-value option	(38,435)	59,587	(98,022)
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	45,396	10,267	35,129
Realized gains (losses) on funds withheld at interest payable portfolio	28,727	(11,734)	40,461
Realized gains (losses) on funds withheld at interest receivable portfolio	(22,162)	7,263	(29,425)
Other	(33,859)	(33,928)	69
Net other investment gains (losses)	$(1,281,692)	$445,784	$(1,727,476)
The decrease in net other investment losses was primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading, and investments classified as trading or accounted under a fair-value option, primarily driven by an increase in interest rates and widening credit spreads in the current period compared to a decrease in interest rates and tighter credit spreads in the prior period, and (ii) the increase in realized losses on available-for-sale fixed maturity debt securities primarily due to portfolio rotation in a higher interest rate environment.
Expenses

Net Policy benefits and claims
Net policy benefits and claims decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to a decrease in the value of embedded derivatives in our indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "–Net investment-related losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims). This decrease was offset by (i) an increase in net policy benefits and claims due to new business originated from both individual and institutional market channel sales (net of retrocessions), and (ii) an increase in variable annuity reserves primarily due to lower equity market returns.
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) a decrease in the net benefit (that is, a reduction to expense) from the amortization of the net negative insurance intangibles recognized as part of purchase accounting of the GA Acquisition, as the underlying business runs off, and (ii) growth in our individual market channel. Offsetting these increases in expense was a decrease in amortization due to realized investment losses.
Interest expense
Interest expense increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to a net increase in debt outstanding, including a draw on the Global Atlantic revolving credit facility in the quarter ended March 31, 2022.

Insurance expenses
Insurance expenses increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) increased commission expense related to increased sales in our individual market and increased reinsurance transactions and (ii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other expenses increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) increased employee compensation and benefits-related expenses, (ii) increased professional service fees, and (iii) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)

Income Tax Expense (Benefit)

For the three months ended June 30, 2022, income tax was a benefit of $153.1 million compared to an income tax expense of $343.7 million in the prior period. In the current period, a deferred tax benefit was generated primarily due to pre-tax unrealized losses driven by net capital allocation-based losses and investment losses that are not currently deductible for tax purposes. Our effective tax rate under GAAP for the three months ended June 30, 2022 was 7.1%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. federal or state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the three months ended June 30, 2022 relates primarily to net income (loss) attributable to (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2022 was primarily due to (i) net losses from investment activities at our consolidated investment funds and (ii) a net loss attributable to exchangeable securities in the current period.

Net Income (Loss) Attributable to KKR & Co. Inc.

    The net loss attributable to KKR & Co. Inc. for the three months ended June 30, 2022 was primarily due to (i) net capital allocation-based losses and (ii) net losses from investment activities, partially offset by (i) a higher level of management fees and (ii) a reversal of previously recognized accrued carried interest compensation, as described above.

Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations on a GAAP basis for the six months ended June 30, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See "Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$1,395,775	$1,168,837	$226,938
Capital Allocation-Based Income (Loss)	(1,869,217)	4,210,040	(6,079,257)
	(473,442)	5,378,877	(5,852,319)
Insurance
Net Premiums	146,642	724,009	(577,367)
Policy Fees	644,143	513,945	130,198
Net Investment Income	1,744,494	1,161,278	583,216
Net Investment-Related Gains (Losses)	(795,006)	(129,144)	(665,862)
Other Income	67,256	50,222	17,034
	1,807,529	2,320,310	(512,781)
Total Revenues	1,334,087	7,699,187	(6,365,100)

Expenses
Asset Management
Compensation and Benefits	534,548	2,406,220	(1,871,672)
Occupancy and Related Charges	37,010	33,851	3,159
General, Administrative and Other	488,497	404,293	84,204
	1,060,055	2,844,364	(1,784,309)
Insurance
Net Policy Benefits and Claims	680,653	1,896,517	(1,215,864)
Amortization of Policy Acquisition Costs	5,471	(40,509)	45,980
Interest Expense	32,189	22,045	10,144
Insurance Expenses	247,808	153,057	94,751
General, Administrative and Other	338,106	212,783	125,323
	1,304,227	2,243,893	(939,666)
Total Expenses	2,364,282	5,088,257	(2,723,975)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(971,208)	5,916,253	(6,887,461)
Dividend Income	809,705	201,567	608,138
Interest Income	744,105	748,709	(4,604)
Interest Expense	(610,485)	(516,812)	(93,673)
Total Investment Income (Loss)	(27,883)	6,349,717	(6,377,600)

Income (Loss) Before Taxes	(1,058,078)	8,960,647	(10,018,725)

Income Tax Expense (Benefit)	(156,270)	782,406	(938,676)

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Net Income (Loss)	(901,808)	8,178,241	(9,080,049)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(55)	1,337	(1,392)
Net Income (Loss) Attributable to Noncontrolling Interests	(34,549)	5,191,793	(5,226,342)
Net Income (Loss) Attributable to KKR & Co. Inc.	(867,204)	2,985,111	(3,852,315)

Series A Preferred Stock Dividends	—	23,656	(23,656)
Series B Preferred Stock Dividends	—	5,038	(5,038)
Series C Mandatory Convertible Preferred Stock Dividends	34,500	34,500	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(901,704)	$2,921,917	$(3,823,621)

Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the six months ended June 30, 2022 and 2021, revenues consisted of the following:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Management Fees	$816,275	$582,375	$233,900
Fee Credits	(251,319)	(157,682)	(93,637)
Transaction Fees	644,827	540,780	104,047
Monitoring Fees	69,922	68,341	1,581
Incentive Fees	14,198	6,130	8,068
Expense Reimbursements	66,879	87,785	(20,906)
Consulting Fees	34,993	41,108	(6,115)
Total Fees and Other	1,395,775	1,168,837	226,938

Carried Interest	(1,521,997)	3,337,094	(4,859,091)
General Partner Capital Interest	(347,220)	872,946	(1,220,166)
Total Capital Allocation-Based Income (Loss)	(1,869,217)	4,210,040	(6,079,257)

Total Revenues - Asset Management	$(473,442)	$5,378,877	$(5,852,319)

Fees and Other

Total Fees and Other for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 primarily as a result of the increase in management fees and transaction fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily attributable to management fees earned from North America Fund XIII and Global Infrastructure Investors IV, each of which entered its investment period in the second quarter of 2021, and European Fund VI, which entered its investment period in the first quarter of 2022. The increase was partially offset by a decrease in management fees earned from Americas Fund XII and Global Infrastructure Investors III as a result of entering their post-investment period in the second quarter of 2021 and earning fees based on capital invested rather than capital committed.

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

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our private equity, real asset and credit businesses. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the six months ended June 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our carry earning investment funds, most notably Americas Fund XII, Asia Fund II and Asian Fund III. Capital Allocation-Based Income (Loss) for the six months ended June 30, 2021 was positive due to the net appreciation of the underlying investments at certain of our carry earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI.

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

Net Gains (Losses) from Investment Activities for the six months ended June 30, 2022
The net losses from investment activities for the six months ended June 30, 2022 were comprised of net realized gains of $829.6 million and net unrealized losses of $(1,800.8) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2022, net realized gains related primarily to the sales of our investments in Fiserv Inc., Internet Brands, Inc. held in one of our consolidated funds and the sale of certain real estate equity investments that were held in Real Estate Partners Americas II. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated alternative credit funds and a real estate equity investment in one of our consolidated US real estate funds.
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held in our consolidated credit funds, (ii) OutSystems Holdings S.A. (technology sector) and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) certain investments held in our consolidated energy funds, (ii) Viridor Limited, and (iii) Clarify Health Solutions Inc. (healthcare sector).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results".
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2021
The net gains from investment activities for the six months ended June 30, 2021 were comprised of net realized gains of $923.3 million and net unrealized gains of $4,992.9 million.

Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2021, net realized gains related primarily to the sale of our investments in FanDuel Inc., BridgeBio Pharma, Inc. (NASDAQ: BBIO) and Fiserv, Inc. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated credit funds and realized losses related to certain hedging instruments.

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

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results".
Dividend Income

During the six months ended June 30, 2022, the most significant dividends received included (i) $370.8 million from investments held in our consolidated real estate core plus and real estate opportunistic equity funds and (ii) $86.6 million from our investment in Exact Group B.V. (technology sector) held in our consolidated core vehicles. During the six months ended June 30, 2021, the most significant dividends received included (i) $72.0 million from our consolidated real estate funds and (ii) $26.9 million from our investment in Viridor Limited.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The decrease in interest income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to deconsolidation of KREF in the fourth quarter of 2021, partially offset by (i) the impact of closing additional CLOs that were consolidated subsequent to June 30, 2021 and (ii) a higher level of interest income from investments held in certain of our consolidated alternative credit funds, primarily related to an increase in the amount of capital deployed and higher interest rates. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the (i) increase in the amount of borrowings outstanding from consolidated funds and other vehicles, (ii) impact of closing consolidated CLOs after June 30 2021 and (iii) the impact of issuances of our senior notes after June 30, 2021. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expenses

The decrease in compensation and benefits expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the reversal of previously recognized accrued carried interest, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation accrued resulting from a higher level of fee revenue and realized performance income in the current period.

General, Administrative and Other

The increase in general, administrative and other expenses during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a higher level of (i) expenses at our consolidated funds and investment vehicles, (ii) strategic corporate transaction-related charges, (iii) broken-deal expenses, (iv) professional fees, information technology and other administrative costs and (v) travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period. Also, in periods of significant fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly. Similarly, our General, Administrative and Other expenses are expected to increase as a result of increased levels of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development.

Consolidated Results of Operations (GAAP Basis) - Insurance

For the six months ended June 30, 2021, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from the acquisition date, February 1, 2021, through June 30, 2021.

Revenues

For the six months ended June 30, 2022 and 2021, revenues consisted of the following:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Net Premiums	$146,642	$724,009	$(577,367)
Policy Fees	644,143	513,945	130,198
Net Investment Income	1,744,494	1,161,278	583,216
Net Investment-Related Gains	(795,006)	(129,144)	(665,862)
Other Income	67,256	50,222	17,034
Total Insurance Revenues	$1,807,529	$2,320,310	$(512,781)

Net Premiums
Net premiums decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to lower initial premiums related to fewer reinsurance transactions with life contingencies assumed during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was partially offset by lower retrocessions to third party reinsurers during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. These initial premiums on assumed reinsurance are offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Policy fees
Policy fees increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to one less month of activity reported in the prior period as a result of the GA Acquisition on February 1, 2021.
Net investment income
Net investment income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales, and (iii) higher yields on floating-rate investments due to higher market interest rates.
Net investment-related losses
The components of net investment-related losses were as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$2,544,135	$(55,172)	$2,599,307
Equity futures contracts	162,185	(173,765)	335,950
Foreign currency forwards	27,912	4,101	23,811
Credit risk contracts	335	(58)	393
Equity index options	(728,225)	300,889	(1,029,114)
Interest rate contracts	(223,901)	(125,139)	(98,762)
Funds withheld receivable embedded derivatives	(67,341)	78,450	(145,791)
Net gains on derivative instruments	1,715,100	29,306	1,685,794
Net other investment losses	(2,510,106)	(158,450)	(2,351,656)
Net investment-related gains	$(795,006)	$(129,144)	$(665,862)

Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable was primarily driven by the change in fair value of the underlying investments in the funds withheld payable at interest portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld payable at interest portfolio declined in value in the current period primarily due to an increase in market interest rates and wider credit spreads.
The increase in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which decreased during the six months ended June 30, 2022, as compared to an increase during the six months ended June 30, 2021, resulting in respectively, a gain, and a loss, on equity futures contracts in the respective periods.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which decreased during the six months ended June 30, 2022, as compared to the increase during the six months ended June 30, 2021.
The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during the six months ended June 30, 2022, as compared to the tightening of credit spreads in the six months ended June 30, 2021.
The decrease in the fair value of interest rate contracts was driven by an increase in market interest rates during both the six months ended June 30, 2022 and the prior period, resulting in a loss on interest rate contracts.
Net other investment losses
The components of net other investment losses were as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$59,564	$47,441	$12,123
Realized gains (losses) on equity investments	—	25,125	(25,125)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(530,723)	(73,274)	(457,449)
Credit loss allowances	(58,805)	(167,903)	109,098
Unrealized gains (losses) on fixed maturity securities classified as trading	(2,028,124)	2,890	(2,031,014)
Unrealized gains (losses) on investments classified as trading or fair-value option	(40,928)	47,421	(88,349)
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	123,088	10,267	112,821
Realized gains (losses) on funds withheld at interest, payable	2,340	(19,112)	21,452
Realized gains (losses) on funds withheld at interest, receivable	3,438	7,617	(4,179)
Other	(39,956)	(38,922)	(1,034)
Net investment-related gains	$(2,510,106)	$(158,450)	$(2,351,656)

The increase in net other investment losses were primarily due to (i) increase in unrealized losses on fixed maturity securities classified as trading primarily due to an increase in interest rates and widening credit spreads in the current period and (ii) the increase in realized losses on available-for-sale fixed maturity debt securities primarily due to portfolio rotation in a higher interest rate environment.

Offsetting these losses were (i) unrealized gains on real estate investments recognized at fair value under investment company accounting, and (ii) a higher credit loss allowance on mortgage and other loan receivables in the prior period primarily due to the recognition of an initial credit loan loss allowance upon the adoption of the current expected credit loss accounting standard concurrent with the GA Acquisition.

Other income

Other income increased for the six months ended June 30, 2022 as compared to the prior period primarily due to one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021.
Expenses

Net policy benefits and claims
Net policy benefits and claims decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) lower initial reserves related to fewer new reinsurance transactions with life contingencies in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, and (ii) a decrease in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "–Net investment related losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims). This decrease was offset by (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) an increase in net flows from both individual and institutional market channel sales, and (iii) an increase in variable annuity reserves primarily due to lower equity market returns.

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) a decrease in the net benefit (that is, a reduction to expense) from the amortization of the net negative insurance intangibles recognized as part of purchase accounting of the GA Acquisition, as the underlying business runs off, and (ii) growth in our individual market channel. Offsetting these increases in expense was a decrease of amortization due to realized investment losses.
Interest expense
Interest expense increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) a net increase in debt outstanding, including a draw on the revolving credit facility in the quarter ended March 31, 2022, and (ii) the impact of one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021.
Insurance expenses
Insurance expenses increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased commission expense related to increased sales in our individual market and increased reinsurance transactions, and (iii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other expenses increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits related expenses, and (iii) increased professional service fees, (iv) increased TPA policy servicing fees, all due to growth of the business.

Other Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the six months ended June 30, 2022, income tax was a benefit of $156.3 million compared to an income tax expense of $782.4 million in the prior period. In the current period, a deferred tax benefit was generated primarily due to pre-tax unrealized losses driven by net capital allocation-based losses and investment losses that are not currently deductible for tax purposes. Our effective tax rate under GAAP for the six months ended June 30, 2022 was 14.8%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. federal and state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the six months ended June 30, 2022 relates primarily to net income (loss) attributable to (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. The net loss attributable to noncontrolling interests for the six months ended June 30, 2022 was primarily due to (i) net losses from investment activities at our consolidated investment funds and (ii) a net loss attributable to exchangeable securities in the current period.

Net Income (Loss) Attributable to KKR & Co. Inc.

    The net loss attributable to KKR & Co. Inc. for the six months ended June 30, 2022 was primarily due to (i) net capital allocation-based losses and (ii) net losses from investment activities, partially offset by (i) a higher level of management fees and transaction fees and (ii) a reversal of previously recognized accrued carried interest compensation, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)

    The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of June 30, 2022 and December 31, 2021.

(Amounts in thousands, except per share amounts)
	As of	As of
	June 30, 2022	December 31, 2021

Assets
Asset Management
Cash and Cash Equivalents	$6,720,983	$6,699,668
Investments	88,191,528	88,775,514
Other Assets	6,520,792	4,244,894
	101,433,303	99,720,076
Insurance
Cash and Cash Equivalents	5,130,193	3,391,934
Investments	119,507,782	123,763,675
Other Assets	40,003,820	37,409,755
	164,641,795	164,565,364
Total Assets	$266,075,098	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$37,177,474	$36,669,755
Other Liabilities	7,905,447	8,359,619
	45,082,921	45,029,374
Insurance
Debt Obligations	1,975,473	1,908,006
Other Liabilities	166,198,313	159,208,840
	168,173,786	161,116,846
Total Liabilities	$213,256,707	$206,146,220

Redeemable Noncontrolling Interests	81,167	82,491

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Stockholders' Equity - Common Stock	17,956,891	16,466,372
Noncontrolling Interests	33,664,541	40,474,565
Total Equity	52,737,224	58,056,729
Total Liabilities and Equity	$266,075,098	$264,285,440

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$20.88	$27.64

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $20.88 as of June 30, 2022, down from $27.64 as of December 31, 2021. The decrease was primarily due to the (i) unrealized losses on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income, (ii) repurchases of common stock, (iii) dividends to common stockholders and (iv) a net loss attributable to KKR & Co. Inc. common stockholders during the six months ended June 30, 2022.

Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)

The following is a discussion of our consolidated cash flows for the six months ended June 30, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(3.1) billion and $(1.3) billion during the six months ended June 30, 2022 and 2021, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(5.3) billion and $(3.1) billion during the six months ended June 30, 2022 and 2021, respectively, (ii) net realized gains (losses) on asset management investments of $829.6 million and $923.3 million during the six months ended June 30, 2022 and 2021, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $(1.8) billion and $5.0 billion during the six months ended June 30, 2022 and 2021, respectively, (iv) capital allocation-based income (loss) of $(1.9) billion and $4.2 billion during the six months ended June 30, 2022 and 2021, respectively, and (v) net realized gains (losses) on insurance operations of $(11.2) million and $(420.2) million during the six months ended June 30, 2022 and 2021, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(7.1) billion and $(2.5) billion during the six months ended June 30, 2022 and 2021, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance) of $(5.3) billion and $(2.4) billion during the six months ended June 30, 2022 and 2021, respectively, (ii) acquisitions, net of cash acquired of $(1.7) billion and $(473.8) million during the six months ended June 30, 2022 and 2021, respectively, and (iii) the purchase of fixed assets of $(34.2) million and $(49.6) million during the six months ended June 30, 2022 and 2021, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $12.3 billion and $8.9 billion during the six months ended June 30, 2022 and 2021, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $3.7 billion and $3.3 billion during the six months ended June 30, 2022 and 2021, respectively, (ii) proceeds received net of repayment of debt obligations of $3.3 billion and $3.1 billion during the six months ended June 30, 2022 and 2021, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $5.5 billion and $3.3 billion during six months ended June 30, 2022 and 2021, respectively, (iv) common stock dividends of $(177.6) million and $(162.1) million during the six months ended June 30, 2022 and 2021, respectively, (v) net delivery of common stock of $(34.9) million and $(106.9) million during the six months ended June 30, 2022 and 2021, respectively, (vi) repurchases of common stock of $(346.7) million and $(135.9) million during the six months ended June 30, 2022 and 2021, respectively, (vii) Series A and B Preferred Stock dividends of $(16.7) million during the six months ended June 30, 2021, (viii) Series C Mandatory Convertible Preferred Stock dividends of $(34.5) million during the six months ended June 30, 2022 and 2021, respectively, and (ix) private placement share issuance of $38.5 million during six months ended June 30, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a segment basis for the three months ended June 30, 2022 and 2021. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures and Other Terms and Operating Metrics" and the financial statements and related notes included elsewhere in this report. See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

For the six months ended June 30, 2021, the results of our Insurance segment are from February 1, 2021 (closing date of the acquisition) through June 30, 2021.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key capital metrics for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Management Fees	$654,927	$480,122	$174,805
Transaction and Monitoring Fees, Net	107,301	259,761	(152,460)
Fee Related Performance Revenues	9,999	14,567	(4,568)
Fee Related Compensation	(173,748)	(169,751)	(3,997)
Other Operating Expenses	(137,244)	(114,550)	(22,694)
Fee Related Earnings	461,235	470,149	(8,914)
Realized Performance Income	730,858	618,310	112,548
Realized Performance Income Compensation	(474,428)	(413,024)	(61,404)
Realized Investment Income	276,888	368,863	(91,975)
Realized Investment Income Compensation	(41,533)	(55,330)	13,797
Asset Management Segment Operating Earnings	$953,020	$988,968	$(35,948)

Management Fees

The following table presents management fees by business line:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Management Fees
Private Equity	$299,099	$221,192	$77,907
Real Assets	161,707	97,105	64,602
Credit and Liquid Strategies	194,121	161,825	32,296
Total Management Fees	$654,927	$480,122	$174,805

The increase in Private Equity management fees was primarily attributable to (i) management fees earned from our North America Fund XIII and European Fund VI, each of which entered its investment periods during the second quarter of 2021 and first quarter of 2022, respectively and (ii) approximately $10 million of management fees on new capital raised that is retroactive to the start of the fund's investment period. These increases were partially offset by a decrease in management fees earned from our European Fund V and Americas Fund XII as a result of entering their post-investment periods in the first quarter of 2022 and second quarter of 2021, respectively, and now earn fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Real Asset management fees was primarily due to (i) management fees earned from Global Infrastructure Investors IV, which entered its investment period during the second quarter of 2021, (ii) an increase in management fees earned from new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies and (iii) management fees earned on assets we now manage from our acquisition of KJRM.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) an increase in management fees earned from new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, (ii) a higher level of management fees from our business development company, FSK and (iii) new CLO issuances.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$16,809	$33,087	$(16,278)
Real Assets	1,569	4,579	(3,010)
Credit and Liquid Strategies	4,322	3,142	1,180
Capital Markets	84,601	218,953	(134,352)
Total Transaction and Monitoring Fees, Net	$107,301	$259,761	$(152,460)

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The decrease in capital markets transaction fees was primarily due to a decrease in the number and average size of capital markets transactions for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Overall, we completed 60 capital markets transactions for the three months ended June 30, 2022, of which 5 represented equity offerings and 55 represented debt offerings, as compared to 81 transactions for the three months ended June 30, 2021, of which 15 represented equity offerings and 66 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our Capital Markets business line fees are generated in connection with our Private Equity, Real Assets and Credit and Liquid Strategies business lines as well as from third-party companies. For the three months ended June 30, 2022, approximately 25% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 28% for the three months ended June 30, 2021. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2022, approximately 47% of our transaction fees were generated outside of North America as compared to approximately 50% for the three months ended June 30, 2021. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and market volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Equity, Real Assets and Credit and Liquid Strategies business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

The decrease in Private Equity business line transaction and monitoring fees, net, was primarily attributable to a lower level of transaction fees. During the three months ended June 30, 2022, there were 19 transaction fee-generating investments that paid an average fee of $3.8 million compared to 25 transaction fee-generating investments that paid an average fee of $4.4 million during the three months ended June 30, 2021. For the three months ended June 30, 2022, approximately 51% of these transaction fees were paid by companies in Europe, 36% were paid from companies in the Asia-Pacific region, and 13% were paid from companies in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	1,108	1,701	(593)
Credit and Liquid Strategies	8,891	12,866	(3,975)
Total Fee Related Performance Revenues	$9,999	$14,567	$(4,568)

Fee related performance revenues represent performance fees that are (i) to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from (i) our business development company, FSK in our Credit and Liquid Strategies business line, and (ii) our registered closed-end real estate equity fund, KKR Real Estate Select Trust Inc. ("KREST"), and our real estate credit investment trust, KKR Real Estate Finance Trust Inc. ("KREF"), both of which are in our Real Assets business line. Fee related performance revenues were lower for the three months ended June 30, 2022 compared to the prior period primarily due to a lower level of investment income at FSK.

Fee Related Compensation

The increase in fee related compensation for the three months ended June 30, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the three months ended June 30, 2022 compared to the prior period was primarily due to (i) a higher level of professional fees, information technology and other administrative costs and (ii) an increase in travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

Fee Related Earnings

The decrease in fee related earnings for the three months ended June 30, 2022 compared to the prior period was primarily due to a lower level of transaction fees and a higher level of other operating expenses, partially offset by a higher level of management fees, as described above.

Realized Performance Income

The following table presents realized performance income by business line:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Realized Performance Income
Private Equity	$634,146	$547,699	$86,447
Real Assets	85,310	42,535	42,775
Credit and Liquid Strategies	11,402	28,076	(16,674)
Total Realized Performance Income	$730,858	$618,310	$112,548

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Private Equity
North America Fund XI	$443,170	$248,578	$194,592
Asian Fund III	51,397	110,515	(59,118)
2006 Fund	47,117	114,425	(67,308)
Americas Fund XII	39,261	—	39,261
Co-Investment Vehicles and Other	35,656	30,205	5,451
European Fund IV	17,545	43,976	(26,431)
Total Realized Carried Interest (1)	634,146	547,699	86,447

Incentive Fees	—	—	—
Total Realized Performance Income	$634,146	$547,699	$86,447

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$85,310	$—	$85,310
Global Infrastructure Investors II	—	36,215	(36,215)
Co-Investment Vehicles and Other	—	3,283	(3,283)
Global Infrastructure Investors	—	3,037	(3,037)
Total Realized Carried Interest (1)	85,310	42,535	42,775

Incentive Fees	—	—	—
Total Realized Performance Income	$85,310	$42,535	$42,775

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Credit and Liquid Strategies
Other Alternative Credit Vehicles	$4,153	$15,336	$(11,183)
Total Realized Carried Interest (1)	4,153	15,336	(11,183)

Incentive Fees	7,249	12,740	(5,491)
Total Realized Performance Income	$11,402	$28,076	$(16,674)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Equity business line for the three months ended June 30, 2022 consisted primarily of a realized gain from the sale of our investment in Internet Brands, Inc. held by our North America Fund XI.

Realized carried interest in our Private Equity business line for the three months ended June 30, 2021 consisted primarily of (i) realized gains from the sale of our investments in Endeavor Group Holdings, Inc. (NASDAQ: EDR) and Calabrio, Inc. (technology sector) and (ii) dividends received from our investment in Kokusai Electric Corporation (manufacturing sector).

Realized carried interest in our Real Assets business line for the three months ended June 30, 2022 consisted primarily of realized proceeds from dividends received and sales of various investments in our real estate funds.

Realized carried interest in our Real Assets business line for the three months ended June 30, 2021 consisted primarily of a realized gain from the sale of our infrastructure investment, Calisen PLC (LSN: CLSNLN).

Realized carried interest in our Credit and Liquid Strategies business line decreased for the three months ended June 30, 2022 compared to the prior period as a result of a lower level of realization activity at certain alternative credit investment funds, from which we are eligible to take cash carry.

Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR credit vehicles and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a third party asset management firm. Incentive fees in our Credit and Liquid Strategies business line decreased for the three months ended June 30, 2022 compared to the prior period as a result of a lower level of performance fees earned from our hedge fund partnership, Marshall Wace.

Realized Performance Income Compensation

The increase in realized performance income compensation for the three months ended June 30, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$196,408	$263,353	$(66,945)
Interest Income and Dividends	80,480	105,510	(25,030)
Total Realized Investment Income	$276,888	$368,863	$(91,975)
The decrease in realized investment income is primarily due to a lower level of net realized gains and interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the three months ended June 30, 2022, net realized gains were comprised of realized gains primarily from the sale of our Private Equity business line investments in Fiserv, Inc., Internet Brands, Inc. and Max Healthcare Institute Limited (NSE: MAXHEALTH). Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from sale of revolving credit facilities and various alternative credit strategy investments.
    For the three months ended June 30, 2021, net realized gains were comprised of realized gains primarily from the sale of our Private Equity business line investments in Fiserv, Inc., Mr. Cooper Group Inc., and FanDuel Inc. Partially offsetting these realized gains were realized losses related to certain hedging instruments.
    For the three months ended June 30, 2022, interest income and dividends were comprised of (i) $46.5 million of interest income, primarily from our investments in CLOs, and (ii) $34.0 million of dividend income primarily from our real estate investments, as well as a dividend distribution received from our private equity investment in Inkling Holdings LLC.
    For the three months ended June 30, 2021, interest income and dividends were comprised primarily of (i) $66.4 million of dividend income primarily from our real asset investments including our investment in KREF and our infrastructure investments, as well as dividend distributions received from our private equity investment in Kokusai Electric Corporation and (ii) $39.1 million of interest income which consists primarily of interest received from our investments in CLOs and credit investments. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."

    We expect realized performance income and realized investment income to be greater than $500 million in the third quarter of 2022 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to June 30, 2022 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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
For the quarter ended June 30, 2022, total fees attributable to KKR Capstone were $19.5 million and total expenses attributable to KKR Capstone were $20.5 million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended June 30, 2022 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Measures
The following table presents certain key operating and capital metrics as of June 30, 2022 and March 31, 2022:

	As of
	June 30, 2022	March 31, 2022	Change
	($ in millions)
Assets Under Management	$490,692	$479,032	$11,660
Fee Paying Assets Under Management	$384,470	$371,176	$13,294
Uncalled Commitments	$115,300	$114,836	$464

The following table presents one of our key capital metrics for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in millions)
Capital Invested	$18,651	$18,526	$125

Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line AUM from March 31, 2022 to June 30, 2022:

($ in millions)
March 31, 2022	$174,406
New Capital Raised	8,277
Distributions and Other	(5,245)
Change in Value	(5,897)
June 30, 2022	$171,541

AUM for the Private Equity business line was $171.5 billion at June 30, 2022, a decrease of $2.9 billion, compared to $174.4 billion at March 31, 2022.

The decrease was primarily attributable to a decrease in investment valuation at Americas Fund XII, Asian Fund III, and European Fund V, and to a lesser extent, distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI, Asian Fund III, and 2006 Fund. Partially offsetting these decreases was new capital raised for our Next Generation Technology Growth Fund III, new investment vehicles involving Internet Brands and a new strategic investor partnership.

For the three months ended June 30, 2022, the value of our traditional private equity investment portfolio decreased 7%. This was comprised of a 24% decrease in share prices of various publicly held investments and a 3% decrease in value of our privately held investments, as discussed further below. For the three months ended June 30, 2022, the value of our growth equity and core equity investment portfolios decreased 8% and 2%, respectively. See "Business Environment" for more information about certain factors that impact our business, financial performance, operating results and valuations.
The most significant decreases in share prices of our publicly held private equity investments were decreases in Applovin Corporation (NASDAQ: APP), PHC Holdings Corporation (TYO: 6523), and Fiserv, Inc. The prices of publicly held companies may experience volatile changes following the reporting period.

The most significant decreases in value of our privately held investments related to OneStream Software, LLC (technology sector), Unzer GmbH (financial services sector), and Kokusai Electric Corporation. These decreases in value were partially offset by increases in value relating primarily to CHI Overhead Doors, Inc. (manufacturing sector), Westbrick Energy Ltd. (energy sector), and Internet Brands, Inc. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by economic outlook and market environment. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) with respect to CHI Overhead Doors, Inc., an increase in valuation reflecting an agreement to exit the investment.

For the three months ended June 30, 2021, the value of our traditional private equity investment portfolio increased 9%. This was comprised of a 12% increase in share prices of various publicly held investments and a 8% increase in value of our privately held investments. For the three months ended June 30, 2021, the value of our growth equity and core equity investment portfolios increased 16% and 15%, respectively.

The most significant increases in share prices of various publicly held investments were increases in AppLovin Corporation, KnowBe4, Inc. (NASDAQ: KNBE), Darktrace Limited (LSE: DARK), and Hensoldt AG (FRA: HAG). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was a decrease in Fiserv, Inc.

The most significant increase in value of our privately held investments related to OneStream Software, LLC, PetVet Care Centers, LLC, and The Bountiful Company (consumer products sector). These increases in value were partially offset by decreases in value relating primarily to OutSystems Holdings S.A. and Channel Control Merchants (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to The Bountiful Company, an increase in valuation reflecting an agreement to exit this investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced from the impact of COVID-19 on the economic outlook and overall market environment.

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

Real Assets
The following table reflects the changes in our Real Assets business line AUM from March 31, 2022 to June 30, 2022:

($ in millions)
March 31, 2022	$93,807
New Capital Raised	10,542
Acquisitions(1)	12,730
Distributions and Other	(1,682)
Change in Value	(1,608)
June 30, 2022	$113,789
(1) Reflects the AUM of KJRM at closing.

AUM for the Real Assets business line was $113.8 billion at June 30, 2022, an increase of $20.0 billion, compared to $93.8 billion at March 31, 2022.

The increase was primarily attributable to (i) Japanese REIT assets we now manage from our acquisition of KJRM and (ii) new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies and Asia Pacific Infrastructure Investors II. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors and to a lesser extent, a decline in investment value on the assets managed under our investment management agreements with Global Atlantic's insurance companies.

For the three months ended June 30, 2022, the value of our energy, real estate and infrastructure investment portfolios increased 4%, 2% and 0%, respectively. See "Business Environment" for more information about certain factors that impact our business, financial performance, operating results and valuations.

For the three months ended June 30, 2021, the value of our energy, real estate and infrastructure investment portfolios increased 10%, 9%, and 2%, respectively.

Credit and Liquid Strategies

The following table reflects the changes in our Credit and Liquid Strategies business line AUM from March 31, 2022 to June 30, 2022:

($ in millions)
March 31, 2022	$210,819
New Capital Raised	6,476
Distributions and Other	(3,335)
Redemptions	(735)
Change in Value	(7,863)
June 30, 2022	$205,362
AUM in our Credit and Liquid Strategies business line totaled $205.4 billion at June 30, 2022, a decrease of $5.4 billion compared to $210.8 billion at March 31, 2022.

The decrease was primarily attributable to (i) a decline in investment value on the assets managed across our credit portfolio, including at Global Atlantic, (ii) distributions to fund investors at certain leveraged and alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised from (i) Global Atlantic, (ii) new CLO issuances, and (iii) various leveraged and alternative credit funds.

Fee Paying Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line FPAUM from March 31, 2022 to June 30, 2022:

($ in millions)
March 31, 2022	$94,812
New Capital Raised	5,311
Distributions and Other	(922)
Net Changes in Fee Base of Certain Funds	(255)
Change in Value	(630)
June 30, 2022	$98,316

FPAUM in our Private Equity business line was $98.3 billion at June 30, 2022, an increase of $3.5 billion, compared to $94.8 billion at March 31, 2022.

The increase was primarily attributable to new capital raised from our Next Generation Technology Growth Fund III and new investment vehicles involving Internet Brands, Inc. Partially offsetting this increase were decreases from (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI and Asian Fund III, and (ii) net change in fee base of Next Generation Technology Growth Fund II as a result of entering its post investment period, during which we earn fees on invested capital rather than committed capital.

Uncalled capital commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $22.5 billion at June 30, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur and which may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in our Real Assets business line FPAUM from March 31, 2022 to June 30, 2022:

($ in millions)
March 31, 2022	$77,260
New Capital Raised	5,981
Acquisitions(1)	12,730
Distributions and Other	(1,007)
Change in Value	(1,706)
June 30, 2022	$93,258
(1) Reflects the AUM of KJRM at closing.

FPAUM in our Real Assets business line was $93.3 billion at June 30, 2022, an increase of $16.0 billion, compared to $77.3 billion at March 31, 2022.

The increase was primarily attributable to (i) the Japanese REITs we now manage from our acquisition of KJRM and (ii) new capital raised by Global Atlantic and in KKR Real Estate Select Trust. Partially offsetting these increases were a decline in investment value on the assets managed for Global Atlantic and to a lesser extent, payments to Global Atlantic policyholders and distributions to real estate fund investors.

Uncalled capital commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $12.9 billion at June 30, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur and which may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in our Credit and Liquid Strategies business line FPAUM from March 31, 2022 to June 30, 2022:

($ in millions)
March 31, 2022	$199,104
New Capital Raised	5,335
Distributions and Other	(3,434)
Redemptions	(735)
Change in Value	(7,374)
June 30, 2022	$192,896

FPAUM in our Credit and Liquid Strategies business line was $192.9 billion at June 30, 2022, a decrease of $6.2 billion, compared to $199.1 billion at March 31, 2022.

The decrease was primarily attributable to (i) a decline in investment value in assets managed across our credit portfolio, including at Global Atlantic, (ii) distributions to fund investors at certain alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised by or from (i) Global Atlantic, (ii) new CLO issuances, and (iii) various leveraged and alternative credit funds.

Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $8.9 billion at June 30, 2022. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.8%. We will not begin earning fees on this capital until it is deployed or the related investment period commences, neither of which is guaranteed to occur. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Equity

As of June 30, 2022, our Private Equity business line had $71.0 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $70.4 billion as of March 31, 2022. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Real Assets

As of June 30, 2022, our Real Assets business line had $31.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $33.1 billion as of March 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, partially offset by new commitments from fund investors.

Credit and Liquid Strategies

As of June 30, 2022, our Credit and Liquid Strategies business line had $12.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $11.4 billion as of March 31, 2022. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Capital Invested
Private Equity
    For the three months ended June 30, 2022, our Private Equity business line had $5.7 billion of capital invested as compared to $3.6 billion for the three months ended June 30, 2021. The increase was driven primarily by a $2.5 billion increase in capital invested in our traditional private equity strategy. During the three months ended June 30, 2022, 62% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 26% was in the Europe, and 12% was in the Asia-Pacific region. The number of large private equity investments made in any quarter is volatile and consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.
Real Assets
    For the three months ended June 30, 2022, our Real Assets business line had $8.1 billion of capital invested as compared to $4.6 billion for the three months ended June 30, 2021. The increase was driven primarily by a $3.3 billion increase in capital invested in our real estate strategy. During the three months ended June 30, 2022, 85% of capital deployed in real assets was in transactions in North America, 14% was in Europe, and 1% was in the Asia-Pacific region.
Credit and Liquid Strategies
For the three months ended June 30, 2022, our Credit and Liquid Strategies business line had $4.9 billion of capital invested as compared to $10.3 billion for the three months ended June 30, 2021. The decrease was primarily due to a lower level of (i) capital deployed across our private credit strategies and (ii) a lower level of capital deployed by Global Atlantic's insurance companies. During the three months ended June 30, 2022, 93% of capital deployed was in transactions in North America, 5% was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Net Investment Income	$964,396	$759,503	$204,893
Net Cost of Insurance	(528,572)	(389,932)	(138,640)
General, Administrative and Other	(165,551)	(123,347)	(42,204)
Pre-tax Insurance Operating Earnings	270,273	246,224	24,049
Income Taxes	(47,353)	(37,476)	(9,877)
Net Income Attributable to Noncontrolling Interests	(85,867)	(81,228)	(4,639)
Insurance Segment Operating Earnings	$137,053	$127,520	$9,533

Insurance segment operating earnings

Insurance segment operating earnings increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to higher net investment income resulting from an increase in average assets under management due to growth of the business. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both our individual market and institutional market channels, (ii) corresponding increase in general and administrative expenses and (iii) an increase in income tax expense.

Net investment income

Net investment income increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) increased average assets under management due to growth in assets from our institutional markets channel as a result of new reinsurance transactions and new individual market sales, and (ii) higher yields on floating-rate investments due to higher market interest rates.
Net cost of insurance
Net cost of insurance increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher funding costs on new business originated.
General, administrative and other expenses

General and administrative expenses increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) increased employee compensation and benefits related expenses, (ii) increased professional service fees, and (iii) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits for the three months ended June 30, 2021.
Net income (loss) attributable to non-controlling interests

Net income (loss) attributable to non-controlling interests increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 proportional to the increase in insurance segment operating earnings for the comparable period. Net income (loss) attributable to non-controlling interests represent the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$953,020	$988,968	$(35,948)
Insurance Segment Operating Earnings	137,053	127,520	9,533
Distributable Operating Earnings	1,090,073	1,116,488	(26,415)

Interest Expense	(76,619)	(64,109)	(12,510)
Preferred Dividends	—	(8,341)	8,341
Net Income Attributable to Noncontrolling Interests	(4,535)	(5,414)	879
Income Taxes Paid	(169,118)	(113,049)	(56,069)
After-tax Distributable Earnings	$839,801	$925,575	$(85,774)

Distributable Operating Earnings
The decrease in distributable operating earnings for the three months ended June 30, 2022 compared to the prior period is primarily due to a lower level of Asset Management segment operating earnings partially offset by a higher level of Insurance segment operating earnings. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    The increase in interest expense for the three months ended June 30, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries subsequent to June 30, 2021.
Preferred Dividends
    The decrease in preferred dividends for the three months ended June 30, 2022 compared to the prior period was attributable to the redemption of all of our Series A and B preferred stock outstanding after June 30, 2021.
Income Taxes Paid
    The increase in income taxes paid for the three months ended June 30, 2022 compared to the prior period was primarily due to an increase in the effective tax rate.
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the three months ended June 30, 2022 compared to the prior period was due primarily to a lower level of distributable operating earnings and increases in income taxes paid and interest expense, as described above.

The amount of tax benefit from equity-based compensation included in income taxes paid for the three months ended June 30, 2022 and 2021 was $15.9 million and $55.2 million, respectively, and its inclusion in after-tax distributable earnings had the effect of increasing this measure by 2% and 6%, respectively.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's Asset Management segment operating results and certain key capital metrics as of and for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Management Fees	$1,279,855	$919,862	$359,993
Transaction and Monitoring Fees, Net	413,339	395,438	17,901
Fee Related Performance Revenues	22,050	24,863	(2,813)
Fee Related Compensation	(385,968)	(301,536)	(84,432)
Other Operating Expenses	(263,119)	(204,711)	(58,408)
Fee Related Earnings	1,066,157	833,916	232,241
Realized Performance Income	1,340,065	789,619	550,446
Realized Performance Income Compensation	(858,063)	(523,010)	(335,053)
Realized Investment Income	626,242	830,136	(203,894)
Realized Investment Income Compensation	(93,936)	(124,521)	30,585
Asset Management Segment Operating Earnings	$2,080,465	$1,806,140	$274,325

Management Fees

The following table presents management fees by business line:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Management Fees
Private Equity	$581,283	$433,018	$148,265
Real Assets	315,520	172,246	143,274
Credit and Liquid Strategies	383,052	314,598	68,454
Total Management Fees	$1,279,855	$919,862	$359,993

The increase in Private Equity business line management fees was primarily attributable to management fees earned from North America Fund XIII, European Fund VI, and Health Care Strategic Growth Fund II, which entered their investment periods in the second quarter of 2021, first quarter of 2022, and second quarter of 2021, respectively. The increase was partially offset by a decrease in management fees earned from Americas Fund XII, European Fund V, and Health Care Strategic Growth Fund as a result of entering their post-investment periods in the second quarter of 2021, first quarter of 2022, and second quarter of 2021, respectively, with all three investment funds now earning fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Real Assets business line management fees was primarily due to (i) management fees earned from Global Infrastructure Investors IV, which entered its investment period during the second quarter of 2021, (ii) an increase in management fees earned from new capital raised by Global Atlantic and (iii) management fees earned from Real Estate Partners Americas III as a result of additional capital raised subsequent to June 30, 2021. These increases were partially offset by a decrease in management fees earned from Global Infrastructure Investors III as a result of entering its post-investment period in the second quarter of 2021, which is now earning fees based on capital invested rather than capital committed.

The increase in Credit and Liquid Strategies business line management fees was primarily attributable to (i) an increase in management fees earned from new capital raised by Global Atlantic, (ii) a higher level of management fees from FSK, our business development company and (iii) a higher level of FPAUM at our hedge fund partnership, Marshall Wace.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$49,865	$53,075	$(3,210)
Real Assets	9,199	7,053	2,146
Credit and Liquid Strategies	14,418	4,172	10,246
Capital Markets	339,857	331,138	8,719
Total Transaction and Monitoring Fees, Net	$413,339	$395,438	$17,901

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The increase in transaction fees was primarily due to an increase in the number of capital markets transactions for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Overall, we completed 147 capital markets transactions for the six months ended June 30, 2022, of which 16 represented equity offerings and 131 represented debt offerings, as compared to 138 transactions for the six months ended June 30, 2021, of which 26 represented equity offerings and 112 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the six months ended June 30, 2022, approximately 21% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 27% for the six months ended June 30, 2021. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the six months ended June 30, 2022, approximately 40% of our transaction fees were generated outside of North America as compared to approximately 44% for the six months ended June 30, 2021. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Our Private Equity, Real Assets and Credit and Liquid Strategies business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are generally required to share all or a portion of such fees with our fund investors. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.

This increase in Credit and Liquid Strategies transaction fees was primarily attributable to an increase in the number of transaction fees earned during the period. During the six months ended June 30, 2022, there were 38 transaction fee generating investments that paid an average fee of $1.2 million, compared to 27 transaction fee generating investments that paid an average fee of $1.5 million during the six months ended June 30, 2021. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amounts of the fees, the complexity of the transaction, and KKR's role in the transaction.

For the six months ended June 30, 2022, approximately 40% of Private Equity transaction fees were paid by companies in Europe, 35% were paid from companies in the Asia-Pacific region, and 25% were paid from companies in North America. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	3,425	3,253	172
Credit and Liquid Strategies	18,625	21,610	(2,985)
Total Fee Related Performance Revenues	$22,050	$24,863	$(2,813)

Fee related performance revenues represent performance fees that are (i) to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from FSK (our business development company), KREST (our registered closed-end real estate equity fund) and KREF (our real estate credit investment trust). Fee related performance revenues were lower for the six months ended June 30, 2022 compared to the prior period primarily due to a lower level of investment income at FSK.

Fee Related Compensation
The increase in fee related compensation for the six months ended June 30, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the six months ended June 30, 2022 compared to the prior period was primarily due to (i) a higher level of professional fees, information technology and other administrative costs and (2) an increase in travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

Fee Related Earnings

The increase in fee related earnings for the six months ended June 30, 2022 compared to the prior period is primarily due to a higher level of management fees from our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and transaction fees from our Capital Markets business line, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Realized Performance Income
Private Equity	$1,237,969	$710,639	$527,330
Real Assets	85,310	46,013	39,297
Credit and Liquid Strategies	16,786	32,967	(16,181)
Total Realized Performance Income	$1,340,065	$789,619	$550,446

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Private Equity
North America Fund XI	$563,112	$293,459	$269,653
Asian Fund III	51,397	110,515	(59,118)
2006 Fund	80,575	134,385	(53,810)
Americas Fund XII	122,277	—	122,277
European Fund IV	86,233	43,976	42,257
Co-Investment Vehicles and Other	48,100	45,738	2,362
Core Investment Vehicles	262,219	80,937	181,282
European Fund III	—	353	(353)
Total Realized Carried Interest (1)	1,213,913	709,363	504,550

Incentive Fees	24,056	1,276	22,780
Total Realized Performance Income	$1,237,969	$710,639	$527,330

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$85,310	$—	$85,310
Global Infrastructure Investors II	—	36,215	(36,215)
Real Estate Partners Europe	—	3,478	(3,478)
Co-Investment Vehicles and Other	—	3,283	(3,283)
Global Infrastructure Investors	—	3,037	(3,037)
Total Realized Carried Interest (1)	85,310	46,013	39,297

Incentive Fees	—	—	—
Total Realized Performance Income	$85,310	$46,013	$39,297

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Credit and Liquid Strategies
Other Alternative Credit Vehicles	$4,153	$15,336	$(11,183)
Total Realized Carried Interest (1)	4,153	15,336	(11,183)

Incentive Fees	12,633	17,631	(4,998)
Total Realized Performance Income	$16,786	$32,967	$(16,181)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Equity business line for the six months ended June 30, 2022 consisted primarily of (i) a realized gain from the sale of our investment in Internet Brands, Inc. held by our North America Fund XI, (ii) a realized gain from the sale of our investment in Hensoldt AG and (iii) realized performance income from our core investment vehicles.

Realized carried interest in our Private Equity business line for the six months ended June 30, 2021 consisted primarily of (i) realized gains from the sale of our investments in Endeavor Group Holdings, Inc. and Calabrio, Inc., (ii) a dividend received from our investment in Kokusai Electric Corporation and (iii) realized performance income from our core investment vehicles.

Realized carried interest in our Real Assets business line for the six months ended June 30, 2022 consisted primarily of realized proceeds from dividends received from and sales of various investments in our real estate strategy.

Realized carried interest in our Real Assets business line for the six months ended June 30, 2021 consisted primarily of a realized gain from the sale of our infrastructure investment, Calisen PLC.

Realized carried interest in our Credit and Liquid Strategies business line decreased for the six months ended June 30, 2022 compared to the prior period as a result of a lower level of realization activity at certain alternative credit investment funds, from which we are eligible to receive carried interest.

Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a third party asset management firm.

Incentive fees in our Private Equity business line increased for the six months ended June 30, 2022 compared to the prior period as a result of incentive fees being earned from certain levered multi-asset investment vehicles in 2022. Incentive fees in our Credit and Liquid Strategies business line decreased for the six months ended June 30, 2022 compared to the prior period as a result of a lower level of performance fees earned from our hedge fund partnership, Marshall Wace.

Realized Performance Income Compensation

The increase in realized performance income compensation for the six months ended June 30, 2022 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income from our Principal Activities business line:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$272,544	$636,473	$(363,929)
Interest Income and Dividends	353,698	193,663	160,035
Total Realized Investment Income	$626,242	$830,136	$(203,894)
The decrease in realized investment income is due to a lower level of net realized gains partially offset by a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
    For the six months ended June 30, 2022, net realized gains were comprised of realized gains primarily from the sale of our Private Equity business line investments in Fiserv, Inc., Internet Brands, Inc. and Hensoldt AG. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses of an alternative credit investment and real estate equity investment and realized losses from the sale of revolving credit facilities by our credit funds.
    For the six months ended June 30, 2021, net realized gains were comprised of realized gains primarily from the sale of our Private Equity business line investments in FanDuel Inc., Fiserv, Inc., and BridgeBio Pharma Inc. and our Principal Activities business line investment in Mr. Cooper Group Inc. Partially offsetting these realized gains were realized losses related to certain hedging instruments.
    For the six months ended June 30, 2022, interest income and dividends were comprised of (i) $252.9 million of dividend income primarily from levered multi-asset investment vehicles and our Private Equity business line investments in Exact Holdings B.V. and Internet Brands, Inc., and (ii) $100.8 million of interest income primarily from our investments in CLOs.

    For the six months ended June 30, 2021,interest income and dividends were comprised primarily of (i) $110.9 million of dividend income primarily from distributions received from our real estate investments, including our investment in KREF, as well as distributions received from our Private Equity business line investments in Kokusai Electric Corporation, Internet Brands, Inc. and US Foods Holding Corp. (NYSE: USFD) and (ii) $82.7 million of interest income primarily from our investments in CLOs and to a lesser extent other credit investments. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    For the six months ended June 30, 2022, total fees attributable to KKR Capstone were $35.0 million and total expenses attributable to KKR Capstone were $39.4 million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The decrease in realized investment income compensation for the six months ended June 30, 2022 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Measures

The following table presents certain key operating and capital metrics as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021	Change
	($ in millions)
Assets Under Management	$490,692	$470,555	$20,137
Fee Paying Assets Under Management	$384,470	$357,389	$27,081
Uncalled Commitments	$115,300	$111,822	$3,478

The following table presents one of our key capital metrics for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in millions)
Capital Invested	$40,027	$25,418	$14,609

Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line AUM from December 31, 2021 to June 30, 2022:

($ in millions)
December 31, 2021	$173,745
New Capital Raised	14,888
Distributions and Other	(8,032)
Change in Value	(9,060)
June 30, 2022	$171,541

AUM for the Private Equity business line was $171.5 billion at June 30, 2022, a decrease of $2.2 billion, compared to $173.7 billion at December 31, 2021.

The decrease was primarily attributable to a decrease in investment value from Americas Fund XII, Asian Fund III, and Asian Fund II, and to a lesser extent, distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI, 2006 Fund, and Americas Fund XII. Partially offsetting these decreases was new capital raised from European Fund VI, a new strategic investor partnership, and new investment vehicles for Internet Brands, Inc.

For the six months ended June 30, 2022, the value of our traditional private equity investment portfolio decreased by 11%. This was comprised of a 42% decrease in share prices of various publicly held investments and no change in value of our privately held investments. For the six months ended June 30, 2022, the value of our growth equity investment portfolio decreased 11% and our core equity investment portfolio increased 1%. See "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant decreases in share prices of our publicly held investments were decreases in AppLovin Corporation, PHC Holdings Corporation, and Max Healthcare Institute Limited. These decreases were partially offset by increases in share prices of other publicly held investments, the most significant of which was Hensoldt AG. The prices of publicly held companies may experience volatile changes following the reporting period.
The most significant increases in value of our privately held investments related to CHI Overhead Doors, Inc., Internet Brands, Inc., and Wella Co. (consumer products sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to OneStream Software, LLC, Kokusai Electric Corporation, and Unzer GmbH. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) with respect to CHI Overhead Doors, Inc., an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the economic outlook and overall market environment.
For the six months ended June 30, 2021, the value of our traditional private equity investment portfolio increased by 28%. This was comprised of a 57% increase in share prices of various publicly held investments and an 18% increase in value of our privately held investments. For the six months ended June 30, 2021, the value of our growth equity and core equity investment portfolios increased 48% and 23%, respectively.
The most significant increases in share prices of various publicly held investments were increases in AppLovin Corporation, Max Healthcare Institute Limited, Academy Sports & Outdoor Inc., and J.B. Chemicals and Pharmaceuticals Limited (NSE: JBCP). These increases were partially offset by decreases in share prices of various publicly held investments, the most significant of which was Fiserv, Inc. The prices of publicly held companies may experience volatile changes following the reporting period.
The most significant increases in value of our privately held private equity investments related to increases in OneStream Software, LLC, PetVet Care Centers, LLC, Internet Brands, Inc., BrightSpring Health Services, (health care sector) and The Bountiful Company. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Channel Control Merchants and Goodpack Limited (packaging sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to The Bountiful Company an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.
Real Assets
The following table reflects the changes in our Real Assets business line AUM from December 31, 2021 to June 30, 2022:

($ in millions)
December 31, 2021	$83,303
New Capital Raised	21,226
Acquisitions(1)	12,730
Distributions and Other	(3,178)
Change in Value	(292)
June 30, 2022	$113,789
(1)Reflects the AUM of KJRM at closing.

AUM for the Real Assets business line was $113.8 billion at June 30, 2022, an increase of $30.5 billion, compared to $83.3 billion at December 31, 2021.

The increase was primarily attributable to (i) Japanese REIT assets we now manage from our acquisition of KJRM and (ii) new capital raised by Global Atlantic and Asia Pacific Infrastructure Investors II. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably from Real Estate Partners Americas II.
For the six months ended June 30, 2022, the value of our energy investment portfolio increased by 20%, the value of our real estate investment portfolio increased by 12%, and the value of our infrastructure investment portfolio increased 3%. See "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
For the six months ended June 30, 2021, the value of our energy investment portfolio increased by 18%, the value of our real estate investment portfolio increased by 14%, and the value of our infrastructure investment portfolio increased 6%.
Credit and Liquid Strategies
The following table reflects the changes in our Credit and Liquid Strategies business line AUM from December 31, 2021 to June 30, 2022:

($ in millions)
December 31, 2021	$213,507
New Capital Raised	15,411
Distributions and Other	(7,615)
Redemptions	(2,668)
Change in Value	(13,273)
June 30, 2022	$205,362
AUM in our Credit and Liquid Strategies business line totaled $205.4 billion at June 30, 2022, a decrease of $8.1 billion compared to AUM of $213.5 billion at December 31, 2021.

The decrease was primarily attributable to (i) a decline in investment value on the assets managed across our credit portfolio, including for Global Atlantic, (ii) distributions to fund investors at certain leveraged and alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised by or from (i) Global Atlantic, (ii) new CLO issuances, (iii) various leveraged and alternative credit funds and (iv) our hedge fund partnerships.

See also "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line FPAUM from December 31, 2021 to June 30, 2022:

($ in millions)
December 31, 2021	$87,890
New Capital Raised	15,137
Distributions and Other	(2,469)
Net Changes in Fee Base of Certain Funds	(1,573)
Change in Value	(669)
June 30, 2022	$98,316

FPAUM in our Private Equity business line was $98.3 billion at June 30, 2022, an increase of $10.4 billion, compared to $87.9 billion at December 31, 2021.

The increase was primarily attributable to new capital raised from our European Fund VI, new investment vehicles for Internet Brands, Inc. and Next Generation Technology Growth Fund III. Partially offsetting this increase were decreases from (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI and Asian Fund III, and (ii) net change in fee base of European Fund V and Next Generation Technology Growth Fund II as a result of these funds entering their post investment periods, during which we earn fees on invested capital rather than committed capital.

Real Assets

The following table reflects the changes in our Real Assets business line FPAUM from December 31, 2021 to June 30, 2022:

($ in millions)
December 31, 2021	$66,965
New Capital Raised	19,062
Acquisitions (1)	12,730
Distributions and Other	(2,273)
Change in Value	(3,226)
June 30, 2022	$93,258
(1)Reflects the FPAUM of KJRM at closing.

FPAUM in our Real Assets business line was $93.3 billion at June 30, 2022, an increase of $26.3 billion, compared to $67.0 billion at December 31, 2021.

The increase was primarily attributable to (i) assets we now manage from our acquisition of KJRM and (ii) new capital raised by Global Atlantic, Indigrid (an asset management firm in India), and Diversified Core Infrastructure Fund. Partially offsetting these increases were a decline in investment value on the assets managed for Global Atlantic under our investment management agreements with Global Atlantic's insurance companies and to a lesser extent, payments to Global Atlantic policyholders and distributions to fund investors, most notably from Real Estate Partners Americas II.

Credit and Liquid Strategies

The following table reflects the changes in our Credit and Liquid Strategies business line FPAUM from December 31, 2021 to June 30, 2022:

($ in millions)
December 31, 2021	$202,534
New Capital Raised	12,780
Distributions and Other	(7,025)
Redemptions	(2,668)
Change in Value	(12,725)
June 30, 2022	$192,896

FPAUM in our Credit and Liquid Strategies business line was $192.9 billion at June 30, 2022, a decrease of $9.6 billion compared to $202.5 billion at December 31, 2021.

The decrease was primarily attributable to (i) a decline in investment value in assets managed across our credit portfolio, including for Global Atlantic, (ii) distributions to fund investors at certain leveraged and alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised from (i) Global Atlantic, (ii) new CLO issuances, (iii) various leveraged and alternative credit funds and (iv) our hedge fund partnerships.

See "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Equity
As of June 30, 2022, our Private Equity business line had $71.0 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $66.3 billion as of December 31, 2021. The increase was primarily attributable to new capital commitments from fund investors, which were partially offset by capital called from fund investors to make investments during the period.
Real Assets
As of June 30, 2022, our Real Assets business line had $31.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $35.2 billion as of December 31, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of June 30, 2022, our Credit and Liquid Strategies business line had $12.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.3 billion as of December 31, 2021. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
    For the six months ended June 30, 2022, $10.1 billion of capital was invested by our Private Equity business line, as compared to $5.5 billion for the six months ended June 30, 2021. The increase was driven primarily by a $4.7 billion increase in capital invested in our traditional private equity strategy. During the six months ended June 30, 2022, 51% of capital deployed in private equity was in transactions in North America, 28% was in Europe, and 21% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
    For the six months ended June 30, 2022, $17.1 billion of capital was invested by our Real Assets business line, as compared to $6.8 billion for the six months ended June 30, 2021. The increase was driven primarily by a $6.3 billion increase in capital invested in our real estate strategy and a $3.0 billion increase in capital invested in our infrastructure strategy. During the six months ended June 30, 2022, 80% of capital deployed in real assets was in transactions in North America, 10% was in Europe, and 10% was in the Asia-Pacific region.
Credit and Liquid Strategies
    For the six months ended June 30, 2022, $12.8 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $13.2 billion for the six months ended June 30, 2021. The decrease was primarily due to a lower level of capital deployed across our direct lending and SIG strategies, partially offset by a higher level of capital deployed by Global Atlantic's insurance companies. During the six months ended June 30, 2022, 88% of capital deployed was in transactions in North America, 8% was in Europe and 4% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior periods have been excluded for Insurance segment results. For the six months ended June 30, 2021, the results of our Insurance segment is from the acquisition date, February 1, 2021, through June 30, 2021.

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
($ in thousands)
Net Investment Income	$1,826,810	$1,205,401	$621,409
Net Cost of Insurance	(1,022,221)	(640,151)	(382,070)
General, Administrative and Other	(311,553)	(198,836)	(112,717)
Pre-tax Insurance Operating Earnings	493,036	366,414	126,622
Income Taxes	(81,459)	(54,102)	(27,357)
Net Income Attributable to Noncontrolling Interests	(158,536)	(121,527)	(37,009)
Insurance Segment Operating Earnings	$253,041	$190,785	$62,256

Insurance segment operating earnings

Insurance segment operating earnings increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021 and (ii) higher net investment income resulting from an increase in average assets under management due to growth of the business. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both our individual market and institutional market channels, (ii) corresponding increase in general and administrative expenses, and (iii) an increase in income tax expense.
Net investment income

Net investment income increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased average assets under management due to growth in assets in our institutional markets channel as a result of new reinsurance transactions and new individual market channel sales, and (iii) higher yields on floating-rate investments due to higher market interest rates.

Net cost of insurance
Net cost of insurance increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (iii) higher funding costs on new business originated.
General, administrative and other expenses

General and administrative expenses increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits-related expenses, (iii) increased professional service fees, and (iv) increased TPA policy servicing fees, all due to growth of the business.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits for the prior year period.

Net Income attributable to non-controlling interests

Net income attributable to non-controlling interests increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is proportional to the increase in insurance segment operating earnings for the comparable period. Net income attributable to non-controlling interests represent the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$2,080,465	$1,806,140	$274,325
Insurance Segment Operating Earnings	253,041	190,785	62,256
Distributable Operating Earnings	2,333,506	1,996,925	336,581

Interest Expense	(146,079)	(121,654)	(24,425)
Preferred Dividends	—	(16,682)	16,682
Net Income Attributable to Noncontrolling Interests	(12,151)	(8,606)	(3,545)
Income Taxes Paid	(366,960)	(264,169)	(102,791)
After-tax Distributable Earnings	$1,808,316	$1,585,814	$222,502

For the six months ended June 30, 2021, the results of our Insurance Segment above are from February 1, 2021 (closing date of the GA Acquisition) through June 30, 2021.

Distributable Operating Earnings
The increase in distributable operating earnings for the six months ended June 30, 2022 compared to the prior period is primarily due to a higher level of Asset Management segment operating earnings and Insurance segment operating earnings. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
The increase in interest expense for the six months ended June 30, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries subsequent to June 30, 2021.
Preferred Dividends
    The decrease in preferred dividends for the six months ended June 30, 2022 compared to the prior period was attributable to the redemption of all of our Series A and B preferred stock subsequent to June 30, 2021.
Income Taxes Paid
    The increase in income taxes paid for the six months ended June 30, 2022 compared to the prior period was primarily due to a higher level of asset management segment operating earnings.
After-tax Distributable Earnings

The increase in after-tax distributable earnings for the six months ended June 30, 2022 compared to the prior period was primarily due to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as discussed above.

For the six months ended June 30, 2022 and 2021, the amount of the tax benefit from equity-based compensation included in income taxes paid was $27.7 million and $98.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% and 6% for the six months ended June 30, 2022 and 2021.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of June 30, 2022 and December 31, 2021:

		As of
		June 30, 2022	December 31, 2021
		($ in thousands)

(+)	Cash and Short-term Investments	$4,392,050	$4,869,203
(+)	Investments	17,159,029	17,763,542
(+)	Net Unrealized Carried Interest (1)	3,294,629	4,967,401
(+)	Other Assets, Net (2)	6,612,229	4,706,108
(+)	Global Atlantic Book Value	3,487,964	3,372,498

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	6,920,649	5,836,267
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,898,911	2,697,317
(-)	Other Liabilities	1,338,628	774,711
(-)	Noncontrolling Interests	30,045	33,058

	Book Value	$23,809,151	$25,388,882

	Book Value Per Adjusted Share	$26.78	$28.77
	Adjusted Shares	889,121,824	882,589,036
(1)The following table provides net unrealized carried interest by business line:

	As of
	June 30, 2022	December 31, 2021
	($ in thousands)
Private Equity Business Line	$2,907,192	$4,697,134
Real Assets Business Line	282,121	159,709
Credit and Liquid Strategies Business Line	105,316	110,558
Total	$3,294,629	$4,967,401
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships and (iii) the net assets of KJRM.
Book value per adjusted share decreased 7% from December 31, 2021. The decrease was primarily attributable to (i) a reduction in net unrealized carried interest from our carried interest eligible investment funds, most notably Americas Fund XII and Asian Fund II, (ii) a reduction in the value of our investments (iii) repurchases of our common stock, and (iv) payment of dividends during the period. Partially offsetting these decreases was the positive impact of our after-tax distributable earnings recognized during the period.
With respect to book value relating to the Asset Management business, for the six months ended June 30, 2022, the largest drivers of the reduction was due to the value of the Asset Management segment balance sheet portfolio decreasing by 5% and KKR's traditional private equity portfolio decreasing by 11%. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's private equity portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in the Asset Management segment by asset class as of June 30, 2022. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of June 30, 2022
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Traditional Private Equity	$1,776,076	$3,564,023	20.8%
Core Private Equity	2,699,714	5,352,614	31.2%
Growth Equity	261,751	726,040	4.2%
Private Equity Total	4,737,541	9,642,677	56.2%

Energy	906,936	1,000,723	5.8%
Real Estate	1,793,949	2,182,440	12.7%
Infrastructure	857,864	1,018,307	5.9%
Real Assets Total	3,558,749	4,201,470	24.5%

Leveraged Credit	1,342,954	1,094,901	6.4%
Alternative Credit	836,146	880,671	5.1%
Credit Total	2,179,100	1,975,572	11.5%

Other	1,623,085	1,339,310	7.8%

Total Investments	$12,098,475	$17,159,029	100.0%

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

	As of June 30, 2022
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
PetVet Care Centers, LLC	$243,211	$1,216,053
USI, Inc.	531,425	1,094,073
Heartland Dental, LLC	320,656	833,704
Fiserv, Inc. (NASDAQ: FISV)	235,719	467,096
Exact Group B.V.	213,362	456,176
Arnott's Biscuits Limited	250,841	421,623
Internet Brands, Inc.	340,312	373,695
1-800 Contacts Inc.	300,178	360,213
Crescent Energy Company (NYSE: CRGY)	552,912	316,366
Teaching Strategies, LLC	307,162	307,161
Resolution Life Group Holdings, L.P.	262,191	253,818
ERM Worldwide Group Limited	228,710	251,573
Roompot B.V.	193,578	229,042
Viridor Limited	150,876	208,338
Atlantic Aviation FBO Inc.	170,274	186,672
GenesisCare Pty Ltd.	196,103	160,692
Veresen Midstream	92,674	154,064
KKR Real Estate Finance Trust Inc. (NYSE: KREF)	162,500	141,781
The Bay Clubs Company, LLC	139,001	139,001
PortAventura	155,803	134,126
Total Top 20 Investments	$5,047,488	$7,705,267
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of June 30, 2022. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of June 30, 2022, KKR's pro rata interest in Global Atlantic's book value was $3.5 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of June 30, 2022, 96% and 85% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. As of December 31, 2021, 97% and 87% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of June 30, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 98% and 99% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 43% and 54% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of June 30, 2022. The three largest asset categories in Global Atlantic's available-for-sale fixed-maturity security portfolio as of December 31, 2021 were Corporate, RMBS and CMBS securities, comprising 34%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 99% of Global Atlantic's Corporate, RMBS and

CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 38% and 62% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's AFS fixed maturity portfolio consisting of floating rate assets was 42% and 36% as of June 30, 2022 and December 31, 2021, respectively.
Within the funds withheld receivable at interest portfolio, 96% of the fixed maturity securities were investment grade by NAIC designation as of both June 30, 2022 and December 31, 2021.
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
Substantially all of the AFS fixed maturity securities portfolio, 96% and 97% as of June 30, 2022 and December 31, 2021, respectively, were invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 4% and 3% as of June 30, 2022 and December 31, 2021, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of June 30, 2022 and December 31, 2021, the non-rated AFS fixed-maturity securities include $177.2 million and $118.8 million, respectively, of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of June 30, 2022 and December 31, 2021, 57% and 60%, respectively, of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of June 30, 2022 and December 31, 2021, 94% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 94% and 95% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of both June 30, 2022 and December 31, 2021, 11% of the AFS fixed maturity securities portfolio was invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.

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
As of June 30, 2022 and December 31, 2021, 94% and 93%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation.
As of June 30, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 32%, 28%, 13% and 12% of the total RMBS portfolio ($7 billion), respectively. As of December 31, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 33%, 30%, 14% and 12% of the total RMBS portfolio ($7.7 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of June 30, 2022 and December 31, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $575.7 million and $80.3 million based on NRSRO rating and $73.3 million and $13.5 million based on NAIC ratings, respectively.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of June 30, 2022 and December 31, 2021, 28% and 23%, respectively, of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of June 30, 2022 and December 31, 2021, 97% and 96% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation, respectively. 100% of the commercial mortgage loan portfolio is in current status.
As of June 30, 2022, 96% of the residential mortgage loan portfolio is in current status, and approximately $199.9 million is over 90 days past due (representing 2% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 85% of the commercial mortgage loans has a loan-to-value ratio of 70% or less and 0.2% has loan-to-value ratio over 90%.
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
The weighted average loan-to-value ratio for residential mortgage loans was 63% and 68% as of June 30, 2022 and December 31, 2021, respectively.
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

Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and six months ended June 30, 2022 and 2021:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in thousands)
Total GAAP Revenues	$330,070	$3,136,181	$1,334,087	$7,699,187
Impact of Consolidation and Other	172,118	134,911	385,518	258,359
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	923,474	(1,525,393)	1,869,217	(4,210,040)
Realized Carried Interest	723,609	605,570	1,303,376	770,712
Realized Investment Income	276,888	368,863	626,242	830,136
Capstone Fees	(19,510)	(21,028)	(34,995)	(41,108)
Expense Reimbursements	(25,576)	(60,056)	(66,879)	(87,785)
Insurance Adjustments:
Net Premiums	225,502	452,133	(146,642)	(724,009)
Policy Fees	(325,707)	(312,262)	(644,143)	(513,945)
Other Income	(32,512)	(32,078)	(67,256)	(50,222)
Investment Gains and Losses	21,041	(19,106)	188,143	240,062
Derivative Gains and Losses	474,972	(226,609)	761,693	(6,028)
Total Segment Revenues (1)	$2,744,369	$2,501,126	$5,508,361	$4,165,319
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$(827,934)	$1,277,672	$(901,704)	$2,921,917
Preferred Stock Dividends	17,250	37,603	34,500	63,194
Net Income (Loss) Attributable to Noncontrolling Interests	(1,193,726)	2,947,599	(34,604)	5,193,130
Income Tax Expense (Benefit)	(153,104)	343,667	(156,270)	782,406
Income (Loss) Before Tax (GAAP)	$(2,157,514)	$4,606,541	$(1,058,078)	$8,960,647
Impact of Consolidation and Other	961,840	(2,143,586)	(278,096)	(3,522,153)
Equity-based Compensation - KKR Holdings(1)	80,513	10,536	100,334	26,970
Preferred Stock Dividends	—	(8,341)	—	(16,682)
Income Taxes Paid	(169,118)	(113,049)	(366,960)	(264,169)
Asset Management Adjustments:
Net Unrealized (Gains) Losses	1,178,759	(975,378)	1,501,028	(2,292,022)
Unrealized Carried Interest	1,561,367	(851,976)	2,851,400	(2,960,994)
Unrealized Carried Interest Compensation (Carry Pool)	(646,239)	373,091	(1,160,226)	1,269,998
Strategic Corporate Transaction-Related Charges (2)	50,306	5,260	70,204	10,135
Equity-based Compensation	50,582	43,947	105,693	93,708
Equity-based Compensation - Performance based	59,831	17,495	117,784	32,051
Insurance Adjustments:(3)
Net (Gains) Losses from Investments and Derivatives	(114,183)	(30,152)	(65,448)	259,083
Strategic Corporate Transaction-Related Charges	4,700	7,197	9,707	12,016
Equity-based and Other Compensation	21,898	16,564	53,609	23,975
Amortization of Acquired Intangibles	4,412	4,902	8,824	7,353
Income Taxes	(47,353)	(37,476)	(81,459)	(54,102)
After-tax Distributable Earnings	$839,801	$925,575	$1,808,316	$1,585,814
Interest Expense	76,619	64,109	146,079	121,654
Preferred Stock Dividends	—	8,341	—	16,682
Net Income Attributable to Noncontrolling Interests	4,535	5,414	12,151	8,606
Income Taxes Paid	169,118	113,049	366,960	264,169
Distributable Operating Earnings	$1,090,073	$1,116,488	$2,333,506	$1,996,925
Insurance Segment Operating Earnings	(137,053)	(127,520)	(253,041)	(190,785)
Realized Performance Income	(730,858)	(618,310)	(1,340,065)	(789,619)
Realized Performance Income Compensation	474,428	413,024	858,063	523,010
Realized Investment Income	(276,888)	(368,863)	(626,242)	(830,136)
Realized Investment Income Compensation	41,533	55,330	93,936	124,521
Fee Related Earnings	$461,235	$470,149	$1,066,157	$833,916
Insurance Segment Operating Earnings	137,053	127,520	253,041	190,785
Realized Performance Income	730,858	618,310	1,340,065	789,619
Realized Performance Income Compensation	(474,428)	(413,024)	(858,063)	(523,010)
Realized Investment Income	276,888	368,863	626,242	830,136
Realized Investment Income Compensation	(41,533)	(55,330)	(93,936)	(124,521)
Depreciation and Amortization	7,801	6,029	15,366	12,193
Adjusted EBITDA	$1,097,874	$1,122,517	$2,348,872	$2,009,118
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the three and six months ended June 30, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts include the portion allocable to noncontrolling interests (~39%).

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	June 30, 2022	December 31, 2021
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$17,956,891	$16,466,372
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	344,300	(1,048,569)
KKR Holdings and Other Exchangeable Securities	122,074	8,595,510
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	4,270,094	259,777
Book Value	$23,809,151	$25,388,882

The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	June 30, 2022	December 31, 2021
GAAP Shares of Common Stock Outstanding	859,833,444	595,663,618
Adjustments:
KKR Holdings Units	—	258,726,163
Exchangeable Securities (1)	2,465,810	1,376,655
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,570	26,822,600
Adjusted Shares (3)	889,121,824	882,589,036

Unvested Equity Awards and Exchangeable Securities (4)	35,294,649	39,000,561
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock on June 30, 2022 and December 31, 2021.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of June 30, 2022 and December 31, 2021.

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

See "Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.

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

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of June 30, 2022, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of June 30, 2022, netting holes in excess of $50 million existed at one of our private equity funds, which was Asian Fund III of $187 million. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of June 30, 2022:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$4,196
European Fund VI	750
Asian Fund IV	428
North America Fund XIII	416
Global Impact Fund II	145
Health Care Strategic Growth Fund II	137
Next Generation Technology Growth Fund II	43
Other Private Equity Vehicles	1,933
Total Private Equity Commitments	8,048

Real Assets
Global Infrastructure Investors IV	384
Asia Pacific Infrastructure Investors II	357
Asia Real Estate Partners	189
Diversified Core Infrastructure Fund	150
Asia Pacific Infrastructure Investors	127
Real Estate Partners Americas III	104
Real Estate Partners Europe II	80
Real Estate Credit Opportunity Partners II	22
Other Real Assets Vehicles	413
Total Real Assets Commitments	1,826

Credit and Liquid Strategies
Asset-Based Finance Partners	138
Dislocation Opportunities Fund	98
Asia Credit	97
Lending Partners Europe II	19
Lending Partners III	13
Other Credit and Liquid Strategies Vehicles	744
Total Credit and Liquid Strategies Commitments	1,109

Total Uncalled Commitments	$10,983
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of June 30, 2022, these commitments amounted to $1.0 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our capital markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient" in our Annual Report.
Tax Receivable Agreement
On May 31, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings units prior to the closing of the Reorganization Mergers. As of June 30, 2022, an undiscounted payable of $400.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of June 30, 2022, approximately $60.4 million of cumulative cash payments have been made under the tax receivable agreement.

Dividends
A dividend of $0.155 per share of our common stock has been declared and will be paid on August 30, 2022 to holders of record of our common stock as of the close of business on August 15, 2022.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on September 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2022.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
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
Other Liquidity Needs
From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our Capital Markets business line to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient" in our Annual Report.
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

We may incur contingent liabilities for claims that may be made against us in the future. We enter into contracts that contain a variety of representations, warranties and covenants, including indemnifications. For example, we and certain of our investment funds have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for violations of bankruptcy remoteness restrictions and for fraud, willful misconduct and other wrongful acts, each in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii) certain investment vehicles we manage or sponsor.

We provide credit support to certain subsidiaries' obligations in connection with a limited number of investment vehicles that we manage. For example, we have guaranteed the obligations of a general partner to post collateral on behalf of its investment vehicle in connection with such vehicle's derivative transactions. We have also entered into a contingent guarantee for a subsidiary's loan repayment obligations, which does not become effective unless and until its loan becomes accelerated due to certain specified events of default involving the investment vehicles managed by it. We also (i) provided credit support regarding repayment and funding obligations to third party lenders on behalf of certain employees, excluding executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle and (ii) provided credit support to one of our hedge fund partnerships.

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

The partnership documents governing our carry-paying funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. In addition, Global Atlantic is obligated to make annual payments out of available cash to its former owner, and Global Atlantic has also arranged or participated in letters of credit in lieu of funding certain loan facilities to third party borrowers. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" to our financial statements included elsewhere in this report for further information.

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
For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report and Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.

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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at June 30, 2022 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 55% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2022, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 52%, and 10%, respectively.
    There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.
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

For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2022, less than 1% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
Level III investments held by Global Atlantic are valued on the basis of pricing services, reputable broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. As of June 30, 2022, approximately 68% of these investments were priced via external sources, while approximately 32% were valued on the basis of internal models. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of June 30, 2022, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2022, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of June 30, 2022, investments which represented greater than 5% of total non-GAAP investments consisted of PetVet Care Centers, LLC and USI, Inc. (financial services sector) valued at $1,216 million and $1,094 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc., Crescent Energy Company, KREF, and AppLovin Corporation. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the item disclosed below, there was no material change to our market risks during the three months ended June 30, 2022. For a discussion of our market risks in general, please refer to our Annual Report. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."

Insurance Segment Market Risks

Sensitivities

Interest rate risk

Effect of interest rate sensitivity

In the table below, we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of June 30, 2022 to Global Atlantic's AOCI.

	June 30, 2022
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,261,511)	$1,363,214
The estimated point in time impact is driven by a net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, net of certain offsets, reported in AOCI. The estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
The effect of interest rate sensitivity on AOCI decreased from December 31, 2021 as a result of (i) the overall decrease in market value of the available-for-sale fixed maturity security portfolio, (ii) the positive convexity of the corporate fixed maturity security portfolio which results in lower sensitivity to interest rate moves, and (iii) a smaller portion of the overall investment portfolio consisting of fixed maturity securities that are subject to interest rate sensitivity.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Second Quarter of 2022
    As of July 29, 2022, there is approximately $108 million remaining under KKR's share repurchase program.
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
    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program has been used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through June 30, 2022, KKR has paid approximately $608 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 23.1 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the second quarter of 2022, no shares of common stock were repurchased, and 0.6 million equity awards were retired. From inception of the repurchase program in 2015 through June 30, 2022, we have repurchased or retired a total of approximately 74.1 million shares of common stock under the program at an average price of approximately $26.77 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2022 to April 30, 2022)	—	$—	61,937,545	$108,475
Month #2 (May 1, 2022 to May 31, 2022)	—	$—	61,937,545	$108,475
Month #3 (June 1, 2022 to June 30, 2022)	—	$—	61,937,545	$108,475
Total through June 30, 2022	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million. On December 27, 2021, KKR announced the increase to the total available amount under the repurchase program to $500 million.

.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 31, 2022, among KKR & Co. Inc., KKR Aubergine Inc. and KKR Aubergine Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

2.2
Agreement and Plan of Merger, dated as of May 31, 2022, among KKR Holdings L.P., KKR Holdings GP Limited, KKR Aubergine Inc. and KKR Aubergine Merger Sub I LLC (incorporated by reference to Exhibit 2.2 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

3.1
Amended and Restated Certificate of Incorporation of KKR & Co. Inc. (formerly KKR Aubergine Inc.) (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

3.2	Amended and Restated Bylaws of KKR & Co. Inc. (formerly KKR Aubergine Inc.) (incorporated by reference to Exhibit 3.2 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).
4.1
Indenture dated as of April 26, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.2
First Supplemental Indenture dated as of April 26, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.3	Form of 1.054% Senior Note due 2027 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).
4.4	Form of 1.244% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).
4.5	Form of 1.437% Senior Note due 2032 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).
4.6	Form of 1.553% Senior Note due 2034 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).
4.7	Form of 1.795% Senior Note due 2037 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).
4.8
Indenture dated as of May 17, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.9
First Supplemental Indenture dated as of May 17, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.10	Form of 4.850% Senior Note due 2032 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).
4.11	Third Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. II LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.12	Third Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. III LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.13	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. IV LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.14	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. V LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.15	Third Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VI LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

Exhibit No.	Description of Exhibit
4.16	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.17	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.18	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. IX LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.19	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. X LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.20	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.21	Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
10.1†
364-Day Revolving Credit Agreement, dated as of April 8, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 6, 2022).

10.2†
Fifth Amendment, dated as of April 8, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020 (with amended and restated credit agreement annexed thereto) (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 6, 2022).

10.3
Amendment No. 2 to Tax Receivable Agreement, dated as of May 30, 2022, among KKR Holdings L.P., KKR Holdings (AIV) L.P., KKR & Co. Inc. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

10.4
Assignment and Assumption Agreement, dated as of May 31, 2022, by KKR & Co. Inc. and KKR Aubergine Inc. (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and June 30, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and June 30, 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and June 30, 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 5, 2022