Form 10-Q
period 2022-09-30
KKR & Co. Inc.
filed 2022-11-08
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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

As of November 7, 2022, there were 861,111,863 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended September 30, 2022

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

For periods between July 1, 2018 and December 31, 2019, references to “common stock” refer to Class A common stock of KKR & Co. Inc., and references to “Series I preferred stock” and “Series II preferred stock” refer to Class B common stock and Class C common stock of KKR & Co. Inc., respectively. Prior to July 1, 2018, KKR & Co. Inc. was a limited partnership named KKR & Co. L.P. References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. KKR Management has approved, and may continue to approve in the future, matters requiring the approval of the holder of the Series I Preferred Stock pursuant to Section 13.04 of KKR & Co. Inc.’s Amended and Restated Certificate of Incorporation. References to our “senior principals” are to our senior employees who hold interests in the Series I preferred stockholder, including Mr. Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to “non-employee operating consultants” for periods prior to January 1, 2020 refer to employees of KKR Capstone Americas LLC and its affiliates (“KKR Capstone”), which were then owned and controlled by their senior management and not subsidiaries or affiliates of KKR. KJR Management ("KJRM") is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.

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

References to our "funds" or our "vehicles" refer to investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and our business development company ("BDC"), unless the context requires otherwise. They do not include investment funds, vehicles or accounts of any hedge fund or other manager with which we have formed a strategic partnership where we have acquired an ownership interest. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.

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

“Exchangeable securities” refers to securities representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. As of the date of this report, our only outstanding exchangeable securities are vested equity awards from our 2019 Equity Incentive Plan called restricted holdings units (“RHUs”), which involve KKR Holdings II L.P. KKR Holdings II L.P. is a subsidiary of KKR & Co. Inc. that owns approximately 0.3% of the outstanding KKR Group Partnership Units as of September 30, 2022. For more information, see Note 19 "Equity Based Compensation—Asset Management—KKR Equity Incentive Plan Awards."

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2022	December 31, 2021
Assets
Asset Management
Cash and Cash Equivalents	$6,911,691	$6,699,668
Restricted Cash and Cash Equivalents	201,194	134,298
Investments	89,720,859	88,775,514
Due from Affiliates	1,370,693	1,224,283
Other Assets	5,177,042	2,886,313
	103,381,479	99,720,076
Insurance
Cash and Cash Equivalents	$4,147,146	$3,391,934
Restricted Cash and Cash Equivalents	369,834	300,404
Investments	118,772,273	123,763,675
Reinsurance Recoverable	26,163,181	25,062,256
Insurance Intangible Assets	1,632,083	1,407,149
Other Assets	7,730,393	5,053,518
Separate Account Assets	4,052,251	5,586,428
	162,867,161	164,565,364
Total Assets	$266,248,640	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$38,257,833	$36,669,755
Due to Affiliates	444,872	462,722
Accrued Expenses and Other Liabilities	7,135,124	7,896,897
	45,837,829	45,029,374
Insurance
Policy Liabilities	$135,733,868	$126,520,044
Debt Obligations	1,920,906	1,908,006
Funds Withheld Payable at Interest	21,063,577	23,460,253
Accrued Expenses and Other Liabilities	4,927,883	3,263,566
Reinsurance Liabilities	729,531	378,549
Separate Account Liabilities	4,052,251	5,586,428
	168,428,016	161,116,846
Total Liabilities	214,265,845	206,146,220

	September 30, 2022	December 31, 2021

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests	$82,133	$82,491

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 22,999,974 and 23,000,000 shares, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	$1,115,792	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 258,726,163 shares issued and outstanding as of December 31, 2021. (See Note 1)	—	2,587
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 859,833,444 and 595,663,618 shares, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	8,598	5,957
Additional Paid-In Capital	16,015,645	8,997,435
Retained Earnings	6,365,963	7,670,182
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(6,054,953)	(209,789)
Total KKR & Co. Inc. Stockholders' Equity	17,451,045	17,582,164
Noncontrolling Interests (See Note 22)	34,449,617	40,474,565
Total Equity	51,900,662	58,056,729
Total Liabilities and Equity	$266,248,640	$264,285,440

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of September 30, 2022 and December 31, 2021, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.

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

	September 30, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$732,922	$2,324,606	$—	$3,057,528
Restricted Cash and Cash Equivalents	—	123,413	—	123,413
Investments	21,500,342	52,481,494	—	73,981,836
Other Assets	144,882	771,333	—	916,215
	22,378,146	55,700,846	—	78,078,992
Insurance
Cash and Cash Equivalents	—	—	1,161,874	1,161,874
Investments	—	—	24,215,391	24,215,391
Accrued Investment Income	—	—	230,324	230,324
Other Assets	—	—	2,164,350	2,164,350
	—	—	27,771,939	27,771,939
Total Assets	$22,378,146	$55,700,846	$27,771,939	$105,850,931

Liabilities
Asset Management
Debt Obligations	$21,118,566	$6,520,275	$—	$27,638,841
Accrued Expenses and Other Liabilities	554,661	601,416	—	1,156,077
	21,673,227	7,121,691	—	28,794,918
Insurance
Accrued Expenses and Other Liabilities	—	—	1,124,146	1,124,146
Total Liabilities	$21,673,227	$7,121,691	$1,124,146	$29,919,064

	December 31, 2021
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,215,992	$1,085,958	$—	$2,301,950
Restricted Cash and Cash Equivalents	—	90,255	—	90,255
Investments	22,076,809	46,780,595	—	68,857,404
Other Assets	173,329	641,946	—	815,275
	23,466,130	48,598,754	—	72,064,884
Insurance
Cash and Cash Equivalents	—	—	1,406,974	1,406,974
Investments	—	—	20,043,016	20,043,016
Accrued Investment Income	—	—	100,693	100,693
Other Assets	—	—	506,777	506,777
	—	—	22,057,460	22,057,460
Total Assets	$23,466,130	$48,598,754	$22,057,460	$94,122,344

Liabilities
Asset Management
Debt Obligations	$21,271,084	$6,291,292	$—	$27,562,376
Accrued Expenses and Other Liabilities	1,367,778	691,288	—	2,059,066
	22,638,862	6,982,580	—	29,621,442
Insurance
Accrued Expenses and Other Liabilities	—	—	594,946	594,946
Total Liabilities	$22,638,862	$6,982,580	$594,946	$30,216,388

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Asset Management
Fees and Other	$673,929	$718,968	$2,069,704	$1,887,805
Capital Allocation-Based Income (Loss)	(572,863)	1,526,667	(2,442,080)	5,736,707
	101,066	2,245,635	(372,376)	7,624,512
Insurance
Net Premiums	480,462	974,903	627,104	1,698,912
Policy Fees	320,206	310,381	964,349	824,326
Net Investment Income	1,094,877	758,381	2,839,371	1,919,659
Net Investment-Related Gains (Losses)	(173,830)	162,127	(968,836)	32,983
Other Income	35,632	31,938	102,888	82,160
	1,757,347	2,237,730	3,564,876	4,558,040
Total Revenues	1,858,413	4,483,365	3,192,500	12,182,552

Expenses
Asset Management
Compensation and Benefits	244,502	1,012,837	779,050	3,419,057
Occupancy and Related Charges	18,683	17,438	55,693	51,289
General, Administrative and Other	212,513	203,977	701,010	608,270
	475,698	1,234,252	1,535,753	4,078,616
Insurance
Net Policy Benefits and Claims	1,087,731	1,697,046	1,768,384	3,593,563
Amortization of Policy Acquisition Costs	8,222	(16,900)	13,693	(57,409)
Interest Expense	26,141	22,437	58,330	44,482
Insurance Expenses	158,280	89,534	406,088	242,591
General, Administrative and Other	178,443	158,873	516,549	371,656
	1,458,817	1,950,990	2,763,044	4,194,883
Total Expenses	1,934,515	3,185,242	4,298,797	8,273,499

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(379,180)	2,116,647	(1,350,388)	8,032,900
Dividend Income	294,415	121,484	1,104,120	323,051
Interest Income	500,234	402,839	1,244,339	1,151,548
Interest Expense	(391,520)	(278,166)	(1,002,005)	(794,978)
Total Investment Income (Loss)	23,949	2,362,804	(3,934)	8,712,521

Income (Loss) Before Taxes	(52,153)	3,660,927	(1,110,231)	12,621,574

Income Tax Expense (Benefit)	27,434	379,282	(128,836)	1,161,688

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income (Loss)	(79,587)	3,281,645	(981,395)	11,459,886
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,601	1,519	1,546	2,856
Net Income (Loss) Attributable to Noncontrolling Interests	(6,792)	2,123,569	(41,341)	7,315,362
Net Income (Loss) Attributable to KKR & Co. Inc.	(74,396)	1,156,557	(941,600)	4,141,668

Series A Preferred Stock Dividends	—	—	—	23,656
Series B Preferred Stock Dividends	—	7,953	—	12,991
Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	51,750	51,750

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(91,646)	$1,131,354	$(993,350)	$4,053,271

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$(0.11)	$1.94	$(1.40)	$6.98
Diluted	$(0.11)	$1.80	$(1.40)	$6.52
Weighted Average Shares of Common Stock Outstanding
Basic	859,833,444	583,030,506	711,908,107	580,742,033
Diluted	859,833,444	637,416,100	711,908,107	629,620,055

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$(79,587)	$3,281,645	$(981,395)	$11,459,886

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(2,241,482)	(141,762)	(9,002,927)	(338,067)

Foreign Currency Translation Adjustments	(38,396)	(12,873)	(180,050)	(24,365)

Comprehensive Income (Loss)	(2,359,465)	3,127,010	(10,164,372)	11,097,454

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,601	1,519	1,546	2,856
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(822,333)	2,037,025	(4,550,095)	7,105,634

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(1,538,733)	$1,088,466	$(5,615,823)	$3,988,964

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	—	—	(26)
End of Period	1,115,792	22,999,974	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	—	—	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	—	—	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	—	—	(5)	(467,020)
End of Period	—	—	—	—
Common Stock
Beginning of Period	8,598	859,833,444	5,957	595,663,618
Exchange of KKR Holdings Units	—	—	5	467,020
Holdings Merger (See Note 1)	—	—	2,667	266,759,143
Net Delivery of Common Stock	—	—	21	2,134,807
Conversion of Series C Mandatory Convertible Preferred Stock	—	—	—	30
Repurchases of Common Stock	—	—	(52)	(5,191,174)
End of Period	8,598	859,833,444	8,598	859,833,444
Additional Paid-In Capital
Beginning of Period	15,948,026		8,997,435
Exchange of KKR Holdings Units	—		14,811
Holdings Merger (See Note 1)	—		8,131,679
Tax Effects - Holdings Merger and Other (See Note 1)	1,180		(1,064,790)
Net Delivery of Common Stock	—		(34,895)
Repurchases of Common Stock	—		(346,599)
Equity-Based Compensation	66,439		166,167
Change in KKR & Co. Inc.'s Ownership Interest	—		151,837
End of Period	16,015,645		16,015,645
Retained Earnings
Beginning of Period	6,590,883		7,670,182
Net Income (Loss) Attributable to KKR & Co. Inc.	(74,396)		(941,600)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $2.25 per share for the three and nine months ended September 30, 2022, respectively)	(17,250)		(51,750)
Common Stock Dividends ($0.155 and $0.455 per share for the three and nine months ended September 30, 2022, respectively)	(133,274)		(310,869)
End of Period	6,365,963		6,365,963
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(4,590,616)		(209,789)
Other Comprehensive Income (Loss)	(1,464,337)		(4,674,223)
Exchange of KKR Holdings Units	—		(1,946)
Holdings Merger (See Note 1)	—		(1,172,442)
Change in KKR & Co. Inc.'s Ownership Interest	—		3,447
End of Period	(6,054,953)		(6,054,953)
Total KKR & Co. Inc. Stockholders' Equity	17,451,045		17,451,045
Noncontrolling Interests (See Note 22)	34,449,617		34,449,617
Total Equity	$51,900,662		$51,900,662

Redeemable Noncontrolling Interests (See Note 23)	$82,133		$82,133

See notes to financial statements.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Amounts	Shares	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$149,566	6,200,000	$482,554	20,000,000
Redemption of Series A Preferred Stock	—	—	(332,988)	(13,800,000)
Redemption of Series B Preferred Stock	(149,566)	(6,200,000)	(149,566)	(6,200,000)
End of Period	—	—	—	—
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000	1,115,792	23,000,000
End of Period	1,115,792	23,000,000	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,710	271,027,751	2,756	275,626,493
Cancellation of Series II Preferred Stock	—	—	(46)	(4,598,742)
End of Period	2,710	271,027,751	2,710	271,027,751
Common Stock
Beginning of Period	5,830	583,030,973	5,729	572,893,738
Private Placement Share Issuance	—	—	9	964,871
Exchange of KKR Holdings Units	—	—	46	4,598,742
Net Delivery of Common Stock	—	—	73	7,249,400
Clawback of Transfer Restricted Shares	—	(4,294)	—	(12,077)
Repurchases of Common Stock	—	—	(27)	(2,667,995)
End of Period	5,830	583,026,679	5,830	583,026,679
Additional Paid-In Capital
Beginning of Period	8,700,224		8,687,817
Private Placement Share Issuance	—		38,454
Exchange of KKR Holdings Units	—		125,188
Tax Effects - Exchange of KKR Holdings Units and Other	(6,038)		(1,623)
Net Delivery of Common Stock	—		(106,987)
Repurchases of Common Stock	—		(135,903)
Equity-Based Compensation	41,491		128,731
End of Period	8,735,677		8,735,677
Retained Earnings
Beginning of Period	6,200,585		3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	1,156,557		4,141,668
Series A Preferred Stock Dividends ($0.00 and $0.843750 per share for the three and nine months ended September 30, 2021, respectively)	—		(11,644)
Redemption of Series A Preferred Stock	—		(12,012)
Series B Preferred Stock Dividends ($0.406250 and $1.218750 per share for the three and nine months ended September 30, 2021, respectively)	(2,519)		(7,557)
Redemption of Series B Preferred Stock	(5,434)		(5,434)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $2.25 per share for the three and nine months ended September 30, 2021, respectively)	(17,250)		(51,750)
Common Stock Dividends ($0.145 and $0.425 per share for the three and nine months ended September 30, 2021, respectively)	(84,539)		(246,653)
End of Period	7,247,400		7,247,400
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(106,348)		(18,612)
Other Comprehensive Income (Loss)	(68,091)		(152,704)
Exchange of KKR Holdings Units	—		(3,123)
End of Period	(174,439)		(174,439)
Total KKR & Co. Inc. Stockholders' Equity	16,932,970		16,932,970
Noncontrolling Interests (See Note 22)	40,031,244		40,031,244
Total Equity	$56,964,214		$56,964,214

Redeemable Noncontrolling Interests (See Note 23)	$93,339		$93,339

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net Income (Loss)	$(981,395)	$11,459,886
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	559,621	296,323
Net Realized (Gains) Losses - Asset Management	(1,158,582)	(1,532,956)
Change in Unrealized (Gains) Losses - Asset Management	2,508,970	(6,499,944)
Capital Allocation-Based (Income) Loss - Asset Management	2,442,080	(5,736,707)
Net Realized (Gains) Losses - Insurance	235,888	642,557
Net Accretion and Amortization	330,781	324,692
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	1,009,636	938,415
Other Non-Cash Amounts	37,268	101,904
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	715,716	1,041,130
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	795,488	435,715
Change in Deferred Policy Acquisition Costs - Insurance	(368,144)	(307,031)
Change in Policy Liabilities and Accruals, Net - Insurance	(286,072)	(583,875)
Change in Consolidation	(66,593)	(24,183)
Change in Due from / to Affiliates	(163,667)	(243,120)
Change in Other Assets	1,462,938	669,361
Change in Accrued Expenses and Other Liabilities	(2,783,578)	2,608,487
Investments Purchased - Asset Management	(32,517,281)	(55,435,501)
Proceeds from Investments - Asset Management	23,595,202	48,286,348
Net Cash Provided (Used) by Operating Activities	(4,631,724)	(3,558,499)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	—	(473,779)
Acquisition of KJRM, Net of Cash Acquired (See Note 3)	(1,690,702)	—
Purchases of Fixed Assets	(58,584)	(82,515)
Investments Purchased - Insurance	(37,207,043)	(38,215,238)
Proceeds from Investments - Insurance	28,301,478	32,463,286
Other Investing Activities, Net - Insurance	(26,311)	(708,992)
Net Cash Provided (Used) by Investing Activities	(10,681,162)	(7,017,238)

Financing Activities
Series A and B Preferred Stock Dividends	—	(19,201)
Series C Mandatory Convertible Preferred Stock Dividends	(51,750)	(51,750)
Common Stock Dividends	(310,869)	(246,653)
Distributions to Redeemable Noncontrolling Interests	(1,905)	(1,362)
Distributions to Noncontrolling Interests	(5,759,604)	(3,975,764)
Contributions from Noncontrolling Interests	11,033,195	8,875,106
Redemption of Series A and B Preferred Stock	—	(500,000)
Net Delivery of Common Stock (Equity Incentive Plans)	(34,874)	(106,914)
Repurchases of Common Stock	(346,651)	(135,930)
Private Placement Share Issuance	—	38,463
Proceeds from Debt Obligations	17,191,850	20,615,117
Repayment of Debt Obligations	(12,328,191)	(13,881,246)
Financing Costs Paid	(32,559)	(93,914)
Additions to Contractholder Deposit Funds - Insurance	16,629,841	11,331,510
Withdrawals from Contractholder Deposit Funds - Insurance	(9,863,212)	(6,264,316)
Reinsurance Transactions, Net of Cash Provided - Insurance	54,749	524,724

	Nine Months Ended September 30,
	2022	2021
Other Financing Activity, Net - Insurance	471,007	18,244
Net Cash Provided (Used) by Financing Activities	16,651,027	16,126,114

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(234,580)	(31,022)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$1,103,561	$5,519,355
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	10,526,304	6,993,457
Cash, Cash Equivalents and Restricted Cash, End of Period	$11,629,865	$12,512,812

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874
Restricted Cash and Cash Equivalents	134,298	485,583
Total Asset Management	6,833,966	6,993,457
Insurance
Cash and Cash Equivalents	$3,391,934	$—
Restricted Cash and Cash Equivalents	300,404	—
Total Insurance	3,692,338	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$10,526,304	$6,993,457

End of the Period
Asset Management
Cash and Cash Equivalents	$6,911,691	$7,256,382
Restricted Cash and Cash Equivalents	201,194	140,618
Total Asset Management	7,112,885	7,397,000
Insurance
Cash and Cash Equivalents	$4,147,146	$4,717,240
Restricted Cash and Cash Equivalents	369,834	398,572
Total Insurance	4,516,980	5,115,812

Cash, Cash Equivalents and Restricted Cash, End of Period	$11,629,865	$12,512,812

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,112,596	$876,412
Payments for Income Taxes	$556,195	$463,983
Payments for Operating Lease Liabilities	$37,533	$35,124

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$459,327	$235,381
Non-Cash Contribution from Noncontrolling Interests	$84,786	$845,943
Debt Obligations - Net Gains (Losses), Translation and Other	$3,056,342	$272,410
Holdings Merger (See Note 1)	$6,959,322	$—
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$(1,064,790)	$(1,623)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$47,032	$44,754
Investments Acquired through Reinsurance Agreements	$2,697,956	$16,133,534
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$965,829	$3,455,904
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,544,504	$14,809,751

Change in Consolidation
Investments	$(57,440)	$(64,957)
Due From Affiliates	$—	$(3,735)
Other Assets	$(59,675)	$(46,352)
Debt Obligations	$(50,339)	$(26,165)
Due to Affiliates	$(174)	$(238)
Accrued Expenses and Other Liabilities	$(4,162)	$(11,626)
Noncontrolling Interests	$—	$(78,840)

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

KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of September 30, 2022, KKR & Co. Inc. held indirectly approximately 99.7% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through securities representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.

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

For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2021 Form 10-K. During the nine months ended September 30, 2022, there were no significant updates to KKR’s significant accounting policies.

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

In accordance with GAAP, KKR has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment (commonly known as "step zero") to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case the quantitative test would then be performed. When performing a quantitative impairment test, KKR compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount of goodwill allocated to that reporting unit. The estimated fair values of the reporting units are derived based on valuation techniques KKR believes market participants would use for each respective reporting unit. The estimated fair values are generally determined by utilizing a discounted cash flow methodology and methodologies that incorporate market multiples of certain comparable companies.

KKR tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below its reportable segments. Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the insurance segment, and goodwill recorded as a result of the acquisition of KJRM has been allocated to the asset management segment.

During the third quarter of 2022, KKR performed its annual impairment analysis for the goodwill recorded at the asset management and insurance reporting units.

KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at the asset management reporting unit. Based upon this assessment, KKR determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization and the acquisition of KJRM.

Based on the qualitative assessment and given the insurance reporting unit has a negative carrying value as of September 30, 2022, the goodwill recorded at the insurance reporting unit was not subject to impairment because the amount of goodwill impairment is calculated under ASC 350, Intangibles – Goodwill and Other based on the excess of the carrying value of a reporting unit to its fair value. The negative carrying value was primarily due to unrealized losses on Global Atlantic's available-for-sale fixed maturity investment portfolio. Global Atlantic does not expect these unrealized losses to be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. As of September 30, 2022, the amount of goodwill allocated to the insurance reporting unit was $501.5 million.

Additionally, during the third quarter of 2022, KKR performed its first annual impairment analysis on KJRM’s investment management contracts recorded at KKR’s asset management business, which were determined to have indefinite useful lives and are not subject to amortization. KKR elected to perform a qualitative assessment for the purposes of its impairment analysis. Based upon this assessment, KKR determined that it is more likely than not that the fair value of the KJRM investment management contracts exceeded their carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance.

For additional details on the Global Atlantic and KJRM acquisitions see Note 3 "Acquisitions."

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

Future application of accounting standards

Targeted improvements to the accounting for long-duration contracts

In August 2018, the FASB issued new guidance for insurance and reinsurance companies that issue long-duration contracts such as life insurance and annuities. The objective of this guidance is to improve, simplify and enhance the financial reporting of long-duration contracts by providing financial statement users with useful information in a timely and transparent manner. The primary changes include:

(1) more timely recognition of assumption changes in the liability for future policy benefits and use of a current rate for the discounting of future cash flows – The assumptions used to calculate the liability for future policy benefits on traditional and limited-payment contracts are required to be reviewed and updated periodically (versus set at inception and not changed under the current guidance). Cash flow assumptions are required to be reviewed at least annually with the impact recognized in net income. The guidance also prescribes that the discount rate assumption should be based on a current upper-medium grade (i.e., low credit risk) fixed income instrument yield (e.g., a single A credit-rating) with the impact recognized in other comprehensive income ("OCI").

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

KKR intends to implement this guidance using the retrospective approach for the liability for future policy benefits, deferred acquisition costs and market risk benefits with an adoption date of January 1, 2023, and a transition date of January 1, 2021. KKR has completed the design, planning, and build phases of its implementation effort and is performing end-to-end testing activities. KKR has established a governance framework to manage the implementation activities and support timely application of the guidance. KKR has made progress in the following areas:

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

•Actuarial model development for the liability for future policy benefits, deferred acquisition costs and roll forwards; and

•Modeling of market risk benefits.

KKR does not expect the adoption of this guidance to have a material effect on retained earnings and accumulated other comprehensive income (loss) as of our transition date (applied retrospectively to the acquisition date of February 1, 2021) due to the purchase accounting associated with KKR's acquisition of Global Atlantic on February 1, 2021. However, KKR continues to evaluate the impact of this guidance on the acquisition date opening balance sheet and periods after the transition date. The new guidance is expected to increase volatility in our financial statements primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity’s non-performance risk, which is recognized in OCI. In addition, the new guidance is expected to have a significant impact on KKR’s systems, processes and controls.

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

Revenues and earnings for three and nine months ended September 30, 2022 attributable to KJRM after the completion of the KJRM Acquisition were determined to be immaterial. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.

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

As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues and net income of $2.2 billion and $185.8 million, and $4.5 billion and $239.7 million, are included in the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

Pro- Forma Financial Information

Unaudited pro-forma financial information for the three and nine months ended September 30, 2021 is presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assume the GA Acquisition occurred as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Total Revenues	$4,483,365	$12,696,730
Net Income Attributable to KKR & Co. Inc. Common Stockholders	$1,131,354	$4,147,132

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

4. REVENUES - ASSET MANAGEMENT

For the three and nine months ended September 30, 2022 and 2021, respectively, Asset Management revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management Fees	$419,876	$349,249	$1,236,151	$931,624
Fee Credits	(136,996)	(164,720)	(388,315)	(322,402)
Transaction Fees	328,483	437,619	973,310	978,399
Monitoring Fees	29,683	29,823	99,605	98,164
Incentive Fees	1,402	6,962	15,600	13,092
Expense Reimbursements	10,733	34,857	77,612	122,642
Consulting Fees	20,748	25,178	55,741	66,286
Total Fees and Other	673,929	718,968	2,069,704	1,887,805

Carried Interest	(477,681)	1,216,433	(1,999,678)	4,553,527
General Partner Capital Interest	(95,182)	310,234	(442,402)	1,183,180
Total Capital Allocation-Based Income (Loss)	(572,863)	1,526,667	(2,442,080)	5,736,707

Total Revenues - Asset Management	$101,066	$2,245,635	$(372,376)	$7,624,512

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$265,176	$(263,720)	$1,456	$296,410	$647,448	$943,858
Credit (1)	(91,950)	(131,594)	(223,544)	74,945	(117,354)	(42,409)
Investments of Consolidated CFEs (1)	(29,402)	30,765	1,363	23,198	(15,013)	8,185
Real Assets (1)	23,210	(266,029)	(242,819)	61,807	575,891	637,698
Equity Method - Other (1)	40,696	(166,024)	(125,328)	311,420	(137,281)	174,139
Other Investments (1)	(18,159)	(332,946)	(351,105)	(118,844)	199,961	81,117
Foreign Exchange Forward Contracts and Options (2)	190,047	403,719	593,766	(2,777)	323,916	321,139
Securities Sold Short (2)	23,523	78	23,601	(21,031)	2,579	(18,452)
Other Derivatives (2)	(13,905)	18,687	4,782	(17,687)	6,577	(11,110)
Debt Obligations and Other (3)	(60,242)	(1,110)	(61,352)	2,190	20,292	22,482
Net Gains (Losses) From Investment Activities	$328,994	$(708,174)	$(379,180)	$609,631	$1,507,016	$2,116,647

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$689,141	$(2,192,262)	$(1,503,121)	$1,322,179	$3,479,827	$4,802,006
Credit (1)	(145,416)	(630,558)	(775,974)	130,191	(11,864)	118,327
Investments of Consolidated CFEs (1)	(26,248)	(1,713,464)	(1,739,712)	44,954	173,775	218,729
Real Assets (1)	283,773	958,473	1,242,246	148,581	1,243,725	1,392,306
Equity Method - Other (1)	94,989	(484,292)	(389,303)	410,491	305,085	715,576
Other Investments (1)	18,744	(700,176)	(681,432)	(354,349)	908,906	554,557
Foreign Exchange Forward Contracts and Options (2)	331,889	485,642	817,531	(29,727)	282,030	252,303
Securities Sold Short (2)	83,075	20,422	103,497	36,517	21,313	57,830
Other Derivatives (2)	(30,527)	61,015	30,488	(125,376)	83,805	(41,571)
Debt Obligations and Other (3)	(140,838)	1,686,230	1,545,392	(50,505)	13,342	(37,163)
Net Gains (Losses) From Investment Activities	$1,158,582	$(2,508,970)	$(1,350,388)	$1,532,956	$6,499,944	$8,032,900
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

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturity securities – interest and other income	$820,530	$632,314	$2,257,169	$1,512,377
Mortgage and other loan receivables	411,215	247,917	1,108,919	617,334
Investments in transportation and other leased assets	73,192	56,317	207,585	146,004
Investments in renewable energy	70,300	62,468	139,937	96,400
Investments in real estate	41,261	4,501	75,118	10,028
Short-term and other investment income	33,669	23,285	84,166	41,349
Income assumed from funds withheld receivable at interest	24,104	24,441	67,206	57,554
Policy loans	7,011	3,203	21,977	22,138
Equity securities – dividends and other income	—	764	—	23
Income ceded to funds withheld payable at interest	(238,817)	(160,073)	(657,280)	(273,611)
Gross investment income	1,242,465	895,137	3,304,797	2,229,596
Less investment expenses:
Investment management and administration	87,282	88,789	296,069	190,458
Transportation and renewable energy asset depreciation and maintenance	54,233	47,331	157,042	117,749
Interest expense on derivative collateral and repurchase agreements	6,073	636	12,315	1,730
Net investment income	$1,094,877	$758,381	$2,839,371	$1,919,659

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

Net investment-related gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains (losses) on equity investments	$—	$51,520	$—	$76,645
Realized gains (losses) on available-for-sale fixed maturity debt securities	(8,277)	(15,026)	(539,000)	(88,300)
Credit loss allowances on available-for-sale securities	(15,065)	(3,809)	(32,109)	21,287
Credit loss allowances on mortgage and other loan receivables	(12,112)	(69,386)	(50,495)	(250,690)
Allowances on unfunded commitments	1,292	(3,677)	(2,086)	(15,372)
Unrealized gains (losses) on fixed maturity securities classified as trading	(720,418)	(133,118)	(2,748,542)	(130,228)
Unrealized gains (losses) on investments recognized under the fair-value option	(22,995)	303,021	(63,923)	350,442
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	(34,479)	9,997	88,609	20,264
Net gains (losses) on derivative instruments	655,304	40,792	2,370,404	70,098
Realized gains (losses) on funds withheld at interest, payable portfolio	3,652	(12,272)	5,992	(31,384)
Realized gains (losses) on funds withheld at interest, receivable portfolio	3,858	2,633	7,296	10,250
Other realized gains (losses)	(24,590)	(8,548)	(4,982)	(29)
Net investment-related gains (losses)	$(173,830)	$162,127	$(968,836)	$32,983

Allowance for credit losses

Available-for-sale fixed maturity securities

The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$7,842	$94,451	$102,293	$3,238	$84,895	$88,133
Initial impairments for credit losses recognized on securities not previously impaired	669	11,903	12,572	791	47,858	48,649
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	—	—	—	707	707
Accretion of initial credit loss allowance on PCD securities	—	581	581	—	1,449	1,449
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(3,352)	(3,352)	—	(7,811)	(7,811)
Net additions / reductions for securities previously impaired	121	2,372	2,493	4,603	(21,143)	(16,540)
Write-offs of credit losses previous recognized	(7,841)	—	(7,841)	(7,841)	—	(7,841)
Balance, as of end of period	$791	$105,955	$106,746	$791	$105,955	$106,746

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period(1)	$—	$91,646	$91,646	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	—	19,921	19,921	—	47,530	47,530
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	1,576	1,576	—	7,204	7,204
Accretion of initial credit loss allowance on PCD securities	—	1,879	1,879	—	2,200	2,200
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,510)	(2,510)	—	(12,612)	(12,612)
Net additions / reductions for securities previously impaired	—	(16,112)	(16,112)	—	(68,817)	(68,817)
Balance, as of end of period	$—	$96,400	$96,400	$—	$96,400	$96,400

(1)Includes securities designated as purchased credit impaired as of the time of the acquisition of Global Atlantic.

Mortgage and other loan receivables

Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$103,944	$96,194	$211,747	$411,885	$65,970	$72,082	$236,025	$374,077
Net provision (release)	26,817	(891)	(13,814)	12,112	64,791	23,221	(37,517)	50,495
Charge-offs	—	—	(671)	(671)	—	—	(1,246)	(1,246)
Balance, as of end of period	$130,761	$95,303	$197,262	$423,326	$130,761	$95,303	$197,262	$423,326

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period (1)	$58,255	$76,536	$163,135	$297,926	$58,203	$62,056	$—	$120,259
Net provision (release)	17,750	(2,793)	54,429	69,386	17,802	10,888	222,000	250,690
Loans purchased with credit deterioration	—	—	—	—	—	799	838	1,637
Charge-offs	—	(3,162)	5,274	2,112	—	(3,162)	—	(3,162)
Balance, as of end of period	$76,005	$70,581	$222,838	$369,424	$76,005	$70,581	$222,838	$369,424

(1) Includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.

Proceeds and gross gains and losses from voluntary sales

The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$807,228	$7,440,645	$10,869,470	$12,766,887
Gross gains	8,007	16,816	18,203	38,061
Gross losses	(14,676)	(30,086)	(547,123)	(103,190)

8. INVESTMENTS
Investments consist of the following:

	September 30, 2022	December 31, 2021
Asset Management
Private Equity	$26,542,743	$25,685,750
Credit	7,532,222	7,949,573
Investments of Consolidated CFEs	21,500,342	22,076,809
Real Assets	16,659,585	12,500,749
Equity Method - Other	6,849,902	4,877,592
Equity Method - Capital Allocation-Based Income	7,032,596	11,539,945
Other Investments	3,603,469	4,145,096
Investments - Asset Management	$89,720,859	$88,775,514

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$58,547,851	$68,870,886
Mortgage and other loan receivables	35,420,094	28,876,759
Fixed maturity securities, trading, at fair value(2)	10,247,034	13,753,573
Other investments	10,830,743	8,208,566
Funds withheld receivable at interest	2,893,785	2,999,448
Policy loans	812,844	765,310
Equity securities at fair value	19,922	289,133
Investments - Insurance	$118,772,273	$123,763,675

Total Investments	$208,493,132	$212,539,189

(1) Amortized cost of $70.5 billion and $69.5 billion, net of credit loss allowances of $106.7 million and $88.1 million, respectively.
(2) Amortized cost of $13.1 billion and $13.9 billion, respectively.

As of September 30, 2022 and December 31, 2021, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities

The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (2)(3)	Gross unrealized		Fair value
As of September 30, 2022			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$366,638	$—	$—	$(71,841)	$294,797
U.S. state, municipal and political subdivisions	5,298,283	—	138	(1,271,381)	4,027,040
Corporate	41,326,728	(791)	18,021	(8,538,465)	32,805,493
Residential mortgage-backed securities ("RMBS")	7,478,505	(86,208)	17,823	(676,064)	6,734,056
Commercial mortgage-backed securities ("CMBS")	7,352,398	(10,809)	245	(740,518)	6,601,316
Collateralized bond obligations ("CBOs")	3,060,155	(35)	—	(223,969)	2,836,151
Collateralized loan obligations ("CLOs")	2,771,874	(4,366)	25	(209,329)	2,558,204
All other structured securities(1)	2,884,368	(4,537)	6,005	(195,042)	2,690,794
Total AFS fixed maturity securities	$70,538,949	$(106,746)	$42,257	$(11,926,609)	$58,547,851

(1)    Includes primarily asset-backed securities ("ABS").
(2)    Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(3)    Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(33.2) million.

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of September 30, 2022	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$551,784	$544,880
Due after one year through five years	9,386,813	8,791,184
Due after five years through ten years	9,487,091	8,504,053
Due after ten years	27,565,170	19,287,213
Subtotal	46,990,858	37,127,330
RMBS	7,392,297	6,734,056
CMBS	7,341,589	6,601,316
CBOs	3,060,120	2,836,151
CLOs	2,767,508	2,558,204
All other structured securities	2,879,831	2,690,794
Total AFS fixed maturity securities	$70,432,203	$58,547,851

Purchased credit deteriorated securities

Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

	Nine Months Ended September 30,
	2022	2021
Purchase price of PCD securities acquired during the current period	$24,005	$1,726,900
Allowance for credit losses at acquisition	707	128,099
Discount (premium) attributable to other factors	1,710	308,053
Par value	$26,422	$2,163,052

Securities in a continuous unrealized loss position

The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of September 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$190,438	$(53,005)	$104,360	$(18,836)	$294,798	$(71,841)
U.S. state, municipal and political subdivisions	3,326,504	(1,051,622)	682,195	(219,759)	4,008,699	(1,271,381)
Corporate	21,318,062	(5,654,193)	9,481,979	(2,884,272)	30,800,041	(8,538,465)
RMBS	4,664,201	(426,928)	1,511,761	(249,136)	6,175,962	(676,064)
CBOs	1,887,915	(145,811)	948,236	(78,158)	2,836,151	(223,969)
CMBS	5,407,270	(529,159)	1,162,325	(211,359)	6,569,595	(740,518)
CLOs	2,357,254	(185,863)	190,452	(23,466)	2,547,706	(209,329)
All other structured securities	1,891,789	(118,688)	539,752	(76,354)	2,431,541	(195,042)
Total AFS fixed maturity securities in a continuous loss position	$41,043,433	$(8,165,269)	$14,621,060	$(3,761,340)	$55,664,493	$(11,926,609)

	Less than 12 months		12 months or more		Total
As of December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$311,096	$(4,768)	$—	$—	$311,096	$(4,768)
U.S. state, municipal and political subdivisions	2,802,309	(55,240)	—	—	2,802,309	(55,240)
Corporate	30,385,514	(688,648)	—	—	30,385,514	(688,648)
RMBS	3,196,876	(113,359)	—	—	3,196,876	(113,359)
CBOs	2,152,790	(27,466)	—	—	2,152,790	(27,466)
CMBS	3,405,774	(56,523)	—	—	3,405,774	(56,523)
CLOs	1,172,330	(5,776)	—	—	1,172,330	(5,776)
All other structured securities	1,348,356	(22,070)	—	—	1,348,356	(22,070)
Total AFS fixed maturity securities in a continuous loss position	$44,775,045	$(973,850)	$—	$—	$44,775,045	$(973,850)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $687.7 million and $77.0 million as of September 30, 2022 and December 31, 2021, respectively. The single largest unrealized loss on AFS fixed maturity securities was $61.8 million and $7.3 million as of September 30, 2022 and December 31, 2021, respectively. Global Atlantic had 6,184 and 4,370 securities in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 1,947 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.

Mortgage and other loan receivables

Mortgage and other loan receivables consist of the following:

	September 30, 2022	December 31, 2021
Commercial mortgage loans(1)	$18,479,742	$13,824,772
Residential mortgage loans(1)	10,955,269	8,724,904
Consumer loans	5,445,370	5,617,925
Other loan receivables(2)(3)	963,039	1,083,235
Total mortgage and other loan receivables	35,843,420	29,250,836
Allowance for credit losses(4)	(423,326)	(374,077)
Total mortgage and other loan receivables, net of allowance for loan losses	$35,420,094	$28,876,759

(1)    Includes $837.7 million and $805.4 million of loans carried at fair value using the fair value option as of September 30, 2022 and December 31, 2021, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $894.2 million and $794.1 million as of September 30, 2022 and December 31, 2021, respectively.
(2)    As of September 30, 2022 and December 31, 2021, other loan receivables consisted primarily of loans collateralized by aircraft of $312.7 million and $850.1 million, respectively.
(3)    Includes $33.2 million and $27.3 million of related party loans carried at fair value using the fair value option as of September 30, 2022 and December 31, 2021, respectively. These loans had unpaid principal balances of $33.2 million and $27.3 million as of September 30, 2022 and December 31, 2021, respectively.
(4)    Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(78.6) million and $(77.9) million as of September 30, 2022 and December 31, 2021, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of September 30, 2022:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2022	$115,605	$399,377	$514,982
2023	126,160	1,441,199	1,567,359
2024	533,435	2,277,465	2,810,900
2025	17,027	3,390,721	3,407,748
2026	890,254	3,259,760	4,150,014
2027	955,188	2,843,765	3,798,953
2028 and thereafter	8,317,600	4,867,455	13,185,055
Total	$10,955,269	$18,479,742	$29,435,011

Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	September 30, 2022	December 31, 2021
Pacific	$7,252,784	$6,675,064
West South Central	3,594,519	2,675,890
South Atlantic	8,002,247	4,996,043
Middle Atlantic	3,708,296	3,142,973
East North Central	1,262,908	590,911
Mountain	3,151,942	1,957,099
New England	1,298,758	1,099,157
East South Central	740,228	1,035,764
West North Central	363,474	350,546
Other regions	59,855	26,229
Total by geographic region	$29,435,011	$22,549,676

Mortgage loans - carrying value by property type	September 30, 2022	December 31, 2021
Residential	$10,955,269	$8,724,904
Office building	4,654,349	4,185,146
Apartment	9,341,546	6,194,819
Industrial	2,938,321	1,981,713
Retail	650,903	780,071
Other property types	705,783	483,560
Warehouse	188,840	199,463
Total by property type	$29,435,011	$22,549,676

As of September 30, 2022 and December 31, 2021, Global Atlantic had $179.6 million and $202.7 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of September 30, 2022 and December 31, 2021, there were $179.6 million and $202.7 million of mortgage loans that were non-income producing, respectively.

As of September 30, 2022 and December 31, 2021, less than 1% and 1%, respectively, of residential mortgage loans have been granted forbearance for reasons including COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the three and nine months ended September 30, 2022 and 2021. Interest continues to accrue on loans in temporary forbearance.

As of September 30, 2022 and December 31, 2021, Global Atlantic had $10.9 million and $5.1 million of consumer loans that were delinquent by more than 120 days or in default, respectively.

Purchased credit deteriorated loans

Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

Nine Months Ended September 30,
2021
Purchase price of PCD loans acquired during the current period	$4,231,426
Allowance for credit losses at acquisition	121,895
Discount (premium) attributable to other factors	(136,174)
Par value	$4,217,147

Credit quality indicators

Mortgage and loan receivable performance status

The following table represents the portfolio of mortgage and loan receivables by origination year and performance status:

	As of September 30, 2022
Performance status	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$5,539,353	$6,763,595	$929,246	$1,533,917	$1,294,281	$2,419,350	$18,479,742
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$5,539,353	$6,763,595	$929,246	$1,533,917	$1,294,281	$2,419,350	$18,479,742
Residential mortgage loans
Current	$1,897,046	$5,002,374	$1,884,802	$278,805	$15,119	$1,530,375	$10,608,521
30 to 59 days past due	9,608	33,064	4,334	1,305	645	77,467	126,423
60 to 89 days past due	1,233	10,727	3,646	752	—	24,391	40,749
Over 90 days past due	1,489	22,399	11,178	8,673	2,587	133,250	179,576
Total residential mortgage loans	$1,909,376	$5,068,564	$1,903,960	$289,535	$18,351	$1,765,483	$10,955,269
Total mortgage loans	$7,448,729	$11,832,159	$2,833,206	$1,823,452	$1,312,632	$4,184,833	$29,435,011

	As of December 31, 2021
Performance status	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
Residential mortgage loans
Current	$4,505,537	$1,576,342	$393,153	$123,995	$65,070	$1,711,156	$8,375,253
30 to 59 days past due	24,955	6,028	5,818	1,155	739	75,104	113,799
60 to 89 days past due	4,247	1,243	607	—	—	27,028	33,125
Over 90 days past due	5,305	14,272	21,985	2,686	—	158,479	202,727
Total residential mortgage loans	$4,540,044	$1,597,885	$421,563	$127,836	$65,809	$1,971,767	$8,724,904
Total mortgage loans	$11,371,699	$2,574,254	$2,305,471	$1,501,701	$883,763	$3,912,788	$22,549,676

The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	September 30, 2022	December 31, 2021
Consumer loans
Current	$5,347,354	$5,556,923
30 to 59 days past due	54,454	34,048
60 to 89 days past due	27,227	16,817
Over 90 days past due	16,335	10,137
Total consumer loans	$5,445,370	$5,617,925
Loan-to-value ratio on mortgage loans

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of September 30, 2022 and December 31, 2021:

Loan-to-value as of September 30, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$5,174,067	$365,286	$—	$5,539,353
2021	4,744,972	2,018,623	—	6,763,595
2020	771,593	122,593	35,060	929,246
2019	1,360,360	173,557	—	1,533,917
2018	1,259,505	34,776	—	1,294,281
2017	722,333	44,548	—	766,881
Prior	1,652,469	—	—	1,652,469
Total commercial mortgage loans	$15,685,299	$2,759,383	$35,060	$18,479,742

Loan-to-value as of December 31, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$4,910,170	$1,921,485	$—	$6,831,655
2020	819,406	121,997	34,966	976,369
2019	1,747,656	136,252	—	1,883,908
2018	1,324,807	49,058	—	1,373,865
2017	772,989	44,965	—	817,954
2016	425,926	2,440	—	428,366
Prior	1,497,503	15,152	—	1,512,655
Total commercial mortgage loans	$11,498,457	$2,291,349	$34,966	$13,824,772

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

The weighted average loan-to-value ratio for the residential mortgage loans was 62% and 68% as of September 30, 2022 and December 31, 2021, respectively.

Other investments

Other investments consist of the following:

	September 30, 2022	December 31, 2021
Investments in real estate(1)	$4,202,597	$1,564,853
Investments in renewable energy(2)	3,420,210	3,573,811
Investments in transportation and other leased assets(3)	2,767,770	2,663,759
Other investment partnerships	257,905	234,301
FHLB common stock and other investments	182,261	171,842
Total other investments	$10,830,743	$8,208,566

(1)    Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)    Net of accumulated depreciation attributed to consolidated renewable energy assets of $220.2 million and $156.8 million as of September 30, 2022 and December 31, 2021, respectively.
(3)    Net of accumulated depreciation of $198.5 million and $105.1 million as of September 30, 2022 and December 31, 2021, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.2 billion as of both September 30, 2022 and December 31, 2021. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $21.1 million and $22.4 million as of September 30, 2022 and December 31, 2021, respectively.

In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $184.4 million and $147.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

Information related to the FHLB investment and funding agreements as of September 30, 2022 and December 31, 2021 is as follows:

	Investment in common stock		Funding agreements issued to FHLB member banks		Collateral
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
FHLB Indianapolis	$80,512	$80,640	$1,610,025	$1,619,765	$2,362,537	$2,577,698
FHLB Des Moines	31,120	34,600	532,467	620,006	838,297	1,004,530
FHLB Boston	17,520	22,520	322,922	326,639	436,645	553,384
Total	$129,152	$137,760	$2,465,414	$2,566,410	$3,637,479	$4,135,612

In addition, in January 2021, Global Atlantic launched an inaugural funding agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of September 30, 2022 and December 31, 2021, Global Atlantic had $5.5 billion and $3.5 billion of such funding agreements outstanding, with $4.5 billion and $6.5 billion of remaining capacity under the program, respectively.

Repurchase agreement transactions

As of September 30, 2022 and December 31, 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $778.5 million and $300.4 million, respectively. As collateral for these transactions, as of September 30, 2022 and December 31, 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $810.9 million and $1.1 billion, and $313.0 million and $317.0 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.

The fair value of securities pledged for repurchase agreements by class of collateral and remaining contractual maturity as of September 30, 2022 and December 31, 2021 is presented in the following tables:

As of September 30, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$810,946	$810,946
Total borrowing	$—	$—	$—	$810,946	$810,946

As of December 31, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$312,965	$312,965
Total borrowing	$—	$—	$—	$312,965	$312,965

Other

As of September 30, 2022 and December 31, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities were $184.8 million and $139.9 million, and $182.6 million and $180.8 million, respectively.

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

The restricted cash which was held in connection with open derivative transactions with exchange brokers was $293.6 million and $151.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

The following table represents the gains (losses) recognized on derivative instruments and related hedged items in fair value hedging relationship:

Three Months Ended September 30, 2022	Derivatives	Hedged items	Net
2029 Senior Notes	$(25,777)	$25,777	$—
2031 Senior Notes	(36,636)	36,636	—
FHLB funding agreement liabilities	(12,060)	12,060	—
FABN liabilities	(145,075)	145,075	—

Nine Months Ended September 30, 2022	Derivatives	Hedged items	Net
2029 Senior Notes	$(72,001)	$72,001	$—
2031 Senior Notes	(108,087)	108,087	—
FHLB funding agreement liabilities	(52,326)	52,326	—
FABN liabilities	(374,468)	374,468	—

Three Months Ended September 30, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$(4,016)	$4,016	$—
2031 Senior Notes	(7,023)	7,023	—
FHLB funding agreement liabilities	1,324	(1,324)	—

Nine Months Ended September 30, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$(16,364)	$16,364	$—
2031 Senior Notes	(3,986)	3,986	—
FHLB funding agreement liabilities	(5,954)	5,954	—

The following table represents the carrying values and fair value adjustments for the hedged items:

	As of September 30, 2022		As of December 31, 2021
	Carrying value	Fair value of hedge adjustments	Carrying value	Fair value of hedge adjustments
2029 Senior Notes	$403,044	$(90,156)	$473,890	$(18,808)
2031 Senior Notes	534,886	(115,113)	644,439	(5,561)
FHLB funding agreement liabilities	1,174,359	(67,327)	1,070,770	(16,092)
FABN liabilities	4,608,996	(372,494)	—	—

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of September 30, 2022 and December 31, 2021, there was a cumulative (loss) gain of $(164.3) million and $9.4 million on the bond forwards recorded in accumulated other comprehensive loss, respectively. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method. These arrangements are hedging purchases from July 2021 through December 2027 and are expected to affect earnings until 2052. There were $79.4 million and $214.1 million of securities purchased for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, a cumulative loss of $(23.4) million on the of settlement bond forward derivative hedge instruments, coinciding with the purchase of hedged bonds, began to be reclassified into net investment income. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months will not be material.

Global Atlantic has designated foreign exchange forward purchase contracts ("FX forwards") to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the FX forwards, both of which are recognized within investment-related gains (losses). The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the FX forwards related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the FX forwards.

The following table represents the gains (losses) related to the FX forwards hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FX forward derivative:
Net investment-related gains (losses)	$98,263	$12,086	$216,691	$13,768
AOCI	(10,652)	766	7,997	399
Amortization - excluded component	11,941	593	17,471	1,206
Hedged available-for-sale securities:
Net investment-related gains (losses)	(105,645)	(8,590)	(205,746)	(11,306)

			September 30, 2022	December 31, 2021
Notional value of foreign currency forward			$2,403,559	$1,754,555

The fair value and notional value of the derivative assets and liabilities were as follows:

As of September 30, 2022	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$15,020,028	$1,016,135	$242,117
Other Derivatives	1,247,992	39,887	20,249
Total Asset Management		$1,056,022	$262,366

Insurance
Equity market contracts	$39,471,819	$579,918	$217,106
Interest rate contracts	11,139,171	170,402	935,385
Foreign currency contracts	3,279,137	373,757	95,233
Credit risk contracts	107,754	—	308
Impact of netting(1)		(273,803)	(273,803)
Fair value included within derivative assets and derivative liabilities		850,274	974,229
Embedded derivative – indexed universal life products		—	315,889
Embedded derivative – annuity products		—	1,472,814
Fair value included within policy liabilities		—	1,788,703
Embedded derivative – funds withheld at interest		(21,954)	(3,419,586)
Total Insurance		$828,320	$(656,654)

Fair value included within total assets and liabilities		$1,884,342	$(394,288)

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$12,822,521	$590,637	$319,511
Other Derivatives	505,725	491	45,003
Total Asset Management		$591,128	$364,514

Insurance
Equity market contracts	$31,294,053	$1,216,843	$186,754
Interest rate contracts	16,692,035	198,658	101,245
Foreign currency contracts	1,517,434	32,464	7,639
Credit risk contracts	107,754	—	1,540
Impact of netting(1)		(152,015)	(152,015)
Fair value included within derivative assets and derivative liabilities		1,295,950	145,163
Embedded derivative – indexed universal life products		—	557,276
Embedded derivative – annuity products		—	1,983,949
Fair value included within policy liabilities		—	2,541,225
Embedded derivative – funds withheld at interest		31,740	(49,491)
Total Insurance		$1,327,690	$2,636,897

Fair value included within total assets and liabilities		$1,918,818	$3,001,411

(1)     Represents netting of derivative exposures covered by qualifying master netting agreements.

The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	$593,766	$321,139	817,531	$252,303
Other Derivatives	4,782	(11,110)	30,488	(41,571)
Total included in Net Gains (Losses) from Investment Activities	$598,548	$310,029	$848,019	$210,732

Insurance
Net investment-related gains (losses):
Funds withheld receivable embedded derivatives	$3,211	$(10,001)	$(64,130)	$68,449
Funds withheld payable embedded derivatives	836,395	103,971	3,380,530	48,799
Equity index options	(156,561)	(25,854)	(884,786)	275,035
Equity future contracts	37,247	1,783	199,432	(171,982)
Interest rate contracts and other	(107,494)	(24,135)	(331,395)	(149,274)
Credit risk contracts	370	(196)	705	(254)
Total included in net investment-related gains (losses)	$613,168	$45,568	$2,300,356	$70,773

Derivative contracts designated as hedges	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Insurance
Revenues
Net investment-related gains (losses):
Foreign currency forwards	$42,136	$(4,776)	$70,048	$(675)
Total included in net investment-related gains (losses)	$42,136	$(4,776)	$70,048	$(675)
Expenses
Net policy benefits and claims:
Interest rate swaps	$(171,447)	$74	$(426,794)	$(6,552)
Total included in net policy benefits and claims	$(171,447)	$74	$(426,794)	$(6,552)
Interest expense:
Interest rate swaps	$(62,413)	$(7,923)	$(180,087)	$(14,307)
Total included in interest expense	$(62,413)	$(7,923)	$(180,087)	$(14,307)

The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of September 30, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,124,077	$(273,803)	$850,274	$(429,796)	$420,478
Derivative liabilities (excluding embedded derivatives)	$1,248,032	$(273,803)	$974,229	$255,108	$719,121
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,447,965	$(152,015)	$1,295,950	$(1,086,061)	$209,889
Derivative liabilities (excluding embedded derivatives)	$297,178	$(152,015)	$145,163	$49,860	$95,303

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
Assets, at fair value:

	September 30, 2022
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,299,454	$169,993	$25,073,296	$26,542,743
Credit	89,638	1,997,745	5,444,839	7,532,222
Investments of Consolidated CFEs	—	21,500,342	—	21,500,342
Real Assets	—	1,073,537	15,586,048	16,659,585
Equity Method - Other	454,611	891,076	1,561,621	2,907,308
Other Investments	422,335	47,711	3,133,423	3,603,469
Total Investments	$2,266,038	$25,680,404	$50,799,227	$78,745,669
Foreign Exchange Contracts and Options	—	1,016,135	—	1,016,135
Other Derivatives	266	26,371	13,250	39,887
Total Assets at Fair Value - Asset Management	$2,266,304	$26,722,910	$50,812,477	$79,801,691
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$212,032	$82,765	$—	$294,797
U.S. state, municipal and political subdivisions	—	4,027,040	—	4,027,040
Corporate	—	24,827,591	7,977,902	32,805,493
Structured securities	—	20,018,218	1,402,303	21,420,521
Total AFS fixed maturity securities	$212,032	$48,955,614	$9,380,205	$58,547,851
Trading fixed maturity securities:
U.S. government and agencies	$157,936	$57,510	$—	$215,446
U.S. state, municipal and political subdivisions	—	525,889	—	525,889
Corporate	—	5,568,632	633,147	6,201,779
Structured securities	—	2,760,029	543,891	3,303,920
Total trading fixed maturity securities	$157,936	$8,912,060	$1,177,038	$10,247,034
Equity securities	2,607	—	17,315	19,922
Mortgage and other loan receivables(2)	—	—	870,475	870,475
Other investments(3)	—	—	4,253,873	4,253,873
Funds withheld receivable at interest	—	—	(21,954)	(21,954)
Reinsurance recoverable	—	—	1,069,497	1,069,497
Derivative assets:
Equity market contracts	90,387	489,531	—	579,918
Interest rate contracts	12,287	158,115	—	170,402
Foreign currency contracts	—	373,757	—	373,757
Impact of netting(4)	(51,954)	(221,849)	—	(273,803)
Total derivative assets	$50,720	$799,554	$—	$850,274
Separate account assets	4,052,251	—	—	4,052,251
Total Assets at Fair Value - Insurance	$4,475,546	$58,667,228	$16,746,449	$79,889,223

Total Assets at Fair Value	$6,741,850	$85,390,138	$67,558,926	$159,690,914

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,044,380	$318,736	$23,322,634		$25,685,750
Credit	—	2,122,912	5,826,661		7,949,573
Investments of Consolidated CFEs	—	22,076,809	—		22,076,809
Real Assets	—	1,111,219	11,389,530		12,500,749
Equity Method - Other	482,061	105,647	1,013,807		1,601,515
Other Investments	759,002	146,081	3,240,013		4,145,096
Total Investments	$3,285,443	$25,881,404	$44,792,645		$73,959,492
Foreign Exchange Contracts and Options	—	590,637	—		590,637
Other Derivatives	—	12	479	(1)	491
Total Assets at Fair Value - Asset Management	$3,285,443	$26,472,053	$44,793,124		$74,550,620
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$500,325	$284,222	$—		$784,547
U.S. state, municipal and political subdivisions	—	5,109,697	—		5,109,697
Corporate	—	33,281,727	7,650,660		40,932,387
Structured securities	—	21,215,854	828,401		22,044,255
Total AFS fixed maturity securities	$500,325	$59,891,500	$8,479,061		$68,870,886
Trading fixed maturity securities:
U.S. government and agencies	$371,366	$252,266	$—		$623,632
U.S. state, municipal and political subdivisions	—	879,463	—		879,463
Corporate	—	8,486,922	565,025		9,051,947
Structured securities	—	2,779,757	418,774		3,198,531
Total trading fixed maturity securities	$371,366	$12,398,408	$983,799		$13,753,573
Equity securities	256,196	—	32,937		289,133
Mortgage and other loan receivables(2)	—	—	832,674		832,674
Other investments(3)	—	—	1,603,345		1,603,345
Funds withheld receivable at interest	—	—	31,740		31,740
Reinsurance recoverable	—	—	1,293,791		1,293,791
Derivative assets:
Equity market contracts	66,510	1,150,333	—		1,216,843
Interest rate contracts	44,472	154,186	—		198,658
Foreign currency contracts	—	32,464	—		32,464
Impact of netting(4)	(25,588)	(126,427)	—		(152,015)
Total derivative assets	$85,394	$1,210,556	$—		$1,295,950
Separate account assets	5,586,428	—	—		5,586,428
Total Assets at Fair Value - Insurance	$6,799,709	$73,500,464	$13,257,347		$93,557,520

Total Assets at Fair Value	$10,085,152	$99,972,517	$58,050,471		$168,108,140
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
(2)Includes related party balance of $33.2 million and $27.3 million in Level III for mortgage and other loan receivables as of September 30, 2022 and December 31, 2021, respectively.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of September 30, 2022 and December 31, 2021, the fair value of these investments was $145.8 million and $108.7 million, respectively.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	September 30, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$87,894	$—	$—		$87,894
Foreign Exchange Contracts and Options	—	242,117	—		242,117
Unfunded Revolver Commitments	—	—	108,195	(1)	108,195
Other Derivatives	—	20,249	—		20,249
Debt Obligations of Consolidated CFEs	—	21,118,566	—		21,118,566
Total Liabilities at Fair Value - Asset Management	$87,894	$21,380,932	$108,195		$21,577,021

Insurance
Policy liabilities	$—	$—	$417,863		$417,863
Closed block policy liabilities	—	—	1,096,478		1,096,478
Funds withheld payable at interest	—	—	(3,419,586)		(3,419,586)
Derivative instruments payable:
Equity market contracts	95,111	121,995	—		217,106
Interest rate contracts	18,025	917,360	—		935,385
Foreign currency contracts	—	95,233	—		95,233
Credit contracts	—	308	—		308
Impact of netting(2)	(51,954)	(221,849)	—		(273,803)
Total derivative instruments payable	61,182	913,047	—		974,229
Embedded derivative – indexed universal life products	—	—	315,889		315,889
Embedded derivative – annuity products	—	—	1,472,814		1,472,814
Total Liabilities at Fair Value - Insurance	$61,182	$913,047	$(116,542)		$857,687

Total Liabilities at Fair Value	$149,076	$22,293,979	$(8,347)		$22,434,708

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$249,383	$—	$—		$249,383
Foreign Exchange Contracts and Options	—	319,511	—		319,511
Unfunded Revolver Commitments	—	—	64,276	(1)	64,276
Other Derivatives	—	45,003	—		45,003
Debt Obligations of Consolidated CFEs	—	21,271,084	—		21,271,084
Total Liabilities at Fair Value - Asset Management	$249,383	$21,635,598	$64,276		$21,949,257

Insurance
Policy liabilities	$—	$—	$519,454		$519,454
Closed block policy liabilities	—	—	1,350,224		1,350,224
Funds withheld payable at interest	—	—	(49,491)		(49,491)
Derivative instruments payable:
Equity market contracts	33,933	152,821	—		186,754
Interest rate contracts	14,009	87,236	—		101,245
Foreign currency contracts	—	7,639	—		7,639
Credit contracts	—	1,540	—		1,540
Impact of netting(2)	(25,588)	(126,427)	—		(152,015)
Total derivative instruments payable	22,354	122,809	—		145,163
Embedded derivative – indexed universal life products	—	—	557,276		557,276
Embedded derivative – annuity products	—	—	1,983,949		1,983,949
Total Liabilities at Fair Value - Insurance	$22,354	$122,809	$4,361,412		$4,506,575

Total Liabilities at Fair Value	$271,737	$21,758,407	$4,425,688		$26,455,832
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2022 and 2021, respectively. For certain insurance disclosures, the beginning of the period represents balances as of the GA Acquisition Date.

	Three Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$22,918,721	$(49,000)	$—	$—	$2,251,233	$(47,658)	$—	$25,073,296	$(180,571)	$—
Credit	4,927,912	34,245	—	(554)	682,518	(199,282)	—	5,444,839	(199,923)	—
Real Assets	15,951,741	—	—	—	(14,403)	(351,290)	—	15,586,048	(452,358)	—
Equity Method - Other	1,474,357	156,183	—	—	(656)	(68,263)	—	1,561,621	(68,229)	—
Other Investments	2,934,772	513,875	—	(492)	(55,787)	(258,945)	—	3,133,423	(253,841)	—
Other Derivatives	41,939	—	—	—	(33,907)	5,218	—	13,250	729	—
Total Assets - Asset Management	$48,249,442	$655,303	$—	$(1,046)	$2,828,998	$(920,220)	$—	$50,812,477	$(1,154,193)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,043,069	$—	$—	$(23,071)	$126,232	$(103,994)	$(64,334)	$7,977,902	$—	$(80,146)
Structured securities	1,283,879	—	—	—	150,387	4,007	(35,970)	1,402,303	—	(35,910)
Total AFS fixed maturity securities	9,326,948	—	—	(23,071)	276,619	(99,987)	(100,304)	9,380,205	—	(116,056)
Trading fixed maturity securities:
Corporate fixed maturity securities	667,014	—	—	—	(6,766)	(27,101)	—	633,147	(26,661)	—
Structured securities	579,701	—	9,900	(6,521)	(9,734)	(29,455)	—	543,891	(29,185)	—
Total trading fixed maturity securities	1,246,715	—	9,900	(6,521)	(16,500)	(56,556)	—	1,177,038	(55,846)	—
Equity securities	17,317	—	—	—	—	(2)	—	17,315	(2)	—
Mortgage and other loan receivables	905,663	—	—	—	(17,532)	(17,656)	—	870,475	(17,258)	—
Other investments	4,011,106	—	—	—	281,471	(38,704)	—	4,253,873	(39,632)	—
Funds withheld receivable at interest	(25,166)	—	—	—	—	3,212	—	(21,954)	—	—
Reinsurance recoverable	1,103,684	—	—	—	(3,626)	(30,561)	—	1,069,497	—	—
Total Assets - Insurance	$16,586,267	$—	$9,900	$(29,592)	$520,432	$(240,254)	$(100,304)	$16,746,449	$(112,738)	$(116,056)

Total	$64,835,709	$655,303	$9,900	$(30,638)	$3,349,430	$(1,160,474)	$(100,304)	$67,558,926	$(1,266,931)	$(116,056)

	Nine Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$(49,000)	$—	$(138,220)	$2,929,393	$(991,511)	$—	$25,073,296	$(1,307,533)	$—
Credit	5,826,661	34,245	—	(88,646)	124,050	(447,003)	(4,468)	5,444,839	(374,990)	—
Real Assets	11,389,530	—	—	—	3,080,113	1,116,405	—	15,586,048	725,446	—
Equity Method - Other	1,013,807	156,183	—	—	605,485	(213,854)	—	1,561,621	(215,037)	—
Other Investments	3,240,013	513,875	—	(839)	(125,702)	(493,924)	—	3,133,423	(468,891)	—
Other Derivatives	479	—	—	—	21,800	(9,029)	—	13,250	(8,901)	—
Total Assets - Asset Management	$44,793,124	$655,303	$—	$(227,705)	$6,635,139	$(1,038,916)	$(4,468)	$50,812,477	$(1,649,906)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,652,134	$—	$—	$(88,076)	$874,870	$(168,704)	$(292,322)	$7,977,902	$—	$(271,515)
Structured securities	828,381	—	343,338	—	336,316	(5,347)	(100,385)	1,402,303	—	(110,257)
Total AFS fixed maturity securities	8,480,515	—	343,338	(88,076)	1,211,186	(174,051)	(392,707)	9,380,205	—	(381,772)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,354	—	—	(44,274)	187,661	(75,594)	—	633,147	(73,050)	—
Structured securities	418,774	—	115,882	(31,741)	112,313	(71,337)	—	543,891	(71,865)	—
Total trading fixed maturity securities	984,128	—	115,882	(76,015)	299,974	(146,931)	—	1,177,038	(144,915)	—
Equity securities	32,937	—	—	—	—	(15,622)	—	17,315	(15,622)	—
Mortgage and other loan receivables	832,674	—	—	—	110,878	(73,077)	—	870,475	(62,650)	—
Other investments	1,603,345	—	—	—	2,569,112	81,416	—	4,253,873	32,580	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(64,129)	—	(21,954)	—	—
Reinsurance recoverable	1,293,791	—	—	—	(16,728)	(207,566)	—	1,069,497	—	—
Total Assets - Insurance	$13,259,130	$—	$459,220	$(164,091)	$4,184,857	$(599,960)	$(392,707)	$16,746,449	$(190,607)	$(381,772)

Total	$58,052,254	$655,303	$459,220	$(391,796)	$10,819,996	$(1,638,876)	$(397,175)	$67,558,926	$(1,840,513)	$(381,772)

	Three Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$19,023,638	$—	$—	$(75,554)	$1,636,915	$1,159,950	$—	$21,744,949	$1,094,045	$—
Credit	9,931,511	—	—	—	317,956	(56,665)	7,809	10,200,611	(15,427)	7,809
Real Assets	8,717,571	(174,658)	—	—	2,454,477	635,794	—	11,633,184	609,092	—
Equity Method - Other	1,067,844	—	—	—	(75,143)	16,167	—	1,008,868	(22,455)	—
Other Investments	2,971,242	—	—	—	105,878	91,797	—	3,168,917	76,256	—
Other Derivatives	1,875	—	—	—	13,152	(14,984)	—	43	(14,984)	—
Total Assets - Asset Management	$41,713,681	$(174,658)	$—	$(75,554)	$4,453,235	$1,832,059	$7,809	$47,756,572	$1,726,527	$7,809

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$4,018,174	$—	$48,093	$(29,400)	$785,992	$—	$19,444	$4,842,303	$—	$1,236
Structured securities	175,936	—	16,309	—	2,460	—	2,282	196,987	—	1,682
Total AFS fixed maturity securities	4,194,110	—	64,402	(29,400)	788,452	—	21,726	5,039,290	—	2,918
Trading fixed maturity securities:
Corporate fixed maturity securities	1,009,357	—	—	—	368,624	6,984	—	1,384,965	4,926	—
Structured securities	20,939	—	15,744	—	44,233	84	—	81,000	1,131	—
Total trading fixed maturity securities	1,030,296	—	15,744	—	412,857	7,068	—	1,465,965	6,057	—
Equity securities	97,029	—	—	—	(90,855)	22,689	—	28,863	(10,074)	—
Mortgage and other loan receivables	1,224,789	—	—	—	58,303	5,386	—	1,288,478	2,047	—
Other investments	491,635	—	—	—	(33,619)	337,212	—	795,228	(22,496)	—
Funds withheld receivable at interest	78,450	—	—	—	(437)	2,480	—	80,493	—	—
Reinsurance recoverable	1,288,097	—	—	—	—	37,390	—	1,325,487	—	—
Total Assets - Insurance	$8,404,406	$—	$80,146	$(29,400)	$1,134,701	$412,225	$21,726	$10,023,804	$(24,466)	$2,918

Total	$50,118,087	$(174,658)	$80,146	$(104,954)	$5,587,936	$2,244,284	$29,535	$57,780,376	$1,702,061	$10,727

	Nine Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$5,034	$(504,112)	$1,853,614	$5,155,509	$—	$21,744,949	$5,011,447	$—
Credit	9,172,848	(1,021)	86,135	—	875,871	59,611	7,167	10,200,611	134,588	7,167
Real Assets	5,924,575	(174,658)	17,567	—	4,503,849	1,361,851	—	11,633,184	1,293,618	—
Equity Method - Other	1,014,378	—	—	(22,601)	(237,737)	254,828	—	1,008,868	215,103	—
Other Investments	2,341,981	(2,879)	—	(115,274)	380,337	564,752	—	3,168,917	616,584	—
Other Derivatives	6,668	—	—	—	23,762	(30,387)	—	43	(30,387)	—
Total Assets - Asset Management	$33,695,354	$(178,558)	$108,736	$(641,987)	$7,399,696	$7,366,164	$7,167	$47,756,572	$7,240,953	$7,167

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$3,504,578	$—	$76,277	$(38,610)	$1,298,035	$—	$2,023	$4,842,303	$—	$(9,447)
Structured securities	197,970	—	16,309	—	(17,047)	—	(245)	196,987	—	1,652
Total AFS fixed maturity securities	3,702,548	—	92,586	(38,610)	1,280,988	—	1,778	5,039,290	—	(7,795)
Trading fixed maturity securities:
Corporate fixed maturity securities	676,650	—	—	—	705,027	3,288	—	1,384,965	604	—
Structured securities	14,661	—	15,744	—	50,208	387	—	81,000	1,337	—
Total trading fixed maturity securities	691,311	—	15,744	—	755,235	3,675	—	1,465,965	1,941	—
Equity securities	66,660	—	—	—	(90,855)	53,058	—	28,863	20,295	—
Mortgage and other loan receivables	928,673	—	—	—	348,098	11,707	—	1,288,478	9,814	—
Other investments	437,275	—	5,003	—	(20,693)	373,643	—	795,228	13,510	—
Funds withheld receivable at interest	—	—	—	—	152	80,341	—	80,493	—	—
Reinsurance recoverable	—	—	—	—	—	1,325,487	—	1,325,487	—	—
Total Assets - Insurance	$5,826,467	$—	$113,333	$(38,610)	$2,272,925	$1,847,911	$1,778	$10,023,804	$45,560	$(7,795)

Total	$39,521,821	$(178,558)	$222,069	$(680,597)	$9,672,621	$9,214,075	$8,945	$57,780,376	$7,286,513	$(628)

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$2,387,838	$—	$(136,605)	$—	$2,251,233	$3,444,454	$—	$(515,061)	$—	$2,929,393
Credit	787,194	—	(64,068)	(40,608)	682,518	1,561,070	—	(1,111,399)	(325,621)	124,050
Real Assets	372,844	—	(336,859)	(50,388)	(14,403)	4,750,162	—	(1,619,661)	(50,388)	3,080,113
Equity Method - Other	177	—	(833)	—	(656)	612,343	—	(6,858)	—	605,485
Other Investments	41,445	—	(97,232)	—	(55,787)	271,005	—	(396,707)	—	(125,702)
Other Derivatives	—	—	(33,907)	—	(33,907)	55,707	—	(33,907)	—	21,800
Total Assets - Asset Management	$3,589,498	$—	$(669,504)	$(90,996)	$2,828,998	$10,694,741	$—	$(3,683,593)	$(376,009)	$6,635,139

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$844,913	$—	$(29,842)	$(688,839)	$126,232	$2,441,634	$—	$(158,346)	$(1,408,418)	$874,870
Structured securities	176,822	—	(13)	(26,422)	150,387	531,082	—	(13)	(194,753)	336,316
Total AFS fixed maturity securities	1,021,735	—	(29,855)	(715,261)	276,619	2,972,716	—	(158,359)	(1,603,171)	1,211,186
Trading fixed maturity securities:
Corporate fixed maturity securities	31,633	—	(5)	(38,394)	(6,766)	250,288	—	(606)	(62,021)	187,661
Structured securities	93	—	(4,700)	(5,127)	(9,734)	195,887	—	(4,700)	(78,874)	112,313
Total trading fixed maturity securities	31,726	—	(4,705)	(43,521)	(16,500)	446,175	—	(5,306)	(140,895)	299,974
Mortgage and other loan receivables	3,456	—	—	(20,988)	(17,532)	236,734	—	(7,302)	(118,554)	110,878
Other investments	560,855	—	(279,384)	—	281,471	3,122,881	—	(553,769)	—	2,569,112
Funds withheld receivable at interest	—	—	—	—	—	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	(3,626)	(3,626)	—	—	—	(16,728)	(16,728)
Total Assets - Insurance	$1,617,772	$—	$(313,944)	$(783,396)	$520,432	$6,778,506	$10,435	$(724,736)	$(1,879,348)	$4,184,857

Total	$5,207,270	$—	$(983,448)	$(874,392)	$3,349,430	$17,473,247	$10,435	$(4,408,329)	$(2,255,357)	$10,819,996

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$1,768,420	$—	$(131,505)	$—	$1,636,915	$2,147,332	$—	$(293,718)	$—	$1,853,614
Credit	1,895,171	—	(1,579,340)	2,125	317,956	4,476,350	—	(3,440,035)	(160,444)	875,871
Real Assets	2,983,593	—	(529,116)	—	2,454,477	5,541,325	—	(1,037,476)	—	4,503,849
Equity Method - Other	7,201	—	(82,344)	—	(75,143)	21,800	—	(259,537)	—	(237,737)
Other Investments	257,463	—	(151,585)	—	105,878	588,865	—	(208,528)	—	380,337
Other Derivatives	13,152	—	—	—	13,152	23,762	—	—	—	23,762
Total Assets - Asset Management	$6,925,000	$—	$(2,473,890)	$2,125	$4,453,235	$12,799,434	$—	$(5,239,294)	$(160,444)	$7,399,696

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$2,155,228	$—	$(13,846)	$(1,355,390)	$785,992	$4,072,144	$—	$(48,073)	$(2,726,036)	$1,298,035
Structured securities	4,218	—	—	(1,758)	2,460	4,289	—	—	(21,336)	(17,047)
Total AFS fixed maturity securities	2,159,446	—	(13,846)	(1,357,148)	788,452	4,076,433	—	(48,073)	(2,747,372)	1,280,988
Trading fixed maturity securities:
Corporate fixed maturity securities	370,488	—	(623)	(1,241)	368,624	710,446	—	(623)	(4,796)	705,027
Structured securities	44,594	—	—	(361)	44,233	52,735	—	—	(2,527)	50,208
Total trading fixed maturity securities	415,082	—	(623)	(1,602)	412,857	763,181	—	(623)	(7,323)	755,235
Equity securities	—	—	(83,864)	(6,991)	(90,855)	—	—	(83,864)	(6,991)	(90,855)
Mortgage and other loan receivables	65,517	—	(6,541)	(673)	58,303	380,555	—	(22,200)	(10,257)	348,098
Other investments	25,000	—	(58,619)	—	(33,619)	37,926	—	(58,619)	—	(20,693)
Funds withheld receivable at interest	—	(437)	—	—	(437)	—	152	—	—	152
Total Assets - Insurance	$2,665,045	$(437)	$(163,493)	$(1,366,414)	$1,134,701	$5,258,095	$152	$(213,379)	$(2,771,943)	$2,272,925

Total	$9,590,045	$(437)	$(2,637,383)	$(1,364,289)	$5,587,936	$18,057,529	$152	$(5,452,673)	$(2,932,387)	$9,672,621

	Three Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$95,798	$—	$—	$—	$—	$12,397	$—	$108,195	$12,397
Total Liabilities - Asset Management	$95,798	$—	$—	$—	$—	$12,397	$—	$108,195	$12,397

Insurance
Policy liabilities	$454,034	$—	$—	$—	$—	$(36,171)	$—	$417,863	$—
Closed block policy liabilities	1,135,909	—	—	—	(4,396)	(34,741)	(294)	1,096,478	—
Funds withheld payable at interest	(2,583,191)	—	—	—	—	(836,395)	—	(3,419,586)	—
Embedded derivative – indexed universal life products	341,846	—	—	—	(25)	(25,932)	—	315,889	—
Embedded derivative – annuity products	1,429,394	—	—	—	214,455	(171,035)	—	1,472,814	—
Total Liabilities - Insurance	$777,992	$—	$—	$—	$210,034	$(1,104,274)	$(294)	$(116,542)	$—

Total	$873,790	$—	$—	$—	$210,034	$(1,091,877)	$(294)	$(8,347)	$12,397

	Nine Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$(4,728)	$48,647	$—	$108,195	$48,647
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$(4,728)	$48,647	$—	$108,195	$48,647

Insurance
Policy liabilities	$519,454	$—	$—	$—	$—	$(101,591)	$—	$417,863	$—
Closed block policy liabilities	1,350,224	—	—	—	(17,368)	(241,820)	5,442	1,096,478	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(3,380,530)	—	(3,419,586)	—
Embedded derivative – indexed universal life products	557,276	—	—	—	2,993	(244,380)	—	315,889	—
Embedded derivative – annuity products	1,983,949	—	—	—	480,121	(991,256)	—	1,472,814	—
Total Liabilities - Insurance	$4,361,412	$—	$—	$—	$476,181	$(4,959,577)	$5,442	$(116,542)	$—

Total	$4,425,688	$—	$—	$—	$471,453	$(4,910,930)	$5,442	$(8,347)	$48,647

	Three Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$40,050	$—	$—	$—	$—	$10,860	$—	$50,910	$10,860
Total Liabilities - Asset Management	$40,050	$—	$—	$—	$—	$10,860	$—	$50,910	$10,860

Insurance
Policy liabilities	$548,377	$—	$—	$—	$—	$(3,548)	$—	$544,829	$—
Closed block policy liabilities	1,341,262	—	—	—	—	32,941	710	1,374,913	—
Funds withheld payable at interest	55,172	—	—	—	—	(91,927)	—	(36,755)	—
Embedded derivative – indexed universal life products	495,353	—	—	—	108	(5,448)	—	490,013	—
Embedded derivative – annuity products	1,521,447	—	—	—	81,926	49,341	—	1,652,714	—
Total Liabilities - Insurance	$3,961,611	$—	$—	$—	$82,034	$(18,641)	$710	$4,025,714	$—

Total	$4,001,661	$—	$—	$—	$82,034	$(7,781)	$710	$4,076,624	$10,860

	Nine Months Ended September 30, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$628	$3,942	$—	$50,910	$3,942
Total Liabilities - Asset Management	$46,340	$—	$—	$—	$628	$3,942	$—	$50,910	$3,942

Insurance
Policy liabilities	$637,800	$—	$—	$—	$—	$(92,971)	$—	$544,829	$—
Closed block policy liabilities	1,395,746	—	—	—	—	(22,205)	1,372	1,374,913	—
Funds withheld payable at interest	59,230	—	—	—	—	(95,985)	—	(36,755)	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(393)	103,660	—	490,013	—
Embedded derivative – annuity products	1,024,601	—	—	—	208,027	420,086	—	1,652,714	—
Total Liabilities - Insurance	$3,504,123	$—	$—	$—	$207,634	$312,585	$1,372	$4,025,714	$—

Total	$3,550,463	$—	$—	$—	$208,262	$316,527	$1,372	$4,076,624	$3,942

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$9,400	$(9,400)	$—	$26,490	$(31,218)	$(4,728)
Total Liabilities - Asset Management	$9,400	$(9,400)	$—	$26,490	$(31,218)	$(4,728)

Insurance
Closed block policy liabilities	$—	$(4,396)	$(4,396)	$—	$(17,368)	$(17,368)
Funds withheld payable at interest	—	—	—	10,435	—	10,435
Embedded derivative – indexed universal life products	5,687	(5,712)	(25)	18,063	(15,070)	2,993
Embedded derivative – annuity products	214,455	—	214,455	480,121	—	480,121
Total Liabilities - Insurance	$220,142	$(10,108)	$210,034	$508,619	$(32,438)	$476,181

Total	$229,542	$(19,508)	$210,034	$535,109	$(63,656)	$471,453

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$11,319	$(11,319)	$—	$12,486	$(11,858)	$628
Total Liabilities - Asset Management	$11,319	$(11,319)	$—	$12,486	$(11,858)	$628

Insurance
Embedded derivative – indexed universal life products	$4,775	$(4,667)	$108	$14,853	$(15,246)	$(393)
Embedded derivative – annuity products	81,926	—	81,926	208,027	—	208,027
Total Liabilities - Insurance	$86,701	$(4,667)	$82,034	$222,880	$(15,246)	$207,634

Total	$98,020	$(15,986)	$82,034	$235,366	$(27,104)	$208,262

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

The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of September 30, 2022. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value September 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$25,073,296

Private Equity	$22,354,498	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.5%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	29.0%	0.0% - 75.0%	(4)
			Weight Ascribed to Discounted Cash Flow	68.2%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	2.8%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.8x	7.6x - 52.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	14.9x	6.8x - 30.0x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.9%	6.3% - 13.9%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.1x	6.0x - 27.6x	Increase

Level III Assets	Fair Value September 30, 2022		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,718,798		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	8.6%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	28.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	0.0%	0.0% - 5.0%	(5)
				Weight Ascribed to Milestones	71.3%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	76.0%	60.0% - 80.0%	Increase
				Downside	4.8%	0.0% - 25.0%	Decrease
				Upside	19.2%	10.0% - 25.0%	Increase

Credit	$5,444,839		Yield Analysis	Yield	10.8%	7.0% - 48.1%	Decrease
				Net Leverage	6.2x	0.1x - 31.5x	Decrease
				EBITDA Multiple	12.6x	0.3x - 33.0x	Increase

Real Assets	$15,586,048

Energy	$1,751,872		Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	43.4%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	56.6%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.5x	4.5x - 4.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	5.1x	3.3x - 5.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.7%	12.4% - 14.4%	Decrease
				Average Price Per BOE (8)	$49.79	$45.69 - $65.78	Increase

Infrastructure	$5,565,903		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.9%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	84.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	13.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/Forward EBITDA Multiple	13.4x	10.5x - 17.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.9%	5.1% - 9.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.2x	1.4x - 14.6x	Increase

Real Estate	$8,268,273		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	23.3%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	74.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	2.6%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	4.8%	2.1% - 7.5%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.2%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,561,621		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	40.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	18.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	40.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	19.1x	4.5x - 42.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	16.2x	3.3x - 33.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.8%	6.3% - 17.8%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	19.4x	6.0x - 42.0x	Increase

Other Investments	$3,133,423	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	11.0%	9.4% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	26.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	48.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	25.5%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.6x	4.8x - 24.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.8x	7.2x - 21.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.3%	6.2% - 44.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.4x	5.5x - 18.3x	Increase

Level III Assets	Fair Value September 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE

Corporate fixed maturity securities	$1,722,501	Discounted cash flow	Discount Spread	3.12%	—% - 5.87%	Decrease

Structured securities	$103,539	Discounted cash flow	Discount Spread	3.53%	3.10% - 6.27%	Decrease
			Constant Prepayment Rate	7.34%	5.00% - 15.00%	Increase/Decrease
			Constant Default Rate	1.18%	1.00% - 2.50%	Decrease
			Loss Severity		100%	Decrease

Other investments	$2,434,881	Direct capitalization	Current Capitalization Rate		5.43%	Decrease
			Vacancy rate	3.32%	—% - 5.00%	Decrease
		Discounted cash flow	Yield		8%	Decrease
			Rate	6.42%	5.25% - 6.70%	Decrease
			Terminal capitalization rate	5.13%	3.95% - 5.50%	Decrease

Funds withheld receivable at interest	$(21,954)	Discounted cash flow	Duration/Weighted Average Life	8.43 years	0.0 years - 20.5 years	Increase
			Contractholder Persistency	7.17%	3.80% - 16.50%	Increase
			Nonperformance Risk		0.65% - 1.90%	Decrease

Reinsurance recoverable	$1,069,497	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased from 2.00% to 2.50%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
			Cost of capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase
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

Level III Liabilities	Fair Value September 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$108,195	Yield Analysis	Yield	9.6%	6.2% - 12.5%	Decrease

INSURANCE

Policy liabilities	$417,863	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate		0.65% - 2.66%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate		3.48% - 6.67%	Increase
			Mortality Rate		3.65% - 9.08%	Increase

Closed block policy liabilities	$1,096,478	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption		The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased from 2.00% to 2.50%.	Increase
		Nonperformance Risk			0.65% - 1.90%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital		3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase

Funds withheld payable at interest	$(3,419,586)	Discounted cash flow	Duration/Weighted Average Life	8.5 years	0.0 years - 17.4 years	Decrease
			Contractholder Persistency	7.17%	3.80% - 16.50%	Decrease
			Nonperformance Risk		0.65% - 1.90%	Decrease

Embedded derivative – indexed universal life products	$315,889	Policy persistency is a significant unobservable input.	Lapse Rate		3.41%	Decrease
			Mortality Rate		0.71%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.65%	Increase
			Nonperformance Risk		0.65% - 1.90%	Decrease

Level III Liabilities	Fair Value September 30, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Embedded derivative – annuity products	$1,472,814	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	4.00%		Decrease
			Variable annuity	4.27%	2.43% - 32.35%	Decrease
			Surrender Rate:
			Fixed-indexed annuity	10.26%		Decrease
			Variable annuity		3.41% - 42.95%	Decrease
			Mortality Rate:
			Fixed-indexed annuity	2.18%		Decrease
			Variable annuity		1.43% - 7.68%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.58%		Increase
			Fixed-indexed annuity	2.14%		Increase
			Variable annuity	n/a
			Nonperformance Risk		0.65% - 1.90%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of September 30, 2022 and December 31, 2021:

		Fair Value Hierarchy
As of September 30, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$34,549,619	$—	$—	$32,435,175	$32,435,175
Policy loans	812,844	—	—	730,492	730,492
FHLB common stock and other investments	171,759	—	—	171,759	171,759
Funds withheld receivables at interest	2,915,739	—	2,915,739	—	2,915,739
Cash and cash equivalents	4,147,146	4,147,146	—	—	4,147,146
Restricted cash and cash equivalents	369,834	369,834	—	—	369,834
Total financial assets	$42,966,941	$4,516,980	$2,915,739	$33,337,426	$40,770,145
Financial liabilities:
Insurance
Other contractholder deposit funds	$37,406,920	$—	$35,208,420	$—	$35,208,420
Supplementary contracts without life contingencies	12,326	—	—	12,524	12,524
Funding agreements	2,465,414	—	—	2,398,436	2,398,436
Funds withheld payables at interest	24,483,163	—	24,483,163	—	24,483,163
Debt obligations	1,920,906	—	—	1,488,346	1,488,346
Securities sold under agreements to repurchase	779,469	—	779,469	—	779,469
Total financial liabilities	$67,068,198	$—	$60,471,052	$3,899,306	$64,370,358

		Fair Value Hierarchy
As of December 31, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$28,044,085	$—	$—	$28,645,675	$28,645,675
Policy loans	765,310	—	—	754,530	754,530
FHLB common stock and other investments	171,842	—	—	171,842	171,842
Funds withheld receivables at interest	2,967,708	—	2,967,708	—	2,967,708
Cash and cash equivalents	3,391,934	3,391,934	—	—	3,391,934
Restricted cash and cash equivalents	300,404	300,404	—	—	300,404
Total financial assets	$35,641,283	$3,692,338	$2,967,708	$29,572,047	$36,232,093
Financial liabilities:
Insurance
Other contractholder deposit funds	$30,295,965	$—	$28,419,520	$—	$28,419,520
Supplementary contracts without life contingencies	31,118	—	—	31,311	31,311
Funding agreements	2,566,410	—	—	2,549,494	2,549,494
Funds withheld payables at interest	23,509,744	—	23,509,744	—	23,509,744
Debt obligations	1,908,006	—	—	1,953,631	1,953,631
Securities sold under agreements to repurchase	300,446	—	300,446	—	300,446
Total financial liabilities	$58,611,689	$—	$52,229,710	$4,534,436	$56,764,146

11. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2022	December 31, 2021
Assets
Asset Management
Credit	$1,012,948	$2,019,229
Investments of Consolidated CFEs	21,500,342	22,076,809
Real Assets	201,989	182,858
Equity Method - Other	2,907,308	1,601,515
Other Investments	87,370	197,675
Total Asset Management	$25,709,957	$26,078,086
Insurance
Mortgage and other loan receivables	$870,475	$832,674
Other investments	184,410	147,811
Reinsurance recoverable	1,069,497	1,293,791
Total Insurance	$2,124,382	$2,274,276

Total Assets	$27,834,339	$28,352,362

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$21,118,566	$21,271,084
Total Asset Management	$21,118,566	$21,271,084
Insurance
Policy liabilities	$1,514,341	$1,869,678
Total Insurance	$1,514,341	$1,869,678

Total Liabilities	$22,632,907	$23,140,762

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(33,528)	$(8,923)	$(42,451)	$19,414	$7,639	$27,053
Investments of Consolidated CFEs	(29,402)	30,765	1,363	23,198	(15,013)	8,185
Real Assets	—	(5,084)	(5,084)	391	7,591	7,982
Equity Method - Other	17,381	(108,899)	(91,518)	293,819	(263,841)	29,978
Other Investments	644	(2,098)	(1,454)	11,175	1,062	12,237
Total Asset Management	$(44,905)	$(94,239)	$(139,144)	$347,997	$(262,562)	$85,435
Insurance
Mortgage and other loan receivables	$—	$(17,086)	$(17,086)	$—	$3,613	$3,613
Other investments	—	1,554	1,554	—	317,542	317,542
Total Insurance	$—	$(15,532)	$(15,532)	$—	$321,155	$321,155

Total Assets	$(44,905)	$(109,771)	$(154,676)	$347,997	$58,593	$406,590

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$—	$(78,168)	$(78,168)	$10,278	$(10,437)	$(159)
Total Asset Management	$—	$(78,168)	$(78,168)	$10,278	$(10,437)	$(159)
Insurance
Policy liabilities	$—	$43,578	$43,578	$—	$(3,463)	$(3,463)
Total Insurance	$—	$43,578	$43,578	$—	$(3,463)	$(3,463)

Total Liabilities	$—	$(34,590)	$(34,590)	$10,278	$(13,900)	$(3,622)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(95,485)	$(24,674)	$(120,159)	$1,573	$15,543	$17,116
Investments of Consolidated CFEs	(26,248)	(1,713,464)	(1,739,712)	44,954	173,775	218,729
Real Assets	85	19,131	19,216	566	18,448	19,014
Equity Method - Other	19,562	(279,790)	(260,228)	368,931	(71,179)	297,752
Other Investments	6,766	(8,647)	(1,881)	16,581	17,627	34,208
Total Asset Management	$(95,320)	$(2,007,444)	$(2,102,764)	$432,605	$154,214	$586,819
Insurance
Mortgage and other loan receivables	$—	$(70,881)	$(70,881)	$—	$9,443	$9,443
Other investments	—	39,385	39,385	—	353,112	353,112
Total Insurance	$—	$(31,496)	$(31,496)	$—	$362,555	$362,555

Total Assets	$(95,320)	$(2,038,940)	$(2,134,260)	$432,605	$516,769	$949,374

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(785)	$1,477,514	$1,476,729	$9,740	$(82,107)	(72,367)
Total Asset Management	$(785)	$1,477,514	$1,476,729	$9,740	$(82,107)	$(72,367)
Insurance
Policy liabilities	$—	$87,635	$87,635	$—	$(89,184)	$(89,184)
Total Insurance	$—	$87,635	$87,635	$—	$(89,184)	$(89,184)

Total Liabilities	$(785)	$1,565,149	$1,564,364	$9,740	$(171,291)	$(161,551)

12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS

The following reflects the changes to the deferred policy acquisition costs ("DAC") asset:

	Nine Months Ended September 30,
	2022	2021
Balance, as of beginning of period	$447,886	$—
Acquisition/reinsurance	—	51,322
Deferrals	361,864	259,203
Amortized to expense during the period(1)	(69,104)	(13,016)
Adjustment for unrealized investment-related losses (gains) during the period	(17,848)	4,907
Balance, as of end of period	$722,798	$302,416

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the value of business acquired ("VOBA") asset:

	Nine Months Ended September 30,
	2022	2021
Balance, as of beginning of period	$959,263	$1,024,520
Amortized to expense during the period(1)	(49,978)	(47,866)
Balance, as of end of period	$909,285	$976,654

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the negative VOBA liability:

	Nine Months Ended September 30,
	2022	2021
Balance, as of beginning of period	$1,118,716	$1,273,414
Amortized to expense during the period(1)	(105,389)	(118,291)
Balance, as of end of period	$1,013,327	$1,155,123

(1)     These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

The following reflects the changes to the unearned revenue reserve ("URR") and unearned front-end load ("UFEL):

	Nine Months Ended September 30,
	2022	2021
Balance, as of beginning of period	$33,603	$—
Deferrals	52,563	41,000
Amortized to expense during the period(1)	(17,965)	(1,302)
Adjustment for unrealized investment-related gains during the period	(68,201)	(4,100)
Balance, as of end of period	$—	$35,598

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

The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	September 30, 2022	December 31, 2021
Policy liabilities:
Direct	$70,525,068	$67,131,818
Assumed	65,208,800	59,388,226
Total policy liabilities	135,733,868	126,520,044
Ceded(1)	(26,107,505)	(25,035,228)
Net policy liabilities	$109,626,363	$101,484,816

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

	As of September 30, 2022			As of December 31, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$38,059	$—	$38,059	$7,911	$—	$7,911
A+	1,813,199	—	1,813,199	1,989,426	—	1,989,426
A	2,581,882	—	2,581,882	2,652,286	—	2,652,286
A-	5,475,628	4,318,794	1,156,834	5,645,633	5,166,559	479,074
B++	51,917	—	51,917	33,410	—	33,410
B+	—	—	—	1,122	—	1,122
B	—	—	—	9,227	—	9,227
B-	(207)	—	—	1,274	—	1,274
Not rated(5)	19,214,936	16,744,782	2,470,154	17,698,613	18,323,795	—
Total	$29,175,414	$21,063,576	$8,112,045	$28,038,902	$23,490,354	$5,173,730

(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $115.0 million and $8.4 million as of September 30, 2022 and December 31, 2021, respectively, held against reinsurance recoverable.
(5)Includes $19.2 billion and $17.7 billion as of September 30, 2022 and December 31, 2021, respectively, associated with cessions to Ivy Re Limited and Ivy Re II Limited (the “Ivy Vehicles”), which are co-investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of September 30, 2022 and December 31, 2021, Global Atlantic had $2.9 billion and $3.0 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts, respectively. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net premiums:
Direct	$21,236	$28,509	$85,842	$74,959
Assumed(1)	829,585	1,908,614	1,533,459	3,778,810
Ceded	(370,359)	(962,220)	(992,197)	(2,154,857)
Net premiums	$480,462	$974,903	$627,104	$1,698,912

(1)Includes related party activity of $— million and $8.7 million for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Policy fees:
Direct	$237,755	$233,029	$723,590	$614,910
Assumed(1)	99,204	77,694	268,719	210,411
Ceded	(16,753)	(342)	(27,960)	(995)
Net policy fees	$320,206	$310,381	$964,349	$824,326

(1)Includes related party activity of $— million and $6.2 million for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net policy benefits and claims:
Direct	$429,511	$554,134	$695,543	$1,996,642
Assumed(1)	1,146,895	2,254,670	2,180,471	3,987,189
Ceded	(488,675)	(1,111,758)	(1,107,630)	(2,390,268)
Net policy benefits and claims	$1,087,731	$1,697,046	$1,768,384	$3,593,563

(1)Includes related party activity of $— million and $76.2 million for the three and nine months ended September 30, 2021, respectively.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $24.3 billion and $23.4 billion of collateral in the form of funds withheld payable on behalf of our reinsurers as of September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, reinsurers held collateral of $1.3 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of September 30, 2022 and December 31, 2021, these trusts held in excess of the $59.7 billion and $55.2 billion of assets it is required to hold in order to support reserves of $61.6 billion and $55.8 billion, respectively. Of the cash held in trust, Global Atlantic classified $76.2 million and $149.3 million as restricted as of September 30, 2022 and December 31, 2021, respectively.

14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK

For the three and nine months ended September 30, 2022 and 2021, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$(91,646)	$1,131,354	$(993,350)	$4,053,271
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	17,250	—	51,750
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$(91,646)	$1,148,604	$(993,350)	$4,105,021

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	859,833,444	583,030,506	711,908,107	580,742,033
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$(0.11)	$1.94	$(1.40)	$6.98

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	859,833,444	583,030,506	711,908,107	580,742,033
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	—	27,562,994	—	22,055,422
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	26,822,600	—	26,822,600
Weighted Average Shares of Common Stock Outstanding - Diluted	859,833,444	637,416,100	711,908,107	629,620,055
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$(0.11)	$1.80	$(1.40)	$6.52
(1)    For the three and nine months ended September 30, 2022 , the impact of Series C Mandatory Convertible Preferred Stock is excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such shares would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the three and nine months ended September 30, 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $17.3 million and $51.8 million, respectively, of Series C Mandatory Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)    For the three and nine months ended September 30, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the three and nine months ended September 30, 2021, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

The adoption of ASU 2020-06 in 2022 did not result in a material impact to the calculation of the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted. For three and nine months ended September 30, 2021, the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted was unchanged by the adoption of ASU 2020-06, and there was no impact to previously reported amounts.

Exchangeable Securities

For the three and nine months ended September 30, 2022 and 2021, KKR Holdings units and RHUs (as defined in Note 19—Equity Based Compensation) have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. As of May 31, 2022, there are no outstanding KKR Holdings units. See Note 1 "Organization".

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted Average KKR Holdings Units	—	271,027,751	143,082,708	272,674,225
Weighted Average RHUs	2,465,810	1,222,489	2,102,758	1,128,451
Total	2,465,810	272,250,240	145,185,466	273,802,676

Market Condition Awards
For the three months ended September 30, 2022 and 2021, 17.1 million and 4.7 million, respectively, and for the nine months ended September 30, 2022 and 2021, 17.1 million and 10.4 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation."

15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2022	December 31, 2021
Asset Management
Unsettled Investment Sales (1)	$82,121	$182,267
Receivables	54,314	81,133
Due from Broker (2)	106,228	365,053
Deferred Tax Assets, net (See Note 18)	52,145	85,770
Interest Receivable	170,778	144,221
Fixed Assets, net (3)	843,630	820,143
Foreign Exchange Contracts and Options (4)	1,016,135	590,637
Goodwill (5)	546,144	83,500
Intangible Assets (6)	1,583,876	5,575
Derivative Assets	39,887	491
Prepaid Taxes	198,575	93,296
Prepaid Expenses	59,839	29,290
Operating Lease Right of Use Assets (7)	229,339	228,363
Deferred Financing Costs	17,404	17,953
Other	176,627	158,621
Total Asset Management	$5,177,042	$2,886,313

Insurance
Unsettled Investment Sales(1)	$1,730,201	$941,427
Deferred Tax Assets, net	2,698,280	755,876
Derivative Assets	850,274	1,295,950
Accrued Investment Income	1,078,161	817,486
Goodwill (9)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	280,588	293,824
Operating Lease Right of Use Assets(7)	177,624	160,888
Premiums and Other Account Receivables	113,700	86,524
Other	109,265	96,093
Current Income Tax Recoverable	190,804	103,954
Total Insurance	$7,730,393	$5,053,518

Total Other Assets	$12,907,435	$7,939,831
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $175.4 million and $141.6 million as of September 30, 2022 and December 31, 2021, respectively. Depreciation and amortization expense of $14.2 million and $11.3 million for the three months ended September 30, 2022 and 2021, respectively, and $39.8 million and $33.6 million for the nine months ended September 30, 2022 and 2021, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations.
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
(5)As of September 30, 2022, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. There are approximately $46 million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions").
(6)There are approximately $158 million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions").
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $13.9 million and $11.9 million for the three months ended September 30, 2022 and 2021, respectively, and $39.3 million and $37.1 million for the nine months ended September 30, 2022 and 2021, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended September 30, 2022 and 2021, the operating lease cost was $6.4 million and $3.9 million, respectively, and for the nine months ended September 30, 2022 and 2021, the operating lease cost was $18.2 million and $10.5 million, respectively. Insurance lease right-of-use assets are reported net of $22.5 million and $22.7 million in deferred rent and lease incentives as of September 30, 2022 and December 31, 2021, respectively.
(8)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 15 years. The indefinite life intangible assets are not subject to amortization. For both the three months ended September 30, 2022 and 2021, the amortization expense of definite life intangible assets was $4.4 million, and for the nine months ended September 30, 2022 and 2021, the amortization expense of definite life intangible assets was $13.2 million and $11.8 million, respectively.

(9)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million. The insurance segment reported a negative equity carrying amount as of September 30, 2022 primarily due to unrealized losses on available-for-sale fixed maturity investment portfolio. Global Atlantic does not expect these unrealized losses to be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. KKR evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired.

Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2022	December 31, 2021
Asset Management
Amounts Payable to Carry Pool (1)	$1,998,211	$3,650,312
Unsettled Investment Purchases (2)	426,891	1,315,163
Securities Sold Short (3)	87,894	249,383
Derivative Liabilities	20,249	45,003
Accrued Compensation and Benefits	950,105	210,789
Interest Payable	275,213	162,801
Foreign Exchange Contracts and Options (4)	242,117	319,511
Accounts Payable and Accrued Expenses	236,313	187,564
Taxes Payable	50,831	42,745
Uncertain Tax Positions	57,306	78,226
Unfunded Revolver Commitments	108,195	64,276
Operating Lease Liabilities (5)	233,953	230,995
Deferred Tax Liabilities, net (See Note 18)	1,923,278	900,436
Other Liabilities	524,568	439,693
Total Asset Management	$7,135,124	$7,896,897

Insurance
Unsettled Investment Purchases(2)	$1,500,351	$395,722
Collateral on Derivative Instruments	429,796	1,086,061
Accrued Expenses	603,450	747,237
Securities Sold Under Agreements to Repurchase	779,469	300,446
Derivative Liabilities	974,229	145,163
Accrued Employee Related Expenses	316,293	280,668
Operating Lease Liabilities(5)	198,052	180,574
Tax Payable to Former Parent Company	66,352	74,423
Interest Payable	32,321	12,930
Accounts and Commissions Payable	18,311	26,054
Other Tax Related Liabilities	9,259	14,288
Total Insurance	$4,927,883	$3,263,566

Total Accrued Expenses and Other Liabilities	$12,063,007	$11,160,463
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 13 years, some of which include options to extend the leases for up to 5 years. The weighted average remaining lease terms were 8.9 years and 9.5 years as of September 30, 2022 and December 31, 2021, respectively. The weighted average discount rates were 1.3% and 1.2% as of September 30, 2022 and December 31, 2021, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 6.6 years and 7.8 years as of September 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 3.1% and 2.9% as of September 30, 2022 and December 31, 2021, respectively. The weighted average remaining lease term for land was 26.9 years and 27.9 years as of September 30, 2022 and December 31, 2021, respectively.

16. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain variable interest entities ("VIEs") in which it is determined that KKR is the primary beneficiary. The consolidated VIEs are predominately CLOs and certain investment funds sponsored by KKR. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management fees and performance income. KKR's investment strategies differ for these VIEs; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any. Furthermore, KKR consolidates certain VIEs, which are formed by Global Atlantic to hold investments, including investments in transportation, renewable energy, consumer and other loans and fixed maturity securities.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2022, KKR's commitments to these unconsolidated investment funds were $4.7 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2022. Additionally, Global Atlantic also has unfunded commitments of $24.9 million in relation to other limited partnership interests as of September 30, 2022.
As of September 30, 2022 and December 31, 2021, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2022	December 31, 2021
Investments - Asset Management	$7,032,596	$11,539,945
Due from (to) Affiliates, net	1,160,053	1,046,210
Maximum Exposure to Loss - Asset Management	$8,192,649	$12,586,155

Other Investment in Partnership - Insurance	$214,396	$190,106
Investment in Renewable Partnerships - Insurance	30,146	30,760
Maximum Exposure to Loss - Insurance	$244,542	$220,866

Total Maximum Exposure to Loss	$8,437,191	$12,807,021

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

KKR's Asset Management debt obligations consisted of the following:

		September 30, 2022			December 31, 2021
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		723,067	—	—	728,799	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $173.0 million) 0.509% Notes Due 2023	(4)	—	172,856	172,886	—	216,881	216,818
KKR ¥5 billion (or $34.6 million) 0.764% Notes Due 2025	(4)	—	34,318	34,487	—	43,082	43,452
KKR ¥36.4 billion (or $251.9 million) 1.054% Notes Due 2027	(4)	—	250,529	250,550	—	—	—
KKR €650 million (or $632.5 million) 1.625% Notes Due 2029	(5)	—	626,547	524,289	—	729,048	776,926
KKR $750 million 3.750% Notes Due 2029	(4)	—	744,000	669,000	—	743,333	825,540
KKR ¥4.9 billion (or $33.9 million) 1.244% Notes Due 2029	(4)	—	33,404	33,589	—	—	—
KKR $750 million 4.850% Notes Due 2032	(4)	—	741,433	690,090	—	—	—
KKR ¥6.2 billion (or $42.9 million) 1.437% Notes Due 2032	(4)	—	42,324	42,236	—	—	—
KKR ¥7.5 billion (or $51.9 million) 1.553% Notes Due 2034	(4)	—	51,240	50,743	—	—	—
KKR ¥5.5 billion (or $38.1 million) 1.795% Notes Due 2037	(4)	—	37,457	36,893	—	—	—
KKR ¥10.3 billion (or $71.3 million) 1.595% Notes Due 2038	(4)	—	70,320	66,127	—	88,505	92,198
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	491,927	451,810	—	491,153	661,351
KKR $1.0 billion 5.125% Notes Due 2044 (6)	(4)	—	964,785	836,235	—	951,462	1,237,888
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,686	347,755	—	492,486	535,550
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	736,328	509,665	—	735,905	784,650
KKR $750 million 3.250% Notes Due 2051	(4)	—	739,745	489,195	—	739,481	747,900
KKR $500 million 4.625% Notes Due 2061	(5)	—	486,310	365,600	—	486,044	523,200
KFN $500 million 5.500% Notes Due 2032	(2)	—	495,389	431,939	—	495,025	487,779
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,743	100,094	—	118,654	115,535
KFN $70 million 5.400% Notes Due 2033	(2)	—	69,025	59,197	—	68,957	68,532
KFN Issued Junior Subordinated Notes (3)	(2)	—	237,135	194,404	—	236,138	178,335
		2,973,067	7,636,501	6,356,784	2,478,799	6,636,154	7,295,654

Other Debt Obligations(6)		5,728,978	30,621,332	30,621,332	4,941,755	30,033,601	30,033,601

		$8,702,045	$38,257,833	$36,978,116	$7,420,554	$36,669,755	$37,329,255

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
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 5.3% and 2.6% and the weighted average years to maturity is 14.0 years and 14.8 years as of September 30, 2022 and December 31, 2021, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of September 30, 2022 and December 31, 2021, the borrowing outstanding reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

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

If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is (i) denominated in U.S. dollars and a term rate, it will be based on the term Secured Overnight Financing Rate ("SOFR"), (ii) denominated in euros, it will be based on EURIBOR and (iii) denominated in pounds sterling, it will be based on the Sterling Overnight Interbank Average Rate (SONIA), in each case, plus the applicable margin which ranges initially between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.50% and 1.75% depending on the amount and nature of the loan. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.

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

KKR Corporate Credit Agreement

On September 2, 2022, KKR Group Partnership and Kohlberg Kravis Roberts & Co. L.P. (the "Borrowers") entered into a First Amendment and Lender Joinder Agreement to amend and restate the Second Amended and Restated Credit Agreement, dated as of August 4, 2021 (as amended and restated, the “KKR Corporate Credit Agreement”), by and among the Borrowers, the guarantors from time to time party thereto, the lending institutions from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent. The principal amendments made were to: (i) increase the revolving borrowing limit from $1.0 billion to $1.5 billion, (ii) to replace USD LIBOR rate borrowings with SOFR rate borrowings with certain rate adjustments. Beginning on September 2, 2022, interest on any funded balances will accrue at term SOFR plus a spread ranging from .565% to 1.1%.

As of September 30, 2022, there was no revolving borrowings and no letters of credit outstanding under the KKR Corporate Credit Agreement.

Other Asset Management Debt Obligations

As of September 30, 2022, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$5,728,978	$9,502,766	$9,502,766	4.2%	5.4
Debt Obligations of Consolidated CLOs	—	21,118,566	21,118,566	(2)	10.1
	$5,728,978	$30,621,332	$30,621,332

(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.2 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 3.4%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2022, the fair value of the consolidated CLO assets was $22.4 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	September 30, 2022			December 31, 2021
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$800,000	$200,000	$200,000	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	424,950		500,000	539,350
Global Atlantic senior notes, due June 2031		650,000	476,840		650,000	644,800
Global Atlantic subordinated debentures, due October 2051		750,000	565,650		750,000	761,475
		2,100,000	$1,667,440		1,900,000	$1,945,625
Purchase accounting adjustments(1)		44,063			51,050
Debt issuance costs, net of accumulated amortization		(17,888)			(18,675)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(205,269)			(24,369)
		$1,920,906			$1,908,006

(1)For the three months ended September 30, 2022 and 2021, the amortization of the purchase accounting adjustments was $0.8 million and $0.8 million, respectively, and for the nine months ended September 30, 2022 and 2021, the amortization of the purchase accounting adjustments was $7.0 million and $4.0 million, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Debt Covenants

Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2022. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of September 30, 2022.

Global Atlantic Credit Agreement

On September 23, 2022, Global Atlantic (Fin) Company (“GA FinCo”) amended its Credit Agreement (the "GA Credit Agreement") with Wells Fargo Bank, N.A., as administrative agent, and other lenders thereto. The principal amendments made were to replace LIBOR based interest rates with interest rates based on term SOFR with certain rate adjustments. Beginning on September 30, 2022, interest on any funded balances will accrue at term SOFR plus a spread ranging from 1.225% to 2.100%.
As of September 30, 2022, there was $200 million in revolving borrowings outstanding and no letters of credit outstanding under the GA Credit Agreement.

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
The effective tax rates were (52.6)% and 10.4% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rates were 11.6% and 9.2% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate primarily due to the mix of asset management and insurance income (loss) along with a substantial portion of the reported net income (loss) before taxes is not attributable to KKR but rather is attributable to noncontrolling interests held in KKR’s consolidated entities by KKR's principals or by third parties.
Future realization of deferred tax assets is dependent on KKR generating sufficient taxable income before the tax benefits are expected to expire. KKR considers projections of taxable income in evaluating its ability to utilize those deferred tax assets. In projecting its taxable income, KKR begins with historical results and incorporates assumptions concerning the amount and timing of future pre-tax operating income. Those assumptions require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. As of September 30, 2022, KKR concluded it is more likely than not that its deferred tax assets will be realized and therefore no valuation allowance had been recorded. In addition, as of September 30, 2022, no valuation allowance was recorded for deferred tax assets related to the unrealized losses on available-for-sale securities held by Global Atlantic. Management intends to hold these securities until the recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy and will continue to monitor its position and may make changes to the valuation allowance in future periods as circumstances change.

During the three months ended September 30, 2022, there was no change to KKR’s uncertain tax positions. During the nine months ended September 30, 2022, there was a decrease of $21.2 million to KKR’s uncertain tax positions primarily due to the settlement of state tax audits conducted for the years ended 2010 through 2014.
As a result of the Reorganization Mergers (see Note 1 "Organization"), KKR recorded additional deferred tax liabilities of $1,093 million with a corresponding decrease to Additional Paid-in Capital during the nine months ended September 30, 2022.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA will be effective beginning with the fiscal year 2023, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022. As required under the authoritative guidance of ASC 740, Income Taxes, we reviewed the impact on income taxes due to the change in legislation and concluded there was no impact to the financial statements as of September 30, 2022. KKR is in the process of evaluating the potential future impacts of the IRA, and the Company will continue to review and monitor the issuance of additional guidance from the Internal Revenue Service.

19. EQUITY BASED COMPENSATION
Asset Management

KKR Equity Incentive Plan Awards
For the three months ended September 30, 2022 and 2021, KKR recorded equity based compensation expense of $111.8 million and $73.4 million, respectively, and for the nine months ended September 30, 2022 and 2021, KKR recorded equity based compensation expense of $339.5 million and $199.6 million, respectively. These amounts include for the three months ended September 30, 2022 and 2021, equity based compensation related to our insurance business of $2.2 million and $10.9 million, respectively, and for the nine months ended September 30, 2022 and 2021, equity based compensation related to our insurance business of $6.5 million and $11.4 million, respectively.
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of September 30, 2022, 73,281,459 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units ("RSUs") that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units ("RHUs") that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.

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
As of September 30, 2022, there was approximately $488.7 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.6 years.

A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2022 through September 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	19,307,041	$41.21
Granted	847,666	57.10
Vested	(3,846,900)	33.51
Forfeitures	(444,554)	46.63
Balance, September 30, 2022	15,863,253	$43.77
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

Due to the existence of the service requirement, the vesting period for these Market Condition Awards (other than the Co-CEO awards) is explicit, and as such, compensation expense will be recognized on (i) a straight-line basis over the period from the date of grant through the date the award recipient is required to be employed by KKR and (ii) assumes a forfeiture rate of up to 7% annually based upon expected turnover. The fair value of the awards granted are based on a Monte Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market Condition Awards will not participate in dividends until such awards have met all of their vesting requirements.

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$25.70	$19.87 - $66.80
Closing KKR share price as of valuation date	$43.04	$37.93 - $76.31
Risk Free Rate	0.55%	0.41% - 3.46%
Volatility	28.16%	28.00% - 38.00%
Dividend Yield	1.41%	0.76% - 1.53%
Expected Cost of Equity	10.59%	9.13% - 11.15%
As of September 30, 2022, there was approximately $333.3 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.7 years.

A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2022 through September 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	21,370,847	$25.03
Granted	550,000	51.74
Vested	(175,000)	19.87
Forfeitures	(507,887)	21.21
Balance, September 30, 2022	21,237,960	$25.85
As of September 30, 2022, 19.4 million of these Market Condition awards have met their market price based vesting condition.
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

Due to the existence of the service requirement, the vesting period for these Co-CEO Awards is explicit, and as such, compensation expense will be recognized on a straight-line basis over the period from the date of grant through December 31, 2026 given the derived service period is less than the explicit service period. The fair value of the awards granted are based on a Monte Carlo simulation valuation model. In addition, the grant date fair value assumes that these Co-CEO Awards will not participate in dividends until such awards have met all of their vesting requirements.

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Co-CEO Awards:

Grant Date Fair Value	$48.91
Closing KKR share price as of valuation date	$75.76
Risk Free Rate	1.42%
Volatility	28.0%
Dividend Yield	0.77%
Expected Cost of Equity	9.36%

As of September 30, 2022, there was approximately $616.5 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from October 1, 2022 to December 31, 2026. As of September 30, 2022, none of these Co-CEO awards have met their market price based vesting condition.

KKR Holdings Awards

For the three months ended September 30, 2022 and 2021, KKR recorded equity based compensation expense of $19.5 million and $8.7 million, respectively, and for the nine months ended September 30, 2022 and 2021, KKR recorded equity based compensation expense of $119.8 million and $35.2 million, respectively. The $19.5 million expense for the three months ended September 30, 2022 relates to the remaining 30% of KKR Holdings units that were subject to forfeiture if the Co-CEOs were not employed by KKR on October 1, 2022, as discussed below.
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
Insurance

Global Atlantic recognized $16.4 million and $27.9 million of expense related to equity-based compensation and long-term incentive awards for the three months ended September 30, 2022 and 2021, respectively, and Global Atlantic recognized $53.1 million and $47.1 million of expense related to equity-based compensation and long-term incentive awards for the nine months ended September 30, 2022 and 2021, respectively.

No equity-based compensation costs were capitalized during the three and nine months ended September 30, 2022 and 2021.

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

Global Atlantic recognized $2.2 million and $10.9 million of total equity-based compensation expense for the three months ended September 30, 2022 and 2021 associated with these awards, respectively, and Global Atlantic recognized $6.5 million and $11.4 million of total equity-based compensation expense for the nine months ended September 30, 2022 and 2021 associated with these awards, respectively.

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

Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value, net of a 4% estimated forfeiture rate. Global Atlantic adjusts expense periodically for changes in book value until the awards are settled or forfeited. Expense recognized on forfeited awards is reversed in the period of forfeiture. The table below presents the activity related to book value awards for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Outstanding amount as of beginning of period	$145,000	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	—	89,000
Granted	27,191	57,213
Forfeited	(4,647)	(5,508)
Impact of change in book value on outstanding awards	—	6,597
Vested and issued	(49,405)	(31,086)
Outstanding amount as of end of period	$118,139	$116,216

Global Atlantic recognized $14.2 million and $17.0 million of compensation expense for the three months ended September 30, 2022 and 2021 associated with these awards, respectively, and Global Atlantic recognized $46.6 million and $35.7 million of compensation expense for the nine months ended September 30, 2022 and 2021 associated with these awards, respectively. As of September 30, 2022 and December 31, 2021, the remaining unamortized compensation expenses of $90.0 million and $99.6 million are expected to be recognized over a remaining average period of 2.39 years and 2.67 years, respectively.

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
The aggregate value of the GA Equity Incentive Plan awards at the initial date of grant was $197.0 million, based on the intrinsic value of the book value component at the date of grant ($5.0 million) and the fair value of the market value and AUM components at the date of grant ($192.0 million, collectively), based on the projected growth in value of each component over the 5-year vesting schedule and applying a forfeiture rate of 0%. Expense is remeasured accordingly at each reporting period and adjusted as needed until the awards are forfeited or settled.
During both the three and nine months ended September 30, 2022, 27 incentive units were granted to employees, and 5 and 35 incentive units were forfeited during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, there were approximately 845 and 831 incentive units outstanding under the Plan, respectively.
Global Atlantic recorded compensation expense of $28.0 million and $54.8 million for the three and nine months ended September 30, 2022 related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities, respectively. As of September 30, 2022 and December 31, 2021, there was approximately $98.7 million and $104.1 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 3.34 years and 4.09 years, respectively.

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2022	December 31, 2021
Amounts due from unconsolidated investment funds	$1,204,863	$1,109,769
Amounts due from portfolio companies	165,830	114,514
Due from Affiliates	$1,370,693	$1,224,283
Due to Affiliates consists of:

	September 30, 2022	December 31, 2021
Amounts due to current and former employees under the tax receivable agreement (1)	$400,062	$399,163
Amounts due to unconsolidated investment funds	44,810	63,559
Due to Affiliates	$444,872	$462,722
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

Segment Presentation

The following tables set forth information regarding KKR's segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset Management
Management Fees (1)	$670,534	$559,016	$1,950,389	$1,478,878
Transaction and Monitoring Fees, Net	167,455	249,670	580,794	645,108
Fee Related Performance Revenues	49,924	9,897	71,974	34,760
Fee Related Compensation	(199,780)	(184,224)	(585,748)	(485,760)
Other Operating Expenses	(146,370)	(104,772)	(409,489)	(309,483)
Fee Related Earnings	541,763	529,587	1,607,920	1,363,503
Realized Performance Income	497,860	432,784	1,837,925	1,222,403
Realized Performance Income Compensation	(322,927)	(274,955)	(1,180,990)	(797,965)
Realized Investment Income (2)	284,979	447,565	911,221	1,277,701
Realized Investment Income Compensation	(42,747)	(67,142)	(136,683)	(191,663)
Asset Management Segment Operating Earnings	958,928	1,067,839	3,039,393	2,873,979

Insurance
Net Investment Income (1) (2)	1,054,757	771,982	2,881,567	1,977,383
Net Cost of Insurance	(642,443)	(436,415)	(1,664,664)	(1,076,566)
General, Administrative and Other	(161,242)	(139,489)	(472,795)	(338,325)
Pre-tax Insurance Operating Earnings	251,072	196,078	744,108	562,492
Income Taxes	(44,468)	(9,046)	(125,927)	(63,148)
Net Income Attributable to Noncontrolling Interest	(79,582)	(72,043)	(238,118)	(193,570)
Insurance Segment Operating Earnings	127,022	114,989	380,063	305,774

Total Segment Operating Earnings	$1,085,950	$1,182,828	$3,419,456	$3,179,753

(1) Includes intersegment management fees of $83.0 million and $46.7 million, for the three months ended September 30, 2022 and 2021, respectively, and $211.3 million and $108.5 million for the nine months ended September 30, 2022 and 2021, respectively.

(2) Includes intersegment interest expense and income of $44.0 million and $10.8 million, for the three months ended September 30, 2022 and 2021, respectively, and $104.3 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively.

	As of
	September 30, 2022	September 30, 2021
Segment Assets:
Asset Management	$31,244,274	$31,853,573
Insurance	165,521,042	164,436,876
Total Segment Assets	$196,765,316	$196,290,449

	Three Months Ended September 30,		Nine Months Ended September 30,
Noncash expenses excluded from Segment Operating Earnings	2022	2021	2022	2021
Equity Based Compensation and Other
Asset Management	$109,509	$62,510	$332,986	$188,269
Insurance	41,102	40,086	94,711	64,061
Total Non-cash expenses	$150,611	$102,596	$427,697	$252,330

Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total GAAP Revenues	$1,858,413	$4,483,365	$3,192,500	$12,182,552
Impact of Consolidation and Other	207,822	134,524	593,340	392,883
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	572,863	(1,526,667)	2,442,080	(5,736,707)
Realized Carried Interest	496,494	413,114	1,799,870	1,183,826
Realized Investment Income	284,979	447,565	911,221	1,277,701
Capstone Fees	(20,748)	(25,178)	(55,743)	(66,286)
Expense Reimbursements	(10,733)	(34,857)	(77,612)	(122,642)
Insurance Adjustments:
Net Premiums	(480,462)	(974,903)	(627,104)	(1,698,912)
Policy Fees	(320,206)	(310,381)	(964,349)	(824,326)
Other Income	(35,632)	(31,938)	(102,888)	(82,160)
Investment Gains and Losses	(11,584)	(156,909)	176,559	83,153
Derivative Gains and Losses	184,303	53,179	945,996	47,151
Total Segment Revenues (1)	$2,725,509	$2,470,914	$8,233,870	$6,636,233
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Income (Loss) Before Tax (GAAP)	$(52,153)	$3,660,927	$(1,110,231)	$12,621,574
Impact of Consolidation and Other	97,699	(1,472,312)	(168,246)	(4,985,859)
Interest Expense	83,335	63,446	229,414	185,100
Equity-based compensation - KKR Holdings(1)	19,500	8,764	119,834	35,734
Asset Management Adjustments:
Net Unrealized (Gains) Losses	233,265	(598,304)	1,734,293	(2,890,326)
Unrealized Carried Interest	1,094,782	(911,156)	3,946,182	(3,872,150)
Unrealized Carried Interest Compensation (Carry Pool)	(468,785)	397,449	(1,629,011)	1,667,447
Strategic Corporate Transaction-Related Charges(2)	17,925	7,362	88,129	17,497
Equity-based compensation	50,566	44,488	156,259	138,196
Equity-based compensation - Performance based	58,943	18,022	176,727	50,073
Insurance Adjustments:(3)
Net (Gains) Losses from Investments and Derivatives	(54,585)	(75,241)	(120,033)	183,842
Strategic Corporate Transaction-Related Charges	4,413	3,931	14,120	15,947
Equity-based and Other Compensation	41,102	40,086	94,711	64,061
Amortization of Acquired Intangibles	4,411	4,412	13,235	11,765
Income Taxes	(44,468)	(9,046)	(125,927)	(63,148)
Total Segment Operating Earnings	$1,085,950	$1,182,828	$3,419,456	$3,179,753
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the nine months ended September 30, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered in connection with the acquisition of KJRM and that were settled upon closing in the second quarter of 2022.
(3)Amounts include the portion allocable to noncontrolling interests (~39%).

	As of
	September 30, 2022	September 30, 2021
Total GAAP Assets	$266,248,640	$265,799,650
Impact of Consolidation and Reclassifications	(67,485,113)	(65,946,515)
Carry Pool Reclassifications	(1,998,211)	(3,562,686)
Total Segment Assets	$196,765,316	$196,290,449

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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of October 28, 2022, the remaining amount available under the repurchase program was approximately $78 million.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock repurchased	—	—	5,191,174	2,667,995
Equity awards for common stock retired	—	—	596,437	2,366,447

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
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended September 30, 2022
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$33,664,541	$—	$33,664,541
Net income (loss) attributable to noncontrolling interests (1)	(6,792)	—	(6,792)
Other comprehensive income (loss), net of tax (2)	(815,541)	—	(815,541)
Equity-based and other non-cash compensation	65,179	—	65,179
Capital contributions	3,685,933	—	3,685,933
Capital distributions	(2,143,703)	—	(2,143,703)
Balance at the end of the period	$34,449,617	$—	$34,449,617

	Nine Months Ended September 30, 2022
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$32,043,699	$8,430,866	$40,474,565
Net income (loss) attributable to noncontrolling interests (1)	271,678	(313,019)	(41,341)
Other comprehensive income (loss), net of tax (2)	(3,434,340)	(1,074,414)	(4,508,754)
Exchange of KKR Holdings Units to Common Stock (3)	—	(12,865)	(12,865)
Equity-based and other non-cash compensation	193,907	100,334	294,241
Capital contributions	11,117,981	—	11,117,981
Capital distributions	(5,588,024)	(171,580)	(5,759,604)
Holdings Merger (4)	—	(6,959,322)	(6,959,322)
Change in KKR & Co. Inc.'s Ownership Interest	(155,284)	—	(155,284)
Balance at the end of the period	$34,449,617	$—	$34,449,617

	Three Months Ended September 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$28,402,888	$7,935,515	$36,338,403
Net income (loss) attributable to noncontrolling interests (1)	1,452,730	670,839	2,123,569
Other comprehensive income (loss), net of tax (2)	(54,640)	(31,904)	(86,544)
Equity-based and other non-cash compensation	32,255	8,764	41,019
Capital contributions	3,658,497	—	3,658,497
Capital distributions	(1,981,504)	(49,844)	(2,031,348)
Changes in consolidation	(12,352)	—	(12,352)
Balance at the end of the period	$31,497,874	$8,533,370	$40,031,244

	Nine Months Ended September 30, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	4,889,401	2,425,961	7,315,362
Other comprehensive income (loss), net of tax (2)	(132,351)	(77,377)	(209,728)
Exchange of KKR Holdings Units to Common Stock(3)	—	(122,065)	(122,065)
Equity-based and other non-cash compensation	71,993	35,734	107,727
Capital contributions	9,721,024	25	9,721,049
Capital distributions	(3,734,474)	(241,290)	(3,975,764)
Impact of Acquisition (5)	190,405	—	190,405
Changes in consolidation	(78,840)	—	(78,840)
Balance at the end of the period	$31,497,874	$8,533,370	$40,031,244
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

Net income (loss) attributable to each of KKR & Co. Inc. common stockholders, KKR Holdings prior to the Reorganization Mergers, and holders of exchangeable securities, with the exception of certain tax assets and liabilities that are directly allocable to KKR & Co. Inc., is attributed based on the percentage of the weighted average KKR Group Partnership Units directly or indirectly held by them. However, primarily because of the (i) contribution of certain expenses borne entirely by KKR Holdings prior to the Reorganization Mergers and holders of exchangeable securities, (ii) the periodic exchange of KKR Holdings units for KKR & Co. Inc. common stock pursuant to the exchange agreement prior to the Reorganization Mergers and (iii) the contribution of certain expenses borne entirely by KKR associated with the Equity Incentive Plans, equity allocations shown in the consolidated statement of changes in equity differ from their respective pro rata ownership interests in KKR's net assets.

The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(79,587)	$3,281,645	$(981,395)	$11,459,886
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	1,601	1,519	1,546	2,856
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	(6,792)	1,452,730	271,678	4,889,401
(-) Series A and B Preferred Stock Dividends	—	7,953	—	36,647
(-) Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	51,750	51,750
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	(45,975)	311,745	(313,679)	1,104,628
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$(137,621)	$2,113,938	$(1,620,048)	$7,583,860

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$—	$670,839	$(313,019)	$2,425,961

23. REDEEMABLE NONCONTROLLING INTERESTS

Global Atlantic has redeemable non-controlling interests related to renewable energy entities of approximately $82.1 million and $82.5 million as of September 30, 2022 and December 31, 2021, respectively, as determined by the hypothetical liquidation book value ("HLBV") method, respectively. The estimated redemption value of redeemable non-controlling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable non-controlling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable non-controlling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable non-controlling interests outstanding as of both September 30, 2022 and December 31, 2021, the estimated redemption value that would be due at the respective redemption dates is $5.3 million.
24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of September 30, 2022, KKR had unfunded commitments consisting of $10.7 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of September 30, 2022, these commitments amounted to $655.4 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $2.5 billion and $2.0 billion as of September 30, 2022 and December 31, 2021, respectively. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $23.8 million for current expected credit losses as of September 30, 2022.

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

As of September 30, 2022, approximately $507 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2022 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $203 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of September 30, 2022, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $203 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $2.6 billion, and KKR would be entitled to seek reimbursement of approximately $1.1 billion of that amount from KKR Associates Holdings L.P. KKR will acquire control of KKR Associates Holdings L.P. when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in the Reorganization Agreement), which will occur not later than December 31, 2026.

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
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by Global Atlantic Financial Group Limited ("GAFG"), to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of September 30, 2022, the present value of the remaining amount to be paid is $66.4 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $32.9 million, as of September 30, 2022, with expiration dates between October 2022 to December 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $232.1 million, as of September 30, 2022. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both September 30, 2022 and December 31, 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.

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

KKR (including Global Atlantic) currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, U.S. Department of Justice, U.S. state attorney generals, Financial Industry Regulatory Authority ("FINRA"), the U.K. Financial Conduct Authority, Central Bank of Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against KKR or its personnel. KKR is presently subject to civil investigations and inquiries by the U.S. Department of Justice related to antitrust matters and by the SEC related to business-related electronic communications. KKR is cooperating with these civil investigations and inquiries, and while their outcomes and any related financial impact cannot yet be predicted or reasonably estimated, KKR does not presently believe that they will have a material adverse effect on KKR's financial condition or results of operations.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees expensed associated with these financing arrangements were $5.2 million and $3.5 million for the three months ended September 30, 2022 and 2021, respectively, and total fees expensed associated with these financing arrangements were $15.2 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the total capacity of the financing arrangements with third parties was $2.1 billion and $2.0 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both September 30, 2022 and December 31, 2021.
25. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.155 per share of common stock of KKR & Co. Inc. has been declared and was announced on November 1, 2022. This dividend will be paid on November 29, 2022 to common stockholders of record as of the close of business on November 14, 2022. Holders of exchangeable securities will receive their pro rata share of the distribution from KKR Group Partnership.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and was announced on November 1, 2022 and set aside for payment. This dividend will be paid on December 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on December 1, 2022.

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
    Our asset management business offers a broad range of investment management services to fund investors around the world. As of September 30, 2022, we manage $496 billion of assets for our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 685 private equity investments in portfolio companies with a total transaction value in excess of $690 billion as of September 30, 2022. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2022, Global Atlantic served approximately three million policyholders.

Asset Management

In our asset management business, we have five business lines: (1) Private Equity, (2) Real Assets, (3) Credit and Liquid Strategies, (4) Capital Markets, and (5) Principal Activities.
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
Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of September 30, 2022, approximately 91% of our AUM consists of capital that is not subject to redemption for at least 8 years from inception and what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "Risks Related to Our Business—AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption, or dividends, and termination" in our Annual Report. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.

Asset Management - Private Equity
Through our Private Equity business line, we manage and sponsor a group of what we call traditional private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core equity and growth equity, which includes our impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real asset strategies in addition to our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser, or one of its subsidiaries. As of September 30, 2022, our Private Equity business line had $165.5 billion of AUM.
Asset Management - Real Assets
    Through our Real Assets business line, we manage and sponsor a group of real assets funds that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser, or one of its subsidiaries. As of September 30, 2022, our Real Assets business line had $117.8 billion of AUM.
    The table below presents information as of September 30, 2022, relating to our current private equity and real asset funds for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2022.

	Investment Period (1)		Amount ($ in millions)
	Start Date	End Date	Commitment (2)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (3)	Remaining Fair Value	Gross Accrued Carried Interest

Private Equity Business Line
North America Fund XIII	6/2021	8/2027	$18,400	$14,337	3%	$4,063	$—	$4,063	$4,049	$—
Americas Fund XII	1/2017	6/2021	13,500	1,632	4%	12,366	4,948	11,293	18,804	1,454
North America Fund XI	9/2012	1/2017	8,718	410	3%	9,769	22,579	2,556	3,450	236
2006 Fund (4)	9/2006	9/2012	17,642	247	2%	17,309	36,207	973	1,189	97
Millennium Fund (4)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund VI	3/2022	6/2028	6,904	6,904	11%	—	—	—	—	—
European Fund V	3/2019	2/2022	6,307	1,004	2%	5,372	912	5,213	5,711	211
European Fund IV	12/2014	3/2019	3,510	62	6%	3,577	5,122	1,798	2,322	117
European Fund III (4)	3/2008	3/2014	5,500	140	5%	5,360	10,604	669	91	(28)
European Fund II (4)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	10,424	4%	4,351	41	4,295	4,889	4
Asian Fund III	4/2017	7/2020	9,000	1,616	6%	7,813	5,031	6,548	10,880	810
Asian Fund II	4/2013	4/2017	5,825	5	1%	7,120	6,246	4,074	2,386	(346)
Asian Fund (4)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	16	3
China Growth Fund (4)	11/2010	11/2016	1,010	—	1%	1,010	1,056	330	180	(17)
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	360	7%	1,925	306	1,779	2,414	121
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	22%	666	863	359	1,108	88
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,657	4%	132	—	132	150	—
Health Care Strategic Growth Fund	12/2016	5/2021	1,331	339	11%	1,122	196	1,012	1,552	77
Global Impact Fund II	6/2022	6/2028	1,854	1,854	8%	—	—	—	—	—
Global Impact Fund	2/2019	3/2022	1,242	350	8%	1,042	174	935	1,462	99
Co-Investment Vehicles and Other	Various	Various	18,843	6,791	Various	12,280	7,734	8,614	10,706	1,095
Core Investment Vehicles	Various	Various	24,621	12,148	31%	13,289	828	12,931	20,274	138
Unallocated Commitments (5)	N/A	N/A	4,383	4,383	Various	—	—	—	—	—

Total Private Equity			$185,595	$66,667		$124,291	$134,205	$67,684	$91,673	$4,160

Real Assets Business Line
Energy Income and Growth Fund II	6/2018	3/2022	$994	$—	20%	$1,187	$193	$1,024	$1,702	$43
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	1,024	1,030	696	—
Natural Resources Fund (4)	Various	Various	887	—	Various	887	131	173	44	—
Global Energy Opportunities	Various	Various	915	62	Various	520	185	320	216	—
Global Infrastructure Investors IV	8/2021	8/2027	16,487	12,163	2%	4,385	61	4,369	4,295	9
Global Infrastructure Investors III	6/2018	6/2021	7,151	1,379	4%	6,037	1,521	5,253	5,596	73
Global Infrastructure Investors II	10/2014	6/2018	3,039	127	4%	3,163	4,434	1,206	1,637	46
Global Infrastructure Investors	9/2011	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	5,492	5,492	7%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	1,709	7%	2,367	396	2,117	2,287	43
Diversified Core Infrastructure Fund	12/2020	(6)	8,059	3,550	6%	4,524	155	4,524	4,602	—
Real Estate Partners Americas III	12/2020	1/2025	4,253	1,907	5%	2,401	164	2,327	2,576	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	255	8%	1,901	2,476	585	811	78
Real Estate Partners Americas	5/2013	5/2017	1,229	138	16%	1,021	1,408	93	60	1
Real Estate Partners Europe II	12/2019	3/2024	2,042	760	10%	1,373	254	1,260	1,344	36
Real Estate Partners Europe	9/2015	12/2019	703	119	9%	663	613	292	336	12
Asia Real Estate Partners	6/2019	7/2023	1,682	1,195	15%	490	9	471	659	14
Real Estate Credit Opportunity Partners II	4/2019	6/2022	950	378	5%	595	114	595	599	12
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	394	1,008	1,041	13
Property Partners Americas	12/2019	(6)	2,569	347	19%	2,222	159	2,222	3,083	1
Co-Investment Vehicles and Other	Various	Various	5,663	1,402	Various	4,322	1,740	3,684	3,803	18

Total Real Assets			$71,972	$31,105		$42,090	$17,659	$32,553	$35,387	$399

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
(2)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on September 30, 2022, in the case of uncalled commitments.
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
(6)No pre-determined date of termination.

The table below presents information as of September 30, 2022, relating to the historical performance of certain of our Private Equity and Real Assets business lines investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2022, or acquisitions or disposals of investments, changes in investment values or distributions occurring after that date. However, the information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
($ in millions)
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	36,207	1,189	37,396	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	16	8,744	18.9%	13.7%	2.2
European Fund III (2008)	5,500	5,360	10,604	91	10,695	16.4%	11.3%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,056	180	1,236	5.1%	1.1%	1.2
Natural Resources Fund (2010)	887	887	131	44	175	(24.5)%	(26.2)%	0.2
Global Infrastructure Investors (2011)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	9,769	22,579	3,450	26,029	24.4%	19.8%	2.7
Asian Fund II (2013)	5,825	7,120	6,246	2,386	8,632	5.7%	4.1%	1.2
Real Estate Partners Americas (2013)	1,229	1,021	1,408	60	1,468	16.3%	11.5%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	1,024	696	1,720	(4.5)%	(7.0)%	0.9
Global Infrastructure Investors II (2014)	3,039	3,163	4,434	1,637	6,071	19.5%	16.8%	1.9
European Fund IV (2015)	3,510	3,577	5,122	2,322	7,444	23.3%	17.9%	2.1
Real Estate Partners Europe (2015)	703	663	613	336	949	13.5%	9.5%	1.4
Next Generation Technology Growth Fund (2016)	659	666	863	1,108	1,971	34.1%	29.1%	3.0
Health Care Strategic Growth Fund (2016)	1,331	1,122	196	1,552	1,748	25.5%	16.5%	1.6
Americas Fund XII (2017)	13,500	12,366	4,948	18,804	23,752	27.5%	22.2%	1.9
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	394	1,041	1,435	9.9%	8.6%	1.4
Core Investment Vehicles (2017)	24,621	13,289	828	20,274	21,102	21.3%	20.0%	1.6
Asian Fund III (2017)	9,000	7,813	5,031	10,880	15,911	33.7%	26.3%	2.0
Real Estate Partners Americas II (2017)	1,921	1,901	2,476	811	3,287	31.4%	26.4%	1.7
Global Infrastructure Investors III (2018)	7,151	6,037	1,521	5,596	7,117	9.7%	7.1%	1.2
Global Impact Fund (2019)	1,242	1,042	174	1,462	1,636	33.4%	24.4%	1.6
European Fund V (2019)	6,307	5,372	912	5,711	6,623	15.1%	10.6%	1.2
Energy Income and Growth Fund II (2019)	994	1,187	193	1,702	1,895	32.3%	29.3%	1.6
Asia Real Estate Partners (2019)	1,682	490	9	659	668	33.4%	16.1%	1.4
Next Generation Technology Growth Fund II (2019)	2,088	1,925	306	2,414	2,720	28.1%	21.6%	1.4
Real Estate Credit Opportunity Partners II (2019)	950	595	114	599	713	12.7%	11.5%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	2,367	396	2,287	2,683	17.8%	10.5%	1.1
Asian Fund IV (2020)	14,735	4,351	41	4,889	4,930	16.4%	6.7%	1.1
Real Estate Partners Europe II (2020)	2,042	1,373	254	1,344	1,598	20.4%	11.3%	1.2
Real Estate Partners Americas III (2021) (3)	4,253	2,401	164	2,576	2,740	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,789	132	—	150	150	—	—	—
Global Infrastructure Investors IV (2021) (3)	16,487	4,385	61	4,295	4,356	—	—	—
North America Fund XIII (2021) (3)	18,400	4,063	—	4,049	4,049	—	—	—
European Fund VI (2022) (3)	6,904	—	—	—	—	—	—	—
Global Impact Fund II (2022) (3)	1,854	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	5,492	—	—	—	—	—	—	—
Subtotal - Included Funds	220,416	145,794	150,849	104,650	255,499	16.3%	12.5%	1.8

All Funds	$236,891	$162,269	$201,118	$104,650	$305,768	25.6%	18.8%	1.9

(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are euro-denominated, such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on September 30, 2022, in the case of unfunded commitments.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2022. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
Performance
The following table presents information regarding the larger leveraged credit strategies managed by KKR from inception to September 30, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategies: Inception-to-Date Annualized Gross Performance vs. Benchmark by Strategy

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.41%	5.81%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.04%
Opportunistic Credit (3)	May 2008	9.94%	8.29%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.19%
Bank Loans	Apr 2011	4.74%	4.16%	S&P/LSTA Loan Index (4)	3.69%
High-Yield	Apr 2011	5.10%	4.52%	BoAML HY Master II Index (5)	4.42%
European Leveraged Loans (6)	Sep 2009	3.88%	3.37%	CS Inst West European Leveraged Loan Index (7)	2.98%
European Credit Opportunities (6)	Sept 2007	4.56%	3.74%	S&P European Leveraged Loans (All Loans) (8)	3.49%

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

The following table presents information regarding our credit investment funds where investors are subject to capital commitments from inception to September 30, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.
Alternative Credit Strategies: Fund Performance

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Inception Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)	Gross Accrued Carried Interest
($ in Millions)
Dislocation Opportunities Fund	May 2020	$2,967	$2,299	$682	$1,950	$2,632	12.1%	9.4%	1.1	$35
Special Situations Fund II	Dec 2014	3,525	3,241	2,215	1,552	3,767	4.2%	2.2%	1.2	—
Special Situations Fund	Dec 2012	2,274	2,273	1,701	388	2,089	(1.9)%	(3.8)%	0.9	—
Mezzanine Partners	Mar 2010	1,023	990	1,165	116	1,281	8.7%	5.5%	1.3	(20)
Asset-Based Finance Partners	Aug 2020	2,059	555	14	597	611	11.4%	8.0%	1.1	9
Private Credit Opportunities Partners II	Dec 2015	2,245	1,754	696	1,291	1,987	4.5%	2.8%	1.1	—
Lending Partners III	Apr 2017	1,498	805	460	775	1,235	15.5%	12.7%	1.5	32
Lending Partners II	Jun 2014	1,336	1,179	1,149	127	1,276	2.9%	1.5%	1.1	—
Lending Partners	Dec 2011	460	420	451	19	470	3.5%	1.8%	1.1	—
Lending Partners Europe II	Jun 2019	837	637	66	570	636	14.7%	10.6%	1.0	2
Lending Partners Europe	Mar 2015	848	662	379	248	627	(1.7)%	(4.2)%	0.9	—
Asia Credit	Dec 2020	1,084	271	—	286	286	N/A	N/A	N/A	—
Other Alternative Credit Vehicles	Various	14,011	7,308	5,648	3,716	9,364	N/A	N/A	N/A	24
All Funds		$34,167	$22,394	$14,626	$11,635	$26,261				$82
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

Credit and Liquid Strategies AUM
    As of September 30, 2022, our Credit and Liquid Strategies business line had $213.0 billion of AUM, comprised of $103.7 billion of assets managed in our leveraged credit strategies, $73.3 billion of assets managed in our private credit strategy, and $7.6 billion of assets managed in our SIG strategy, $26.6 billion of assets managed through our hedge fund platform, and $1.7 billion of assets managed in other credit and liquid strategies. We manage $98.5 billion of credit investments for our Global Atlantic insurance companies, which are included in the amounts described in the preceding sentence. Our BDC has approximately $16.8 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds	$78,256	$75,479	0.15% - 1.10%	Various (1)	Various (1)	Subject to redemptions
CLOs	23,951	23,951	0.40% - 0.50%	Various (1)	Various (1)	10-14 Years (2)
Total Leveraged Credit	102,207	99,430

Alternative Credit: (3)
Private Credit	59,574	51,361	0.30% - 1.50% (4)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (2)
SIG	7,773	3,959	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (2)
Total Alternative Credit	67,347	55,320

Hedge Funds (5)	26,624	26,624	0.50% - 2.00%	Various (1)	Various (1)	Subject to redemptions
BDCs (6)	16,800	16,800	0.60%	8.00%	7.00%	Indefinite
Total	$212,978	$198,174

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

Typically, the funds that we manage in our Private Equity, Real Assets and Credit and Liquid Strategies business lines contractually require us, as general partner of the funds, to make sizable capital commitments. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund’s strategy. Our commitments to fund capital also occur where we are the holder of the subordinated notes or the equity tranche of investment vehicles that we sponsor, including structured transactions. We also use our balance sheet to bridge investment activity during fundraising, for example by funding investments for new funds and acquiring investments to establish a track record for new investment strategies. We also use our own capital to bridge capital selectively for our funds’ investments or finance strategic transactions, although the financial results of an acquired business may be reported in our other business lines.

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

The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2022.

Holdings by Asset Class (1)

Growth Equity 5%
Energy 5%
Real Estate 12%
Infrastructure 6%
Leveraged Credit 6%
Alternative Credit 5%
Other 12%
Traditional
Private Equity 19%
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

Insurance

Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of September 30, 2022, KKR owns a 61.5% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.

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

Global Atlantic primarily offers individual market customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional market clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Subject to changes in asset values, Global Atlantic's assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2022, Global Atlantic served approximately three million policyholders.

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

The following table represents Global Atlantic’s new business volumes by business and product for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021(4)
($ in millions)
Individual market channel:
Fixed-rate annuities	$1,206	$854	$3,726	$3,437
Fixed-indexed annuities	1,261	809	3,282	2,305
Variable annuities	12	17	34	40
Total retirement products(1)	$2,479	$1,680	$7,042	$5,782

Life insurance products	$7	$11	$26	$28

Preneed life	72	64	210	164

Institutional market channel:
Block	—	16,010	2,782	17,099
Flow & pension risk transfer	2,571	1,050	6,413	3,443
Funding agreements(3)	—	1,500	2,000	2,200
Total institutional channel(2)	$2,571	$18,560	$11,195	$22,742
_________________
(1)New business volumes in individual markets are referred to as sales. In Global Atlantic's individual market channel, sales of annuities include all money paid into new and existing contracts. Individual market channel sales of life insurance products are based on commissionable premium and individual market channel sales for preneed life are based on the face amount of insurance. Life insurance product sales do not include the recurring premiums that policyholders may pay over time.
(2)New business volumes from Global Atlantic's institutional market channel are based on the assets assumed, net of any ceding commission, and is gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
(3)Funding agreement new business volumes represents funding agreements issued in connection with our FABN program only.
(4)For the nine month period ended September 30, 2021, the results of Global Atlantic's insurance operations included in our condensed consolidated results of operations are from February 1, 2021 through September 30, 2021.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of September 30, 2022, separated by reserves originated through its individual and institutional markets.

	Reserves as of September 30, 2022
	Individual market	Institutional market(5)	Total	Ceded	Total, net	Percentage of total
	($ in millions, except percentages, if applicable)
Fixed-rate annuity(1)	$22,691	$45,432	$68,123	$(17,465)	$50,658	48.7%
Fixed-indexed annuity(1)	22,514	7,566	30,080	(3,088)	26,992	21.5%
Variable annuity	2,538	3,272	5,810	(646)	5,164	4.2%
Indexed universal life(1)	13,521	—	13,521	(167)	13,354	9.7%
Preneed life	2,854	—	2,854	—	2,854	2.0%
Other life insurance(2)	583	10,165	10,748	(3,672)	7,076	7.7%
Funding agreements(3)	2,099	5,406	7,505	—	7,505	5.4%
Closed block	—	1,098	1,098	(1,057)	41	0.8%
Other corporate(4)	—	47	47	(47)	—	—%
Total reserves	$66,800	$72,986	$139,786	$(26,142)	$113,644	100.0%

Total general account	$64,491	$71,243	$135,734	$(26,142)	$109,592	97.1%
Total separate account	2,309	1,743	4,052	—	4,052	2.9%
Total reserves	$66,800	$72,986	$139,786	$(26,142)	$113,644	100.0%
_________________
(1)As of September 30, 2021, 72% of the account value in its general account associated with its fixed-rate and fixed-annuity products, and 44% of account value in its general account associated with universal life products was protected by surrender charges.
(2)“Other life insurance” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank advances and under our FABN program.
(4)“Other corporate” primarily includes accident & health reserves that Global Atlantic assumed as part of a reinsurance transaction in 2009.
(5)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of September 30, 2022, reserves sourced through for block, flow and PRT transactions were $49.3 billion, $10.7 billion, and $4.6 billion, respectively.

A new accounting standard for targeted improvements to the accounting for long-duration contracts becomes effective on January 1, 2023 with a transition date of January 1, 2021. We do not expect the adoption of this standard to have a material effect on our retained earnings and accumulated other comprehensive income (loss) as of the transition date, due to the purchase accounting associated with the acquisition of Global Atlantic on February 1, 2021. However, we continue to evaluate the impact of this guidance on the acquisition date opening balance sheet and to periods thereafter. The new guidance is expected to increase volatility in our financial statements primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity’s non-performance risk, which is recognized in OCI. In addition, the new guidance is expected to have a significant impact on our systems, processes and controls. See “Risk Factors – Risks Related to Global Atlantic – Changes in accounting standards could adversely impact Global Atlantic's reported results of operations and reported financial condition” in our Annual Report and Note 2 "Summary of Significant Accounting Policies – Future application of accounting standards – Targeted improvements to the accounting for long-duration contracts" in this report.

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

During the quarter ended September 30, 2022, the United States continued to show signs of slowing economic activity, potentially indicating the early stages of a recession. Inflation continued to present a headwind for the U.S. economy. In keeping with its stated intention to bring down inflation, the U.S. Federal Reserve pursued a more restrictive monetary policy. The Federal Reserve raised interest rates by 75 basis points in July and 75 basis points in September, leading to increased market volatility. In the United States, real GDP is estimated to have expanded at a 2.6% seasonally-adjusted annualized rate in the quarter ended September 30, 2022, after contracting at a 0.6% seasonally-adjusted annualized rate in the quarter ended June 30, 2022; the U.S. unemployment rate was 3.5% as of September 30, 2022, down from 3.6% as of June 30, 2022; the U.S. consumer price index rose 8.2% year-over-year as of September 30, 2022, down from 9.1% year-over-year as of June 30, 2022; the U.S. core consumer price index rose 6.6% on a year-over-year basis as of September 30, 2022, up from 5.9% on a year-over-year basis as of June 30, 2022; and the effective federal funds rate set by the U.S. Federal Reserve was 3.1% as of September 30, 2022, up from 1.6% as of June 30, 2022.

During the quarter ended September 30, 2022, the Euro Area (also known as the Eurozone) economy also experienced slowing economic activity, and the potential for recession for countries in the Euro Area is generally high amid continued disruptions to European energy markets and Russia’s ongoing invasion of Ukraine. The European Central Bank (ECB) raised interest rates by 50 basis points in July and 75 basis points in September, leading to increased market volatility. Euro Area real GDP is estimated to have been unchanged on a seasonally-adjusted quarter-over-quarter basis in the quarter ended September 30, 2022, compared to a 0.8% increase recorded in the quarter ended June 30, 2022. In addition, Euro Area unemployment was 6.6% as of September 30, 2022, down from 6.7% as of June 30, 2022; Euro Area core inflation was 4.8% as of September 30, 2022, up from 3.7% as of June 30, 2022; and the short-term benchmark interest rate set by the European Central Bank was 1.25% as of September 30, 2022, up from 0.0% as of June 30, 2022. As of September 30, 2022, we have no investments in any portfolio companies whose executive headquarters are located in Russia, Ukraine or Belarus, and we believe that the direct exposure of our investment portfolio to Russia, Ukraine and Belarus is insignificant.

During the quarter ended September 30, 2022, the Chinese economy experienced headwinds related to the ongoing slowdown in China’s property sector and the effects of the government’s zero-COVID policies. Real GDP in China is estimated to have increased 3.9% on a seasonally-adjusted quarter-over-quarter basis in the quarter ended September 30, 2022, compared to contraction of 2.7% reported for the quarter ended June 30, 2022. Core inflation in China was 0.6% on a year-over-year basis as of September 30, 2022, down from 1.0% on a year-over-year basis as of June 30, 2022. After the quarter ended September 30, 2022, President Xi Jinping was confirmed to a third term as the general secretary of the Communist Party and seven new members were appointed to the Politiburo Standing Committee, following which, the MSCI China Index fell 8.2% on October 24, 2022.

In Japan, the economic recovery from COVID-19 has continued, despite higher energy costs and significant volatility in currency markets presenting headwinds to GDP growth. In Japan, real GDP growth for the quarter ended September 30, 2022 is estimated to have been 1.4% on a seasonally-adjusted annualized basis, up from 3.5% in the quarter ended June 30, 2022; core inflation rose to 2.8% on a year-over-year basis as of September 30, 2022, up from 2.2% as of June 30, 2022; and the short-term benchmark interest rate set by the Bank of Japan was -0.1% as of September 30, 2022, unchanged from June 30, 2022.

These and other key issues could have repercussions across regional and global financial markets, which could adversely affect the valuations of our investments. In particular, in response to persistent inflationary pressure and central bank policy designed to combat inflation, short- and medium-term interest rates may continue to rise, which may adversely impact equity and credit markets with tightening financial conditions and slowing growth. As noted above, the U.S. Federal Reserve has continued to raise interest rates and has indicated that it is prepared to take decisive action to manage inflation, including raising interest rates further and shrinking the size of its balance sheet. In addition, commodity prices are generally expected to rise in inflationary environments, and foreign exchange rates are often affected by countries’ monetary and fiscal responses to inflationary trends. The Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine, have exacerbated and may further exacerbate these issues and trends, including with respect to oil and gas prices. See "Commodities Markets" in this report below. Protectionist policies, such as restrictions on exports of food, have also increased globally as a result of Russia's invasion of Ukraine.

Other key issues include (i) further developments regarding infectious diseases, including COVID-19, which may prolong the adverse economic impact of the COVID-19 pandemic on the U.S. and global economies, including supply chain disruptions that promote cost inflation for critical goods and labor shortages, (ii) geopolitical uncertainty such as U.S.-China and U.S.-Russia relations, (iii) political uncertainty caused by, among other things, economic nationalist sentiments, tensions surrounding socioeconomic inequality issues, and partisan sentiments in the United States, all of which have potentially global ramifications with regards to policy, (iv) regulatory changes regarding, for example, taxation, international trade, cross-border investments, immigration, stimulus programs and rising levels of debt, (v) increased volatility and/or downturn in equity or credit markets, (vi) unexpected shifts in central banks' monetary policies, (vii) rising mortgage rates, which affect demand for housing and housing-related related goods and services, (viii) technological advancements and innovations that may disrupt marketplaces and businesses, and (ix) insurance company regulatory changes regarding, for example, capital and investments held by insurance companies. For a further discussion of how market conditions may affect our businesses, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition" in our Annual Report.

In addition, governments have enacted and may further enact significant changes in tax law, including changes in the way U.S. corporations like KKR and many of our U.S. portfolio companies are taxed. The U.S. Federal government has recently signed into law the Inflation Reduction Act of 2022 which, among other things, imposes a corporate minimum “book” tax on certain large corporations, which may apply to KKR. It also creates a new non-deductible 1% excise tax on net stock repurchases made by publicly traded corporations like KKR after December 31, 2022 and allocates additional funds to enhance the frequency and breadth of audits and other enforcement actions. In addition, New York State may propose regulations that could significantly affect the determination of the tax base for New York State tax purposes for corporations that conduct an asset management business like us. These changes could materially increase the amount of taxes and tax-related regulatory and compliance costs we and our portfolio companies are required to pay. See “Risk Factors—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability” in our Annual Report and Note 18 "Income Taxes" in our financial statements.

Equity and Credit Markets. Global equity and credit markets have a substantial effect on our financial condition and results of operations. Tightening liquidity conditions in equity and credit capital markets affect the availability and cost of capital for KKR and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may impact our ability to identify and execute investments on attractive terms. See "Business Conditions—Our ability to successfully deploy capital" in this report below. In general, a climate of reasonable interest rates and high levels of liquidity in the debt and equity capital markets provide a positive environment for us to generate attractive investment returns, which also impacts our ability to generate incentive fees and carried interest. Periods of volatility and dislocation in the capital markets, as have been observed recently, raise substantial risks, but also can present us with opportunities to invest at reduced valuations that position us for future growth and investment returns. Low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas that have central bank quantitative easing or tightening campaigns affecting their interest rates relative to the United States could potentially experience further currency volatility relative to the U.S. dollar.

In our asset management segment, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment grade credit markets, have adversely impacted (and may continue to adversely impact) the volume of capital markets activity, and therefore, the level of transaction fees that our capital markets business line is able to earn. For the quarter ended September 30, 2022, global equity markets were negative, with the S&P 500 down 4.9% and the MSCI World Index down 6.1% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 31.6 as of September 30, 2022, increasing from 28.7 as of June 30, 2022. For a discussion of our valuation methods, see “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” and see also “—Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies” in our Annual Report. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.

In our asset management segment, many of our investments are in non-investment grade credit instruments and investment grade credit instruments. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income.

In our insurance segment, periods of rising or higher interest rates as we are currently experiencing may result in differing impacts on Global Atlantic’s business. See "Risk Factors—Risks Related to Global Atlantic— Interest rate fluctuations and sustained periods of low or high interest rates could adversely affect Global Atlantic’s business, financial condition, liquidity, results of operations, cash flows and prospects" in our Annual Report.

Periods of rising or higher interest rates can benefit Global Atlantic’s results of operations and financial condition. We generally expect the yield on new investment purchases and income from any floating rate investments held in Global Atlantic’s investment portfolio to increase as interest rates rise. Higher interest rates also generally tend to increase the demand for certain of Global Atlantic’s products, as the benefits and solutions Global Atlantic can offer to clients may become more attractive, potentially resulting in higher new business volumes. Rising rates are also expected to result in decreases to certain policy liabilities as a result of forthcoming accounting guidance for insurance and reinsurance companies that issue long-duration contracts such as life insurance and annuities. For a further discussion of this guidance, see "—Summary of Significant Accounting Policies—Future application of accounting standards."

On the other hand, higher interest rates can have a negative impact on Global Atlantic. For example, higher policyholder surrenders may occur in response to rising interest rates as more attractive products become available to policyholders in a higher rate environment. The majority of our investments at Global Atlantic are in investment grade credit instruments. Sales of those investments at a loss, for example to raise cash to meet policyholder obligations upon surrender earlier than expected maturity or as we rotate out of investments acquired with new reinsurance transactions to our desired asset mix during a period of rising or higher rates compared to when the investment was acquired, is expected to decrease our net income in that period and such decrease could be significant. We also expect that in a higher rate environment we will generally have a higher cost of insurance on new business, including higher hedging costs, as the benefits to policyholders on new business will be generally higher. If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability, Global Atlantic may not generate its expected earnings on those liabilities. In addition, rising interest rates will decrease the fair value of Global Atlantic’s credit investments and the value of embedded derivatives associated with funds withheld reinsurance transactions. The decrease in the fair value of these credit investments resulted in unrealized losses reported in AOCI and negative carrying value in our insurance segment as of September 30, 2022. We do not expect to incur these unrealized losses as we intend to hold the investments to recovery as part of our asset liability cash flow matching strategy. However, if the market, industry and company-specific factors relating to these investments deteriorate meaningfully, Global Atlantic may be required to recognize an impairment to goodwill and may realize losses as a result of credit defaults or impairments on investments, either of which could have a material adverse effect on our results of operations and financial condition.

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

During the quarter ended September 30, 2022, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 42 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 244 basis points. The non-investment grade credit indices were mixed during the quarter ended September 30, 2022, with the S&P/LSTA Leveraged Loan Index up 1.4% and the BAML US High Yield Index down 0.7%. During the quarter ended September 30, 2022, 10-year government bond yields rose 82 basis points in the United States, rose 186 basis points in the United Kingdom, rose 77 basis points in Germany, fell 7 basis points in China, and rose 1 basis point in Japan. For a further discussion of how market conditions may affect our businesses, see “Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments that we manage or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our net income and cash flow and adversely affect our financial condition” and “Risk Factors—Risks Related to the Assets We Manage—Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition” in our Annual Report.

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

Foreign Exchange Rates. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S. based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. Moreover, when selecting investments for our investment funds that are denominated in U.S. dollars, an appreciating U.S. dollar may create opportunities to invest at more attractive U.S. dollar prices in certain countries outside of the United States, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. For the quarter ended September 30, 2022, the euro fell 6.5%, the British pound fell 8.3%, the Japanese yen fell 6.2%, and the Chinese renminbi fell 5.9%, respectively, relative to the U.S. dollar. For additional information regarding our foreign exchange rate risk, see “Quantitative and Qualitative Disclosure About Market Risk—Exchange Rate Risk” in our Annual Report.

LIBOR Transition. On March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act of 2021, was signed into law in the United States. This legislation establishes a uniform benchmark replacement mechanic for financial contracts that mature after June 30, 2023 which do not contain either clearly defined or practicable fallback provisions or are contractually silent on a benchmark replacement rate. The legislation also creates a safe harbor that shields involved parties from liability if they choose to utilize a replacement rate recommended by the Board of

Governors of the Federal Reserve. For a discussion of the LIBOR transition that will impact certain debt obligations, see Note 2 "Summary of Significant Accounting Policies – Adoption of new accounting pronouncements—Reference rate reform" in our financial statements and Note 17 "Debt Obligations" in our financial statements. For a discussion of the risks related to the LIBOR transition, see "Risk Factors – Risks Related to Our Business – Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and requires amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we or our investment funds have held, all of which may result in additional costs or adversely affect our or our funds’ liquidity, results of results of operations and financial condition" in our Annual Report.

Commodity Markets. Our Real Assets business line portfolio contains energy real asset investments, and certain of our other Private Equity, Real Assets and Credit and Liquid Strategies business line strategies have investments in or related to the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. As noted above, the actions taken by Russia in the Ukraine starting in February 2022 have also caused volatility in the commodities markets. During the quarter ended September 30, 2022, the 3-year forward price of WTI crude oil decreased approximately 12%, and the 3-year forward price of natural gas increased approximately 5%. The 3-year forward price of WTI crude oil decreased from approximately $73.46 per barrel to $64.37 per barrel, and the 3-year forward price of natural gas increased from approximately $4.36 per mcf to $4.58 per mcf as of June 30, 2022 and September 30, 2022, respectively.

When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In general, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. The reverse is true for upward price movements. However, because we typically use near-term commodity derivative transactions to hedge our exposures, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. In addition, to the extent energy real asset investments are directly held by our balance sheet, price movements can have an amplified impact on our financial results, as we would directly bear the full extent of such gains or losses, subject to hedging. However, as of September 30, 2022, energy investments in oil and gas assets made up only approximately 1% of our assets under management, 1% of our total GAAP assets and 1% of our total segment assets. For additional information regarding our energy real assets, see "Critical Accounting Policies—Fair Value Measurements—Level III Valuation Methodologies—Real Asset Investments" and see also "Risk Factors—Risks Related to the Assets We Manage—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly" in our Annual Report.

Business Conditions
Our operating revenues consist of fees, performance income, investment income and other operating income.
Our ability to grow our revenues depends in part on our ability to attract new capital and investors, our successful deployment of capital including from our balance sheet and our ability to realize investments at a profit.
Our ability to attract new capital and investors. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. In addition, our ability to attract new capital and investors in our insurance business is driven, in part, by the extent to which they continue to see the life and annuity insurance and reinsurance industry generally, and in certain cases our reinsurance vehicles, as attractive retirement, accumulation, income or business solutions. Since 2010, we have expanded into strategies such as real assets, credit, core, growth, insurance and, through hedge fund partnerships, hedge funds. We have also reached out to new fund investors, including retail and high net worth investors. However, fundraising continues to be competitive. While our Asian Fund IV, European Fund V, North America Fund XIII, Real Estate Partners Americas III, Real Estate Partners Europe II, Global Infrastructure Investors IV, Next Generation Technology Growth Fund II and Health Care Strategic Growth Fund II exceeded the size of their respective predecessor funds, there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. See "Risk Factors—Risks Related to Our Business—Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds) could have a material adverse impact on our business" in our Annual Report.

Our ability to successfully deploy capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital available to us as well as our participation in capital markets transactions. Greater competition, high valuations, increased overall cost of credit and other general market conditions may impact our ability to identify and execute attractive investments. Additionally, because we seek to make investments that have an ability to achieve our targeted returns while taking on a reasonable level of risk, we may experience periods of reduced investment activity. We have a long-term investment horizon and the capital deployed in any one quarter may vary significantly from the capital deployed in any other quarter or the quarterly average of capital deployed in any given year. Reduced levels of transaction activity also tends to result in reduced potential future investment gains, lower transaction fees and lower fees for our capital markets business line, which may earn fees in the syndication of equity or debt. In our insurance business, we deploy capital by investing in assets that are anticipated to generate net investment income in excess of the net cost of insurance. If we are unable to originate or source attractive investments, the success and growth in revenues of our insurance business will be adversely impacted. See also “Risk Factors—Risks Related to the Assets We Manage—Changes in the debt financing markets may negatively impact the ability of our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income” in our Annual Report.
Our ability to realize investments. Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and result in lower-than-expected returns. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In addition, volatile debt and equity markets may also make the exit of our investments more difficult to execute. In our insurance business, we depend on the ability of our investments to generate their anticipated returns, through the payment of interest and dividends and interest as well as return of principal, in the amounts and at the times that we expect them to be made in order to manage our obligations to make payments to our policyholders. If policyholder behavior differs from our expectations, we may be forced to sell our investments earlier than we anticipated and during market conditions where we may realize losses on the investment. We also may realize losses on investments to rotate portfolios acquired in reinsurance transactions into our preferred investment mix. In addition, material delays in payments or impairments to our anticipated investment returns could have material adverse effects to our results of operations. For additional information about how business environment and market conditions affect Global Atlantic, see "—Global Atlantic's Investment Portfolio."

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

The presentation in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach for the financial statements in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our consolidated results of operations for the nine months ended September 30, 2021 are from February 1, 2021 (the closing date of the acquisition) through September 30, 2021.

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

Key Financial Measures Under GAAP - Asset Management

The following discussion of key financial measures under GAAP is based on KKR's asset management business as of September 30, 2022.

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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Series I Preferred, Common Stock as of September 30, 2022 would have been reduced by approximately $1.52 per share, compared to our reported $19.00 per share on such date, and our book value as of September 30, 2022 would have been reduced by approximately $1.48 per adjusted share, compared to our reported book value of $26.56 per adjusted share on such date.
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

Key Financial Measures Under GAAP - Insurance
The following discussion of key financial measures under GAAP is based on KKR's insurance business as conducted by Global Atlantic as of September 30, 2022.

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
Book Value
Book Value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) deconsolidates KKR’s investment funds and CFEs that KKR manages, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders. KKR's book value includes the net impact of KKR's tax assets and liabilities as calculated under GAAP. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of deferred acquisition costs and income tax.
Distributable Operating Earnings
    Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate transaction-related charges and (iv) non-recurring items, if any. Strategic corporate transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s asset management and insurance segments, which are comprised of the following:

•Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the asset management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized carried interest. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies and co-investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic (Ivy Re Limited and Ivy Re II Limited), which are included in Asset Management Segment Operating Earnings.
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

Assets Under Management ("AUM")
    Assets under management represent the assets managed, advised or sponsored by KKR from which KKR is entitled to receive management fees or performance income (currently or upon a future event), general partner capital, and assets managed, advised or sponsored by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed or sponsored capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds and certain co-investment vehicles; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or performance income; (iii) the asset value of the Global Atlantic insurance companies; (iv) the par value of outstanding CLOs; (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all of the AUM of KKR's strategic BDC partnership; (vii) the acquisition cost of invested assets of certain non-US real estate investment trusts and (viii) the value of other assets managed or sponsored by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM (i) is not based on any definition of AUM that may be set forth in the governing documents of the investment funds, vehicles, accounts or other entities whose capital is included in this definition, (ii) includes assets for which KKR does not act as an investment adviser, and (iii) is not calculated pursuant to any regulatory definitions.
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
Uncalled Commitments
    Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments. The amount of uncalled commitments is not reduced by capital invested using borrowings under an investment fund’s subscription facility until capital is called from our fund investors. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds and carry paying co-investment vehicles to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements or investments we have committed to make but remain unfunded at the reporting date.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)

The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended September 30, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

The presentation of our consolidated results of operations that follows reflects the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach, where Global Atlantic's insurance business is presented separately from KKR's asset management business. Additionally, for the nine months ended September 30, 2021, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from February 1, 2021 (closing date of the acquisition) through September 30, 2021.

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$673,929	$718,968	$(45,039)
Capital Allocation-Based Income (Loss)	(572,863)	1,526,667	(2,099,530)
	101,066	2,245,635	(2,144,569)
Insurance
Net Premiums	480,462	974,903	(494,441)
Policy Fees	320,206	310,381	9,825
Net Investment Income	1,094,877	758,381	336,496
Net Investment-Related Gains (Losses)	(173,830)	162,127	(335,957)
Other Income	35,632	31,938	3,694
	1,757,347	2,237,730	(480,383)
Total Revenues	1,858,413	4,483,365	(2,624,952)

Expenses
Asset Management
Compensation and Benefits	244,502	1,012,837	(768,335)
Occupancy and Related Charges	18,683	17,438	1,245
General, Administrative and Other	212,513	203,977	8,536
	475,698	1,234,252	(758,554)
Insurance
Net Policy Benefits and Claims	1,087,731	1,697,046	(609,315)
Amortization of Policy Acquisition Costs	8,222	(16,900)	25,122
Interest Expense	26,141	22,437	3,704
Insurance Expenses	158,280	89,534	68,746
General, Administrative and Other	178,443	158,873	19,570
	1,458,817	1,950,990	(492,173)
Total Expenses	1,934,515	3,185,242	(1,250,727)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(379,180)	2,116,647	(2,495,827)
Dividend Income	294,415	121,484	172,931
Interest Income	500,234	402,839	97,395
Interest Expense	(391,520)	(278,166)	(113,354)
Total Investment Income (Loss)	23,949	2,362,804	(2,338,855)

Income (Loss) Before Taxes	(52,153)	3,660,927	(3,713,080)

Income Tax Expense (Benefit)	27,434	379,282	(351,848)

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)

Net Income (Loss)	(79,587)	3,281,645	(3,361,232)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,601	1,519	82
Net Income (Loss) Attributable to Noncontrolling Interests	(6,792)	2,123,569	(2,130,361)
Net Income (Loss) Attributable to KKR & Co. Inc.	(74,396)	1,156,557	(1,230,953)

Series A Preferred Stock Dividends	—	—	—
Series B Preferred Stock Dividends	—	7,953	(7,953)
Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(91,646)	$1,131,354	$(1,223,000)

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management

Revenues

For the three months ended September 30, 2022 and 2021, revenues consisted of the following:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Management Fees	$419,876	$349,249	$70,627
Fee Credits	(136,996)	(164,720)	27,724
Transaction Fees	328,483	437,619	(109,136)
Monitoring Fees	29,683	29,823	(140)
Incentive Fees	1,402	6,962	(5,560)
Expense Reimbursements	10,733	34,857	(24,124)
Consulting Fees	20,748	25,178	(4,430)
Total Fees and Other	673,929	718,968	(45,039)

Carried Interest	(477,681)	1,216,433	(1,694,114)
General Partner Capital Interest	(95,182)	310,234	(405,416)
Total Capital Allocation-Based Income (Loss)	(572,863)	1,526,667	(2,099,530)

Total Revenues - Asset Management	$101,066	$2,245,635	$(2,144,569)

Fees and Other

Total Fees and Other for the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021 primarily as a result of the decrease in transaction fees, partially offset by the increase in management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily attributable to (i) management fees earned from European Fund VI and Global Impact II Fund and (ii) management fees earned on assets managed by KJRM, which we acquired in 2022. The increase was partially offset by a decrease in management fees earned from Asian Fund III as a result of a decrease in its invested capital following the end of its investment period, which resulted in the calculation of lower fees.

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

Fee credits decreased compared to the prior period as a result of a lower level of transaction fees in our Private Equity and Credit and Liquid Strategies business lines in the current period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity.

Transaction and monitoring fees are earned from KKR portfolio companies and are not eliminated upon consolidation because these fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the three months ended September 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and North America Fund XI. Capital Allocation-Based Income (Loss) for the three months ended September 30, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Asian Fund III, North America Fund XI, and Americas Fund XII.

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

Net Gains (Losses) from Investment Activities for the three months ended September 30, 2022
The net losses from investment activities for the three months ended September 30, 2022 were comprised of net realized gains of $329.0 million and net unrealized losses of $(708.2) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2022, net realized gains related primarily to the sale of our investment in Fiserv, Inc. (NASDAQ: FISV) and the sale of real estate equity investments held in certain consolidated real estate opportunistic funds. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated alternative credit funds and energy funds.

Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held by certain consolidated energy funds, (ii) PetVet Care Centers, LLC (healthcare sector), and (iii) investments held in certain consolidated alternative credit funds. These unrealized losses were partially offset by mark-to-market gains related to (i) USI, Inc. (financial services sector), (ii) foreign exchanged derivative contracts, and (iii) 1-800 Contacts Inc. (healthcare sector).
For a discussion of other factors that affected KKR's realized investment income for the three months ended September 30, 2022, see "—Analysis of Asset Management Segment Operating Results."
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2021
The net gains from investment activities for the three months ended September 30, 2021 were comprised of net realized gains of $609.6 million and net unrealized gains of $1,507.0 million.
Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2021, net realized gains related primarily to the sales of our investments in Mr. Cooper Group Inc. (NASDAQ: COOP), FanDuel Inc. (technology sector), and Darktrace Limited (LON: DARK.L). Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated credit funds.

Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC and Heartland Dental, LLC (healthcare sector), and Axel Springer (media sector) and (ii) mark-to-market gains from certain investments held in our consolidated real estate funds. These unrealized gains were partially offset by (i) the reversal of previously recognized unrealized gains relating to the realization activity described above, (ii) mark-to-market losses related to certain investments held in our consolidated credit funds, and (iii) an unrealized loss on BridgeBio Pharma, Inc. (NASDAQ: BBIO).

For a discussion of other factors that affected KKR's realized investment income for the three months ended September 30, 2022, see "—Analysis of Asset Management Segment Operating Results."
Dividend Income

During the three months ended September 30, 2022, the most significant dividends received included (i) $54.2 million from investments held in our infrastructure core funds, (ii) $47.5 million from Koki Holdings Co. Ltd. (industrial sector), held in a consolidated multi-strategy fund, and dividends received from certain alternative credit funds. During the three months ended September 30, 2021, the most significant dividends received included $51.3 million from our consolidated real estate and infrastructure funds and $23.5 million from our consolidated energy funds.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to (i) the impact of closing CLOs that were consolidated subsequent to September 30, 2021 and higher interest rates on assets held in consolidated CLOs, and (ii) a higher level of interest income from investments held in certain of our consolidated alternative credit funds, primarily related to an increase in the amount of capital deployed and higher interest rates. Partially offsetting these increases was the deconsolidation of KKR Real Estate Finance Trust Inc. (NYSE: KREF) ("KREF") in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to (i) the increase in the amount of borrowings outstanding from consolidated funds and other vehicles, (ii) impact of closing CLOs that were consolidated after September 30 2021 and higher interest rates on debt obligations held in consolidated CLOs, and (iii) the impact of issuances of our senior notes after September 30, 2021. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expense

The decrease in compensation and benefits expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the reversal of previously recognized accrued carried interest compensation, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation accrued resulting from a higher level of fee revenue and realized performance income in the current period.

General, Administrative and Other

The increase in general, administrative and other expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a higher level of (i) professional fees, information technology and other administrative costs in connection with the overall growth of the firm and (ii) travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

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
The following table reflects the impact on net income by financial statement line item and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Impacts of assumption review, by statement of income line item:
Policy fees	$(14)	$182	$(196)
Policy benefits and claims	(23,079)	20,904	(43,983)
Amortization of policy acquisition costs	7,686	(2,119)	9,805
Income tax impact	3,236	(3,983)	7,219
Total assumption review impact on net income	$(12,171)	$14,984	$(27,155)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(157)	(97)	(60)
Non-controlling interests' share of assumption review impact	4,749	(5,734)	10,483
Total assumption review impact on insurance segment adjusted operating earnings	$(7,579)	$9,153	$(16,732)

For the three months ended September 30, 2022, the net unfavorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to an increase in expected future surrender experience of annuity policies partially as a result of higher interest rates, and a decrease in expected future surrender experience of life insurance policies. For the three months ended September 30, 2021, the net favorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to lower expected future mortality rates.

Revenues

For the three months ended September 30, 2022 and 2021, revenues consisted of the following:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Net Premiums	$480,462	$974,903	$(494,441)
Policy Fees	320,206	310,381	9,825
Net Investment Income	1,094,877	758,381	336,496
Net Investment-Related Losses	(173,830)	162,127	(335,957)
Other Income	35,632	31,938	3,694
Total Insurance Revenues	$1,757,347	$2,237,730	$(480,383)

Net Premiums
Net premiums decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to lower initial reserves related to fewer new reinsurance transactions with life contingencies assumed during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. These lower net premiums are offset by a comparable decrease in policy reserves reported within net policy benefits and claims (as discussed below).
Policy fees
Policy fees increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to higher administrative and rider fees due to growth in the individual market channel.
Net investment income
Net investment income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets.
Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Funds withheld payable at interest embedded derivatives	$836,395	$103,971	$732,424
Equity futures contracts	37,247	1,783	35,464
Foreign currency forwards	42,136	(4,776)	46,912
Credit risk contracts	370	(196)	566
Equity index options	(156,561)	(25,854)	(130,707)
Interest rate contracts	(107,494)	(24,135)	(83,359)
Funds withheld receivable embedded derivatives	3,211	(10,001)	13,212
Net gains on derivative instruments	655,304	40,792	614,512
Net other investment gains (losses)	(829,134)	121,335	(950,469)
Net investment-related gains (losses)	$(173,830)	$162,127	$(335,957)

Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable was driven primarily by the change in fair value of the underlying investments in the funds withheld payable at interest portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables and other investments. The underlying investments in the funds withheld payable at interest portfolio declined in value in the current period primarily due to an increase in market interest rates and wider credit spreads. The underlying investments in the funds withheld payable at interest portfolio declined in value in the prior period primarily due to a smaller increase in market interest rates, as compared to the current period.
The increase in realized gains on foreign currency forward contracts relative to the spot exchange rates was primarily due to strengthening of the U.S. dollar relative to hedged foreign currencies during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
The increase in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which decreased during the three months ended September 30, 2022, as compared to the increase during the three months ended September 30, 2021, resulting in a gain on equity futures contracts in both periods.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which decreased during the three months ended September 30, 2022, as compared to the increase during the three months ended September 30, 2021.
The decrease in the fair value of interest rate contracts was primarily driven by an increase in market interest rates during the three months ended September 30, 2022 as compared to a significantly smaller increase in market interest rates during the three months ended September 30, 2021.
Net other investment losses
The components of net other investment losses were as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$27,634	$51,492	$(23,858)
Realized gains (losses) on equity investments	—	51,520	(51,520)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(8,277)	(15,026)	6,749
Credit loss allowances	(25,885)	(76,872)	50,987
Unrealized gains (losses) on fixed maturity securities classified as trading	(720,418)	(133,118)	(587,300)
Unrealized gains (losses) on investments classified as trading or accounted under a fair-value option	(22,995)	303,021	(326,016)
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	(34,479)	9,997	(44,476)
Realized gains (losses) on funds withheld at interest payable portfolio	3,652	(12,272)	15,924
Realized gains (losses) on funds withheld at interest receivable portfolio	3,858	2,633	1,225
Other	(52,224)	(60,040)	7,816
Net other investment gains (losses)	$(829,134)	$121,335	$(950,469)

The decrease in net other investment (losses) gains was primarily due to an increase in unrealized losses on fixed maturity securities classified as trading, and investments classified as trading or accounted under a fair-value option, primarily driven by an increase in interest rates and widening credit spreads in the current period compared to a significantly smaller increase in interest rates in the prior period, and the non-recurrence of an unrealized gain on the valuation of equity interest in our solar facility developers reported in the prior period.
Expenses

Net Policy benefits and claims
Net policy benefits and claims decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) lower initial reserves related to fewer new reinsurance transactions with life contingencies in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, (ii) a decrease in the value of embedded derivatives in our indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "–Net investment-related losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims). These decreases were offset by (i) an increase in net policy benefits and claims due to new business originated from both individual and institutional market channel sales (net of retrocessions), (ii) higher funding costs on new business, and (iii) unfavorable unlocking related to the assumption review described above under “—Notable Items—Assumption Review.”
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to growth in our individual market channel, which was offset by favorable unlocking related to the assumption review described above under “—Notable Items—Assumption Review.”
Insurance expenses
Insurance expenses increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) increased commission expense related to increased sales in our individual market and (ii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other expenses increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) increased employee compensation and benefits-related expenses, (ii) increased professional service fees, and (iii) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)

Income Tax Expense (Benefit)

For the three months ended September 30, 2022, income tax was an expense of $27.4 million compared to an income tax expense of $379.3 million in the prior period. In the current period, a current tax expense was generated on earnings from the Global Atlantic offset by a deferred tax benefit generated primarily due to pre-tax unrealized losses driven by net capital allocation-based losses and investment losses that are not currently deductible for tax purposes. Our effective tax rate under GAAP for the three months ended September 30, 2022 was (52.6)%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. federal or state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the three months ended September 30, 2022 relates primarily to net income (loss) attributable to (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that co-investors and rollover investors hold in Global Atlantic. Net loss attributable to noncontrolling interests for the three months ended September 30, 2022 was primarily due to net losses from investment activities at our consolidated investment funds, partially offset by positive income allocable to interests that co-investors and rollover investors hold in Global Atlantic.

Net Income (Loss) Attributable to KKR & Co. Inc.

    The net loss attributable to KKR & Co. Inc. for the three months ended September 30, 2022 was primarily due to (i) net capital allocation-based losses and (ii) net losses from investment activities, partially offset by (i) a higher level of management fees and (ii) a reversal of previously recognized accrued carried interest compensation, as described above.

Consolidated Results of Operations (GAAP Basis)

The following is a discussion of our consolidated results of operations on a GAAP basis for the nine months ended September 30, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See "Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,069,704	$1,887,805	$181,899
Capital Allocation-Based Income (Loss)	(2,442,080)	5,736,707	(8,178,787)
	(372,376)	7,624,512	(7,996,888)
Insurance
Net Premiums	627,104	1,698,912	(1,071,808)
Policy Fees	964,349	824,326	140,023
Net Investment Income	2,839,371	1,919,659	919,712
Net Investment-Related Gains (Losses)	(968,836)	32,983	(1,001,819)
Other Income	102,888	82,160	20,728
	3,564,876	4,558,040	(993,164)
Total Revenues	3,192,500	12,182,552	(8,990,052)

Expenses
Asset Management
Compensation and Benefits	779,050	3,419,057	(2,640,007)
Occupancy and Related Charges	55,693	51,289	4,404
General, Administrative and Other	701,010	608,270	92,740
	1,535,753	4,078,616	(2,542,863)
Insurance
Net Policy Benefits and Claims	1,768,384	3,593,563	(1,825,179)
Amortization of Policy Acquisition Costs	13,693	(57,409)	71,102
Interest Expense	58,330	44,482	13,848
Insurance Expenses	406,088	242,591	163,497
General, Administrative and Other	516,549	371,656	144,893
	2,763,044	4,194,883	(1,431,839)
Total Expenses	4,298,797	8,273,499	(3,974,702)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(1,350,388)	8,032,900	(9,383,288)
Dividend Income	1,104,120	323,051	781,069
Interest Income	1,244,339	1,151,548	92,791
Interest Expense	(1,002,005)	(794,978)	(207,027)
Total Investment Income (Loss)	(3,934)	8,712,521	(8,716,455)

Income (Loss) Before Taxes	(1,110,231)	12,621,574	(13,731,805)

Income Tax Expense (Benefit)	(128,836)	1,161,688	(1,290,524)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Net Income (Loss)	(981,395)	11,459,886	(12,441,281)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	1,546	2,856	(1,310)
Net Income (Loss) Attributable to Noncontrolling Interests	(41,341)	7,315,362	(7,356,703)
Net Income (Loss) Attributable to KKR & Co. Inc.	(941,600)	4,141,668	(5,083,268)

Series A Preferred Stock Dividends	—	23,656	(23,656)
Series B Preferred Stock Dividends	—	12,991	(12,991)
Series C Mandatory Convertible Preferred Stock Dividends	51,750	51,750	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(993,350)	$4,053,271	$(5,046,621)

Consolidated Results of Operations (GAAP Basis) - Asset Management

Revenues

For the nine months ended September 30, 2022 and 2021, revenues consisted of the following:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Management Fees	$1,236,151	$931,624	$304,527
Fee Credits	(388,315)	(322,402)	(65,913)
Transaction Fees	973,310	978,399	(5,089)
Monitoring Fees	99,605	98,164	1,441
Incentive Fees	15,600	13,092	2,508
Expense Reimbursements	77,612	122,642	(45,030)
Consulting Fees	55,741	66,286	(10,545)
Total Fees and Other	2,069,704	1,887,805	181,899

Carried Interest	(1,999,678)	4,553,527	(6,553,205)
General Partner Capital Interest	(442,402)	1,183,180	(1,625,582)
Total Capital Allocation-Based Income (Loss)	(2,442,080)	5,736,707	(8,178,787)

Total Revenues - Asset Management	$(372,376)	$7,624,512	$(7,996,888)

Fees and Other

Total Fees and Other for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 primarily as a result of the increase in management fees.

For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily attributable to management fees earned from North America Fund XIII, Global Infrastructure Investors IV, and European Fund VI. The increase was partially offset by a decrease in management fees earned from Americas Fund XII and Global Infrastructure Investors III as a result of entering their post-investment period and now earning fees based on capital invested rather than capital committed.

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

Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our private equity and real asset business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, the elimination of these fee credits does not impact the net income (loss) attributable to KKR or KKR stockholders' equity. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)

Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our carry earning investment funds, most notably Americas Fund XII, Asian Fund II, and Asian Fund III. Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and North America Fund XI.

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

Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2022
The net losses from investment activities for the nine months ended September 30, 2022 were comprised of net realized gains of $1,158.6 million and net unrealized losses of $(2,509.0) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2022, net realized gains related primarily to (i) the sale of our investment in Fiserv, Inc., (ii) the sale of Internet Brands, Inc. (technology sector) held in one of our consolidated funds, and (iii) the sale of real estate equity investments held in certain consolidated real estate opportunistic funds. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated alternative credit funds.
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held in certain consolidated alternative credit funds, (ii) OutSystems Holdings S.A. (technology sector), and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) investments held in certain consolidated energy funds, (ii) USI, Inc., (iii) Clarify Health Solutions Inc. (healthcare sector), and (iv) foreign exchanged derivative contracts.
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

Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2021, net unrealized gains were driven primarily by (i) mark-to-market gains from private equity, growth equity and core investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC, Heartland Dental, LLC, and OutSystems Holdings S.A. and (ii) mark-to-market gains from certain investments held in our real estate funds. These unrealized gains were partially offset by (i) the reversal of previously recognized unrealized gains relating to the realization activity described above and (ii) an unrealized loss on BridgeBio Pharma, Inc.

For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results".
Dividend Income

During the nine months ended September 30, 2022, the most significant dividends received included (i) $406.7 million from investments held in our consolidated real estate core plus and real estate opportunistic equity funds and (ii) $86.6 million from our investment in Exact Group B.V. (technology sector) held in our consolidated core vehicles. During the nine months ended September 30, 2021, the most significant dividends received included (i) $138.0 million from our consolidated real estate and infrastructure funds, (ii) $33.9 million from our consolidated energy funds, and (iii) $26.9 million from our investment in Viridor Limited (infrastructure).

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income

The increase in interest income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to (i) the impact of closing additional CLOs that were consolidated subsequent to September 30, 2021 and higher interest rates on assets held in consolidated CLOs and (ii) a higher level of interest income from investments held in certain of our consolidated alternative credit funds, primarily related to an increase in the amount of capital deployed and higher interest rates. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense

The increase in interest expense during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the (i) increase in the amount of borrowings outstanding from consolidated funds and other vehicles, (ii) impact of closing additional CLOs that were consolidated subsequent to September 30, 2021 and higher interest rates on debt obligations held in consolidated CLOs, and (iii) the impact of issuances of our senior notes after September 30, 2021. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management

Compensation and Benefits Expenses

The decrease in compensation and benefits expense during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the reversal of previously recognized accrued carried interest, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation accrued resulting from a higher level of fee revenue and realized performance income in the current period.

General, Administrative and Other

The increase in general, administrative and other expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a higher level of (i) expenses at our consolidated funds and investment vehicles, (ii) strategic corporate transaction-related charges, (iii) broken-deal expenses, (iv) professional fees, information technology and other administrative costs, and (v) travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

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

Consolidated Results of Operations (GAAP Basis) - Insurance

For the nine months ended September 30, 2021, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from the acquisition date, February 1, 2021, through September 30, 2021.

Assumption review

The following table reflects the impact on net income by financial statement line item and to insurance segment adjusted operating earnings from Global Atlantic’s annual assumption review completed in the third quarter (which as a result, is identical to the table presented above for the three months ended September 30, 2022 and 2021) :

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Impacts of assumption review, by statement of income line item:
Policy fees	$(14)	$182	$(196)
Policy benefits and claims	(23,079)	20,904	(43,983)
Amortization of policy acquisition costs	7,686	(2,119)	9,805
Income tax impact	3,236	(3,983)	7,219
Total assumption review impact on net income	$(12,171)	$14,984	$(27,155)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(157)	(97)	(60)
Non-controlling interests' share of assumption review impact	4,749	(5,734)	10,483
Total assumption review impact on insurance segment adjusted operating earnings	$(7,579)	$9,153	$(16,732)
For the nine months ended September 30, 2022, the net unfavorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to an increase in expected future surrender experience of annuity policies partially as a result of higher interest rates, and a decrease in expected future surrender experience of life insurance policies. For the nine months ended September 30, 2021, the net favorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to lower expected future mortality rates.

Revenues

For the nine months ended September 30, 2022 and 2021, revenues consisted of the following:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Net Premiums	$627,104	$1,698,912	$(1,071,808)
Policy Fees	964,349	824,326	140,023
Net Investment Income	2,839,371	1,919,659	919,712
Net Investment-Related Gains	(968,836)	32,983	(1,001,819)
Other Income	102,888	82,160	20,728
Total Insurance Revenues	$3,564,876	$4,558,040	$(993,164)

Net Premiums
Net premiums decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to lower initial premiums related to fewer reinsurance transactions with life contingencies assumed during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was partially offset by lower retrocessions to third party reinsurers during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The initial premiums on assumed reinsurance are offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).

Policy fees
Policy fees increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to one less month of activity reported in the prior period as a result of the GA Acquisition on February 1, 2021.
Net investment income
Net investment income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales, (iii) higher yields on floating-rate investments due to higher market interest rates and (iv) rotation into higher yielding assets.

Net investment-related losses
The components of net investment-related losses were as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$3,380,530	$48,799	$3,331,731
Equity futures contracts	199,432	(171,982)	371,414
Foreign currency forwards	70,048	(675)	70,723
Credit risk contracts	705	(254)	959
Equity index options	(884,786)	275,035	(1,159,821)
Interest rate contracts	(331,395)	(149,274)	(182,121)
Funds withheld receivable embedded derivatives	(64,130)	68,449	(132,579)
Net gains on derivative instruments	2,370,404	70,098	2,300,306
Net other investment losses	(3,339,240)	(37,115)	(3,302,125)
Net investment-related gains	$(968,836)	$32,983	$(1,001,819)
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
The increase in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which decreased during the nine months ended September 30, 2022, as compared to an increase during the nine months ended September 30, 2021, resulting in respectively, a gain, and a loss, on equity futures contracts in the respective periods.
The increase in realized gains on foreign currency forward contracts relative to the spot exchange rates were primarily due to strengthening of the U.S. dollar relative to hedged foreign currencies during the nine months ended September 30, 2022, as compared to the prior period.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 index, which decreased during the nine months ended September 30, 2022, as compared to the increase during the nine months ended September 30, 2021.
The decrease in the fair value of interest rate contracts was driven by an increase in market interest rates during both the nine months ended September 30, 2022 and the prior period, resulting in a loss on interest rate contracts.

The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during the nine months ended September 30, 2022, as compared to the tightening of credit spreads in the nine months ended September 30, 2021.
Net other investment losses
The components of net other investment losses were as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$87,198	$98,933	$(11,735)
Realized gains (losses) on equity investments	—	76,645	(76,645)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(539,000)	(88,300)	(450,700)
Credit loss allowances	(84,690)	(244,775)	160,085
Unrealized gains (losses) on fixed maturity securities classified as trading	(2,748,542)	(130,228)	(2,618,314)
Unrealized gains (losses) on investments classified as trading or fair-value option	(63,923)	350,442	(414,365)
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	88,609	20,264	68,345
Realized gains (losses) on funds withheld at interest, payable	5,992	(31,384)	37,376
Realized gains (losses) on funds withheld at interest, receivable	7,296	10,250	(2,954)
Other	(92,180)	(98,962)	6,782
Net investment-related gains	$(3,339,240)	$(37,115)	$(3,302,125)

The increase in net other investment losses were primarily due to (i) increase in unrealized losses on fixed maturity securities classified as trading primarily due to an increase in interest rates and widening credit spreads in the current period, (ii) the increase in realized losses on available-for-sale fixed maturity debt securities primarily due to portfolio rotation in a higher interest rate environment, and (iii) the non-recurrence of unrealized gains on the valuation of our equity interests in solar facility developers reported in the prior period.

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

Other income

Other income increased for the nine months ended September 30, 2022 as compared to the prior period primarily due to one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021.
Expenses

Net policy benefits and claims
Net policy benefits and claims decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) lower initial reserves related to fewer new reinsurance transactions with life contingencies in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, and (ii) a decrease in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "–Net investment related losses–Gains on derivatives," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims). This decrease was offset by (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) an increase in net flows from both individual and institutional market channel sales, (iii) an increase in variable annuity reserves primarily due to lower equity market returns, (iv) higher funding costs on new business, and (v) unfavorable unlocking related to the assumption review described above under “—Notable Items—Assumption Review.”

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) a decrease in the net benefit (that is, a reduction to expense) from the amortization of the net negative insurance intangibles recognized as part of purchase accounting of the GA Acquisition, as the underlying business runs off, and (ii) growth in our individual market channel. Offsetting these increases in expense was a decrease in amortization due to realized investment losses, and (ii) favorable unlocking related to the assumption review described above under “—Notable Items—Assumption Review.”
Interest expense
Interest expense increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) a net increase in debt outstanding, including a draw on the revolving credit facility in the quarter ended March 31, 2022, and (ii) the impact of one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021.
Insurance expenses
Insurance expenses increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased commission expense related to increased sales in our individual market and increased reinsurance transactions, and (iii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other expenses increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits related expenses, (iii) increased professional service fees, and (iv) increased TPA policy servicing fees, all due to growth of the business.
Other Consolidated Results of Operations (GAAP Basis)

Income Tax Expense (Benefit)

For the nine months ended September 30, 2022, income tax was a benefit of $128.8 million compared to an income tax expense of $1,161.7 million in the prior period. In the current period, a deferred tax benefit was generated primarily due to pre-tax unrealized losses driven by net capital allocation-based losses and investment losses that are not currently deductible for tax purposes. Our effective tax rate under GAAP for the nine months ended September 30, 2022 was 11.6%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. federal and state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Income (Loss) attributable to noncontrolling interests for the nine months ended September 30, 2022 relates primarily to net income (loss) attributable to (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds, and (iii) interests that co-investors and rollover investors hold in Global Atlantic. The net loss attributable to noncontrolling interests for the nine months ended September 30, 2022 was primarily due to (i) net losses from investment activities at our consolidated investment funds and (ii) a net loss attributable to exchangeable securities in the current period.

Net Income (Loss) Attributable to KKR & Co. Inc.

    The net loss attributable to KKR & Co. Inc. for the nine months ended September 30, 2022 was primarily due to (i) net capital allocation-based losses and (ii) net losses from investment activities, partially offset by (i) a higher level of management fees and (ii) a reversal of previously recognized accrued carried interest compensation, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)

    The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of September 30, 2022 and December 31, 2021.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2022	December 31, 2021

Assets
Asset Management
Cash and Cash Equivalents	$6,911,691	$6,699,668
Investments	89,720,859	88,775,514
Other Assets	6,748,929	4,244,894
	103,381,479	99,720,076
Insurance
Cash and Cash Equivalents	4,147,146	3,391,934
Investments	118,772,273	123,763,675
Other Assets	39,947,742	37,409,755
	162,867,161	164,565,364
Total Assets	$266,248,640	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$38,257,833	$36,669,755
Other Liabilities	7,579,996	8,359,619
	45,837,829	45,029,374
Insurance
Debt Obligations	1,920,906	1,908,006
Other Liabilities	166,507,110	159,208,840
	168,428,016	161,116,846
Total Liabilities	$214,265,845	$206,146,220

Redeemable Noncontrolling Interests	82,133	82,491

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Stockholders' Equity - Common Stock	16,335,253	16,466,372
Noncontrolling Interests	34,449,617	40,474,565
Total Equity	51,900,662	58,056,729
Total Liabilities and Equity	$266,248,640	$264,285,440

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$19.00	$27.64

KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $19.00 as of September 30, 2022, down from $27.64 as of December 31, 2021. The decrease was primarily due to the (i) unrealized losses on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income, (ii) repurchases of common stock, (iii) dividends to common stockholders, and (iv) a net loss attributable to KKR & Co. Inc. common stockholders during the nine months ended September 30, 2022.

Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)

The following is a discussion of our consolidated cash flows for the nine months ended September 30, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.

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

Net Cash Provided (Used) by Operating Activities

Our net cash provided (used) by operating activities was $(4.6) billion and $(3.6) billion during the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(8.9) billion and $(7.1) billion during the nine months ended September 30, 2022 and 2021, respectively, (ii) net realized gains (losses) on asset management investments of $1.2 billion and $1.5 billion during the nine months ended September 30, 2022 and 2021, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $(2.5) billion and $6.5 billion during the nine months ended September 30, 2022 and 2021, respectively, (iv) capital allocation-based income (loss) of $(2.4) billion and $5.7 billion during the nine months ended September 30, 2022 and 2021, respectively, and (v) net realized gains (losses) on insurance operations of $(235.9) million and $(642.6) million during the nine months ended September 30, 2022 and 2021, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.

Net Cash Provided (Used) by Investing Activities

Our net cash provided (used) by investing activities was $(10.7) billion and $(7.0) billion during the nine months ended September 30, 2022 and 2021, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance) of $(8.9) billion and $(5.8) billion during the nine months ended September 30, 2022 and 2021, respectively, (ii) acquisitions, net of cash acquired of $(1.7) billion and $(473.8) million during the nine months ended September 30, 2022 and 2021, respectively, and (iii) the purchase of fixed assets of $(58.6) million and $(82.5) million during the nine months ended September 30, 2022 and 2021, respectively.

Net Cash Provided (Used) by Financing Activities

Our net cash provided (used) by financing activities was $16.7 billion and $16.1 billion during the nine months ended September 30, 2022 and 2021, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $5.3 billion and $4.9 billion during the nine months ended September 30, 2022 and 2021, respectively, (ii) proceeds received net of repayment of debt obligations of $4.9 billion and $6.7 billion during the nine months ended September 30, 2022 and 2021, respectively, (iii) additions to, net of withdrawals from contractholder deposit funds of $6.8 billion and $5.1 billion during nine months ended September 30, 2022 and 2021, respectively, (iv) common stock dividends of $(310.9) million and $(246.7) million during the nine months ended September 30, 2022 and 2021, respectively, (v) net delivery of common stock of $(34.9) million and $(106.9) million during the nine months ended September 30, 2022 and 2021, respectively, (vi) repurchases of common stock of $(346.7) million and $(135.9) million during the nine months ended September 30, 2022 and 2021, respectively, (vii) Series A and B Preferred Stock dividends of $(19.2) million during the nine months ended September 30, 2021, (viii) Series C Mandatory Convertible Preferred Stock dividends of $(51.8) million during the nine months ended September 30, 2022 and 2021, respectively, and (ix) private placement share issuance of $38.5 million during nine months ended September 30, 2021.

Analysis of Segment Operating Results

The following is a discussion of the results of our business on a segment basis for the three months ended September 30, 2022 and 2021. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures and Other Terms and Operating Metrics" and the financial statements and related notes included elsewhere in this report. See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

For the nine months ended September 30, 2021, the results of our insurance segment are from February 1, 2021 (closing date of the acquisition) through September 30, 2021.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Management Fees	$670,534	$559,016	$111,518
Transaction and Monitoring Fees, Net	167,455	249,670	(82,215)
Fee Related Performance Revenues	49,924	9,897	40,027
Fee Related Compensation	(199,780)	(184,224)	(15,556)
Other Operating Expenses	(146,370)	(104,772)	(41,598)
Fee Related Earnings	541,763	529,587	12,176
Realized Performance Income	497,860	432,784	65,076
Realized Performance Income Compensation	(322,927)	(274,955)	(47,972)
Realized Investment Income	284,979	447,565	(162,586)
Realized Investment Income Compensation	(42,747)	(67,142)	24,395
Asset Management Segment Operating Earnings	$958,928	$1,067,839	$(108,911)

Management Fees

The following table presents management fees by business line:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Management Fees
Private Equity	$295,234	$261,906	$33,328
Real Assets	178,652	123,786	54,866
Credit and Liquid Strategies	196,648	173,324	23,324
Total Management Fees	$670,534	$559,016	$111,518

The increase in Private Equity management fees was primarily attributable to management fees earned from European Fund VI and Global Impact Fund II. The increase was partially offset by a decrease in management fees earned from European Fund V as a result of entering its post-investment period in the first quarter of 2022 and, consequently, we now earn fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Real Asset management fees was primarily due to (i) an increase in management fees earned from Global Atlantic, (ii) management fees earned on assets managed by KJRM, which we acquired in 2022, and (iii) management fees earned from Global Infrastructure Investors IV.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) an increase in management fees earned from Global Atlantic, (ii) new CLO issuances, and (iii) a higher level of invested capital within our alternative credit strategy.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$41,436	$43,368	$(1,932)
Real Assets	6,730	5,843	887
Credit and Liquid Strategies	3,224	4,397	(1,173)
Capital Markets	116,065	196,062	(79,997)
Total Transaction and Monitoring Fees, Net	$167,455	$249,670	$(82,215)

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Overall, we completed 47 capital markets transactions for the three months ended September 30, 2022, of which 6 represented equity offerings and 41 represented debt offerings, as compared to 87 transactions for the three months ended September 30, 2021, of which 15 represented equity offerings and 72 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our Capital Markets business line fees are generated in connection with our Private Equity, Real Assets and Credit and Liquid Strategies business lines as well as from third-party companies. For the three months ended September 30, 2022, approximately 3% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 23% for the three months ended September 30, 2021. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2022, approximately 38% of our transaction fees were generated outside of North America as compared to approximately 23% for the three months ended September 30, 2021. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and market volatility. Our Capital Markets business line does not generate monitoring fees.

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

The decrease in Private Equity business line transaction and monitoring fees, net, was primarily attributable to a lower level of transaction fees. During the three months ended September 30, 2022, there were 16 transaction fee-generating investments that paid an average fee of $7.1 million compared to 16 transaction fee-generating investments that paid an average fee of $8.2 million during the three months ended September 30, 2021. For the three months ended September 30, 2022, approximately 93% were paid from companies in North America, 5% were paid from companies in the Asia-Pacific region, and 2% were paid by companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the particular agreements as to the amount of the fees, the complexity of the transaction, and KKR's role in the transaction.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	39,284	1,568	37,716
Credit and Liquid Strategies	10,640	8,329	2,311
Total Fee Related Performance Revenues	$49,924	$9,897	$40,027

Fee related performance revenues represent performance fees that are (i) to be received from our investment funds, vehicles, and accounts on a recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from (i) our business development company, FSK in our Credit and Liquid Strategies business line, and (ii) our open-ended core real estate fund, KKR Property Partners Americas ("KPPA"), our registered closed-end real estate equity fund, KKR Real Estate Select Trust Inc. ("KREST"), and our real estate credit investment trust, KKR Real Estate Finance Trust Inc. ("KREF"), all of which are in our Real Assets business line. Fee related performance revenues were higher for the three months ended September 30, 2022 compared to the prior period primarily due to performance revenues earned from KPPA in the current period.

Fee Related Compensation

The increase in fee related compensation for the three months ended September 30, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the three months ended September 30, 2022 compared to the prior period was primarily due to (i) a higher level of professional fees, information technology and other administrative costs and (ii) an increase in travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

Fee Related Earnings

The increase in fee related earnings for the three months ended September 30, 2022 compared to the prior period was primarily due to a higher level of management fees and performance revenues, partially offset by a lower level of transaction fees and a higher level of other operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Realized Performance Income
Private Equity	$484,560	$401,902	$82,658
Real Assets	11,934	11,212	722
Credit and Liquid Strategies	1,366	19,670	(18,304)
Total Realized Performance Income	$497,860	$432,784	$65,076

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Private Equity
North America Fund XI	$363,384	$72,313	$291,071
2006 Fund	64,189	81,356	(17,167)
Asian Fund III	53,204	—	53,204
Co-Investment Vehicles and Other	3,783	22,514	(18,731)
Americas Fund XII	—	207,559	(207,559)
Next Generation Technology Growth Fund	—	18,160	(18,160)
Total Realized Carried Interest (1)	484,560	401,902	82,658

Incentive Fees	—	—	—
Total Realized Performance Income	$484,560	$401,902	$82,658

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$8,502	$—	$8,502
Real Estate Partners Americas II	3,432	—	3,432
Real Estate Partners Europe	—	11,212	(11,212)
Total Realized Carried Interest (1)	11,934	11,212	722

Incentive Fees	—	—	—
Total Realized Performance Income	$11,934	$11,212	$722

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Vehicles	$—	$—	$—
Total Realized Carried Interest (1)	—	—	—

Incentive Fees	1,366	19,670	(18,304)
Total Realized Performance Income	$1,366	$19,670	$(18,304)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Equity business line for the three months ended September 30, 2022 consisted primarily of realized proceeds from the sales of our investments in CHI Overhead Doors, Inc. (manufacturing sector) held by North America Fund XI, Fiserv, Inc. held by 2006 Fund, and Max Healthcare Institute Limited (NSE:MAXHEALTH) held by Asian Fund III.

Realized carried interest in our Private Equity business line for the three months ended September 30, 2021 consisted primarily of realized proceeds from the sales of our investments in The Bountiful Company (consumer products sector), Ingersoll Rand Inc. (NASDAQ: IR), and Academy Sports & Outdoors Inc. (NASDAQ: ASO).

Realized carried interest in our Real Assets business line for the three months ended September 30, 2022 consisted primarily of realized proceeds from (i) the sale of our investment in Telxius Telecom, S.A. (infrastructure) held by Global Infrastructure Investors II and (ii) dividends received and sales of various investments held by Real Estate Partners Americas II.

Realized carried interest in our Real Assets business line for the three months ended September 30, 2021 consisted primarily of realized proceeds from dividends received by Real Estate Partners Europe.

During the three months ended September 30, 2022 and September 30, 2021, there was no realized carried interest earned in our Credit and Liquid Strategies business line.

Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR's credit vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a third party asset management firm. Incentive fees in our Credit and Liquid Strategies business line decreased for the three months ended September 30, 2022 compared to the prior period as a result of a lower level of performance fees earned from our hedge fund partnerships.

Realized Performance Income Compensation

The increase in realized performance income compensation for the three months ended September 30, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$162,716	$389,837	$(227,121)
Interest Income and Dividends	122,263	57,728	64,535
Total Realized Investment Income	$284,979	$447,565	$(162,586)
The decrease in realized investment income is primarily due to a lower level of net realized gains, partially offset by a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
    For the three months ended September 30, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., CHI Overhead Doors, Inc., and Viridor Limited. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from the sale of revolving credit facilities and a realized loss on an underwritten debt offering transaction.
    For the three months ended September 30, 2021, net realized gains were comprised of realized gains primarily from the sale of our Private Equity business line investments in Mr. Cooper Group Inc., FanDuel Inc., and The Bountiful Company. Partially offsetting these realized gains were realized losses related to certain alternative credit investments.
    For the three months ended September 30, 2022, interest income and dividends were comprised of (i) $65.0 million of interest income, primarily from our investments in CLOs, and (ii) $57.3 million of dividend distributions primarily from our real estate investments, as well as a dividend distribution received from our infrastructure investment in Veresen Midstream (infrastructure).
    For the three months ended September 30, 2021, interest income and dividends were comprised of (i) $29.3 million of dividend income primarily from our real asset investments including our investment in KREF and (ii) $28.4 million of interest income from our investments in CLOs. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    We expect realized performance income and realized investment income to be greater than $350 million in the fourth quarter of 2022 relating to (i) realized incentive fees from Marshall Wace and (ii) realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to September 30, 2022 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including but not limited to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
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
For the quarter ended September 30, 2022, total fees attributable to KKR Capstone were $20.7 million and total expenses attributable to KKR Capstone were $20.2 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended September 30, 2022 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Measures
The following table presents certain key operating and capital metrics as of September 30, 2022 and June 30, 2022:

	As of
	September 30, 2022	June 30, 2022	Change
	($ in millions)
Assets Under Management	$496,219	$490,692	$5,527
Fee Paying Assets Under Management	$397,627	$384,470	$13,157
Uncalled Commitments	$112,589	$115,300	$(2,711)

The following table presents one of our key capital metrics for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in millions)
Capital Invested	$15,683	$24,415	$(8,732)

Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line AUM from June 30, 2022 to September 30, 2022:

($ in millions)
June 30, 2022	$171,541
New Capital Raised	1,006
Distributions and Other	(4,507)
Change in Value	(2,570)
September 30, 2022	$165,470

AUM for the Private Equity business line was $165.5 billion at September 30, 2022, a decrease of $6.0 billion, compared to $171.5 billion at June 30, 2022.

The decrease was primarily attributable to distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI, Asian Fund III, and 2006 Fund, and to a lesser extent, a decrease in investment value at Americas Fund XII, Asian Fund III, and Asian Fund II. Partially offsetting these decreases was new capital raised for Global Impact Fund II and Next Generation Technology Growth Fund III.

For the three months ended September 30, 2022, the value of our traditional private equity investment portfolio decreased 4%. This was comprised of a 19% decrease in share prices of various publicly held investments and a 2% decrease in value of our privately held investments, as discussed further below. For the three months ended September 30, 2022, the value of our growth equity portfolio increased 2% and our core private equity investment portfolio remained flat. See "Business Environment" for more information about certain factors that impact our business, financial performance, operating results and valuations.
The most significant decreases in share prices of our publicly held private equity investments were decreases in Applovin Corporation (NASDAQ: APP), GoTo Group (IDX: GOTO), and Brightview Holdings, Inc. (NYSE: BV). These decreases were partially offset by increases in share prices of various publicly held investments. The most significant of these were increases in J.B. Chemicals and Pharmaceuticals Ltd. (NYSE: JBCP) and Fiserv, Inc. The prices of publicly held companies may experience volatile changes following the reporting period.

The most significant decreases in the value of our privately held investments related to Kokusai Electric Corporation (manufacturing sector), PetVet Care Centers, LLC, and Global Medical Response, Inc. (health care sector) These decreases in value were partially offset by increases in value relating primarily to OneStream Software, LLC (technology sector), USI, Inc., and Minnesota Rubber and Plastics (industrial sector). The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by economic outlook and market environment. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) with respect to Minnesota Rubber and Plastics, an increase in valuation reflecting an agreement to exit the investment.

For the three months ended September 30, 2021, the value of our traditional private equity investment portfolio increased 9%. This was comprised of a 11% increase in the value of our privately held investments and a 2% increase in share prices of various publicly held investments. For the three months ended September 30, 2021, the value of our growth equity and core equity investment portfolios increased 8% and 7%, respectively.

The most significant increase in the value of our privately held investments related to Kokusai Electric Corporation, PetVet Care Centers, LLC, and Internet Brands, Inc. These increases in value were partially offset by decreases in value relating primarily to Magneti Marelli (industrial sector), Upfield (consumer products), and Monterra Energy (energy sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and (iv) with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to sell a minority stake in the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, which were influenced by the impact of COVID-19 on the economic outlook and overall market environment.

The most significant increases in share prices of various publicly held investments were increases in Max Healthcare Institute Limited, Darktrace Limited, and ForgeRock, Inc. (NYSE: FORG). These increases were partially offset by decreases in share prices of various publicly held investments. The most significant of these were decreases in AppLovin Corporation, KnowBe4, Inc. (NASDAQ: KNBE), and BridgeBio Pharma, Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "Business Environment—Equity and Credit Markets" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.

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

Real Assets
The following table reflects the changes in our Real Assets business line AUM from June 30, 2022 to September 30, 2022:

($ in millions)
June 30, 2022	$113,789
New Capital Raised	5,721
Acquisitions and Other(1)	1,049
Distributions and Other	(1,812)
Change in Value	(976)
September 30, 2022	$117,771
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

AUM for the Real Assets business line was $117.8 billion at September 30, 2022, an increase of $4.0 billion, compared to $113.8 billion at June 30, 2022.

The increase was primarily attributable to (i) new capital raised from Global Atlantic, Asia Pacific Infrastructure Investors II, and Diversified Core Infrastructure Fund, and to a lesser extent (ii) changing the fee base for Global Atlantic's management fees from fair market value to book value. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors for Global Infrastructure Investors III, and to a lesser extent, the decrease in value primarily due to the impact of the decline in the value of the Japanese yen associated with assets managed by KJRM.

For the three months ended September 30, 2022, the value of our real estate portfolio decreased 1%, and the value of our infrastructure and energy investment portfolios remained flat. See "Business Environment" for more information about certain factors that impact our business, financial performance, operating results and valuations.

The most significant increase in the value of our privately held investments related to University Partners (real estate), FiberCop S.p.A. (infrastructure), and ADNOC Oil Pipelines (infrastructure). These increases in value were partially offset by decreases in value relating primarily to Telefonica Chile S.A. (infrastructure) and Hyperoptic Ltd. (infrastructure). The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables, (ii) an unfavorable business outlook, both influenced by the economic outlook and market environment, and (iii) changes in foreign exchange rates.

For the three months ended September 30, 2021, the value of our real estate, infrastructure and energy investment portfolios increased 11%, 4%, and 3%, respectively.

The most significant increase in the value of our privately held investments related to KRE AIP LLC (real estate), Rocky Mountain Midstream LLC (infrastructure), and Viridor Limited. These increases in value were partially offset by decreases in value relating primarily to Telefonica Chile S.A. The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by the economic outlook and market environment.

Credit and Liquid Strategies

The following table reflects the changes in our Credit and Liquid Strategies business line AUM from June 30, 2022 to September 30, 2022:

($ in millions)
June 30, 2022	$205,362
New Capital Raised	6,709
Acquisitions and Other(1)	7,997
Distributions and Other	(3,791)
Redemptions	(1,420)
Change in Value	(1,879)
September 30, 2022	$212,978
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

AUM in our Credit and Liquid Strategies business line totaled $213.0 billion at September 30, 2022, an increase of $7.6 billion compared to $205.4 billion at June 30, 2022.

The increase was primarily attributable to (i) changing the fee base for Global Atlantic's management fees from fair market value to book value and (ii) new capital raised from various alternative credit funds and Global Atlantic. Partially offsetting these increases were (i) distributions to fund investors at certain leveraged and alternative credit funds, (ii) payments to Global Atlantic policyholders, (iii) redemptions at our hedge fund partnerships, and (iv) a decline in investment value on the assets managed across our alternative credit portfolio.

Fee Paying Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line FPAUM from June 30, 2022 to September 30, 2022:

($ in millions)
June 30, 2022	$98,316
New Capital Raised	2,135
Distributions and Other	(936)
Change in Value	(416)
September 30, 2022	$99,099

FPAUM in our Private Equity business line was $99.1 billion at September 30, 2022, an increase of $0.8 billion, compared to $98.3 billion at June 30, 2022.

The increase was primarily attributable to new capital raised from Global Impact Fund II, our core private equity strategy, and certain multi-strategy investment funds. Partially offsetting this increase were decreases from distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI and Asian Fund III.

Uncalled capital commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $19.7 billion at September 30, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Real Assets
The following table reflects the changes in our Real Assets business line FPAUM from June 30, 2022 to September 30, 2022:

($ in millions)
June 30, 2022	$93,258
New Capital Raised	9,764
Acquisitions and Other(1)	1,049
Distributions and Other	(1,353)
Net Changes in Fee Base of Certain Funds	(1,125)
Change in Value	(1,239)
September 30, 2022	$100,354
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

FPAUM in our Real Assets business line was $100.4 billion at September 30, 2022, an increase of $7.1 billion, compared to $93.3 billion at June 30, 2022.

The increase was primarily attributable to (i) new capital raised in Asia Pacific Infrastructure Investors II and by Global Atlantic and (ii) changing the fee base for Global Atlantic's management fees from fair market value to book value. Partially offsetting these increases were (i) the decrease in value primarily due to the impact of the decline in the value of the Japanese yen associated with the assets managed by KJRM, (ii) a change in fee base of Asia Pacific Infrastructure Investors as a result of it entering its post investment period, during which we earn fees on invested capital rather than committed capital, and (iii) payments to Global Atlantic policyholders and distributions to fund investors.

Uncalled capital commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $11.9 billion at September 30, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in our Credit and Liquid Strategies business line FPAUM from June 30, 2022 to September 30, 2022:

($ in millions)
June 30, 2022	$192,896
New Capital Raised	4,392
Acquisitions and Other(1)	7,997
Distributions and Other	(4,103)
Redemptions	(1,420)
Change in Value	(1,588)
September 30, 2022	$198,174
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

FPAUM in our Credit and Liquid Strategies business line was $198.2 billion at September 30, 2022, an increase of $5.3 billion, compared to $192.9 billion at June 30, 2022.

The increase was primarily attributable to (i) changing the fee base for Global Atlantic's management fees from fair market value to book value and (ii) new capital raised from Global Atlantic, various alternative credit funds, and our hedge fund partnership, Marshall Wace. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) distributions to fund investors at certain leveraged and alternative credit funds, (iii) redemptions at our hedge fund partnerships, and (iv) a decline in investment value on the assets managed across our credit portfolio.

Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $11.0 billion at September 30, 2022. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.7%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Uncalled Commitments

Private Equity

As of September 30, 2022, our Private Equity business line had $66.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $71.0 billion as of June 30, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new commitments from fund investors.

Real Assets

As of September 30, 2022, our Real Assets business line had $31.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $31.9 billion as of June 30, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, partially offset by new commitments from fund investors.

Credit and Liquid Strategies

As of September 30, 2022, our Credit and Liquid Strategies business line had $14.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $12.5 billion as of June 30, 2022. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Capital Invested
Private Equity
    For the three months ended September 30, 2022, our Private Equity business line had $4.0 billion of capital invested as compared to $6.3 billion for the three months ended September 30, 2021. The decrease was driven primarily by a $2.4 billion decrease in capital invested in our traditional private equity strategy. During the three months ended September 30, 2022, 85% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in North America, 13% was in the Asia-Pacific region and 2% was in Europe. The number of large private equity investments made in any quarter is volatile and, consequently, a significant amount of capital invested in one quarter or a few quarters may not be indicative of a similar level of capital deployment in future quarters.
Real Assets
    For the three months ended September 30, 2022, our Real Assets business line had $4.6 billion of capital invested as compared to $8.4 billion for the three months ended September 30, 2021. The decrease was driven primarily by a $2.6 billion decrease in capital invested in our infrastructure strategy and a $1.1 billion decrease in our real estate strategy. During the three months ended September 30, 2022, 61% of capital deployed in real assets was in transactions in North America, 32% was in Europe, and 7% was in the Asia-Pacific region.
Credit and Liquid Strategies
For the three months ended September 30, 2022, our Credit and Liquid Strategies business line had $7.0 billion of capital invested as compared to $9.7 billion for the three months ended September 30, 2021. The decrease was primarily due to a lower level of capital deployed across our direct lending strategies. During the three months ended September 30, 2022, 86% of capital deployed was in transactions in North America, 11% was in Europe, and 3% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Net Investment Income	$1,054,757	$771,982	$282,775
Net Cost of Insurance	(642,443)	(436,415)	(206,028)
General, Administrative and Other	(161,242)	(139,489)	(21,753)
Pre-tax Insurance Operating Earnings	251,072	196,078	54,994
Income Taxes	(44,468)	(9,046)	(35,422)
Net Income Attributable to Noncontrolling Interests	(79,582)	(72,043)	(7,539)
Insurance Segment Operating Earnings	$127,022	$114,989	$12,033

Insurance segment operating earnings

Insurance segment operating earnings increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to higher net investment income. Higher net investment income was primarily due to (i) an increase in average assets under management due to growth of the business, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets. The increase due to net investment income was offset in part by (i) higher net cost of insurance, primarily due to the growth in both our individual market and institutional market channels and higher funding costs on new business, (ii) a corresponding increase in general and administrative expenses, and (iii) an increase in income tax expense.

Net investment income

Net investment income increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) growth in portfolio yields due to higher market interest rates on floating rate investments, (ii) rotation into higher yielding assets, and (iii) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth.

Net cost of insurance
Net cost of insurance increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher funding costs on new business originated, and offset by the impact of assumption review (as described in “ –Notable Items–Assumption Review” above).

General, administrative and other expenses

General and administrative expenses increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) increased employee compensation and benefits related expenses, (ii) increased professional service fees, and (iii) increased TPA policy servicing fees, all due to growth of the business.
Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits for the three months ended September 30, 2021.
Net income (loss) attributable to non-controlling interests

Net income (loss) attributable to non-controlling interests increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 proportional to the increase in insurance segment operating earnings for the comparable period. Net income (loss) attributable to non-controlling interests represent the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$958,928	$1,067,839	$(108,911)
Insurance Segment Operating Earnings	127,022	114,989	12,033
Distributable Operating Earnings	1,085,950	1,182,828	(96,878)

Interest Expense	(83,335)	(63,446)	(19,889)
Preferred Dividends	—	(2,519)	2,519
Net Income Attributable to Noncontrolling Interests	(4,932)	(6,072)	1,140
Income Taxes Paid	(173,949)	(185,645)	11,696
After-tax Distributable Earnings	$823,734	$925,146	$(101,412)

Distributable Operating Earnings
The decrease in distributable operating earnings for the three months ended September 30, 2022 compared to the prior period is primarily due to a lower level of asset management segment operating earnings partially offset by a higher level of insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
    The increase in interest expense for the three months ended September 30, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries subsequent to September 30, 2021.
Preferred Dividends
    The decrease in preferred dividends for the three months ended September 30, 2022 compared to the prior period was attributable to the redemption of all of our Series A and B preferred stock.
Income Taxes Paid
    The decrease in income taxes paid for the three months ended September 30, 2022 compared to the prior period was primarily due to a lower level of asset management segment operating earnings.
After-tax Distributable Earnings

The decrease in after-tax distributable earnings for the three months ended September 30, 2022 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense, partially offset by lower income taxes paid as described above.

The amount of tax benefit from equity-based compensation included in income taxes paid for the three months ended September 30, 2022 and 2021 was $18.3 million and $9.5 million, respectively, and its inclusion in after-tax distributable earnings had the effect of increasing this measure by 2% and 1%, respectively.

Analysis of Asset Management Segment Operating Results

The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics as of and for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Management Fees	$1,950,389	$1,478,878	$471,511
Transaction and Monitoring Fees, Net	580,794	645,108	(64,314)
Fee Related Performance Revenues	71,974	34,760	37,214
Fee Related Compensation	(585,748)	(485,760)	(99,988)
Other Operating Expenses	(409,489)	(309,483)	(100,006)
Fee Related Earnings	1,607,920	1,363,503	244,417
Realized Performance Income	1,837,925	1,222,403	615,522
Realized Performance Income Compensation	(1,180,990)	(797,965)	(383,025)
Realized Investment Income	911,221	1,277,701	(366,480)
Realized Investment Income Compensation	(136,683)	(191,663)	54,980
Asset Management Segment Operating Earnings	$3,039,393	$2,873,979	$165,414

Management Fees

The following table presents management fees by business line:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Management Fees
Private Equity	$876,517	$694,924	$181,593
Real Assets	494,172	296,032	198,140
Credit and Liquid Strategies	579,700	487,922	91,778
Total Management Fees	$1,950,389	$1,478,878	$471,511

The increase in Private Equity business line management fees was primarily attributable to management fees earned from North America Fund XIII and European Fund VI. The increase was partially offset by a decrease in management fees earned from European Fund V and Americas Fund XII as a result of entering their post-investment periods and, consequently, we now earn fees based on capital invested rather than capital committed and at a lower fee rate.

The increase in Real Assets business line management fees was primarily due to (i) management fees earned from Global Infrastructure Investors IV, (ii) an increase in management fees earned from Global Atlantic and (iii) management fees earned on assets managed by KJRM, which we acquired in 2022. These increases were partially offset by a decrease in management fees earned from Global Infrastructure Investors III as a result of entering its post-investment period and, consequently, we now earn fees based on capital invested rather than capital committed.

The increase in Credit and Liquid Strategies business line management fees was primarily attributable to (i) an increase in management fees earned from Global Atlantic and (ii) a higher level of management fees from FSK, our business development company.

Transaction and Monitoring Fees, Net

The following table presents transaction and monitoring fees, net by business line:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$91,301	$96,443	$(5,142)
Real Assets	15,929	12,896	3,033
Credit and Liquid Strategies	17,642	8,569	9,073
Capital Markets	455,922	527,200	(71,278)
Total Transaction and Monitoring Fees, Net	$580,794	$645,108	$(64,314)

Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The decrease in transaction fees was primarily due to a decrease in the number of capital markets transactions for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Overall, we completed 194 capital markets transactions for the nine months ended September 30, 2022, of which 22 represented equity offerings and 172 represented debt offerings, as compared to 225 transactions for the nine months ended September 30, 2021, of which 41 represented equity offerings and 184 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

    Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the nine months ended September 30, 2022, approximately 16% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 25% for the nine months ended September 30, 2021. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the nine months ended September 30, 2022, approximately 39% of our transaction fees were generated outside of North America as compared to approximately 36% for the nine months ended September 30, 2021. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

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

The increase in Credit and Liquid Strategies business line transaction and monitoring fees, net was primarily attributable to a greater portion of transactions fees that were not required to be shared with our fund investors or Global Atlantic in the current period.

The decrease in our Private Equity business line transaction and monitoring fees, net, was primarily attributable to a lower level of transaction fees. During the nine months ended September 30, 2022, there were 55 transaction fee-generating investments that paid an average fee of $5.6 million compared to 56 transaction fee-generating investments that paid an average fee of $4.9 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2022, approximately 50% of Private Equity transaction fees were paid by companies in North America, 26% were paid from companies in Europe, and 24% were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the amount of the fees as set forth in the governing agreements, the complexity of the transaction, and KKR's role in the transaction.

Fee Related Performance Revenues

The following table presents fee related performance revenues by business line:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	42,709	4,821	37,888
Credit and Liquid Strategies	29,265	29,939	(674)
Total Fee Related Performance Revenues	$71,974	$34,760	$37,214

Fee related performance revenues represent performance fees that are (i) to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from FSK (our business development company), KPPA (our open-ended core real estate fund), KREST (our registered closed-end real estate equity fund) and KREF (our real estate credit investment trust). Fee related performance revenues were higher for the nine months ended September 30, 2022 compared to the prior period primarily due to performance revenues earned from KPPA in the current period.

Fee Related Compensation
The increase in fee related compensation for the nine months ended September 30, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.

Other Operating Expenses

The increase in other operating expenses for the nine months ended September 30, 2022 compared to the prior period was primarily due to (i) a higher level of professional fees, information technology and other administrative costs and (ii) an increase in travel related expenses as a result of COVID-19 pandemic travel restrictions being reduced.

Fee Related Earnings

The increase in fee related earnings for the nine months ended September 30, 2022 compared to the prior period is primarily due to a higher level of management fees from our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and a higher level of fee related performance revenues, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income

The following table presents realized performance income by business line:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Realized Performance Income
Private Equity	$1,722,529	$1,112,541	$609,988
Real Assets	97,244	57,225	40,019
Credit and Liquid Strategies	18,152	52,637	(34,485)
Total Realized Performance Income	$1,837,925	$1,222,403	$615,522

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Private Equity
North America Fund XI	$926,496	$365,772	$560,724
Core Investment Vehicles	262,219	80,937	181,282
2006 Fund	144,764	215,741	(70,977)
Americas Fund XII	122,277	207,559	(85,282)
Asian Fund III	104,601	110,515	(5,914)
European Fund IV	86,233	43,976	42,257
Co-Investment Vehicles and Other	51,883	68,252	(16,369)
Next Generation Technology Growth Fund	—	18,160	(18,160)
European Fund III	—	353	(353)
Total Realized Carried Interest (1)	1,698,473	1,111,265	587,208

Incentive Fees	24,056	1,276	22,780
Total Realized Performance Income	$1,722,529	$1,112,541	$609,988

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$88,742	$—	$88,742
Global Infrastructure Investors II	8,502	36,215	(27,713)
Real Estate Partners Europe	—	14,690	(14,690)
Co-Investment Vehicles and Other	—	3,283	(3,283)
Global Infrastructure Investors	—	3,037	(3,037)
Total Realized Carried Interest (1)	97,244	57,225	40,019

Incentive Fees	—	—	—
Total Realized Performance Income	$97,244	$57,225	$40,019

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Vehicles	$4,153	$15,336	$(11,183)
Total Realized Carried Interest (1)	4,153	15,336	(11,183)

Incentive Fees	13,999	37,301	(23,302)
Total Realized Performance Income	$18,152	$52,637	$(34,485)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.

Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Equity business line for the nine months ended September 30, 2022 consisted primarily of realized proceeds from the sales of our investments in Internet Brands, Inc. and CHI Overhead Doors, Inc. held by North America Fund XI and performance income from our core investment vehicles.

Realized carried interest in our Private Equity business line for the nine months ended September 30, 2021 consisted primarily of realized proceeds from the sales of our investments in The Bountiful Company, Ingersoll Rand Inc., Academy Sports & Outdoors Inc. and Endeavor Group Holdings, Inc. (NASDAQ: EDR).

Realized carried interest in our Real Assets business line for the nine months ended September 30, 2022 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.

Realized carried interest in our Real Assets business line for the nine months ended September 30, 2021 consisted primarily of realized proceeds from (i) the sale of our infrastructure investment, Calisen PLC (LSE: CLSN LN) and (ii) dividends received from and sales of various investments in our European real estate strategy.

Realized carried interest in our Credit and Liquid Strategies business line decreased for the nine months ended September 30, 2022 compared to the prior period as a result of a lower level of realization activity at certain leveraged credit investment funds from which we are eligible to receive carried interest.

Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a third party asset management firm.

Incentive fees in our Private Equity business line increased for the nine months ended September 30, 2022 compared to the prior period as a result of incentive fees being earned from certain levered multi-asset investment vehicles in 2022. Incentive fees in our Credit and Liquid Strategies business line decreased for the nine months ended September 30, 2022 compared to the prior period as a result of a lower level of performance fees earned from our hedge fund partnership, Marshall Wace.

Realized Performance Income Compensation

The increase in realized performance income compensation for the nine months ended September 30, 2022 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.

Realized Investment Income

The following table presents realized investment income from our Principal Activities business line:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$435,260	$1,026,310	$(591,050)
Interest Income and Dividends	475,961	251,391	224,570
Total Realized Investment Income	$911,221	$1,277,701	$(366,480)
The decrease in realized investment income is due to a lower level of net realized gains partially offset by a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
    For the nine months ended September 30, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., Internet Brands, Inc., CHI Overhead Doors, Inc., and Viridor Limited. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on an alternative credit investment, (ii) a realized loss on an underwritten debt offering transaction, and (iii) realized losses from the sales of revolving credit facilities.
    For the nine months ended September 30, 2021, net realized gains were comprised of realized gains primarily from the sale of our investments in FanDuel Inc., Mr. Cooper Group Inc., Fiserv, Inc., The Bountiful Company, and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses related to certain hedging instruments.

    For the nine months ended September 30, 2022, interest income and dividends were comprised of (i) $310.2 million of dividend income primarily from levered multi-asset investment vehicles and our investments in Exact Holdings B.V., Internet Brands, Inc. and Veresen Midstream, and (ii) $165.8 million of interest income primarily from our investments in CLOs.
    For the nine months ended September 30, 2021, interest income and dividends were comprised of (i) $140.3 million of dividend income primarily from distributions received from our real asset investments, including our investment in KREF, as well as dividends received from our investments in Kokusai Electric Corporation, Internet Brands, Inc. and US Foods Holding Corp. (NYSE: USFD) and (ii) $111.1 million of interest income primarily from our investments in CLOs and to a lesser extent our cash balances and other credit investments. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
    For the nine months ended September 30, 2022, total fees attributable to KKR Capstone were $55.7 million and total expenses attributable to KKR Capstone were $59.6 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The decrease in realized investment income compensation for the nine months ended September 30, 2022 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Measures

The following table presents certain key operating and capital metrics as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021	Change
	($ in millions)
Assets Under Management	$496,219	$470,555	$25,664
Fee Paying Assets Under Management	$397,627	$357,389	$40,238
Uncalled Commitments	$112,589	$111,822	$767

The following table presents one of our key capital metrics for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in millions)
Capital Invested	$55,710	$49,833	$5,877

Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line AUM from December 31, 2021 to September 30, 2022:

($ in millions)
December 31, 2021	$173,745
New Capital Raised	15,894
Distributions and Other	(12,539)
Change in Value	(11,630)
September 30, 2022	$165,470

AUM for the Private Equity business line was $165.5 billion at September 30, 2022, a decrease of $8.2 billion, compared to $173.7 billion at December 31, 2021.

The decrease was primarily attributable to distributions to fund investors primarily as a result of realized proceeds, most notably from North America Fund XI, 2006 Fund, and Asian Fund III, and a decrease in investment value from Americas Fund XII, Asian Fund III, and Asian Fund II. Partially offsetting these decreases was new capital raised from a new strategic investor partnership, European Fund VI, and Global Impact Fund II.
For the nine months ended September 30, 2022, the value of our traditional private equity investment portfolio decreased by 14%. This was comprised of a 51% decrease in share prices of various publicly held investments and a 2% decrease in value of our privately held investments. For the nine months ended September 30, 2022, the value of our growth equity investment portfolio decreased 9% and our core equity investment portfolio increased 1%. See "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant decreases in share prices of our publicly held investments were decreases in AppLovin Corporation, Max Healthcare Institute Limited, and PHC Holdings Corporation (TYO: 6523). These decreases were partially offset by increases in share prices of other publicly held investments. The most significant of these was an increase in Hensoldt AG (FRA: HAG). The prices of publicly held companies may experience volatile changes following the reporting period. See "Business Environment—Equity and Credit Markets" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments related to CHI Overhead Doors, Inc., Internet Brands, Inc., and Wella Co. (consumer products sector). These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Kokusai Electric Corporation, Koki Holdings Co., Ltd., and Unzer GmbH (financial services sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) with respect to CHI Overhead Doors, Inc., an increase in valuation reflecting an agreement to exit the investment and (iii) with respect to Internet Brands, Inc. an increase in valuation driven by a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the economic outlook and overall market environment.
For the nine months ended September 30, 2021, the value of our traditional private equity investment portfolio increased by 38%. This was comprised of a 60% increase in share prices of various publicly held investments and a 31% increase in value of our privately held investments. For the nine months ended September 30, 2021, the value of our growth equity and core equity investment portfolios increased 58% and 33%, respectively.
The most significant increases in share prices of various publicly held or publicly indexed investments were increases in AppLovin Corporation, Max Healthcare Institute Limited, and J.B. Chemicals and Pharmaceuticals Ltd. These increases were partially offset by decreases in share prices of various publicly held investments. The most significant of these was an increase in Fiserv, Inc. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period. See "Business Environment—Equity and Credit Markets" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments related to increases in Kokusai Electric Corporation, PetVet Care Centers, LLC, and Internet Brands, Inc. These increases in value on our privately held investments were partially offset by decreases in value relating primarily to Magneti Marelli, Upfield, and Channel Control Merchants (retail sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, (iii) transactional activity related to new rounds of funding, and with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to sell a minority stake in the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment.

Real Assets
The following table reflects the changes in our Real Assets business line AUM from December 31, 2021 to September 30, 2022:

($ in millions)
December 31, 2021	$83,303
New Capital Raised	26,947
Acquisitions and Other(1)	13,779
Distributions and Other	(4,990)
Change in Value	(1,268)
September 30, 2022	$117,771
(1)Reflects the AUM of KJRM at closing of $12,730 million and represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

AUM for the Real Assets business line was $117.8 billion at September 30, 2022, an increase of $34.5 billion, compared to $83.3 billion at December 31, 2021.

The increase was primarily attributable to (i) assets managed by KJRM, which we acquired in 2022 and (ii) new capital raised by Global Atlantic and Asia Pacific Infrastructure Investors II. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Real Estate Partners Americas II.
For the nine months ended September 30, 2022, the value of our energy investment portfolio increased by 22%, the value of our real estate investment portfolio increased by 11%, and the value of our infrastructure investment portfolio increased 4%. See "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments related to Viridor Limited, Galaxy Investments II Pte. Ltd. (infrastructure), Metronet Holdings, LLC. (infrastructure) and Mirastar Logistics (real estate). These increases in value were partially offset by decreases in value relating primarily to Hyperoptic Ltd. The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by economic outlook and market environment and (iii) changes in foreign exchange rates.
The most significant increases in share prices of our publicly held investments were increases in Crescent Energy Company (NYSE: CRGY). These increases were partially offset by decreases in share prices of other publicly held investments. The most significant of these was a decrease in First Gen Corporation (PM: FGEN). The prices of publicly held companies may experience volatile changes following the reporting period. See "Business Environment—Equity and Credit Markets" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
For the nine months ended September 30, 2021, the value of our energy investment portfolio increased by 21%, the value of our real estate investment portfolio increased by 23%, and the value of our infrastructure investment portfolio increased 10%.
The most significant increases in the value of our privately held investments related to Telxius Telecom, S.A., KRE AIP LLC, and Viridor Limited. These increases in value were partially offset by decreases in value relating primarily to Colonial Enterprises, Inc. (infrastructure) and Cascade Senior Living Portfolio (real estate). The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by economic outlook and market environment.

Credit and Liquid Strategies
The following table reflects the changes in our Credit and Liquid Strategies business line AUM from December 31, 2021 to September 30, 2022:

($ in millions)
December 31, 2021	$213,507
New Capital Raised	22,120
Acquisitions and Other(1)	7,997
Distributions and Other	(11,406)
Redemptions	(4,088)
Change in Value	(15,152)
September 30, 2022	$212,978
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

AUM in our Credit and Liquid Strategies business line totaled $213.0 billion at September 30, 2022, a decrease of $0.5 billion compared to AUM of $213.5 billion at December 31, 2021.

The decrease was primarily attributable to (i) a decline in investment value on the assets managed across our alternative credit portfolio, including for Global Atlantic and our strategic partnerships, (ii) distributions to fund investors at certain alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was new capital raised by or from (i) various leveraged and alternative credit funds, (ii) Global Atlantic, (iii) our hedge fund partnerships, (iv) new CLO issuances and (v) the change in fee base for Global Atlantic's management fees from fair market value to book value.

See also "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management

Private Equity

The following table reflects the changes in our Private Equity business line FPAUM from December 31, 2021 to September 30, 2022:

($ in millions)
December 31, 2021	$87,890
New Capital Raised	17,272
Distributions and Other	(3,405)
Net Changes in Fee Base of Certain Funds	(1,573)
Change in Value	(1,085)
September 30, 2022	$99,099

FPAUM in our Private Equity business line was $99.1 billion at September 30, 2022, an increase of $11.2 billion, compared to $87.9 billion at December 31, 2021.

The increase was primarily attributable to new capital raised from European Fund VI, Global Impact Fund II, and new investment vehicles for Internet Brands, Inc. Partially offsetting this increase were decreases from (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI and Asian Fund II, and (ii) a change in fee base for European Fund V as a result of these funds entering its post investment period, during which we earn fees on invested capital rather than committed capital.

Real Assets

The following table reflects the changes in our Real Assets business line FPAUM from December 31, 2021 to September 30, 2022:

($ in millions)
December 31, 2021	$66,965
New Capital Raised	28,826
Acquisitions and Other(1)	13,779
Distributions and Other	(3,626)
Net Changes in Fee Base of Certain Funds	(1,125)
Change in Value	(4,465)
September 30, 2022	$100,354
(1)Reflects the AUM of KJRM at closing of $12,730 million and represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

FPAUM in our Real Assets business line was $100.4 billion at September 30, 2022, an increase of $33.4 billion, compared to $67.0 billion at December 31, 2021.

The increase was primarily attributable to (i) assets managed by KJRM, which we acquired in 2022, and (ii) new capital raised by Global Atlantic, Asia Pacific Infrastructure Investors II, and Diversified Core Infrastructure Fund. Partially offsetting these increases were (i) the decrease in value primarily due to the impact of the decline in the value of the Japanese yen associated with the assets managed by KJRM, (ii) payments to Global Atlantic policyholders and our fund investors and (iii) a change in fee base for Asia Pacific Infrastructure Investors as a result of entering its post investment period, during which we earn fees on invested capital rather than committed capital.

Credit and Liquid Strategies

The following table reflects the changes in our Credit and Liquid Strategies business line FPAUM from December 31, 2021 to September 30, 2022:

($ in millions)
December 31, 2021	$202,534
New Capital Raised	17,172
Acquisitions and Other(1)	7,997
Distributions and Other	(11,128)
Redemptions	(4,088)
Change in Value	(14,313)
September 30, 2022	$198,174
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.

FPAUM in our Credit and Liquid Strategies business line was $198.2 billion at September 30, 2022, a decrease of $4.3 billion compared to $202.5 billion at December 31, 2021.

The decrease was primarily attributable to (i) a decline in investment value in assets managed across our credit portfolio, including for Global Atlantic, (ii) distributions to fund investors at certain leveraged and alternative credit funds, (iii) payments to Global Atlantic policyholders and (iv) redemptions at our hedge fund partnerships. Partially offsetting these decreases was (i) new capital raised from Global Atlantic, various leveraged and alternative credit funds and our hedge fund partnerships and (ii) changing the fee base for Global Atlantic's management fees from fair market value to book value.

See "Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Equity
As of September 30, 2022, our Private Equity business line had $66.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $66.3 billion as of December 31, 2021. The increase was primarily attributable to new capital commitments from fund investors, which were partially offset by capital called from fund investors to make investments during the period.
Real Assets
As of September 30, 2022, our Real Assets business line had $31.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $35.2 billion as of December 31, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of September 30, 2022, our Credit and Liquid Strategies business line had $14.7 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.3 billion as of December 31, 2021. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
    For the nine months ended September 30, 2022, $14.1 billion of capital was invested by our Private Equity business line, as compared to $11.8 billion for the nine months ended September 30, 2021. The increase was driven primarily by a $2.3 billion increase in capital invested in our traditional private equity strategy. During the nine months ended September 30, 2022, 60% of capital deployed in private equity was in transactions in North America, 20% was in Europe, and 20% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
    For the nine months ended September 30, 2022, $21.7 billion of capital was invested by our Real Assets business line, as compared to $15.2 billion for the nine months ended September 30, 2021. The increase was driven primarily by a $3.7 billion increase in capital invested in our real estate strategy and a $1.9 billion increase in capital invested in our infrastructure strategy. During the nine months ended September 30, 2022, 77% of capital deployed in real assets was in transactions in North America, 14% was in Europe, and 9% was in the Asia-Pacific region.
Credit and Liquid Strategies
    For the nine months ended September 30, 2022, $19.8 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $22.8 billion for the nine months ended September 30, 2021. The decrease was primarily due to a lower level of capital deployed across our direct lending and SIG strategies. During the nine months ended September 30, 2022, 88% of capital deployed was in transactions in North America, 9% was in Europe, and 3% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results

As discussed above, our insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. For the nine months ended September 30, 2021, the results of our insurance segment is from the acquisition date, February 1, 2021, through September 30, 2021.

The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Net Investment Income	$2,881,567	$1,977,383	$904,184
Net Cost of Insurance	(1,664,664)	(1,076,566)	(588,098)
General, Administrative and Other	(472,795)	(338,325)	(134,470)
Pre-tax Insurance Operating Earnings	744,108	562,492	181,616
Income Taxes	(125,927)	(63,148)	(62,779)
Net Income Attributable to Noncontrolling Interests	(238,118)	(193,570)	(44,548)
Insurance Segment Operating Earnings	$380,063	$305,774	$74,289

Insurance segment operating earnings

Insurance segment operating earnings increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021 and (ii) higher net investment income resulting from an increase in average assets under management due to growth of the business. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both our individual market and institutional market channels, (ii) a corresponding increase in general and administrative expenses, and (iii) an increase in income tax expense.
Net investment income

Net investment income increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, (iii) rotation into higher yielding assets, and (iv) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth.

Net cost of insurance
Net cost of insurance increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (iii) higher funding costs on new business originated, and offset by the impact of assumption review (as described in “ –Notable Items–Assumption Review” above).

General, administrative and other expenses

General and administrative expenses increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to (i) one less month of activity reported in the prior period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits-related expenses, (iii) increased professional service fees, and (iv) increased TPA policy servicing fees, all due to growth of the business.

Income taxes

Insurance segment income tax expense reflects the annual estimated effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits for the prior year period.
Net Income attributable to non-controlling interests

Net income attributable to non-controlling interests increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is proportional to the increase in insurance segment operating earnings for the comparable period. Net income attributable to non-controlling interests represent the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures

The following is a discussion of our Non-GAAP performance measures for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$3,039,393	$2,873,979	$165,414
Insurance Segment Operating Earnings	380,063	305,774	74,289
Distributable Operating Earnings	3,419,456	3,179,753	239,703

Interest Expense	(229,414)	(185,100)	(44,314)
Preferred Dividends	—	(19,201)	19,201
Net Income Attributable to Noncontrolling Interests	(17,083)	(14,678)	(2,405)
Income Taxes Paid	(540,909)	(449,814)	(91,095)
After-tax Distributable Earnings	$2,632,050	$2,510,960	$121,090

For the nine months ended September 30, 2021, the results of our insurance segment above are from February 1, 2021 (closing date of the GA Acquisition) through September 30, 2021.

Distributable Operating Earnings
The increase in distributable operating earnings for the nine months ended September 30, 2022 compared to the prior period is primarily due to a higher level of asset management segment operating earnings and insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."

Interest Expense
The increase in interest expense for the nine months ended September 30, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries subsequent to September 30, 2021.
Preferred Dividends
    The decrease in preferred dividends for the nine months ended September 30, 2022 compared to the prior period was attributable to the redemption of all of our Series A and B preferred stock.
Income Taxes Paid
    The increase in income taxes paid for the nine months ended September 30, 2022 compared to the prior period was primarily due to a higher level of asset management segment operating earnings.

After-tax Distributable Earnings

The increase in after-tax distributable earnings for the nine months ended September 30, 2022 compared to the prior period was primarily due to a higher level of distributable operating earnings, partially offset by an increase in income taxes paid and interest expense, as discussed above.

For the nine months ended September 30, 2022 and 2021, the amount of the tax benefit from equity-based compensation included in income taxes paid was $46.0 million and $89.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% and 4% for the nine months ended September 30, 2022 and 2021.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of September 30, 2022 and December 31, 2021:

		As of
		September 30, 2022	December 31, 2021
		($ in thousands)

(+)	Cash and Short-term Investments	$4,248,213	$4,869,203
(+)	Investments	17,685,528	17,763,542
(+)	Net Unrealized Carried Interest (1)	2,672,647	4,967,401
(+)	Other Assets, Net (2)	6,637,886	4,706,108
(+)	Global Atlantic Book Value	3,563,911	3,372,498

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	6,830,070	5,836,267
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,710,896	2,697,317
(-)	Other Liabilities	1,671,451	774,711
(-)	Noncontrolling Interests	30,759	33,058

	Book Value	$23,616,492	$25,388,882

	Book Value Per Adjusted Share	$26.56	$28.77
	Adjusted Shares	889,121,824	882,589,036
(1)The following table provides net unrealized carried interest by business line:

	As of
	September 30, 2022	December 31, 2021
	($ in thousands)
Private Equity Business Line	$2,352,336	$4,697,134
Real Assets Business Line	220,848	159,709
Credit and Liquid Strategies Business Line	99,463	110,558
Total	$2,672,647	$4,967,401
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships and (iii) the net assets of KJRM.
Book value per adjusted share decreased 8% from December 31, 2021. The decrease was primarily attributable to (i) a reduction in net unrealized carried interest due to the reversal of previously recognized carried interest from our carried interest eligible investment funds, most notably Americas Fund XII and Asian Fund II, (ii) a reduction in the value of our asset management segment investments of 5% (iii) repurchases of our common stock and (iv) payment of dividends during the period. Partially offsetting these decreases was the positive impact of our after-tax distributable earnings recognized during the period. For a further discussion, see "—Unaudited Consolidated Results of Operations (GAAP Basis) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in KKR's investment portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures— After-tax

Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."
The following table presents the holdings of our investments in the asset management segment by asset class as of September 30, 2022. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of September 30, 2022
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Traditional Private Equity	$1,805,833	$3,277,068	18.5%
Core Private Equity	2,685,259	5,436,110	30.7%
Growth Equity	292,429	805,866	4.6%
Private Equity Total	4,783,521	9,519,044	53.8%

Energy	894,614	969,901	5.5%
Real Estate	1,815,588	2,146,540	12.1%
Infrastructure	924,238	1,082,905	6.1%
Real Assets Total	3,634,440	4,199,346	23.7%

Leveraged Credit	1,281,300	1,009,867	5.7%
Alternative Credit	882,023	881,922	5.0%
Credit Total	2,163,323	1,891,789	10.7%

Other	2,410,323	2,075,349	11.8%

Total Investments	$12,991,607	$17,685,528	100.0%

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

	As of September 30, 2022
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
USI, Inc.	$531,425	$1,250,310
PetVet Care Centers, LLC	243,211	1,143,092
Heartland Dental, LLC	320,656	833,705
Exact Group B.V.	213,362	468,972
Arnott's Biscuits Limited	250,841	430,578
1-800 Contacts Inc.	300,178	390,217
Internet Brands, Inc.	340,312	373,695
Barracuda Networks, Inc.	344,083	344,083
Crescent Energy Company (NYSE: CRGY)	539,992	341,233
Teaching Strategies, LLC	307,162	307,162
Fiserv, Inc. (NASDAQ: FISV)	127,010	273,049
ERM Worldwide Group Limited	228,710	251,581
Resolution Life Group Holdings, L.P.	262,191	228,659
Roompot B.V.	193,578	212,607
Atlantic Aviation FBO Inc.	170,274	186,672
Viridor Limited	132,023	169,225
The Bay Clubs Company, LLC	160,127	160,127
Veresen Midstream	92,602	152,365
GenesisCare Pty Ltd.	196,104	142,986
PortAventura	155,803	141,831
Total Top 20 Investments	$5,109,644	$7,802,149
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of September 30, 2022. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of September 30, 2022, KKR's pro rata interest in Global Atlantic's book value was $3.6 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of September 30, 2022, 95% and 85% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") and nationally recognized statistical rating organizations ("NRSROs"), respectively. As of December 31, 2021, 97% and 87% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and nationally recognized statistical rating organizations ("NRSROs"), respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of September 30, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 96% and 99% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 44% and 53% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of September 30, 2022. The three largest asset categories in Global Atlantic's available-for-sale fixed-maturity security portfolio as of December 31, 2021 were Corporate, RMBS and CMBS securities, comprising 34%, 6% and

5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 99% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 38% and 62% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 22% and 20% as of September 30, 2022 and December 31, 2021, respectively.
Within the funds withheld receivable at interest portfolio, 96% and 96% of the fixed maturity securities were investment grade by NAIC designation as of September 30, 2022 and December 31, 2021, respectively    .
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
Substantially all of the AFS fixed maturity securities portfolio, 95% and 97% as of September 30, 2022 and December 31, 2021, respectively, were invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% and 3% as of September 30, 2022 and December 31, 2021, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
As of September 30, 2022 and December 31, 2021, the non-rated AFS fixed-maturity securities include $227.2 million and $118.8 million, respectively, of private placement securities for which Global Atlantic has not sought individual ratings from the NRSROs.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of September 30, 2022 and December 31, 2021, 57% and 60%, respectively, of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities.
As of September 30, 2022 and December 31, 2021, 94% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 94% and 95% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of September 30, 2022 and December 31, 2021, 11% and 11% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of September 30, 2022 and December 31, 2021, 94% and 93%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation.
As of September 30, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 31%, 28%, 13% and 11% of the total RMBS portfolio ($6.7 billion), respectively. As of December 31, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 33%, 30%, 14% and 12% of the total RMBS portfolio ($7.7 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of September 30, 2022 and December 31, 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $748.2 million and $80.3 million based on NRSRO rating and $122.1 million and $13.5 million based on NAIC ratings, respectively.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of September 30, 2022 and December 31, 2021, 29% and 23%, respectively, of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of September 30, 2022 and December 31, 2021, 97% and 96% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation, respectively. 100% of the commercial mortgage loan portfolio is in current status.
As of September 30, 2022, 97% of the residential mortgage loan portfolio is in current status, and approximately $179.6 million is over 90 days past due (representing 2% of the total residential mortgage portfolio).
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
The weighted average loan-to-value ratio for residential mortgage loans was 62% and 68% as of September 30, 2022 and December 31, 2021, respectively.
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
Reconciliations to GAAP Measures
    The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and nine months ended September 30, 2022 and 2021:
Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in thousands)
Total GAAP Revenues	$1,858,413	$4,483,365	$3,192,500	$12,182,552
Impact of Consolidation and Other	207,822	134,524	593,340	392,883
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	572,863	(1,526,667)	2,442,080	(5,736,707)
Realized Carried Interest	496,494	413,114	1,799,870	1,183,826
Realized Investment Income	284,979	447,565	911,221	1,277,701
Capstone Fees	(20,748)	(25,178)	(55,743)	(66,286)
Expense Reimbursements	(10,733)	(34,857)	(77,612)	(122,642)
Insurance Adjustments:
Net Premiums	(480,462)	(974,903)	(627,104)	(1,698,912)
Policy Fees	(320,206)	(310,381)	(964,349)	(824,326)
Other Income	(35,632)	(31,938)	(102,888)	(82,160)
Investment Gains and Losses	(11,584)	(156,909)	176,559	83,153
Derivative Gains and Losses	184,303	53,179	945,996	47,151
Total Segment Revenues (1)	$2,725,509	$2,470,914	$8,233,870	$6,636,233
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$(91,646)	$1,131,354	$(993,350)	$4,053,271
Preferred Stock Dividends	17,250	25,203	51,750	88,397
Net Income (Loss) Attributable to Noncontrolling Interests	(5,191)	2,125,088	(39,795)	7,318,218
Income Tax Expense (Benefit)	27,434	379,282	(128,836)	1,161,688
Income (Loss) Before Tax (GAAP)	$(52,153)	$3,660,927	$(1,110,231)	$12,621,574
Impact of Consolidation and Other	92,767	(1,478,384)	(185,329)	(5,000,537)
Equity-based Compensation - KKR Holdings(1)	19,500	8,764	119,834	35,734
Preferred Stock Dividends	—	(2,519)	—	(19,201)
Income Taxes Paid	(173,949)	(185,645)	(540,909)	(449,814)
Asset Management Adjustments:
Net Unrealized (Gains) Losses	233,265	(598,304)	1,734,293	(2,890,326)
Unrealized Carried Interest	1,094,782	(911,156)	3,946,182	(3,872,150)
Unrealized Carried Interest Compensation (Carry Pool)	(468,785)	397,449	(1,629,011)	1,667,447
Strategic Corporate Transaction-Related Charges (2)	17,925	7,362	88,129	17,497
Equity-based Compensation	50,566	44,488	156,259	138,196
Equity-based Compensation - Performance based	58,943	18,022	176,727	50,073
Insurance Adjustments:(3)
Net (Gains) Losses from Investments and Derivatives(3)	(54,585)	(75,241)	(120,033)	183,842
Strategic Corporate Transaction-Related Charges(3)	4,413	3,931	14,120	15,947
Equity-based and Other Compensation(3)	41,102	40,086	94,711	64,061
Amortization of Acquired Intangibles(3)	4,411	4,412	13,235	11,765
Income Taxes(3)	(44,468)	(9,046)	(125,927)	(63,148)
After-tax Distributable Earnings	$823,734	$925,146	$2,632,050	$2,510,960
Interest Expense	83,335	63,446	229,414	185,100
Preferred Stock Dividends	—	2,519	—	19,201
Net Income Attributable to Noncontrolling Interests	4,932	6,072	17,083	14,678
Income Taxes Paid	173,949	185,645	540,909	449,814
Distributable Operating Earnings	$1,085,950	$1,182,828	$3,419,456	$3,179,753
Insurance Segment Operating Earnings	(127,022)	(114,989)	(380,063)	(305,774)
Realized Performance Income	(497,860)	(432,784)	(1,837,925)	(1,222,403)
Realized Performance Income Compensation	322,927	274,955	1,180,990	797,965
Realized Investment Income	(284,979)	(447,565)	(911,221)	(1,277,701)
Realized Investment Income Compensation	42,747	67,142	136,683	191,663
Fee Related Earnings	$541,763	$529,587	$1,607,920	$1,363,503
Insurance Segment Operating Earnings	127,022	114,989	380,063	305,774
Realized Performance Income	497,860	432,784	1,837,925	1,222,403
Realized Performance Income Compensation	(322,927)	(274,955)	(1,180,990)	(797,965)
Realized Investment Income	284,979	447,565	911,221	1,277,701
Realized Investment Income Compensation	(42,747)	(67,142)	(136,683)	(191,663)
Depreciation and Amortization	9,045	6,064	24,411	18,257
Adjusted EBITDA	$1,094,995	$1,188,892	$3,443,867	$3,198,010
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the nine months ended September 30, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts include the portion allocable to noncontrolling interests (~39%).

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	September 30, 2022	December 31, 2021
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$16,335,253	$16,466,372
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	381,772	(1,048,569)
KKR Holdings and Other Exchangeable Securities	181,508	8,595,510
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	5,602,167	259,777
Book Value	$23,616,492	$25,388,882

The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	September 30, 2022	December 31, 2021
GAAP Shares of Common Stock Outstanding	859,833,444	595,663,618
Adjustments:
KKR Holdings Units	—	258,726,163
Exchangeable Securities (1)	2,465,810	1,376,655
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,570	26,822,600
Adjusted Shares (3)	889,121,824	882,589,036

Unvested Equity Awards and Exchangeable Securities (4)	35,300,207	39,000,561
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock on September 30, 2022 and December 31, 2021.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of September 30, 2022 and December 31, 2021.

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

Sources of Liquidity

Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions and funding agreements, including through memberships in Federal Home Loan Banks; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, committed repurchase agreements, uncommitted financing, and other borrowing arrangements. In addition, we may generate cash proceeds from issuances of our or our subsidiaries' equity securities.

Many of our investment funds provide carried interest. With respect to our private equity funds, carried interest is distributed to the general partner of a private equity fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. As of September 30, 2022, certain of our funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. See "Risk Factors—Risks Related to Our Business—Strategic investor partnerships have longer investment periods and invest in multiple strategies, which may increase the possibility of a 'netting hole,' which will result in less carried interest for us, as well as clawback liabilities" in our Annual Report.

As of September 30, 2022, netting holes in excess of $50 million existed at none of our private equity, growth, impact, or infrastructure funds. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.

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

•continue to support and grow our Insurance businesses;

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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of September 30, 2022:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,717
European Fund VI	750
Asian Fund IV	393
North America Fund XIII	389
Global Impact Fund II	145
Health Care Strategic Growth Fund II	137
Next Generation Technology Growth Fund II	26
Other Private Equity Vehicles	1,884
Total Private Equity Commitments	7,441

Real Assets
Asia Pacific Infrastructure Investors II	357
Global Infrastructure Investors IV	345
Asia Real Estate Partners	176
Diversified Core Infrastructure Fund	150
Asia Pacific Infrastructure Investors	107
Real Estate Partners Americas III	96
Real Estate Partners Europe II	78
Real Estate Credit Opportunity Partners II	20
Other Real Assets Vehicles	391
Total Real Assets Commitments	1,720

Credit and Liquid Strategies
Asset-Based Finance Partners	101
Asia Credit	97
Dislocation Opportunities Fund	96
Lending Partners Europe II	13
Lending Partners III	12
Other Credit and Liquid Strategies Vehicles	1,184
Total Credit and Liquid Strategies Commitments	1,503

Total Uncalled Commitments	$10,664
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of September 30, 2022, these commitments amounted to $0.7 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our capital markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to risks, and our risk management strategy may not be effective or sufficient" in our Annual Report.
Tax Receivable Agreement
On May 31, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings units prior to the closing of the Reorganization Mergers. As of September 30, 2022, an undiscounted payable of $400.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed under the tax receivable agreement. As of September 30, 2022, approximately $60.4 million of cumulative cash payments have been made under the tax receivable agreement.

Dividends
A dividend of $0.155 per share of our common stock has been declared and will be paid on November 29, 2022 to holders of record of our common stock as of the close of business on November 14, 2022.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on December 15, 2022 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on December 1, 2022.
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at September 30, 2022 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2022, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 54%, and 8%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2022, less than 2% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of September 30, 2022, approximately 74% of these investments were priced via external sources, while approximately 26% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.

As of September 30, 2022, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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
As of September 30, 2022, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of September 30, 2022, investments which represented greater than 5% of total non-GAAP investments consisted of USI, Inc. and PetVet Care Centers, LLC and valued at $1,250 million and $1,143 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Fiserv, Inc. and Crescent Energy Company. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except for the item disclosed below, there was no material change to our market risks during the three months ended September 30, 2022. For a discussion of our market risks in general, please refer to our Annual Report. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."

Insurance Segment Market Risks

Sensitivities

Interest rate risk

Effect of interest rate sensitivity

In the table below, we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of September 30, 2022 to Global Atlantic's AOCI.

	September 30, 2022
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,126,584)	$1,211,764
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
ITEM 4. CONTROLS AND PROCEDURES.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the Third Quarter of 2022
    As of October 28, 2022, there is approximately $78 million remaining under KKR's share repurchase program.
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
    In addition to the repurchases of common stock described above, subsequent to May 3, 2018, the repurchase program has been used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through September 30, 2022, KKR has paid approximately $608 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 23.1 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the third quarter of 2022, no shares of common stock were repurchased, and no equity awards were retired. From inception of the repurchase program in 2015 through September 30, 2022, we have repurchased or retired a total of approximately 74.1 million shares of common stock under the program at an average price of approximately $26.77 per share.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2022 to July 31, 2022)	—	$—	—	$108,475
Month #2 (August 1, 2022 to August 31, 2022)	—	$—	—	$108,475
Month #3 (September 1, 2022 to September 30, 2022)	—	$—	—	$108,475
Total through September 30, 2022	—

(1) Amounts have been reduced by retirements of equity awards occurring after May 3, 2018. On May 6, 2020, KKR announced the increase to the total available amount under the repurchase program to $500 million. On December 27, 2021, KKR announced the increase to the total available amount under the repurchase program to $500 million. The repurchase program does not have an expiration date.

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
10.1
First Amendment and Lender Joinder Agreement, dated as of September 2, 2022, to Second Amended and Restated Credit Agreement, dated as of August 4, 2021, among Kohlberg Kravis Roberts & Co. L.P., KKR Group Partnership L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and HSBC Bank USA, National Association, as Administrative Agent (with amended credit agreement annexed thereto).

10.2†
First Amendment, dated as of September 23, 2022, to Credit Agreement, dated as of August 4, 2021, among Global Atlantic Financial Limited, Global Atlantic (Fin) Company, the Guarantors party thereto from time to time, the Lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and arrangers party thereto (with amended credit agreement annexed thereto).

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and September 30, 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 8, 2022