Form 10-K
period 2022-12-31
KKR & Co. Inc.
filed 2023-02-27
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2022, was approximately $29.9 billion. As of February 24, 2023, the registrant had 861,107,985 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.
FORM 10-K
For the Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
 This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; expansion and growth opportunities and other synergies resulting from acquisitions, reorganizations or strategic partnerships; the return of balance sheet capital if a fund has a successful fundraise; investment opportunities offered to individual investors to continue to grow and to represent a larger percentage of our assets under management; the estimate of the amounts expected to be owed under the tax receivable agreement; the ability of core private equity investments to generate earnings that compound over a long period of time; and the timing and completion of certain transactions contemplated by the Reorganization Agreement (as defined below) may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in this report. These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise.
References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. References to our “senior principals” are to our senior employees who hold interests in the Series I preferred stockholder, including Mr. Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to "principals" are to our current and former employees who formerly held interests in KKR Holdings L.P. ("KKR Holdings"), which we acquired on May 31, 2022, pursuant to the Reorganization Agreement, as discussed below. References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“KKR Associates Holdings”), in which carry pool participants are limited partners. KKR Associates Holdings is currently not a subsidiary of KKR & Co. Inc.
KKR Group Partnership L.P. ("KKR Group Partnership") is the intermediate holding company that owns the entirety of KKR’s business. Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity interests in KKR Group Partnership, and are net of amounts that have been allocated to carry pool participants and any other holders of minority interests in KKR Group Partnership. References to “KKR Group Partnership” for periods prior to January 1, 2020 refer to KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, which were combined on that date to form KKR Group Partnership. References to a “KKR Group Partnership Unit” refer to (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to prior to January 1, 2020, and (ii) one Class A partner interest in KKR Group Partnership for periods on and after January 1, 2020. “Exchangeable securities” refers to securities that have the right to acquire KKR Group Partnership Units and to exchange them for our shares of common stock. As of the date of this report, our only outstanding exchangeable securities are vested restricted holdings units issued under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan"). In the future, we may issue securities other than restricted holdings units that may constitute exchangeable securities.
On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management, KKR Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below was completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. On May 31, 2022, KKR completed the acquisition of KKR Holdings and the 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to our principals. On the "Sunset Date" (which will occur no later than December 31, 2026), KKR will cancel the Series I preferred stock, establish voting rights for all common stock on a one vote per share basis, and acquire control of the carry pool. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.
KKR’s asset management business is conducted by Kohlberg Kravis Roberts & Co. L.P. and various other subsidiaries of KKR & Co. Inc. other than Global Atlantic. KKR’s insurance business is operated by Global Atlantic, which KKR acquired on February 1, 2021 (the "GA Acquisition"). KJR Management ("KJRM") is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.
References to our "funds" or "vehicles" refer to a wide array of investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and business development companies (each, a "BDC"), unless the context requires otherwise. These references do not include the investment funds, vehicles or accounts of any hedge fund partnership or any other third-party manager with which we have formed a strategic partnership or have acquired a minority ownership interest. Unless the context requires otherwise, references to “fund investors” refers to the third-party investors in our funds and vehicles. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock are convertible, and (iii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"). Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.
In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America. We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, distributable operating earnings, fee related earnings ("FRE"), asset management segment revenues, book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures." This report also uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM") and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Performance Measures and Other Operating Measures."
The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "KKR," "we" and "our" in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries. Any KKR entity (including any Global Atlantic entity) referenced herein is responsible for its own financial, contractual and legal obligations. Additionally, references to "including" are for the purpose of illustration and shall be read to mean "including but not limited to."

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
•geopolitical developments and other local and global events;
•disruptions caused by public health crises, such as COVID-19;
•changes in debt financing markets;
•transition away from LIBOR;
•significant liquidity requirements and sources of liquidity;
•"clawback" provisions in our governing agreements;
•assets we refer to as "perpetual capital" being subject to material reduction;
•high variability in our earnings and cash flow;
•inability to raise additional or successor funds successfully;
•intense competition in the investment management business;
•increasing focus by stakeholders on ESG matters;
•changes in relevant tax laws, regulations and treaties or adverse interpretations by tax authorities;
•our dependence on our founders and other key personnel;
•recruiting, retaining and motivating our employees and other key personnel;
•operational risks, cyber-security failures, data security breaches and compliance with global privacy laws;
•expansion into new investment strategies, geographic markets and businesses;
•ability to syndicate securities or indebtedness and realize returns on balance sheet investments;
•extensive regulation of our businesses, increased regulatory scrutiny, and legislative and regulatory changes;
•federal, state and foreign anti-corruption and trade sanctions laws;
•litigation allegations and negative publicity;
•certain types of investment vehicles with increased risk of litigation and regulatory scrutiny;
•failure to protect intellectual property rights;
•misconduct of our employees, consultants or sub-contractors or by our portfolio companies;
•our capital markets activities;
•use of derivative financial instruments in our risk management strategy; and
•use of third-party service providers.

We are subject to risks related to assets we manage, including risks involving:
•historical returns not being indicative of future results;
•valuation methodologies;
•various market and economic conditions and events outside our control;
•dependence on significant leverage in our investments;
•exposures to, and investments in, leveraged companies or companies experiencing financial or business difficulties;
•limitations inherent in the due diligence process;
•investments in relatively high-risk, illiquid assets;
•risks inherent in our investments, including risks specific to real assets and growth equity investments;
•investments in real assets and emerging and less established companies;
•complex investments, including large-sized investments and non-controlled investments;
•investments in companies that are based outside of the United States;
•third-party investors' contractual obligation to fund capital calls;
•ranking of our equity and debt investments compared to investments made by others;
•hedging transactions and other risk management activities undertaken by us;
•concentration of investments by our funds or by our balance sheet;
•conflicts of interest between our business and our clients;
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
•provisions in our charter limiting the obligation and liability of the Series I preferred stockholder;
•exclusive forum provision included in our charter;
•volatility of market price and trading volume of our common stock;
•assets and revenues of our funds not being directly available to us or our common stockholders;
•large number of shares eligible for future sale and issuable as grants or in acquisitions;
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
•our obligations to pay under a tax receivable agreement;
•potential application of restrictions under the Investment Company Act of 1940;
•reorganizations undertaken by us; and
•anti-takeover provisions in our organizational documents.

We are subject to risks related to Global Atlantic, including risks involving:
•possibility of not achieving the intended benefit of the acquisition;
•interest rate fluctuations, including sustained periods of low or high interest rates and interest rate increases;
•use of derivative financial instruments in Global Atlantic's risk management strategy;
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
•Global Atlantic's actual or perceived financial strength and ratings of Global Atlantic and its subsidiaries;
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
•triggering a recapture event under reinsurance agreements where Global Atlantic's clients may recapture some or all of the assumed business;
•determination of the amount of impairments and allowances for credit losses;
•repurchase and reverse repurchase transactions that subject Global Atlantic to liquidity risks;
•applicability of U.S. federal taxes, changes to U.S. tax laws or Global Atlantic's tax status in Bermuda; and
•insurance and other regulations, including those related to statutory accounting rules, reserves, guaranty association laws and licensing requirements, that apply to Global Atlantic and its insurance subsidiaries.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 690 private equity investments in portfolio companies with a total transaction value in excess of $700 billion as of December 31, 2022. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2022, Global Atlantic served approximately three million policyholders.
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

Our Business
We operate in two segments: our asset management business and our insurance business.
Asset Management
In our asset management business, we have five business lines: (1) Private Equity, (2) Real Assets, (3) Credit and Liquid Strategies, (4) Capital Markets, and (5) Principal Activities. Previously, we had four business lines where Private Equity and Real Assets were reported as one Private Markets business line. In addition, prior to the second quarter of 2022, our Credit and Liquid Strategies business line was named Public Markets. Information about our business lines below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.
As an asset management firm, we earn fees, including management fees and incentive fees, and carried interest for providing investment management and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction fees from capital markets transactions. We earn additional investment income by investing our own capital alongside that of our fund investors and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested. Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of December 31, 2022, approximately 91% of our AUM consists of capital that is either not subject to redemption for at least 8 years from inception or what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "Risks Related to Our Business—AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption, or dividends, and termination" in the "Risk Factors" section of this report. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.
Since our inception, one of our fundamental investment philosophies has been to align the interests of the firm and our employees with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2022, we and our employees and other personnel have approximately $28.1 billion invested in or committed to our own funds and portfolio companies, including $13.0 billion of capital funded from our balance sheet, $10.4 billion of additional capital committed by our balance sheet to our investment funds, $3.2 billion funded from personal investments, and $1.5 billion of additional capital commitments from personal investments.
Private Equity
Overview
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2022, our Private Equity business line had $165.1 billion of AUM, consisting of $115.3 billion in traditional private equity, including $33.7 billion in core equity and $16.1 billion in growth equity, which includes $3.9 billion of impact investments.
We are a world leader in private equity, having raised over 30 private equity funds (including core, growth equity and impact investments). We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community. Our Private Equity business line consists of the following strategies:

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
Core Private Equity. Our core private equity strategy targets investments with a longer holding period and a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable, and typically have lower average leverage over our holding period, than those in our traditional private equity funds. References to our core investment strategy includes core private equity as well as infrastructure and real estate investments. See “—Real Assets” below.
Growth Equity. Since 2016, we have offered growth equity funds that pursue growth equity investment opportunities in the technology, media and telecommunications (TMT) sector. Through this strategy, we focus on emerging, high-growth companies and invest across a variety of sub-sectors including software, security, semiconductors, consumer electronics, internet of things (IoT), information services, business services, internet, digital media, content and communications. Also since 2016, we have offered growth equity funds to pursue growth equity investment opportunities in the health care sector, primarily in the United States and Europe. Our health care growth strategy targets opportunities across various health care sub-sectors, including biopharmaceuticals, medical devices, diagnostics, life science tools, health care providers, healthcare information technology and other services.
Global Impact. Since 2019 we have offered global impact funds, which are focused on identifying and investing behind opportunities across the Americas, Europe and Asia where financial performance and societal impact are intrinsically aligned. Our global impact funds aim to generate private equity-like risk-adjusted returns by investing in small to medium-sized companies that contribute toward one or more of the United Nations Sustainable Development Goals. From time to time, we refer to our growth equity strategy to include the investments from our impact strategy.

Private Equity Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Private Equity business line from December 31, 2018 through December 31, 2022.
Private Equity
Assets Under Management
($ in billions)

$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$81.3
$91.6
$113.5
$173.7
$165.1
2018
2019
2020
2021
2022

The table below presents information as of December 31, 2022, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2022.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$13,231	3%	$5,169	$—	$5,169	$5,349	$—
Americas Fund XII	5/2017	5/2021	13,500	1,579	4%	12,419	5,591	11,150	17,439	1,245
North America Fund XI	11/2012	1/2017	8,718	156	3%	10,024	22,643	2,798	3,722	247
2006 Fund (5)	9/2006	9/2012	17,642	247	2%	17,309	37,336	24	93	11
Millennium Fund (5)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund VI	6/2022	6/2028	7,449	7,449	10%	—	—	—	—	—
European Fund V	7/2019	2/2022	6,322	1,020	2%	5,372	917	5,213	5,951	236
European Fund IV	2/2015	3/2019	3,511	5	6%	3,637	5,122	1,848	2,742	178
European Fund III (5)	3/2008	3/2014	5,503	143	5%	5,360	10,604	669	97	(30)
European Fund II (5)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	9,768	4%	5,008	41	4,940	5,561	—
Asian Fund III	8/2017	7/2020	9,000	1,521	6%	7,909	5,031	6,643	10,826	779
Asian Fund II	10/2013	3/2017	5,825	—	1%	7,185	6,337	3,033	2,164	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	10	1
China Growth Fund (5)	11/2010	11/2016	1,010	—	1%	1,010	1,065	322	169	(17)
Next Generation Technology Growth Fund III	11/2022	11/2028	2,358	2,358	8%	—	—	—	—	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	277	7%	2,008	306	1,860	2,499	120
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	22%	666	870	362	1,055	82
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,414	4%	375	—	375	392	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	292	11%	1,169	196	1,058	1,550	69
Global Impact Fund II	6/2022	6/2028	1,981	1,981	7%	—	—	—	—	—
Global Impact Fund	2/2019	3/2022	1,242	250	8%	1,142	215	1,032	1,610	115
Co-Investment Vehicles and Other	Various	Various	17,595	5,619	Various	12,347	7,880	8,703	10,804	975
Core Investment Vehicles	Various	Various	24,753	12,298	30%	13,293	872	12,934	21,359	215
Unallocated Commitments (6)	N/A	N/A	4,136	4,136	Various	—	—	—	—	—

Total Private Equity			$187,281	$65,748		$127,127	$136,384	$68,243	$93,432	$3,881
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue. For further information on management fee calculations, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid. For further information on management fee calculations, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2022, in the case of commitments.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.

Traditional Private Equity Portfolio
As of December 31, 2022, our traditional private equity portfolio consisted of over 125 companies with approximately $290 billion of annual revenues. These companies are headquartered in over 20 countries and operate in approximately 20 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

Private Equity Investment Process and Fund Characteristics
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

Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2022, the firm has generated approximately $187.7 billion of cash proceeds from the sale of our Private Equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
Each private equity fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments. Our private equity funds since 2012 generally have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our private equity funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds. In addition, the agreements governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Critical Accounting Policies and Estimates - Asset Management—Revenues—Capital Allocation-Based Income (Loss)" and "Risk Factors—The 'clawback' provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
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
Real Assets
Overview
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of December 31, 2022, our Real Assets business line had $118.6 billion of AUM, consisting of $64.4 billion in real estate (of which $35.6 billion is real estate credit and $28.8 billion is real estate equity), $50.5 billion in infrastructure, and $3.7 billion in energy.
Infrastructure
We established a dedicated infrastructure team and strategy in 2008 focused on global investment opportunities with an emphasis on investments in assets and businesses located in the member countries of the Organisation for Economic Co-operation and Development. In January 2020, we expanded our strategy to include investment opportunities in the Asia-Pacific region. Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in sectors such as power and utilities, midstream, energy and energy transition, transportation, asset leasing, water and wastewater, telecommunications infrastructure, and social infrastructure. In 2020, we established the Diversified Core Infrastructure Fund as our first dedicated open-ended core infrastructure fund. Our diversified core infrastructure strategy seeks core infrastructure and infrastructure-related investment opportunities with a focus on investments with predominantly contracted or regulated cash flows in securities, properties and other assets principally located in North America and Western Europe.

Real Estate
Our real estate platform seeks to be a global solutions provider across the capital structure in the real estate industry, focusing on opportunities in the United States, Western Europe and Asia-Pacific including property-level equity, debt and special situations transactions and businesses with significant real estate holdings that can benefit from KKR’s operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction-specific needs, including the purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities.
We have made real estate equity investments in residential and commercial assets. In addition, we have a core plus real estate strategy that seeks to pursue real estate investments through open-ended funds, primarily with the intent of having influence over the real estate assets or companies in which we make investments. Our real estate credit platform provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. These real estate credit strategies are deployed in a variety of ways, including through KKR Real Estate Finance Trust Inc. (NYSE: KREF), a publicly listed U.S. real estate investment trust ("KREF"), and our real estate credit funds which focus on commercial real estate lending and the risk retention tranches of commercial mortgage-backed securities ("CMBS"). We also source real estate investments for our Global Atlantic insurance companies and KKR Real Estate Select Trust Inc., a continuously offered, registered closed-end investment company and U.S. real estate investment trust ("KREST"). In addition, in April 2022 we acquired KJRM, one of the largest Japanese real estate asset managers in Japan. KJRM manages diversified real estate assets including retail, office and mixed used properties through two Tokyo Stock Exchange-listed real estate investment trusts: Japan Metropolitan Fund Investment Corporation and Industrial & Infrastructure Fund Investment Corporation.
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

Real Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Real Assets business line from December 31, 2018 through December 31, 2022.
Real Assets
Assets Under Management (1)
($ in billions)

$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$22.1
$27.7
$35.2
$83.3
$118.6
2018
2019
2020
2021
2022

(1)AUM of acquired businesses are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2022, relating to our current real asset funds for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2022.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Energy Income and Growth Fund II	8/2018	8/2022	$994	$—	20%	$1,187	$193	$1,024	$1,769	$48
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	1,050	1,009	612	—
Natural Resources Fund (5)	Various	Various	887	—	Various	887	132	171	40	—
Global Energy Opportunities	Various	Various	915	62	Various	520	189	320	209	—
Global Infrastructure Investors IV	8/2021	8/2027	16,545	9,671	2%	6,964	88	6,899	6,946	1
Global Infrastructure Investors III	7/2018	6/2021	7,159	1,280	4%	6,144	1,582	5,353	5,921	150
Global Infrastructure Investors II	12/2014	6/2018	3,039	127	4%	3,163	4,515	1,206	1,627	43
Global Infrastructure Investors	9/2010	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	5,645	5,645	6%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	1,702	7%	2,374	424	2,123	2,254	32
Diversified Core Infrastructure Fund	12/2020	(6)	8,374	2,919	6%	5,481	214	5,470	5,673	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,808	5%	2,500	167	2,425	2,428	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	255	8%	1,901	2,489	585	645	51
Real Estate Partners Americas	5/2013	5/2017	1,229	136	16%	1,023	1,408	95	53	(1)
Real Estate Partners Europe II	3/2020	3/2024	2,052	791	10%	1,404	365	1,237	1,173	4
Real Estate Partners Europe	8/2015	12/2019	705	114	9%	671	685	236	276	8
Asia Real Estate Partners	7/2019	7/2023	1,682	1,100	15%	585	10	561	726	7
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	317	5%	656	126	656	654	13
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	418	1,008	1,041	14
Property Partners Americas	12/2019	(6)	2,569	46	19%	2,523	159	2,523	2,970	—
Co-Investment Vehicles and Other	Various	Various	5,684	1,346	Various	4,399	1,762	3,805	3,572	15

Total Real Assets			$72,539	$27,441		$46,414	$18,204	$36,706	$38,589	$385
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue. For further information on management fee calculations, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid. For further information on management fee calculations, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate that prevailed on December 31, 2022, in the case of commitments.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)Open-ended fund.

Real Asset Investment Process and Fund Characteristics
Real Asset Investment Process
Our infrastructure, real estate, and energy vehicles have a similar investment process as that described under "—Private Equity Investment Process and Fund Characteristics." Investment teams for a particular real asset strategy formally present potential investments to the applicable strategy oriented investment committee or the portfolio manager, as applicable, which monitors our due diligence practices and approves an investment before it is made. Our Real Asset strategies also typically have a portfolio management team that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our energy, infrastructure and real estate investment teams typically partner with technical experts and operators to manage our Real Asset investments.
Real Asset Fund Structures
Our traditional infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds generally range from 0.75% to 1.5% on committed capital, invested capital or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.
Our core real estate and infrastructure funds are open-ended and do not have a fixed termination date. They also do not have a specified termination date for making investments. Management fees for such funds generally range from 0.5% to 1.2% of net asset value, subject to certain adjustments. The general partners of such funds are also entitled to incentive fees ranging generally from 5% to 10% of cash flow or net asset value appreciation, subject to performance hurdles. We also provide investment management services to the publicly available entities in our real assets strategy, including KREF, KREST and Crescent Energy. These services are pursuant to a management agreement with specific KKR subsidiaries, which provide for the payment of management fees, generally ranging from 1.25% to 1.50% of their equity value or similar metric, as well as incentive fees.
Private Equity and Real Asset Performance
We take a long-term approach to Private Equity and Real Assets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have approximately doubled the value of capital that has been invested by our Private Equity and Real Assets investment funds, turning $168.0 billion of invested capital into $312.4 billion of value from our inception in 1976 to December 31, 2022.
From our inception in 1976 through December 31, 2022, our Private Equity and Real Assets investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.6%, compared to the 11.7% and 8.9% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and their returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For additional information regarding impact of market conditions on the value and performance of our investments (see our "Risk Factors" for further information).
The table below presents information as of December 31, 2022, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2022, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,336	93	37,429	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	10	8,738	18.9%	13.7%	2.2
European Fund III (2008)	5,503	5,360	10,604	97	10,701	16.4%	11.3%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,065	169	1,234	5.0%	1.0%	1.2
Natural Resources Fund (2010)	887	887	132	40	172	(24.7)%	(26.5)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,024	22,643	3,722	26,365	24.3%	19.7%	2.6
Asian Fund II (2013)	5,825	7,185	6,337	2,164	8,501	5.0%	3.4%	1.2
Real Estate Partners Americas (2013)	1,229	1,023	1,408	53	1,461	16.2%	11.3%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	1,050	612	1,662	(5.2)%	(7.8)%	0.8
Global Infrastructure Investors II (2014)	3,039	3,163	4,515	1,627	6,142	19.5%	16.8%	1.9
European Fund IV (2015)	3,511	3,637	5,122	2,742	7,864	24.0%	18.7%	2.2
Real Estate Partners Europe (2015)	705	671	685	276	961	13.3%	9.5%	1.4
Next Generation Technology Growth Fund (2016)	659	666	870	1,055	1,925	32.3%	27.5%	2.9
Health Care Strategic Growth Fund (2016)	1,331	1,169	196	1,550	1,746	21.4%	13.5%	1.5
Americas Fund XII (2017)	13,500	12,419	5,591	17,439	23,030	24.3%	19.5%	1.9
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	418	1,041	1,459	9.9%	8.6%	1.4
Core Investment Vehicles (2017)	24,753	13,293	872	21,359	22,231	21.2%	19.9%	1.7
Asian Fund III (2017)	9,000	7,909	5,031	10,826	15,857	31.1%	24.2%	2.0
Real Estate Partners Americas II (2017)	1,921	1,901	2,489	645	3,134	28.4%	23.6%	1.6
Global Infrastructure Investors III (2018)	7,159	6,144	1,582	5,921	7,503	10.8%	7.8%	1.2
Global Impact Fund (2019)	1,242	1,142	215	1,610	1,825	32.4%	23.9%	1.6
European Fund V (2019)	6,322	5,372	917	5,951	6,868	15.5%	11.3%	1.3
Energy Income and Growth Fund II (2018)	994	1,187	193	1,769	1,962	30.5%	27.7%	1.7
Asia Real Estate Partners (2019)	1,682	585	10	726	736	22.8%	9.5%	1.3
Next Generation Technology Growth Fund II (2019)	2,088	2,008	306	2,499	2,805	24.0%	18.3%	1.4
Real Estate Credit Opportunity Partners II (2019)	950	656	126	654	780	11.8%	10.6%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	2,374	424	2,254	2,678	13.2%	7.8%	1.1
Asian Fund IV (2020)	14,735	5,008	41	5,561	5,602	12.4%	4.4%	1.1
Real Estate Partners Europe II (2020)	2,052	1,404	365	1,173	1,538	9.5%	4.7%	1.1
Real Estate Partners Americas III (2021) (3)	4,253	2,500	167	2,428	2,595	—	—	—
Health Care Strategic Growth Fund II (2021) (3)	3,789	375	—	392	392	—	—	—
Global Infrastructure Investors IV (2021) (3)	16,545	6,964	88	6,946	7,034	—	—	—
North America Fund XIII (2021) (3)	18,400	5,169	—	5,349	5,349	—	—	—
European Fund VI (2022) (3)	7,449	—	—	—	—	—	—	—
Global Impact Fund II (2022) (3)	1,981	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	5,645	—	—	—	—	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,358	—	—	—	—	—	—	—
Subtotal - Included Funds	223,828	151,552	153,342	108,793	262,135	16.2%	12.4%	1.8

All Funds	$240,303	$168,027	$203,611	$108,793	$312,404	25.6%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are euro-denominated, such amounts have been converted into U.S. dollars based on (i) the foreign exchange rate at the date of purchase for each investment and (ii) the exchange rate prevailing on December 31, 2022, in the case of commitments.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2022. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
For more information, see "Risk Factors—Risks Related to the Assets We Manage—Future results of our funds, our insurance subsidiaries or our balance sheet investments may be different than, and may not achieve the levels of, any of their historical returns."
Credit and Liquid Strategies
Overview
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis.
Credit
Our credit platform invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are primarily managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the United Kingdom ("UK") Financial Conduct Authority (the "FCA"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and an SEC-registered investment adviser. We also jointly own with a third party FS/KKR Advisor, LLC, an investment adviser registered with the SEC that provides investment advisory services to FS KKR Capital Corp. (NYSE: FSK), a publicly listed BDC. For further information regarding the legal entities involved in the Credit business and the regulatory and legal requirements that apply to these entities and their activities, see "—Regulation."
Our hedge funds platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. Our hedge fund partnerships offer a range of alternative investment strategies, including long/short equity, hedge fund-of-funds and energy credit investments.
Our credit business pursues a variety of investment strategies in leveraged credit and alternative credit.
Leveraged Credit. Our leveraged credit strategies seek to primarily invest in leveraged loans (including revolving credit facilities), CLOs, high yield bonds, structured credit, stressed securities and illiquid credits. Within leveraged credit, we manage both single-asset class and multi-asset class pools of capital. Our opportunistic credit strategy seeks to deploy capital across investment themes that seek to take advantage of credit market dislocations, spanning asset types and liquidity profiles. Our multi-asset credit strategy seeks to dynamically allocate across asset types in a broadly diversified strategy. Our revolving credit strategy invests in senior secured revolving credit facilities.

Alternative Credit. Our alternative credit strategy consists of our (i) private credit strategies and (ii) investments overseen by our credit platform’s strategic investments group (“SIG”):
•Private Credit. Our private credit strategies focus on privately or directly originated and negotiated transactions. These strategies include direct lending typically in the senior part of a company’s capital structure, junior mezzanine debt, and asset-based finance. Through our direct lending strategy, we seek to make investments in primarily senior debt financings for middle-market companies. Through our junior mezzanine debt strategy, investments typically consist of subordinated debt, which generates a current yield, coupled with marginal equity exposure for additional upside potential. Our asset-based finance strategy focuses on portfolios of financial loans and loans backed by hard assets.
•Strategic Investments Group. This strategy seeks to provide strategic capital solutions to high quality, mid-to-large cap companies and assets. The strategy pursues investments in corporate credit as well as asset or real estate-backed credit, where we believe market volatility or other investment themes have created the opportunity to invest opportunistically across the capital structure and through market cycles to generate outsized returns with downside-protected securities. These investments may include stressed or distressed investments (including post-restructuring equity), control-oriented opportunities, rescue financing (debt or equity investments made to address covenant, maturity or liquidity issues), debtor-in-possession or exit financing and other event-driven investments in debt or equity.
Hedge Fund Platform
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

Credit and Liquid Strategies Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Credit and Liquid Strategies business line from the December 31, 2018 through December 31, 2022.

Credit and Liquid Strategies
Assets Under Management (1)
($ in billions)

$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$91.3
$99.1
$103.0
$213.5
$220.2
2018
2019
2020
2021
2022

(1)AUM of acquired businesses and pro rata AUM of hedge fund partnerships in which KKR has made an investment are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2022, relating to our current credit funds in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2022.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Dislocation Opportunities Fund	8/2019	11/2021	$2,967	$587	14%	$2,380	$763	$1,935	$2,018	$42
Special Situations Fund II	2/2015	3/2019	3,525	284	9%	3,241	2,242	1,481	1,462	—
Special Situations Fund	1/2013	1/2016	2,274	1	12%	2,273	1,749	610	387	—
Mezzanine Partners	7/2010	3/2015	1,023	33	4%	990	1,165	256	119	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	1,449	7%	610	26	610	653	10
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	434	2%	1,811	756	1,344	1,292	—
Lending Partners III	4/2017	11/2021	1,498	693	2%	805	493	741	745	32
Lending Partners II	6/2014	6/2017	1,336	157	4%	1,179	1,178	203	99	—
Lending Partners	12/2011	12/2014	460	40	15%	420	458	29	11	—
Lending Partners Europe II	5/2019	9/2023	837	158	7%	679	81	679	666	2
Lending Partners Europe	3/2015	3/2019	848	184	5%	662	380	314	244	—
Asia Credit	1/2021	5/2025	1,084	813	9%	271	—	271	297	4
Other Alternative Credit Vehicles	Various	Various	14,202	6,830	Various	7,525	5,915	3,768	3,777	10

Total Credit and Liquid Strategies			$34,358	$11,663		$22,846	$15,206	$12,241	$11,770	$80
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue. For further information on management fee calculations, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid. For further information on management fee calculations, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate that prevailed at the time of the final close of the fund or (ii) the foreign exchange rate that prevailed on December 31, 2022, in the case of funds that haven't held their final close.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.50%	5.90%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.18%
Opportunistic Credit (3)	May 2008	9.84%	8.21%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.33%
Bank Loans	Apr 2011	4.84%	4.27%	S&P/LSTA Loan Index (4)	3.85%
High-Yield	Apr 2011	5.34%	4.76%	BoAML HY Master II Index (5)	4.67%
European Leveraged Loans (6)	Sep 2009	4.11%	3.59%	CS Inst West European Leveraged Loan Index (7)	3.17%
European Credit Opportunities (6)	Sept 2007	4.98%	4.01%	S&P European Leveraged Loans (All Loans) (8)	3.66%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to December 31, 2022. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Dislocation Opportunities Fund	Aug 2019	$2,967	$2,380	$763	$2,018	$2,781	12.4%	9.7%	1.2
Special Situations Fund II	Feb 2015	3,525	3,241	2,242	1,462	3,704	3.6%	1.6%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,749	387	2,136	(1.4)%	(3.2)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,165	119	1,284	8.8%	5.5%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	610	26	653	679	13.1%	9.1%	1.1
Private Credit Opportunities Partners II	Dec 2015	2,245	1,811	756	1,292	2,048	4.3%	2.6%	1.1
Lending Partners III	Apr 2017	1,498	805	493	745	1,238	14.8%	12.1%	1.5
Lending Partners II	Jun 2014	1,336	1,179	1,178	99	1,277	2.9%	1.5%	1.1
Lending Partners	Dec 2011	460	420	458	11	469	3.4%	1.8%	1.1
Lending Partners Europe II	May 2019	837	679	81	666	747	13.2%	9.5%	1.1
Lending Partners Europe	Mar 2015	848	662	380	244	624	(1.8)%	(4.2)%	0.9
Asia Credit	Jan 2021	1,084	271	—	297	297	N/A	N/A	N/A
Other Alternative Credit Vehicles	Various	14,202	7,525	5,915	3,777	9,692	N/A	N/A	N/A
All Funds		$34,358	$22,846	$15,206	$11,770	$26,976
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

For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects." and "Risk Factors—Risks Related to the Assets We Manage—Future results of our funds, our insurance subsidiaries or our balance sheet investments may be different than, and may not achieve the levels of, any of their historical returns."

As of December 31, 2022, our Credit and Liquid Strategies business line had $220.2 billion of AUM, comprised of $109.5 billion of assets managed in our leveraged credit strategies, $75.2 billion of assets managed in our private credit strategy, and $7.6 billion of assets managed in our SIG strategy, $26.1 billion of assets managed through our hedge fund platform, and $1.8 billion of assets managed in other Credit and Liquid Strategies strategies. We manage $105.1 billion of credit investments for our Global Atlantic insurance companies. Our BDC has approximately $16.2 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
The table below presents information as of December 31, 2022, based on the investment funds, vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$85,016	$82,684	0.15% - 1.10%	Various (2)	Various (2)	Subject to redemptions
CLOs	24,937	24,937	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	109,953	107,621

Alternative Credit: (4)
Private Credit (1)	60,183	52,139	0.30% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,765	4,113	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	67,948	56,252

Hedge Funds (6)	26,057	26,057	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDC (7)	16,200	16,200	0.60%	7.00% - 8.00%	7.00%	Indefinite
Total	$220,158	$206,130
(1)Includes credit investments we manage for our Global Atlantic insurance companies. This capital is perpetual in nature, not subject to an incentive fee or carried interest, and does not require a preferred return.
(2)Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and vehicles to regain prior losses before any performance fee is earned.
(3)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2022 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2022.
(4)Our alternative credit funds generally have investment periods of two to five years and our newer alternative credit funds generally earn management fees on invested capital throughout their lifecycle.
(5)Lower fees on uninvested capital in certain vehicles.
(6)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(7)Represents FSK. We report all of the assets under management of this BDC in our AUM and FPAUM.

Credit and Liquid Strategies Investment Process and Fund Characteristics
Investment Approach
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
Due Diligence and the Investment Decision
Once a potential credit investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our credit vehicles, we typically employ a relative value framework and subject the investment to due diligence. This review considers many factors including, as appropriate, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our Private Equity and Real Assets investment professionals. Strategy-specific investment committees monitor our due diligence practices.
Monitoring Investments
We monitor our portfolios of investments using, as applicable, daily, quarterly and annual analyses. Daily analyses include morning market meetings, industry and company pricing runs, industry and company reports and discussions with the firm's Private Equity, Real Assets and Capital Markets investment professionals on an as-needed basis. Quarterly analyses include the preparation of quarterly operating results, reconciliations of actual results to projections and updates to financial models (baseline and stress cases). Annual analyses involve conducting internal audits, and testing compliance with monitoring and documentation requirements.
Credit Vehicles and Fund Structures
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
We also serve as the investment adviser to investment companies registered under the U.S. Investment Company Act of 1940 (the "Investment Company Act," and such registered investment companies, "RICs"), including KKR Income Opportunities Fund (NYSE: KIO), KKR Credit Opportunities Portfolio (an interval fund), as well as FS KKR Capital Corp. (NYSE: FSK) through our joint ownership of its investment adviser. We also serve as the investment adviser to other vehicles that are available to public investors, including KKR Credit Income Fund (an Australian listed investment trust; ASX: KKC). The management fees we are paid for managing RICs are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services.

Capital Markets
Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR’s asset management business lines, and serves our firm, our portfolio companies and third-party customers by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above. The third-party customers of our capital markets business include multi-national corporations, public and private companies, financial sponsors, mutual funds, pension funds, sovereign wealth funds, and hedge funds globally. Our capital markets business provides these third-party clients with differentiated access to capital through our distribution platform.
Our capital markets business underwrites credit facilities and arranges loan syndications and participations. When we are sole or lead arrangers of a credit facility, we may advance amounts to the borrower on behalf of other lenders, subject to repayment. When we underwrite an offering of securities on a firm commitment basis, we commit to buy and sell an issue of securities and generate revenue by purchasing the securities at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities with capital markets investors. We may also provide issuers with capital markets advice on capital structuring, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. Our capital markets business also provides syndication services in respect of co-investments in transactions participated in by KKR funds or third-party clients, which may entitle the firm to receive syndication fees, management fees and/or a carried interest.
The capital markets business has a global footprint, with local presence and licenses to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our flagship capital markets subsidiary is KKR Capital Markets LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority ("FINRA").
Principal Activities
Through our Principal Activities business line, we manage the firm’s own assets on our firm’s balance sheet and deploy capital to support and grow our Private Equity, Real Assets, and Credit and Liquid Strategies business lines.
Typically, the funds in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines contractually require us, as general partner of the funds, to make sizable capital commitments. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund’s strategy. A substantial portion of our Principal Activities business line has been dedicated to support our core private equity strategy, where we have committed to fund investors to invest a significant amount of our own capital alongside their core private equity investments. Our commitments to fund capital also occurs where we are the holder of the subordinated notes or the equity tranche of investment vehicles that we sponsor, including structured transactions. We also use our balance sheet to bridge investment activity during fundraising, for example by funding investments for new funds and acquiring investments to establish a track record for new investment strategies. We also use our own capital to bridge capital selectively for our funds’ investments or finance strategic transactions, although the financial results of an acquired business may be reported in our other business lines.
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
We also make opportunistic investments through our Principal Activities business line, which include co-investments alongside our Private Equity, Real Assets and Credit and Liquid Strategies funds as well as Principal Activities investments that do not involve our Private Equity, Real Assets, or Credit and Liquid Strategies funds.
We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, in compliance with applicable laws, and consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2022.
Holdings by Asset Class (1)

Growth Equity 5%
Energy 5%
Real Estate 12%
Infrastructure 7%
Leveraged Credit 6%
Alternative Credit 5%
Other 11%
Traditional Private Equity 17%
Core Private Equity 32%

(1)General partner commitments in our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines.

Core Private Equity
As of December 31, 2022, core private equity investments account for over 30% of the investments on our balance sheet. Core private equity consists of investments anticipated to be held for a longer holding period and which possess a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable, and typically with lower leverage over our holding period than those companies in which our traditional private equity investments are made. We believe our core private equity investments should generate earnings that compound over a long period of time. As of December 31, 2022, the fair value of our core private equity investments on the balance sheet was $5.7 billion, resulting in an inception to date gross IRR of 21%. Additionally, our core private equity portfolio is geographically diversified with 68%, 24%, and 8% (based on fair values) invested in North America, Europe, and the Asia-Pacific region, respectively. "Investments" as referenced above is a term used solely for purposes of financial presentation of a portion of our balance sheet and includes majority ownership of subsidiaries that operate our asset management, broker-dealer and other businesses, including the general partner interests of our investment funds.

Fundraising and Composition of Fund Investors
We have dedicated employees in our Client & Partner Group who are responsible for raising capital for our asset management businesses globally across all products, expanding our investment advisory relationships across asset classes and across types of fund investors, developing products to meet our fund investors’ needs, and servicing existing fund investors and products. We also provide customized solutions for investors seeking diversified portfolios of investment funds and direct co-investments in privately negotiated investments. From time to time, we also provide fundraising services to certain third-party fund managers in our hedge fund partnerships.
As of December 31, 2022, we had over 1,600 investors in privately offered funds across all our strategies. The following charts detail our investor base by type and geography as of December 31, 2022.
        Fund Investor Base by Type (1)              Fund Investor Base by Geography (1)
(1)Based on the AUM of our Private Equity, Real Assets and Credit and Liquid Strategies co-investment vehicles, separately managed accounts. These charts exclude general partner commitments, assets managed through CLOs, and assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. Allocations are assigned to a type or geographic region according to subscriptions received from a limited partner.

Insurance
Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of December 31, 2022, KKR owns a 63.3% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
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
Global Atlantic primarily offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual markets sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of December 31, 2022, Global Atlantic served approximately three million policyholders.
Global Atlantic operates in the following two complementary markets: individual and institutional.
Individual Markets. Global Atlantic seeks to reach individuals in the United States who are planning for, or are already in, retirement. Global Atlantic’s annuity products are distributed primarily through a network of distribution partners, including over 200 banks, broker-dealers and independent marketing organizations. Global Atlantic generated $9.8 billion of sales for the year ended December 31, 2022. Global Atlantic believes that distributing products primarily through banks and broker-dealers provides attractive returns and helps maintain a competitive advantage. Global Atlantic's life products are distributed primarily through 181 independent marketing organizations and approximately 1,300 funeral homes.
•Fixed-Rate and Fixed-Indexed Annuities. With an annuity product, the policyholder provides Global Atlantic cash, referred to as a premium, in exchange for earning interest on a tax deferred basis and the ability based on the contract terms to take lump sum or periodic withdrawals of their account value. Global Atlantic’s annuity products typically also offer a death benefit that guarantees the full account value for the beneficiaries in the event of the death of the policyholder. Fixed-rate annuities offer policyholders tax-deferred savings accumulation and income based on a fixed rate that may be guaranteed for a period of time. Fixed-indexed annuities allow the policyholder to elect strategies where interest is credited based on the performance of a market index. This selection allows the policyholder to participate in the upside performance of the selected index, subject to limits and protection from downside market risks. Global Atlantic primarily generates income from annuity products by earning a spread between net investment income and the cost of providing benefits under the annuity contract.
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

Institutional Markets. Global Atlantic provides its institutional clients customized reinsurance solutions to assist them in meeting their strategic, risk management and capital goals. In general, by reinsuring policies, the institutional client reduces or releases capital that it held for the reinsured business and may use such capital for its other business goals. Reinsurance solutions include block, flow, and PRT reinsurance, as well as funding agreements. Global Atlantic’s reinsurance solutions are offered through a client coverage effort focused on domestic and international retirement and life companies. Since Global Atlantic’s founding, it has closed multiple reinsurance transactions, including block, flow and PRT reinsurance, with 25 clients representing a total of $114.2 billion of assets as of December 31, 2022. For the year ended December 31, 2022, Global Atlantic generated $8.2 billion and $1.3 billion of flow and PRT reinsurance production, respectively. To further scale its institutional markets business, Global Atlantic sponsored co-investment vehicles, Ivy Co-Invest Vehicle LLC and Ivy Co-Invest Vehicle II LLC (together, the "Ivy Entities") in April 2020 and December 2021, respectively, to participate alongside Global Atlantic in certain qualifying reinsurance transactions. Global Atlantic also participates in the funding agreement market, including through membership in Federal Home Loan Banks and as a provider of funding agreements in connection with a funding agreement backed notes ("FABN") program established in 2021.
•Block Reinsurance. Block reinsurance is a transaction in which an insurance company divests a block of insurance policies to Global Atlantic in exchange for Global Atlantic’s obligation to pay a specified portion of future insurance claims arising from that block. Global Atlantic operates in the block reinsurance market by offering solutions to its clients across various sizes of transactions and across multiple product types, including both retirement and life products. In block reinsurance transactions, Global Atlantic’s insurance company subsidiaries assume the obligation to pay the policy benefits from the cedant in exchange for a transfer of assets.
•PRT Transactions. PRT is a transaction in which a pension plan sponsor, such as a corporation, transfers the risk associated with the pension plan’s liabilities to an insurance company. Global Atlantic has historically operated in the PRT market through reinsurance relationships with insurance company clients that directly underwrite and assume corporate pension liabilities. Insurance company subsidiaries of Global Atlantic act as the reinsurer in respect of these PRT transactions, and Global Atlantic’s clients are the ceding companies.
•Flow Reinsurance. Flow reinsurance is an agreement in which an insurance company writes new retail policies and shares an economic portion of such newly issued policies with an insurance company subsidiary of Global Atlantic, as its reinsurer, on an ongoing basis. Global Atlantic operates in flow reinsurance by partnering with insurance companies that sell retirement products, such as multi-year guaranteed annuities or single premium immediate annuities. Global Atlantic seeks to ensure that its partnerships generate profitable growth, repricing flow reinsurance products as market conditions evolve.
•Funding Agreements. Funding agreements, including those issued in connection with a FABN program, are a deposit-type contract issued by Global Atlantic’s insurance company subsidiaries. In general, a funding agreement provides its holder with a guaranteed return of principal and periodic interest payments. Global Atlantic, through its insurance company subsidiaries, issued $2.0 billion of funding agreements in the year ended December 31, 2022, in connection with its FABN program, and since the inception of the program has issued $5.5 billion of FABN-related funding agreements.

The following table represents Global Atlantic’s new business volumes by business and product for the year ended December 31, 2022:

Year Ended December 31,
2022
($ in millions)
Individual channel:
Fixed-rate annuities	$5,243
Fixed-indexed annuities	4,179
Variable annuities	42
Total retirement products	$9,464

Life insurance products	$35

Preneed life	$277

Institutional channel:
Block	$5,737
Flow & pension risk transfer	9,520
Funding agreements	2,000
Total institutional channel	$17,257
Note: In Global Atlantic's individual channel, sales of annuities include all money paid into new and existing contracts. Individual channel sales of traditional life products are based on commissionable premium, a commonly used industry sales metric, and individual channel sales for preneed life are based on the face amount of insurance. Traditional life sales do not include the recurring premiums that policyholders may pay over time. New business volume from our institutional channel is based on the assets assumed, net of any ceding commission, and is before any retrocession to Ivy Re, a reinsurance entity sponsored by Global Atlantic, or other third-party reinsurers.

Global Atlantic seeks to have a diversified set of policy liabilities in order to manage adverse developments across liability types. As of December 31, 2022, 47% of its reserves were in its individual market and 53% were in its institutional market.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of December 31, 2022, separated by reserves originated through its individual and institutional markets.

	Reserves as of December 31, 2022
	Individual market	Institutional market(5)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity(1)	$23,224,591	$45,506,101	$68,730,692	$(16,695,879)	$52,034,813	47.3%
Fixed-indexed annuity(1)	23,162,003	8,576,012	31,738,015	(3,447,344)	28,290,671	21.8%
Variable annuity	2,528,919	6,397,759	8,926,678	(2,724,233)	6,202,445	6.1%
Indexed universal life(1)	13,623,264	—	13,623,264	(135,899)	13,487,365	9.4%
Preneed life	2,858,627	—	2,858,627	—	2,858,627	2.0%
Other life insurance(2)	569,030	10,307,371	10,876,401	(3,642,589)	7,233,812	7.5%
Funding agreements(3)	2,104,175	5,431,314	7,535,489	—	7,535,489	5.2%
Closed block	—	1,017,632	1,017,632	(970,001)	47,631	0.7%
Other corporate(4)	—	47,283	47,283	(46,929)	354	—%
Total reserves	$68,070,609	$77,283,472	$145,354,081	$(27,662,874)	$117,691,207	100.0%

Total general account	$65,762,756	$75,460,531	$141,223,287	$(27,662,874)	$113,560,413	97.2%
Total separate account	2,307,853	1,822,941	4,130,794	—	4,130,794	2.8%
Total reserves	$68,070,609	$77,283,472	$145,354,081	$(27,662,874)	$117,691,207	100.0%
(1)As of December 31, 2022, 73% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-annuity products, and 44% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank borrowings and under Global Atlantic's funding-agreement backed-notes program .
(4)“Other corporate” primarily includes accident & health reserves that Global Atlantic assumed as part of a reinsurance transaction in 2009.
(5)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of December 31, 2022, reserves sourced through for block, flow and PRT transactions were $51.1 billion, $12.6 billion, and $5.1 billion, respectively.

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
Global Atlantic seeks to focus on investments that have the potential to generate stable, predictable, long-dated asset cash flows, are of high credit quality, and that focus on capital protection. These kinds of investments have historically consisted of corporate debt, asset-backed finance, specialty finance, transportation finance, securitizations, private loan facilities, and commercial and residential real estate investment opportunities. However, Global Atlantic’s investments are not limited to solely those asset classes.
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
As of December 31, 2022, Global Atlantic’s investment portfolio was comprised of the following:

	December 31, 2022
($ in thousands, except percentages)	Carrying value	Percent of total
Fixed maturity securities, available-for-sale, at fair value	$61,939,529	49.9%
Mortgage and other loan receivables	35,090,698	28.2%
Fixed maturity securities, trading, at fair value	12,038,847	9.7%
Other investments	11,374,656	9.2%
Funds withheld receivable at interest	2,868,036	2.3%
Policy loans	868,911	0.7%
Equity securities at fair value	18,499	—%
Total investments	$124,199,176	100.0%
Capital
Capital strength allows insurance companies to meet their future policyholder obligations and to support the growth of their businesses. Global Atlantic believes it has built a strong financial foundation to meet these objectives. Global Atlantic is well capitalized, and its capital position, combined with annual capital generation from its in-force book of business and third-party capital, helps it to fund new business volume growth. Global Atlantic takes a responsible and flexible capital approach to allocating capital to where it believes is the most attractive alternative available. Global Atlantic manages its capital and liquidity position with the objective of maintaining sufficient capital and liquidity to be able to capture investment opportunities as they arise and meet policyholder obligations, even in times of foreseeable stress.
The financial strength of Global Atlantic’s life insurance operating subsidiaries is recognized by several ratings agencies. The financial strength ratings of these subsidiaries are “A” with a stable outlook from A.M. Best Company, Inc. (“A.M. Best”), “A2” with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”), “A-” with a positive outlook from S&P Global Ratings (“S&P”), and “A” with a stable outlook from Fitch Ratings, Inc ("Fitch").

Global Atlantic also sponsors third-party co-investment vehicles, the Ivy Entities, established to participate alongside Global Atlantic in qualifying reinsurance opportunities. As of the third quarter of 2021, Ivy Co-Invest Vehicle LLC had fully deployed $1 billion of total available capital. In December 2021, Global Atlantic established Ivy Co-Invest Vehicle II LLC to provide additional third-party capital to support ongoing demand for reinsurance opportunities.
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
Global Atlantic operates in highly competitive markets. Within individual markets, Global Atlantic faces a variety of large and small industry participants. Large, established insurers often operate with the benefit of well-known brands, entrenched distribution relationships or proprietary distribution. The insurance industry has also seen an influx of new entrants, particularly in retirement products, who may be able to price new business aggressively, with a higher investment risk tolerance, seeking to gain market share or increase assets under management. All of these companies compete for individual markets sales. Global Atlantic’s flow reinsurance business may also be impacted by competition among insurers in individual markets. The competitiveness of Global Atlantic’s product offerings will depend on the actions of its competitors and Global Atlantic’s ability to actively manage its product offerings. In institutional markets, there have been many block reinsurance transactions as many insurers continue to reevaluate their commitment to business lines and seek reinsurance solutions as a way to de-emphasize or divest non-core businesses, reduce risk, seek capital relief or improve profitability. The block reinsurance and pension risk transfer markets are also experiencing competition due to new entrants, including entrants based outside of the United States. Increased competition may make it more difficult for Global Atlantic to identify transactions with terms that are commercially acceptable based on its risk tolerance and target return objectives. Increased competition may also increase regulatory scrutiny of individual or institutional markets activity.
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
Our primary goal in human capital management is to attract, develop and retain talent at KKR by providing meaningful and well-understood careers for our people. We therefore focus on employee training and professional development. Where appropriate, we offer workshops, mentoring and executive coaching to supplement on-the-job experiences and ongoing feedback and coaching to maximize performance. In addition, fostering a culture of physical, mental, and emotional health and wellness is a priority for KKR, and we offer tools and resources to our employees so they can make informed health care decisions for themselves and their families.
We seek to have a well-rounded, inclusive workplace — one that is reflective of our shareholders, fund investors, Global Atlantic's policyholders, the clients and other stakeholders with whom we collaborate, and the communities in which we live and conduct our business. In 2014, KKR established the Inclusion & Diversity Council (the "IDC"), a committee led by senior leaders to seek to ensure that KKR is an entrepreneurial, vibrant, and innovative organization that values diverse teams and varied perspectives, lifestyles and backgrounds. The IDC’s goal is to attract, develop, and retain the best possible talent, actively work to make KKR a more diverse and inclusive workplace with increased representation among women and underrepresented demographic groups, and improve mentoring opportunities firm-wide.
As of December 31, 2022, we employed approximately 4,150 people worldwide:

Asset Management Investment Professionals and KKR Capstone	828
Other Asset Management Employees	1,814
Total Asset Management Employees	2,642
Global Atlantic Professionals and Employees	1,383
Other(1)	125
Total Employees	4,150
(1)"Other" includes employees of companies in which we own a majority of the common equity, who are not directly managed by KKR or Global Atlantic. This category does not include Senior Advisors and Other Advisors.

Asset Management Investment Professionals and KKR Capstone
Our investment professionals come from diverse professional backgrounds in private equity, real assets, credit and other asset classes and include executives with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of operating professionals at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe and the Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes.

Other Asset Management Employees
Our other asset management employees come from diverse professional backgrounds in capital markets, operations, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, risk management, human capital, and information technology. As a group, these professionals provide us with a strong team for overseeing investments and performing capital markets activities, servicing our existing fund investors and creating relationships with new fund investors globally. Additionally, a majority of these other professionals are responsible for supporting the global infrastructure of KKR.
Global Atlantic Professionals and Employees
Global Atlantic employs professionals with diverse professional backgrounds in the insurance industry, including individual channel sales, reinsurance, investment origination and allocation, risk management, actuarial and support functions. Global Atlantic's employees seek to provide attractive products for Global Atlantic's policyholders, solutions for its clients and risk-adjusted returns for its investors.
Senior Advisors and Other Advisors
To complement the expertise of our investment professionals, we have a team of senior advisors and other advisors. While not KKR employees, they provide us with additional operational and strategic insights. The responsibilities of these advisors include serving on the boards of our portfolio companies, helping us source and evaluate individual investment opportunities and assisting portfolio companies with operational matters. These individuals include current and former chief executive officers, chief financial officers and chairpersons of major corporations and others holding leading positions of public agencies worldwide.
Responsible Investment Management
In our experience, thoughtfully approaching business-relevant environmental, social, and governance ("ESG") issues in our investment process has the potential to create value and reduce risk in our investments and to generate strong returns for our clients and investors. In 2021, we established a dedicated ESG committee comprised of senior employees to help advance a globally coordinated approach to responsible investing at KKR. In addition, our senior employees periodically report on various ESG-related activities, including compliance with applicable ESG legislation, to our Audit Committee.
Where appropriate, we incorporate business-relevant ESG, regulatory, geopolitical, and reputational considerations into our investment decision-making and investment management practices with a focus on creating and protecting value for our portfolio companies. This generally includes considering key risks and opportunities during the diligence process and, where applicable, during our ownership of the portfolio company.
KKR has been publicly committed to responsible investment since Kohlberg Kravis Roberts & Co L.P. became a signatory of the UN-supported Principles for Responsible Investment ("PRI") in 2009. We believe that we have a history of innovation and progress when it comes to thoughtfully integrating and managing sustainability-related issues in a manner that is designed to manage risk and create value.
KKR generally takes a portfolio company-specific approach to ESG-focused diligence and engagement, where we endeavor to understand the risks and opportunities that are relevant to a particular portfolio company for short- and long-term value creation and value protection. When conducting our investment due diligence, we rely upon our experience and also look to the topics and industry-specific issues identified by the Sustainability Accounting Standards Board ("SASB") standards as a primary input when identifying ESG issues that may be relevant for the investment.
We are also committed to advancing transparency of our sustainability practices. KKR has a Responsible Investment Policy that describes our ESG integration and management processes, which is publicly available. We also periodically publish sustainability related reports, including our annual Sustainability Report, which is aligned with the SASB standards and the recommendations of the Task Force on Climate-related Financial Disclosures ("TCFD").
We strive to have consistent and thoughtful responsible investment processes, including through our work with industry leading organizations as well as other stakeholders.
In 2021, Global Atlantic formalized its ESG efforts, preparing its first annual ESG report and its Responsible Investment Statement. Working with KKR as its investment advisor, Global Atlantic also includes the consideration of ESG factors in its investments, where appropriate.

Organizational Structure
Current Structure

The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of February 27, 2023.

(1)KKR Management LLP, which is owned by senior KKR employees, is the sole holder of Series I preferred stock of KKR & Co. Inc. The Series I preferred stock will be redeemed and cancelled, and KKR & Co. Inc.'s common stock will become vested with all common voting powers on a one vote per share basis, on the "Sunset Date" (which will be no later than December 31, 2026 as provided in the Reorganization Agreement); see "Certain Relationships and Related Transactions, and Director Independence" in this report.
(2)Carried interest earned from our investment funds is allocated to KKR Associates Holdings L.P., which we refer to as the carry pool, from which carried interest that is earned from our investment funds is allocable to our employees and other persons. This entity and the carry pool are not reflected in the organizational structure chart. In February 2021, upon receipt of the approval of a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for the then recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. A wholly-owned subsidiary of KKR & Co. Inc. will become the general partner of KKR Associates Holdings L.P. and thereby acquire control of the carry pool on the "Sunset Date" (which will be no later than December 31, 2026 as provided in the Reorganization Agreement; see "Certain Relationships and Related Transactions, and Director Independence" in this report..
(3)Includes Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is the parent company of KKR's other principal investment management subsidiaries, including KKR Credit Advisors (US) LLC, KKR Credit Advisors (Ireland) Unlimited Company, KKR Credit Advisors (Singapore) Pte. Ltd., and KKR Alternative Investment Management Unlimited Company. Kohlberg Kravis Roberts & Co. L.P. is also the parent company of KKR Capital Markets Holdings L.P., the holding company for KKR Capital Markets LLC, and KKR Capstone Holdings LLC, the holding company for KKR Capstone entities. See "—Regulation" for further detail on our investment management subsidiaries.
(4)Includes KKR Financial Holdings LLC and KKR Group Finance Co. Holdings Limited, which owns the issuers of KKR's outstanding senior notes.
(5)KKR holds all the voting rights and a 63.3% economic interest in Global Atlantic.

Regulation
Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities, insurance and financial markets and protecting fund investors and policyholders who participate in those markets rather than protecting the interests of our stockholders. For further information regarding potential risks relating to these and other regulatory and legal requirements that could significantly affect our business, see the "Risk Factors" section of this report, including "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business."
United States
Regulation as an Investment Adviser
We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries, KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and KKR Credit Advisors (Singapore) Pte. Ltd., each of which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). We also jointly own with a third party FS/KKR Advisor, LLC, which is an investment adviser registered with the SEC under the Investment Advisers Act. In addition, we own a majority of Global Atlantic's investment adviser, Global Atlantic Investment Advisors, LLC, which is another investment adviser registered with the SEC under the Investment Advisers Act. The investment advisers are subject to, among other Investment Advisers Act provisions, the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, record-keeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and Kohlberg Kravis Roberts & Co. L.P. are also subject to regulation as investment advisers to RICs under the Investment Company Act. Each of KKR Income Opportunities Fund, KKR Credit Opportunities Portfolio and KKR Real Estate Select Trust is a closed-end RIC. The Investment Company Act and the rules thereunder, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions. FS/KKR Advisor serves as investment adviser to FS KKR Capital Corp., which is subject to regulations applicable to BDCs under the Investment Company Act, including portfolio construction requirements and limitations on transactions with affiliates. Certain subsidiaries of Kohlberg Kravis Roberts & Co. L.P. also serve as investment advisers to publicly listed companies, including KKR Real Estate Finance Trust and Crescent Energy.
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
Insurance Regulation
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
Ireland
We have a number of subsidiaries which are authorized and regulated by the CBI. The CBI is responsible for, among other things, regulating and supervising firms that provide financial services in Ireland, including broker-dealers and investment firms. The CBI also develops and maintains regulatory policies for Ireland's financial services sector. The CBI has the authority to approve applications from financial services providers in Ireland, monitor compliance with its standards, and take enforcement action for non-compliance. Violation of the CBI's requirements may result in administrative sanctions; investigations; refusal, revocation or cancellation of authorization or registrations; criminal prosecution; and/or reports to other agencies.
KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an authorized European Union ("EU") alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities under the Markets in Financial Instruments Directive (“MiFID”), including receiving and transmitting orders, portfolio management and providing investment advice. KKR Credit Advisors (Ireland) Unlimited Company is also subject to limited regulatory supervision in Germany through KKR Credit Advisors Ireland Germany Branch, France through KKR Credit Advisors Ireland Paris Branch, and Denmark through KKR Credit Advisors Ireland Denmark Branch, where these entities operate under the MiFID Freedom of Establishment rules. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under MiFID, including dealing as principal or agent, making arrangements in relation to certain types of specified investments, and arranging the safeguarding and administration of assets. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
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
Bermuda
Global Atlantic's subsidiaries organized in Bermuda, Global Atlantic Re and Global Atlantic Assurance, and Global Atlantic sponsored co-investment vehicles are subject to regulation and supervision by the Bermuda Monetary Authority ("BMA") and compliance with all applicable Bermuda laws and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. The Bermuda Insurance Act grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies and to approve any change or controllers. The Bermuda Insurance Act imposes solvency, capital and liquidity standards and auditing and reporting requirements on Bermuda insurance companies. The Bermuda Insurance Act prohibits our Bermuda insurance subsidiaries from declaring or paying any dividends during any financial year unless certain financial conditions are met or prior approval from the BMA is received. A Bermuda licensed insurer is required to maintain a sufficiently staffed principal office in Bermuda.

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
In Europe, we operate in accordance with the EU Alternative Investment Fund Managers Directive (the “AIFMD”), which establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (“AIFMs”) that manage or market alternative investment funds (“AIFs”) in the EU.
In Canada, KKR Capital Markets LLC also relies on the international dealer exemption under the Securities Act (Ontario) and the equivalent in other provinces of Canada. This permits us to trade in non-Canadian equity and debt securities with certain types of investors located in Ontario, Canada.
FS/KKR Advisor, LLC, KKR Credit Advisors (Ireland) Unlimited Company, KKR Credit Advisors (US) LLC, and Kohlberg Kravis Roberts & Co. L.P. rely on the international investment fund manager exemption under the Securities Act (Ontario) and the equivalent, in the case of FS/KKR Advisor, LLC, KKR Credit Advisors (US) LLC, and Kohlberg Kravis Roberts & Co. L.P., in Québec. This exemption permits these entities to act as investment fund manager in respect of funds that have investors in the relevant provinces.
KKR Credit Fund Advisors LLC and KKR FI Advisors LLC rely on the international adviser exemption under the Securities Act (Ontario). This permits these entities to engage in limited types of advising and/or portfolio management in respect of certain types of investors located in Ontario, Canada.
In Japan, KKR Capital Markets Japan Ltd. is registered as a Type I and Type II Financial Instruments Business Operator (broker-dealer) under the Financial Instruments and Exchange Act of Japan, and a money lender under the Money Lending Business Act of Japan. In addition, KJRM is registered as a Type II Financial Instruments Business Operator (broker-dealer), Investment Management Business Operator and Investment Advisory Business Operator under the Financial Instruments and Exchange Act of Japan, and a real estate broker and entrustment-based agency servicer for transactions under the Real Estate Brokerage Act of Japan.
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
In India, KKR India Asset Finance Limited is registered with the Reserve Bank of India as a non-deposit taking non-banking financial company and is authorized to undertake lending and financing activities. In addition, certain of our funds are registered with SEBI as a foreign portfolio investor or a foreign venture capital investor to make investments in Indian securities. We also own companies in India that are authorized to act as the investment manager of an infrastructure investment trust registered with SEBI and to act as an investment manager and sponsor of alternative investment funds.

In China, KKR Investment Management (Hainan) Co., Ltd. is a private fund manager registered with the Asset Management Association of China and granted with the qualification and quota of Qualified Domestic Limited Partnership (“QDLP”) in Hainan, to carry on fundraising by means of private placement for the purpose of raising QDLP funds and to launch, manage and operate QDLP funds.
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
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. Financial and other material information regarding Global Atlantic is routinely posted on and accessible at www.globalatlantic.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "Contacts & Email Alerts" section under the "Investor Center" page at www.kkr.com.

ITEM 1A. RISK FACTORS
 Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Our business, financial condition or results of operations could also be materially and adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline and you may lose all or part of your investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor. See also "Business—Competition," "Business—Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain business, competitive, regulatory, market and economic conditions that may affect our business, financial condition and results of operations.
Risks Related to Our Business
Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects.
Our business and the businesses of the companies in which we invest are materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, and currency exchange rates and controls. The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this report.
Periods of difficult conditions or events like the ones identified above may occur across one or more industries as well as various sectors or geographies, and, even if general market and economic or other conditions improve broadly, adverse conditions in particular countries, industries, sectors or asset classes may cause our business performance to suffer. These financial markets and economic conditions are outside our control and may affect (i) the value of the investments and other assets held in our funds, in our insurance subsidiaries and on our balance sheet, (ii) opportunities for us (including our insurance companies) and our funds to make, exit and realize value from our investments, (iii) our ability to find suitable investments or secure financing for investments on attractive terms, (iv) our ability to raise capital for new or successor funds on attractive terms, and (v) our capital markets business including the frequency and size of fees generated by it.
During periods of difficult market or economic conditions or events, the various companies or assets in which we have investments may experience several negative consequences, including decreased revenues, increased costs, credit rating downgrades, difficulty in obtaining financing and even severe financial losses or insolvency. For example, certain investments with floating interest rate loans may become unable to meet their debt service obligations if their benchmark interest rates were to rise materially or if these investments' lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. In addition, our and our funds' portfolio companies may have difficulty expanding their businesses and operations or become unable to pay expenses or other obligations as they become due, including amounts payable to us. Similarly, during periods of high interest rates, investors may favor certain investments like government debt, which they may view as producing a higher risk-adjusted return over investments in our funds, particularly if the spread between these other investments and investments in our funds declines. We may not be able to, or may choose not to, manage our exposure to these conditions or events. If not otherwise offset, the adverse impact of difficult market and economic conditions would likely cause us to write down the valuations of our investments held by us or in our funds.
Negative financial results in our and our funds' portfolio companies may result in lower investment returns, which could materially and adversely affect our operating results and cash flow. To the extent the operating performance of such portfolio companies (as well as valuation multiples) deteriorate or do not improve, we or our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting our respective performance and consequently, our operating results and cash flow and resulting in lower or no carried interest being paid to us. Adverse conditions may also increase the risk of default with respect to private equity, real assets, credit and other investments that we manage or the bankruptcy, abandonment or foreclosure of our investments. Furthermore, when financing is not available or becomes too costly, it is difficult for potential buyers to raise sufficient capital to purchase our and our funds' investments. Consequently, we may earn lower-than-expected returns on investments, which could cause us to realize diminished or no carried interest.

In addition, our capital markets business generates fees through a variety of activities in connection with the issuance and placement of equity and debt securities, loans and credit facilities, with the size of fees generally correlated to overall transaction sizes. Adverse conditions in financial markets as described above, as well as lower level of transaction activities involving our funds' investments, which can be unpredictable and outside of our control, may negatively impact both the frequency and size of fees generated by our capital markets business. In the event of poor performance by our current funds, we would expect our ability to raise new funds to be significantly impaired. Our fundraising may also be negatively impacted by any change in or rebalancing of fund investors' asset allocation policies. During periods of unfavorable fundraising conditions, fund investors may allocate less capital to our funds or negotiate for lower fees, different fee sharing arrangements and other concessions. Successor funds raised by us when such unfavorable circumstances exist would also likely result in smaller funds than our comparable predecessor funds. Impairment of our ability to raise capital on attractive terms would materially and adversely affect our revenues and profitability.
Global equity and credit markets have a substantial effect on our financial condition and results of operations. Tightening liquidity conditions in equity and credit capital markets affect the availability and cost of capital for us and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may adversely impact our ability to identify and execute investments on attractive terms, which would adversely impact our ability to generate incentive fees and carried interest.
Market and economic conditions also impact our insurance business in ways in addition to impacting the value of its investment portfolio, as discussed above. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on Global Atlantic, because Global Atlantic's benefit and claim liabilities are sensitive to changing market factors, in particular Global Atlantic's fixed-indexed annuity and indexed universal life products and products with guaranteed minimum withdrawal or surrender or secondary guarantee features. In times of economic hardship, Global Atlantic's policyholders may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies, or there could be an elevated rate of defaults within certain of Global Atlantic's investments. In the quarter ended December 31, 2022, Global Atlantic increased its current expected credit loss allowance on its loan portfolio in part as a result of changes in economic conditions. In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing Global Atlantic's products. Global Atlantic has from time to time experienced an elevated incidence of life insurance claims during periods of increased unemployment, which impacts policyholder health and life expectancy and may adversely impact utilization of benefits relative to Global Atlantic's assumptions. The estimated cost of providing guaranteed minimum withdrawal and death benefits of certain insurance products requires various assumptions about the overall performance of equity markets over the life of the product. Therefore, significant declines in equity markets could cause Global Atlantic to incur significant operating losses and capital increases due to, among other reasons, the impact of such decline on guarantees related to Global Atlantic's annuity products, including from increases in liabilities, increased capital requirements and/or collateral requirements associated with certain of Global Atlantic's agreements.
For a discussion of interest rate risks on our insurance business, see "—Risks Related to Global Atlantic–Interest rate fluctuations, including sustained periods of low interest rates, a sustained increase in interest rates and high interest rates, may adversely affect Global Atlantic's business, financial condition, liquidity, results of operations, cash flows and prospects."
For further discussion of the impact of difficult market and economic conditions on our investments, see "—Risks Related to the Assets We Manage—Various economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our results of operations and financial condition."
Geopolitical developments and other local and global events outside of our control can, and periodically do, adversely impact us and our portfolio companies.
Geopolitical developments and other local and global events outside of our control, including, without limitation, trade conflict, sanctions (reciprocal or unilateral), trade barriers, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations) can, and occasionally do, adversely impact our portfolio companies and our other investments around the world. Our investment strategies target opportunities globally, including across the Americas, Europe, Asia-Pacific, and the Middle East. Political instability and extremism, conflict, civil unrest and anti-government protests in any region where we have material business operations or investments may have an adverse impact on our and our portfolio companies' business results, operations or reputation. Even where an investment strategy does not directly target a region or a country that is experiencing one of the aforementioned events, we may still be materially adversely affected by the occurrence of such events as a result of indirect exposure we or our portfolio companies may have through other interconnectivities described in these risk factors, including supply chains, commodity prices and general macroeconomic exposure. We may be wholly ineffective in managing these risks. These risks have increased in both scale and complexity over the past year due to intensifying geopolitical competition and conflicts, including the Russian invasion of Ukraine, heightened geopolitical tension between major world economies, heightened levels of political populism leading to regulatory volatility, and increased attention to trans-national threats, including climate change.
Any escalation in an actual or perceived trade war or barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, and otherwise negatively affect our investment opportunities, the performance of our funds, and the revenues and profitability of our portfolio companies. Trade wars or other governmental actions related to tariffs or international trade agreements and policies that materially constrain cross-border flows of investment have the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, tariff increases may adversely affect our suppliers and certain other customers of our portfolio companies, which could amplify any negative impact on our operating results or future cash flows.
Escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our funds' portfolio companies. The U.S. government has implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds, and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. See "—Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm."
In addition, occurrence of war or hostilities involving a country in which we have investments or where our portfolio companies operate could adversely affect the operations and valuations of our portfolio companies and investments in such country or where such portfolio companies have other interconnectivity, in addition to indirect exposure to supply chain disruptions and commodity price volatility exacerbated by such conflict. For example, the Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine, have exacerbated and may further exacerbate these issues and trends, including with respect to oil and gas prices. Policies, such as restrictions on exports of food, have also increased globally as a result of Russia's invasion of Ukraine. The significant expansion of the sanctions lists in the EU, the UK, the U.S., Canada (and other jurisdictions) and targeting of major financial institutions, in addition to other measures to limit Russia's access to global financial markets and systems may impact our operations and valuations of our portfolio companies. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, exchange controls and financial markets.
Public health crises, such as COVID-19, may continue to occur from time to time, which could directly and indirectly adversely impact us and our portfolio companies.
Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and the SARS-CoV-2 virus (COVID-19), may occur from time to time, which could directly and indirectly impact us and our portfolio companies in material respects by threatening our and their employees' well-being and morale, interrupting business activities, supply chains and transactional activities, disrupting travel, and negatively impacting the economies of the affected countries or regions. COVID-19 caused severe disruptions to the U.S. and global economies in the past and may in the future cause additional severe disruptions. Governments around the world have instituted measures, at various times, to slow the transmission of COVID-19, which substantially restricted individual and business activities and could be reinstated in the future. These measures could include, for example, closures of non-essential businesses, limitations of crowd size, stay-at-home orders, quarantines, heightened border controls, limitations on travel and the conduct of business, and vaccination and testing mandates. Governments in the United States and around the world responded with, and may further respond with, fiscal and monetary stimuli that aim to provide emergency assistance to individuals and businesses negatively impacted by COVID-19. The outbreak of COVID-19 and the actions taken in response contributed to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock), lower interest rates, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

The adverse impact on our business, financial performance and operating results by a public health crises, pandemic and epidemic could be significantly driven by a number of factors that we are unable to predict or control, including, for example: new strains of viruses that cause severe illness or death like COVID-19; the effectiveness of governmental responses to the public health crisis, pandemic or epidemic, including the extension, amendment or withdrawal of any programs or initiatives established by governments; and the timing and speed of economic recovery. The impact of a public health crisis, pandemic or epidemic may also exacerbate the other risks discussed in this report.
It is impossible to predict with certainty the possible future business and economic ramifications arising from the COVID-19 pandemic or any other public health crisis, pandemic or epidemic, including but not limited to potential adverse impacts on: (i) our stock price, (ii) the valuations of our and our funds' investments and our financial results, (iii) our and our portfolio companies' business operations, as well as those of entities of which we or our funds are creditors, and our and their other counterparties, such suppliers and customers, including planning, strategy, execution, portfolio management, fundraising, and other aspects of business operations, (iv) our ability to conduct current and new business, raise new funds, write new insurance policies and complete investments, (v) our ability to successfully exit existing investments, (vi) the ability of us or our portfolio companies to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) portfolio companies in certain industries, including but not limited to, those in the travel, entertainment and hospitality industries, (viii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (ix) mortality, morbidity and insurance policyholder behavior, such as surrenders or lapses, (x) operational risks, including heightened cybersecurity risk exacerbated by the COVID-19 pandemic and remote work by our employees, and (xi) our employees' well-being, morale and productivity and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.
Changes in the debt financing markets, including the impact of changes in interest rates, may negatively affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects.
Changes in the debt financing markets may negatively impact the ability of Global Atlantic or our investment funds, their portfolio companies and strategies pursued with our balance sheet assets to obtain attractive financing for their and our investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income or negatively impact our business in other ways. For example, Global Atlantic's calculations of required insurance capital may move with market movements and result in greater capital needs during economic downturns. Global Atlantic may also need additional liquidity to pay insurance liabilities in excess of its assumptions due to market impacts on policyholder behavior. In addition, if our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, the issuance of CLOs and certain of the strategies pursued with our balance sheet assets rely on the use of leverage, including various secured and unsecured borrowings.
Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including changes to short-, medium- or long-term interest rates, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired or financed. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would also make it more expensive to finance investments. During periods of rising or higher interest rates, which occurred in 2022 and may continue to occur in 2023, certain investments with floating interest rate loans may have greater challenges in meeting their debt service obligations if their benchmark interest rates were to rise materially, or if these investments' lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our investments and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain assets or investments and the ability of our balance sheet assets, funds and their portfolio companies, and finance vehicles to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income. Conversely, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases. For further information on the impact of interest rates on our valuation methodologies, see "—Risks Related to the Assets We Manage—Various economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our results of operations and financial condition."

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
Transition away from LIBOR as a benchmark reference for interest rates may result in additional costs or adversely affect our or our funds' liquidity, results of operations and financial condition.
LIBOR and certain other floating rate benchmark indices to which our floating rate debt is tied are the subject of recent national, international and regulatory guidance and proposals for reform. Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and require amending or restructuring existing debt instruments and related hedging arrangements for us, our investment funds and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we or our investment funds have held, all of which may result in additional costs or adversely affect our or our funds' liquidity, results of operations and financial condition.
In January 2021, International Swaps and Derivatives Association amended the definitions used in derivative contracts to incorporate Secured Overnight Financing Rate ("SOFR") as the successor rate to LIBOR. On December 31, 2021, the following LIBOR currencies across all tenors ceased to be published: Sterling (GBP) LIBOR, Euro LIBOR, Japanese Yen (JPY) LIBOR and Swiss Franc (CHF) LIBOR. Additionally, one week and two month U.S. Dollar (USD) LIBOR tenors ceased to be published. It is expected that the remaining tenors of USD LIBOR will cease to be published and or no longer be representative on June 30, 2023 in the United States, and that SOFR will be the predominant replacement for LIBOR. Additionally, as of January, 1, 2022, global regulators stated that there can be no new LIBOR-linked origination and or issuance in any LIBOR currency and as such, remaining USD LIBOR tenors may only be referenced on a legacy basis for facilities that funded on or before December 31, 2021. Furthermore, on December 16, 2022, the U.S. Board of Governors of the Federal Reserve System (the "Federal Reserve Board") adopted the final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2022.
Although we have amended the agreements governing our corporate revolving credit facility and our capital markets revolving credit facilities to remediate LIBOR-based loans, certain credit assets held by our investment funds and our insurance subsidiaries and long-term indebtedness incurred by us, our investment funds, our insurance subsidiaries and our portfolio companies bear interest at variable interest rates, including rates linked to LIBOR. We, our investment funds and our portfolio companies have other LIBOR-based debt instruments and related hedging arrangements that may require amending or restructuring, which may be difficult, costly and time consuming. Replacing LIBOR with an alternative reference rate in the underlying agreements may require an amendment or a repricing of these loans and securities, which may have an adverse impact on our funds and us. In situations where our existing LIBOR-based contracts do not contain clear fallback language governing the transition to a successor reference rate, we or our funds could incur increased costs, including litigation-related costs, related to the determination of an appropriate successor rate, which could have an adverse impact on us, our investments and our funds.
Going forward, transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us, our investment funds, our insurance subsidiaries and our portfolio companies. Even if the overall borrowing cost decreases, any savings that we realize from such decrease could be offset partially or entirely by lower overall interest income we receive from our credit assets. In addition, we and certain consolidated funds hold credit investments that generate interest income based on variable interest rates, and if we receive lower interest income, such funds may be adversely affected. If the transition from LIBOR results in an overall increase to the borrowing cost, higher interest expense could negatively affect the financial results and valuations of our portfolio companies. Transition to new reference rates also requires an upgrade to the software and systems we and our third-party vendors use to properly record and process loans and other instruments based on the new rates. Such upgrade may not become fully available in time or its implementation could be delayed because of the dynamic nature of the transition. Any failure to timely implement the necessary software or systems upgrade could adversely affect our business operations. Significant uncertainty still exists as to, for example, the successor reference rate that will be predominantly adopted in the market, emergence of credit sensitive rates, and interpretation and or re-negotiation of agreements without clear LIBOR transition provisions. Such uncertainty could give rise to widespread disputes, including litigation, which can adversely affect us, and result in a sudden or prolonged increase or decrease in the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. These changes in value may impact the availability and cost of hedging instruments and borrowings, potentially resulting in an increase to our and our funds' interest expense and cost of capital. Any increased costs, lower interest income or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.
We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could adversely affect our business operations in the future.
We expect that our (including Global Atlantic's) primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
•continue to support and grow our Asset Management business lines, including seeding new investment strategies, supporting capital commitments made by our vehicles to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting the investment vehicles that we sponsor;
•continue to support and grow our insurance business;
•grow and expand our businesses generally, including by acquiring or launching new, complementary or adjacent businesses;
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs or other investment vehicles pending the contribution of committed capital by the fund investors in such vehicles, and advancing capital to them for operational or other needs;
•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments, including funding requirements to levered investment vehicles or structured transactions;
•fund cash operating expenses and contingencies, including for litigation matters and guarantees;
•pay corporate income taxes and other taxes;
•pay policyholders and amounts in our insurance business related to investment, reinvestment, reinsurance or funding agreement activity;
•pay amounts that may become due under our tax receivable agreement;
•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock, if any;
•underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;
•post or return collateral in respect of derivative contracts;
•acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent they may apply);
•address capital needs of regulated subsidiaries as well as non-regulated subsidiaries; and
•repurchase shares of our common stock or retire equity awards pursuant to the share repurchase program or repurchase or redeem other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time or, in other cases, involve capital that is able to be withdrawn more frequently by fund investors, subject to certain limits. See "—Certain types of investment vehicles, especially those offered to individual investors, may subject us to new and greater levels of public and regulatory scrutiny, regulation, risk of litigation, and reputational risk, which could materially and adversely affect us." Commitments to our funds and other businesses will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have also used our balance sheet to provide credit support for our general partners' obligations to our funds and to facilitate certain investment transactions entered into by our funds.
We also have debt securities outstanding and indebtedness outstanding under various credit facilities. On the scheduled maturity dates of these facilities, depending on the market conditions, we may not be able to refinance or renew our senior notes or credit facilities on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs—Capital Commitments" for further information regarding our capital commitments as of December 31, 2022 and Note 17 "Debt Obligations" in our financial statements for further information regarding our senior notes, credit facilities and other outstanding debt obligations.
In addition, the underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may put pressure on our liquidity. One of the credit facilities obtained by our capital markets business can only be used in connection with the general corporate and working capital needs of our capital markets business, including placing and underwriting securities offerings, and another credit facility can only be used to facilitate the settlement of debt transactions syndicated by our capital markets business. To the extent we commit to buy and sell an issue of securities in firm commitment underwritings or otherwise, we expect to borrow under these revolving credit facilities or may require other sources of liquidity to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions.
Depending on market conditions, we may not be able to meet the primary liquidity needs related to the indebtedness discussed above, refinance or renew all or part of our debt obligations, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing. In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."
The "clawback" provisions in our governing agreements may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors.
Carry distributions may give rise to clawback obligations. The partnership documents governing our carry-paying funds, including funds relating to private equity, credit and real assets investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund or other event as set forth in the terms governing the fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other persons through our carry pool, and we would be required to seek other sources of liquidity to fund such an obligation if such carry is not returned to us by them. Not all carry may be recoverable from current or former employees and other persons once it has been distributed by us. As of December 31, 2022, approximately $520 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2022 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been approximately $2.9 billion.
Because carried interest is typically based on actual cash distributions to investors, for a fund that has an aggregate fair value above aggregate cost, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." If present, a netting hole will reduce the carried interest we otherwise would earn because, before any realized gains can be distributed to the general partner as carried interest, these netting holes must be "filled" through a return of capital to fund investors in an amount sufficient to reduce the remaining cost to the investments' fair value.

In addition, we have entered into strategic investor partnerships with certain investors, generally through separately managed accounts, which have longer investment periods, often of 20 years or more, may offer reduced fees for such investors, provide for investments across different investment strategies and may require netting across various funds in which they invest, in effect potentially creating a netting hole across funds. Since strategic investor partnerships have longer investment periods and invest in multiple strategies, as compared to our traditional private equity fund structure, these fund structures may increase the risk of a clawback and the possibility of a netting hole because over a longer investment period, a period of reduced performance following periods of performance adequate to realize carried interest is more likely to occur.
AUM referred to as perpetual capital is subject to material reduction, including through withdrawal, redemption or dividends, and termination.
We refer to a significant portion of our AUM from time to time as perpetual capital, because it has an indefinite term with no predetermined requirement to return invested capital to investors upon the realization of investments. This AUM includes the capital of our registered funds, certain unregistered funds, listed companies, and insurance companies, and it excludes our traditional private equity funds, similarly structured investment funds, and hedge fund partnerships. In addition to fluctuations based on the valuations of the underlying investments of the AUM, this capital is subject, however, to withdrawals, redemptions and periodic payments such as dividends. Perpetual capital may also be reduced through elections by fund investors to redeem their fund investment. See "—Risks Related to the Assets We Manage—Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis." In addition, we expect that the capital arising from KKR's investment management agreements with Global Atlantic would, in general, be reduced if outflows to pay policyholder obligations under Global Atlantic's insurance policies and reinsurance agreements exceed inflow from writing new insurance policies or entering into new reinsurance transactions. Moreover, perpetual capital may be removed from our AUM under certain circumstances, because the underlying investment management agreement may be terminated by a client for specific reasons like poor investment performance, and perpetual capital may also be terminated by a client's failure to renew our investment management agreement. Therefore, our investors should not view this component of our AUM as being permanent without exception, because it can be subject to material reductions and even termination.
Many parts of our earnings and cash flow are highly variable due to the nature of our business, which may cause the value of interests in our business to be volatile.
Many parts of our earnings are highly variable from quarter to quarter due to the volatility of investment returns of most of our funds, other investment vehicles and our balance sheet assets and the transaction and other fees earned from our businesses, and we generally do not intend to provide regular earnings guidance. We may also experience fluctuations in our results from quarter to quarter, including our revenue and net income, due to a number of other factors, including changes in the values of our funds' investments, changes in the amount of distributions or interest earned in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general market and economic conditions. We recognize earnings on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds and for certain of our recent funds, when a performance hurdle is achieved. During times of market volatility the fair value of our funds and our balance sheet assets are more variable, and as publicly traded equity securities currently represent a significant proportion of the assets of many of our funds and balance sheet assets, volatility in the equity markets may have a significant impact on our reported results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Fair Value Measurements" for a discussion of the impact of equity markets on the value of private equity investments and "—Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects." A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect our net income.
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our funds, the number of portfolio companies we manage, the fee provisions contained in our funds and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of monitoring fees (including termination payments), transaction fees or fees received by our capital markets business. For further information on the amount of our total management, monitoring and transaction fees, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Segment Operating Results" and Note 4 "Revenues" in our financial statements.

We may also create new funds or investment products or vary the terms of our funds or investment products, which may alter the composition or mix of our income from time to time. For example, in our private equity funds and other funds since 2014, we have increased the percentage of transaction and monitoring fees that are credited against fund management fees to 100% of the amount of the transaction and monitoring fees attributable to that fund, which results in a decrease of our monitoring and transaction fee income. Our current funds, including all of our current private equity funds, have performance hurdles, which require us to generate a specified return on investment prior to our right to receive carried interest. This requirement will likely be in all our future funds, and the hurdle rate could increase for our future funds.
Our earnings and cash flows are also dependent in part on the performance of KKR Financial Holdings LLC ("KFN"), a specialty finance company that we acquired in 2014, and Global Atlantic, a retirement and life insurance company that we acquired a majority interest in during 2021, and are subject to the risks to these businesses as described elsewhere in the report. Although KFN and Global Atlantic are subsidiaries of KKR, KFN and Global Atlantic each has its own indebtedness outstanding. The terms of their respective indebtedness impose limitations on these companies' current and future operations and may restrict its ability to make distributions to KKR. In addition, Global Atlantic's insurance subsidiaries are also subject to regulatory restrictions that may restrict their ability to make distributions to KKR. Furthermore, block reinsurance transactions will create variability in our financial statements in or for the period in which the transaction is executed, for example by significantly increasing policy benefits in that period, depending on the types of liabilities reinsured. Such fluctuations may lead to variability in the value of interests in our business and cause our results for a particular period not to be indicative of our performance in future periods. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the value of interests in our business.
The timing and receipt of carried interest from our investment funds are unpredictable and will contribute to the volatility of our cash flows. For example, with respect to certain investment funds, pursuant to the applicable governing agreements, carried interest is eligible to be distributed to the general partner of the fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the fund has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost (which we refer to as a netting hole as discussed above), cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Even after all of the preceding conditions are met, the general partner of a private equity fund may, in its sole discretion, decide to defer the distribution of carried interest to it to a later date. Carried interest payments from investments depend on our funds' performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering or other exit. To the extent an investment is not profitable, no carried interest will be received from our funds with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of any carried interest at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds' portfolio, it may decrease potential realization events and the potential to earn carried interest. A downturn in the equity markets would also make it more difficult to exit investments by selling equity securities. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our investment income, which could further increase the volatility of our quarterly results. The timing and receipt of carried interest also vary with the life cycle of certain of our funds. For our carry-paying funds that have completed their investment periods and are able to realize mature investments, sometimes referred to as being in a "harvesting period," we are more likely to receive larger carried interest distributions than our carry-paying funds that are in their fundraising or investment periods that precede the harvesting period since those funds are less likely to realize their investments and, even if they did, we are more likely to defer carried interest distributions due to the potential for a clawback. During times when a significant portion of our AUM is attributable to carry-paying funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions. The timing and receipt of incentive fees earned by third-party hedge fund managers in which KKR owns a minority stake as a strategic partner (which we refer to as "hedge fund partnerships") are also highly dependent on the net asset value of these funds, which could add to volatility in our quarterly results and cash flow. See "—Risks Related to the Assets We Manage—Our stakes in our hedge fund partnerships subject us to numerous additional risks".

Additionally, a decline in the pace or size of investment by our funds would result in our receiving less revenue from fees. The transaction and management or monitoring fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees. Likewise, during an attractive selling environment, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce future management fees. Additionally, in certain of our funds that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investment and the timing of disposition will directly impact our revenues. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including: (i) the inability of our investment professionals to identify attractive investment opportunities; (ii) competition for such opportunities among other potential acquirers; (iii) unfavorable market and economic conditions; (iv) decreased availability of capital or financing on attractive terms; (v) our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets; (vi) terms we may agree with or provide to our fund investors or investors in separately managed accounts with respect to fees such as increasing the percentage of transaction or other fees we may share with our fund investors; and (vii) new regulations, guidance or other actions provided or taken by regulatory authorities.
Our inability to raise additional or successor funds, to raise funds with as favorable terms as existing funds or raise funds of a comparable size as our predecessor funds could materially and adversely affect our revenues or profitability.
Our inability to raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds), or raise funds with as favorable management fees, expense reimbursement and economic terms, including with respect to transaction fees, management fees or monitoring fees, as compared to existing funds, could materially and adversely affect our revenues or profitability.
In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with our fund limited partners. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than prior terms or terms of funds advised by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, increase the performance hurdle required to be generated on investment prior to our right to receive carried interest, add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Additionally, in certain funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided "fee holidays" to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months). Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction fees. We have received, and expect to continue to receive, requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund investors, and such focus may lead to increased publicity that could cause fund investors to further resist our receipt of certain fees and expense reimbursements.
The number of funds raising capital varies from year to year, and in years where relatively few of our funds are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. There is no assurance that fundraises for new strategies or successor funds will experience similar success as our existing or predecessor funds in the future. Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles continue to earn management fees after the expiration of their investment periods, they are generally at a reduced rate). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds or the extent that we are delayed in raising such successor funds, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. The performance of our funds also impacts our ability to raise capital, and deterioration in the performance of our funds would result in challenges to future fundraising. Our fundraising may also be negatively impacted by any change in, or rebalancing of, fund investors' asset allocation policies, including, without limitation, successor funds raised by us when unfavorable economic or market circumstances exist.

Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. Our ability to raise new funds could be hampered if the general appeal of alternative asset investments were to decline. An investment in a limited partner interest in an alternative asset fund like private equity is less liquid than an exchange traded instrument and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Fund investors could seek to redeploy capital away from certain of our credit or other investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Alternative asset investments could also fall into disfavor as a result of concerns about liquidity and short-term or long-term performance. Although we have expanded the scope of our operations since 2010, to now encompass strategies such as real assets, credit, core, growth, insurance and, through hedge fund partnerships, hedge funds, and although certain of our funds exceeded the size of their respective predecessor funds, fundraising continues to be competitive and there is no assurance that fundraises for our other flagship investment funds or vehicles or for our newer strategies and their successor funds will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. There is no guarantee we would be able to raise comparably sized or larger funds as those described in "Business—Our Business."
Institutional investors that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining target asset allocations may materially decrease or temporarily suspend making new investments in our investment funds. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative assets, and other institutional investors may reduce their overall portfolio allocations to alternative assets. The evolving preferences of our fund investors, including sovereign wealth funds and public pension funds, may necessitate that alternatives to the traditional investment fund structure become a larger part of our business going forward, such as separately managed accounts, specialized funds and co-investment vehicles, and strategic investor partnerships whereby we manage certain investors' capital across a variety of our products on separately negotiated terms, which could increase our cost of raising capital at the scale we have historically achieved. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients. All of these factors could result in a smaller overall pool of available capital in our industry or a smaller pool of institutional capital for our traditional closed-end funds.
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
There is no assurance that the amount of commitments investors are making to alternative asset funds will continue at recent levels or that our ability to raise capital from investors will not be hampered. Any of these developments could materially and adversely affect our future revenues, net income, cash flow or financial condition.
The investment management and insurance businesses are intensely competitive, and this competition could have a material adverse impact on our business.
We compete for both investors and investment opportunities. Our asset management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. The insurance market is also highly fragmented, with our competitors consisting of insurance companies, reinsurance companies and other financial institutions that offer investment products. We believe that competition for fund investors in our investment vehicles is based primarily on: (i) investment performance; (ii) investor liquidity and willingness to invest; (iii) investor perception of investment managers' drive, focus and alignment of interest; (iv) business reputation; (v) the duration of relationships with fund investors; (vi) the quality of services provided to fund investors; (vii) pricing (including fund terms, fees and expense reimbursement); (viii) the relative attractiveness of the types of investments that have been or will be made; and (ix) consideration for environmental, social and governance issues. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.
A number of factors serve to increase our competitive risks, including, without limitation:
•a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes or geographic regions, longer operating histories, more established relationships, greater expertise or better reputation;
•with respect to our insurance business, many of our competitors are large and well-established, and some have greater market share or breadth of distribution, assume a greater level of risk while maintaining financial strength ratings, or have higher financial strength, claims-paying or credit ratings than Global Atlantic does, or benefit by offering various lines of insurance, from diversification of risks and possible positive impacts on capital requirements;
•with respect to our insurance business, technological advancements and innovation are occurring at a rapid pace in distribution, underwriting, recordkeeping, advisory, claims and operations, and that pace may increase, particularly as other companies increasingly use data analytics and technology as part of their business strategy, which could require our insurance business to incur additional costs to maintain its competitive position;
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
We are subject to increasing focus by our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. For example, certain fund investors, including public pension funds, consider our record of responsible investing, as well as our approach to responsible investing, in determining whether to invest in our funds. Certain fund investors generally have also demonstrated increased activism with respect to existing investments, including by urging alternative asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, fund investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities. Similarly, certain of our stockholders and other potential investors, particularly institutional investors, use or may use third-party benchmarks or scores to measure our ESG practices, and to decide whether to invest in our common stock or engage with us regarding our practices. If our ESG scores or practices do not meet the standards set by such stockholders or potential investors, they may choose not to invest in our common stock or funds, and we may face reputational challenges. There can be no assurance that we will be able to accomplish any ESG goals or commitments that we have announced or may announce in the future, as statements regarding such goals and commitments reflect our plans and aspirations at the time of announcement and do not guarantee achievement of such plans and aspirations within the timelines we announce or at all. The occurrence of any of the foregoing could have a material adverse impact on new fundraises, impair our ability to maintain the size of our funds, and negatively affect the price of our common stock.
We, our funds and their portfolio companies risk damage to our brands and reputations, if we or they do not, or are perceived to not, act responsibly in a number of areas, such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Adverse incidents in these areas could impact the value of our brand, the brand of our funds or their portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, different stakeholder groups have divergent views on ESG matters, including in the countries in which KKR operates and invests, as well as in the states and localities where KKR serves public sector clients. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed "anti-ESG" policies or legislation, or issued related legal opinions. For example, (i) boycott bills in certain states target financial institutions that are perceived as "boycotting" or "discriminating against" companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state's assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions in certain states require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices as being in contradiction of such "anti-ESG" policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. In addition, investors may decide not to commit capital to future fundraises as a result of their assessment of our approach to, and consideration of, ESG matters.
Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which will increase our expenses. Additionally, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks.

Compliance efforts by asset managers raise a number of challenges, including with respect to the allocation of significant resources to both comply with regulatory requirements and implement monitoring and related controls both at firm level and at product level, as well as challenges related to product classification. Certain regulations took effect in 2021 and 2022, with additional regulations coming into effect over the course of 2023 and beyond. Moreover, several European jurisdictions impose additional restrictions around the offer of ESG funds through labelling, disclosure or marketing requirements at both the fund and asset management level. The BMA, with whom Global Atlantic's Bermuda insurance subsidiaries are licensed to conduct insurance business, recognizes the importance of managing climate risk for commercial insurers. The BMA has a focus on corporate governance, particularly board governance, and risk management practices, including own risk solvency assessment and climate risk scenario analysis. There has been increased regulatory focus on the ESG-related practices and impacts of investment managers. For example, in 2022, the SEC commenced enforcement actions against at least two investment advisers relating to ESG disclosures and policies and procedures failures, which involved imposing fines. Also, in 2022, the SEC and its staff promulgated examination priorities and observations that specifically identified private fund managers as a priority, together with ESG-related advisory services and investment products, including the standards of conduct for broker-dealers and investment advisers and the adviser's fiduciary duties. The examination priorities highlight the SEC's continued focus on many of the areas described above. We expect that there will be a greater level of enforcement activity in this area in the future.
Additionally, recently enacted ESG-regulations include the following:
•In Europe, the EU has implemented several ESG-related regulations and introduced additional ESG-related regulatory proposals that affect the manner in which asset managers operate within the EU and also, in certain circumstances, outside the EU. Among others, such regulations and regulatory proposals seek to increase ESG transparency by extending the scope of mandatory ESG reporting, classifying financial products on a sustainability scale, enhancing the transparency and comparability of ESG benchmark methodologies, and establishing a due diligence duty for companies to account for negative ESG impact in their operations and value chains.
•On June 2020, the Official Journal of the European Union published a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable (the "Taxonomy Regulation"). The Taxonomy Regulation introduces mandatory disclosure and reporting requirements and supplements the framework set out in the Sustainable Financial Disclosure Regulation ("SFDR"), as supplemented by additional regulations, which, among others, requires certain disclosures in relation to whether and, if so, how sustainability risks and negative impacts on environmental and social factors are taken into account in the investment process. Financial products that have a sustainable investment objective or which promote environmental or social characteristics have an obligation to disclose such an objective or characteristics in pre-contractual disclosures and report on an ongoing basis their performance in achieving those commitments, among other things. The Commission Delegated Regulation (EU) 2022/1288, which was published in April 2022, supplements the SFDR with regard to the principle of "do no significant harm," specifying the content, methodologies and presentation of information regarding sustainability indicators and adverse sustainability impacts, and the content and presentation of information regarding the promotion of environmental or social characteristics and sustainable investment objectives in pre-contractual documents, on websites and in periodic reports.
•In January 2023, the Corporate Sustainability Reporting Directive ("CSRD") came into force. The CSRD introduces more detailed sustainability reporting requirements, including but not limited to the resilience of a company's business model and strategy in relation to risks relating to sustainability matters and alignment of a company's business model and strategy with a transition to a 1.5°C temperature rise scenario in line with the Paris Agreement goals, the board's role with regard to sustainability matters and its expertise and skills on such matters, policies and due diligence relating to sustainability matters, a description of the principal risks relating to sustainability matters, and key performance indicators used to monitor these issues. The CSRD also significantly expands the number of EU companies subject to the EU's sustainability reporting framework, and also applies to certain non-EU companies generating a net turnover of more than €150 million in the EU (on a consolidated or individual basis) and with a subsidiary or branch in the EU. Application of the CSRD will take place in four stages, beginning on January 1, 2024 for companies already covered by certain reporting frameworks, January 1, 2025 for other large undertakings, January 1, 2026 for listed small and medium-sized enterprises, and January 1, 2028 for in-scope non-EU companies. The CSRD is not limited to climate and environmental issues, but also includes factors related to social and corporate governance, such as equality, human rights, and fair working conditions. In addition, the CSRD requires external auditing and assurance of sustainability reports and is expected to implement mandatory ESG standards with more detailed reporting requirements. EU member states have until July 6, 2024 to integrate the CSRD into national law.

•In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting, beginning in 2022. Hong Kong has also issued enhanced rules for ESG funds sold to retail investors and guidelines for pension trustees on ESG risk management and disclosure.
Furthermore, U.S. and global regulatory proposals related to ESG continue to emerge:
•In 2022, the SEC also proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The proposal, if adopted, would require domestic registrants and foreign private issuers to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance, and strategy.
•In May 2022, the SEC proposed rules regarding, among others, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers.
•In February 2022, the European Commission published its proposal for the Corporate Sustainability Due Diligence Directive ("CSDD"), which will intensify scrutiny of human rights and environmental diligence systems for companies and establish a due diligence duty for companies to account for negative ESG impacts in their operations and chain of activities by implementing a strategy to identify, prevent, end or minimize, and account for adverse human rights and environmental impacts. If adopted as proposed, the CSDD will affect large EU companies and large non-EU companies active in the EU (depending on turnover, number of employees and operations in certain "high-risk" sectors). The UK has the stated policy goal to introduce mandatory TCFD reporting by 2025 for UK regulated firms and corporates. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5 billion calculated as a three-year rolling average.
If regulators enact the above referenced rules or additional ESG-related rules, or disagree with the procedures or standards we use for ESG investing and reporting, or if new regulation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, it may place strain on our personnel, systems and resources, our business and reputation could be adversely affected and we may incur significant compliance costs. Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosure by asset managers and fund investors, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG-related investment strategies or their and their funds' ESG efforts or initiatives, often referred to as "greenwashing." Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital. See also "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business."
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
There could be significant changes in U.S. tax law and regulations. While the likelihood and nature of any such legislation or regulations is uncertain, any such changes could materially increase the amount of taxes we or our portfolio companies are required to pay. The U.S. Federal government has recently signed into law the Inflation Reduction Act of 2022 which, among other things, imposes a corporate minimum "book" tax on certain large corporations, creates a new non-deductible 1% excise tax on net stock repurchases made by publicly traded corporations like us after December 31, 2022, modifies certain clean energy investment tax credits and allocates additional funds to enhance the frequency and breadth of audits and other enforcement actions. These changes could materially increase the amount of taxes and tax-related regulatory and compliance costs we and our portfolio companies are required to pay. For example, increases in the corporate tax rate may adversely impact the cash flow of our portfolio companies and result in our funds' selling those assets at values that are less than we projected, which could in turn have negative impact to the investment fund's performance and to the pace of realizations. Further, final regulations relating to compensation for certain covered employees under Section 162(m) could meaningfully reduce the amount of related tax deductions available to us.
Additionally, foreign and state and local governments may enact laws that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations. In particular, New York State may propose regulations that could significantly affect the determination of the tax base for New York State tax purposes for corporations that conduct an asset management business like us. Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we or our portfolio companies operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
In addition to general tax law changes discussed above, there could be significant changes in U.S. federal, state, local or foreign tax law, regulations or interpretations that could adversely affect the taxation of carried interest, which could have an adverse effect on our ability to recruit, retain and motivate employees and key personnel. Investments generally must be held for more than three years for carried interest to be treated for U.S. federal income tax purposes as capital gain. The holding period requirement may result in some of our carried interest being taxed as ordinary income to our U.S. employees and other key personnel, which could materially increase the amount of taxes that they would be required to pay and may incentivize employees to hold investments for longer periods. This may create a conflict of interest between fund investors (whose investments would receive such capital gain treatment after a holding period of only one year) and the general partner on the execution, closing or timing of sales of a fund's investments in connection with the receipt of carried interest.
Multi-national companies such as us continue to be a focus by the U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse (including an anti-abuse "principal purpose" test that would deny treaty benefits to the extent that obtaining such benefit was one of the principal purposes of any arrangement or transaction that resulted directly or indirectly in such benefit), the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these and other proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments. In addition, the OECD is working on a two pillar initiative, "BEPS 2.0", which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer ("Pillar One") and (2) ensuring all companies pay a global minimum tax ("Pillar Two"). For countries other than the U.S., the OECD recommended model rules for Pillar Two in late 2021. On December 15, 2022, the Council of the European Union formally adopted Pillar Two, requiring all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two as of January 1, 2024. Other countries or jurisdictions may implement the recommended model rules as drafted, in a modified form, or not at all. Our business and our portfolio companies' businesses could be significantly impacted if the model rules, or any future variation, are implemented in any of the countries in which our business, our portfolio companies' businesses, or our investment structures are located. The timing and scope of any provisions remain subject to significant uncertainty. Among the significant items that remain uncertain is the treatment of taxes paid by U.S. companies on non-U.S. income under the U.S. Global Intangible Low-Taxed Income ("GILTI") regime.
See Note 19 "Income Taxes" in our financial statements for further information regarding various tax matters.
We depend on our founders and other key personnel, the loss of whose services could have a material adverse effect on our business, results of operations and financial condition.
We depend on the efforts, skills, reputations and business contacts of our employees, including our Co-Founders, Co-Chief Executive Officers and other key personnel, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success depends on the continued service of these individuals, who are not obligated to remain employed with us. The loss of services of any key personnel could also could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future.

Our employees and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds and members of the business community and result in the reduction of AUM or fewer investment opportunities. For example, if any of our key personnel were to join or form a competing firm, our business, results of operations and financial condition could suffer. Global Atlantic's business similarly depends on the ability to attract and retain experienced insurance professionals in the jurisdictions where it operates. Global Atlantic does not have a captive distribution force. If Global Atlantic is unable to recruit, onboard and retain insurance professionals, Global Atlantic may not be able to maintain its operations and support growth of the business.
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain "key persons" (for example, investment professionals who are named as "key executives" for certain geographically or product focused funds) cease to actively manage a fund or be substantially involved in KKR activities, investors in the fund will be entitled to reduce, in whole or in part, their capital commitments available for further investments on an investor-by-investor basis. In the case of certain of our fully paid-up funds, investors may be permitted to terminate their investment in the event a "key persons" provision is triggered, which could lead to the liquidation of those funds. In addition, the occurrence of such a "key person" event could cause us to agree to less favorable ongoing terms with respect to the affected fund. Although we periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated, such waiver is not guaranteed, and our limited partners' refusal to provide a waiver may have a material adverse effect on our revenue, net income and cash flow.
If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business, results of operations and financial condition could be materially and adversely affected.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals. However, we may not be successful in these efforts as the market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities, compensation and benefits, some of which could be adversely impacted by any changes in regulation or tax law that impacts certain forms of compensation or other remuneration that we may typically offer employees, such as carried interest. For example, we allocate carried interest to our employees, and if tax laws alter the favorable tax characteristics of carried interest, then the value of the carry as an incentive tool is materially diminished. See "—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability." Furthermore, clawback provisions related to our equity incentive awards may render such compensation less attractive. The loss of any incentive compensation tools may cause us to incur additional expenses to pay competitively with other firms. The loss of even a small number of our investment professionals could jeopardize the performance of our funds and other investment products, which would have a material adverse effect on our results of operations. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect our profitability.
Many of our employees hold interests in our carry pool through KKR Associates Holdings L.P. Depending on a fund's vintage, 40%, 43% or 65% of the carried interest earned from our investment funds are allocated to KKR Associates Holdings L.P., which we refer to as the carry pool, from which carried interest is allocable to our current and former employees and other persons. There can be no assurance that the carry pool will have sufficient cash available to continue to make cash payments in the future and fluctuations from the distributions generated from the carry pool, if not offset by funds from other sources, including other performance-based income, could render the compensation that KKR pays to be less attractive. In any of these circumstances, a higher percentage of our revenue may be required to be paid as cash compensation, which could have a material adverse impact on our profit margins. We are not permitted under our certificate of incorporation to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors. In the future, if less carried interest from the carry pool is allocated to employees, this may result in less cash payments to employees. To the extent the carried interest allocated to the carry pool decreases, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
Additionally, we have granted and expect to continue to grant equity awards from our Equity Incentive Plans, which has caused and will cause dilution. If we increase the use of equity awards in the future, expense associated with equity-based compensation may increase materially. See "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table." The value of the equity awards may drop or be volatile, which may make our equity less attractive to our employees. Regulations may also impose restrictions on our equity compensation. For example, in 2022, the SEC adopted rules related to incentive-based compensation "clawback," subject to final stock exchange rules, which may result in us substantially revising our compensation strategy, increase our compensation and other costs, and materially and adversely affect our ability to recruit and retain qualified employees. Additionally, the in the EU, clawback of compensation may apply in certain circumstances. To the extent our equity incentive programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
In addition, there is no guarantee that the confidentiality and restrictive covenant agreements to which our executives, employees and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to, or may choose not to, enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. In January 2023, the U.S. Federal Trade Commission (“FTC”) announced a Notice of Proposed Rulemaking for a broad ban on noncompete clauses between employers and workers. Specifically, the proposed rule would make it illegal for an employer to, among other things, enter into or attempt to enter into a noncompete with a worker; maintain a noncompete with a worker; or represent to a worker, under certain circumstances, that the worker is subject to a noncompete. Any such changes in law or regulation could materially adversely affect our business. Even where enforceable, these agreements expire after a certain period of time, at which point each of our executives, employees and other key personnel are free to compete against us and solicit our fund investors and employees. See "Certain Relationships and Related Transactions, and Director Independence—Confidentiality and Restrictive Covenant Agreements."
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
Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, liability to our various investment vehicles, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions and reliance on manual processes in certain circumstances. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our various investment vehicles. In particular, our Credit and Liquid Strategies business line is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Our and our third-party service providers' information systems and technology may not continue to be able to accommodate our growth, may not be able to adequately protect the information of our clients, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for providing many of the aforementioned services. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including paying agents and escrow agents, or directly affecting our principal offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Furthermore, most of our administrative personnel and our information system and technology infrastructure for the asset management business are located in our New York City office. Any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during a public health crisis or pandemic.

Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.
In the ordinary course of our business, we may collect, process, and store proprietary, confidential, and sensitive information, including personal information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party service providers who work with us in connection with certain elements of our operations.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on cyber-security matters. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). We may be exposed to more significant risk if these acts are taken by state actors. Our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, such as attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of activities. Cyber-criminals may attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, like paying agents and escrow agents, may not be able to detect or protect against. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
Cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the European General Data Protection Regulation ("GDPR") that became effective in May 2018 and the California Consumer Privacy Act ("CCPA") that became effective in January 2020 and is amended by the California Privacy Rights Act ("CPRA"), which became operative in January 2023. Furthermore, in 2022, the SEC proposed new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Global Atlantic, in particular, processes sensitive personal information of its policyholders, which exposes Global Atlantic to a heightened risk, as discussed in "—Risks Related to Global Atlantic—Business Risks Related to Global Atlantic—Any failure to protect the confidentiality of client information could adversely affect Global Atlantic's reputation and have a material adverse effect on its business, financial condition and results of operations."
We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. Breaches in security could potentially jeopardize our, our employees', our fund investors', Global Atlantic policyholders' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees', our fund investors', our policyholders', our counterparties' or third parties' operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cyber-security incident and fail to comply with the relevant notification laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.

We rely on third-party service providers for certain aspects of our business, including for certain information systems, escrow services, paying agent services, trustee services, insurance policy administration, legal services, technology, administration, tax, accounting and compliance matters. These third-party service providers could also experience any of the above cyber-security threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties or cyber-security incidents involving these third parties could impair the quality of our and our funds' operations and could impact our reputation and materially and adversely affect our businesses and limit our ability to grow. We may also have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
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
Rapidly developing and changing global privacy laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage.
We and our portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personal information and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, related contractual obligations, or other privacy legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our and our portfolio companies' business and operations, and a loss of fund investor confidence and other reputational damage.
We and our portfolio companies may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the CCPA provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of "reasonable" cybersecurity. The CCPA was expanded on January 1, 2023, when the CPRA amendments to the CCPA became operative. Additional U.S. states (such as Colorado, Connecticut, Utah and Virginia) have passed their own comprehensive consumer privacy laws, some of which will go into effect in 2023, and other states are considering doing so, which may expand our compliance obligations and impact our business or the businesses of our portfolio companies. At the U.S. federal level, we are subject to the Gramm-Leach-Bliley Act, which regulates, among other things, the use of non-public personal information. In addition, we and our portfolio companies are required to comply with certain non-U.S. privacy laws, including, for example, the GDPR and UK Data Protection Act, as well as laws in other jurisdictions globally. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these privacy laws with increased scrutiny and growing penalties, including across regions and borders. Furthermore, we frequently have privacy compliance requirements because of our contractual obligations with counterparties. As new privacy-related laws and regulations are implemented, the time, cost and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase. These legal, regulatory, and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally. Furthermore, failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, claims, or public statements against us or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, reputation, financial performance and business, and operations.
We may expand into new investment strategies, geographic markets and businesses and new types of investors, each of which may result in additional risks and uncertainties in our businesses.
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses and new types of investors. We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts and structured products), expanding into new geographic markets and businesses and seeking investments from investor bases we have traditionally not pursued, such as individual fund investors, which subject us to additional risk. See also "—Certain types of investment vehicles, especially those offered to individual investors, may subject us to new and greater levels of public and regulatory scrutiny, regulation, risk of litigation, and reputational risk, which could materially and adversely affect us." We have in the past opened many offices to conduct our asset management and capital markets businesses around the world in Europe, the Middle East and Asia-Pacific, which we intend to grow and expand. We have also launched a number of new investment initiatives in areas such as core plus real estate, real estate credit, core infrastructure, growth equity, core private equity, and impact investments, and increasingly manage investment vehicles owned by retail investors, which subject us to additional risk. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements and terms of the investment.
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
We have and may continue to pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, strategic partnerships or other strategic initiatives, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, in February 2021, we expanded into the insurance business by acquiring Global Atlantic, and in April 2022 we expanded into the Japanese real estate market by acquiring KJRM, a Japanese real estate asset manager. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives, expand into new investment strategies or geographic markets, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:
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
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of cost, risk or liability or have not appropriately planned for such activities;
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
•regulatory scrutiny or litigation exposure due to the activities of the acquired business, hedge fund partners or joint venture partners;
•entry into new strategies or certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and costs; and
•additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control for strategic initiatives in the form of joint ventures or the acquisition of minority interests in third parties.
The expansion into new products, businesses and geographies has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance. For example, we developed and completed several structured transactions in which KKR provides subordinated or equity financing and third-party investors provide senior financing to investment vehicles that invest in our fund investments. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our capital committed to these transactions ahead of any third party if the vehicle's investments do not perform as expected.
If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, or if our structured transactions do not perform as expected, then our liquidity, business, results of operations and financial condition could be materially and adversely affected.
Our balance sheet assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. We have used our balance sheet assets to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. We also entered into arrangements with third parties that reduce our risk associated with holding unsold securities when underwriting certain debt transactions, which enables our capital markets business to underwrite a larger amount. To the extent that we are unable to syndicate our commitments to third parties or our risk reduction arrangements do not fully perform as anticipated, we may be required to sell such investments at a significant loss or hold them indefinitely. If we are required to retain investments on our balance sheet for an extended period of time, our results would be directly impacted by the performance of such investments and it would also impair our capital markets business' ability to complete additional transactions, either of which could materially and adversely affect our business, results of operations and financial condition. See also "—Risks Related to the Assets We Manage—Risk management activities may adversely affect the return on our investments."
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
We have also developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third-party investors provide senior financing to an investment vehicle that invests in our funds and certain other investment assets. We have also entered into a similarly structured transaction where the cash flows of our balance sheet's capital commitments to our funds have been effectively pledged as collateral for the investment vehicle. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our interests in these transactions ahead of any third party if the investments do not perform as expected. As of December 31, 2022, total balance sheet investments made by KKR in these structured transactions were approximately $2.0 billion, and, in addition, we have agreed to fund or otherwise be liable for a portion of up to a maximum of $116 million in investment losses and/or to provide liquidity upon certain termination events (the maximum amount of which is currently unknown). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Contractual Obligations, Commitments and Contingencies."
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business.
Our business is subject to extensive regulation and legislative focus, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and regulators and self-regulatory organizations, are empowered to impose fines, restrictions on activities, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses, authorizations and memberships. Any of the foregoing may damage our relationships with existing and potential fund investors, impair our ability to raise capital for successor funds, impair our ability to carry out our investment strategies, impair Global Atlantic's ability to conduct its insurance business, or contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or a sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to lose existing fund investors or fail to gain new fund investors or to lose or fail to gain new policyholders or ceding parties.
The private equity industry has been and continues to be under intense regulatory and news media scrutiny with governmental officials and regulators, focusing on the private equity industry's fees, the taxation of its investments, the business practices, antitrust compliance and operations of its portfolio companies, conflicts of interest, and other issues. In particular, the SEC's areas of focus on private equity firms have included, among others, fiduciary duty and compliance programs, conflicts of interest allocation of investment opportunities, the allocation of fees and expenses, including the acceleration of monitoring fees and the allocation of broken-deal and other expenses, valuation practices, the disclosure, use and compensation of operating partners or consultants as well as third-party compliance or similar service providers, outside investment and business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, disclosure of conflicts of interest and investment risks, electronic messaging, cyber-security, data privacy and protection, the use of purchased data, valuation, retail investors, foreign bribery and corruption, and policies covering custody, auditing, handling of material nonpublic information, insider trading, business continuity and transition planning, conflicts of interest relating to liquidity, such as certain adviser-led fund restructurings, as well as private fund advisers' portfolio strategies, risk management, and investment recommendations and allocations.
Certain Recent and Potential Regulatory Developments

•The FTC and the Antitrust Division of the U.S. Department of Justice ("DOJ") have recently announced a number of initiatives and policy shifts to increase antitrust enforcement in the United States where we and many of our portfolio companies have businesses. In addition, officials from both the FTC and the DOJ's Antitrust Division have explicitly identified the private equity industry an area of focus. For example, in speeches in June and September 2022, in highlighting enforcement priorities, a DOJ Antitrust Division official stated that the DOJ is reviewing whether companies including private equity are fully complying with obligations with respect to merger filings under the Hart-

Scott-Rodino ("HSR") Act. In October 2022, the DOJ announced that seven directors, including representatives of private equity investors, resigned from corporate board positions in response to concerns raised by the Antitrust Division that their roles violated the Clayton Act's prohibition on interlocking directorates, which restricts directors and officers from serving simultaneously on the boards of competitors. In November 2022, the FTC issued a policy statement regarding the scope of unfair methods of competition under Section 5 of the Federal Trade Commission Act, declaring that Section 5 reaches beyond the Sherman and Clayton Acts to encompass various types of unfair conduct that tend to negatively affect competition conditions, including private equity roll ups, price discrimination, interlocking directorates, and non-compete agreements. The FTC also announced in September 2022 that it would increase enforcement of the Robinson Patman Act, which targets price discrimination, across all industries. The increased scope and vigor of antitrust enforcement could impact our business, the investment activities of our funds and the valuations and businesses of our portfolio companies.
•In September 2022, the SEC announced charges against 15 broker-dealers and one affiliated investment adviser for failures by those firms and their employees to maintain and preserve required electronic communications. The firms agreed to pay combined penalties of more than $1.1 billion, and agreed to implement improvements to their compliance policies and procedures to settle these matters. A failure by KKR to maintain and preserve required electronic communications could result in further regulatory investigations, charges, penalties and potential disqualifications as KKR and certain other alternative asset managers and investment advisers are presently subject to inquiries by the SEC related to business-related electronic communications. Please see Note 25 "Commitments and Contingencies—Litigation" in our financial statements for further information with respect to the inquiries by the SEC to us.
•Regulation of ESG matters continued to proliferate in 2022: Please see "—We are subject to increasing focus by our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters" for further detail on the ESG-related risks to our business.
•The SEC's amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and imposes more prescriptive requirements on investment advisers' marketing activities, including prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions both within and outside of the United States. Compliance with the new rule entails compliance and operational costs, and may result in less overall flexibility in our marketing. In September 2022, the SEC staff published a risk alert indicating that the staff will conduct a number of specific national initiatives, as well as a broad review through the examination process, for compliance with the new marketing rule.
•In 2022, the SEC proposed a number of other significant changes that, if adopted, will affect our business:
◦On January 26, 2022, the SEC proposed significant changes to Form PF, including a requirement to report within one business day, certain transactions and fund-level events and a requirement to disclose, among other things, details about the use of leverage by funds and portfolio companies and the capitalization and restructurings of portfolio companies. Additional changes to Form PF were proposed on August 10, 2022.
◦On February 9, 2022, the SEC proposed rules regarding the management of private funds like the funds we manage, the handling of cybersecurity risks, and trade clearance and settlement. The proposed rules regarding the management of private funds are significant and include, among other things, prohibiting certain preferential treatment to investors and providing transparency on other forms of preferential treatment; limitations on our ability to seek reimbursement, indemnification, exculpation, or limitation of liability for certain activities; charging certain fees and expenses to our funds or their portfolio companies; reducing the amount of our clawback of carried interest by the amount of certain taxes; charging fees or expenses related to a portfolio investment on a non-pro rata basis; and borrowing or receiving an extension of credit from our private fund investors.
◦On October 26, 2022, the SEC proposed a new rule and related amendments to prohibit SEC-registered investment advisers from outsourcing certain services or functions to service providers without meeting certain requirements, including substantial diligence and monitoring obligations. These proposed changes, if they become effective, are expected to increase the costs of compliance, expose us to regulatory scrutiny, censure and penalties if we are unable to comply, and could in certain instances reduce our revenues.

◦On February 15, 2023, the SEC proposed amendments to the custody rule for SEC-registered investment advisers. If adopted, the amendments would require, among other things, the adviser to: obtain certain contractual terms from each advisory client’s qualified custodian; document that privately-offered securities cannot be maintained by a qualified custodian; and promptly obtain verification from an independent public accountant of any purchase, sale or transfer of privately-offered securities. The amendments also would apply to all assets of a client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, these amendments could expose our registered investment advisers to additional regulatory liability, increase compliance costs, and impose limitations on our investing activities.
•Special purpose acquisition companies ("SPACs") continue to contend with new laws, litigation and regulation (including extensive pending rules proposed by the SEC in March 2022). We had co-sponsored a SPAC, KKR Acquisition Holdings I Corp., which was liquidated in December 2022, resulting in a loss of our investment, and we may in the future elect to utilize SPACs or other blank check companies in connection with our investment activities, including through completing a de-SPAC transaction between a portfolio company and a SPAC.
•On August 13, 2022, the National Association of Insurance Commissioners Executive Committee and Plenary adopted a list of "Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers" (the "NAIC List"). The NAIC and state insurance regulators will use the NAIC List to review additional information related to affiliates and investment structures, investment management agreements, governance, market conduct practices and use of third-party administrators. The U.S. Financial Stability Oversight Council ("FSOC") 2022 annual report again noted the potential for increased interconnectivity of the financial markets as a result of private equity firms' growing role in the insurance sector. The Federal Insurance Office 2022 annual report stated that the growth of private-equity owned insurers may have implications for policyholders and the financial system, and identified areas of priority for continued monitoring, including credit and liquidity risk, offshore reinsurance and potential conflicts of interest. In addition, members of Congress have in the past year issued letters and held hearings scrutinizing the investment strategies and regulation of private-equity owned insurers. Our relationships with Global Atlantic and other insurers and reinsurers will be subject to additional scrutiny and potentially additional regulatory requirements, which may have a material impact on our business, reputation, results of operations and financial condition. See also "—Risks Related to Global Atlantic—Regulatory Risks Related to Global Atlantic—Global Atlantic's businesses are heavily regulated across numerous jurisdictions and changes in regulation could reduce Global Atlantic's profitability."
•The AIFMD provides for a comprehensive regulatory and supervisory framework for AIFMs managing or marketing alternative investment funds in the EU. The AIFMD imposes various substantive regulatory requirements on AIFMs, including a subsidiary of ours which is authorized as an AIFM by the Central Bank of Ireland. On November 25, 2021, the European Commission (the "Commission") published draft legislative proposals in the form of a directive amending the AIFMD. The draft legislative proposals address delegation arrangements, liquidity risk management, supervisory reporting, provision of depositary and custody services and loan origination by alternative investment funds. On August 2, 2021, Commission Delegated Regulation (EU) 231/2013 was amended to require sustainability risks and sustainability preferences to be integrated into the investment decision-making and risk management processes of AIFMs. The amendments applied from August 1, 2022. On November 28, 2022, the EU adopted Regulation (EU) 2022/2560 on foreign subsidies distorting the internal market, coming into force in mid-2023, which, subject to certain thresholds, will require mandatory notification of acquisitions involving financial contributions by non-EU governments. This may increase our notification obligations and increase costs when making or exiting investments involving the EU.
•On October 25, 2022, the FCA published proposed rules to establish a UK-focused sustainably sustainability disclosure regime, which may apply to our UK subsidiaries if adopted. The proposals involve rules relating to manager-level and product-level disclosures, establish anti-greenwashing guidance and introduce a fund labelling regime. Following the exit of the UK from the EU on January 31, 2020 ("Brexit"), the UK and the EU issued a Joint Declaration on Financial Services Regulatory Cooperation stating the intent to enter into a memorandum of understanding ("MOU") by March 2021 to establish the framework for regulatory cooperation on financial services. However, no such MOU has yet been signed and there is currently no arrangement in place that allows broad market access between the UK and the EU. Any re-negotiated terms of the MOU or amended laws and regulations could have an adverse impact on our funds, their portfolio companies and our regulated entities, including an increase in our compliance costs in the UK or the EU.
•In July 2022, the UK put forth a new bill (the "Financial Services and Markets Bill") which makes significant reforms to the regulation of the UK financial services sector. The Financial Services and Markets Bill contains measures to, among other things: (i) establish a framework for the revocation of EU financial services law that was retained in

English law following Brexit; (ii) reform the legislative framework governing the UK's capital markets; (iii) reform the financial promotion framework; and (iv) give the FCA and the Prudential Regulation Authority ("PRA") a new secondary objective to advance long-term economic growth and international competitiveness of the UK. The exact impact of these changes is not yet known, but they could result in increasing and, ultimately, potentially significant divergence between the UK's financial services regulatory framework and the EU financial services framework, which could increase regulatory compliance costs across our business and impact the ability of our regulated portfolio companies to scale across the UK and EU markets.
•the European Market Infrastructure Regulation ("EMIR"), the legislation amending EMIR ("EMIR Refit") and their UK equivalents, which impose various reporting, margining and central clearing requirements on certain derivative transactions.
Any of these changes or potential changes in the regulatory framework applicable to our business (including any changes or potential changes that are not described above or that we are unaware of or that may arise from new leadership at regulators and in governments in the U.S. and abroad), as well as adverse news media attention, may: impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact our funds and us in a number of ways, including: increasing our costs and the cost for our funds of investing, borrowing, hedging or operating; increasing the funds' or our regulatory operating costs; imposing additional burdens on the funds' or our staff; and potentially requiring the disclosure of sensitive information. Even if not enacted, evaluating and responding to new rulemaking proposals, which are expected to increase, could result in increased costs and require significant attention from management. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, courts, regulators and self-regulatory organizations. New laws, regulations, initiatives or regulatory guidance could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.
    Current Alternative Asset Manager Legal and Regulatory Environment.
We regularly rely on exemptions in the United States from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and The Employee Retirement Income Security Act of 1974 ("ERISA") in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. See "—Risks Related to Our Organizational Structure—If we were deemed to be an 'investment company' subject to regulation under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business" and "—Certain types of investment vehicles, especially those offered to individual investors, may subject us to new and greater levels of public and regulatory scrutiny, regulation, risk of litigation, and reputational risk, which could materially and adversely affect us."
For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including our funds) if the issuer or any of its "covered persons" (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a "disqualifying event," which includes a variety of criminal, regulatory and civil matters (so-called "bad actor" disqualification). If our funds or any of the covered persons associated with our funds are subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair their ability to raise new funds and our ability to organize and offer new funds, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to reduce or refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds. As we expand the array of vehicles that we offer to retail investors, we may increasingly rely on the Rule 506(c) safe harbor so that we can incorporate general solicitation or general advertising into offerings for certain investment products, which will require us to implement a more robust protocol to validate accredited investor status.
We are and will become further subject to additional regulatory and compliance burdens because our product offerings and investment platform include retail investors. For example, funds in our Credit and Liquid Strategies business line are registered under the Investment Company Act as investment companies. These funds and their investment advisers, are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. In addition, one of our affiliates provides investment advisory services to a BDC. BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If the entity fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to substantially more regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for our affiliated advisor. As our business expands, we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which would divert management's attention from our business and investments.
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
Other Financial Markets Regulation.
Certain requirements imposed by regulators in the United States and abroad, as well as by U.S. and non-U.S. legislation and proposed legislation, are designed primarily to ensure the integrity of the financial markets or other objectives and are not principally designed to protect our stockholders. These laws and regulations often serve to limit our activities.
U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Although the status of the U.S. federal bank regulatory agencies' 2013 leveraged lending guidance is currently uncertain as the U.S. Government Accountability Office determined, in October 2017, that such guidance is subject to review under the U.S. Congressional Review Act, the possibility exists that, under the current or future administrations, the U.S. federal bank regulatory agencies could apply leveraged lending guidance in its 2013 form, or implement a revised or new rule that limits leveraged lending by banks. If applied by the U.S. federal bank regulatory agencies, such guidance or rules could limit the amount or availability of debt financing available to borrowers and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. Moreover, there has been recurring consideration among U.S. and non-U.S. regulators regarding the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to financial intermediation involving entities and activities outside the regulated banking system. In particular, the FSOC, an interagency body charged with identifying and monitoring systemic risk to financial markets, can designate certain financial companies as systemically important financial institutions (“SIFI”) to be supervised by the U.S. Board of Governors of the Federal Reserve System. If we were to be designated as a SIFI, or if any of our business activities were to be identified by the FSOC or any other regulatory agency as warranting enhanced regulation or supervision by certain regulators, we could be subject to materially greater regulatory burdens, which could adversely impact our compliance and other costs, the implementation of certain of our investment strategies and our profitability.
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
The U.S. Commodity Futures Trading Commission (the "CFTC"), and in certain cases the SEC, has proposed or adopted regulations governing transactions in futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. In general, our subsidiaries have not registered as regulated entities with the CFTC, and our funds generally operate pursuant to exemptions from registration, but certain transactions in futures and swaps remain subject to regulatory requirements regardless of our registration status. Among other things, CFTC regulations require aggregation of positions in futures and swaps on physical commodities that are under common ownership, for purposes of compliance with position limits. We and other asset management firms rely on an exemption from aggregation for portfolio companies that hold positions in the relevant contracts. In addition, our funds are subject to regulatory minimum swap margin requirements, which increase the costs of trading and could make it infeasible in certain instances. Any changes in application or interpretation of the rules applicable to futures and swaps, including rules regarding registration, reporting, margin, capital requirements, and position limits, could result in significant costs for us and our funds.
In July 2019 and October 2021, a U.S. Senate bill titled "Stop Wall Street Looting Act" was introduced with the aim to regulate certain business practices by private funds (except venture capital funds) that directly, or through an affiliate, act as a "control person" by acquiring 20% or more of voting securities of a portfolio company. The bill, among other things, proposes to: require such private funds to be jointly and severally liable for debt and other obligations of a portfolio company; prohibit portfolio companies from paying dividends within 24 months of their acquisition by a private fund; impose 100% tax on any monitoring fee or transaction fee paid by portfolio companies to a private fund; apply an ordinary income tax rate, instead of a capital gains tax rate, on carried interest; and require an annual SEC disclosure of certain information about a private fund and its portfolio companies. Although the bill did not see further action after its introduction in 2019 and re-introduction in 2021, if it were to become law, our business would be materially adversely impacted, and we would be required to change various operational and investment practices, which would be costly, time-consuming and disruptive. In addition, potential changes in legislation or regulation may include higher corporate tax rate, greater scrutiny on the private equity industry or elimination of carried interest or limitations of the capital gains tax. See also "—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability."
Certain of the funds we manage and certain portfolio companies that engage in originating, lending and/or servicing loans, may consider investments that would subject us to U.S. state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements, stress testing and other regulatory requirements in the conduct of their business. If our funds or portfolio companies engage in these activities, they may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the U.S. Consumer Financial Protection Bureau. These U.S. state and federal regulatory programs are designed to protect borrowers. There is a potential for increased risk of legislative and regulatory action that could adversely limit and affect our and our portfolio companies' businesses relating to these activities.
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
In Europe and the Asia-Pacific, there are also laws and regulations that are designed to ensure the integrity of the financial markets or other objectives and are not principally designed to protect our stockholders. For example, our European subsidiaries and funds managed by us are subject to various EU-wide laws, regulations, their respective national implementing legislation and, for our UK subsidiaries, specific UK rules and regulations, including:

•the second Markets in Financial Instruments Directive ("MiFID II") and its UK equivalent (as implemented in English law via the European Union (Withdrawal) Act 2018, the Markets in Financial Instruments (Capital Markets) (Amendment) Regulations 2021 and the rules of the FCA), which imposes a range of compliance requirements on our business in areas such as transaction reporting, marketing infrastructure and securities and derivatives trading;
•the Market Abuse Regulation ("MAR") and its UK equivalent, which requires, among other things, systems and controls regarding inside information, record keeping and other prescribed procedures for market soundings, and conflicts of interest and other relevant disclosure when providing investment recommendations;
•the EU's Investment Firms Directive and the Investment Firms Regulation and their UK equivalents, which imposes a prudential regime for certain investment firms in Europe (including capital and liquidity standards), as well as various governance and remuneration obligations (including certain performance adjustment requirements to variable remuneration such as malus and clawback that apply in certain circumstances), with different rules applying depending on an investment firm's classification, which is based on factors such as the firm's size and the nature of its activities;
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
•the Securitization Regulation and its UK equivalent, which establishes due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs;
•the Short Selling Regulation and its UK equivalent, which limits naked short selling of sovereign bonds and stocks;
•the Financial Conglomerates Directive and its UK equivalent, which establishes a prudential regime for financial conglomerates to address perceived risks associated with large cross-sector businesses, and could increase the costs of investing in insurance companies, investment firms and banks located in the EU;
•the Sustainable Finance Disclosure Regulation, Taxonomy Regulation and the accompanying regulatory technical standards, which impose sustainability risk assessment requirements and ESG-specific transparency disclosure and reporting requirements'
•the Securities Financing Transaction Regulation, which requires securities financing transactions to be reported to trade repositories, places additional reporting requirements on investment managers and introduces prior risk disclosures and written consent before assets are rehypothecated;
•the GDPR and its UK equivalent, which imposes stringent data protection requirements and provides for significant penalties for noncompliance; and
•the European regulation on digital operational resilience for the financial sector, and the associated directive, designed to harmonize and strengthen digital operational resilience requirements for the EU's financial services sector.
As noted above, any changes or potential or proposed changes in the regulatory framework applicable to our business may impose conduct standards, additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management.
For regulatory risks specifically related to Global Atlantic, see "—Risks Related to Global Atlantic—Regulatory Risks Related to Global Atlantic."
    Portfolio Company Legal and Regulatory Environment

We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, trade sanctions, trade control, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws, data privacy and data protection laws, foreign direct investment laws and insolvency laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on, or debts of, our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies.

For example, on January 27, 2021, the Court of Justice of the European Union ("CJEU") affirmed the 2014 decision of the European Commission to fine 11 producers of underground and submarine high voltage power cables a total of 302 million euros for participation in a ten-year market and customer sharing cartel. Fines were also imposed, and confirmed by the CJEU, on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. Similarly, on July 29, 2021, the United Kingdom Competition and Markets Authority announced that it had fined a pharmaceutical company and its former parent companies, two private equity firms, more than 100 million British pounds for abuse of dominance by charging excessive and unfair prices. In addition, the U.S. Department of Justice has increasingly named private equity sponsors as co-defendants in cases brought under the False Claims Act involving allegedly unlawful conduct by portfolio companies. In certain of those cases, private equity sponsors and portfolio companies have settled claims by agreeing to the payment of substantial monetary penalties. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring thereby increasing our operating costs. For example, because we may indirectly hold voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our ownership of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements.
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

Similarly, our relationship with Global Atlantic exposes us to risks and developments in the insurance industry. We are a controlling and majority stockholder of and investment adviser to Global Atlantic, and Global Atlantic's insurance subsidiaries are subject to comprehensive regulation and supervision. As an insurance company, Global Atlantic is subject to extensive regulations in the United States and Bermuda. See "—Risks Related to Global Atlantic–Regulatory Risks Related to Global Atlantic." We are therefore subject to additional risks of litigation and regulatory scrutiny relating to Global Atlantic.
For additional information about our litigation and regulatory matters, see Note 25 "Commitments and Contingencies—Litigation" in our financial statements.
Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign" Corrupt Practices Act ("FCPA"), as well as trade sanctions and trade control laws administered by the Office of Foreign Assets Control ("OFAC"), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments. Some of these regulations provide that penalties can be imposed on us for the conduct of a portfolio company, even if we have not ourselves violated any regulation.
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
The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds, and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government's response to political demonstrations in Hong Kong, the Chinese government's treatment of Uighurs and other ethnic minorities, the Chinese government's capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. In January 2021, China's Ministry of Commerce issued The Rules on Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries. Furthermore, in June 2021, China enacted the Anti-Foreign Sanctions Law which authorizes the imposition of countermeasures in response to sanctions imposed on Chinese individuals or entities by foreign governments, such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. Further, in October 2022, the U.S. enacted rules aimed at restricting China's ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. These rules added certain advanced chips, computer commodities containing such chips, and semiconductor manufacturing equipment to the Commerce Control List of the Export Administration Regulations ("EAR"). In addition, they expanded the scope of the EAR to reach additional items produced outside the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined to China. The U.S. has also added several Chinese companies related to its domestic semiconductor industry to the

Commerce Department Entity List and is coordinating with other countries in the semiconductor supply chain, to include Japan and the Netherlands, to align restrictions on trade with Chinese semiconductor companies.
Similar laws in non-U.S. jurisdictions, such as EU sanctions and blocking statutes, the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or related laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. For example, the EU has adopted measures, such as Council Regulation (EC) No. 2271/96, that could restrict certain persons and entities subject to EU jurisdiction from complying with extra-territorial sanctions imposed by other jurisdictions, such as the U.S. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by companies in which we or our funds invest or which we or our funds acquire.
In addition, the U.S. and many non-U.S. countries that have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act ("FIRRMA"), the Committee on Foreign Investment in the United States ("CFIUS") has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws, for example: the EU has adopted an EU-wide mechanism to screen foreign investment on national security grounds and most EU Member States now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries began imposing meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. We and our portfolio companies will be required to comply with these and potentially additional sanctions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our portfolio companies' businesses and prospects are currently unknown and may become significant.
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
The activities of our businesses, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies, insurance subsidiaries, publicly listed vehicles, or other investment vehicles, may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our portfolio companies' debt or equity, Global Atlantic's policyholders, public stockholders, and a variety of other potential litigants. See Note 25 "Commitments and Contingencies—Litigation" in our financial statements. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds, insurance subsidiaries and publicly listed vehicles, and actions taken by the officers and directors (some of whom may be KKR employees) of portfolio companies, such as lawsuits by other shareholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
Although investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our employees or our affiliates solely based on their dissatisfaction with the investment performance of those funds, such investors may have remedies against us, the general partners of our funds, our funds, our employees or our affiliates to the extent any losses result from fraud, negligence, willful misconduct or other similar misconduct. While the general partners and investment advisers to our investment funds, including their directors, officers, employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct. If any civil or criminal lawsuits were brought against us and resulted in a finding of substantial legal liability or culpability, the lawsuit could materially and adversely affect our business, results of operations and financial condition or cause significant reputational harm to us, which could seriously impact our business.
In addition, public sentiment could at any time focus on us, our industry and companies in which our funds are invested, which could result in governmental action or other adverse consequences. Furthermore, the rise of populist political movements has generated, and may continue to generate, a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business" and "—We are subject to increasing focus by our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters." The risk of reputational harm is elevated by the prevalence of internet and social media usage and the increased public focus on behaviors and externalities of business activities. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
With a workforce composed of many highly-paid professionals, we face the risk of litigation relating to claims for compensation or other damages, which may, individually or in the aggregate, be significant in amount. The cost of settling any such claims could negatively impact our business, results of operations and financial condition.
Certain types of investment vehicles, especially those offered to individual investors, may subject us to new and greater levels of public and regulatory scrutiny, regulation, risk of litigation, and reputational risk, which could materially and adversely affect us.
We have increasingly undertaken business initiatives to increase the number and type of investment products and vehicles we offer to investors, especially individual investors. The offering of opportunities to invest in any funds registered under the Investment Company Act (or other non-U.S. funds) or other investment vehicles that we refer to as "semi-liquid" or "democratized access" vehicles, may result in increased risks, which could materially and adversely affect us. Our investment adviser subsidiaries or affiliates currently externally manage or advise a number of such vehicles, including KKR Real Estate Finance Trust (a REIT listed on the NYSE), KKR Income Opportunities Fund (a closed-end management investment company listed on the NYSE), KKR Credit Income Fund (an Australian listed investment trust), FS KKR Capital Corp. (a BDC listed on the NYSE) and a number of other vehicles are expected to be launched at various times in the future. To the extent opportunities to invest in these types of vehicles are made available to individual (non-institutional) investors (including investors often described as high net worth individuals, family offices, mass affluent individuals or accredited investors), this expansion of our investor base may enhance the level of risks applicable to us and also may introduce new types of risks. The principal risks associated with many of these types of vehicles include:
•Operational risks, such as obligations to conduct more frequent valuation processes. These types of requirements will place increased demands on our employees, require administrative, operational and accounting resources, and incur significant expenses;
•Compliance and regulatory risks, such as managing potential conflicts of interest, conducting due diligence on distribution partners, and compliance with the requirements of, or for exclusion from regulation under, the Investment Company Act and other securities laws and regulations;
•Liquidity risk, such as sizing of liquidity reserves in order to satisfy any periodic investor redemption requests, which is a feature that is typically not allowed for investors in our traditional investment vehicles. See "—Risks Related to the Assets We Manage—Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis";
•Litigation risks, such as claims related to adequacy of disclosures, suitability and board of director oversight. Failure to comply with these requirements could result in civil lawsuits, regulatory penalties, enforcement actions, or potentially lead to suspension of trading, de-listing from an exchange, de-registration or liquidation. Many of these vehicles may also face significant additional litigation risks, including the increased potential for class actions and other investor lawsuits, which would distract our employees, including our investment professionals. The boards of directors of these vehicles and their investors could also seek recourse against KKR itself for any alleged mismanagement by our investment adviser subsidiaries or affiliates; and
•Reputational risk, as we may incur significant costs in connection with such investments, which ultimately may result in significant losses, as well as reputational harm. Furthermore, if the investors in these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate its investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us or redeem their investment to the extent permitted.
We have and expect to continue to distribute products through new channels, including through unaffiliated firms, and we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us or reputational harm, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. The distribution of products through new channels whether directly or through market intermediaries, including in the individual investor or private wealth management channel, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels. In addition, legislative and regulatory action could adversely limit and affect our efforts to seek, or to manage vehicles that have investments from, individual investors. Although we seek to ensure through due diligence and onboarding procedures that the third-party channels through which individual investors access our investment products conduct themselves responsibly, we are exposed to the risks of reputational damage and legal liability to the extent such third parties improperly sell our products to investors. For example, in certain cases, we may be viewed by responsible for the content of materials prepared by third-party distributors. Similarly, there is a risk that our employees involved in the direct distribution of our products, or employees who oversee independent advisors, brokerage firms and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures.
Although individual investors have not constituted a substantial amount of our historic investment vehicle investor base, it is likely that we will increasingly undertake business initiatives to increase the number and type of democratized access vehicles we offer to individual investors. We expect investment opportunities offered to individual investors to continue to grow to represent a larger percentage of our AUM as our historical pools of capital provided by institutional investors, such as pension funds, do not grow as much in the future. Accordingly, we are, and may become further, subject to additional regulatory and compliance requirements because our product offerings and investment platform will begin to include a higher percentage of individual investors as compared to our historical investor base.
In some cases, our democratized access vehicles are distributed to individual investors indirectly through third party managed vehicles sponsored by brokerage firms, banks or third-party feeder providers, and in other cases, directly to the qualified clients of banks, independent investment advisors and broker-dealers. In other cases, we create investment products specifically designed for direct investment by individual investors in the U.S. or similar investors in non-U.S. jurisdictions. Our initiatives to expand our individual investor base, including marketing, creating and maintaining the types of products and vehicles that they may invest in, requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that our efforts to grow our individual investor assets under management will be successful. In addition, these aforementioned efforts to expand our individual investor base and/or our focus on the development of these democratized access vehicles could be negatively perceived as a strategic realignment of our focus by our traditional fund investors, which may be perceived as adverse to their interests, and which could cause us to be materially adversely affected to the extent our traditional fund investors decide to move investments to our competitors.
The distribution of products suitable for individual investors, including through new channels whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the U.S. and regulators in jurisdictions outside of the U.S. with respect to, among other things, product suitability, investor classification, compliance with securities laws, conflicts of interest regarding investment allocations, the adequacy of disclosure to customers to whom our products are distributed through those channels, including with respect to frequency and complexity of the valuation process for private assets and liquidity and execution of timely processes, such as ongoing general management and satisfying investor redemption requests in accordance with organization documents. Increased risk of legislative and regulatory action could adversely limit and affect our efforts to seek, or to manage vehicles that have investments from, individual investors.
We plan to enter into investment management agreements with other similar investment vehicle types and other vehicle types in the future. Such vehicles may allow us to invest potentially more capital and potentially receive stable fee revenues, while providing varying amounts of liquidity to investors in such vehicles (pursuant to the terms of the applicable democratized access vehicle governing agreements). However, these vehicles may be subject to the heightened regulatory requirements applicable to certain semi-liquid or democratized access vehicles, including compliance with the laws and regulations of the SEC, the Investment Company Act (or the requirements for exclusion from regulation thereunder), the Exchange Act, the Sarbanes-Oxley Act of 2002 and any national securities exchanges on which their securities are listed, among others. As our business expands, we may be required to register additional vehicles under the Investment Company Act or similar laws, including in jurisdictions outside of the United States. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which could divert the attention of management of these investment vehicles from their business and investments. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business" for further detail on proposed and adopted regulations which may materially adversely affect us. Relatedly, as we expand the distribution of these products, including democratized access vehicles, to investors outside of the U.S., we are increasingly exposed to risks in non-U.S. jurisdictions. While these risks are similar to those that we face in the distribution of products to investors in the U.S., securities laws and other applicable regulatory regimes in many jurisdictions, including the UK and the EEA, are extensive, complex, and vary by local jurisdiction. As a result, this expansion subjects us to additional regulatory risk and potential litigation.
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
Our capital markets activities expose us to material risks.
Through our broker-dealer subsidiaries and their related entities, we provide a broad range of capital markets services that include acting as an advisor or as an agent, principal, underwriter, syndicator, arranger or other form of intermediary in connection with securities transactions, debt or equity syndications, loan transactions, derivative transactions and other types of financings and financial arrangements. We rely upon our counterparties to consummate the transactions that they indicate or commit to enter into with us. However, we may incur significant losses in connection with our capital markets activities, including to the extent that, for any reason, (i) our counterparties fail to acquire or pay for the securities, debt, equity or loans that we expected to sell, place or syndicate to them, or (ii) we are unable to receive our anticipated payments for any other transaction or are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all. The incurrence of any such losses may cause a materially adverse impact to our results of operations, financial condition or liquidity. We also may be subject to potential underwriter liability or regulatory consequences for material misstatements or omissions in prospectuses or other offering documents relating to transactions in which we are involved. We conduct capital markets activities in connection with transactions in which our investment funds or insurance companies may participate as a purchaser or a seller of securities, which could constitute a conflict of interest or subject us to regulatory scrutiny, liabilities or reputational harm. See "—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business."
Our use of derivative financial instruments to manage risk in our capital markets and insurance business may not be effective or efficient.
We employ derivative financial instruments and other types of strategies to hedge, manage or otherwise reduce certain risks that arise in connection with our capital markets activities and insurance business, such as interest rate risks, foreign currency risks, equity price and general market risks. The use of derivative financial instruments and these other risk management strategies may not be properly designed to hedge, manage or other reduce the risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. We may not have identified, or may not even be able to identify, all the material risks relevant for our capital markets activities or insurance business, and we also may choose not to hedge, in whole or in part, any of the risks that have been identified. Global Atlantic's hedging activities seek to mitigate economic impacts relating to its insurance products, which may result in additional volatility in GAAP results, adverse impacts on regulatory capital, and may not effectively offset any changes in insurance reserves. If our hedging risk management strategy is ineffective or inefficient, we may experience a materially adverse impact to our results of operations, financial condition or liquidity. One part of our capital markets risk management strategy is to enter into arrangements with third parties that are designed to reduce our risk when underwriting certain debt transactions. As of December 31, 2022, KKR Capital Markets Holdings L.P entered into such arrangements representing a total notional amount of $4.5 billion. If these counterparties or other derivative counterparties or clearinghouses fail or refuse to meet their obligations, then our efforts to mitigate risks may prove to be ineffective or ineffective, and we may experience a materially adverse impact to our results of operations, financial condition or liquidity. If such failure or refusal were to occur, or if these counterparties fail to renew their arrangements and we are unable to find suitable replacements, then our ability to continue to conduct large capital markets transactions or insure certain insurance products with guaranteed benefits in the future may be impaired.
We are subject to risks in using third-party service providers, including prime brokers, custodians, administrators and other agents.
Certain of our investment funds, finance vehicles and our principal trading activities depend on the services of third-party service providers, including prime brokers, custodians, escrow agents, placement agents, administrators and other agents, to carry out administrative or other services, including valuations, securities transactions, tax preparation, insurance policy administration and government filings. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us (including our insurance subsidiaries) or our funds to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.
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
Future results of our funds, our insurance subsidiaries or our balance sheet investments may be different than, and may not achieve the levels of, any of their historical returns.
We have presented in this report certain information relating to our investment returns, such as net and gross internal rates of return (IRR), multiples of invested capital and realized and unrealized investment values for funds that we have sponsored and managed. Historical returns of our funds should not be relied upon as indicative of the future results that you should expect from our funds and are not indicative of the future results of our insurance subsidiaries or our balance assets. In particular, the future results may differ significantly from their historical results for the following reasons, among others:
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
In addition, our historical rates of return reflect our historical cost structure, which has varied and may vary further in the future. Certain of our newer funds, for example, have lower fee structures and also have performance hurdles. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industry sectors and businesses in which a particular fund invests and changes in laws. See "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects."
Our valuation methodologies for certain assets can be subjective and the fair value of assets established pursuant to such subjective methodologies may never be realized, which could result in significant losses for our funds and us.
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
Various economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our results of operations and financial condition.
Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition. These risks include:
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
•Conditions in commodity markets impact the performance of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather-related factors. When commodity prices decline or if a decline is not offset by other factors, we would expect the value of our energy real asset investments to be adversely impacted, to the extent unhedged. In general, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. The reverse is true for upward price movements. However, because we typically use near-term commodity derivative transactions to hedge our exposures, we expect long-term oil and natural gas prices to be a more significant driver of the valuation of our energy investments in asset management than spot prices. If the operating partners for certain of our real asset funds or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if consumers defer purchases of or seek substitutes for the products of our funds or such portfolio companies, our funds or such portfolio companies could experience lower operating income which may in turn reduce the valuation of such funds' investments or those portfolio companies. The value of energy investments generally increase or decrease with the increase or decrease, respectively, of energy commodity prices and in particular with long-term forecasts for such energy commodity prices. Given our investments in Crescent Energy and other oil and gas companies, assets, a portion of the investment income we realize is sensitive to oil and gas prices. The volatility of commodity prices also makes it difficult to predict commodity price movements. Apart from our energy investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may benefit from an increase or suffer from a decline in commodity prices.
•Natural or man-made disasters or catastrophes, such as extreme weather events, climate change, earthquakes, tsunamis floods, malicious acts, cyber-attack or terrorist acts, can also have an adverse impact on our investments and certain of our portfolio companies, especially investments in physical assets, real asset investments, loans or securities collateralized by loans (to the extent such events impact the financial performance of such loans) and portfolio companies that rely on physical factories, plants or stores located in the affected areas. In addition, claims arising from the occurrence of such events could have a material adverse effect on Global Atlantic's business, results of operations and financial condition, and such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can materially impact businesses or properties that focus on tourism or recreational travel.
•Other conditions or events may also materially affect our investments as discussed in "—Risks Related to Our Business—Geopolitical developments and other local and global events outside of our control can, and periodically do, adversely impact us and our portfolio companies" and "—Risks Related to Our Business—Public health crises, such as COVID-19, may continue to occur from time to time, which could directly and indirectly adversely impact us and our portfolio companies."
Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" and "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects."
Dependence on significant leverage in our investments could adversely affect our ability to achieve attractive rates of return on those investments.
Because many of our funds' investments and our balance sheet investments (and to a lesser degree, certain kinds of investments by our insurance companies) often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates, which are based, in part, on market interest rates that can fluctuate. See "—Risks Related to Our Business—Changes in the debt financing markets, including the impact of a change in interest rates, may negatively affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects." Our credit funds use varying degrees of leverage when making investments. Similarly, private equity investments often include the issuance of high yield debt securities or leveraged loans. In many private equity investments, indebtedness may constitute more than 70% of a portfolio company's total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company's indebtedness may also increase in recapitalization transactions subsequent to the company's acquisition. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our funds and our portfolio companies. U.S. federal bank regulatory agencies and the European Central Bank have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business."
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
Additionally, an increase in either the general levels of interest rates or in the risk spread demanded by lenders would also make it more expensive to finance investments. Increases in interest rates could also make it more difficult to locate and consummate private equity and other investments because a portion of the indebtedness used to finance private equity and other investments often includes high-yield debt securities issued in the capital markets, and other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. Any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing would reduce our returns and decrease our net income.
Various exposures to, and investments in, the securities of leveraged companies or companies that are experiencing significant financial or business difficulties could materially and adversely affect our results of operations, financial condition and cash flow.
Our investment funds, and our firm through our balance sheet, have equity and debt investments in companies that have a significant amount of leverage as well as companies that are currently experiencing, or in the future may experience, significant financial or business difficulties. Our traditional private equity funds typically finance their equity investment in a portfolio company with high yield debt securities and/or leveraged loans. Our real assets funds also often finance a portion of their investment using debt. Our credit funds hold below investment grade debt or securities or financial instruments of highly leveraged companies or other companies that are experiencing significant financial or business difficulties. Investments in leveraged companies or companies experiencing financial or business difficulties generally entail greater risk and could materially and adversely affect our results of operations, financial condition and cash flow.
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
Certain of our funds, CLOs and other investment vehicles, and our firm through our balance sheet, invest in high-yield, below investment grade or unrated debt, including corporate loans and bonds, which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield, below investment grade or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield, below investment grade or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of fixed rate debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain additional risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer's failure to make timely interest and principal payments. For further information about the fair market value of investment grade corporate loans and securities we indirectly hold through our CLO vehicles that have a below investment grade rating as of December 31, 2022, see Note 2 "Summary of Significant Accounting Policies—Significant Account Policies - Asset Management—Investments" in our financial statements.
Certain of our investment funds, especially in our strategic credit strategy, and through our balance sheet may hold interests in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated funds or portfolio companies. Companies that were not in financial distress at the time we or our funds made investments may in the future require work-outs, liquidations, reorganizations, bankruptcies or similar transactions, and as a result, become subject to the same risks described above. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.
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
Government policies regarding certain regulations, such as antitrust law, national security or restrictions on foreign investment in certain of our funds' portfolio companies or assets can also limit our funds' exit opportunities. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business." As many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, we may determine that we may be required to sell our balance sheet assets alongside our funds' investments at such times. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments.
Our investments are subject to a number of inherent risks.
Our results are highly dependent on our continued ability to generate attractive returns from our investments. Investments made by our different business lines involve a number of significant risks, including the following:

•companies in which investments are made may have limited financial resources and may be unable to meet their obligations under their securities, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;
•companies or assets in which investments are made are more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects;
•companies in which private equity investments are made may be businesses or divisions acquired from larger operating entities that may require a rebuilding or replacement of financial reporting, information technology, operational and other functions;
•companies or assets in which investments are made may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which our funds or we invest may undermine our due diligence efforts with respect to such companies, and if such bribery, fraud or other deceptive practices are discovered, negatively affect the valuation of a fund's investments as well as contribute to overall market volatility that can negatively impact a fund's or our investment's program;
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
•executive officers, directors and employees of an equity sponsor may be named as defendants in litigation involving a company or asset in which an investment is made or is being made, and we or our funds may indemnify such executive officers, directors or employees for liability relating to such litigation;
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
•our transactions involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments; and
•significant failures of our investments to comply with laws and regulations applicable to them could affect the ability of our funds or us to invest in other companies in certain industries in the future and could harm our reputation.
For additional risks that rise from the types of investment vehicles used in an investment, see "—Risks Related to Our Business—Certain types of investment vehicles, especially those offered to individual investors, may subject us to new and greater levels of public and regulatory scrutiny, regulation, risk of litigation, and reputational risk, which could materially and adversely affect us."
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
Investments in real assets, which may include real estate, infrastructure, oil and gas properties and other energy assets, may expose us to increased risks and liabilities that are inherent in the ownership of real assets in addition to the kinds of risks and liabilities described above or investments in companies. For example:
•Ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition and could not have been foreseen. Even in cases where we are indemnified by a seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities;
•Ownership of real assets may also present additional risk of liability for personal and property injury, for which we may not be fully insured or indemnified, or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws;
•Real asset investments may face construction risks, including without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) the availability and timely receipt of zoning and other regulatory or environmental approvals; (iii) the availability of construction financing on favorable terms or at all; (iv) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (v)  less than optimal coordination with public utilities in the relocation of their facilities; (vi) adverse weather conditions and unexpected construction conditions; (vii) accidents or the breakdown or failure of construction equipment or processes; (viii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property and (ix) catastrophic events such as explosions, fires and terrorist activities, and other similar events. These risks could create substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could result in prolonged construction periods or prevent completion of construction activities once undertaken, which could cause investments to not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor;
•The operation of real assets is exposed to potential unplanned interruptions or permanent damage caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in real assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment;
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
Without limiting the foregoing risks, we note that investments that we hold and may make in the future in the oil and gas industry may present specific environmental, safety and other inherent risks, including investments in Crescent Energy and other oil and gas companies. Such investments are subject to stringent and complex foreign, federal, state and local laws, ordinances and regulations specific to oil and gas industries, including, for example, those governing transportation, exploration and production of oil and natural gas. There are also various conservation laws and regulations applicable to oil and natural gas production and related operations, in addition to regulations governing occupational health and safety, the discharge of materials into the environment and other practices relating to environmental protection. Failure to comply with applicable laws, ordinances and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws, ordinances and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible and increase the cost of production, thereby reducing profitability. In addition to the risks listed above, our oil and gas investments are subject to other risks, such as:
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
•Our estimated oil, natural gas, and natural gas liquids reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves; and
•The performance of our energy investments depend on the skill, ability and decisions of third-party operators. The success of our investment will depend on their exploitation, development, construction and drilling activities and the timing and cost of drilling, completing and operating wells. Failure of such operators to comply with applicable laws, rules and regulations could result in liabilities to us, reduce the value of our interest in the oil and natural gas properties, and materially and adversely affect our cash flows and results of operations; and
•If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write-downs of the value of our oil and gas properties, which may reduce the value of our energy investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.
Similarly, investments in real estate are subject to the specific risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those generally associated with the ownership of real property, such as: general and local economic conditions; changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding); fluctuations in the average occupancy (including as a result of social distancing requirement and remote working environment during the COVID-19 pandemic); the financial resources of tenants; changes in building, environmental and other laws; energy and supply shortages; various uninsured or uninsurable risks; natural disasters; changes in government regulations (such as rent control); changes in real property tax rates; changes in interest rates (see "—Risks Related to Our Business—Changes in the debt financing markets, including the impact of changes in interest rates, may negatively affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects"); the reduced availability of mortgage funds that may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy, such as COVID-19 and general economic conditions, that depress travel activity; environmental liabilities; contingent liabilities on disposition of assets; and terrorist attacks, war and other factors that are beyond our control. Our real estate investments are also subject to additional risks, including but not limited to the following:
•The success of certain investments will depend on the ability to restructure and effect improvements in the operations of the applicable properties, and there is no assurance that we will be successful in identifying or implementing such restructuring programs and improvements;
•If we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of us or our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms;
•The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing. No assurance can be given that real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available;
•Lenders in commercial real estate financing customarily will require a "bad boy" guarantee, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, "bad boy" guarantees would generally be extended by our funds, our balance sheet or a combination of both depending on the ownership of the relevant asset. In addition, "bad boy" guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that commercial real estate financing arrangements generally will require "bad boy" guarantees and in the event that such a guarantee is called, a fund's or our assets could be materially and adversely affected. Moreover, "bad boy" guarantees could apply to actions of the joint venture partners associated with the investments, and in certain cases the acts of such joint venture partner could result in liability to our funds or us under such guarantees;
•The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to activities that took place prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence; and
•Our funds or we may be subject to certain risks associated with investments in particular assets. REITs may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. REITs depend on their ability to generate cash flow to make distributions and may be impacted by changes in tax laws or by a failure to qualify for tax-free pass through income. Investments in real estate debt investments may be unsecured and subordinated to a substantial amount of indebtedness, and may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by our fund or us, our fund or we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in assets or businesses that are distressed may have little or no near-term cash flow and involve a high degree of risk. Such investments subject to bankruptcy or insolvency could be subordinated or disallowed.
With respect to infrastructure, investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses. They may also rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments, and such operators' failure to comply with laws, including prohibitions against bribing of government officials, may materially and adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to heightened counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services, or government entities in response to such users, may react negatively to any adjustments in rates, which may reduce the profitability of such infrastructure investments.
Our growth equity strategy invests in emerging and less established companies that are heavily dependent on new technologies where success is less certain.
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
We often pursue investment opportunities that involve unique business, regulatory, legal or other complexities, including complexities arising from the large size of our investment or from a lack of control over the investment.
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
We make large private equity and real assets investments, which involves certain complexities and risks that are not encountered in small- and medium-sized investments. Our private equity funds make investments in companies with relatively large capitalizations, which involves certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and exiting larger deals may present incremental challenges. In addition, larger transactions may pose greater challenges in implementing changes in the company's management, culture, finances or operations, and may entail greater scrutiny by regulators, interest groups and other third parties. These constituencies may be more active in opposing larger investments by certain private equity firms. In some transactions, the amount of equity capital that is required to complete a large capitalization private equity or real asset transaction may be significant and may require significantly more capital than is then available for investment by our investment funds. We sometimes structure these kinds of transactions as "consortium transactions." A consortium transaction involves an equity investment in which two or more firms serve together or collectively as equity sponsors. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions relating to a consortium investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described herein.
The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we could be required to commit significant amounts of our capital to such large investments. More recently, instead of consortium transactions, we have sought to syndicate a portion of our capital commitment in larger private equity and real asset transactions where the overall size may exceed what we consider appropriate for our funds. A syndication transaction involves KKR seeking third parties to commit equity to our investments, typically as passive co-investors, so that our firm can retain a level of control over the investment. However, if we are unable to syndicate all or part of such commitment, or if such co-investors fail to fund their commitments, we may be required to fund the remaining commitment amount from our balance sheet. If we are required to keep on our balance sheet a large portion of the capital commitment that could not be syndicated to third parties, poor performance of such large investment may have a material adverse impact on our financial results. See "—Risks Related to Our Business—If we are unable to syndicate the securities or indebtedness or realize returns on investments financed with our balance sheet assets, or if our structured transactions do not perform as expected, then our liquidity, business, results of operations and financial condition could be materially and adversely affected" and "—Our funds and our firm through our balance sheet may make a limited number of investments, or investments that are concentrated in certain issuers, geographic regions or asset types, which could negatively affect our performance or the performance of our funds to the extent those concentrated assets perform poorly."

In addition, we and our funds hold investments that include debt instruments and equity securities of companies that we do not control, and such investments may comprise an increasing part of our business. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer or we may purchase such instruments and securities on a principal basis. In addition, our funds may acquire minority equity interests, particularly when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of an investor consortium or through many of our credit funds. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. We and our funds, including our newer private equity funds, have made certain minority investments in publicly traded companies and in companies including hedge fund and real estate managers on our balance sheet.
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
See also "—Risk management activities may adversely affect the return on our investments." See also "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business," "—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects," "—Risks Related to Our Business—Geopolitical developments and other local and global events outside of our control can, and periodically do, adversely impact us and our portfolio companies," and "—Various economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our results of operations and financial condition."
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
In many cases, the companies in which we or our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our or our fund's investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our or our fund's investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. In addition, debt investments made by us or our funds in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, the ability of us or our funds to influence a company's affairs and to take actions to protect an investment will likely be substantially less than that of the senior creditors.
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
While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Various regulators have proposed or adopted regulations governing futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect our business" and "—Risks Related to Our Business—Our use of derivative financial instruments to manage risk in our capital markets and in Global Atlantic's insurance business may not be effective or efficient."

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
Similarly, our balance sheet has significant exposures to certain issuers, industries or asset classes. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity funds and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, losses may have an even greater impact on our results of operations and financial condition, as we would directly bear the full extent of such losses. Our balance sheet also has significant exposures to a small group of companies. As a result, our investment income is subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies, and in the case of publicly traded companies, our operating results would be impacted by volatility in the Credit and Liquid Strategies generally and in the stock price of such companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Balance Sheet Measures" for information on significant investments held on our balance sheet, including a list of the 20 largest investments held on our balance sheet.
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
•We may be required to allocate investment opportunities among investment funds that may have overlapping investment objectives, including vehicles that may have different fee structures, and among KKR co-investment vehicles (including vehicles in which KKR employees may invest) and third-party co-investors;
•We may decide to transfer (or not to transfer) assets owned by us on our balance sheet to our investment funds, including our public, semi-public or democratized access investment vehicles, which could give rise to claims of conflicts of interest, including with respect to the nature of these assets and the method by which they were valued;
•We may, on behalf of our funds or KKR itself, buy, sell, hold or otherwise deal with securities or other investments that may be purchased, sold or held by our other funds or that are otherwise issued by a portfolio company in which our funds invest. Conflicts of interest may arise between a fund, on one hand, and KKR on the other or among our funds including but not limited to those relating to the purchase or sale of investments, the structuring of, or exercise of rights with respect to investment transactions and the advice we provide to our funds. For example, we may sell an investment at a different time or for different consideration than our funds;
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
Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis.
Unlike investors in our traditional real estate and infrastructure funds, which in general do not permit redemptions of their fund interests until the liquidation of the funds upon their scheduled dates to terminate, our core real estate and infrastructure funds permit their investors to redeem their funds interests from time to time. Substantial redemptions could be triggered by a number of events, including fund performance, events in the markets, significant change in our personnel, our removal or replacement as the investment manager of the fund, legal or regulatory issues that investors perceive to have a bearing on the fund, or other events. While the general partner of such funds has no obligation to take any actions to satisfy redemption requests other than out of available cash in the fund, actions taken to meet substantial redemption requests could result in material adverse effect to the fund's investments, ability to make new investments, or otherwise be able to achieve its investment objects, which could negatively impact our financial results.
We also currently sponsor, and expect to further sponsor, investment vehicles that are offered to individual investors where the terms of such vehicles typically permit periodic redemptions in accordance with the terms set forth in their applicable disclosure documents. There is a risk that such vehicles will lack adequate liquidity to satisfy any unexpected redemption requests, which may occur for a variety of reasons, including, in addition to the ones identified above, compliance obligations of their investors and increases in their investors' liquidity needs, which tend to be more pronounced during periods of market volatility and which may escalate in any period and be particularly pronounced for investment vehicles whose governing agreements permit fund investors, up to certain limits or caps, to submit redemption requests periodically, including potentially as frequently as monthly. Any such redemptions would decrease our AUM and revenues. While terms such as caps or limits on redemption amounts may potentially reduce some of the risks around liquidity, decreased AUM and revenues and other concerns, there could still be significant and materially adverse reputational harm caused by redemption requests that in the aggregate trigger any caps or limits that legally permit our vehicles to "gate" or not honor redemption requests, and this could also cause materially adverse harm to the respective investment vehicle.
The inclusion of redemption features in the investment vehicles offered by us create heightened risk of operational error, including with respect to the calculation of net asset values. Any such errors could adversely affect the exercise of redemption rights by their investors and could materially and adversely affect our revenues and profitability, including as a result of any resulting litigation or regulatory investigations. In addition, general concerns about market or macroeconomic conditions not specific to us or our investment vehicles could materially increase the number of redemption requests our investment vehicles receive, which would further enhance these risks. See "—Risks Related to Our Business—Certain types of investment vehicles, especially those offered to individual investors, may subject us to new and greater levels of public and regulatory scrutiny, regulation, risk of litigation, and reputational risk, which could materially and adversely affect us."
Certain of our investment advisory arrangements may be terminated with minimal notice.
Investors in our funds in certain of our leveraged credit investment vehicles may generally submit redemptions to redeem their investments on a quarterly, monthly, or other periodic basis (subject to, in some cases, the expiration of a specified period of time or, in certain cases, a withdrawal fee on withdrawals before the expiration of a specified period), subject to the applicable fund's specific redemption provisions. Factors that could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in or rebalancing due to investors' asset allocation policy, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund's performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, and performance and liquidity needs of fund investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
A portion of assets invested in our funds in the Credit and Liquid Strategies business line are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on little or no notice. In addition, we provide sub-advisory services to other investment advisers and managers. Such investment advisers and managers could terminate our sub-advisory agreements on little or no notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a material adverse impact on our revenues.
In addition, certain funds in our Credit and Liquid Strategies business line are registered under the Investment Company Act as management investment companies. These funds and KKR Credit Advisors (US) LLC, which serves as their investment adviser, are subject to the Investment Company Act and the rules thereunder. The management fees we and our affiliate receive for managing registered investment companies and our BDC will generally be subject to contractual rights the company's board of directors or the investment adviser has to terminate KKR's or our affiliate's management of an account on as short as 60 days' prior notice. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
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
•Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Hedge funds and funds of these hedge funds may also be subject to extensive regulations, including those of CFTC; and
•The timing and receipt of incentive fees earned as part of our hedge fund partnerships are also highly dependent on the net asset value of these funds, which could add to volatility in our quarterly results and cash flow. These third-party hedge fund managers offer a variety of investment strategies, including hedge fund-of-funds, equity hedge funds and credit hedge funds. As a result, we are indirectly exposed to the volatility and fluctuations in financial results of these hedge fund managers and could become exposed to lawsuits or other liabilities arising from their business and operations. For example, certain funds managed by the hedge fund managers have "high-water mark" provisions whereby if the funds have experienced losses in prior periods, the fund managers will not be able to earn incentive fees with respect to a fund investor's account until the net asset value of the fund investor's account exceeds the highest period end value on which incentive fees were previously paid.
To the extent the financial condition of Marshall Wace or one or more other third-party hedge fund managers with which we have hedge fund partnerships is adversely affected by these risks, our revenues, AUM and FPAUM may also decline.

Risks Related to Our Common Stock
The Series I preferred stockholder's significant voting power limits the ability of holders of our common stock to influence our business.
The Series I preferred stockholder has significant voting power, which limits the ability of holders of our common stock to influence our business. Our Co-Executive Chairmen, when acting together, jointly control the Series I preferred stockholder and thereby the vote of the Series I preferred stock held by it. The vote of our Series I preferred stock will determine the outcome of all matters that are not listed below as being subject to a vote by our common stock.
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
Furthermore, holders of our common stock have the right to vote on the adoption of a new equity compensation plan, any material amendment to an existing equity compensation plan, and an issuance of common stock if, based on the number of shares or the voting power outstanding before such issuance, more than 1% of our common stock is issued to our affiliates and other related parties or more than 20% of our common stock is issued in any transaction, subject to certain limited exemptions.
Our amended and restated certificate of incorporation and amended and restated bylaws contain additional provisions affecting the holders of our common stock, including limitations on the calling of meetings of the stockholders and procedures for submitting proposals for business to be considered at meetings of the stockholders. In addition, any person that beneficially acquires 20% or more of any class of stock then outstanding without the consent of our board of directors (other than the Series I preferred stockholder) is unable to vote such stock on any matter submitted to such stockholders.
For a more detailed description of our common stock and Series I preferred stock, see "Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934," which is filed as an exhibit to this report.
By no later than December 31, 2026, we agreed in the Reorganization Agreement to (i) eliminate our Series I preferred stock and (ii) establish voting rights for our common stock on a one vote per share basis for all matters subject to a common stockholders' vote under Delaware corporate law, including with respect to the election of directors. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the NYSE.
Because KKR Management holds our Series I preferred stock, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. As a "controlled company" we have elected not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Following the elimination of our Series I preferred stock on or before December 31, 2026 pursuant to the Reorganization Agreement, we will no longer be able to rely on the control of our company by the Series I preferred stockholder to be exempted from the corporate governance requirements of the NYSE following a transition period. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
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
Subject to applicable law, our certificate of incorporation contains provisions limiting the duties owed by the Series I preferred stockholder and contains provisions allowing the Series I preferred stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our common stock. Our certificate of incorporation contains provisions stating that the Series I preferred stockholder is under no obligation to consider the separate interests of the other stockholders (including the tax consequences to such stockholders) in deciding whether or not to authorize us to take (or decline to authorize us to take) any action as well as provisions stating that the Series I preferred stockholder shall not be liable to the other stockholders for damages or equitable relief for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions. See "—Risks Related to Our Organizational Structure—Potential conflicts of interest may arise among the Series I preferred stockholder and the holders of our common stock."
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
In addition, we have agreed to indemnify the Series I preferred stockholder and its affiliates and any member, partner, tax matters partner (as defined in U.S. Internal Revenue Code of 1986, as amended (the "Code"), as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of any of KKR or its subsidiaries (which includes KKR Group Partnership), the Series I preferred stockholder or any of our or the Series I preferred stockholder's affiliates and certain other specified persons (collectively, "Indemnitees"), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.
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
The market price of our common stock may be highly volatile, could be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to sell your shares at an attractive price, if at all. Some examples of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include the risks generally described in this report, a lack of liquidity in the trading of our common stock, risks generally applicable to publicly traded companies and variations in our quarterly operating results.
An investment in our common stock is not an investment in any of our funds or other businesses operated by our subsidiaries, and the assets and revenues of our funds are not directly available to us.
Our common stock only represents an investment in securities of KKR & Co. Inc., the holding company of the KKR business. While our historical consolidated financial statements include financial information, including assets and revenues, of certain funds on a consolidated basis, and our future financial statements will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except to a limited extent through management fees, carried interest or other incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report. Additionally, given our holding company structure, an investment in our common stock is not an investment in any other businesses that may be operated by our subsidiaries. See "Business—Organizational Structure" and "—Risks Related to Our Organizational Structure—We intend to pay periodic dividends to the holders of our common stock and preferred stock, but our ability to do so may be limited by our holding company structure, contractual restrictions, our cash flow from operations and available liquidity."
Our common stock price may decline due to the large number of shares eligible for future sale, and issued or issuable pursuant to our equity incentive plans or as consideration in acquisitions.
The market price of our common stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate.
In addition, we have issued and will continue to issue equity awards that vest into or are exchangeable for shares of our common stock pursuant to our 2019 Equity Incentive Plan. We are authorized to grant equity awards equal to 15% of the aggregate number of shares of common stock outstanding and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its subsidiaries) (together, "Diluted Common Shares") minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the aggregate number of shares of common stock outstanding and KKR Group Partnership Unites (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its subsidiaries) outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. In addition, previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our 2019 Equity Incentive Plan. For the number of equity awards available for issuance, see Note 20 "Equity Based Compensation" in our financial statements. For other information about our equity awards, see also "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan." In the past, we have issued and sold our common stock to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plans or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plans that are settled in cash instead of shares of common stock. We may issue and sell shares of our common stock in the future for similar purposes or for any other purpose we deem to be appropriate.

We have used, and in the future may continue to use, our common stock or securities convertible, exchangeable or exercisable into our common stock as consideration in acquisitions and strategic investments. For example, in connection with the Global Atlantic acquisition on February 1, 2021, we issued 23.0 million shares of Series C Mandatory Convertible Preferred Stock; in connection with KKR's acquisition of KFN on April 30, 2014, we issued the equivalent of approximately 104.3 million shares of our common stock; in connection with KKR's acquisition of Avoca on February 19, 2014, we issued the equivalent of approximately 4.9 million shares of our common stock; and in connection with KKR's initial acquisition on November 2, 2015 and subsequent increases in ownership of Marshall Wace, we issued the equivalent of approximately 23.0 million shares of our common stock. In addition, in connection with other investments, we may make certain future contingent payments in the form of common stock. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, the value of our common stock as well as our dividend per share of common stock may decline.
Our issuance of preferred stock may cause the price of our common stock to decline, which may negatively impact our common stockholders.
Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our certificate of incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. We have issued series of preferred stock in the past, and if we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stockholders in the instances in which they have the right to vote, the market price of our common stock could decrease. Similarly, the limited partnership agreement of KKR Group Partnership authorizes the general partner of KKR Group Partnership to issue an unlimited number of additional securities of KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnership Units, and which may be exchangeable for KKR Group Partnership Units.
Our certificate of incorporation provides us with a right to acquire all of the then outstanding shares of common stock under specified circumstances, which may adversely affect the price of our common stock and the ability of holders of our common stock to participate in further growth in our stock price.
Our certificate of incorporation provides that, if at any time, either (i) less than 10% of the total shares of any class our stock then outstanding (other than Series I preferred stock and other series of preferred stock) is held by persons other than the Series I preferred stockholder and its affiliates or (ii) we are subjected to registration under the provisions of the Investment Company Act, we may exercise our right to call and purchase all of the then outstanding shares of common stock held by persons other than the Series I preferred stockholder or its affiliates or assign this right to the Series I preferred stockholder or any of its affiliates. As a result, a stockholder may have his or her shares of our common stock purchased from him or her at an undesirable time or price and in a manner which adversely affects the ability of a stockholder to participate in further growth in our stock price.
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
The Series I preferred stockholder has the ability to appoint and remove members of our board of directors and has the right to approve certain corporate actions as specified in our certificate of incorporation (in addition to approval by our board of directors). See "—Certain actions by our board of directors require the approval of the Series I preferred stockholder, which is controlled by our Co-Executive Chairmen when acting together." If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.
Through its ability to elect our board of directors and its approval rights over certain corporate transactions, the Series I preferred stockholder may be deemed to control our business and affairs, including influence over the amount and timing of our investments and dispositions, indebtedness and cash expenditures (including those relating to compensation, issuances of capital stock or Group Partnership Units, tax liabilities and amounts of reserves).
Under the Reorganization Agreement, our Co-Founders have agreed not to transfer the joint control of the Series I preferred stockholder prior to the Sunset Date (which will be a date not later than December 31, 2026), except that their control may transfer to the then Chief Executive Officer or Co-Chief Executive Officers at the time of their earlier death or permanent disability. In addition, the Series I preferred stockholder has agreed not to transfer its ownership of the sole share of Series I preferred stock prior to the Sunset Date. If ownership of the sole share of Series I preferred stock were to be transferred, the new owner of the sole share of Series I preferred stock and the directors they appoint to our board of directors could have a different philosophy for the management of our business, which could have a material adverse impact on our business, operations or prospects. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.
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
Accordingly, our Board may be prevented from causing us to take any of the actions discussed above if the Series I preferred stockholder does not provide its approval to any such action, even if the Board believes such action may be in the best interest of us and our stockholders.
We intend to pay periodic dividends to the holders of our common stock and preferred stock, but our ability to do so may be limited by our holding company structure, contractual restrictions, our cash flow from operations and available liquidity.
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
Dividends on the Series C Mandatory Convertible Preferred Stock are discretionary and cumulative. Holders of preferred stock will only receive dividends on their shares of preferred stock when, as and if declared by our board of directors, which will be influenced by receipt of distributions from KKR Group Partnership in respect of our Series C mirrored preferred units that we hold in KKR Group Partnership. If dividends on the Series C Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of such preferred stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. When quarterly dividends have been declared and paid or declared and set apart for payment, in the case of the Series C Mandatory Convertible Preferred Stock, in full, the right of the holders of preferred stock and such parity stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Series C Mandatory Convertible Preferred Stock are contained in the prospectus supplement relating to the securities.
We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from certain prior exchanges of our common stock for KKR Group Partnership Units.
We are required to make certain payments under a tax receivable agreement to certain former principals who have previously exchanged KKR Holdings Units for shares of common stock as transferees of KKR Group Partnership Units. Certain of these exchanges resulted in an increase in our share of the tax basis of the tangible and intangible assets of KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Under the tax receivable agreement, these former principals are entitled to receive 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. These payment obligations are obligations of KKR Group Co. Inc. and its wholly-owned subsidiary, KKR Group Holdings Corp., which are treated as corporations for U.S. tax purposes. The amount of payments due under the tax receivable agreement depends on the amount of tax savings in any given year, which will vary depending upon a number of factors, including the number of units previously exchanged, the price of our common stock at the time of such exchanges, the extent to which such exchanges were taxable, the amount and timing of our taxable income, prevailing corporate tax rates over time, and whether we are subject to the corporate alternative minimum book tax.
The tax receivable agreement was terminated on May 30, 2022 pursuant to the Reorganization Agreement. However, all obligations of KKR Group Co. Inc. to make payments arising under the tax receivable agreement with respect to the final exchange on May 18, 2022 and any exchanges completed prior to such exchange remain outstanding until fully paid. For information about management's best estimate of the amounts expected to be owed under the tax receivable agreement, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs—Tax

Receivable Agreement" in this report. For further information generally, see also "Certain Relationships and Related Transactions, and Director Independence."
We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. Payments under the tax receivable agreement will be based upon the tax reporting positions that we will determine. We are not aware of any issue that would cause the IRS to challenge a tax basis increase. However, our former principals will not be required to reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claim arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future taxable income.
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
With respect to our subsidiary KFN, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in the second bullet point above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its securities, and could thereby materially and adversely affect our business, results of operations and financial condition.
In 2011, the SEC published an advance notice of proposed rulemaking regarding Rule 3a-7 under the Investment Company Act and a concept release seeking information on Section 3(c)(5)(C) of the Investment Company Act, two provisions with which KKR's subsidiaries, including KFN, must comply under the 40% test described above. Among the issues for which the SEC has requested comment is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also requested information about the nature of entities that invest in mortgages and mortgage-related pools and how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities. Although no further action has been taken by the SEC, any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit KKR's ability, or the ability of any of its subsidiaries, including KFN, to pursue its current or future operating strategies, which could have a material adverse effect on us.
We may from time to time undertake reorganizations that may adversely impact our business and results of operations.
From time to time, we may undertake reorganizations or make other changes to our organizational structure. For example, on July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation; on January 1, 2020, we completed an reorganization to, among other changes, consolidate the three intermediate holdings companies for KKR's business; and, most recently, on May 31, 2022, we completed the mergers contemplated by the Reorganization Agreement by which KKR acquired KKR Holdings. We also committed to undertake another reorganization by the Sunset Date (as defined in the Reorganization Agreement), which will occur not later than December 31, 2026, whereby control of KKR by our Series I preferred stock will be eliminates. These reorganizations or changes, including the reorganization scheduled to occur on the Sunset Date, could be disruptive to our business, result in significant expense, require regulatory approvals, and may not be successful in achieving its objectives or fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
In addition to the provisions related to our Series I preferred stock and Series I preferred stockholder described in this report, certain provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:
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
We may be unable to realize all of the anticipated benefits of the Global Atlantic acquisition, which closed on February 1, 2021. Achieving the anticipated benefits, including the acquisition's continued impact on KKR's AUM, FPAUM, book value, fee related earnings and after-tax distributable earnings, remains subject to a number of uncertainties, including whether the Global Atlantic business will continue to operate and grow in the manner we anticipate.
A significant portion of the benefit of the acquisition is anticipated to come from KKR's role as investment adviser for Global Atlantic's insurance subsidiaries. Prior to KKR's acquisition of Global Atlantic, KKR had not managed the entirety of the investment assets of an insurance company or assets of insurance companies at this scale, and we may not achieve our respective objectives.
Although KKR acquired Global Atlantic in February 2021, the acquisition may still result in material difficulties and costs, both for KKR and for Global Atlantic. With respect to Global Atlantic, such difficulties include complying with financial reporting and disclosure requirements as a subsidiary of a public company and the costs of remediating such difficulties. With respect to KKR, such difficulties include unknown potential liability of owning Global Atlantic, such as potential regulatory changes or claims from current or former investors in Global Atlantic.
Many of the foregoing factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could adversely affect our (including Global Atlantic's) business, financial condition and results of operations. As a result of the foregoing risks and other events outside of our control, we may fail to realize some or all of the anticipated benefits of the acquisition or in an amount sufficient to offset the potential difficulties, costs and expenses arising from the acquisition. Accordingly, stockholders and potential investors should not place undue reliance on our expectation of the anticipated benefits from the acquisition.
Interest rate fluctuations, including sustained periods of low interest rates, a sustained increase in interest rates and high interest rates, may adversely affect Global Atlantic's business, financial condition, liquidity, results of operations, cash flows and prospects.
Interest rate risk is a significant market risk for Global Atlantic, as fluctuations in market interest rates can expose Global Atlantic to the risk of reduced income in respect of its investment portfolio, increases in the cost of acquiring or maintaining its insurance liabilities, increases in the cost of hedging, or other fluctuations in Global Atlantic's financial, capital and operating profile which materially and adversely affect its business. Global Atlantic defines interest rate risk as the risk of a loss due to changes in interest rates. This risk arises from Global Atlantic's holdings in interest rate-sensitive assets and liabilities, which include annuity products and long-duration life insurance policies, derivative contracts with payments linked to the level of interest rates or with market values which fluctuate based on the level of interest rates, and the fixed income assets Global Atlantic owns in its investment portfolio. Interest rate risk also includes adverse changes in customer behavior that may occur as a result of changes in interest rates. Both rising and declining interest rates can negatively affect Global Atlantic's business.
Higher interest rates may result in increased surrenders on interest-sensitive products, such as annuity contracts and certain life insurance policies, which may adversely affect Global Atlantic's earnings related to those products. This risk is present across most of Global Atlantic's insurance products, which can typically be surrendered for the cash value, less any applicable surrender charge, at any time. Higher policyholder surrenders may occur in response to rising interest rates as higher crediting rate investments might become available to policyholders in a higher rate environment. This increase in surrender outflows may create cash flow mismatches between cash received from Global Atlantic's investments versus cash needed to make policyholder liability payments. This mismatch could result in losses if assets must be liquidated at a loss to meet the increased policyholder obligations. An increase in surrenders or withdrawals also may cause Global Atlantic to accelerate the amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), resulting in a decline in net income. Additionally, an increase in market interest rates could also have a material adverse effect on the value of Global Atlantic's investment portfolio by, for example, decreasing the fair values of the fixed income securities and other interest rate-sensitive securities within Global Atlantic's investment portfolio at a time when Global Atlantic may be forced to liquidate investments, which could result in potentially significant realized losses and a corresponding reduction in net income. In addition, rotating out of investments acquired with new reinsurance transactions to achieve a desired asset mix during a period of rising or higher rates compared to when the investment was acquired will result in realized losses and decrease net income, and such decrease could be significant. Global Atlantic's cost of insurance on new business is generally expected to be elevated during a higher rate environment, as benefits to policyholders on new business will generally be higher.
During periods of falling interest rates, Global Atlantic may face cash flow mismatches between interest earned on its investment portfolio and policy liabilities that may be crediting higher rates. However, Global Atlantic's ability to lower crediting rates is subject to several constraints. For instance, minimum crediting rates are filed with and approved by state regulators, and certain products contain interest rate guarantee periods and other characteristics that restrict this ability, among other restrictions. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit Global Atlantic's ability to adjust or maintain crediting rates at levels necessary to avoid decreases in earnings under certain conditions. Prolonged periods of low interest rates could challenge product development and product attractiveness, and may also result in Global Atlantic earning lower margins on new business volumes than Global Atlantic has historically earned. Lower interest rates may reduce the demand for Global Atlantic's insurance products, leading to lower sales. In addition, lower interest rates may make the reinsurance solutions Global Atlantic is able to offer more expensive to potential clients, decreasing their interest in executing reinsurance transactions with Global Atlantic. In a period of declining interest rates, Global Atlantic's investment earnings may decline because new investments will likely bear lower interest rates, and Global Atlantic may not be able to fully offset the decline in investment earnings with lower liability costs on the products these investments support. In addition, the yield on Global Atlantic's floating rate assets will decline as interest rates decline, reducing Global Atlantic's investment income. During periods of declining interest rates, life insurance and annuity products also may be relatively more attractive to consumers due to minimum guarantees, resulting in a higher percentage of contracts remaining in force than originally estimated, causing greater claims costs and asset/liability cash flow mismatches. Conversely, management actions to reduce rates on inforce contracts in response to declining interest rates may result in greater surrenders than originally estimated, which may adversely affect Global Atlantic's earnings related to those products. While Global Atlantic seeks to cash-flow match its assets to its policy liabilities, greater market volatility and uncertainty has made matching more difficult. To the extent that Global Atlantic does not or is unsuccessful in cash-flow matching, Global Atlantic will face the risk of having to reinvest in lower-yielding assets, reducing investment income. Moreover, certain of Global Atlantic's life insurance policies have a longer duration than available investment assets, and, in a declining rate environment, as assets backing these policies mature, the proceeds may have to be reinvested in lower-yielding assets, reducing investment income.
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
As part of Global Atlantic's risk management strategy, it employs derivative instruments to hedge certain market risks, including interest rate risk, equity price and foreign exchange risk. Global Atlantic insures or reinsures a variety of products that are exposed to market risks, such as fixed-indexed annuities, indexed universal life and variable annuities, in particular, products with guaranteed benefits. Global Atlantic's risk management hedge program seeks to mitigate economic impacts relating to its insurance products primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts by purchasing derivative financial instruments. Hedging to mitigate economic impacts may result in additional volatility in Global Atlantic's GAAP results or in adverse impacts on the level of statutory capital and the risk-based capital ("RBC") ratios of its insurance subsidiaries. Moreover, hedging using derivative financial instruments may not effectively offset changes in the carrying value of insurance reserves. Global Atlantic may also choose not to hedge certain risks it has identified or may fail to identify risks, or the magnitudes thereof, to which it is exposed.
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
Many elements of Global Atlantic's operations are managed on an outsourced basis. These arrangements create performance risks for Global Atlantic's business and the risk that Global Atlantic's operating expenses will increase. Failure in or poor performance by Global Atlantic's third-party service providers could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. If Global Atlantic elects to replace any of these third-party service providers, Global Atlantic may incur costs or business disruptions in connection with finding, retaining and operationalizing suitable new providers. In addition, the time and attention of senior management may be diverted away from ongoing business operations. From time to time, service disruptions have affected Global Atlantic's products. For example, Global Atlantic has settled policyholder and agent class action litigation matters and a number of regulatory matters stemming from service disruptions caused by its third-party administrator for life insurance policies. In addition, periods of rapid sales have resulted and may in the future result in service disruptions, which may cause significant financial and reputational harm and draw increased scrutiny from regulators. While Global Atlantic has endeavored to mitigate the risk of other disruptions in the future, there can be no guarantee these mitigation efforts will be successful. Global Atlantic may continue to experience reputational impacts and heightened regulatory scrutiny as a result of these matters.
With respect to third-party service providers who perform policy administration and compliance services for Global Atlantic's registered investment adviser and broker-dealer subsidiaries, failures in, or poor performance by, these third-party administrators could result in an increase in customer complaints, regulatory intervention and also have a negative impact on Global Atlantic's wholesaler, agent and distribution partner relationships. If any of these third-party administrators or their employees or any unaffiliated distribution partners are found to have violated regulations or engaged in misconduct, Global Atlantic could be held liable for their actions, which could adversely affect Global Atlantic's reputation and business prospects, may lead to regulatory action, sanctions or litigation and could result in financial harm. The precautions Global Atlantic takes to prevent and detect this activity may not be effective in all cases.
In addition, if any of Global Atlantic's service providers fails to provide Global Atlantic with timely and accurate data, the accuracy of Global Atlantic's financial reporting may be impacted. Should any service provider or third party fail to accurately record information pertaining to Global Atlantic's business, Global Atlantic may inadvertently include inaccurate information in its financial statements.
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
Certain of Global Atlantic's retirement and life products include guaranteed minimum death benefits, guaranteed minimum withdrawal benefits or no-lapse guarantees. These guarantees are designed to protect policyholders against significant downturns in securities markets and interest rates, or to provide certain minimum levels of coverage. Changes in markets or deviations in expected policyholder behavior may result in the requirement to hold additional reserves with respect to these policies, which may negatively impact Global Atlantic's liquidity or require it to raise additional capital. An increase in these liabilities would result in a decrease in Global Atlantic's net income.
In addition, declining equity market prices, increasing equity market volatility and declining interest rates can result in an increase in the cost of providing variable annuity policy benefits and can increase required reserves, reducing Global Atlantic's profitability.
Global Atlantic uses risk management strategies, including hedging and reinsurance, to manage the economic exposure to interest rates and equity markets of products with guaranteed benefits . Changes in markets that increase hedging costs may adversely impact the profitability of these products. Furthermore, Global Atlantic is subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, could have a material adverse effect on Global Atlantic's business, financial condition and results of operations.

Global Atlantic may experience volatility in its net income under GAAP due to accounting standards for derivatives and, after January 1, 2023, expects to experience volatility in its financial statements due to accounting standards for long-duration contracts.
Pursuant to current accounting guidance (Financial Accounting Standards Board ("FASB") Accounting Standard Codification Topic 815, Derivatives and Hedging), Global Atlantic's derivative instruments, including certain derivative instruments embedded in other contracts (such as policyholder or reinsurance contracts), are generally recognized on the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This affects certain revenues and expenses Global Atlantic reports for its business. These fair values are sensitive to various factors including interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in Global Atlantic's financial statements.
We adopted effective January 1, 2023 with a transition date of January 1, 2021 new accounting guidance issued by the FASB for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. The new guidance will increase volatility in our financial statements primarily due to the requirement to measure market risk benefits at fair value, which is recorded in net income, except for changes in value attributable to changes in an entity's non-performance risk, which is recognized in OCI.
We may be required to accelerate the amortization of deferred revenues and expenses, including DAC and VOBA.
Global Atlantic incurs significant costs in connection with acquiring new and renewal insurance business. DAC consists of commissions and other costs that are directly related to the successful acquisition of new or renewal insurance contracts. Deferrable sales inducements ("DSI") are generated by annuities that offer enhanced crediting rates or bonus payments to policyholders. VOBA represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. Global Atlantic establishes an unearned revenue reserve ("URR") liability for revenues from certain universal life insurance products that are deferred to future periods and an unearned front-end load ("UFEL") for gross premium in excess of the benefit reserve plus additional insurance liability for certain preneed contracts. For limited pay contracts, a deferred revenue liability ("DRL") that represents the gross premium less the net premium is established. Each of DAC, VOBA, URR, UFEL and DRL requires significant estimates to establish and amortize. In conjunction with the Global Atlantic acquisition, purchase accounting required Global Atlantic to write-down intangibles including DAC and VOBA, and then reestablish the new VOBA at the fair value for Global Atlantic. These purchase accounting adjustments will impact Global Atlantic's emergence of earnings in the future.
Global Atlantic periodically revises the key assumptions used in the calculation of the amortization of DAC, VOBA, URR, UFEL and DSI as part of the assumption review process. To the extent policy or contract terminations exceed projected levels, then the amortization of deferred revenues and expenses will be accelerated in the period of the change and will result in a charge to income, which could have a material adverse effect on Global Atlantic's profitability.
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
While Global Atlantic periodically reviews the adequacy of its reserves and the assumptions underlying those reserves. Global Atlantic cannot determine with precision the amounts that Global Atlantic will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting policy liabilities, together with future premiums, will grow to the level assumed prior to the payment of benefits or claims. For Global Atlantic's directly issued fixed-rate annuities, reserves are equal to policyholder account balances before applicable surrender charges, and lapse, surrender rates and persistency assumptions are important assumptions used in calculating these reserves and drivers of profitability with respect to these products. Advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual longevity or mortality risk profile and other medical breakthroughs that extend lives, could cause Global Atlantic's future experience to deviate significantly from actuarial assumptions, which could adversely impact the level of reserves and profitability. The resulting acceleration of expense amortization, reduced spread or increased payments could have a material adverse effect on Global Atlantic's business, financial condition and results of operations.

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
In addition, Global Atlantic employs models to price products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. As Global Atlantic's businesses continue to expand and evolve, the number and complexity of models it employs has grown, increasing exposure to error in the design, implementation or use of models, including the associated data input, controls and assumptions, and the controls in place to mitigate their risk may not be effective in all cases. Limitations or errors in the design, implementation or use of these models may be material and could lead Global Atlantic to make wrong or suboptimal decisions in aspects of its business, which could have a material adverse effect on its business, results of operations and financial condition.
Global Atlantic's growth strategy includes reinsurance of insurance obligations written by unaffiliated insurance companies, and its ability to consummate these transactions on acceptable terms is uncertain. Even if Global Atlantic executes transactions on acceptable terms, the ability to realize the anticipated financial benefits from reinsurance transactions is uncertain.
Global Atlantic has grown and intends to continue growing its business through block reinsurance transactions, flow reinsurance, pension risk transfer reinsurance and the issuance of funding agreements. Global Atlantic routinely reviews potential reinsurance transactions, some of which may be material. To the extent Global Atlantic is unable to consummate suitable reinsurance transaction opportunities on acceptable terms, its future growth may be negatively impacted. Even if Global Atlantic does find suitable opportunities on commercially acceptable terms, Global Atlantic may not be able to consummate these transactions because of the regulatory approvals required or other considerations. There is no assurance Global Atlantic will continue to be successful in these institutional markets.
Competition, in particular with respect to transaction pricing, makes it more difficult to identify transactions with terms that are commercially acceptable based on Global Atlantic's objectives and analyses. Moreover, the NAIC is considering, and certain states have enacted, insurance business transfer laws that permit insurers to transfer blocks of business to other insurers by operation of law. Such transfers could become a viable alternative structure to block reinsurance transactions and consequently may materially and adversely impact Global Atlantic's ability to identify and enter into new block reinsurance transactions.
If Global Atlantic enters into a reinsurance transaction, there can be no assurance that the transaction will achieve the results expected at the time the transaction is executed. In addition, Global Atlantic faces risks associated with managing reinsured blocks. If, in connection with a reinsurance transaction, Global Atlantic converts a reinsured block of business to a new system, there could be disruption of servicing for policyholders. As a result of any such disruption, Global Atlantic may experience customer complaints, regulatory intervention, or other adverse impacts.

With respect to potential future reinsurance transactions, there can be no assurance that opportunities will persist, and even if opportunities do persist, there can be no assurance that Global Atlantic will have sufficient capital available, or to the extent it does have sufficient capital, that such capital will be available in the necessary entities, to continue growing this part of Global Atlantic's business.
Global Atlantic sponsors co-investment vehicles ("Co-Invest Vehicles"), including the Ivy Entities, that have capital committed to invest alongside Global Atlantic in certain block reinsurance, pension risk transfer and other reinsurance transactions that Global Atlantic enters into during their investment period. Global Atlantic does not control the Co-Invest Vehicles, and Global Atlantic is subject to the risk that the Co-Invest Vehicles fail or refuse to fund their portion of a particular transaction, in which case Global Atlantic would have contractual remedies against the defaulting Co-Invest Vehicles but not directly against their shareholders or lenders. Global Atlantic is also subject to the risk that a Co-Invest Vehicle fails to meet its obligations under any funds withheld reinsurance arrangements with Global Atlantic. As a result of any of the foregoing risks, Global Atlantic may realize materially less than the anticipated financial benefits from reinsurance transactions, or Global Atlantic's reinsurance transactions may be unprofitable or result in losses.
Global Atlantic's historical growth rates may not be indicative of its future growth, Global Atlantic may not be able to identify attractive insurance markets, reinsurance opportunities or investments with returns that are as favorable as Global Atlantic's historical returns and grow new business volumes at historical levels, or Global Atlantic may not effectively manage its growth.
Global Atlantic's historical growth rates may not reflect its future growth rates. Global Atlantic may not be able to identify sufficient opportunities for continued growth. With future growth, there can be no guarantee that Global Atlantic's net underwriting return will be as favorable as its historic returns. Weaker margins may challenge Global Atlantic's ability to grow profitably or at the returns targeted. Further, in order to maintain or increase investment returns, it may be necessary to expand the scope of Global Atlantic's investing activities to asset classes in which Global Atlantic historically has not invested, which may increase the risk of Global Atlantic's investment portfolio. Growth opportunities may be in new or adjacent product offerings and in new jurisdictions where Global Atlantic historically has had less experience. Pursuing opportunities in these new areas may subject Global Atlantic to new and complex insurance regulations and business considerations. If Global Atlantic is unable to find or manage profitable growth opportunities, it will be more difficult for Global Atlantic to continue to grow, and could negatively affect its results of operations and financial condition.
In addition, Global Atlantic's future growth depends on its ability to continue to offer and sell products that Global Atlantic's customers find attractive. Consumer preferences regarding annuities and life insurance are subject to change. Global Atlantic's historical individual market's growth has been largely concentrated in fixed-rate annuities, fixed-indexed annuities and indexed universal life products. However, sales of these products may not continue to grow or be reinsured at historical levels, and there can be no assurance that consumers will continue to prefer these products. In institutional markets, Global Atlantic's growth has included offering adjacent product types and offering products in additional jurisdictions. If preferences for Global Atlantic's products change or Global Atlantic is unable to offer competitive pricing and attractive terms, Global Atlantic's revenues and results of operations may be materially adversely impacted.
Moreover, as an insurance company, Global Atlantic's ability to grow is dependent on the sufficiency of its capital base to support that growth. Global Atlantic may need to seek additional capital to manage its growth, and Global Atlantic may not be able to maintain its current strong capital position as it grows. As Global Atlantic grows, it must invest additional assets. If Global Atlantic is unable to take advantage of investment opportunities and adequately manage its investments and capital, Global Atlantic's financial condition and results of operations could suffer. Growth may increase the risk of service problems, and Global Atlantic may need to expend additional resources to provide consistent service. Any service problems may cause reputational harm. Future growth will also impose added responsibilities on Global Atlantic's management and will introduce additional regulatory complexity. Global Atlantic may not be able to manage its expenses effectively or scale its business. Global Atlantic's ability to reinsure business from or to third parties or among its affiliates may also be limited by law or regulation. Global Atlantic's failure to manage growth effectively for the reasons discussed above could have a material adverse effect on its business, financial condition and results of operations. If Global Atlantic's businesses do not perform well and/or their estimated fair values decline, Global Atlantic may be required to recognize an impairment of goodwill, which could have a material adverse effect on our results of operations and financial condition.
Gaps in Global Atlantic's risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could negatively affect Global Atlantic's business.
Global Atlantic has devoted significant resources to develop its Enterprise Risk Management framework to identify, monitor and manage financial and nonfinancial risks effectively, but Global Atlantic cannot guarantee that this framework will allow it to efficiently price, identify and predict future risks. Developing an effective framework for assessing and managing risks is complex. No framework or strategy can completely insulate Global Atlantic from all risks, and Global Atlantic may be unable to identify all risks and limit its exposures based on its assessments. Furthermore, there can be no assurance that Global Atlantic can effectively review and monitor all risks or that all of Global Atlantic's employees will follow its risk management policies and procedures. If Global Atlantic's modeling of, processes relating to, analysis of or management of risk do not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic's actual or perceived financial strength impacts its ability to sell its products, and a downgrade in Global Atlantic's ratings or in the ratings of its insurance subsidiaries could materially adversely affect Global Atlantic's ability to compete, raise equity or issue debt.
Financial strength ratings are published by various nationally recognized statistical rating organizations ("NRSROs") and similar entities not formally recognized as NRSROs. Rating organizations periodically review the financial performance, capital adequacy and condition of insurers, including Global Atlantic's insurance and reinsurance subsidiaries. Rating agencies also consider general economic conditions and other circumstances outside the rated company's control in assigning a rating. The various rating agencies periodically review and may modify their standards, established guidelines and capital models from time to time. There can be no assurance that Global Atlantic's ratings will not be negatively impacted by any such changes.
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
Downgrades in Global Atlantic's credit ratings or changes to its rating outlook, or downgrades or changes in outlook to the financial strength ratings of Global Atlantic's insurance subsidiaries, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition in many ways, including limiting access to distributors, restricting Global Atlantic's ability to generate sales, decreasing profitability, increasing policy lapse activity, limiting access to capital markets and potentially increasing the cost of debt, which could adversely affect liquidity. For example, Global Atlantic believes that a downgrade in the A.M. Best rating of Global Atlantic's U.S. insurance subsidiaries could materially impact their sales and access to new distribution relationships. The ability of Global Atlantic's subsidiaries to engage in reinsurance transactions—and to do so absent substantial obligations to collateralize performance of their respective obligations—may depend in part on their financial condition and is influenced by their ratings. If an independent rating agency downgrades or withdraws any of Global Atlantic's ratings, Global Atlantic could be limited in, or prevented from, writing any new insurance and reinsurance contracts; some existing contracts may be terminated or may require Global Atlantic to enhance certain credit terms; the pricing terms Global Atlantic can obtain may be adversely affected; and Global Atlantic's borrowing costs or ability to access the capital markets could be materially adversely impacted. Downgrades in credit or financial strength ratings may increase the regulatory scrutiny to which Global Atlantic and its insurance subsidiaries are subjected. In addition, failure by Global Atlantic to maintain minimum RBC ratio requirements in certain contracts could permit the counterparty to terminate the contract, recapture business or require posting of additional collateral. There is no guarantee that Global Atlantic will be able to maintain its ratings in the future, and Global Atlantic cannot provide any assurances that actions taken by ratings agencies would not result in a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Global Atlantic's failure to comply with covenants contained in its current or future credit facilities or agreements could trigger prepayment obligations, which could materially adversely affect Global Atlantic's business, results of operations and financial condition.
Global Atlantic's revolving credit facility requires Global Atlantic to comply with certain covenants, which include requirements to maintain a consolidated debt to total capitalization ratio, as defined under the agreements, of 35% or less and to maintain consolidated net worth determined in accordance with GAAP of no less than 70% of Global Atlantic's net worth as of June 30, 2021, plus 50% of Global Atlantic's net income since June 30, 2021. Global Atlantic's failure to comply with these covenants could result in an event of default which, if not cured or waived within any applicable grace period, could result in the acceleration of amounts outstanding under the facility and of the term loan. In addition, if Global Atlantic defaults on its senior notes or subordinated debentures, any other debt with a principal amount of at least $75 million or any swap contract with a termination value in excess of $75 million, then Global Atlantic will also be in default under its revolving credit facility and on the term loan. Any default under these agreements, and any resulting acceleration of Global Atlantic's outstanding indebtedness, would have a material adverse effect on Global Atlantic's business, results of operations and financial condition. Default by Global Atlantic under these agreements could also cause a cross default under KKR's corporate revolving credit facility, which, if not cured or waived, could have a material adverse effect on KKR's business, results of operations and financial condition.

Global Atlantic does not have captive or proprietary distribution or engage in direct sales, and if Global Atlantic's products are not retained on or added to the platforms of its distribution partners, sales of Global Atlantic's products may be reduced.
Global Atlantic relies on banks, broker-dealers, insurance agencies and independent agents to distribute its retirement and traditional life insurance products, including preneed. Global Atlantic's distribution partners are not captive and may sell retirement and life insurance products of Global Atlantic's competitors. If Global Atlantic's competitors offer products that are more attractive, pay higher commission rates to the sales representatives or offer a better service experience, these representatives may concentrate their efforts in selling Global Atlantic's competitors' products.
Global Atlantic competes with other insurance companies to place products with distribution partners. Key distribution partners may merge, change their business models in ways that affect how Global Atlantic's products are sold, or terminate their distribution contracts with Global Atlantic, or new distribution channels could emerge and adversely impact the effectiveness of Global Atlantic's distribution efforts. Consolidation of distributors and/or other industry changes may increase competition for access to distributors and increase the likelihood of products being dropped from a distributor or that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to Global Atlantic. Distribution partners may also stop offering one or more of Global Atlantic's products, for a period of time or permanently, for a variety of reasons, including Global Atlantic's financial strength pricing or servicing. If any one of such distributors were to terminate its relationship with Global Atlantic or reduce the amount of sales which it produces, Global Atlantic's results of operations may be adversely affected.
In addition, some of Global Atlantic's distribution partners and potential partners use proprietary or third-party scoring systems in determining which products to sell. If Global Atlantic's scores fall to levels unacceptable to its distribution partners, they may no longer distribute Global Atlantic's products to their customers, which would have a negative impact on Global Atlantic's business and results of operations. . If Global Atlantic is unable to place its products or retain its products on the platforms of distribution partners, Global Atlantic's business, results of operations and liquidity may be negatively affected.
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
Conversely, certain of Global Atlantic's insurance subsidiaries assume liabilities from other insurance companies. Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to Global Atlantic could cause policyholders of contracts reinsured to Global Atlantic to surrender or lapse their policies in unexpected amounts. In addition, to the extent such ceding companies do not perform their obligations under the relevant reinsurance agreements, Global Atlantic may not achieve the results intended and could suffer unexpected losses. Certain reinsurance transactions require additional operational support, administration, regulatory filings and compliance with jurisdiction-specific laws and regulations, subjecting Global Atlantic to additional scrutiny and risks. These risks could materially and adversely affect Global Atlantic's business, financial condition, results of operations and cash flows.

Any failure to protect the confidentiality of client information could adversely affect Global Atlantic's reputation and have a material adverse effect on its business, financial condition and results of operations.
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws to which Global Atlantic is subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Global Atlantic is subject to the New York State Department of Financial Services ("NYSDFS") cybersecurity regulation. In August 2022, the NYSDFS proposed amendments to expand this cybersecurity regulation, including heightened governance and technical requirements. Global Atlantic is also subject to the California Consumer Privacy Act for certain aspects of its business. Further, the Gramm-Leach-Bliley Act of 1999 imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity and data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
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
In addition, Global Atlantic analyzes customer data to better manage its business. There has been increased scrutiny, including from regulators, regarding the use of "big data," diligence of data sets and oversight of data vendors. Global Atlantic's ability to use data to gain insights into and manage its business may be limited in the future by regulatory scrutiny. Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. Global Atlantic cannot predict what, if any, actions may be taken, but such developments could cause impacts to its operations, increased legal risk or reputational harm and could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
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
We adopted effective January 1, 2023 with a transition date of January 1, 2021 the new accounting guidance for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. Going forward, Global Atlantic believes that the new standard will increase volatility in its consolidated financial statements, in particular due to the requirement to remeasure certain policy liabilities each quarter, either at fair value or using current market discount rates, with changes recorded in either net income or other comprehensive income. In addition, the new guidance will have a significant impact on Global Atlantic's systems, processes and controls.

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
The NAIC has approved Statutory Accounting Principles ("SAP") for U.S. insurance companies that have been implemented by the domiciliary states of Global Atlantic's U.S. insurance subsidiaries. The NAIC from time to time considers amendments to the Statutory Accounting Principles and is currently considering various amendments to the Statutory Accounting Principles that impact investment transactions, including, for example, definitions of affiliated and related party transactions and capital charge determinations for loan-backed and structured securities. In addition, the NAIC has expressed concerns and is considering changes related to filing exempt status for certain securities or loans, which generally allows the use of an NRSRO rating for purposes of capital assessment as opposed to requiring review by the Securities Valuation Office. The NAIC adopted, and is considering additional, changes to the NAIC ratings assigned to privately rated securities. These changes and future changes raise uncertainty with respect to the NAIC ratings of, and consequently capital required to be held for, certain investments.
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
Global Atlantic's Bermuda insurance subsidiaries are licensed to conduct insurance business by the BMA. In 2016, the BMA made significant changes to Bermuda's regulatory and supervisory regimes, to achieve equivalence with the EU's Directive 2009/138EC, as amended (Solvency II). On March 24, 2016, and (retroactively) effective as of January 1, 2016, a number of changes were instituted for commercial insurers and insurance groups to enhance statutory and prudential reporting requirements. In that regard, the BMA implemented the Economic Balance Sheet ("EBS") framework ("EBS Framework"), which is now used as the basis to determine an insurer's enhanced capital requirement. Bermuda-licensed commercial insurers are required to prepare prescribed statutory financial statements. Global Atlantic's Bermuda insurance subsidiaries' financial statements prepared in accordance with GAAP act as the basis on which statutory financial statements are prepared, subject to application of certain prudential filters. These statutory financial statements, in turn, form the starting basis for the preparation of the EBS. The statutory financial statements also form the basis for assessing each Bermuda insurance subsidiary's ordinary dividend capacity, Minimum Margin of Solvency and class of registration as an insurer in Bermuda. The EBS Framework and statutory financial statements are embedded in the BMA's legislative and regulatory regime. The European Insurance and Occupational Pensions Authority conducted a review of Solvency II in 2020 and noted that a number of amendments to Solvency II are required to ensure that the regulatory framework continues as a well-functioning risk-based regime.
Changes to GAAP, SAP, the Bermuda EBS Framework or capital models may be complex, require significant resources to implement and have an impact on our controls, which may be significant. Failure to implement or take appropriate or effective management actions in response to such changes may have a negative impact on Global Atlantic's business condition and results of operations and such impact may be material. Global Atlantic can give no assurances that the impacts of current, proposed or future changes to GAAP, SAP, Bermuda EBS Framework, capital models or any components or interpretation thereof, the grant of permitted accounting practices to Global Atlantic's competitors or future changes to legal, accounting, capital or financial regimes will not have a negative impact or material adverse effect on Global Atlantic.

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
Global Atlantic assumes certain policy risks written by other insurance companies via reinsurance that may be on a funds withheld or modified coinsurance basis. In these arrangements, Global Atlantic is subject to the investment performance on the withheld assets, although Global Atlantic does not directly control them. Global Atlantic helps to set, and monitor compliance with, the investment guidelines followed by the applicable ceding company. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, Global Atlantic's risk of loss could increase, which could materially adversely affect its GAAP results, financial condition and results of operations. Global Atlantic also cedes certain policy risks to third party reinsurers on a funds withheld coinsurance basis. These arrangements may generate significant volatility in Global Atlantic's net income under GAAP.
We could be forced to sell investments at a loss to cover policyholder benefits, surrenders, withdrawals, recaptures or collateralization requirements of Global Atlantic's reinsurance commitments or other events.
Many of the products in Global Atlantic's in-force book allow policyholders to withdraw their funds, also referred to as a surrender, under defined circumstances. In addition, certain of Global Atlantic's reinsurance agreements include provisions requiring that under certain circumstances Global Atlantic provides collateral to support performance of its reinsurance commitments, including trust balances. Global Atlantic's operating subsidiaries manage their liabilities and configure their investment portfolios to provide and maintain sufficient liquidity to support anticipated withdrawal demands, surrenders, contract benefits and maturities.
While Global Atlantic's operating subsidiaries own a significant amount of liquid assets, a portion of their assets are considered less liquid. Unanticipated withdrawal or surrender activity or liquidity demands in connection with recaptures or collateralization requirements could, under some circumstances, require Global Atlantic's operating subsidiaries to dispose of assets on unfavorable terms, which could have a material adverse effect on Global Atlantic's business, results of operations and financial condition. Moreover, reinsurance agreements may provide for recapture rights on the part of Global Atlantic's ceding company clients, and a substantial portion of Global Atlantic's reinsurance agreements require that Global Atlantic hold or provide collateral to support performance of Global Atlantic's reinsurance commitments. See "—Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on Global Atlantic's business, results of operations and financial condition." We may be forced to sell investments as a result of a recapture of its reinsurance business or as a result of the need to hold additional collateral that meets the associated investment guidelines, which could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Further, the SEC recently stated that it intends to apply Rule 15c2-11 to fixed income markets. The requirements of the rule could restrict the ability of market participants to publish quotations for applicable fixed income securities after January 4, 2025. This change could have a material and adverse impact on Global Atlantic’s privately placed fixed maturity securities as well as on Global Atlantic’s investments or ability to invest in privately placed fixed maturity securities.
Global Atlantic holds a significant portion of its reinsurance assets in trust, which may restrict Global Atlantic's ability to invest those assets and also may permit the ceding company to withdraw those assets from the trust in certain circumstances.
In certain reinsurance transactions where Global Atlantic is the reinsurer, it must provide collateral to the ceding company. State regulation and the ability of Global Atlantic insurance subsidiaries to obtain or maintain regulatory designation as a certified or reciprocal jurisdiction reinsurer impact the amount of collateral Global Atlantic must provide. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. Global Atlantic’s obligation to hold assets in trust restricts its ability to use such assets to support liquidity for other business purposes. Global Atlantic's investment of assets held in trust is restricted based on the terms of the trust agreement and associated investment guidelines. As such, Global Atlantic may not have flexibility to invest such assets as it otherwise might, and Global Atlantic's investment returns on such assets may therefore be less than if they were not held in trust. In addition, in certain circumstances the ceding company may be allowed to withdraw assets from the trust if Global Atlantic fails to pay amounts due under the applicable reinsurance agreement.
Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Certain of Global Atlantic's reinsurance agreements contain triggers that if breached may result in the reinsured party having the right to recapture the reinsured business or terminate the reinsurance agreement. A recapture trigger permits the ceding company to reassume under certain circumstances all or a portion of the risk ceded to Global Atlantic. For reinsurance transactions in which the ceding company cedes all or a portion of the risk to Global Atlantic, Global Atlantic's reinsurance agreements typically include a recapture right that is triggered if, for example, Global Atlantic fails to maintain certain minimum levels of capitalization or certain minimum levels of reserves to support the business reinsured. These reinsurance agreements also typically include provisions that provide for termination of the agreement and recapture of the business upon the occurrence of insolvency, rehabilitation, non-payment of amounts due, material breach of contract provisions or failure to provide the ceding company with the ability to take reserve credit. The economic, financial and liquidity impact from the loss of the recaptured business, in addition to Global Atlantic's economic hardships at the time of recapture, may have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
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
For example, an allowance is recognized on Global Atlantic's fixed maturity securities when the fair value of the security is less than its amortized cost basis and credit related losses are deemed to have occurred. The determination of the allowance requires assessment of the security's expected future cash flows, which depend on a variety of macroeconomic factors and security-specific considerations. Similarly, the determination of the allowance on Global Atlantic's mortgage and other loan receivables requires an assessment of expected credit losses that considers current, historical and forecasted macroeconomic data and loan-specific factors. As expectations change based on macroeconomic data and individual investment considerations, the associated allowance for credit losses can be adjusted, up or down, and such change may be material.
There can be no assurance that management has accurately determined the amount of impairments and allowances for credit losses recognized in Global Atlantic's financial statements and their potential impact on regulatory capital. Furthermore, additional impairments and allowance provisions may be taken in the future, which could have a material adverse effect on Global Atlantic's business, results of operations and financial conditions.
Global Atlantic's membership in Federal Home Loan Banks subjects Global Atlantic to potential liquidity and other risks.
Global Atlantic's U.S. insurance subsidiaries are each members of one of the Federal Home Loan Banks of Des Moines, Indianapolis and Boston, which allows those companies to borrow against certain of their investments, such as commercial mortgage loans, eligible under the applicable Federal Home Loan Bank definition to be posted as collateral. If those sources of borrowing by those companies were to no longer be available to them, or if the Federal Home Loan Banks issue a capital call on the preferred shares owned by Global Atlantic's insurance companies, the liquidity of such insurance subsidiaries could be materially adversely affected. The Federal Housing Finance Authority is currently undertaking a review of the Federal Home Loan Banks and their membership. If the applicable insurance subsidiary's creditworthiness falls below the minimum required or if legislative or other political actions cause changes to the Federal Home Loan Bank mandate or to the eligibility of life insurance companies to be members of the Federal Home Loan Bank system, Global Atlantic may lose access to this funding and be required to find other sources to replace it.
From time to time, Global Atlantic participates in repurchase and reverse repurchase transactions that subject Global Atlantic to liquidity risks.
Global Atlantic currently has a committed repurchase facility and from time to time participates in a repurchase transaction. Under these repurchase agreements, Global Atlantic sells fixed income securities to third-party counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date.
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
Certain Global Atlantic subsidiaries, including Global Atlantic Financial Limited ("GAFL") and its Bermuda insurance subsidiaries, are non-U.S. companies that are treated as corporations for U.S. federal income tax purposes. GAFL and its Bermuda insurance subsidiaries have conducted and intend to conduct substantially all of their operations outside the United States and to limit their U.S. contacts with the intention that GAFL and its Bermuda insurance subsidiaries not be treated as engaged in trade or business within the United States. However, there is considerable uncertainty as to when a non-U.S. corporation is engaged in trade or business within the United States, and there can be no assurance that the IRS will not contend that GAFL or its Bermuda insurance subsidiaries, are or were engaged in trade or business within the United States. If GAFL, or any of its Bermuda insurance subsidiaries, were considered to be engaged in trade or business within the United States, such company could be subject to U.S. corporate income taxes and branch profits taxes on the portion of its earnings and profits that is or was effectively connected to such trade or business within the United States. If the IRS were to contend successfully that GAFL, its Bermuda insurance subsidiaries, Global Atlantic or any of its other current or future non-U.S. subsidiaries are or were engaged in trade or business within the United States, Global Atlantic's results of operations and financial condition could be materially adversely affected.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their non-U.S. affiliates.
The 2017 Tax Act introduced the Base Erosion and Anti-Abuse Tax (the "BEAT") on certain U.S. companies that make deductible payments to related non-U.S. companies in taxable years beginning after December 31, 2017. The BEAT is imposed at a rate of 10% through 2025 and 12.5% thereafter. Under the terms of 2017 Tax Act, the BEAT applies to "any premium or other consideration" paid or accrued to a related foreign reinsurer. To mitigate the effect of the BEAT, Global Atlantic Re Limited filed an election under Section 953(d) of the Code to treat Global Atlantic Re Limited as a U.S. corporation for U.S. federal income tax purposes effective as of January 1, 2018. The BEAT applies only to related-party transactions with non-U.S. persons and hence would not apply to Global Atlantic's U.S. insurance subsidiaries' affiliate reinsurance transactions with Global Atlantic Re Limited. There can be no assurances that Global Atlantic Re Limited will continue to meet the requirements for an effective 953(d) election or that Global Atlantic will otherwise be successful in mitigating the effect of the BEAT.
In addition, the Code permits the IRS to reallocate, recharacterize, or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper "amount, source or character" for each item. Further, the tax treatment of certain aspects of reinsurance ceded to a non-U.S. reinsurer on a funds withheld coinsurance basis is uncertain. If the IRS were successfully to challenge Global Atlantic's intercompany reinsurance arrangements between its subsidiaries or Global Atlantic's tax treatment of funds withheld coinsurance with non-U.S. reinsurers (including Global Atlantic's insurance subsidiaries), Global Atlantic's financial condition and results of operations could be materially adversely affected.
There are significant cross-border transactions in place among Global Atlantic's affiliates, some of which Global Atlantic treats as loans or swaps for tax purposes, and Global Atlantic may expand the scope of its cross-border intercompany transactions in the future. There are also significant cross-border reinsurance transactions in place with non-U.S. third parties. If the IRS were to successfully challenge the tax treatment of these transactions, or if legislation were enacted, or administrative guidance promulgated, that altered the expected tax treatment of such transactions, Global Atlantic's financial condition and results of operations could be materially adversely affected.
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
In addition, TCJA reduced corporate tax rates and reduced individual tax rates and increased the estate tax exclusion through 2025. Although the Biden administration has proposed raising tax rates and modifying the estate tax exclusion, the current reduced corporate tax rates under TCJA could allow certain of Global Atlantic’s competitors to offer more competitively priced products, which could affect Global Atlantic’s subsidiaries’ ability to attract or retain clients or could reduce the profitability of Global Atlantic’s products. In addition, the reduction in individual income tax rates and the increase in the estate tax exclusion under TCJA could result in a material reduction in demand for Global Atlantic’s subsidiaries’ products and could have a material adverse effect on Global Atlantic’s results of operations, financial condition and liquidity.
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
If GAFL were to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 or for any other reason, GAFL would be subject to substantial additional historic and future U.S. federal income tax liability, including current taxation of all of Global Atlantic's Bermuda insurance subsidiaries' subpart F income and global intangible low-taxed income, as defined under Section 951A(b) of the Code, which could have a material adverse effect on Global Atlantic's financial condition and results of operations.
Section 7874 may limit Global Atlantic's ability to utilize certain U.S. tax attributes or otherwise adversely affect GAFL's tax position and may limit GAFL's flexibility to engage in acquisition transactions.
As a result of the GAFL Reorganization, Section 7874 will limit the ability of Global Atlantic's U.S. holding company and its U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset, during the ten-year period following the GAFL Reorganization, their U.S. taxable income, or related income tax liability, resulting from certain (1) transfers to related foreign persons of stock or other properties of Global Atlantic's U.S. holding company and its U.S. affiliates, and (2) income received or accrued from related foreign persons during such period by reason of a license of any property by Global Atlantic's U.S. holding company and its U.S. affiliates.
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
Global Atlantic has insurance and reinsurance subsidiaries that operate in all 50 U.S. states, the U.S. Virgin Islands and the District of Columbia, as well as Bermuda. Global Atlantic's operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which Global Atlantic's insurance and reinsurance subsidiaries are domiciled or may be deemed commercially domiciled may require these companies to, among other things, maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, and restrict payments of dividends and distributions of capital. Global Atlantic's insurance and reinsurance subsidiaries also are subject to laws and regulations that may restrict the ability of these companies to write insurance and reinsurance policies, make certain types of investments and distribute funds. Offering new products or offering products in additional jurisdictions will also subject Global Atlantic to additional regulation and compliance requirements. With respect to investments, Global Atlantic's insurance and reinsurance subsidiaries must comply with applicable regulations regarding the type and concentration of investments it may make. These restrictions are set forth in investment guidelines that KKR's investment management subsidiary must comply with when providing investment management to these Global Atlantic entities. These restrictions may limit Global Atlantic's ability to invest and KKR's ability to earn fees on those investments. In addition, Global Atlantic's insurance and reinsurance subsidiaries are subject to laws and regulations governing affiliate transactions. The investment management agreements between the KKR investment manager and Global Atlantic entities were approved by applicable insurance regulators, and any changes of such agreements, including with respect to fees, must receive applicable approval. These affiliate transaction rules are particularly important to Global Atlantic given (1) its relationship with KKR and (2) the fact that its business strategy involves reinsuring business among its subsidiaries.
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
In addition to the regulations of the jurisdictions where Global Atlantic's insurance subsidiaries are domiciled, Global Atlantic also must obtain licenses to sell insurance in other states and U.S. jurisdictions. Global Atlantic's non-U.S. insurance subsidiaries have and may obtain certified reinsurer and reciprocal jurisdiction reinsurer status in various U.S. states. Most state regulatory authorities are granted broad discretion in connection with their decisions to grant, renew or revoke licenses and approvals that are subject to state statutes. If Global Atlantic is unable to renew the requisite licenses and obtain the necessary approvals or otherwise does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop, or temporarily suspend Global Atlantic from conducting some or all of its operations as well as impose fines.
At the United States federal level, the Dodd-Frank Act established the Federal Insurance Office ("FIO") within the U.S. Department of the Treasury to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Although the FIO currently does not directly regulate the insurance industry, FIO does monitor and scrutinize developments in the industry. As required under the Dodd-Frank Act, the Director of the FIO has submitted a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, another report on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010, and a third report on the global reinsurance market and the regulation of reinsurance. Moreover, FIO's 2021 and 2022 annual reports identify potential risks related to private equity ownership of life insurers. The FIO Director has been called to testify before Congressional committee hearings. Such reports could continue to increase scrutiny of the industry and ultimately lead to changes in the regulation of insurers and reinsurers in the United States, which could negatively impact Global Atlantic's business and financial results.
All U.S. states allow reinsurers from approved non-U.S. jurisdictions, including for example Bermuda, to apply for reciprocal reinsurer status. A reinsurer with reciprocal reinsurer status is not required to post collateral to a U.S.-based ceding insurer for that ceding insurer to obtain credit in its statutory financial statements for that reinsurance. Global Atlantic cannot predict the impact of the removal of collateral requirements for reciprocal jurisdiction reinsurers in certain states may have on Global Atlantic's business, including its competitiveness in reinsurance transactions.
Regulations applicable to Global Atlantic and interpretations and enforcement of such regulations may change. Insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States, and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance and reinsurance companies. Regulators have changed statutory accounting requirements to increase required disclosure to state insurance regulators of affiliates and related party transactions. The NAIC and state insurance regulators are increasingly focused on the relationships between private equity firms and insurers. As noted above, the NAIC has adopted the NAIC List, which consists of regulatory considerations that pertain to the ability of state insurance regulators to effectively monitor the solvency of an insurer strategically partnered with private equity and to assess risks faced by such insurer's holding company system. The NAIC prepared referrals to certain NAIC working groups so that the regulatory considerations set forth in the NAIC List can be further evaluated. These actions signify increased scrutiny of insurance companies strategically partnered with private equity firms and the potential for additional regulation. Global Atlantic is unable to predict whether, when or in what form and what impact such regulatory changes will have on its business.
In February 2020, Bermuda was moved to the EU's "whitelist" of cooperative tax jurisdictions having delivered on the commitments made to the EU in 2019 to further enhance its regulatory and transparency framework. The European Commission has proposed sanctions against non-cooperative tax jurisdictions, including restrictions on certain European sovereign wealth funds channeling funds through entities domiciled in non-cooperative jurisdictions. If, in the future, Bermuda's classification changes and Bermuda is included on the EU's noncooperative jurisdictions list, the ability of certain European sovereign wealth funds (and the willingness of other European members) to invest in Global Atlantic's business may be limited as a result of such sanctions. In the future, individual EU member states may also apply sanctions against non-cooperative jurisdictions. If, in the future, Bermuda's classification changes and Bermuda is included on the non-cooperative jurisdictions list and these or other sanctions are implemented in the future, Global Atlantic cannot guarantee that such sanctions will not have a material and adverse impact on Global Atlantic's business.
The cost of compliance with existing laws and regulations is high and the cost of compliance with any changed, new or additional regulatory requirements could have a significant and negative effect on Global Atlantic's business. Any proposed or future U.S. state, Bermuda or other legislation or regulations, or NAIC initiatives, if adopted, may be more restrictive on Global Atlantic’s ability to conduct business than current regulatory requirements, may result in higher costs or increased statutory capital and reserve requirements and could have a material adverse effect on Global Atlantic’s insurance subsidiaries’ businesses, financial condition and results of operations. Global Atlantic may not be able to comply fully with, or obtain desired exemptions from, any such laws and regulations that govern the conduct of Global Atlantic's business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on Global Atlantic's ability to do or expand its business or undertake activities that are regulated in one or more jurisdictions, could impact Global Atlantic's potential growth and could subject Global Atlantic to fines and other sanctions. Global Atlantic also must balance overlapping and potentially conflicting regulations and accounting rules and interpretations thereof (which may also change over time), including in response to changes in the overall business environment. All such changes in the laws or regulations to which Global Atlantic's insurance and reinsurance subsidiaries are subject, or in the interpretations thereof, could have a material adverse effect on Global Atlantic's business, results of operations and financial condition.
Capital regulations applicable to Global Atlantic's insurance subsidiaries may impose meaningful limitations on Global Atlantic's business.
Insurance companies are subject to minimum capital and surplus requirements that vary by the jurisdiction where the insurance company is domiciled and are generally subject to change over time. In the United States, Global Atlantic's insurance subsidiaries are subject to RBC standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act promulgated by the NAIC as adopted by Global Atlantic's domiciliary insurance regulators. Global Atlantic's Bermuda insurance subsidiaries are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. See "—Global Atlantic's Bermuda insurance subsidiaries are subject to regulation by the BMA that may restrict their operations." Any failure to meet applicable requirements or minimum statutory capital requirements could subject Global Atlantic to examination or corrective action by regulators, including limitations on Global Atlantic's writing additional business or engaging in finance activities, supervision, receivership or liquidation. New statutory accounting guidance or change or clarifications in interpretations of existing guidance—including but not limited to any new guidance, changes or clarifications resulting from the recommendations of the NAIC's Securities Valuation Office with respect to capital required for holding all tranches of a structured security—may adversely impact Global Atlantic's insurance subsidiaries or cause them to increase their required capital.

RBC ratios of U.S. retirement and life companies like Global Atlantic are impacted by factors beyond Global Atlantic's control, such as the statutory federal tax rate. Future changes in federal corporate tax rates could similarly impact RBC ratios. In addition, the NAIC from time to time considers changes to factors used in calculating RBC. The NAIC is pursuing a variety of reforms to its RBC framework, which could increase the capital requirements for Global Atlantic's U.S. insurance subsidiaries. A new longevity risk charge was adopted in 2021. Changes to risk charges for bonds and real estate were also adopted for 2021. Changes to the charge for mortality risk are currently under consideration and could be adopted in the near future. The NAIC is also considering revisions to the capital charges for asset-backed securities, in particular CLOs, with a focus on increasing the capital charge on the residual or equity tranches of these securitizations. The NAIC has also developed a group capital calculation. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the United States and with international capital standards. In Bermuda, the BMA continues to review the BSCR on an ongoing basis, including to maintain its equivalency with Solvency II. Global Atlantic cannot predict the likelihood of changes to the capital requirements to which it is subject, whether such changes will have an impact on RBC ratios or whether Global Atlantic will need to raise and hold additional capital in response to such changes and any such changes may have a material and adverse effect on Global Atlantic's capital, business condition and results of operations.
Moreover, the determination of RBC is based on the NAIC designation of the assets in which Global Atlantic invests. NAIC designation for certain investments depends on the applicable NRSRO rating. If there are changes in an NRSRO's methodology that impacts the rating of a certain type of asset or changes or clarifications to interpretations of such methodology or related statutory accounting guidance, Global Atlantic's ability to invest in such assets may be impacted and Global Atlantic's investment results may be adversely impacted or Global Atlantic may need to increase its required capital.
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
The BMA regulates and supervises each of Global Atlantic's Bermuda insurance subsidiaries on a stand-alone basis in Bermuda. The Bermuda Insurance Act and the policies of and/or other codes issued by the BMA relevant to insurers require each of Global Atlantic's Bermuda reinsurance subsidiaries to, among other requirements, maintain a minimum level of capital and surplus; satisfy solvency standards; comply with restrictions on dividends; obtain prior approval or provide notification to the BMA of changes in shareholder controller shares; make financial statement filings; prepare a financial condition report; maintain a head office in Bermuda from which each of Global Atlantic's Bermuda insurance subsidiaries' insurance business will be directed and managed; and allow for the performance of certain periodic examinations of its financial condition. These statutes and regulations may restrict Global Atlantic's ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. Global Atlantic's Bermuda insurance subsidiaries will be exposed to any changes in the political environment in Bermuda.
The Bermuda insurance and reinsurance regulatory framework is subject to scrutiny from many jurisdictions. As a result of such overseas scrutiny, the BMA has implemented and imposed additional requirements on the licensed insurance companies it regulates to achieve equivalence under Solvency II, the solvency regime applicable to the EU insurance sector. As such, Bermuda's reinsurance industry operates in a legal and regulatory environment that is deemed to be equivalent with that of the EU. The BMA's additional requirements resulting from Solvency II equivalence include enhanced solvency and governance requirements imposed on insurers and reinsurers. As part of the additional requirements, the BMA has also established a group solvency framework that could further enhance the required capital and solvency requirements if the BMA is deemed to be the group regulator. There is a risk that if Solvency II were amended in any way, Bermuda may be required to amend its regulatory regime to maintain its equivalence under Solvency II, which could lead to changes in the regulatory regime administered by the BMA.
The BMA continues to consider further revisions to the Bermuda capital ratio, called BSCR, and may propose further updates, to certain aspects of the EBS Framework. Any such updates may materially increase the capital Global Atlantic's Bermuda insurance subsidiaries must hold.
Any material changes or failures with respect to the above could have a material adverse effect on Global Atlantic's Bermuda business.
Global Atlantic may not be able to mitigate the reserve strain associated with statutory accounting rules, potentially resulting in a negative impact on Global Atlantic's capital position or in a need to increase prices and/or reduce sales of term or universal life products.
The application of certain statutory accounting rules for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees requires Global Atlantic to maintain reserves at a level that exceeds what Global Atlantic's insurance subsidiaries' actuarial assumptions for the applicable business would otherwise require. Global Atlantic has special purpose financial captive insurance company subsidiaries ("captives") domiciled in Vermont and Iowa that facilitate the financing of the redundant reserve requirements associated with these statutory accounting rules. These arrangements are subject to review by state insurance regulators and rating agencies.
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
Global Atlantic's Bermuda insurance subsidiaries are subject to regulation and supervision in Bermuda by the BMA. Global Atlantic cannot provide any assurances that insurance supervisors in the United States or elsewhere will not review Global Atlantic's activities and assert that its Bermuda insurance subsidiaries are subject to a U.S. jurisdiction's requirements. In addition, Global Atlantic's Bermuda insurance subsidiaries may be subject to indirect regulatory requirements imposed by jurisdictions that may limit Global Atlantic's ability to provide reinsurance. For example, Global Atlantic's Bermuda insurance subsidiaries' ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable supervisory bodies. Regulatory scrutiny or proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting reinsurance from U.S. insurers to non-U.S. insurers, in particular between affiliated insurance companies. Reinsurance between Global Atlantic's U.S. and Bermuda insurance subsidiaries is subject to approval by the applicable U.S. domiciliary state insurance department, and there can be no guarantee such approval will be obtained. Furthermore, Global Atlantic Re Limited reinsures substantially all of Global Atlantic's variable annuity business. If Global Atlantic Re Limited were no longer able to reinsure such business or if Global Atlantic had to recapture variable annuity business reinsured to Global Atlantic Re Limited due to changes in laws or regulations applicable to Global Atlantic Re Limited, Global Atlantic would likely experience increased fluctuations in its RBC ratio attributable to the sensitivity of variable annuities to changes in equity and interest rate markets. A loss of or inability to obtain reciprocal or certified reinsurer status for Global Atlantic's non-U.S. insurance companies may result in requiring additional collateral to be posted with respect to Global Atlantic's existing reinsurance agreements, which may have a material adverse effect on Global Atlantic's business.
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
Changes in regulations relating to reserves, such as implementation of principle-based reserving, could adversely impact Global Atlantic's results of operations.
Under principle-based reserving, reserves for life insurance products are no longer required to remain constant and may be updated over time. As a result, principle-based reserving may cause fluctuations to the amount of statutory reserves held. The NAIC is developing a new principle-based approach for fixed annuities that, if implemented, could result in higher statutory reserves and may cause greater fluctuations in the amount of statutory reserves held. There can be no guarantee as to whether these changes will be implemented or their impact on Global Atlantic's reserves.
Failures elsewhere in the insurance industry could obligate Global Atlantic to pay assessments through guaranty associations, and proposed changes to life insurance guaranty associations could result in increased assessments.
All 50 U.S. states, the District of Columbia and the U.S. Virgin Islands have insurance guaranty association laws that require insurance companies doing business within those jurisdictions to participate in various types of guaranty associations or other similar arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers on the basis of the member insurer's proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. It is possible that a large insolvency could require extraordinary assessments on Global Atlantic's insurance subsidiaries. Global Atlantic cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on Global Atlantic's results of operations and financial condition.
For purposes of guaranty association assessments, long-term care insurance is typically classified as a health insurance product. In December 2017, the NAIC adopted amendments to the Life and Health Insurance Guaranty Association Model Act to provide a fifty-fifty split between life and health insurers for future long-term care insolvencies. Most states have adopted legislation to codify the NAIC changes into law, and more states are expected to propose legislation. If these changes become law, the effect may be an increase in future assessments against life insurers such as Global Atlantic's insurance subsidiaries.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located at 30 Hudson Yards, New York, New York. We also lease space for our other offices in North America, Europe, Asia and Australia. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3.  LEGAL PROCEEDINGS.
For a discussion of KKR's legal proceedings, see the section entitled "Litigation" appearing in Note 25 "Commitments and Contingencies" in our financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock are listed on the NYSE under the symbol "KKR."
The number of holders of record of our common stock as of February 24, 2023 was 213. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.
Dividend Policy
Under our current dividend policy for common stock that we announced on February 7, 2023, we expect to pay our common stockholders an annualized dividend of $0.66 per share of common stock, equal to a quarterly dividend of $0.165 per share of common stock, beginning with the dividend to be declared with respect to the first quarter of 2023. On February 7, 2023, we declared a regular dividend of $0.155 per share of common stock under our prior dividend policy for the quarter ended December 31, 2022.
Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, dividends are expected to be funded in the following manner:
•First, KKR Group Partnership will make distributions to holders of KKR Group Partnership Units, which consists of our wholly-owned corporate subsidiaries (one of which acts as the general partner of KKR Group Partnership) and KKR Holdings II L.P. ("KKR Holdings II," which is the entity that provides for restricted holdings units under our 2019 Equity Incentive Plan), in proportion to their percentage interests in KKR Group Partnership;
•Second, our wholly-owned corporate subsidiaries will distribute to us the amount of any distributions that they receive from KKR Group Partnership, after deducting any applicable taxes; and
•Third, we will distribute to holders of our common stock and Series C Mandatory Convertible Preferred Stock the amount of dividends declared by our Board of Directors from the distributions that we receive from our wholly-owned corporate subsidiaries.
The limited partnership agreement of KKR Group Partnership provides for cash distributions, which are referred to as "tax distributions," to the partners of the partnership if we determine that the taxable income of the partnership will give rise to taxable income for its partners, including holders of restricted holdings units who are limited partners of KKR Holdings II. KKR Group Partnership may make tax distributions in the future, from time to time, to provide distributions to pay for any U.S. or non-U.S. tax liabilities of the partners of KKR Holdings II.
The declaration and payment of any dividends to holders of our common stock or Series C Mandatory Convertible Preferred Stock are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock, and such other factors as the Board of Directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity." In addition, under Section 170 of the DGCL, our Board of Directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Share Repurchases in the Fourth Quarter of 2022
Under our current repurchase program, we are authorized to repurchase our common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. We expect that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
In addition to the repurchases of common stock described below, subsequent to May 3, 2018, the repurchase program has been used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock. From October 27, 2015 through December 31, 2022, we paid approximately $638 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of common stock or its equivalent upon the vesting of equity awards representing 23.8 million shares of common stock. Of these amounts, equity awards representing 11.0 million shares of common stock or its equivalent were retired for $190 million prior to May 3, 2018 and did not count against the amounts remaining under the repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the fourth quarter of 2022, no shares of common stock were repurchased and 0.7 million equity awards were retired. From inception of the repurchase program in 2015 through December 31, 2022, we have repurchased or retired a total of approximately 74.8 million shares of common stock under the program at an average price of approximately $26.92 per share.

Issuer Purchases of Common stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2022 to October 31, 2022)	—	$—	—	$77,856
Month #2 (November 1, 2022 to November 30, 2022)	—	$—	—	$77,856
Month #3 (December 1, 2022 to December 31, 2022)	—	$—	—	$77,856
Total through December 31, 2022	—
(1) On February 7, 2023, KKR announced the increase to the total available amount under the repurchase program to $500 million. The repurchase program does not have an expiration date. Prior to this increase, there was approximately $78 million remaining under the program as of December 31, 2022.

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
Business Environment
Economic and Market Conditions
Our asset management and insurance businesses are materially affected by the economic conditions of, and financial markets in, the United States, the EU, China, Japan, and other countries. Global and regional economic conditions can each have substantial impact on our business, financial condition and results of operations in various ways, including the valuations of our investments, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments.
Economic Conditions
During the year ended December 31, 2022, the global economy continued to recover from the impact of the COVID-19 pandemic; however, many countries and regions, including the United States, showed signs of slowing economic activity, potentially indicating the early stages of a recession. Economic activity began to be adversely impacted by the effects of monetary and fiscal policy tightening as years of fiscal stimulus from governments and accommodative monetary policy from global central banks began to wane as central banks took measures to combat significant inflationary pressures at multi-decade highs in many major economies around the world. Inflation presented a headwind for many country and regional economies in which we operate. The Federal Reserve Board has continued to raise interest rates and has indicated that it is prepared to take decisive action to manage inflation, including raising interest rates further and shrinking the size of its balance sheet. As a result of these and other actions by central banks, overall macro conditions began to transition by the fourth quarter of 2022 with less focus on inflation’s impact on repricing capital markets and moving towards a period where high rates and inflation began to put significant pressure on corporate profits and consumer balance sheets. By year-end 2022, inflation began to show signs of peaking on a year-over-year basis in the U.S. and in certain other regions, but remained elevated in absolute terms.
Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions. Areas that have central bank quantitative easing or tightening campaigns affecting their interest rates relative to the United States could potentially experience further currency volatility relative to the U.S. dollar. Relatedly, foreign exchange rates are often affected by countries’ monetary and fiscal responses to inflationary trends. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar. Currency volatility can also affect our businesses and investments that deal in cross-border trade. Labor disputes, shortages of material and skilled labor, work stoppages and increasing labor costs can also adversely impact us and the assets we manage. Despite various economic headwinds, several key economic indicators in the U.S., including employment have demonstrated resilience in 2022.
During 2022, the growth in economic activity and demand for goods and services, alongside supply chain complications, contributed to these significant inflationary pressures. Various supply bottlenecks ranging from dynamic zero-COVID policy to shifting Russia-Ukraine supply chains to U.S. domestic semiconductor industry output shortages as a result of restrictions on trade with Chinese semiconductor companies contributed to inflationary pressure throughout much of 2022. In the United States and many other countries, laws designed to protect national security or to restrict foreign direct investment continued to proliferate in 2022, which adversely affected the business and investment environments in various ways. These and related concerns, such as rising interest rates and geopolitical uncertainty in countries such as China, Russia, Belarus and the Ukraine, contributed to substantial market volatility, equity and credit market declines and increased pressures on labor supply.
In the Eurozone, disruptions to European energy markets and Russia’s ongoing invasion of Ukraine adversely affected the business environment. The Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine, have exacerbated and may further exacerbate these issues and trends globally, including by increasing oil and gas prices and price volatility. Protectionist policies, such as restrictions on exports of food, have also increased globally as a result of Russia's invasion of Ukraine. As of December 31, 2022, we have no investments in any portfolio companies whose executive headquarters are located in Russia, Ukraine or Belarus, and we believe that the direct exposure of our investment portfolio to Russia, Ukraine and Belarus is insignificant. In addition, the Chinese economy experienced headwinds related to the ongoing slowdown in China’s property sector and the effects of the government’s zero-COVID policies. In Japan, the economic recovery from COVID-19 continued, despite higher energy costs and significant volatility in currency markets.
Several relevant key economic indicators in the U.S. and in other countries and areas in which our business operates include:
•Inflation. The U.S. core consumer price index rose 5.7% on a year-over-year basis as of December 31, 2022, up from 5.5% on a year-over-year basis as of December 31, 2021. Core inflation in China was 0.7% on a year-over-year basis as of December 31, 2022, down from 1.2% on a year-over-year basis as of December 31, 2021. In Japan, core inflation rose to 1.6% on a year-over-year basis as of December 31, 2022, up from -1.3% on a year-over-year basis as of December 31, 2021. Euro Area core inflation was 5.2% as of December 31, 2022, up from 2.6% as of December 31, 2021.
•Interest Rates. The effective federal funds rate set by the Federal Reserve Board was 4.33% as of December 31, 2022, up from 0.1% as of December 31, 2021. The Federal Reserve raised interest rates by 75 basis points in November, and 50 basis points in December, leading to increased market volatility. The short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2022, unchanged from December 31, 2021. The short-term benchmark interest rate set by the European Central Bank was 2.5% as of December 31, 2022, up from 0.0% as of December 31, 2021.
•GDP. In the United States, real GDP is estimated to have expanded by 2.1% for the year ended December 31, 2022, compared to an expansion of 5.9% for the year ended December 31, 2021. Real GDP in China is estimated to have increased by 3.0% for the year ended December 31, 2022, compared to growth of 8.4% reported for the year ended December 31, 2021. In Japan, real GDP growth for the year ended December 31, 2022, is estimated to have been 1.3%, down from 2.3% for the year ended December 31, 2021. Euro Area real GDP growth was 3.2% as of December 31, 2022, up from 5.3% as of December 31, 2021.
•Unemployment. The U.S. unemployment rate was 3.5% as of December 31, 2022, down from 3.9% as of December 31, 2021. The unemployment rate in China was 5.5% as of December 31, 2022, up from 5.1% as of December 31, 2021. The unemployment rate in Japan was 2.5% as of December 31, 2022, down from 2.7% as of December 31, 2021. In addition, Euro Area unemployment was 6.5% as of December 31, 2022, up from 7.0% as of December 31, 2021.
Market Conditions
Equity, credit, commodity and foreign exchange markets in the United States and in other countries and areas in which we have made investments each can have a material effect on our financial condition and results of operations.
In our asset management segment, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment grade credit markets, have adversely impacted (and may continue to adversely impact) our financial results and the volume of capital markets activity, the level of transaction fees that our Capital Markets business line is able to earn, the valuation of our portfolio companies, the investment income that we recognize and our ability to deploy our, and our funds', capital. For our investments that are publicly listed and thus have readily observable market prices, global equity market price declines had (and may continue to have) a direct impact on valuation. For many other of our investments, these markets had an indirect materially adverse impact on many of our investment valuations as we typically utilize market multiples as a critical input to ascertain fair value of our investments that do not have readily observable market prices.
In addition, many of our investments are in non-investment grade credit instruments and investment grade credit instruments. Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of December 31, 2022, approximately 50% of the capital invested in those funds was attributable to non-U.S. investments. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. Tightening liquidity conditions in equity and credit capital markets affect the availability and cost of capital for us and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may impact our ability to identify and execute investments on attractive terms.
In our insurance segment, periods of rising or higher interest rates as we are currently experiencing may result in differing impacts on Global Atlantic’s business. Periods of rising or higher interest rates can benefit Global Atlantic’s results of operations and financial condition, as we generally expect the yield on new investment purchases and income from any floating rate investments held in Global Atlantic’s investment portfolio to increase as interest rates rise. Higher interest rates also generally tend to increase the demand for certain of Global Atlantic’s products, as the benefits and solutions Global Atlantic can offer to clients may become more attractive, potentially resulting in higher new business volumes. Rising rates are also expected to result in decreases to certain policy liabilities as a result of new accounting guidance which we adopted effective January 1, 2023 (with a transition date of January 1, 2021) for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. For a further discussion of this guidance, see Note 2 "Summary of Significant Accounting Policies—Future application of accounting standards" in our financial statements.
Higher interest rates can also have a negative impact on Global Atlantic. For example, higher policyholder surrenders may occur in response to rising interest rates as more attractive products become available to policyholders in a higher rate environment. The majority of our investments at Global Atlantic are in investment grade credit instruments. Sales of those investments at a loss, for example to raise cash to meet policyholder obligations upon surrender earlier than expected maturity or as we rotate out of investments acquired with new reinsurance transactions to our desired asset mix during a period of rising or higher rates compared to when the investment was acquired, is expected to decrease our net income in that period and such decrease could be significant. We also expect that in a higher rate environment we will generally have a higher cost of insurance on new business, including higher hedging costs, as the benefits to policyholders on new business will be generally higher. If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability, Global Atlantic may not generate its expected earnings on those liabilities. In addition, rising interest rates will decrease the fair value of Global Atlantic’s credit investments and the value of embedded derivatives associated with funds withheld reinsurance transactions. Global Atlantic expects that substantially all of its unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. However, if the market, industry and company-specific factors relating to these investments deteriorate meaningfully, Global Atlantic may be required to recognize an impairment to goodwill and may realize losses as a result of credit defaults or impairments on investments, either of which could have a material adverse effect on our results of operations and financial condition.
In addition, commodity prices are generally expected to rise in inflationary environments. Our Real Assets business line portfolio contains energy real asset investments, and certain of our other Private Equity, Real Assets and Credit and Liquid Strategies business line strategies have investments in or related to the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. As noted above, the actions taken by Russia in the Ukraine starting in February 2022 have caused volatility in the commodities markets. To the extent energy real asset investments are directly held by our balance sheet, price movements can have an amplified impact on our financial results, as we directly bear the full extent of such gains or losses, subject to hedging.
Although the recent bankruptcies and financial distress among crypto asset market participants and the resulting price volatility of crypto assets have caused widespread disruption in those markets, as of December 31, 2022, these events have had no material impact on our business, financial condition or results of operations. Neither we through our balance sheet, nor the limited partner funds we manage, have material direct exposure to crypto asset market participants that we are aware of that have: commenced insolvency, receivership, reorganization or bankruptcy proceedings; experienced excessive redemptions or suspended redemptions or withdrawals of crypto assets; the crypto assets of their customers unaccounted for; or experienced material corporate compliance failures. While, to date, our business has only minimal crypto exposure, the level of exposure may shift over time, and we cannot predict the broader impact, including to us, of the recent bankruptcies and financial distress among crypto asset market participants and coverage of new regulatory developments related to crypto assets and crypto asset markets.
Several relevant key market indicators in the U.S. and in other countries and areas which constitute our business environment include:
•Equity Markets. For the year ended December 31, 2022, global equity markets were negative, with the S&P 500 down 18.1% and the MSCI World Index down 17.7% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 21.7 as of December 31, 2022, increasing from 17.2 as of December 31, 2021.

•Credit Markets. During the year ended December 31, 2022, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 40 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) widened by 171 basis points. The non-investment grade credit indices were down during the year ended December 31, 2022, with the S&P/LSTA Leveraged Loan Index down 0.6% and the BAML US High Yield Index down 11.2%. During the year ended December 31, 2022, 10-year government bond yields rose 236 basis points in the United States, rose 6 basis points in China, rose 35 basis points in Japan, rose 270 basis points in the UK and rose 275 basis points in Germany.
•Commodity Markets. During the year ended December 31, 2022, the 3-year forward price of WTI crude oil increased approximately 11.3%, and the 3-year forward price of natural gas increased from approximately $3.43 per MMBtu to $4.99 per MMBtu as of December 31, 2021 and December 31, 2022. The Japan spot LNG import price decreased to approximately $28.46 per MMBtu as of December 31, 2022 from approximately $31.26 per MMBtu as of December 31, 2021.
•Foreign Exchange Rates. For the year ended December 31, 2022, the euro fell 5.8%, the British pound 10.7%, the Japanese yen 12.2%, and the Chinese renminbi fell 7.9%, respectively, relative to the U.S. dollar.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of this report for important additional detail regarding the known trends or uncertainties and competitive conditions that have had or that are reasonably likely to have a material favorable or unfavorable impact on our businesses, including the impact of economic and market conditions on valuations of investments. These known trends, uncertainties and competitive conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section.
Basis of Accounting and Key Financial Measures under GAAP
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 “ Summary of Significant Accounting Policies” in our financial statements and “Critical Accounting Policies and Estimates” contained in this section below. Our key Segment and non-GAAP financial measures and operating metrics are discussed below.
Key Segment and Non-GAAP Performance Measures
The following key segment and non-GAAP performance measures are used by management in making operational and resource deployment decisions as well as assessing the performance of KKR's business. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These performance measures as described below are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and holders of exchangeable securities and as such represent the entire KKR business in total. In addition, these performance measures are presented without giving effect to the consolidation of the investment funds and collateralized financing entities ("CFEs") that KKR manages.
We believe that providing these segment and non-GAAP performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable are included under "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures."
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. After-tax distributable earnings is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. After-tax distributable earnings is equal to Distributable Operating Earnings less Interest Expense, Net Income Attributable to Noncontrolling Interests and Income Taxes Paid. Series C Mandatory Convertible Preferred Stock dividends have been excluded from After-tax Distributable Earnings, because the definition of Adjusted Shares used to calculate After-tax Distributable Earnings per Adjusted Share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. Income Taxes Paid represents the amount of income taxes that would be paid assuming that all pre-tax distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged. Income Taxes Paid includes the benefit of tax deductions arising from equity-based compensation, which reduces income taxes paid or payable during the period. Equity based compensation expense is excluded from After-tax Distributable Earnings, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. If tax deductions from equity-based compensation were to be excluded from Income Taxes Paid, KKR’s After-tax Distributable Earnings would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in After-tax Distributable Earnings for the period. KKR makes these adjustments when calculating After-tax Distributable Earnings in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, After-tax Distributable Earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and After-tax Distributable Earnings should not be viewed as a measure of KKR’s liquidity.
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
Distributable Operating Earnings
Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate transaction-related charges and (iv) non-recurring items, if any. Strategic corporate transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments, which are comprised of the following:
•Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized carried interest compensation. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including Global Atlantic insurance companies, are included in Asset Management Segment Operating Earnings.

•Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings exclude the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.
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
Other Terms and Capital Metrics
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include (i) the number of shares of common stock of KKR & Co. Inc. assumed to be issuable upon conversion of the Series C Mandatory Convertible Preferred Stock and (ii) certain securities exchangeable into shares of common stock of KKR & Co. Inc. Weighted average adjusted shares is used in the calculation of After-tax Distributable Earnings per Adjusted Share, and Adjusted Shares is used in the calculation of Book Value per Adjusted Share.
Assets Under Management
Assets under management represent the assets managed, advised or sponsored by KKR from which KKR is entitled to receive management fees or performance income (currently or upon a future event), general partner capital, and assets managed, advised or sponsored by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed or sponsored capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds and certain co-investment vehicles; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or performance income; (iii) the asset value of the Global Atlantic insurance companies; (iv) the par value of outstanding CLOs; (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all of the AUM of KKR's strategic BDC partnership; (vii) the acquisition cost of invested assets of certain non-U.S. real estate investment trusts; and (viii) the value of other assets managed or sponsored by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM (i) is not based on any definition of AUM that may be set forth in the governing documents of the investment funds, vehicles, accounts or other entities whose capital is included in this definition, (ii) includes assets for which KKR does not act as an investment adviser, and (iii) is not calculated pursuant to any regulatory definitions.
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

Consolidated Results of Operations (GAAP Basis)
The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,821,627	$2,850,154	$(28,527)
Capital Allocation-Based Income (Loss)	(2,500,509)	6,842,414	(9,342,923)
	321,118	9,692,568	(9,371,450)
Insurance
Net Premiums	1,182,461	2,226,078	(1,043,617)
Policy Fees	1,278,736	1,147,913	130,823
Net Investment Income	4,118,246	2,845,623	1,272,623
Net Investment-Related Gains (Losses)	(1,318,490)	203,753	(1,522,243)
Other Income	139,124	120,213	18,911
	5,400,077	6,543,580	(1,143,503)
Total Revenues	5,721,195	16,236,148	(10,514,953)

Expenses
Asset Management
Compensation and Benefits	1,144,666	4,428,743	(3,284,077)
Occupancy and Related Charges	77,271	69,084	8,187
General, Administrative and Other	993,548	959,077	34,471
	2,215,485	5,456,904	(3,241,419)
Insurance
Net Policy Benefits and Claims	3,184,427	5,055,709	(1,871,282)
Amortization of Policy Acquisition Costs	10,990	(65,949)	76,939
Interest Expense	87,182	61,661	25,521
Insurance Expenses	565,304	358,878	206,426
General, Administrative and Other	718,422	555,321	163,101
	4,566,325	5,965,620	(1,399,295)
Total Expenses	6,781,810	11,422,524	(4,640,714)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(1,665,537)	7,720,923	(9,386,460)
Dividend Income	1,322,447	698,800	623,647
Interest Income	1,895,282	1,485,470	409,812
Interest Expense	(1,550,777)	(1,070,368)	(480,409)
Total Investment Income (Loss)	1,415	8,834,825	(8,833,410)

Income (Loss) Before Taxes	(1,059,200)	13,648,449	(14,707,649)

Income Tax Expense (Benefit)	(35,672)	1,353,270	(1,388,942)

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Net Income (Loss)	(1,023,528)	12,295,179	(13,318,707)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	2,792	4,060	(1,268)
Net Income (Loss) Attributable to Noncontrolling Interests	(185,190)	7,624,643	(7,809,833)
Net Income (Loss) Attributable to KKR & Co. Inc.	(841,130)	4,666,476	(5,507,606)

Series A Preferred Stock Dividends	—	23,656	(23,656)
Series B Preferred Stock Dividends	—	12,991	(12,991)
Series C Mandatory Convertible Preferred Stock Dividends	69,000	69,000	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(910,130)	$4,560,829	$(5,470,959)

Consolidated Results of Operations (GAAP Basis) - Asset Management
Revenues
For the years ended December 31, 2022 and 2021, revenues consisted of the following:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Management Fees	$1,682,466	$1,301,975	$380,491
Fee Credits	(532,355)	(464,594)	(67,761)
Transaction Fees	1,316,637	1,552,621	(235,984)
Monitoring Fees	131,750	134,472	(2,722)
Incentive Fees	33,537	55,701	(22,164)
Expense Reimbursements	102,927	178,572	(75,645)
Consulting Fees	86,665	91,407	(4,742)
Total Fees and Other	2,821,627	2,850,154	(28,527)

Carried Interest	(2,068,662)	5,388,354	(7,457,016)
General Partner Capital Interest	(431,847)	1,454,060	(1,885,907)
Total Capital Allocation-Based Income (Loss)	(2,500,509)	6,842,414	(9,342,923)

Total Revenues - Asset Management	$321,118	$9,692,568	$(9,371,450)
Fees and Other
Total Fees and Other for the year ended December 31, 2022 decreased compared to the year ended December 31, 2021 primarily as a result of a lower level of transaction fees, which was partially offset by an increase in management fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."
The increase in management fees was primarily attributable to management fees earned from North America Fund XIII, Global Infrastructure Investors IV and European Fund VI. This increase was partially offset by a decrease in management fees earned from European Fund V and Americas Fund XII as a result of entering their post-investment periods and, consequently, we now earn fees based on capital invested rather than capital committed and at a lower fee rate.
Management fees due from consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. For a more detailed discussion on the factors that affect our management fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."
Fee credits increased compared to the prior period as a result of a higher level of transaction fees from infrastructure transaction fee-generating investments in our Real Asset business line. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.

Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the year ended December 31, 2022 was negative primarily due to the net depreciation of the underlying investments in many of our carry-earning investment funds, most notably Americas Fund XII, Asian Fund II, and Asian Fund III. Capital Allocation-Based Income (Loss) for the year ended December 31, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and North America Fund XI.
KKR calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of the reporting date, irrespective of whether such amounts have been realized. Since the fair value of the underlying investments varies between reporting periods, it is necessary to make adjustments to the amounts recorded as carried interest to reflect either (a) positive performance, resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments.
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the year ended December 31, 2022
The net losses from investment activities for the year ended December 31, 2022 were comprised of net realized gains of $1,298.5 million and net unrealized losses of $(2,964.0) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net realized gains related primarily to (i) the sale of our investment in Fiserv, Inc. (NASDAQ: FISV), which was a significant contributor to gains from investment activities in 2022 but has now been completely sold and will no longer contribute to gains from investment activities, (ii) realizations on certain foreign exchange forward contracts, and (iii) the sale of real estate investments held in certain consolidated opportunistic real estate equity funds. Partially offsetting these realized gains were realized losses primarily relating to (i) various investments held in our consolidated alternative credit funds, (ii) a realized loss on Magneti Marelli CK Holdings (industrials sector) held in certain consolidated funds and (iii) realized losses from the sales of revolving credit facilities.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held in our consolidated CLOs and in certain consolidated alternative credit funds, (ii) OutSystems Holdings S.A. (technology sector) held in certain consolidated funds and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) investments held in certain consolidated energy funds, (ii) USI, Inc. (financial services sector), and (iii) ERM Worldwide Group Limited (services sector).
The extent and the factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the year ended December 31, 2022 net unrealized losses were primarily generated in the following asset classes:
•Private equity (excluding core private equity), which was primarily impacted by (i) the negative returns of global equity markets and the related reduction of market multiples used in the market comparables methodology for the valuation of Level III investments, and (ii) the negative impact of higher interest rates and a higher market risk premium in 2022 on discount rates used in the discounted cash flow methodology for the valuation of Level III investments;
•Credit, which were primarily impacted by the widening of the credit spreads observed in the credit markets in 2022; and

•Real estate, which, notwithstanding the positive operating performance of certain properties, was negatively impacted by the reversal of previously recognized unrealized gains relating to the realization activity described above and the capitalization rates widening in the fourth quarter of 2022.
Partially offsetting the losses in the asset classes above, there were the unrealized gains generated in the following asset classes:
•Infrastructure and energy, which benefited from (i) higher oil and gas prices and (ii) the positive operating performance of certain infrastructure assets; and
•Core private equity, which benefited from the positive operating performance of its portfolio companies.
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
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net realized gains related primarily to the sales of investments held by KKR and certain consolidated funds, the most significant of which were in FanDuel Inc. (technology sector), Mr. Cooper Group Inc. (NASDAQ: COOP), and Darktrace Limited (LSE: DARK). Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from various investments held in our consolidated credit funds and realized losses on certain hedging instruments.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net unrealized gains related primarily to mark-to-market gains from investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC (health care sector), Heartland Dental LLC (health care sector) and OutSystems Holdings S.A. Partially offsetting these unrealized gains were unrealized losses, the most significant of which were (i) the reversal of previously recognized unrealized gains relating to the realization activity described above and (ii) an unrealized loss on BridgeBio Pharma, Inc. (NASDAQ: BBIO).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results". For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the year ended December 31, 2022, the most significant dividends received included (i) $441.2 million from investments held in our consolidated core plus and opportunistic real estate equity funds and (ii) $86.6 million from our investment in Exact Group B.V. (technology sector) held in our consolidated core vehicles. During the year ended December 31, 2021, the most significant dividends received included (i) $215.5 million from our consolidated real estate funds, (ii) $138.7 million from our investment in Viridor Limited (Infrastructure: energy and energy transition sector), and (iii) $70.9 million from our investment in Arnott's Biscuits Limited (consumer products sector).
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the (i) impact of closing additional CLOs that were consolidated during 2022 and higher interest rates on assets held in consolidated CLOs and (ii) a higher level of interest income from investments held in certain of our consolidated alternative credit funds, primarily related to an increase in the amount of capital deployed and higher interest rates. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense
The increase in interest expense during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to (i) an increase in the amount of borrowings outstanding from consolidated funds and other vehicles, (ii) the impact of closing additional CLOs that were consolidated during 2022 and higher interest rates on debt obligations held in consolidated CLOs, and (iii) the impact of issuances of our notes after December 31, 2021. Partially offsetting these increases was the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expenses
The decrease in compensation and benefits expense during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the reversal of previously recognized accrued carried interest, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation resulting from a higher level of segment fee related revenue and realized performance income in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a higher level of (i) expenses at our consolidated funds and investment vehicles, (ii) strategic corporate transaction-related charges, (iii) professional fees, information technology and other administrative costs in connection with the growth of the firm, and (iv) travel related expenses as a result of a return of travel activity to pre-COVID-19 pandemic levels.
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
Consolidated Results of Operations (GAAP Basis) - Insurance
For the year ended December 31, 2021, the results of Global Atlantic's insurance operations included in our consolidated results of operations are from the acquisition date, February 1, 2021, through December 31, 2021.
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

The following table reflects the impact on net income by financial statement line item and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Impacts of assumption review, by statement of income line item:
Policy fees	$(14)	$182	$(196)
Policy benefits and claims	(23,079)	20,904	(43,983)
Amortization of policy acquisition costs	7,686	(2,119)	9,805
Income tax impact	3,236	(3,983)	7,219
Total assumption review impact on net income	$(12,171)	$14,984	$(27,155)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(157)	(97)	(60)
Noncontrolling interests' share of assumption review impact	4,749	(5,734)	10,483
Total assumption review impact on insurance segment adjusted operating earnings	$(7,579)	$9,153	$(16,732)
For the year ended December 31, 2022, the net unfavorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to an increase in expected future surrender experience of annuity policies, partially as a result of higher interest rates, and a decrease in expected future surrender experience of life insurance policies. For the year ended December 31, 2021, the net favorable unlocking impact on net income and insurance segment adjusted operating earnings was primarily due to lower expected future mortality rates.
Revenues
For the years ended December 31, 2022 and 2021, revenues consisted of the following:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Net Premiums	$1,182,461	$2,226,078	$(1,043,617)
Policy Fees	1,278,736	1,147,913	130,823
Net Investment Income	4,118,246	2,845,623	1,272,623
Net Investment-Related Gains	(1,318,490)	203,753	(1,522,243)
Other Income	139,124	120,213	18,911
Total Insurance Revenues	$5,400,077	$6,543,580	$(1,143,503)
Net Premiums
Net premiums decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to lower initial premiums related to fewer reinsurance transactions with life contingencies assumed during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was partially offset by lower retrocessions to third party reinsurers during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Policy fees
Policy fees increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition on February 1, 2021.

Net investment income
Net investment income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) higher yields on floating-rate investments due to higher market interest rates, (ii) rotation into higher yielding assets, (iii) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales, and (iv) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021.
Net investment-related losses
The components of net investment-related losses were as follows:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$3,448,710	$49,491	$3,399,219
Equity futures contracts	167,924	(263,637)	431,561
Foreign currency forwards	18,929	2,484	16,445
Credit risk contracts	(108)	(400)	292
Equity index options	(895,602)	549,987	(1,445,589)
Interest rate contracts	(333,937)	(146,920)	(187,017)
Funds withheld receivable embedded derivatives	(29,390)	31,740	(61,130)
Other	(29,779)	—	(29,779)
Net gains on derivative instruments	2,346,747	222,745	2,124,002
Net other investment losses	(3,665,237)	(18,992)	(3,646,245)
Net investment-related losses	$(1,318,490)	$203,753	$(1,522,243)
Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the year ended December 31, 2022 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio declined in value in the current period primarily due to an increase in market interest rates and wider credit spreads.
The increase in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which decreased during the year ended December 31, 2022, as compared to an increase during the year ended December 31, 2021, resulting in, respectively, a gain and a loss on equity futures contracts in the respective periods.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which decreased during the year ended December 31, 2022, as compared to the increase during the year ended December 31, 2021.
The decrease in the fair value of interest rate contracts was driven by an increase in market interest rates during both the year ended December 31, 2022 and the prior financial reporting period, resulting in a loss on interest rate contracts.
The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during the year ended December 31, 2022, as compared to the tightening of credit spreads in the year ended December 31, 2021.

Net other investment losses
The components of net other investment losses were as follows:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Realized gains on investments not supporting asset-liability matching strategies	$87,198	$527,788	$(440,590)
Realized losses on available-for-sale fixed maturity debt securities	(559,987)	(201,411)	(358,576)
Credit loss allowances	(456,176)	(249,338)	(206,838)
Unrealized losses on fixed maturity securities classified as trading	(2,603,874)	(118,714)	(2,485,160)
Unrealized gains on investments classified as trading or fair-value option	60,237	39,758	20,479
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(42,870)	35,418	(78,288)
Realized gains (losses) on funds withheld at interest, payable portfolio	38,074	(30,015)	68,089
Realized gains (losses) on funds withheld at interest, receivable portfolio	(3,176)	12,418	(15,594)
Other	(184,663)	(34,896)	(149,767)
Net investment-related gains	$(3,665,237)	$(18,992)	$(3,646,245)
The increase in net other investment losses for the year ended December 31, 2022 were primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading was primarily due to an increase in interest rates and widening credit spreads in the current period, (ii) a decrease in realized gains on investments not supporting asset-liability matching strategies primarily due to the non-recurrence of a gain from the disposition of Origis USA, LLC (Infrastructure: energy and energy transition sector) in the prior financial reporting period, (iii) the increase in realized losses on available-for-sale fixed maturity debt securities primarily due to portfolio rotation in a higher interest rate environment, (iv) an increase in credit loss allowances on mortgage and other loan receivables in the current period primarily due to an increase in credit risk of our loan portfolio, offset in part by the recognition of an initial credit loan loss allowance upon the adoption of the current expected credit loss accounting standard concurrent with the GA Acquisition in the prior financial reporting period, and (v) realized losses on renewable energy investments in the current period.
Offsetting these losses were realized gains on funds withheld at interest payable portfolio.
Other income
Other income increased for the year ended December 31, 2022 as compared to the prior financial reporting period primarily due to one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021.
Expenses
Net policy benefits and claims
Net policy benefits and claims decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) lower initial reserves assumed related to fewer new reinsurance transactions with life contingencies in the year ended December 31, 2022 as compared to the year ended December 31, 2021, and (ii) a decrease in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "Revenues—Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims). This decrease was offset by (i) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) an increase in net flows from both individual and institutional market channel sales, (iii) an increase in variable annuity reserves primarily due to lower equity market returns, (iv) higher funding costs on new business, and (v) unfavorable unlocking related to the assumption review described above under “—Consolidated Results of Operations (GAAP Basis)—Insurance (Unaudited)—Assumption Review.”

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) a decrease in the net benefit (that is, a reduction to expense) from the amortization of the net negative insurance intangibles recognized as part of purchase accounting of the GA Acquisition, as the underlying business runs off, and (ii) growth in our individual market channel. Offsetting these increases in expense was (i) a decrease of amortization due to realized investment losses in the current period, and (ii) favorable unlocking related to the assumption review described above under “—Consolidated Results of Operations (GAAP Basis)—Insurance (Unaudited)—Assumption Review.”
Interest expense
Interest expense increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) a net increase in debt outstanding, including a draw on Global Atlantic's revolving credit facility in the quarter ended March 31, 2022, (ii) an increase in interest expense on floating rate debt (Global Atlantic's revolving facility and fixed-to-floating swaps on Global Atlantic's fixed rate debt) due to higher market rates, and (iii) the impact of one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021.
Insurance expenses
Insurance expenses increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased commission expense related to increased sales in our individual market and increased reinsurance transactions, and (iii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other expenses increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits related expenses, (iii) increased professional service fees, and (iv) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business.
Other Consolidated Results of Operations (GAAP Basis)
Income Tax Expense (Benefit)
For the year ended December 31, 2022, income tax was a benefit of $35.7 million compared to an income tax expense of $1,353.3 million in the prior period. The tax benefit in the current period was generated primarily from deferred tax benefits recorded in connection with pre-tax unrealized losses driven by net capital allocation-based losses and investment losses offset by income tax expense relating to Global Atlantic’s insurance operations. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" to the financial statements included elsewhere in this report. The amount of U.S. federal and state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See “—Business Environment— Economic and Market Conditions” in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) attributable to noncontrolling interests for the year ended December 31, 2022 relates primarily to net income (loss) attributable to (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds, and (iii) interests that co-investors and rollover investors hold in Global Atlantic. The net loss attributable to noncontrolling interests for the year ended December 31, 2022 was primarily due to (i) net losses from investment activities at our consolidated investment funds and (ii) a net loss attributable to exchangeable securities in the current period.
Net Income (Loss) Attributable to KKR & Co. Inc.
The net loss attributable to KKR & Co. Inc. for the year ended December 31, 2022 was primarily due to (i) net capital allocation-based losses and (ii) net losses from investment activities, partially offset by (i) a higher level of management fees and (ii) a reversal of previously recognized accrued carried interest compensation, as described above.

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

	Years Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,850,154	$2,006,791	$843,363
Capital Allocation-Based Income (Loss)	6,842,414	2,224,100	4,618,314
	9,692,568	4,230,891	5,461,677
Insurance
Net Premiums	2,226,078	—	2,226,078
Policy Fees	1,147,913	—	1,147,913
Net Investment Income	2,845,623	—	2,845,623
Net Investment-Related Gains (Losses)	203,753	—	203,753
Other Income	120,213	—	120,213
	6,543,580	—	6,543,580
Total Revenues	16,236,148	4,230,891	12,005,257

Expenses
Asset Management
Compensation and Benefits	4,428,743	2,152,490	2,276,253
Occupancy and Related Charges	69,084	72,100	(3,016)
General, Administrative and Other	959,077	708,542	250,535
	5,456,904	2,933,132	2,523,772
Insurance
Net Policy Benefits and Claims	5,055,709	—	5,055,709
Amortization of Policy Acquisition Costs	(65,949)	—	(65,949)
Interest Expense	61,661	—	61,661
Insurance Expenses	358,878	—	358,878
General, Administrative and Other	555,321	—	555,321
	5,965,620	—	5,965,620
Total Expenses	11,422,524	2,933,132	8,489,392

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	7,720,923	3,642,804	4,078,119
Dividend Income	698,800	352,563	346,237
Interest Income	1,485,470	1,403,440	82,030
Interest Expense	(1,070,368)	(969,871)	(100,497)
Total Investment Income (Loss)	8,834,825	4,428,936	4,405,889

Income (Loss) Before Taxes	13,648,449	5,726,695	7,921,754

Income Tax Expense (Benefit)	1,353,270	609,097	744,173

	Years Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Net Income (Loss)	12,295,179	5,117,598	7,177,581
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,060	—	4,060
Net Income (Loss) Attributable to Noncontrolling Interests	7,624,643	3,115,089	4,509,554
Net Income (Loss) Attributable to KKR & Co. Inc.	4,666,476	2,002,509	2,663,967

Series A Preferred Stock Dividends	23,656	23,288	368
Series B Preferred Stock Dividends	12,991	10,076	2,915
Series C Mandatory Convertible Preferred Stock Dividends	69,000	23,191	45,809

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$4,560,829	$1,945,954	$2,614,875

Consolidated Results of Operations (GAAP Basis) - Asset Management
Revenues
For the years ended December 31, 2021 and 2020, revenues consisted of the following:

	Years Ended
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
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."
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
Management fees due from consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. For a more detailed discussion on the factors that affect our management fees during the period, see "—Analysis of Asset Management Segment Operating Results."
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines. Fee credits owed to consolidated investment funds are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our Capital Markets business line are not shared with fund investors. Accordingly, certain transaction fees are reflected in revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
The increase in carried interest and general partner capital interest during the year ended December 31, 2021 compared to the prior period was due primarily to a higher level of net appreciation in the value of our investment portfolio as compared to the year ended December 31, 2020. Capital Allocation-Based Income (Loss) for the year ended December 31, 2021 was positive primarily due to the net appreciation of the underlying investments at our carry-earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI. Capital Allocation-Based Income (Loss) for the year ended December 31, 2020 was positive due to the net appreciation of the underlying investments at our carry-earning investment funds, most notably Americas Fund XII, Asian Fund III and North America Fund XI.
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
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net realized gains related primarily to the sales of our investments held by KKR and certain consolidated funds, the most significant of which were in FanDuel Inc., Mr. Cooper Group Inc., and Darktrace Limited. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from certain investments held in our consolidated credit funds and realized losses on certain hedging instruments.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net unrealized gains related primarily to mark-to-market gains from our investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC, Heartland Dental LLC, and OutSystems Holdings S.A. Partially offsetting these unrealized gains were unrealized losses, the most significant of which are (i) the reversal of previously recognized unrealized gains relating to the realization activity described above and (ii) an unrealized loss on BridgeBio Pharma, Inc.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" and Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Net Gains (Losses) from Investment Activities for the year ended December 31, 2020
The net gains from investment activities for the year ended December 31, 2020 were comprised of net realized gains of $162.9 million and net unrealized gains of $3,479.9 million.

Realized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net realized gains related primarily to (i) the sale of our investment in The Hut Group Limited (LSE: THG), (ii) partial sales of our investment in Fiserv, Inc., and (iii) the sale of our investment in Ivalua SAS (technology sector). Partially offsetting these realized gains were realized losses primarily relating to (i) an $88.3 million impairment charge taken on one of our investments that is accounted for under the equity method of accounting, (ii) a realized loss on the partial sale of our investment in LCI Helicopters Limited (financial services sector) and (iii) the realization of losses on certain investments held through consolidated CLOs and alternative credit funds.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2020, net unrealized gains were driven primarily by (i) mark-to-market gains in our growth equity and core investments held by KKR and certain consolidated entities, the most significant of which were BridgeBio Pharma, Inc., FanDuel Inc., and PetVet Care Centers, LLC. Partially offsetting these unrealized gains were unrealized losses relating to (i) the reversal of previously recognized unrealized gains relating to the realization activity described above, (ii) mark-to-market losses on our investment in Fiserv, Inc., which is held both in our funds and as a coinvestment by KKR, and (iii) mark-to-market losses on certain investments held through consolidated alternative credit and real estate funds.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" and Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the year ended December 31, 2021, the most significant dividends received included (i) $215.5 million from our consolidated real estate funds, (ii) $138.7 million from our investment in Viridor Limited, and (iii) $70.9 million from our investment in Arnott's Biscuits Limited. During the year ended December 31, 2020, the most significant dividends received included $152.4 million from our consolidated real estate funds, $62.5 million from our investment in Fiserv, Inc. part of which is held as a co-investment by KKR, and $48.9 million from our investment in Epicor Software Corporation (technology sector).
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
Interest Expense
The increase in interest expense during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) the impact of issuances of our senior notes, (ii) an increase in the amount of borrowings outstanding from the financing arrangements of consolidated investment funds and other vehicles, and (iii) the impact of closing additional CLOs that were consolidated subsequent to December 31, 2020. Partially offsetting these increases was a lower level of reported interest expense on debt obligations at KREF as a result of the deconsolidation of KREF in the fourth quarter of 2021. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

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
The following table reflects the impact on net income by financial statement line item and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

Year Ended
December 31, 2021
($ in thousands)
Impacts of assumption review, by statement of income line item:
Policy fees	$182
Policy benefits and claims	20,904
Amortization of policy acquisition costs	(2,119)
Income tax impact	(3,983)
Total assumption review impact on net income	$14,984
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(97)
Noncontrolling interests' share of assumption review impact	(5,734)
Total assumption review impact on insurance segment adjusted operating earnings	$9,153
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
Net Premiums
Net premiums were primarily driven by initial premiums related to new reinsurance transactions with life contingencies assumed during the year ended December 31, 2021. These initial premiums were wholly offset by a comparable increase in policy reserves reported within policy benefits and claims (as discussed below).
Policy fees
Policy fees were primarily driven by cost of insurance, administrative, and rider fees during the year ended December 31, 2021.
Net investment income
Net investment income was primarily driven by insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as determined as of the GA Acquisition on February 1, 2021). Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. In addition to the impact of higher asset balances, net investment income was also positively impacted by income from bond call and loan prepayment activity.
Net investment-related gains (losses)
The components of net investment-related gains (losses) were as follows:

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
The increase in the fair value of embedded derivatives on funds withheld at interest payable and receivable were primarily driven by the change in fair value of the underlying investments in the respective funds withheld at interest payable and receivable portfolios.
Net other investment losses
The components of net other investment losses were as follows:

Year Ended
December 31, 2021
($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$527,788
Realized gains (losses) on available-for-sale fixed maturity debt securities	(201,411)
Credit loss allowances	(249,338)
Unrealized gains (losses) on fixed maturity securities classified as trading	(118,714)
Unrealized gains (losses) on investments classified as trading or accounted under a fair-value option	39,758
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	35,418
Realized gains (losses) on funds withheld at interest payable portfolio	(30,015)
Realized gains (losses) on funds withheld at interest receivable portfolio	12,418
Other	(34,896)
Net other investment losses	$(18,992)
Net other investment losses for the year ended December 31, 2021 were primarily due to (i) the recognition of a credit loan loss allowances as a result of the application of the current expected credit loss accounting standard adopted concurrent with the GA Acquisition, (ii) losses on the sale of available-for-sale ("AFS") securities as a result of portfolio rotation strategies, and (iii) net unrealized losses on trading fixed maturity securities underlying a portion of the funds withheld payable at interest portfolio due to an increase in market interest rates. These losses were almost wholly offset by realized gains (losses) on investments not supporting asset-liability matching strategies, including in particular a gain from the disposition of Origis USA, LLC.
Other income
Other income is mainly driven by expense allowances on ceded reinsurance, administration, management fees and distribution fees.
Expenses
Policy benefits and claims
Policy benefits and claims were primarily driven by (i) initial reserves related to new reinsurance transactions with life contingencies during the year ended December 31, 2021, (ii) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "Revenues—Net gains on derivative instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in policy benefits and claims), and (iii) an increase in net flows in the institutional and individual channels, all offset by a decrease in variable annuity reserves primarily due to higher equity market returns and market interest rates.

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
Interest expense
Interest expense for the year ended December 31, 2021 reflects a net increase in debt outstanding due to the issuance of new senior and subordinated notes which was partially offset by the pay-down of other debt, and the favorable impact to interest expense as a result of the lower average coupon due on new debt added at lower interest rates.
Insurance expenses
Insurance expenses were primarily driven by (i) commission expense related to sales, and (ii) reinsurance ceding expense allowances paid for policy administration services during the year ended December 31, 2021.
General, administrative and other
General, administrative and other expenses were driven primarily by (i) employee compensation and benefits related expenses, (ii) TPA policy servicing fees, (iii) technology hardware and software related charges, and (iv) professional fees during the year ended December 31, 2021.
Other Consolidated Results of Operations (GAAP Basis)
Income Tax Expense (Benefit)
For the year ended December 31, 2021, income tax expense was $1,353.3 million compared to $609.1 million in the prior period. The increase in the income tax expense was primarily due to (i) a higher level of fees, capital allocation-based income and investment income as described above earned from asset management operations and (ii) the inclusion of income taxes relating to Global Atlantic's insurance operations. Our effective tax rate under GAAP for the year ended December 31, 2021 was 9.9%. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" in our financial statements. The amount of U.S. federal and state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted. See also “—Business Environment—Economic and Market Conditions” in this report.
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
Net Income (Loss) Attributable to KKR & Co. Inc.
Net Income (loss) attributable to KKR & Co. Inc. for the year ended December 31, 2021 increased compared to the prior period primarily due to (i) a higher level of net gains from investment activities, capital allocation-based income, and fees earned from asset management operations during the year ended December 31, 2021 as described above and (ii) the acquisition of Global Atlantic, which was completed in February 2021. These increases were partially offset by accrued carried interest compensation and income tax expense, each as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of December 31, 2022 and December 31, 2021.

(Amounts in thousands, except per share amounts)
	As of	As of
	December 31, 2022	December 31, 2021

Assets
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668
Investments	92,375,463	88,775,514
Other Assets	7,114,360	4,244,894
	106,195,148	99,720,076
Insurance
Cash and Cash Equivalents	6,118,231	3,391,934
Investments	124,199,176	123,763,675
Other Assets	40,564,636	37,409,755
	170,882,043	164,565,364
Total Assets	$277,077,191	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$40,598,613	$36,669,755
Other Liabilities	6,937,832	8,359,619
	47,536,445	45,029,374
Insurance
Debt Obligations	2,128,166	1,908,006
Other Liabilities	173,753,695	159,208,840
	175,881,861	161,116,846
Total Liabilities	$223,418,306	$206,146,220

Redeemable Noncontrolling Interests	152,065	82,491

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Stockholders' Equity - Common Stock	16,613,028	16,466,372
Noncontrolling Interests	35,778,000	40,474,565
Total Equity	53,506,820	58,056,729
Total Liabilities and Equity	$277,077,191	$264,285,440

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$19.29	$27.64
KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $19.29 as of December 31, 2022, down from $27.64 as of December 31, 2021. The decrease was primarily due to the (i) unrealized losses on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income, (ii) dividends to common stockholders, and (iii) a net loss attributable to KKR & Co. Inc. common stockholders during the year ended December 31, 2022.

Consolidated Statements of Cash Flows (GAAP Basis)
The following is a discussion of our consolidated cash flows for the years ended December 31, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $(5.3) billion and $(7.2) billion during the years ended December 31, 2022 and 2021, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(10.4) billion and $(10.6) billion during the years ended December 31, 2022 and 2021, respectively, (ii) net realized gains (losses) on asset management investments of $1.3 billion and $2.4 billion during the years ended December 31, 2022 and 2021, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $(3.0) billion and $5.3 billion during the years ended December 31, 2022 and 2021, respectively, (iv) capital allocation-based income (loss) of $(2.5) billion and $6.8 billion during the years ended December 31, 2022 and 2021, respectively, and (v) net realized gains (losses) on insurance operations of $(1.0) billion and $(0.9) billion during the years ended December 31, 2022 and 2021, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(13.6) billion and $(9.6) billion during the years ended December 31, 2022 and 2021, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(11.8) billion and $(9.1) billion during the years ended December 31, 2022 and 2021, respectively, (ii) acquisitions, net of cash acquired, of $(1.7) billion and $(473.8) million during the years ended December 31, 2022 and 2021, respectively, and (iii) the purchase of fixed assets of $(85.1) million and $(102.0) million during the years ended December 31, 2022 and 2021, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $22.1 billion and $20.4 billion during the years ended December 31, 2022 and 2021, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $6.6 billion and $6.4 billion during the years ended December 31, 2022 and 2021, respectively, (ii) proceeds received, net of repayment of debt obligations, of $6.5 billion and $8.9 billion during the years ended December 31, 2022 and 2021, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds of $9.3 billion and $5.9 billion during years ended December 31, 2022 and 2021, respectively, (iv) common stock dividends of $(444.3) million and $(331.4) million during the years ended December 31, 2022 and 2021, respectively, (v) net delivery of common stock of $(65.7) million and $(166.8) million during the years ended December 31, 2022 and 2021, respectively, (vi) repurchases of common stock of $(346.7) million and $(269.7) million during the years ended December 31, 2022 and 2021, respectively, (vii) Series A and B Preferred Stock dividends of $(19.2) million during the year ended December 31, 2021, (viii) Series C Mandatory Convertible Preferred Stock dividends of $(69.0) million during each of the years ended December 31, 2022 and 2021, and (ix) private placement share issuance of $38.5 million during year ended December 31, 2021.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the years ended December 31, 2022, 2021, and 2020. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
For the year ended December 31, 2021, the results of our insurance segment are from February 1, 2021 (closing date of the GA Acquisition) through December 31, 2021.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics as of and for the years ended December 31, 2022 and 2021.

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Management Fees	$2,656,487	$2,071,440	$585,047
Transaction and Monitoring Fees, Net	775,933	1,004,241	(228,308)
Fee Related Performance Revenues	90,665	45,852	44,813
Fee Related Compensation	(769,735)	(702,387)	(67,348)
Other Operating Expenses	(585,999)	(449,155)	(136,844)
Fee Related Earnings	2,167,351	1,969,991	197,360
Realized Performance Income	2,176,658	2,141,596	35,062
Realized Performance Income Compensation	(1,333,526)	(1,239,177)	(94,349)
Realized Investment Income	1,134,419	1,613,244	(478,825)
Realized Investment Income Compensation	(159,003)	(241,994)	82,991
Asset Management Segment Operating Earnings	$3,985,899	$4,243,660	$(257,761)
Management Fees
The following table presents management fees by business line:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Management Fees
Private Equity	$1,188,463	$967,038	$221,425
Real Assets	679,890	437,102	242,788
Credit and Liquid Strategies	788,134	667,300	120,834
Total Management Fees	$2,656,487	$2,071,440	$585,047
The increase in Private Equity business line management fees was primarily attributable to a higher level of management fees earned from North America Fund XIII and European Fund VI. The increase was partially offset by a decrease in management fees earned from European Fund V and Americas Fund XII as a result of entering their post-investment periods and, consequently, we now earn fees based on capital invested rather than capital committed and at a lower fee rate. During the fourth quarter of 2022, approximately $11 million of management fees were earned on new capital raised that is retroactive to the start of the fund's investment period.

The increase in Real Assets business line management fees was primarily due to (i) a higher level of management fees earned from Global Infrastructure Investors IV, (ii) an increase in management fees earned from Global Atlantic and (iii) management fees earned on assets managed by KJRM, which we acquired in 2022. These increases were partially offset by a decrease in management fees earned from (i) Real Estate Partners Americas II as a result of a decline in capital invested from investment realizations (of which this investment fund's fee base is invested capital) and (ii) Global Infrastructure Investors III as a result of entering its post-investment period and, consequently, we now earn fees based on capital invested rather than capital committed.
The increase in Credit and Liquid Strategies business line management fees was primarily attributable to (i) an increase in management fees earned from Global Atlantic and (ii) a higher level of management fees earned from FS KKR Capital Corp. ("FSK"), our business development company.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$120,410	$122,478	$(2,068)
Real Assets	33,202	20,687	12,515
Credit and Liquid Strategies	22,018	14,181	7,837
Capital Markets	600,303	846,895	(246,592)
Total Transaction and Monitoring Fees, Net	$775,933	$1,004,241	$(228,308)
Our Capital Markets business line earns transaction fees, which are not shared with fund investors. The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the year ended December 31, 2022, compared to the year ended December 31, 2021. Overall, we completed 240 capital markets transactions for the year ended December 31, 2022, of which 29 represented equity offerings and 211 represented debt offerings, as compared to 358 transactions for the year ended December 31, 2021, of which 60 represented equity offerings and 298 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the year ended December 31, 2022, approximately 14% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 23% for the year ended December 31, 2021. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2022, approximately 46% of our transaction fees were generated outside of North America as compared to approximately 38% for the year ended December 31, 2021. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
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
The decrease in our Private Equity business line transaction and monitoring fees, net, was primarily attributable to a lower average transaction fee earned in 2022. During the year ended December 31, 2022, there were 77 transaction fee-generating investments that paid an average fee of $5.3 million compared to 76 transaction fee-generating investments that paid an average fee of $5.5 million during the year ended December 31, 2021. For the year ended December 31, 2022, approximately 46% of Private Equity transaction fees were paid by companies in North America, 31% were paid from companies in the Asia-Pacific region, and 23% were paid from companies in Europe. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, the amount of the fees as set forth in the transaction agreements, the complexity of the transaction, and KKR's role in the transaction.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	51,183	9,068	42,115
Credit and Liquid Strategies	39,482	36,784	2,698
Total Fee Related Performance Revenues	$90,665	$45,852	$44,813
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from FSK (our business development company), KKR Property Partners Americas ("KPPA") (our open-ended core plus real estate fund), KREST (our registered closed-end real estate equity fund), KREF (our real estate credit investment trust), and KJRM (our Japanese real estate investment trust asset manager). Fee related performance revenues were higher for the year ended December 31, 2022 compared to the prior period primarily due to performance revenues earned from KPPA and KJRM in the current period.
Fee Related Compensation
The increase in fee related compensation for the year ended December 31, 2022 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.
Other Operating Expenses
The increase in other operating expenses for the year ended December 31, 2022 compared to the prior period was primarily due to (i) a higher level of professional fees, information technology and other administrative costs in connection with the growth of the firm and (ii) an increase in travel related expenses as a result of a return of travel activity to pre-COVID-19 pandemic levels.
Fee Related Earnings
The increase in fee related earnings for the year ended December 31, 2022 compared to the prior period is primarily due to a higher level of management fees from our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and a higher level of fee related performance revenues, partially offset by a lower level of transaction and monitoring fees, net, and a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Realized Performance Income
Private Equity	$1,903,580	$1,678,753	$224,827
Real Assets	113,465	97,312	16,153
Credit and Liquid Strategies	159,613	365,531	(205,918)
Total Realized Performance Income	$2,176,658	$2,141,596	$35,062

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Private Equity
North America Fund XI	$932,428	$433,708	$498,720
Core Investment Vehicles	262,219	80,937	181,282
2006 Fund	231,689	219,737	11,952
Americas Fund XII	197,023	207,559	(10,536)
Asian Fund III	104,601	387,863	(283,262)
European Fund IV	86,233	186,476	(100,243)
Co-Investment Vehicles and Other	55,868	90,305	(34,437)
Next Generation Technology Growth Fund	—	32,544	(32,544)
European Fund III	—	353	(353)
Total Realized Carried Interest (1)	1,870,061	1,639,482	230,579

Incentive Fees	33,519	39,271	(5,752)
Total Realized Performance Income	$1,903,580	$1,678,753	$224,827

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$95,772	$—	$95,772
Global Infrastructure Investors II	17,693	72,862	(55,169)
Real Estate Partners Europe	—	18,200	(18,200)
Co-Investment Vehicles and Other	—	3,283	(3,283)
Global Infrastructure Investors	—	2,967	(2,967)
Total Realized Carried Interest (1)	113,465	97,312	16,153

Incentive Fees	—	—	—
Total Realized Performance Income	$113,465	$97,312	$16,153

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit and Other Funds	$10,334	$15,336	$(5,002)
Total Realized Carried Interest (1)	10,334	15,336	(5,002)

Incentive Fees	149,279	350,195	(200,916)
Total Realized Performance Income	$159,613	$365,531	$(205,918)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry-earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the year ended December 31, 2022 consisted primarily of realized proceeds from the sales of our investments in Internet Brands, Inc. (technology sector) and CHI Overhead Doors, Inc. (manufacturing sector) held by North America Fund XI, Fiserv, Inc. held by 2006 Fund, and performance income from our core investment vehicles.

Realized carried interest in our Private Equity business line for the year ended December 31, 2021 consisted primarily of realized proceeds from the sales of our investments in Kokusai Electric Corporation (manufacturing sector), The Bountiful Company (consumer products sector), Ingersoll Rand Inc. (NYSE: IR), Academy Sports & Outdoors Inc. (NASDAQ: ASO), and Endeavor Group Holdings, Inc. (NASDAQ: EDR).
Realized carried interest in our Real Assets business line for the year ended December 31, 2022 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized carried interest in our Real Assets business line for the year ended December 31, 2021 consisted primarily of realized proceeds from (i) the sale of our infrastructure investments, Calisen PLC (LSE: CLSN LN) and Telxius Telecom S.A.U. (Infrastructure: telecommunications infrastructure sector) and (ii) dividends received from and sales of various investments held by Real Estate Partners Europe.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager.
Incentive fees in our Private Equity business line decreased for the year ended December 31, 2022 compared to the prior period as a result of a lower level of incentive fees being earned from assets we manage under a sub-advisory agreement with a UK investment fund manager in 2022. Incentive fees in our Credit and Liquid Strategies business line decreased for the year ended December 31, 2022 compared to the prior period primarily as a result of a lower level of performance fees earned from our hedge fund partnership, Marshall Wace.
Realized Performance Income Compensation
The increase in realized performance income compensation for the year ended December 31, 2022 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$530,284	$1,199,414	$(669,130)
Interest Income and Dividends	604,135	413,830	190,305
Total Realized Investment Income	$1,134,419	$1,613,244	$(478,825)
The decrease in realized investment income is primarily due to a lower level of net realized gains, partially offset by a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the year ended December 31, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., Internet Brands, Inc., Viridor Limited, and CHI Overhead Doors, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our alternative credit investment, Hilding Anders International AB (consumer products sector), (ii) a realized loss on Magneti Marelli CK Holdings, and (iii) realized losses from the sales of various revolving credit facilities.
For the year ended December 31, 2021, net realized gains were comprised of realized gains primarily from the sale of our investments in FanDuel Inc., Mr. Cooper Group Inc., Fiserv, Inc., The Bountiful Company, and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on certain hedging instruments.

For the year ended December 31, 2022, interest income and dividends were comprised of (i) $362.6 million of dividend income primarily from levered multi-asset investment vehicles, our investments in Exact Holdings B.V., Internet Brands, Inc. and Pembina Gas Infrastructure Inc. (midstream sector), and our real estate investments, including our investment in KPPA and KREF, and (ii) $241.5 million of interest income primarily from our investments in CLOs.
For the year ended December 31, 2021, interest income and dividends were comprised of (i) $261.3 million of dividend income primarily from our real estate investments, including our investment in KREF, as well as our investments in Viridor Limited, Kokusai Electric Corporation, and Arnott's Biscuits Limited and (ii) $152.5 million of interest income primarily from our investments in CLOs and, to a lesser extent, our other credit investments. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
We expect realized performance income and realized investment income to be greater than $250 million in the first quarter of 2023 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to December 31, 2022 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including, but not limited, to regulatory approvals; there can be no assurance if or when any of these transactions will be completed.
For the year ended December 31, 2022, total fees attributable to KKR Capstone were $86.7 million and total expenses attributable to KKR Capstone were $81.7 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The decrease in realized investment income compensation for the year ended December 31, 2022 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021	Change
	($ in millions)
Assets Under Management	$503,897	$470,555	$33,342
Fee Paying Assets Under Management	$411,923	$357,389	$54,534
Uncalled Commitments	$107,679	$111,822	$(4,143)
The following table presents one of our key capital metrics for the year ended December 31, 2022 and 2021:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in millions)
Capital Invested	$71,411	$73,318	$(1,907)

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2021 to December 31, 2022:

($ in millions)
December 31, 2021	$173,745
New Capital Raised	18,087
Distributions and Other	(16,171)
Change in Value	(10,514)
December 31, 2022	$165,147
AUM of our Private Equity business line was $165.1 billion at December 31, 2022, a decrease of $8.6 billion, compared to $173.7 billion at December 31, 2021.
The decrease was primarily attributable to (i) distributions to fund investors primarily as a result of realized proceeds, most notably from North America Fund XI, 2006 Fund, and Americas Fund XII, (ii) the liquidation of KKR Acquisition Holdings I, our special purpose acquisition company, and (iii) a decrease in investment value from Americas Fund XII, Asian Fund III, and Asian Fund II. Partially offsetting these decreases was new capital raised from European Fund VI, a new strategic investor partnership investing across multi-strategies, and Next Generation Technology Growth Fund III.
For the year ended December 31, 2022, the value of our traditional private equity investment portfolio decreased by 14%. This was comprised of a 57% decrease in share prices of various publicly held investments and a 1% decrease in value of our privately held investments. For the year ended December 31, 2022, the value of our growth equity investment portfolio decreased 11% and our core private equity investment portfolio increased 7%.
The most significant decreases in share prices of our publicly held investments were decreases in AppLovin Corporation (NASDAQ: APP), Max Healthcare Institute Limited (NSE: MAXHEALTH), and GoTo Gojek Tokopedia PT Tbk (IDX: GOTO). These decreases were partially offset by increases in share prices of other publicly held investments, the most significant of which were Hensoldt AG (FRA: HAG) and KnowBe4, Inc. (NASDAQ: KNBE). The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant decreases in the value of our privately held investments were decreases in Kokusai Electric Corporation, OneStream Software, LLC (technology sector), and Unzer GmbH (financial services sector). These decreases in value on our privately held investments were partially offset by increases in the value of certain other privately held investments, the most significant of which were CHI Overhead Doors, Inc., ERM Worldwide Group Limited, and Internet Brands, Inc. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the economic outlook and overall market environment. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) with respect to CHI Overhead Doors, Inc., an increase in valuation reflecting an agreement to exit the investment, which was executed in the period, and (iii) with respect to Internet Brands, Inc. an increase in valuation driven by a partial sale transaction, which was executed in the period. See "—Business Environment" for more information about the factors, that may impact our business, financial performance, operating results and valuations

Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2021 to December 31, 2022:

($ in millions)
December 31, 2021	$83,303
New Capital Raised	29,244
Acquisitions and Other(1)	13,779
Distributions and Other	(6,369)
Change in Value	(1,365)
December 31, 2022	$118,592
(1)Reflects the AUM of KJRM at closing of $12,730 million and represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.
AUM of our Real Assets business line was $118.6 billion at December 31, 2022, an increase of $35.3 billion, compared to $83.3 billion at December 31, 2021.
The increase was primarily attributable to (i) assets managed by KJRM, which we acquired in 2022, and (ii) new capital raised from Global Atlantic, Asia Pacific Infrastructure Investors II and our open-ended core infrastructure fund, Diversified Core Infrastructure Fund. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Real Estate Partners Americas II. The decrease in investment value was due to the impact of the (i) decline in the value of the Japanese yen associated with assets managed by KJRM and the decline in value of our real estate credit portfolio partially offset by the increase in value across our energy, infrastructure and opportunistic real estate equity investment portfolios.
For the year ended December 31, 2022, the value of our energy investment portfolio increased by 18%, the value of our infrastructure investment portfolio increased 5%, and the value of our opportunistic real estate equity investment portfolio increased by 3%.
The most significant increases in the value of our privately held investments related to various assets held in our energy portfolio, Sempra Global, L.P. (Infrastructure: energy and energy transition sector), and Viridor Limited. These increases in value were partially offset by decreases in value relating primarily to Colonial Enterprises, Inc. (midstream sector) and various assets held in our opportunistic real estate equity investment portfolio. The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by economic outlook and market environment. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant decrease in share prices of our publicly held investments was a decrease in First Gen Corporation (PM: FGEN). The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2021 to December 31, 2022:

($ in millions)
December 31, 2021	$213,507
New Capital Raised	33,883
Acquisitions and Other(1)	7,997
Distributions and Other	(15,854)
Redemptions	(6,030)
Change in Value	(13,345)
December 31, 2022	$220,158
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.
AUM of our Credit and Liquid Strategies business line totaled $220.2 billion at December 31, 2022, an increase of $6.7 billion compared to AUM of $213.5 billion at December 31, 2021.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various alternative and leveraged credit investment vehicles and (ii) the change in fee base for Global Atlantic's management fees from fair market value to book value. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnership, Marshall Wace, (iii) distributions to fund investors at certain alternative credit funds and (iv) a decline in investment value on the assets managed across our leveraged credit portfolio.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2021 to December 31, 2022:

($ in millions)
December 31, 2021	$87,890
New Capital Raised	20,735
Distributions and Other	(3,887)
Net Changes in Fee Base of Certain Funds	(1,573)
Change in Value	(904)
December 31, 2022	$102,261
FPAUM of our Private Equity business line was $102.3 billion at December 31, 2022, an increase of $14.4 billion, compared to $87.9 billion at December 31, 2021.
The increase was primarily attributable to new capital raised from European Fund VI, Next Generation Technology Growth Fund III, and Global Impact Fund II. Partially offsetting this increase were decreases from (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from North America Fund XI and Asian Fund III, and (ii) a change in fee base for European Fund V as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital.

Uncalled capital commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $18.6 billion at December 31, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2021 to December 31, 2022:

($ in millions)
December 31, 2021	$66,965
New Capital Raised	32,315
Acquisitions and Other(1)	13,779
Distributions and Other	(4,685)
Net Changes in Fee Base of Certain Funds	(1,125)
Change in Value	(3,717)
December 31, 2022	$103,532
(1)Reflects the FPAUM of KJRM at closing of $12,730 million and represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.
FPAUM of our Real Assets business line was $103.5 billion at December 31, 2022, an increase of $36.5 billion, compared to $67.0 billion at December 31, 2021.
The increase was primarily attributable to (i) assets managed by KJRM, which we acquired in 2022, and (ii) new capital raised from Global Atlantic, Asia Pacific Infrastructure Investors II, and Diversified Core Infrastructure Fund. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) a change in fee base for Asia Pacific Infrastructure Investors as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III.
Uncalled capital commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $10.3 billion at December 31, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2021 to December 31, 2022:

($ in millions)
December 31, 2021	$202,534
New Capital Raised	29,430
Acquisitions and Other(1)	7,997
Distributions and Other	(15,097)
Redemptions	(6,030)
Change in Value	(12,704)
December 31, 2022	$206,130
(1)Represents an adjustment reflecting a change in the fee base of Global Atlantic's management fees from market value to book value.
FPAUM of our Credit and Liquid Strategies business line was $206.1 billion at December 31, 2022, an increase of $3.6 billion compared to $202.5 billion at December 31, 2021.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various alternative and leveraged credit investment vehicles and (ii) the change in fee base for Global Atlantic's management fees from fair market value to book value. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnership, Marshall Wace, (iii) distributions to fund investors at certain alternative credit funds and (iv) a decline in investment value on the assets managed across our leveraged credit portfolio.
Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $10.3 billion at December 31, 2022. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.7%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of December 31, 2022, our Private Equity business line had $65.9 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $66.3 billion as of December 31, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of December 31, 2022, our Real Assets business line had $27.5 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $35.2 billion as of December 31, 2021. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of December 31, 2022, our Credit and Liquid Strategies business line had $14.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $10.3 billion as of December 31, 2021. The increase was primarily attributable to new commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Capital Invested
Private Equity
For the year ended December 31, 2022, $18.8 billion of capital was invested by our Private Equity business line, as compared to $17.6 billion for the year ended December 31, 2021. The increase was driven primarily by a $2.4 billion increase in capital invested in our traditional private equity strategy, partially offset by a $1.5 billion decrease in capital invested in our core private equity strategy. During the year ended December 31, 2022, 56% of capital deployed in private equity was in transactions in North America, 26% was in the Asia-Pacific region, and 18% was in Europe. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the year ended December 31, 2022, $27.8 billion of capital was invested by our Real Assets business line, as compared to $21.4 billion for the year ended December 31, 2021. The increase was driven primarily by a $4.1 billion increase in capital invested in our infrastructure strategy and a $1.6 billion increase in capital invested in our real estate strategy. During the year ended December 31, 2022, 69% of capital deployed in real assets was in transactions in North America, 23% was in Europe, and 8% was in the Asia-Pacific region. The number of large Real Asset investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the year ended December 31, 2022, $24.7 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $34.4 billion for the year ended December 31, 2021. The decrease was primarily due to a lower level of capital deployed across our direct lending and SIG strategies. During the year ended December 31, 2022, 87% of capital deployed was in transactions in North America, 9% was in Europe, and 4% was in the Asia-Pacific region.
Analysis of Insurance Segment Operating Results
As discussed above, our insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. For the year ended December 31, 2021, the results of our insurance segment is from the acquisition date, February 1, 2021, through December 31, 2021.
The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Net Investment Income	$4,112,244	$3,329,570	$782,674
Net Cost of Insurance	(2,415,996)	(1,566,681)	(849,315)
General, Administrative and Other	(637,718)	(500,410)	(137,308)
Pre-tax Insurance Operating Earnings	1,058,530	1,262,479	(203,949)
Income Taxes	(171,744)	(199,095)	27,351
Net Income Attributable to Noncontrolling Interests	(341,582)	(410,833)	69,251
Insurance Segment Operating Earnings	$545,204	$652,551	$(107,347)
Insurance segment operating earnings
Insurance segment operating earnings decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) higher net cost of insurance, primarily due to the growth in both our individual market and institutional market channels and higher funding cost on new business, and (ii) a corresponding increase in general and administrative expenses. The decrease was offset in part by (i) higher net investment income resulting from an increase in average assets under management due to growth of the business, and higher average yields, (ii) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, and (iii) a decrease in income tax expense.

Net investment income
Net investment income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, (iii) rotation into higher yielding assets, and (iv) increased average assets under management due to growth in assets in our institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to the non-recurrence of net realized gains from the sale of investments not related to asset/liability matching strategies, including in particular the disposition of Origis USA, LLC, reported in the prior financial reporting period.
Net cost of insurance
Net cost of insurance increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (iii) higher funding costs on new business originated, and (iv) the impact of assumption review (as described in “—Consolidated Results of Operations (GAAP Basis)—Insurance (Unaudited)—Assumption Review” above).
General, administrative and other expenses
General and administrative expenses increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits-related expenses, (iii) increased professional service fees, and (iv) increased TPA policy servicing fees, all due to growth of the business.
Income taxes
Insurance segment income tax expense reflects the effective tax rate for the insurance segment on an operating basis, including the benefit of investment tax credits for the prior year period.
Net Income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 in proportion to the decrease in insurance segment operating earnings for the comparable period. Net income attributable to noncontrolling interests represents the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$3,985,899	$4,243,660	$(257,761)
Insurance Segment Operating Earnings	545,204	652,551	(107,347)
Distributable Operating Earnings	4,531,103	4,896,211	(365,108)

Interest Expense	(315,189)	(250,183)	(65,006)
Preferred Dividends	—	(19,201)	19,201
Net Income Attributable to Noncontrolling Interests	(23,200)	(23,664)	464
Income Taxes Paid	(738,841)	(687,572)	(51,269)
After-tax Distributable Earnings	$3,453,873	$3,915,591	$(461,718)

For the year ended December 31, 2021, the results of our insurance segment above are from February 1, 2021 (closing date of the GA Acquisition) through December 31, 2021.
Distributable Operating Earnings
The decrease in distributable operating earnings for the year ended December 31, 2022 compared to the prior period is primarily due to a lower level of asset management segment operating earnings and insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
Interest Expense
The increase in interest expense for the year ended December 31, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries.
Preferred Dividends
The decrease in preferred dividends for the year ended December 31, 2022 compared to the prior period was attributable to the redemption of all of our Series A and B preferred stock.
Income Taxes Paid
The increase in income taxes paid for the year ended December 31, 2022 compared to the prior period was primarily due to a lower tax benefit from equity-based compensation and an increase in U.S. state and local taxes.
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the year ended December 31, 2022 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense and income taxes paid, partially offset by a decrease in preferred dividends, as discussed above.
For the years ended December 31, 2022 and 2021, the amount of the tax benefit from equity-based compensation included in income taxes paid was $65.4 million and $123.1 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% and 3%, respectively, for the years ended December 31, 2022 and 2021.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Management Fees	$2,071,440	$1,441,578	$629,862
Transaction and Monitoring Fees, Net	1,004,241	632,433	371,808
Fee Related Performance Revenues	45,852	39,555	6,297
Fee Related Compensation	(702,387)	(486,481)	(215,906)
Other Operating Expenses	(449,155)	(346,558)	(102,597)
Fee Related Earnings	1,969,991	1,280,527	689,464
Realized Performance Income	2,141,596	1,165,699	975,897
Realized Performance Income Compensation	(1,239,177)	(697,071)	(542,106)
Realized Investment Income	1,613,244	644,659	968,585
Realized Investment Income Compensation	(241,994)	(106,830)	(135,164)
Asset Management Segment Operating Earnings	$4,243,660	$2,286,984	$1,956,676
Management Fees
The following table presents management fees by business line:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Management Fees
Private Equity	$967,038	$714,070	$252,968
Real Assets	437,102	262,537	174,565
Credit and Liquid Strategies	667,300	464,971	202,329
Total Management Fees	$2,071,440	$1,441,578	$629,862
The increase in Private Equity business line management fees was primarily attributable to management fees earned from North America Fund XIII, Asian Fund IV, and Health Care Strategic Growth Fund II. The increase was partially offset by a decrease in management fees earned from Americas Fund XII and Asian Fund III as a result of entering their post-investment periods and, consequently, we now earn fees based on capital invested rather than capital committed and at a lower fee rate.
The increase in Real Assets business line management fees was primarily due to (i) management fees earned from Global Infrastructure Investors IV and Real Estate Partners Americas III, and (ii) an increase in management fees earned from Global Atlantic. These increases were partially offset by a decrease in management fees earned from Global Infrastructure Investors III as a result of entering its post-investment period and, consequently, we now earn fees based on capital invested rather than capital committed.
The increase in Credit and Liquid Strategies business line management fees was primarily attributable to (i) management fees earned from Global Atlantic during the period February 1, 2021 through December 31, 2021, (ii) the issuance of new CLOs subsequent to December 31, 2020, (iii) higher overall FPAUM at our hedge fund partnerships from investment appreciation and, to a lesser extent, net capital inflows, and (iv) net capital inflows in certain leveraged credit strategy accounts.

Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$122,478	$135,235	$(12,757)
Real Assets	20,687	13,172	7,515
Credit and Liquid Strategies	14,181	3,543	10,638
Capital Markets	846,895	480,483	366,412
Total Transaction and Monitoring Fees, Net	$1,004,241	$632,433	$371,808
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
Our capital markets fees are generated in connection with our Private Equity, Real Assets, and Credit and Liquid Strategies business lines as well as from third-party companies. For the year ended December 31, 2021, approximately 23% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 18% for the year ended December 31, 2020. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2021, approximately 38% of our transaction fees were generated outside of North America as compared to approximately 58% for the year ended December 31, 2020. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
Our Private Equity, Real Assets, and Credit and Liquid Strategies business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors. Additionally, transaction fees are generally not earned with respect to energy and real estate investments.
The decrease in Private Equity business line transaction and monitoring fees, net was primarily attributable to the write-off of outstanding monitoring fee receivables for two portfolio companies, partially offset by an increase in net transaction fees. During the year ended December 31, 2021, there were 76 transaction fee-generating investments that paid an average fee of $5.5 million compared to 54 transaction fee-generating investments that paid an average fee of $6.5 million during the year ended December 31, 2020. For the year ended December 31, 2021, approximately 52% of these transaction fees were paid by companies in North America, 25% were paid from companies in Europe, and 23% of these transaction fees were paid from companies in the Asia-Pacific region. Transaction fees vary by investment based upon a number of factors, the most significant of which are transaction size, amount of the fees as set forth in the governing agreements, the complexity of the transaction, and KKR's role in the transaction.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	9,068	4,797	4,271
Credit and Liquid Strategies	36,784	34,758	2,026
Total Fee Related Performance Revenues	$45,852	$39,555	$6,297
Fee related performance revenues represent performance fees that are (i) to be received from our investment funds, vehicles, and accounts on a recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. Fee related performance revenues were higher for the year ended December 31, 2021 compared to the prior period primarily due to a higher level of performance revenues earned from KREF and FSK.
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
Fee Related Earnings
The increase in fee related earnings for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of management fees in our Private Equity, Real Assets and Credit and Liquid Strategies business lines and transaction fees from our Capital Markets business line, partially offset by a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Realized Performance Income
Private Equity	$1,678,753	$807,275	$871,478
Real Assets	97,312	208,590	(111,278)
Credit and Liquid Strategies	365,531	149,834	215,697
Total Realized Performance Income	$2,141,596	$1,165,699	$975,897

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Private Equity
North America Fund XI	$433,708	$203,606	$230,102
Asian Fund III	387,863	46,347	341,516
2006 Fund	219,737	181,899	37,838
Americas Fund XII	207,559	—	207,559
European Fund IV	186,476	139,948	46,528
Co-Investment Vehicles and Other	90,305	93,648	(3,343)
Core Investment Vehicles	80,937	57,484	23,453
Next Generation Technology Growth Fund	32,544	13,964	18,580
European Fund III	353	—	353
Asian Fund II	—	60,647	(60,647)
Asian Fund	—	431	(431)
Total Realized Carried Interest (1)	1,639,482	797,974	841,508

Incentive Fees	39,271	9,301	29,970
Total Realized Performance Income	$1,678,753	$807,275	$871,478

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$72,862	$148,882	$(76,020)
Real Estate Partners Europe	18,200	—	18,200
Co-Investment Vehicles and Other	3,283	2	3,281
Global Infrastructure Investors	2,967	54,729	(51,762)
Real Estate Partners Americas	—	4,977	(4,977)
Total Realized Carried Interest (1)	97,312	208,590	(111,278)

Incentive Fees	—	—	—
Total Realized Performance Income	$97,312	$208,590	$(111,278)

	Year Ended
	December 31, 2021	December 31, 2020	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit and Other Funds	$15,336	$25,740	$(10,404)
Mezzanine Partners	—	9,900	(9,900)
Total Realized Carried Interest (1)	15,336	35,640	(20,304)

Incentive Fees	350,195	114,194	236,001
Total Realized Performance Income	$365,531	$149,834	$215,697
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.

Realized carried interest in our Private Equity business line for the year ended December 31, 2021 consisted primarily of realized proceeds from the sales of our investments in The Bountiful Company, Ingersoll Rand Inc., Academy Sports & Outdoors Inc., Kokusai Electric Corporation, and Endeavor Group Holdings, Inc.
Realized carried interest in our Private Equity business line for the year ended December 31, 2020 consisted primarily of realized proceeds from the sales of our investments in Privilege Underwriters, Inc. (financial services sector), Fiserv, Inc., LGC Science Group Limited (health care sector), and Epicor Software Corporation.
Realized carried interest in our Real Assets business line for the year ended December 31, 2021 consisted primarily of realized proceeds from (i) the sale of our infrastructure investments, Calisen PLC and Telxius Telecom S.A.U. and (ii) dividends received from and sales of various investments in our European real estate strategy.
Realized carried interest in our Real Assets business line for the year ended December 31, 2020 consisted primarily of realized proceeds from the sales of our investments in Deutsche Glasfaser (Infrastructure: telecommunications infrastructure sector), ELL Group (Infrastructure: asset leasing sector), and X-Elio Energy, S.L. (power and utilities sector).
Realized carried interest in our Credit and Liquid Strategies Markets business line decreased for the year ended December 31, 2021 compared to the prior period as a result of a lower level of realization activity at certain alternative credit investment funds, from which we are eligible to take cash carry.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a third party asset management firm.
Incentive fees in our Private Equity business line increased for the year ended December 31, 2021 compared to the prior period primarily attributable to a higher level of investment appreciation at funds managed by a UK investment manager.
Incentive fees in our Credit and Liquid Strategies business line increased for the year ended December 31, 2021 compared to the prior period primarily due to a higher level of incentive fees earned from our hedge fund partnership, Marshall Wace.
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
The increase in realized investment income was primarily due to a higher level of net realized gains and, to a lesser extent, a higher level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the year ended December 31, 2021, net realized gains were comprised of realized gains primarily from the sale of our investments in FanDuel Inc., Mr. Cooper Group Inc., Fiserv, Inc., The Bountiful Company, and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on certain hedging instruments.

For the year ended December 31, 2020, net realized gains were comprised of realized gains primarily from the sale of our investments in The Hut Group Limited, Deutsche Glasfaser, Ivalua SAS, Fiserv, Inc., and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on our investment in LCI Helicopters Limited, Yorktown Center (real estate), and various alternative credit strategy investments.
For the year ended December 31, 2021, interest income and dividends were comprised of (i) $261.3 million of dividend income primarily from our real estate investments, including our investment in KREF, as well as our investments in Viridor Limited, Kokusai Electric Corporation, and Arnott's Biscuits Limited and (ii) $152.5 million of interest income primarily from our investments in CLOs and, to a lesser extent, our other credit investments.
For the year ended December 31, 2020, interest income and dividends were comprised of (i) $225.4 million of dividend income from our investments in Fiserv, Inc., Epicor Software Corporation, and our real assets investments, including our investment in KREF and (ii) $134.7 million of interest income from our investments in CLOs, other credit investments and, to a lesser extent, our cash balances. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
For the year ended December 31, 2021, total fees attributable to KKR Capstone were $91.4 million and total expenses attributable to KKR Capstone were $94.6 million. For KKR Capstone-related adjustments in reconciling Asset Management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Realized Investment Income Compensation
The increase in realized investment income compensation for the year ended December 31, 2021 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Other Operating and Capital Metrics
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
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$113,477
New Capital Raised	44,478
Distributions and Other	(17,524)
Change in Value	33,314
December 31, 2021	$173,745

AUM of our Private Equity business line was $173.7 billion at December 31, 2021, an increase of $60.2 billion, compared to $113.5 billion at December 31, 2020.
The increase was primarily attributable to (i) new capital raised from North America Fund XIII, our core investment strategy and European Fund VI and (ii) an increase in investment value from Americas Fund XII, Asian Fund III, and our core investment strategy. Partially offsetting these increases were distributions to fund investors, primarily as a result of realized proceeds, most notably from Americas Fund XII, North America Fund XI, and Asian Fund III.
For the year ended December 31, 2021, the value of our traditional private equity investment portfolio increased by 46%. This was comprised of a 71% increase in share prices of various publicly held investments and a 37% increase in value of our privately held investments. For the year ended December 31, 2021, the value of our growth equity and core equity investment portfolios increased 45% and 42%, respectively.
The most significant increases in the value of our publicly held investments across our Private Equity business line were increases in AppLovin Corporation, Max Healthcare Institute Limited, and J.B. Chemicals and Pharmaceuticals Limited (NSE: JBCP). These increases were partially offset by decreases in share prices of certain other publicly held investments, the most significant of which were BridgeBio Pharma, Inc., PHC Holdings Corporation (TYO: 6523), and Fiserv, Inc. The prices of publicly held or publicly indexed companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments across our Private Equity business line were increases in Internet Brands, Inc., Kokusai Electric Corporation, and PetVet Care Centers, LLC. These increases in value on our privately held investments were partially offset by decreases in value of certain other privately held investments, the most significant of which were Magneti Marelli CK Holdings, Envision Healthcare Corporation (health care sector), and Upfield (consumer products). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to Kokusai Electric Corporation, an increase in valuation reflecting an agreement to sell a minority stake in the company. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by the impact of COVID-19 on the economic outlook and overall market environment. See "—Business Environment" for more information about factors, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$35,212
New Capital Raised	39,380
Acquisitions and Other(1)	12,012
Distributions and Other	(6,364)
Change in Value	3,063
December 31, 2021	$83,303
(1)Reflects the AUM of Global Atlantic at February 1, 2021.
AUM of our Real Assets business line was $83.3 billion at December 31, 2021, an increase of $48.1 billion, compared to $35.2 billion at December 31, 2020.
The increase was primarily attributable to (i) new capital raised from Global Infrastructure Investors IV, Global Atlantic and Diversified Core Infrastructure Fund and (ii) assets we now manage under our investment agreements with Global Atlantic's insurance companies. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors II and Real Estate Partners Americas II.

For the year ended December 31, 2021, the value of our opportunistic real estate equity investment portfolio increased by 27%, and the value of our infrastructure investment portfolio increased 12%, and the value of our energy investment portfolio decreased by 15%.
The most significant increases in the value of our privately held investments were KRE AIP LLC (real estate), Telxius Telecom, S.A.U, Hivory SAS (Infrastructure: telecommunications infrastructure sector), and Viridor Limited. These increases in value were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Colonial Enterprises, Inc. and River Plaza (real estate). The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both influenced by economic outlook and market environment. See "—Business Environment" for more information about factors, that may impact our business, financial performance, operating results and valuations.
The most significant decrease in share prices of our publicly held investments was a decrease in Crescent Energy. See "—Business Environment" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$102,990
New Capital Raised	36,706
Acquisitions and Other(1)	85,491
Distributions and Other	(11,271)
Redemptions	(8,196)
Change in Value	7,788
December 31, 2021	$213,507
(1)Reflects the AUM of Global Atlantic at February 1, 2021.
AUM of our Credit and Liquid Strategies business line totaled $213.5 billion at December 31, 2021, an increase of $110.5 billion compared to AUM of $103.0 billion at December 31, 2020.
The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) new capital raised from Global Atlantic since February 1, 2021, CLO issuances, and our hedge fund partnerships, and (iii) to a lesser extent, an increase in investment value across our leveraged and alternative credit portfolios and at our hedge fund partnerships. Partially offsetting these increases were (i) payments made to Global Atlantic to satisfy its obligations to policyholders, (ii) redemptions at our hedge fund partnerships and leveraged credit separately managed accounts and (iii) distributions to fund investors as a result of realized proceeds at certain leveraged and alternative credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$68,506
New Capital Raised	29,649
Distributions and Other	(7,428)
Net Changes in Fee Base of Certain Funds	(2,569)
Change in Value	(268)
December 31, 2021	$87,890
FPAUM of our Private Equity business line was $87.9 billion at December 31, 2021, an increase of $19.4 billion, compared to $68.5 billion at December 31, 2020.
The increase was primarily attributable to new capital raised from North America Fund XIII, Health Care Strategic Growth Fund II, and our core investment strategy. Partially offsetting this increase were (i) distributions to fund investors, primarily as a result of realized proceeds, most notably from 2006 Fund, North America Fund XI, and Americas Fund XII and (ii) a change in fee base for Americas Fund XII and Health Care Growth Fund as a result of these funds entering its post-investment period, during which we earn fees on invested capital rather than committed capital.
Uncalled capital commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $19.6 billion at December 31, 2021, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$25,690
New Capital Raised	35,615
Acquisitions and Other(1)	12,012
Distributions and Other	(4,264)
Net Changes in Fee Base of Certain Funds	(2,829)
Change in Value	741
December 31, 2021	$66,965
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.
FPAUM of our Real Assets business line was $67.0 billion at December 31, 2021, an increase of $41.3 billion, compared to $25.7 billion at December 31, 2020.
The increase was primarily attributable to (i) new capital raised by Global Infrastructure Investors IV, Global Atlantic, Real Estate Partners Americas III and Diversified Core Infrastructure Fund and (ii) assets we now manage under our investment agreements with Global Atlantic's insurance companies. Partially offsetting these increases were (i) payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors II and Real Estate Partners Americas II and (ii) a change in fee base for Global Infrastructure Investors III as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital.

Uncalled capital commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $11.7 billion at December 31, 2021, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2020 to December 31, 2021:

($ in millions)
December 31, 2020	$92,021
New Capital Raised	38,644
Acquisitions and Other(1)	85,491
Distributions and Other	(12,989)
Redemptions	(6,590)
Change in Value	5,957
December 31, 2021	$202,534
(1)Reflects the FPAUM of Global Atlantic at February 1, 2021.
FPAUM of our Credit and Liquid Strategies business line was $202.5 billion at December 31, 2021, an increase of $110.5 billion compared to $92.0 billion at December 31, 2020.
The increase was primarily attributable to (i) assets we now manage under our investment management agreements with Global Atlantic's insurance companies, (ii) new capital raised from Global Atlantic, CLO issuances, and our alternative credit funds and (iii) to a lesser extent, an increase in investment value at our hedge fund partnerships and from leveraged credit investments we manage under our investment management agreements with Global Atlantic's insurance companies. Partially offsetting these increases were (i) payments made to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnerships and leveraged credit separately managed accounts and (iii) distributions to fund investors as a result of realized proceeds at certain leveraged and alternative credit funds.
Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $6.7 billion at December 31, 2021. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of December 31, 2021, our Private Equity business line had $66.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $38.8 billion as of December 31, 2020. The increase was primarily attributable to new capital commitments from fund investors, which were partially offset by capital called from fund investors to make investments during the period.

Real Assets
As of December 31, 2021, our Real Assets business line had $35.2 billion of remaining uncalled capital commitments that could be called for investments in new transactions as compared to $17.9 billion as of December 31, 2020. The increase was primarily attributable to new capital commitments from fund investors, which were partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of December 31, 2021 and 2020, our Credit and Liquid Strategies business line had $10.3 billion of remaining uncalled capital commitments that could be called for investments in new transactions. Uncalled commitments remained flat against the comparable period as new capital commitments from fund investors were offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the year ended December 31, 2021, $17.6 billion of capital was invested by our Private Equity business line, as compared to $14.5 billion for the year ended December 31, 2020. The increase was driven primarily by a $1.5 billion increase in capital invested in our core investment strategy. During the year ended December 31, 2021, 60% of capital deployed in private equity was in transactions in North America, 21% was in Europe, and 19% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the year ended December 31, 2021, $21.4 billion of capital was invested by our Real Assets business line, as compared to $4.7 billion for the year ended December 31, 2020. The increase was driven primarily by a $9.6 billion increase in capital invested in our real estate strategy and a $6.8 billion increase in capital invested in our infrastructure strategy. During the year ended December 31, 2021, 71% of capital deployed in real assets was in transactions in North America, 23% was in Europe, and 6% was in the Asia-Pacific region. The number of large Real Asset investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the year ended December 31, 2021, $34.4 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $10.3 billion for the year ended December 31, 2020. The increase was primarily due to (i) capital deployed under our investment management agreements with Global Atlantic's insurance companies and (ii) a higher level of capital deployed across our direct lending and SIG strategies. During the year ended December 31, 2021, 90% of capital deployed was in transactions in North America, 9% was in Europe and 1% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
As discussed above, our Insurance segment consists solely of the operations of Global Atlantic, which was acquired on February 1, 2021. Accordingly, prior financial reporting periods have been excluded for Insurance segment results. For the year ended December 31, 2021, the results of our Insurance segment is from the acquisition date, February 1, 2021, through December 31, 2021.
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
Net investment income
Net investment income was primarily driven by (i) insurance segment investments and the effective book yield (as determined, in part, by the allocated fair value of the investment portfolio as of the closing date of the GA Acquisition), and (ii) variable investment income from net realized gains from the sale of investments not related to asset/liability matching strategies, including in particular the disposition of Origis USA, LLC. Average insurance segment investments were primarily driven by net inflows of assets from the individual markets and institutional channels. In addition to the impact of higher asset balances, net investment income was also impacted by income from bond call and loan prepayment activity.
Net cost of insurance
Net cost of insurance was driven primarily by stable liability performance across in-force and new business, including favorable adjustments to reserves and policy acquisition costs resulting from higher reserves and insurance intangibles established as part of the purchase accounting for the GA Acquisition and the impact of assumption review (as described in “—Consolidated Results of Operations (GAAP Basis) – Insurance (Unaudited)” above).
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
Net Income attributable to noncontrolling interests
Income attributable to noncontrolling interests represents the portion of the insurance segment adjusted operating earnings attributable to rollover and co-investors in Global Atlantic.

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

As discussed in the Analysis of Segment Operating Results, following the acquisition of Global Atlantic, we re-evaluated our operating structure and the manner by which we manage and assess the performance of our businesses and allocate our resources. In the first quarter of 2021, we changed the presentation of our non-GAAP performance measures principally to reflect how we evaluate our business following the Global Atlantic acquisition. We also believe that this revised presentation improves the comparability of our non-GAAP financial information with that provided by other publicly traded companies in the alternative asset management industry.
Distributable Operating Earnings
The increase in distributable operating earnings for the year ended December 31, 2021 compared to the prior period was primarily due to a higher level of Asset Management segment operating earnings and the addition of our Insurance segment operating earnings in connection with the Global Atlantic acquisition. For a discussion of the Asset Management and Insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results and Analysis of Insurance Segment Operating Results."
Interest Expense
For the year ended December 31, 2021 and 2020, interest expense relates primarily to the interest expense from our senior notes outstanding for KKR and KFN.
The increase in interest expense for the year ended December 31, 2021 compared to the prior period was primarily attributable to new note issuances.
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

For the years ended December 31, 2021 and 2020, the amount of the tax benefit from equity-based compensation included in income taxes paid was $123.1 million and $59.1 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 3% for each of the years ended December 31, 2021 and 2020.
Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of December 31, 2022 and December 31, 2021:

		As of
		December 31, 2022	December 31, 2021
		($ in thousands)

(+)	Cash and Short-term Investments	$3,256,515	$4,869,203
(+)	Investments	17,628,327	17,763,542
(+)	Net Unrealized Carried Interest (1)	2,509,589	4,967,401
(+)	Other Assets, Net (2)	6,979,235	4,706,108
(+)	Global Atlantic Book Value	3,929,710	3,372,498

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	6,957,932	5,836,267
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,648,600	2,697,317
(-)	Other Liabilities	911,612	774,711
(-)	Noncontrolling Interests	32,843	33,058

	Book Value	$23,803,872	$25,388,882

	Book Value Per Adjusted Share	$26.73	$28.77
	Adjusted Shares	890,628,190	882,589,036
(1)The following table provides net unrealized carried interest by business line:

	As of
	December 31, 2022	December 31, 2021
	($ in thousands)
Private Equity Business Line	$2,199,869	$4,697,134
Real Assets Business Line	212,974	159,709
Credit and Liquid Strategies Business Line	96,746	110,558
Total	$2,509,589	$4,967,401
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships, and (iii) the net assets of KJRM.

Book value decreased 6% from December 31, 2021. The decrease was primarily attributable to (i) a reduction in net unrealized carried interest due to the reversal of previously recognized carried interest from our carried interest eligible investment funds, most notably Americas Fund XII, Asian Fund II, and Asian Fund III, (ii) a reduction in the value of our asset management segment investments of 5%, (iii) repurchases of our common stock, and (iv) payment of dividends during the period. Partially offsetting these decreases was the positive impact of our after-tax distributable earnings recognized and a decrease in the amount of deferred tax liabilities during the period. For a further discussion, see "—Consolidated Results of Operations (GAAP Basis) - Asset Management—Investment Income (Loss) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in our investment portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures—After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in the asset management segment by asset class as of December 31, 2022. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of December 31, 2022
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Traditional Private Equity	$1,730,298	$3,078,987	17.5%
Core Private Equity	2,701,596	5,707,478	32.4%
Growth Equity	328,514	822,250	4.7%
Private Equity Total	4,760,408	9,608,715	54.6%

Energy	862,651	929,269	5.3%
Real Estate	1,887,520	2,032,209	11.5%
Infrastructure	1,066,157	1,232,412	7.0%
Real Assets Total	3,816,328	4,193,890	23.8%

Leveraged Credit	1,267,501	1,016,274	5.8%
Alternative Credit	855,941	891,474	5.1%
Credit Total	2,123,442	1,907,748	10.9%

Other	2,279,705	1,917,974	10.7%

Total Investments	$12,979,883	$17,628,327	100.0%

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

	As of December 31, 2022
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
USI, Inc.	$531,425	$1,300,370
PetVet Care Centers, LLC	243,211	1,143,092
Heartland Dental, LLC	320,656	801,640
Exact Group B.V.	213,362	560,630
Arnott's Biscuits Limited	250,841	470,916
1-800 Contacts Inc.	300,178	405,153
Internet Brands, Inc.	340,312	372,628
Barracuda Networks, Inc.	343,320	343,320
ERM Worldwide Group Limited	228,710	343,035
Teaching Strategies, LLC	307,162	307,162
Crescent Energy Company (NYSE: CRGY)	533,543	304,117
Resolution Life Group Holdings, L.P.	262,191	263,477
Roompot B.V.	193,578	255,950
Shriram General Insurance Co.	245,470	251,414
Atlantic Aviation FBO Inc.	170,274	186,672
Viridor Limited	132,023	169,709
The Bay Clubs Company, LLC	160,127	160,127
PortAventura	155,803	154,784
Pembina Gas Infrastructure Inc.	92,632	148,421
FiberCop S.p.A.	127,742	133,698
Total Top 20 Investments	$5,152,560	$8,076,315
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of December 31, 2022. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of deferred acquisition costs and income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of December 31, 2022, KKR's pro rata interest in Global Atlantic's book value was $3.9 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of December 31, 2022, 95% and 85% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2021, 97% and 87% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 5% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 95% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 45% and 53% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2022. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2021 were Corporate, RMBS and CMBS securities, comprising 34%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 99% of Global Atlantic's Corporate, RMBS and CMBS

securities, respectively, were investment grade according to NAIC ratings and 95%, 38% and 62% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2021. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 29% and 20% as of December 31, 2022 and 2021, respectively.
Within the funds withheld receivable at interest portfolio, 97% and 96% of the fixed maturity securities were investment grade by NAIC designation as of December 31, 2022 and 2021, respectively.
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
Substantially all of the AFS fixed maturity securities portfolio, 95% and 97% as of December 31, 2022 and December 31, 2021, respectively, were invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% and 3% as of December 31, 2022 and 2021, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of December 31, 2022 and 2021, 59% and 60%, respectively, of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities. As of December 31, 2022 and 2021, approximately, 5% and 3%, respectively, of the portfolio is denominated in foreign currency.
As of December 31, 2022 and 2021, 94% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 94% and 95% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of December 31, 2022 and 2021, 10% and 11% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.

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
As of December 31, 2022 and December 31, 2021, 90% and 93%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation.
As of December 31, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 31%, 28%, 14% and 12% of the total RMBS portfolio ($6.4 billion), respectively. As of December 31, 2021, Alt-A, Option ARM, Re-Performing and Sub-prime represent 33%, 30%, 14% and 12% of the total RMBS portfolio ($7.7 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of December 31, 2022 and 2021, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $917.6 million and $80.3 million based on NRSRO rating and $224.9 million and $13.5 million based on NAIC ratings, respectively. Unrealized losses were not recognized in net income on these debt securities because there were no specific securities that, as of each such date, Global Atlantic intended to sell or believed it was more likely than not that it would be required to sell before recovery of their cost or amortized cost basis.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of December 31, 2022 and 2021, 28% and 23%, respectively, of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of December 31, 2022 and 2021, 88% and 96% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation, respectively. 100% of the commercial mortgage loan portfolio is in current status.
As of December 31, 2022, 96% of the residential mortgage loan portfolio is in current status, and approximately $192.3 million is over 90 days past due (representing 2% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 84% of the commercial mortgage loans has a loan-to-value ratio of 70% or less and 3% has loan-to-value ratio over 90%.
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
The weighted average loan-to-value ratio for residential mortgage loans was 64% and 68% as of December 31, 2022 and 2021, respectively.
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
Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the years ended December 31, 2022, 2021, and 2020:
Revenues

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in thousands)
Total GAAP Revenues	$5,721,195	$16,236,148	$4,230,891
Impact of Consolidation and Other	841,711	808,174	461,244
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	2,500,509	(6,842,414)	(2,224,100)
Realized Carried Interest	1,993,860	1,752,130	1,042,204
Realized Investment Income	1,134,419	1,613,244	644,659
Capstone Fees	(86,665)	(91,407)	(81,452)
Expense Reimbursements	(102,927)	(178,572)	(149,522)
Insurance Adjustments:
Net Premiums	(1,182,461)	(2,226,078)	—
Policy Fees	(1,278,736)	(1,147,913)	—
Other Income	(139,124)	(120,213)	—
Investment Gains and Losses	472,053	544,357	—
Derivative Gains and Losses	1,072,572	(141,513)	—
Total Segment Revenues (1)	$10,946,406	$10,205,943	$3,923,924
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$(910,130)	$4,560,829	$1,945,954
Preferred Stock Dividends	69,000	105,647	56,555
Net Income (Loss) Attributable to Noncontrolling Interests	(182,398)	7,628,703	3,115,089
Income Tax Expense (Benefit)	(35,672)	1,353,270	609,097
Income (Loss) Before Tax (GAAP)	$(1,059,200)	$13,648,449	$5,726,695
Impact of Consolidation and Other	(107,754)	(5,189,459)	(1,704,739)
Equity-based Compensation - KKR Holdings(1)	119,834	161,283	80,739
Preferred Stock Dividends	—	(19,201)	(33,364)
Income Taxes Paid	(738,841)	(687,572)	(265,950)
Asset Management Adjustments:
Net Unrealized (Gains) Losses	2,002,082	(2,590,280)	(1,697,740)
Unrealized Carried Interest	4,231,359	(4,043,135)	(1,070,803)
Unrealized Carried Interest Compensation (Carry Pool)	(1,753,396)	1,751,912	467,485
Strategic Corporate Transaction-Related Charges (2)	94,629	25,153	20,073
Equity-based Compensation	210,756	183,100	236,199
Equity-based Compensation - Performance based	238,929	78,230	10,196
Insurance Adjustments:(3)
Net (Gains) Losses from Investments and Derivatives(3)	192,743	658,975	—
Strategic Corporate Transaction-Related Charges(3)	24,746	25,711	—
Equity-based and Other Compensation(3)	152,083	95,344	—
Amortization of Acquired Intangibles(3)	17,647	16,176	—
Income Taxes(3)	(171,744)	(199,095)	—
After-tax Distributable Earnings	$3,453,873	$3,915,591	$1,768,791
Interest Expense	315,189	250,183	211,037
Preferred Stock Dividends	—	19,201	33,364
Net Income Attributable to Noncontrolling Interests	23,200	23,664	7,842
Income Taxes Paid	738,841	687,572	265,950
Distributable Operating Earnings	$4,531,103	$4,896,211	$2,286,984
Insurance Segment Operating Earnings	(545,204)	(652,551)	—
Realized Performance Income	(2,176,658)	(2,141,596)	(1,165,699)
Realized Performance Income Compensation	1,333,526	1,239,177	697,071
Realized Investment Income	(1,134,419)	(1,613,244)	(644,659)
Realized Investment Income Compensation	159,003	241,994	106,830
Fee Related Earnings	$2,167,351	$1,969,991	$1,280,527
Insurance Segment Operating Earnings	545,204	652,551	—
Realized Performance Income	2,176,658	2,141,596	1,165,699
Realized Performance Income Compensation	(1,333,526)	(1,239,177)	(697,071)
Realized Investment Income	1,134,419	1,613,244	644,659
Realized Investment Income Compensation	(159,003)	(241,994)	(106,830)
Depreciation and Amortization	33,809	25,940	18,626
Adjusted EBITDA	$4,564,912	$4,922,151	$2,305,610
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the year ended December 31, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts include the portion allocable to noncontrolling interests (~37%).

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	December 31, 2022	December 31, 2021
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Series I and II Preferred Stock, Common Stock	$16,613,028	$16,466,372
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	399,318	(1,048,569)
KKR Holdings and Exchangeable Securities	126,519	8,595,510
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	5,549,215	259,777
Book Value	$23,803,872	$25,388,882
The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	December 31, 2022	December 31, 2021
GAAP Shares of Common Stock Outstanding	861,110,478	595,663,618
Adjustments:
KKR Holdings Units	—	258,726,163
Exchangeable Securities (1)	2,695,142	1,376,655
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,570	26,822,600
Adjusted Shares (3)	890,628,190	882,589,036

Unvested Equity Awards and Exchangeable Securities (4)	35,457,274	39,000,561
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock on December 31, 2022 and December 31, 2021.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of December 31, 2022 and December 31, 2021.

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

Sources of Liquidity
Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions and funding agreements, including through memberships in Federal Home Loan Banks; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, repurchase agreements, and other borrowing arrangements. In addition, we may generate cash proceeds from issuances of our or our subsidiaries' equity securities.
Many of our investment funds like our private equity and real assets funds provide for carried interest. With respect to our carry-paying investment funds, carried interest is eligible to be distributed to the general partner of the fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Even after all of the preceding conditions are met, the general partner of the fund may, in its sole discretion, decide to defer the distribution of carried interest to it to a later date. In addition, these funds generally include what is called a “clawback” provision, which provides that the general partner must return any carried interest that is paid in excess of what the general partner is entitled to receive at the end of the term of the fund, as discussed further below.
As of December 31, 2022, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.
As of December 31, 2022, there was no netting hole in excess of $50 million at any of our investment funds that had a fair value above cost, overall, and is otherwise accruing carried interest. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of December 31, 2022, approximately $520 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2022 fair values. As of December 31, 2022, Asia Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 25 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information.
We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets.

For a discussion of our debt obligations, including our debt securities, revolving credit agreements and loans, see Note 17 "Debt Obligations" in our financial statements.
Liquidity Needs
We expect that our (including Global Atlantic's) primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
•continue to support and grow our Asset Management business lines, including seeding new investment strategies, supporting capital commitments made by our vehicles to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting the investment vehicles that we sponsor;
•continue to support and grow our insurance business;
•grow and expand our businesses generally, including by acquiring or launching new, complementary or adjacent businesses;
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs or other investment vehicles pending the contribution of committed capital by the fund investors in such vehicles, and advancing capital to them for operational or other needs;
•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments, including funding requirements to levered investment vehicles or structured transactions;
•fund cash operating expenses and contingencies, including for litigation matters and guarantees;
•pay corporate income taxes and other taxes;
•pay policyholders and amounts in our insurance business related to investment, reinvestment, reinsurance or funding agreement activity;
•pay amounts that may become due under our tax receivable agreement;
•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock, if any;
•underwrite commitments, advance loan proceeds and fund syndication commitments within our capital markets business;
•post or return collateral in respect of derivative contracts;
•acquire other assets for our Principal Activities business line, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent they may apply);
•address capital needs of regulated subsidiaries as well as non-regulated subsidiaries; and
•repurchase shares of our common stock or retire equity awards pursuant to the share repurchase program or repurchase or redeem other securities issued by us.
For a discussion of KKR's share repurchase program, see Note 23 "Equity" in our financial statements.
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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of December 31, 2022:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,883
European Fund VI	750
Asian Fund IV	367
North America Fund XIII	359
Next Generation Technology Growth Fund III	196
Global Impact Fund II	145
Health Care Strategic Growth Fund II	127
Other Private Equity Vehicles	1,543
Total Private Equity Commitments	7,370

Real Assets
Asia Pacific Infrastructure Investors II	357
Global Infrastructure Investors IV	272
Asia Real Estate Partners	162
Real Estate Partners Americas III	91
Diversified Core Infrastructure Fund	87
Real Estate Partners Europe II	81
Real Estate Credit Opportunity Partners II	17
Other Real Assets Vehicles	782
Total Real Assets Commitments	1,849

Credit and Liquid Strategies
Asset-Based Finance Partners	97
Asia Credit	97
Dislocation Opportunities Fund	84
Lending Partners III	12
Lending Partners Europe II	11
Other Credit and Liquid Strategies Vehicles	916
Total Credit and Liquid Strategies Commitments	1,217

Total Uncalled Commitments	$10,436
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of December 31, 2022, these commitments amounted to $0.7 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to material risks."

From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our Capital Markets business line to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to material risks" in this report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of December 31, 2022, an undiscounted payable of $420.6 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of December 31, 2022, approximately $60.4 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends
A dividend of $0.155 per share of our common stock has been declared and will be paid on March 7, 2023 to holders of record of our common stock as of the close of business on February 17, 2023.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on March 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on March 1, 2023.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 7, 2023 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.66 per share (or a quarterly dividend of $0.165 per share) beginning with the dividend to be announced with the results for the first quarter of 2023. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of KKR Group Partnership.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we (including Global Atlantic) and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. Contractual arrangements include (1) commitments to fund the purchase of investments or other assets (including obligations to fund capital commitments as the general partner of our investment funds) or to fund collateral for derivative transactions or otherwise, (2) obligations arising under our senior notes, subordinated notes, and other indebtedness, (3) commitments by our capital markets business to underwrite transactions or to lend capital, (4) obligations arising under insurance policies written, (5) other contractual obligations, including servicing agreements with third-party administrators for insurance policy administration, and (6) commitments to fund the business, operations or investments of our subsidiaries. In addition, we may incur contingent liabilities for claims that may be made against us in the future. For more information about these contingent liabilities, please see Note 25 "Commitments and Contingencies" in our financial statements.

The following table sets forth information relating to anticipated future cash payments as of December 31, 2022 excluding consolidated funds and CFEs with a reconciliation of such amounts to anticipated future cash payments by us (including Global Atlantic) and our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Asset Management
Uncalled commitments to investment funds (1)	$10,436.0	$—	$—	$—	$10,436.0
Debt payment obligations (2)	189.5	37.9	275.9	7,368.6	7,871.9
Interest obligations on debt payment obligations (3)	334.0	567.4	565.1	4,084.2	5,550.7
Underwriting commitments (4)	6.1	—	—	—	6.1
Lending commitments (5)	507.1	—	—	—	507.1
Purchase commitments (6)	141.1	—	—	—	141.1
Lease obligations	45.6	94.5	68.3	192.6	401.0
Insurance (7)
Policy liabilities (8)	13,623.9	29,730.8	24,036.3	102,686.6	170,077.6
Debt payment obligations (9)	—	—	400.0	1,900.0	2,300.0
Interest obligations on debt payment obligations (10)	103.0	206.0	205.0	1,517.0	2,031.0
Purchase and lease commitments (11)	60.9	97.6	63.0	347.8	569.3
Total Contractual Obligations of KKR	$25,447.2	$30,734.2	$25,613.6	$118,096.8	$199,891.8
(+) Uncalled commitments of consolidated funds (12)	19,423.9	—	—	—	19,423.9
(+) Debt payment obligations of consolidated funds, CFEs and Other (13)	2,266.7	900.5	980.8	29,470.8	33,618.8
(+) Corporate real estate borrowings (14)	490.0	—	—	—	490.0
(+) Interest obligations of consolidated funds, CFEs and Other (15)	1,660.1	2,896.4	2,797.6	6,034.7	13,388.8
Total Consolidated Contractual Obligations	$49,287.9	$34,531.1	$29,392.0	$153,602.3	$266,813.3
(1)These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity Needs" and Note 17 "Debt Obligations" in our financial statements.
(2)Amounts include senior notes and subordinated notes issued by KKR and its subsidiaries. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2022 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2022, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
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
(7)Global Atlantic has other obligations related to collateral payable held for derivative instruments ($466.4 million) and outstanding commitments to make investments in commercial mortgage loans, other lending facilities and other investments ($3.3 billion) which have not been included in the above table as the exact timing of these payments cannot be estimated. Global Atlantic's debt obligations are non-recourse to KKR beyond the assets of Global Atlantic.
(8)Policy liabilities for insurance obligations consist of amounts required to meet future obligations for future policy benefits and policy account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, lapse, renewal, withdrawal, and annuitization comparable with actual experience. These assumptions also include market growth and policy crediting consistent with assumptions used in amortizing DAC. All estimated cash payments are not discounted to present value. Accordingly, the total of cash flows presented for all years of $170.1 billion significantly exceeds total policy liabilities of $141.2 billion recorded on the statements of financial condition as of December 31, 2022. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could differ materially from actual results.
(9)The payments due by period for debt obligations reflects the contractual maturities of principal.
(10)Reflects estimated future interest payments. Future interest on variable rate debt (which includes borrowing under our revolving credit facility and the subordinated debentures) was computed using prevailing rates as of December 31, 2022 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.

(11)Reflects operational servicing agreements with third-party administrators for policy administration.
(12)Represents uncalled commitments of our consolidated funds excluding KKR's portion of uncalled commitments as the general partner of the respective funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity Needs" and Note 17 "Debt Obligations" in our financial statements.
(13)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $9.0 billion, (ii) debt securities issued by our consolidated CLOs of $22.3 billion and (iii) borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.3 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Borrowings by levered investment vehicles are supported solely by the investments held at the investment vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(14)Represents a debt obligation in connection with the ownership of KKR office space.
(15)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2022 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2022, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. See "—Liquidity Needs—Tax Receivable Agreement" in this report and "Risk Factors—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from certain prior exchanges of our common stock for KKR Group Partnership Units" in this report.
Off Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, capital allocation-based income (loss), expenses, investment income, and income taxes. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.
For a further discussion about our critical accounting policies, see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.
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

The presentation in the financial statements reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered presentation approach for the financial statements in this Management's Discussion and Analysis. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations. KKR believes that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregated presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations but would reduce transparency. KKR also believes that using a traditional aggregated presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report. We acquired Global Atlantic on February 1, 2021; accordingly, the results of Global Atlantic's insurance operations included in our consolidated results of operations for the year ended December 31, 2021 are from February 1, 2021 (the closing date of the GA Acquisition) through December 31, 2021.
Consolidation
KKR consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment. For a detailed description of our accounting policy on consolidation, see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.
As part of its consolidation procedures, KKR evaluates: (1) whether it holds a variable interest in an entity, (2) whether the entity is a VIE, and (3) whether the KKR’s involvement would make it the primary beneficiary. The determination that KKR holds a controlling financial interest in an investment vehicle significantly changes the presentation of our consolidated financial statements.
The assessment of whether we consolidate an investment vehicle we manage requires the application of significant judgment. These judgments are applied both at the time we become involved with an investment vehicle and on an ongoing basis and include, but are not limited to:
•Determining whether our management fees, carried interests or incentive fees represent variable interests - We make judgments as to whether the fees we earn are commensurate with the level of effort required for those fees and at market rates. In making this judgment, we consider, among other things, the extent of third party investment in the entity and the terms of any other interests we hold in the VIE.
•Determining whether a legal entity qualifies as a VIE - For those entities where KKR holds a variable interest, management determines whether each of these entities qualifies as a VIE and, if so, whether or not KKR is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties’ equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
•Concluding whether KKR has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE - As there is no explicit threshold in GAAP to define “potentially significant,” we must apply judgment and evaluate both quantitative and qualitative factors to conclude whether this threshold is met.
Changes to these judgments could result in a change in the consolidation conclusion for a legal entity.
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2022 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 55% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2022, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 55%, and 7%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2022, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
For Level III investments in Asset Management, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core equity investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Co-Chief Executive Officers and its Chief Financial Officer, Chief Legal Officer, General Counsel, and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of December 31, 2022, approximately 87% of these investments were priced via external sources, while approximately 13% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of December 31, 2022, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of December 31, 2022, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of December 31, 2022, investments which represented greater than 5% of total non-GAAP investments consisted of USI, Inc. and PetVet Care Centers, LLC and valued at $1,300 million and $1,143 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Crescent Energy. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.
Business Combinations
KKR accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual result.
Income Taxes
Significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. As of December 31, 2022, a portion of the deferred tax assets are not considered to be more likely than not to be realized. For that portion of the deferred tax assets for Global Atlantic, a valuation allowance has been recorded. Revisions in estimates and/or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. Please see Note 19 "Income Taxes" in our financial statements in this report for further details.
Critical Accounting Policies and Estimates - Asset Management
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
Transaction fee calculations and management fee calculations based on committed capital or invested capital typically do not require discretion and therefore do not require the use of significant estimates or judgments. Management fee calculations based on net asset value depend on the fair value of the underlying investments within the investment vehicles. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used as well as economic conditions.
Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements whereby KKR serves as general partner and includes income or loss from KKR's capital interest as well as "carried interest" which entitles KKR to a disproportionate allocation of investment income or loss from an investment fund's limited partners.
Carried interest is recognized upon appreciation of the funds’ investment values above certain return hurdles set forth in their partnership agreement. KKR recognizes revenues attributable to capital allocation-based income based upon the amount that would be due pursuant to the fund partnership agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized reflects KKR’s share of the gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Because of the inherent uncertainty in measuring the fair value of investments in the absence of observable market prices as previously discussed, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Expenses
Compensation and Benefits
Compensation and Benefits expense includes (i) base cash compensation consisting of salaries and wages, (ii) benefits, (iii) carry pool allocations, (iv) equity-based compensation and (v) discretionary cash bonuses.
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
Beginning in 2021, we expect to pay our employees by assigning a percentage range to each component of asset management segment revenues. Based on the current components and blend of our asset management segment revenues on an annual basis, we expect to use approximately: (i) 20‐25% of fee related revenues, (ii) 60‐70% of realized carried interest and incentive fees not included in fee related performance revenues or earned from our hedge fund partnerships, and (iii) 10‐20% of realized investment income and hedge fund partnership incentive fees to pay our asset management employees. Because these ranges are applied to applicable asset management segment revenue components independently, and on an annual basis, the amount paid as a percentage of total asset management segment revenue will vary and will, for example, likely be higher in a period with relatively higher realized carried interest and lower in a period with relatively lower realized carried interest. We decide whether to pay a discretionary cash bonus and determine the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires us to pay a discretionary cash bonus to the asset management employees, except in limited circumstances.
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Common Stock as of December 31, 2022 would have been reduced by approximately $1.46 per share, compared to our reported $19.29 per share on such date, and our book value as of December 31, 2022 would have been reduced by approximately $1.42 per adjusted share, compared to our reported book value of $26.73 per adjusted share on such date.

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
In February 2021, with the approval of a majority of our independent directors, KKR amended the percentage of carried interest that is allocable to the carry pool to 65% for (i) current investment funds for which no or de minimis amounts of carried interest was accrued as of December 31, 2020 and (ii) all future funds. For all other funds, the percentage of carried interest remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased above 65% only with the approval of a majority of our independent directors. To account for the difference in the carry pool allocation percentages, we expect to use a portion of realized carried interest from the older funds equal to the difference between 65% and 40% or 43%, as applicable, to supplement the carry pool and to pay amounts as discretionary cash bonus compensation as described above to our asset management employees. The amounts paid as discretionary cash bonuses, if any, are at our discretion and vary from individual to individual and from period to period, including having no cash bonus at all for certain employees. See "—Revenues—Capital Allocation-Based Income (Loss)" and "—Compensation and Benefits" above.
On the Sunset Date (which will not be later than December 31, 2026), KKR will acquire control of KKR Associates Holdings and will commence making decisions regarding the allocation of carry proceeds pursuant to the limited partnership agreement of KKR Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carry proceeds to themselves and others, pursuant to the limited partnership agreement of KKR Associates Holdings, provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis consistent with past practice. For additional information about the Sunset Date and the Reorganization Agreement, please see "Certain Relationships and Related Transactions, and Director Independence" in this report.
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
Compensation expense relating to the issuance of equity-based awards is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly for certain restricted units with a vesting condition based upon market conditions, whose grant date fair values are based on a probability distributed Monte-Carlo simulation. See Note 20 "Equity Based Compensation,” in our financial statements included in this report for further discussion and activity of these awards.
Investment Income (Loss) -Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities as well as income earned from certain equity method investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see the above "—Critical Accounting Policies and Estimates—Fair Value Measurements."

Critical Accounting Policies and Estimates – Insurance
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
Global Atlantic's reserves are estimated based on models that include many actuarial assumptions and projections. These assumptions and projections, which are inherently uncertain, involve significant judgment, including assumptions as to the levels and/or timing of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), credit spreads, mortality, longevity, and persistency.
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

GMDB and GMWB sensitivities
As of December 31, 2022, the GMDB and GMWB liability balance totaled $1.3 billion. As of December 31, 2022, the liability balances for GMDB were $36.0 million for fixed-indexed annuities and $33.8 million for variable annuities. As of December 31, 2022, the liability balances for GMWB were $1.2 billion for fixed-indexed annuities. The increase (decrease) to the GMDB and GMWB liability balance as a result of hypothetical changes in projected assessments, equity market prices, and annual equity growth is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

December 31, 2022
($ in thousands)
Balance	$1,252,206
Hypothetical change:
'+10% future assessments(1)	(27,887)
'-10% future assessments(1)	31,696
+10% equity market prices	(18,298)
-10% equity market prices	9,730
1% lower annual equity growth	4,918
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
Valuation of embedded derivatives – Fixed-indexed annuities
Fixed-indexed annuity contracts allow the policyholder to elect a fixed interest rate of return or a market indexed strategy where interest credited is based on the performance of an index, such as the S&P 500 Index, or other indexes. The market indexed strategy is an embedded derivative, similar to a call option. The fair value of the embedded derivative is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits, future equity option costs, volatility, interest rates, and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as are used to project policy contract values. The embedded derivative cash flows are discounted using a risk-free interest rate adjusted by a non-performance risk spread tied to Global Atlantic's own credit rating.

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
Global Atlantic has issued variable annuity contracts with GMDB features. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts, valued at $394.6 million as of December 31, 2022. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using U.S. Treasury rates plus an adjustment for its own credit risk.
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
As of December 31, 2022, the embedded derivative liability balance totaled $1.9 billion for fixed-indexed annuities, $337.9 million for indexed universal life and $2.3 million for variable annuities. As of December 31, 2022, variable annuities accounted for using the fair value option was $394.6 million. The increase (decrease) to the embedded derivatives on fixed-indexed annuity, indexed universal life, and variable annuity products and the increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2022
	FIA	IUL	VA	VA (FVO)
($ in thousands)
Balance	$1,853,031	$337,860	$2,335	$394,638

Hypothetical change:
+50 bps interest rates	(44,023)	(5,524)	(38,491)	(20,995)
-50 bps interest rates	46,270	4,122	47,277	22,609
'+50bps non-performance risk premium	(44,023)	(5,524)	(15,142)	(13,534)
'-50bps non-performance risk premium	46,270	4,122	18,599	14,575
+10% equity market prices	338,258	61,879	(25,892)	(9,826)
-10% equity market prices	(166,396)	(50,597)	28,771	9,826
________________
Note: Hypothetical changes to the liability balances do not reflect the impact of related hedges.
Valuation of embedded derivatives in modified coinsurance or funds withheld
Global Atlantic's reinsurance agreements include modified coinsurance and coinsurance with funds withheld arrangements that include terms that require payment by the ceding company of a principal amount plus a return that is based on a proportion of the ceding company’s return on a designated portfolio of assets. Because the return on the funds withheld receivable or payable is not clearly and closely related to the host insurance contract, these contracts are deemed to contain embedded derivatives, which are measured at fair value. Global Atlantic is exposed to both the interest rate and credit risk of the assets. Changes in discount rates and other assumptions can have a significant impact on this embedded derivative. The fair value of the embedded derivatives is included in the funds withheld receivable at interest and funds withheld payable at interest line items on the consolidated statement of financial condition. The change in the fair value of the embedded derivatives is recorded in net investment-related gains (losses) in the consolidated statement of operations.
As of December 31, 2022, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $3,500 million net asset ($12.8 million in funds withheld receivables at interest, and $(3,487.8) million in funds withheld payable at interest). The increase (decrease) to the balance as a result of hypothetical changes in credit spreads and interest rates is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other factors that impact the embedded derivative balance for modified coinsurance or funds withheld arrangements.

	As of December 31, 2022
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$12,785	$(3,487,766)
Hypothetical change:
+50 bps credit spreads	(41,714)	(781,981)
-50 bps credit spreads	41,714	849,203
+50 bps interest rates	(12,880)	(739,840)
-50 bps interest rates	18,078	807,062
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risks primarily relates to movements in the fair value of investments, including the effect that those movements have on our management fees, carried interest, and net gains from investment activities. The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates, and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates. Following our acquisition of Global Atlantic, we expect to be affected by market risks arising from Global Atlantic’s business. Global Atlantic has material exposure to market volatility in interest rates, credit spreads, and equity prices through its insurance liabilities, many of which are structured to have exposure to market level changes, its investment portfolio and its hedge program. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.
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
For a discussion of Global Atlantic's hedge program, see "—Insurance Segment Market Risks—Hedge Program."

Management of General Business Risk
Asset Management
KKR has a risk and operations committee comprised of senior employees from across our Asset Management business and operations, and it includes our Chief Operating Officer, Chief Financial Officer, Chief Legal Officer, General Counsel, and Chief Compliance Officer. The risk and operations committee focuses on KKR's operations and enterprise risk management. This committee is aided by various other committees focused on the oversight of risks to our business, including a global conflicts and compliance committee. This committee focuses on the most significant operating and business risks, which includes, among others, regulatory, cyber, operational, geopolitical, and reputational risks.
KKR has a global conflicts and compliance committee comprised of senior employees from across our Asset Management business and operations, and it includes, among others, our Chief Financial Officer, Chief Legal Officer, General Counsel and Chief Compliance Officer. The global conflicts and compliance committee focuses on new or potential conflicts of interest that may arise in KKR's business, including, but not limited to, conflicts relating to specific transactions as well as potential conflicts involving the overall activities of KKR and its various businesses. This committee also reviews and monitors certain compliance matters.
KKR's technology and information security committee is responsible for reviewing and monitoring global technology risks including information security, business disruption and fraud related risks.
In addition, KKR has other committees comprised of senior employees across our Asset Management business and operations that consider potential risks to our business.

Insurance
The TGAFG board of directors is responsible for oversight and the overall governance of Global Atlantic's business and operations. The TGAFG board includes among its members one of our Co-Chief Executive Officers. To assist with its oversight of Global Atlantic, the TGAFG board of directors has established an audit, risk, investment, operations & technology, nominating & governance, compensation and special transaction review committee.
Asset Management Segment Market Risks
The following is a discussion of the significant market risk exposures for KKR's Asset Management business.
Changes in Fair Value
The majority of our investments as of December 31, 2022, are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2022, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs and (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.

Based on the fair value of investments as of December 31, 2022, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2023 from reductions in the following items, if not offset by other factors:

	Management Fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
Hypothetical 10% Decline in Fair Value of Investments (1)	$43,743	(2)	$714,236	(3)	$1,757,368	(3)
(1)An immediate, hypothetical 10% decline in the fair value of investments would also impact our ability to earn incentive fees. Since the majority of our incentive fees are not subject to clawback, a 10% decline in fair value would generally result in the recognition of no incentive fees on a prospective basis and result in lower net income relative to prior years where such incentive fees may have been earned.
(2)Represents an annualized reduction in management fees.
(3)Decrease would impact our statement of operations in a single quarter. With respect to carried interest, for purposes of this analysis the impact of preferred returns are ignored.

Management Fees
Our management fees in our Private Equity and Real Assets business lines are generally calculated based on the amount of capital committed or invested by a fund, as described under "Business—Our Business—Private Equity" and "Business—Our Business—Real Assets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Equity and Real Assets funds. Management fees in our infrastructure funds are calculated based on the NAV of the fund and, in some cases, we additionally earn management fees on the fund's remaining commitment.
In the case of our Credit and Liquid Strategies business line, management fees are often calculated based on the average NAV of the fund for that particular period, although certain funds in our Credit and Liquid Strategies business line have management fees based on the amount of capital invested. In the case of our CLO vehicles, management fees are calculated based on the collateral of the vehicle. The collateral is based on the par value of the investments and cash on hand.
To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2022, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 17%.
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
Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our investments are denominated (including euros, British pounds, Japanese yen, among others), net of the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the statements of operations would differ from the amounts shown below as a result of (i) the elimination of carried interest as a result of the consolidation of certain investment funds and (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CLO vehicles.
We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2022 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2023 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
Hypothetical 10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$110,914	(2)	$231,732	(2)
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

Interest Income
We and certain consolidated funds, including CLOs, hold credit investments that generate interest income based on variable interest rates. We are exposed to interest rate risk relating to investments that generate yield since a meaningful portion of credit investments held by us and our consolidated funds, including CLOs, earn income based on variable interest rates. The impact on net income attributable to KKR & Co. Inc. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material since a substantial portion of this decrease would be attributable to noncontrolling interests and CLO third party noteholders.
Interest Expense
We and certain consolidated funds, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated funds, including CLOs, would have to make. With respect to consolidated funds and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests and third party CLO noteholders. With respect to debt obligations held by KKR and not in the consolidated funds or CLOs, as of December 31, 2022, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.
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
Hedge Program
To manage market risk, Global Atlantic established a hedge program that seeks to mitigate economic impacts primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts. For Global Atlantic's fixed-indexed annuity and indexed universal life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in embedded derivative balances. For Global Atlantic's variable annuity policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee Global Atlantic provides to policyholders. In the context of specific reinsurance or other transactions in Global Atlantic's institutional channel or strategic acquisitions, Global Atlantic may also enters into hedges which are designed to limit short-term market risks to the economic value of the target assets. From time to time, Global Atlantic also enters into hedges designed to limit the volatility associated with changes in the value of its general account assets or changes to net investment income as a result of interest rate or credit spread movements, while also taking into consideration economic impacts. While not the primary focus of its hedging strategy, Global Atlantic also enters into currency swaps and forwards to manage foreign exchange rate risks with respect to certain investments denominated in foreign currencies. Global Atlantic also enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies. Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.
Global Atlantic's hedge program is not designed to, and may not be effective in, offsetting all impacts to net income, assets under management, statutory capital or economic values. Movements in market variables other than interest rates and equity market prices that are not explicitly hedged can also cause net income volatility. See "Risk Factors—Risks Related to Global Atlantic—Business Risks Related to Global Atlantic—Global Atlantic's use of derivative financial instruments within its risk management strategy may not be effective or sufficient." and "Risk Factors—Risks Related to Global Atlantic—Business Risks Related to Global Atlantic—Global Atlantic may experience volatility in its net income under GAAP due to its funds withheld coinsurance transactions" in this report.
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
Changes in fair value of the foregoing are generally recorded as gains or losses in the consolidated statement of operations, or in the statement of comprehensive income for unrealized gains and losses on available for sale securities. For specific derivatives designated as cash flow hedges of forecasted bond purchases and receiving hedge accounting treatment, gains or losses are recorded in accumulated other comprehensive income and reclassified to net investment income following the qualifying purchases of available-for-sale securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
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
Effect of interest rate sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of December 31, 2022 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to DAC attributable to interest rate changes.

	December 31, 2022
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$214,931	$(225,368)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	54,215	(54,215)
(1)The point in time and over 12 months total estimated impacts reflect the impact of hedges within Global Atlantic's liability hedging program, as well as hedges designed to limit surplus volatility resulting from interest rate movements.
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

In the table below we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of December 31, 2022 to Global Atlantic's AOCI.

	December 31, 2022
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,276,273)	$1,351,119
The estimated point in time impact is driven by a net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, net of certain offsets, reported in AOCI. The estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
Credit spread risk
Global Atlantic is exposed to credit spread risk as a result of changes in the spread between the yields on its funds withheld payables and receivables at interest and yields on comparable U.S. Treasury securities. Global Atlantic's reinsurance agreements include modified coinsurance and funds withheld coinsurance arrangements. Such arrangements are deemed to contain embedded derivatives, which are measured at fair value, and are therefore impacted by the mark-to-market value of the related assets. Changes in the credit spreads associated with the assets impact the mark-to-market value of the assets. There is additional credit spread risk exposure inherent in Global Atlantic's own credit spread used in valuing embedded derivative liabilities, which serves to mitigate net credit exposure. Global Atlantic may choose to enter into hedge positions to manage credit spread risk. As of December 31, 2022, Global Atlantic had a $929 thousand credit derivative position.
Effect of credit spread sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of December 31, 2022 to its net income and shareholders’ equity, excluding AOCI. These estimated changes include the impact of related amortization of deferred revenues and expenses and related income tax impacts and include impacts on our own credit spread used in valuing embedded derivative liabilities.

	December 31, 2022
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$236,276	$(250,355)
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
In addition, certain of the fees Global Atlantic earns, and benefits Global Atlantic pays in its variable annuity and variable universal life blocks are calculated on the account values, which are exposed to equity price risk. These changes impact our net income over the periods following equity price moves.

Effect of equity price sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of December 31, 2022 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments do not necessarily move directly in line with movements in public equity markets.

	December 31, 2022
	Hypothetical change(1)
	+10% Equity Prices	-10% Equity Prices
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$(24,425)	$40,929
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	4,442	(4,834)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Fair Value—Level III Investments—Refer to Notes 2, 8, and 10 to the financial statements
Critical Audit Matter Description
KKR & Co. Inc. and the funds it sponsors and manages have certain investments measured at fair value that are based on unobservable pricing inputs and are classified as Level III Investments. These Level III investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.
In addition, the Company recognizes carried interest from vehicles and accounts that are advised, sponsored or managed by one or more of its subsidiaries (“investment funds”) based on cumulative fund performance to date. At the end of each reporting period, the Company calculates the carried interest that would be due to the Company for each investment fund, pursuant to the fund agreements. Certain of the investment funds’ investments are classified as level III in the fair value hierarchy because they are valued using unobservable inputs. The change in the fair value of the underlying Level III Investments held by the investment funds is a significant input into the determination of carried interest for each reporting period. As the fair value of underlying investments varies between reporting periods, it is necessary to adjust the amounts recorded as carried interest. Accrued but unpaid carried interest as of the reporting date is reflected in investments in the consolidated statements of financial condition.
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

Policy Liabilities — Valuation of Policy Liabilities Associated with the Fixed-Indexed Annuity product — Refer to Notes 2, 9, 10, and 18 to the financial statements
Critical Audit Matter Description
Global Atlantic’s products include the fixed-indexed annuity product, which contains equity indexed features that are considered embedded derivatives and are required to be measured at fair value. Management’s estimate of embedded derivative liabilities in policy liabilities for fixed-indexed annuities was $1.9 billion as of December 31, 2022. In addition, certain fixed-indexed annuity contracts are issued with guaranteed minimum withdrawal benefits (“GMWBs”). Management’s estimate of GMWB policy liabilities for fixed-indexed annuities was $1.2 billion as of December 31, 2022.
Management applies significant judgment in selecting assumptions used to estimate the value of embedded derivative liabilities and GMWB policy liabilities associated with the fixed-indexed annuity product. Changes in market conditions or variations in certain assumptions could result in significant fluctuations in these estimates. Principal assumptions include surrender, withdrawal, benefit utilization, mortality, option budgets, future index credits, equity market return, interest rates, and nonperformance risk assumptions.
We identified the valuation of embedded derivative liabilities, and GMWB policy liabilities, associated with the fixed-indexed annuity product as a critical audit matter because of the inherent uncertainty in selecting assumptions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of embedded derivative liabilities and GMWB policy liabilities associated with the fixed-indexed annuity product included the following, among others:
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the design, implementation, and operating effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of these liabilities.
•With the assistance of our valuation, modeling, and actuarial specialists, we:
◦Evaluated the methods and judgments applied by management in the determination of principal assumptions used in the valuation of embedded derivative liabilities and GMWB policy liabilities associated with the fixed-indexed annuity product.
◦Evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions.
◦Developed an independent estimate of embedded derivative liabilities and GMWB policy liabilities associated with the fixed-indexed annuity production a sample basis, and evaluated differences.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2023
We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2022	December 31, 2021
Assets
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668
Restricted Cash and Cash Equivalents	253,431	134,298
Investments	92,375,463	88,775,514
Due from Affiliates	1,663,303	1,224,283
Other Assets	5,197,626	2,886,313
	106,195,148	99,720,076
Insurance
Cash and Cash Equivalents	$6,118,231	$3,391,934
Restricted Cash and Cash Equivalents	308,383	300,404
Investments	124,199,176	123,763,675
Reinsurance Recoverable	27,919,591	25,062,256
Insurance Intangible Assets	1,722,681	1,407,149
Other Assets	6,483,187	5,053,518
Separate Account Assets	4,130,794	5,586,428
	170,882,043	164,565,364
Total Assets	$277,077,191	$264,285,440

Liabilities and Equity
Asset Management
Debt Obligations	$40,598,613	$36,669,755
Due to Affiliates	466,057	462,722
Accrued Expenses and Other Liabilities	6,471,775	7,896,897
	47,536,445	45,029,374
Insurance
Policy Liabilities	$141,223,287	$126,520,044
Debt Obligations	2,128,166	1,908,006
Funds Withheld Payable at Interest	22,739,417	23,460,253
Accrued Expenses and Other Liabilities	4,600,377	3,263,566
Reinsurance Liabilities	1,059,820	378,549
Separate Account Liabilities	4,130,794	5,586,428
	175,881,861	161,116,846
Total Liabilities	223,418,306	206,146,220

	December 31, 2022	December 31, 2021

Commitments and Contingencies (See Note 25)

Redeemable Noncontrolling Interests	$152,065	$82,491

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 22,999,974 and 23,000,000 shares, issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	$1,115,792	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Series II Preferred Stock, $0.01 par value. 499,999,999 shares authorized, 258,726,163 shares issued and outstanding as of December 31, 2021. (See Note 1)	—	2,587
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 861,110,478 and 595,663,618 shares, issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	8,611	5,957
Additional Paid-In Capital	16,190,407	8,997,435
Retained Earnings	6,315,711	7,670,182
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(5,901,701)	(209,789)
Total KKR & Co. Inc. Stockholders' Equity	17,728,820	17,582,164
Noncontrolling Interests (See Note 23)	35,778,000	40,474,565
Total Equity	53,506,820	58,056,729
Total Liabilities and Equity	$277,077,191	$264,285,440

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of December 31, 2022 and 2021, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	December 31, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$920,821	$2,936,937	$—	$3,857,758
Restricted Cash and Cash Equivalents	—	155,521	—	155,521
Investments	22,492,366	54,507,084	—	76,999,450
Other Assets	182,487	652,031	—	834,518
	23,595,674	58,251,573	—	81,847,247
Insurance
Cash and Cash Equivalents	—	—	619,264	619,264
Investments	—	—	24,732,042	24,732,042
Accrued Investment Income	—	—	290,237	290,237
Other Assets	—	—	1,130,696	1,130,696
	—	—	26,772,239	26,772,239
Total Assets	$23,595,674	$58,251,573	$26,772,239	$108,619,486

Liabilities
Asset Management
Debt Obligations	$22,273,242	$7,306,625	$—	$29,579,867
Accrued Expenses and Other Liabilities	620,200	742,384	—	1,362,584
	22,893,442	8,049,009	—	30,942,451
Insurance
Accrued Expenses and Other Liabilities	—	—	461,812	461,812
Total Liabilities	$22,893,442	$8,049,009	$461,812	$31,404,263

	December 31, 2021
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,215,992	$1,085,958	$—	$2,301,950
Restricted Cash and Cash Equivalents	—	90,255	—	90,255
Investments	22,076,809	46,780,595	—	68,857,404
Other Assets	173,329	641,946	—	815,275
	23,466,130	48,598,754	—	72,064,884
Insurance
Cash and Cash Equivalents	—	—	1,406,974	1,406,974
Investments	—	—	20,043,016	20,043,016
Accrued Investment Income	—	—	100,693	100,693
Other Assets	—	—	506,777	506,777
	—	—	22,057,460	22,057,460
Total Assets	$23,466,130	$48,598,754	$22,057,460	$94,122,344

Liabilities
Asset Management
Debt Obligations	$21,271,084	$6,291,292	$—	$27,562,376
Accrued Expenses and Other Liabilities	1,367,778	691,288	—	2,059,066
	22,638,862	6,982,580	—	29,621,442
Insurance
Accrued Expenses and Other Liabilities	—	—	594,946	594,946
Total Liabilities	$22,638,862	$6,982,580	$594,946	$30,216,388

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2022	2021	2020
Revenues
Asset Management
Fees and Other	$2,821,627	$2,850,154	$2,006,791
Capital Allocation-Based Income (Loss)	(2,500,509)	6,842,414	2,224,100
	321,118	9,692,568	4,230,891
Insurance
Net Premiums	1,182,461	2,226,078	—
Policy Fees	1,278,736	1,147,913	—
Net Investment Income	4,118,246	2,845,623	—
Net Investment-Related Gains (Losses)	(1,318,490)	203,753	—
Other Income	139,124	120,213	—
	5,400,077	6,543,580	—
Total Revenues	5,721,195	16,236,148	4,230,891

Expenses
Asset Management
Compensation and Benefits	1,144,666	4,428,743	2,152,490
Occupancy and Related Charges	77,271	69,084	72,100
General, Administrative and Other	993,548	959,077	708,542
	2,215,485	5,456,904	2,933,132
Insurance
Net Policy Benefits and Claims	3,184,427	5,055,709	—
Amortization of Policy Acquisition Costs	10,990	(65,949)	—
Interest Expense	87,182	61,661	—
Insurance Expenses	565,304	358,878	—
General, Administrative and Other	718,422	555,321	—
	4,566,325	5,965,620	—
Total Expenses	6,781,810	11,422,524	2,933,132

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(1,665,537)	7,720,923	3,642,804
Dividend Income	1,322,447	698,800	352,563
Interest Income	1,895,282	1,485,470	1,403,440
Interest Expense	(1,550,777)	(1,070,368)	(969,871)
Total Investment Income (Loss)	1,415	8,834,825	4,428,936

Income (Loss) Before Taxes	(1,059,200)	13,648,449	5,726,695

Income Tax Expense (Benefit)	(35,672)	1,353,270	609,097

	Years Ended December 31,
	2022	2021	2020

Net Income (Loss)	(1,023,528)	12,295,179	5,117,598
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	2,792	4,060	—
Net Income (Loss) Attributable to Noncontrolling Interests	(185,190)	7,624,643	3,115,089
Net Income (Loss) Attributable to KKR & Co. Inc.	(841,130)	4,666,476	2,002,509

Series A Preferred Stock Dividends	—	23,656	23,288
Series B Preferred Stock Dividends	—	12,991	10,076
Series C Mandatory Convertible Preferred Stock Dividends	69,000	69,000	23,191

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(910,130)	$4,560,829	$1,945,954

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$(1.21)	$7.83	$3.45
Diluted	$(1.21)	$7.31	$3.37
Weighted Average Shares of Common Stock Outstanding
Basic	749,504,970	582,258,984	562,812,883
Diluted	749,504,970	633,092,865	583,685,352
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Years Ended December 31,
	2022	2021	2020
Net Income (Loss)	$(1,023,528)	$12,295,179	$5,117,598

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(8,777,181)	(387,338)	—

Foreign Currency Translation Adjustments	(2,673)	(39,521)	32,658

Comprehensive Income (Loss)	(9,803,382)	11,868,320	5,150,256

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	2,792	4,060	—
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(4,614,663)	7,381,242	3,123,188

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(5,191,511)	$4,483,018	$2,027,068

See notes to financial statements.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2022
	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	(26)
End of Period	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	(5)	(467,020)
End of Period	—	—
Common Stock
Beginning of Period	5,957	595,663,618
Clawback of Transfer Restricted Shares	—	(1,513)
Exchange of KKR Holdings Units	5	467,020
Holdings Merger (See Note 1)	2,667	266,759,143
Net Delivery of Common Stock	34	3,413,354
Conversion of Series C Mandatory Convertible Preferred Stock	—	30
Repurchases of Common Stock	(52)	(5,191,174)
End of Period	8,611	861,110,478
Additional Paid-In Capital
Beginning of Period	8,997,435
Exchange of KKR Holdings Units	14,811
Holdings Merger (See Note 1)	8,131,679
Tax Effects - Holdings Merger and Other (See Note 1)	(1,064,869)
Net Delivery of Common Stock	(65,751)
Repurchases of Common Stock	(346,599)
Equity-Based Compensation	215,711
Change in KKR & Co. Inc.'s Ownership Interest (See Note 23)	307,990
End of Period	16,190,407
Retained Earnings
Beginning of Period	7,670,182
Net Income (Loss) Attributable to KKR & Co. Inc.	(841,130)
Series C Mandatory Convertible Preferred Stock Dividends ($3.00 per share)	(69,000)
Common Stock Dividends ($0.61 per share)	(444,341)
End of Period	6,315,711
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(209,789)
Other Comprehensive Income (Loss)	(4,350,381)
Exchange of KKR Holdings Units	(1,946)
Holdings Merger (See Note 1)	(1,172,442)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 23)	(167,143)
End of Period	(5,901,701)
Total KKR & Co. Inc. Stockholders' Equity	17,728,820
Noncontrolling Interests (See Note 23)	35,778,000
Total Equity	$53,506,820

Redeemable Noncontrolling Interests (See Note 24)	$152,065

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2021
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
Redemption of Series A Preferred Stock	(332,988)	(13,800,000)
Redemption of Series B Preferred Stock	(149,566)	(6,200,000)
End of Period	—	—
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000
End of Period	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,756	275,626,493
Cancellation of Series II Preferred Stock	(169)	(16,900,330)
End of Period	2,587	258,726,163
Common Stock
Beginning of Period	5,729	572,893,738
Private Placement Share Issuance	9	964,871
Exchange of KKR Holdings Units	169	16,900,330
Net Delivery of Common Stock	95	9,383,733
Clawback of Transfer Restricted Shares	—	(16,521)
Repurchases of Common Stock	(45)	(4,462,533)
End of Period	5,957	595,663,618
Additional Paid-In Capital
Beginning of Period	8,687,817
Private Placement Share Issuance	38,454
Exchange of KKR Holdings Units	530,194
Tax Effects - Exchange of KKR Holdings Units and Other	6,929
Net Delivery of Common Stock	(166,939)
Repurchases of Common Stock	(269,665)
Equity-Based Compensation	170,645
End of Period	8,997,435
Retained Earnings
Beginning of Period	3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	4,666,476
Series A Preferred Stock Dividends ($0.843750 per share)	(11,644)
Redemption of Series A Preferred Stock	(12,012)
Series B Preferred Stock Dividends ($1.218750 per share)	(7,557)
Redemption of Series B Preferred Stock	(5,434)
Series C Mandatory Convertible Preferred Stock Dividends ($3.00 per share)	(69,000)
Common Stock Dividends ($0.57 per share)	(331,429)
End of Period	7,670,182
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(18,612)
Other Comprehensive Income (Loss)	(183,458)
Exchange of KKR Holdings Units	(7,719)
End of Period	(209,789)
Total KKR & Co. Inc. Stockholders' Equity	17,582,164
Noncontrolling Interests (See Note 23)	40,474,565
Total Equity	$58,056,729

Redeemable Noncontrolling Interests (See Note 24)	$82,491

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2020
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
End of Period	482,554	20,000,000
Series C Mandatory Convertible Preferred Stock
Beginning of Period	—	—
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	1,115,792	23,000,000
End of Period	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,904	290,381,345
Cancellation of Series II Preferred Stock	(148)	(14,754,852)
End of Period	2,756	275,626,493
Common Stock
Beginning of Period	5,600	560,007,579
Exchange of KKR Holdings Units	148	14,754,852
Net Delivery of Common Stock	83	8,355,264
Clawback of Transfer Restricted Shares	—	(14,284)
Repurchases of Common Stock	(102)	(10,209,673)
End of Period	5,729	572,893,738
Additional Paid-In Capital
Beginning of Period	8,565,919
Exchange of KKR Holdings Units	293,057
Tax Effects - Exchange of KKR Holdings Units and Other	(9,167)
Net Delivery of Common Stock	(78,400)
Repurchases of Common Stock	(246,058)
Equity-Based Compensation	193,750
Transfer of Interests Under Common Control	14,385
Transfer of Oil and Gas Interests (See Note 2)	(45,669)
End of Period	8,687,817
Retained Earnings
Beginning of Period	1,792,152
Net Income (Loss) Attributable to KKR & Co. Inc.	2,002,509
Series A Preferred Stock Dividends ($1.687500 per share)	(23,288)
Series B Preferred Stock Dividends ($1.625000 per share)	(10,076)
Series C Mandatory Convertible Preferred Stock Dividends ($1.008300 per share)	(23,191)
Common Stock Dividends ($0.53 per share)	(297,324)
End of Period	3,440,782
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(41,639)
Foreign Currency Translation	24,559
Exchange of KKR Holdings Units	(1,532)
End of Period	(18,612)
Total KKR & Co. Inc. Stockholders' Equity	13,716,818
Noncontrolling Interests (See Note 23)	27,083,098
Total Equity	$40,799,916
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Activities
Net Income (Loss)	$(1,023,528)	$12,295,179	$5,117,598
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	730,236	529,816	326,758
Net Realized (Gains) Losses - Asset Management	(1,298,506)	(2,382,209)	(162,939)
Change in Unrealized (Gains) Losses - Asset Management	2,964,043	(5,338,714)	(3,479,865)
Capital Allocation-Based (Income) Loss - Asset Management	2,500,509	(6,842,414)	(2,224,100)
Net Investment-Related (Gains) Losses - Insurance	1,035,879	860,165	—
Net Accretion and Amortization	364,162	386,867	(64,154)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	1,245,467	1,740,965	—
Other Non-Cash Amounts	77,780	(102,871)	10,901
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	1,282,677	1,373,597	—
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	685,487	685,802	—
Change in Deferred Policy Acquisition Costs - Insurance	(483,449)	(412,671)	—
Change in Policy Liabilities and Accruals, Net - Insurance	(160,765)	(1,166,726)	—
Change in Consolidation	(66,593)	(373,761)	8,624
Change in Due from / to Affiliates	(459,226)	(431,292)	(214,227)
Change in Other Assets	874,463	465,288	(571,336)
Change in Accrued Expenses and Other Liabilities	(3,122,805)	2,143,039	1,187,516
Investments Purchased - Asset Management	(38,934,027)	(73,509,382)	(47,577,486)
Proceeds from Investments - Asset Management	28,508,937	62,902,614	41,689,017
Net Cash Provided (Used) by Operating Activities	(5,279,259)	(7,176,708)	(5,953,693)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired (See Note 3)	—	(473,779)	—
Acquisition of KJRM, Net of Cash Acquired (See Note 3)	(1,690,702)	—	—
Purchases of Fixed Assets	(85,056)	(102,049)	(142,258)
Investments Purchased - Insurance	(47,191,313)	(58,617,575)	—
Proceeds from Investments - Insurance	35,356,268	49,567,361	—
Other Investing Activities, Net - Insurance	(36,469)	20,494	—
Development of Oil and Natural Gas Properties	—	—	(11,128)
Net Cash Provided (Used) by Investing Activities	(13,647,272)	(9,605,548)	(153,386)

Financing Activities
Series A and B Preferred Stock Dividends	—	(19,201)	(33,364)
Series C Mandatory Convertible Preferred Stock Dividends	(69,000)	(69,000)	(23,191)
Common Stock Dividends	(444,341)	(331,429)	(297,324)
Distributions to Redeemable Noncontrolling Interests	(2,540)	(2,015)	—
Contributions from Redeemable Noncontrolling Interests	69,322	—	—
Distributions to Noncontrolling Interests	(7,039,914)	(7,484,620)	(5,160,539)
Contributions from Noncontrolling Interests	13,622,035	13,847,646	9,242,255
Issuance of Series C Mandatory Convertible Preferred Stock (net of issuance costs)	—	—	1,115,792
Redemption of Series A and B Preferred Stock	—	(500,000)	—
Net Delivery of Common Stock (Equity Incentive Plans)	(65,717)	(166,844)	(78,317)
Repurchases of Common Stock	(346,651)	(269,710)	(246,160)
Private Placement Share Issuance	—	38,463	—
Proceeds from Debt Obligations	20,439,101	30,369,415	16,620,416
Repayment of Debt Obligations	(13,910,767)	(21,473,835)	(11,293,648)
Financing Costs Paid	(33,276)	(128,753)	(42,216)

	Years Ended December 31,
	2022	2021	2020
Additions to Contractholder Deposit Funds - Insurance	22,592,703	14,720,510	—
Withdrawals from Contractholder Deposit Funds - Insurance	(13,315,401)	(8,777,045)	—
Reinsurance Transactions, Net of Cash Provided - Insurance	69,596	610,314	—
Other Financing Activity, Net - Insurance	490,216	98	—
Net Cash Provided (Used) by Financing Activities	22,055,366	20,363,994	9,803,704

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(269,769)	(48,891)	59,416

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$2,859,066	$3,532,847	$3,756,041
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	10,526,304	6,993,457	3,237,416
Cash, Cash Equivalents and Restricted Cash, End of Period	$13,385,370	$10,526,304	$6,993,457

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,699,668	$6,507,874	$3,163,154
Restricted Cash and Cash Equivalents	134,298	485,583	74,262
Total Asset Management	6,833,966	6,993,457	3,237,416
Insurance
Cash and Cash Equivalents	$3,391,934	$—	$—
Restricted Cash and Cash Equivalents	300,404	—	—
Total Insurance	3,692,338	—	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$10,526,304	$6,993,457	$3,237,416

End of the Period
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668	$6,507,874
Restricted Cash and Cash Equivalents	253,431	134,298	485,583
Total Asset Management	6,958,756	6,833,966	6,993,457
Insurance
Cash and Cash Equivalents	$6,118,231	$3,391,934	$—
Restricted Cash and Cash Equivalents	308,383	300,404	—
Total Insurance	6,426,614	3,692,338	—

Cash, Cash Equivalents and Restricted Cash, End of Period	$13,385,370	$10,526,304	$6,993,457

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,500,123	$1,241,886	$1,045,297
Payments for Income Taxes	$764,966	$658,578	$179,915
Payments for Operating Lease Liabilities	$52,184	$46,585	$54,056

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$578,492	$434,278	$327,134
Non-Cash Contribution from Noncontrolling Interests	$84,786	$845,943	$618,452
Non-Cash Distribution to Redeemable Noncontrolling Interests	$—	$(11,399)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$2,022,751	$593,699	$(849,179)
Holdings Merger (See Note 1)	$6,959,322	$—	$—
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$(1,064,869)	$6,929	$(9,167)
Transfer of Oil and Natural Gas Properties	$—	$—	$(69,027)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$159,367	$46,284	$79,116
Investments Acquired through Reinsurance Agreements	$5,552,508	$16,339,358	$—
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$1,547,572	$4,070,473	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$5,542,192	$14,773,306	$—

Change in Consolidation
Investments	$(57,440)	$(5,293,537)	$3,480
Due From Affiliates	$—	$(3,735)	$—
Other Assets	$(59,675)	$(67,255)	$46,892
Debt Obligations	$(50,339)	$(4,502,453)	$259,822
Due to Affiliates	$(174)	$(517)	$—
Accrued Expenses and Other Liabilities	$(4,162)	$(39,428)	$32,494
Noncontrolling Interests	$—	$(1,132,796)	$(239,258)

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of December 31, 2022, KKR & Co. Inc. held indirectly approximately 99.7% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through vested restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage our business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.
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
Reorganization Agreement
On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings L.P. ("KKR Holdings"), KKR Management LLP (which holds the sole outstanding share of Series I preferred stock), KKR Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, some of which were completed on May 31, 2022, and other changes to be completed in the future.
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

Notes to Financial Statements (Continued)
vi.KKR's tax receivable agreement with KKR Holdings was terminated other than with respect to exchanges of KKR Holdings Units prior to the closing of the Reorganization Mergers.
Pursuant to the Reorganization Agreement, the following transactions will occur in the future on the Sunset Date (as defined below):
i.the control of New Parent by KKR Management LLP and the Series I Preferred Stock held by it will be eliminated,
ii.the voting rights for all common stock, including with respect to the election of directors, will be established on a one vote per share basis, and
iii.KKR will acquire control of KKR Associates Holdings, the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool.
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
Acquisition of Global Atlantic Financial Group
In July 2020, KKR and Global Atlantic Financial Group Limited ("GAFG")entered into a strategic transaction whereby KKR agreed to acquire Global Atlantic, a leading retirement and life insurance and reinsurance company. The transaction (the "GA Acquisition"), which closed on February 1, 2021 (the "GA Acquisition Date"), was funded with a combination of: (i) cash on hand, (ii) proceeds from syndication of the equity interests in Global Atlantic to minority co-investors, (iii) proceeds from the offering of $1,150 million of 6.00% Series C Mandatory Convertible Preferred Stock by KKR & Co. Inc. and (iv) proceeds from the offering of $750 million aggregate principal amount of 3.500% Senior Notes due 2050 by KKR Group Finance Co. VIII LLC. Global Atlantic's results are included in KKR's consolidated financial statements commencing from the GA Acquisition Date. Refer to Note 3 for additional information on the transaction.

Notes to Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements (referred to hereafter as the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
KKR consolidates the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds, Global Atlantic’s insurance companies and certain other entities including CFEs. References to Global Atlantic hereafter includes the insurance companies of Global Atlantic, which are consolidated by KKR starting on the GA Acquisition Date (refer to Note 3 "Acquisitions—Acquisition of Global Atlantic" for additional information on the transaction).
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
In addition, in connection with the Global Atlantic acquisition, we organized our business into two segments: Asset Management and Insurance. Global Atlantic’s operations constitute the insurance segment. See Note 22 "Segment Reporting."
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
SIGNIFICANT ACCOUNTING POLICIES - COMMON AMONG ASSET MANAGEMENT AND INSURANCE
Use of Estimates and Risks and Uncertainties
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision and the valuation allowance on deferred tax assets, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, (vi) the valuation of embedded derivatives, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business. Certain events particular to each industry and country in which the portfolio companies conduct their operations, as well as general economic, political, regulatory and public health conditions, may have a material adverse impact on KKR’s investments and profitability. Such events are beyond KKR’s control, and the

Notes to Financial Statements (Continued)
likelihood that they may occur and the effect on KKR's use of estimates cannot be predicted. Actual results could differ from those estimates, and such differences could be material to the financial statements.
Principles of Consolidation
The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have the attributes of an investment company, like investment funds, (iii) CFEs, (iv) Global Atlantic and its insurance companies beginning on February 1, 2021, and (v) other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity. For further information on the acquisition accounting for Global Atlantic see Note 3 "Acquisitions—Acquisition of Global Atlantic".
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
In the fourth quarter of 2021, as a result of the consummation of an all-primary equity offering by KKR Real Estate Finance Trust ("KREF"), KKR no longer owns at least 25% of the outstanding shares of KREF common stock and, as a result, the previous right to have voting power equal to a majority of votes to cast in an election of directors pursuant to the share of special voting preferred stock held by it, as well as its right to nominate at least half of the directors to KREF’s board of directors pursuant to the stock holders agreement between KREF and certain of its stockholders, terminated as of November 1, 2021. As a result of these actions, KKR no longer holds a controlling financial interest in KREF. Upon deconsolidation of KREF in the fourth quarter of 2021, KKR recognized a gain of $54 million, which is included in Net Gains (Losses) from Investment Activities. KKR retained an equity method investment in KREF, for which the fair value option was elected and which is classified as Level I in the fair value hierarchy.
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
For certain consolidated renewable energy partnerships consolidated by Global Atlantic's insurance companies, Global Atlantic uses a hypothetical liquidation at book value ("HLBV") method to allocate income and cash flows based on third-party investors’ claim to net assets, including those for the noncontrolling interests and redeemable noncontrolling interests.
KKR classifies certain noncontrolling interests with redemption features that are not solely within the control of KKR outside of permanent equity on its consolidated statements of financial condition. These redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value in each reporting period.
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
(vi)certain current and former employees who hold exchangeable securities; and
(vii)third parties in KKR's insurance business including GA Rollover Investors (as defined below), GA Co-Investors (as defined below) and third party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.

Notes to Financial Statements (Continued)
For further details see Note 23 "Equity".
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

Notes to Financial Statements (Continued)
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
Key unobservable inputs that have a significant impact on KKR's Level III valuations as described above are included in Note 10 "Fair Value Measurements." KKR utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level III financial instruments. These unobservable pricing inputs and assumptions may differ by financial instruments and in the application of KKR's valuation methodologies. KKR's reported fair value estimates could vary materially if KKR had chosen to incorporate different unobservable pricing inputs and other assumptions or, for certain applicable investments, if KKR only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.
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

Notes to Financial Statements (Continued)
Business Combinations
KKR accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
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
KKR tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below its reportable segments, on an annual basis, or, when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the insurance segment, and goodwill recorded as a result of the acquisition of KJRM has been allocated to the asset management segment.
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
KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at the insurance reporting unit. Based upon this assessment, KKR determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying value. Additionally, the insurance reporting unit had a negative carrying value, which was primarily due to unrealized losses on Global Atlantic's available-for-sale fixed maturity investment portfolio. Global Atlantic expects that substantially all of these unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. As of December 31, 2022, the amount of goodwill allocated to the insurance reporting unit was $501.5 million.

Notes to Financial Statements (Continued)
Intangible Assets
Intangible assets are recorded in Other Assets in the accompanying consolidated statements of financial condition. Finite lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment when impairment indicators are present. The finite lived intangible assets are amortized using the straight-line method over the useful life of the assets which is between 15 to 19 years. The indefinite lived intangible assets are not subject to amortization. Indefinite lived intangible assets are reviewed for impairment on an annual basis and when impairment indicators are present.
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
Fixed Assets, Depreciation and Amortization
Fixed assets consist primarily of corporate real estate, leasehold improvements, furniture and computer hardware. Such amounts are recorded at cost less accumulated depreciation and amortization and are included in Other Assets within the accompanying consolidated statements of financial condition. Depreciation and amortization are calculated using the straight‑line method over the assets' estimated economic useful lives, which for leasehold improvements are the lesser of the lease term or the life of the asset, for KKR's owner occupied corporate real estate is up to 40 years, and 3 to 7 years for other fixed assets.
Foreign Currency
Consolidated entities that have a functional currency that differs from KKR's reporting currency are (i) KKR's investment management and capital markets companies located outside the United States (including KJRM, which is located in Japan) and (ii) certain CFEs. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency income or expenses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within Occupancy and Related Charges in the accompanying consolidated statements of operations. The ROU assets are included in Other Assets and the lease liabilities are included in Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. See Note 15 "Other Assets and Accrued Expenses and Other Liabilities."

Notes to Financial Statements (Continued)
Comprehensive Income (Loss)
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying consolidated financial statements, comprehensive income is recorded net of income taxes and is comprised of (i) Net Income (Loss), as presented in the consolidated statements of operations, (ii) unrealized gains (losses) on available-for-sale securities and other and (iii) foreign currency translation.
The tax benefit related to items of other comprehensive income (loss) was $1,896 million, $88 million, and $0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Deferred tax assets, which are recorded in Other Assets within the consolidated statements of financial condition, are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include the ability to carry back losses, future reversals of existing temporary differences, tax planning strategies, and expectations of future earnings.
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
Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock
Net Income (Loss) attributable to KKR per share of common stock (Basic) is computed by dividing earnings (losses) attributable to KKR common stockholders by the weighted average number of common shares outstanding for the period and it represents net income (loss) applicable to KKR reduced by preferred stock dividends. Net Income (Loss) attributable to KKR per share of common stock (Diluted) reflects the assumed conversion of all dilutive securities.
For further information on net income (loss) per common share, see Note 14 "Net Income (Loss) Attributable to KKR & Co. Inc. per Share of Common Stock" to the financial statements.

Notes to Financial Statements (Continued)

SIGNIFICANT ACCOUNTING POLICIES - ASSET MANAGEMENT
The significant accounting policies applicable to KKR’s asset management business are described below.
Investments
Investments consist primarily of private equity, credit, investments of consolidated CFEs, real assets, equity method and other investments. Investments denominated in currencies other than the entity's functional currency are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the consolidated statements of operations. Security and loan transactions are recorded on a trade date basis. Further disclosure on investments is presented in Note 8 "Investments."
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

Notes to Financial Statements (Continued)
Energy Investments held by KKR
On August 18, 2020, KKR transferred all the working and royalty interests in oil and natural gas properties, which were directly held by KKR and not held through investment funds, into a consolidated investment fund. Before the transfer, oil and natural gas activities were accounted for under the successful efforts method of accounting and such working and royalty interests were consolidated based on the proportion of the working and royalty interests held by KKR. Subsequent to the transfer, such working and royalty interests are carried at fair value in accordance with ASC 946, Financial Services - Investment Companies, and recorded within investments in the consolidated statements of financial condition. Any changes in fair value are recorded within Net Gains (Losses) from Investment Activities in the consolidated statements of operations. No gain or loss has been recorded in the consolidated statement of operations as result of the transfer. KKR recognized the differential between the net carrying value of such working and royalty interests and the fair value at the time of the transfer within stockholders' equity. This transaction resulted in an adjustment to KKR Group Partnership's equity, and accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings were adjusted for their proportionate share based on their ownership in KKR Group Partnership at the time of transfer. The fair value was determined in accordance with KKR’s Level III Valuation Methodologies.
Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable until the occurrence of certain qualifying events as defined in ASC 825, when KKR has, in addition to the ability to elect or the option to cease applying the fair value option to an eligible item to which it was previously applied. and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain private equity, real assets, credit, investments of consolidated CFEs, equity method - other and other financial instruments not held through a consolidated investment fund. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the consolidated statements of operations.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2022, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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

Notes to Financial Statements (Continued)
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
Derivative instruments
Freestanding derivatives are instruments that KKR's asset management business and certain of its consolidated funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.
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
(2)For amounts classified in Other Assets, see Note 15 "Other Assets and Accrued Expenses and Other Liabilities." For amounts classified in Due from Affiliates, see Note 21 "Related Party Transactions."

Management Fees
KKR provides investment management services to investment funds, CLOs, and other vehicles and entities in exchange for a management fee. Management fees are generally determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed, capital invested or net asset value during the investment period, if applicable. Thereafter, management fees are generally based on a percentage of remaining invested capital, net asset value, gross assets or as otherwise defined in the respective contractual agreements. Since some of the factors that cause the fees to fluctuate are outside of KKR's control, management fees are considered to be constrained and are therefore not included in the transaction price. Revenue recognized for the investment management services provided is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and the uncertainty for that period is resolved.

Notes to Financial Statements (Continued)
Management fees earned from KKR's consolidated investment funds and other vehicles and entities are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR and KKR’s stockholder’s equity would be unchanged, if such investment funds and other vehicles were not consolidated.
Management fee calculations based on committed capital or invested capital are mechanical in nature and therefore do not require the use of significant estimates or judgments. Management fee calculations based on net asset value, total assets, or investment fair value depend on the fair value of the underlying investments within the investment vehicle.
Fee Credits
Under the terms of the management agreements with certain of its investment funds, KKR is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with pursuing potential investments that do not result in completed transactions ("broken-deal expenses") and generally amount to 80% for older funds formed on or prior to January 1, 2015, or 100% for newer funds, of allocable monitoring and transaction fees after broken-deal expenses are recovered, although the actual percentage may vary from fund to fund. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees, transaction fees and broken-deal expenses. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee credits are recorded as a reduction of revenues in the consolidated statement of operations. Fee Credits owed to investment funds are recorded in Due to Affiliates on the consolidated statements of financial condition. See Note 21 "Related Party Transactions."
Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings, and provides other types of capital markets services for companies seeking financing in its Capital Markets business line and (ii) provides advisory services in connection with successful Private Equity, Real Assets and Credit and Liquid Strategies business line portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) for Capital Markets business line transactions, a percentage of the overall transaction size and (ii) for Private Equity, Real Assets and Credit and Liquid Strategies business line transactions, a percentage of either total enterprise value of an investment or a percentage of the aggregate price paid for an investment. After the contract is established, there are no significant judgments made when determining the transaction price.
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
Incentive Fees
KKR provides investment management services to certain investment funds, CLOs and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when KKR is not entitled to a carried interest. Incentive fee rates generally range from 10% to 20% of investment gains. Incentive fees are considered a form of variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of each fund's measurement period when the performance-based incentive fees become fixed and determinable. Incentive fees are generally paid within 90 days of the end of the investment vehicles' measurement period. After the contract is established, there are no significant judgments made when determining the transaction price.
Incentive fees earned from KKR's consolidated investment funds, CLOs, and other vehicles are eliminated in consolidation. However, because these amounts are funded by, and earned from, noncontrolling interests, KKR's allocated share of the net income from the consolidated investment funds, CLOs, and other vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated.

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
To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, KKR typically pays discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of segment (i) management fees and other fee revenues (including incentive fees), (ii) realized carried interest and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at KKR’s sole discretion and vary by individual to individual and from period to period, including having no cash bonus. KKR accrues discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when KKR makes the decision to pay discretionary cash bonuses and is based upon a number of factors including the recognition of segment fee revenues, realized carried interest, realized investment income and other factors determined during the year.
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
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Most of these awards are subject to service-based vesting typically over a three to five-year period from the date of grant, while in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements. KKR considers both historical volatility and implied volatility in estimating expected volatility. All these awards are equity-classified and the related expense is recognized in Compensation and Benefits. The total tax benefit recognized in the income statement for equity based compensation was $26.6 million, $66.9 million, and $26.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain employees who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year.

Notes to Financial Statements (Continued)
General, Administrative and Other
General, administrative and other expense consists primarily of professional fees paid to legal advisors, accountants, advisors and consultants, insurance costs, travel and related expenses, communications and information services, depreciation and amortization charges, broken-deal expenses, placement fees and other general operating expenses. A portion of these general administrative and other expenses, in particular broken-deal expenses, are borne by fund investors.
Investment Income
Investment income consists primarily of the net impact of:
i.Realized and unrealized gains and losses on investments, securities sold short, derivatives and debt obligations of consolidated CFEs which are recorded in Net Gains (Losses) from Investment Activities. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized.
ii.Foreign exchange gains and losses relating to mark‑to‑market activity on foreign exchange forward contracts, foreign currency options and foreign denominated debt which are recorded in Net Gains (Losses) from Investment Activities.
iii.Dividends, which are recognized on the ex‑dividend date, or, in the absence of a formal declaration of a record date, on the date it is received.
iv.Interest income, which is recognized as earned.
v.Interest expense, which is recognized as incurred.

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
PCD securities are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. Global Atlantic considers an AFS fixed maturity security to be PCD if there are indicators of a credit loss at the acquisition date or, in the case of structured securities, if there is a significant difference between contractual cash flows and expected cash flows at acquisition. PCD securities also include those AFS fixed maturity securities previously held by Global Atlantic that were similarly assessed at the time of the GA acquisition. The initial amortized cost for a PCD security equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a discounted cash flow method based on the best estimate of the present value of cash flows expected to be collected. After purchase, the accounting for a PCD security is generally consistent with that applied to all other securities.
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

Notes to Financial Statements (Continued)
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
Global Atlantic consolidates investment partnerships and other entities when it has a controlling financial interest. The results of certain consolidated investment entities are reported on a one to three month lag and intervening events are evaluated for materiality and recognition by disclosure or otherwise, as appropriate.
Included in other investments are Global Atlantic’s investments in renewable energy entities, including partnerships and limited liability companies. Respective investments are consolidated when Global Atlantic has a controlling financial interest, or are accounted for using the equity method of accounting when Global Atlantic has the ability to exercise significant influence but not control. These investments involve tiered capital structures that facilitate a waterfall of returns and allocations to ensure the efficient use of tax credits. A conventional income statement oriented approach to the equity method of accounting, or to the recognition of noncontrolling interests (when Global Atlantic is consolidating the investment), based on ownership percentages does not accurately reflect the proper allocation of income and cash flows for these investments. Instead, Global Atlantic uses the HLBV which is a balance sheet oriented approach to the equity method of accounting and to the recognition of noncontrolling interests that allocates income and cash flows based on changes to each investor’s claim to net assets assuming a liquidation of the investee as of each reporting date, including an assessment of the likelihood of liquidation in determining the contractual provisions to utilize when applying the HLBV method.
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
Global Atlantic has investments in real estate held in consolidated investment companies that account for such real estate at fair value under investment company accounting, and this specialized accounting is retained in consolidation. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Certain real estate investments are valued based on ranges of valuations determined by independent valuation firms. Net rental income on the investments in real estate is recognized in net investment income and changes in the fair value of real estate are recognized in net investment-related gains (losses) in the consolidated statements of operations.
Investments in Federal Home Loan Bank ("FHLB") common stock are also included in other investments in the consolidated statements of financial condition and are accounted at cost.
Derivative instruments
Derivatives are instruments that derive their values from underlying asset prices, indices, foreign exchange rates, reference rates and other inputs or a combination of these factors. Derivatives may be privately negotiated contracts, which are usually referred to as over-the-counter ("OTC") derivatives, or they may be listed and traded on an exchange ("exchange-traded"). Global Atlantic’s derivative instruments are primarily used to hedge certain risks, including interest rate risk, equity market risk and foreign exchange risk. Where certain criteria are met, some of these hedging arrangements may achieve hedge accounting.

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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
Mortgage and other loan receivables
Global Atlantic updates its estimate of the expected credit losses on its investments in mortgage and other loan receivables each quarter. For loans that share similar risk characteristics, expected credit losses are measured on a pool basis. For loans that do not share similar risk characteristics, expected credit losses are measured individually. Loans subject to individual evaluation include those loans that are collateral dependent where the borrower is experiencing financial difficulty. For these collateral dependent loans, expected credit losses are measured as the difference between the fair value of the collateral (less costs to sell, where the collateral is to be sold) and the amortized cost basis of the loan.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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
Fixed-rate and fixed-indexed annuities
Contractholder deposits fund reserves for fixed-indexed annuities ("FIA") earning a fixed rate of interest and certain other fixed-rate annuity products are computed under a retrospective deposit method and represent policyholder account balances before applicable surrender charges. For certain fixed-rate annuity products, an additional reserve was established for above market interest rate guarantees upon acquisition. These reserves are amortized on a straight-line basis over the remaining guaranteed interest rate period.
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
Global Atlantic issues registered index-linked annuity ("RILA") contracts, which are similar to FIAs that offer the policyholder the opportunity to participate in the performance of a market index, subject to a cap or adjusted for a participation rate. In contrast to the FIA, the RILA enables policyholders to earn higher returns but with the risk of loss to principal and related earnings. In particular, if performance of the market indices is negative, the policyholder may potentially realize losses, subject to downside protection in the form of either a "buffer" or a "floor" specified in the contract. A "buffer" is protection from downside performance up to a certain percentage, typically 10 percent, with uncapped losses thereafter. A "floor" is protection from downside performance in excess of the "floor", e.g., if the floor is 10% then the policyholder absorbs losses up to 10% but not in excess.

Notes to Financial Statements (Continued)
The RILA is accounted for similar to the FIA. The RILA host contract is calculated at the inception of the contract as the value of the initial premium minus the value of the index option, which is an embedded derivative. That initial host value is then accreted to the guaranteed surrender value at the end of the surrender charge period. The RILA index option, which is an embedded derivative, is required to be measured at fair value. Fair value represents the policyholders’ expected participation in future increases in the relevant index and is calculated as the excess cash flows from the indexed crediting feature above the guaranteed cash flows. The excess cash flows are based on the option budget methodology whereby the indexed account is projected to grow by the option budget. A key difference from a standard FIA product is that the RILA policyholder can lose principal on this investment. Therefore, it is possible that the embedded derivative can become negative. An option budget will be calculated depending on the product type and strategy. The growth in the indexed account will be projected based on the value of the options dependent upon the strategy and associated hedge construction. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected withdrawal and surrender activity, benefit utilization and the level and limits on contract participation in any future increases in the respective index option. The account value liability and embedded derivative are recorded in policy liabilities in the consolidated statements of financial condition, with changes in value of the liabilities recorded in policy benefits and claims in the consolidated statements of operations.
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

Notes to Financial Statements (Continued)
Payout annuities
Payout annuities include single premium immediate annuities, annuitizations of deferred annuities and structured settlements. These contracts subject the insurer to risks over a period that extends beyond the period or periods in which premiums are collected. These contracts may be either non-life contingent or life contingent. Non-life contingent annuities are accounted for as financial instruments. For life contingent annuities, Global Atlantic records a liability at the present value of future annuity payments and estimated future expenses calculated using expected mortality and costs, and interest assumptions. Any gross premiums received in excess of the net premium is the DRL and is recognized in income in a constant relationship with the amount of expected future payments. The liabilities for DRL are included in policy liabilities in the consolidated statements of financial condition. The change in DRL is included in policy benefits and claims in the consolidated statements of operations.
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
Global Atlantic holds additional liabilities for universal life products with secondary guarantees, sometimes referred to as no-lapse guarantees. For these products, the fair value of the embedded derivative is the present value of the best estimate option budget projection minus the guaranteed surrender benefits over the life of the contract. The additional liabilities are measured using the benefit ratio approach where excess benefits are spread over the life of the contract based on assessments collected from the policyholder. Generally, total expected excess benefit payments are the aggregate of death claims after the policyholder account value is exhausted. The exception is when the cost of insurance charges is insufficient to produce consistently positive earnings in the future. In this case, all death benefits are deemed to be excess benefits.
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

Notes to Financial Statements (Continued)
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
Outstanding claims
Outstanding claims include amounts payable relating to in course of settlement and incurred but not reported claim liabilities. In course of settlement claim liabilities are established for policies when Global Atlantic is notified of the death of the policyholder, but the claim has not been paid as of the reporting date. Incurred but not reported claim liabilities are determined using studies of past experience and are estimated using actuarial assumptions of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed, and the ultimate liability may vary significantly from the amounts initially recognized, which are reflected in net income in the period in which they are determined. Changes in policyholder and contract claims are recorded in policy benefits and claims in the consolidated statements of operations.
Closed blocks
Through its insurance companies, Global Atlantic has acquired several closed blocks of participating life insurance policies. Global Atlantic has elected to account for the closed block policy liabilities using the fair value option.
The assets and cash flow generated by the closed blocks inure solely to the benefit of the holders of policies included in the closed blocks. All closed block assets will ultimately be paid out as policyholder benefits and through policyholder dividends. In the event that the closed blocks’ assets are insufficient to satisfy the benefits of the closed blocks, general assets of Global Atlantic would be used to meet the contractual benefits to the closed blocks’ policyholders.
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
Reinsurance
Consistent with the overall business strategy, Global Atlantic assumes certain policy risks written by other insurance companies on a coinsurance, modified coinsurance or funds withheld coinsurance basis. Reinsurance accounting is applied for assumed transactions when risk transfer provisions have been met. To meet risk transfer requirements, a long-duration reinsurance contract must transfer mortality or morbidity risks, and subject the reinsurer to a reasonable possibility of a significant loss. Those contracts that do not meet risk transfer requirements are accounted for using deposit accounting.

Notes to Financial Statements (Continued)
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
For funds withheld and modified coinsurance agreements, Global Atlantic has the right to receive or obligation to pay the total return on assets supporting the funds withheld receivable at interest or funds withheld payable at interest. This indirectly exposes Global Atlantic to the credit risk of the underlying assets. As a result, funds withheld coinsurance and modified coinsurance agreements are viewed as total return swaps and treated as embedded derivatives. Embedded derivatives are required to be separated from the host contracts and measured at fair value with changes in fair value recognized in net income. Generally, the embedded derivative is measured as the difference between the fair value of the underlying assets and the carrying value of the host contract at the balance sheet date. The fair value of the embedded derivative is included in the funds withheld receivable at interest or the funds withheld payable at interest on the consolidated balance sheets. Changes in the fair value of the embedded derivative are reported in operating activities on the consolidated statements of cash flows.
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
Global Atlantic primarily earns revenues from premiums, policy fees, income from investments, and other administration, management, and distribution fees. For the year ended December 31, 2022, Global Atlantic’s revenue was sourced in its entirety from the Americas (100%), based on the geographic region of the reporting subsidiary company. Additionally, none of Global Atlantic’s customers contributed more than 10% of KKR's total consolidated revenues and predominantly all of Global Atlantic’s fixed assets are located in the United States.

Notes to Financial Statements (Continued)
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
Global Atlantic measures compensation cost for liability-classified share-based payment awards or other deferred compensation plans using the fair value method, beginning on the grant date, and re-measures the fair value of the awards at each reporting period until the awards are settled. Accrued compensation expense is recognized, net of an estimated forfeiture rate, in general, administrative and other expenses in the consolidated statements of operations and within accrued expenses and other liabilities in the consolidated statements of financial condition.
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
See Note 8 “Investments” for additional information on loan modifications.

Notes to Financial Statements (Continued)
Reference rate reform
In March 2020, the FASB issued new guidance to ease the accounting implications of the transition away from the London Interbank Offering Rate ("LIBOR") and other reference rates, which were discontinued in 2021 (other than for U.S. dollar LIBORs, which have been excluded until June 2023, except for one-week and two-month tenors). The new guidance offers a variety of optional expedients and exceptions related to accounting for contract modifications and hedging relationships. These expedients and exceptions apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. As amended, the new guidance is effective for contract modifications made and hedging relationships existing or entered into from January 1, 2020 through December 31, 2024. In the first quarter 2022, KKR elected to adopt the new guidance and, for the modifications that have occurred to date, the adoption of the guidance has not had a material impact on KKR’s consolidated financial statements.
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
On January 1, 2023, KKR adopted this guidance using the retrospective approach back to the transition date, or January 1, 2021, for the liability for future policy benefits, deferred acquisition costs and market risk benefits. The adoption of this guidance had no impact on retained earnings and accumulated other comprehensive income (loss) as of our transition date due to the purchase accounting associated with KKR's acquisition of Global Atlantic on February 1, 2021. However, net VOBA is expected to increase by $420 million to $520 million, offset by adjustments to insurance liabilities due to low market interest rates at the transition date, which resulted in a higher valuation of the market risk benefit liability and liability for future policy benefits.
Under the new insurance accounting standard, the estimated impact to shareholders’ equity as of December 31, 2021 is an increase of between $60 million and $160 million, which was driven by higher market interest rates causing market risk benefits and liability for future policy benefits to decrease. This reflects an increase to accumulated other comprehensive income of between $(10) million and $40 million and an increase to retained earnings of between $70 million and $120 million.
KKR expects the adoption to increase shareholders' equity, accumulated other comprehensive income and retained earnings as of, and for the year ended December 31, 2022, due to higher market interest rates, partially offset by lower equity markets.

Notes to Financial Statements (Continued)
The new guidance is expected to increase volatility in our financial statements primarily because certain policy liabilities will be remeasured each quarter, either at fair value or using current market discount rates, with changes recorded in either net income or other comprehensive income. In addition, the new guidance is expected to have a significant impact on KKR’s systems, processes and controls.
Troubled debt restructurings and vintage disclosures
In March 2022, the FASB issued new guidance regarding the modification of receivables, which affects their recognition and measurement. The guidance eliminates the concept of troubled debt restructurings and instead requires all modifications to be analyzed to determine whether they result in a new receivable or a continuation of an existing receivable. The guidance also makes related updates to the measurement of expected credit losses for receivables. The new guidance requires additional disclosures for receivable modifications involving borrowers experiencing financial difficulty as well as disclosure of loan charge-offs by origination year or vintage. For entities that have already adopted ASC 326 (addressing credit losses on financial instruments), the guidance is effective for fiscal years beginning after December 15, 2022, including interim period within those fiscal years. Early adoption is permitted. The adoption of this accounting standard is not expected to have a material impact on the Company's consolidated financial statements.

Notes to Financial Statements (Continued)
3. ACQUISITIONS
Acquisition of Mitsubishi Corp-UBS Realty Inc.
On March 17, 2022, KKR entered into an agreement to acquire all of the outstanding shares of Mitsubishi Corp.-UBS Realty Inc. (“MC-UBSR”) from Mitsubishi Corporation and UBS Asset Management in an all-cash transaction valued at ¥227 billion (which was approximately $1.7 billion at such time) (the “KJRM Acquisition”). On April 28, 2022, KKR completed the acquisition of MC-UBSR, which changed its name to KJR Management ("KJRM"). KJRM is a real estate asset manager in Japan that manages two Tokyo Stock Exchange-listed real estate investment trusts ("REITs"): Japan Metropolitan Fund Investment Corporation, which is primarily focused on retail, offices, hotels and other assets located in urban areas in Japan, and Industrial & Infrastructure Fund Investment Corporation, which is primarily focused on industrial and infrastructure properties in Japan. The KJRM Acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").
KKR plans to continue the existing strategy and business of KJRM. The acquisition is expected to enhance KJRM’s leading real estate asset management business with potential opportunities for organic and inorganic growth and scale in Japan.
In connection with the acquisition, KKR allocated an amount of $1,733 million to the fair value of KJRM’s investment management contracts and recognized approximately $530 million of deferred tax liabilities resulting from the difference in book and tax basis of such intangible assets as of the acquisition date. Intangibles are based upon third-party valuations using the excess earnings method, which derives value based on the present value of the cash flow attributable to the investment management contracts, less returns for contributory assets. The significant assumptions used in the valuation of the intangible assets acquired are unobservable and include (i) the asset's estimated useful life, (ii) the projected assets under management, (iii) the projected revenue growth rates, and (iv) the discount rate.
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
Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any changes to the provisional values of assets acquired and liabilities assumed that occur in subsequent periods. KKR finalized the purchase price allocation in December 2022. No measurement period adjustments to reflect new information obtained about facts and circumstances that existed as of the acquisition date were recorded.
Revenues and earnings for year ended December 31, 2022 attributable to KJRM after the completion of the KJRM Acquisition were determined to be immaterial. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.

Notes to Financial Statements (Continued)
Acquisition of Global Atlantic
On July 7, 2020, indirect subsidiaries of KKR & Co. Inc., namely Magnolia Parent LLC and Magnolia Merger Sub Limited, entered into an Agreement and Plan of Merger (the “GA Merger Agreement”) with GAFG, Global Atlantic Financial Life Limited ("GAFLL"), LAMC LP, and Goldman Sachs & Co. LLC, solely in its capacity as the Equity Representative (as defined in the GA Merger Agreement). Pursuant to the GA Merger Agreement, at the closing of the GA Acquisition, among other things, GAFG continued as the surviving entity in its merger with Magnolia Merger Sub Limited and became a direct subsidiary of Magnolia Parent LLC, which subsequently changed its name to The Global Atlantic Financial Group LLC.
On February 1, 2021, the GA Acquisition was completed, and KKR acquired all of the voting interests in Global Atlantic and an economic ownership of 61.1% of Global Atlantic prior to certain post-closing purchase price adjustments discussed below and after taking into account GA Rollover Investors’ and GA Co-Investors’ (each as defined below) equity ownership of Global Atlantic. In addition to entering into the retirement and life insurance business through KKR's indirect ownership of Global Atlantic's insurance companies, KKR's flagship investment management company became the investment adviser for Global Atlantic’s insurance companies, which increases KKR’s presence in the insurance community. Furthermore, the transaction allows Global Atlantic to gain access to KKR’s origination and asset management capabilities.
Under the GA Merger Agreement, KKR agreed to pay former shareholders of GAFG an amount in cash equal to 1.0x U.S. GAAP Shareholders’ Equity of GAFG, excluding Accumulated Other Comprehensive Income and subject to certain other purchase price adjustments ("GA Book Value," determined as $4.7 billion as of February 1, 2021 for purposes of the purchase price determination). The amount of consideration payable by KKR was reduced by the amount of equity rolled over by certain former shareholders of GAFG who elected to continue their equity ownership in Global Atlantic at closing ("GA Rollover Investors"). In addition, KKR syndicated equity interests in Global Atlantic to minority co-investors ("GA Co-Investors"), which also had the effect of reducing the amount of consideration payable by KKR at closing. The purchase price is as follows (in thousands)

Cash consideration paid by KKR	$2,914,455
GA Co-Investors and GA Rollover Investors	1,824,239
Total Purchase Price	$4,738,694
The purchase price paid at closing was subject to certain post-closing adjustments, which were finalized in June 2021, and KKR and certain GA Co-Investors paid incremental amounts of $55 million and $3 million, respectively ($58 million in total). As a result of the post-closing adjustments, KKR's economic ownership of Global Atlantic increased from 61.1% at closing to 61.5%. In December 2022, KKR increased its ownership percentage in Global Atlantic to 63.3% as result of equity capital raised by Global Atlantic (see Note 23 "Equity" for further information).
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

Notes to Financial Statements (Continued)
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the GA Acquisition Date:

February 1, 2021
($ in thousands)
Consideration Transferred
Cash Consideration paid by KKR	$2,914,455
GA Co-Investors	978,296
GA Rollover Investors	845,943
Settlement of pre-existing relationships(1)	(60,200)
Total Consideration Transferred(2)	$4,678,494

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash, Cash Equivalents and Restricted Cash	$3,358,772
Investments	99,544,755
Reinsurance Recoverable	15,753,030
Insurance Intangible Assets	1,024,520
Other Assets(3)	3,325,652
Separate Account Assets	5,371,060
Policy Liabilities	(100,374,765)
Debt Obligations	(1,450,920)
Funds Withheld Payable at Interest	(13,800,969)
Accrued Expenses and Other Liabilities	(2,735,811)
Reinsurance Liabilities	(180,573)
Separate Account Liabilities	(5,371,060)
Total Identifiable Net Assets	4,463,691
Redeemable Noncontrolling interests(4)	(91,845)
Other Noncontrolling interests(4)	(190,405)
Goodwill	$497,053
(1)Represents KKR debt obligations held by Global Atlantic at the GA Acquisition Date.
(2)At the GA Acquisition Date, the transaction was funded with a combination of (i) cash on hand by KKR, (ii) cash proceeds from syndication of the equity interests in Global Atlantic to minority co-investors and equity rolled over from certain former Global Atlantic shareholders. The equity held by GA co-investors and rollover investors are presented as noncontrolling interests in the financial statements. Acquisition of Global Atlantic, Net of Cash Acquired in the consolidated statements of cash flows represents the Total Consideration Transferred (excluding GA Rollover Investors) net of acquired Cash and Cash Equivalents and Restricted Cash and Cash Equivalents.
(3)Includes $1.0 billion of deferred tax assets recognized from the step-up in basis under purchase accounting.
(4)Represents the fair value of Noncontrolling Interests in consolidated renewable energy entities held by Global Atlantic on the GA Acquisition Date. Such interests do not represent ownership interests held by GA Rollover Investors or GA Co-Investors in Global Atlantic's equity.

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

Notes to Financial Statements (Continued)
Investments
Global Atlantic’s investment portfolio primarily consists of fixed maturity securities, mortgage and other loan receivables, equity securities, and investments in real assets such as renewable energy and transportation assets. All of the assets included within the investment portfolio were measured and reported at their fair values on the GA Acquisition Date consistent with the valuation methodologies discussed in Note 2 "Summary of Significant Accounting Policies". As a result, the cost basis of each respective investment was reset to equal fair value on the GA Acquisition Date.
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
As of the GA Acquisition Date, Global Atlantic's financial results are reflected in these financial statements. Global Atlantic's revenues of $6.5 billion and net income before allocation to noncontrolling interest holders of $406.4 million are included in the consolidated statement of operations for the year ended December 31, 2021.
Pro- Forma Financial Information
Pro-forma financial information for the year ended December 31, 2021 and December 31, 2020 is presented below. Pro-forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the GA Acquisition and assume the GA Acquisition occurred as of January 1, 2020. The pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the GA Acquisition been completed as of January 1, 2020.

	Year ended December 31,
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

Notes to Financial Statements (Continued)
4. REVENUES - ASSET MANAGEMENT
For the years ended December 31, 2022, 2021 and 2020, respectively, Asset Management revenues consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Management Fees	$1,682,466	$1,301,975	$965,664
Fee Credits	(532,355)	(464,594)	(299,415)
Transaction Fees	1,316,637	1,552,621	950,205
Monitoring Fees	131,750	134,472	127,907
Incentive Fees	33,537	55,701	10,404
Expense Reimbursements	102,927	178,572	149,522
Oil and Gas Revenue	—	—	21,054
Consulting Fees	86,665	91,407	81,450
Total Fees and Other	2,821,627	2,850,154	2,006,791

Carried Interest	(2,068,662)	5,388,354	1,719,527
General Partner Capital Interest	(431,847)	1,454,060	504,573
Total Capital Allocation-Based Income (Loss)	(2,500,509)	6,842,414	2,224,100

Total Revenues - Asset Management	$321,118	$9,692,568	$4,230,891
KKR earns management fees, incentive fees and capital allocation-based income (loss) from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and KKR also earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31, 2022, 2021, and 2020, over 10% of consolidated revenues were earned in the United States.
For the year ended December 31, 2022, $1.7 billion, $0.5 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2021, $1.5 billion, $0.7 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2020, $0.9 billion, $0.6 billion, and $0.5 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
For the year ended December 31, 2022, $(1.6) billion, $0.1 billion, and $(1.0) billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2021, $4.9 billion, $0.5 billion, and $1.4 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2020, $1.5 billion, $0.3 billion, and $0.4 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle.
For the year ended December 31, 2022, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total fees and other representing approximately $0.2 billion. For the year ended December 31, 2022, revenues from three of KKR’s flagship private equity funds contributed more than 10% of KKR's total capital allocation-based income (loss) representing approximately $(2.6) billion. For the year ended December 31, 2021, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $4.5 billion of total consolidated revenues. For the year ended December 31, 2020, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $1.6 billion of total consolidated revenues.

Notes to Financial Statements (Continued)
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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	For the Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$784,736	$(1,541,242)	$(756,506)
Credit (1)	(168,025)	(470,254)	(638,279)
Investments of Consolidated CFEs (1)	(69,234)	(1,437,482)	(1,506,716)
Real Assets (1)	323,901	220,207	544,108
Equity Method - Other (1)	73,317	(298,100)	(224,783)
Other Investments (1)	29,490	(661,967)	(632,477)
Foreign Exchange Forward Contracts and Options (2)	389,371	(26,406)	362,965
Securities Sold Short (2)	89,705	11,010	100,715
Other Derivatives (2)	(32,614)	39,404	6,790
Debt Obligations and Other (3)	(122,141)	1,200,787	1,078,646
Net Gains (Losses) From Investment Activities	$1,298,506	$(2,964,043)	$(1,665,537)

	For the Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$1,694,796	$2,679,388	$4,374,184
Credit (1)	148,301	(111)	148,190
Investments of Consolidated CFEs (1)	62,075	134,174	196,249
Real Assets (1)	489,613	260,728	750,341
Equity Method - Other (1)	477,344	618,906	1,096,250
Other Investments (1)	(334,948)	949,664	614,716
Foreign Exchange Forward Contracts and Options (2)	(28,829)	574,067	545,238
Securities Sold Short (2)	38,698	27,773	66,471
Other Derivatives (2)	(148,245)	71,211	(77,034)
Debt Obligations and Other (3)	(16,596)	22,914	6,318
Net Gains (Losses) From Investment Activities	$2,382,209	$5,338,714	$7,720,923

	For the Year Ended December 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$951,361	$3,655,820	$4,607,181
Credit (1)	(86,512)	(164,764)	(251,276)
Investments of Consolidated CFEs (1)	(188,506)	102,798	(85,708)
Real Assets (1)	36,784	(122,147)	(85,363)
Equity Method - Other (1)	(137,649)	652,334	514,685
Other Investments (1)	(335,841)	156,396	(179,445)
Foreign Exchange Forward Contracts and Options (2)	123,681	(455,777)	(332,096)
Securities Sold Short (2)	(145,137)	(22,747)	(167,884)
Other Derivatives (2)	(95,831)	(106,913)	(202,744)
Debt Obligations and Other (3)	40,589	(215,135)	(174,546)
Net Gains (Losses) From Investment Activities	$162,939	$3,479,865	$3,642,804
(1)See Note 8 "Investments."
(2)See Note 9 "Derivatives" and Note 15 "Other Assets and Accrued Expenses and Other Liabilities."
(3)See Note 17 "Debt Obligations."

Notes to Financial Statements (Continued)
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
The components of net investment income were as follows:

	Years Ended December 31,
	2022	2021
Fixed maturity securities – interest and other income	$3,257,226	$2,262,326
Mortgage and other loan receivables	1,572,308	952,951
Investments in transportation and other leased assets	281,941	208,057
Investments in renewable energy	206,566	142,095
Investments in real estate	116,975	16,101
Short-term and other investment income	119,476	54,785
Income assumed from funds withheld receivable at interest	91,608	79,989
Policy loans	31,433	35,411
Equity securities – dividends and other income	—	1,492
Income ceded to funds withheld payable at interest	(954,763)	(461,505)
Gross investment income	4,722,770	3,291,702
Less investment expenses:
Investment management and administration	364,609	272,321
Transportation and renewable energy asset depreciation and maintenance	215,672	171,306
Interest expense on derivative collateral and repurchase agreements	24,243	2,452
Net investment income	$4,118,246	$2,845,623
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
Net investment-related gains (losses) were as follows:

	Years Ended December 31,
	2022	2021
Realized gains on equity investments	$—	$511,247
Realized losses on available-for-sale fixed maturity debt securities	(559,987)	(201,411)
Credit loss allowances on available-for-sale securities	(57,411)	25,316
Credit loss allowances on mortgage and other loan receivables	(369,296)	(252,979)
Allowances on unfunded commitments	(34,112)	(21,675)
Unrealized losses on fixed maturity securities classified as trading	(2,603,874)	(118,714)
Unrealized gains on investments recognized under the fair-value option	60,237	39,758
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(42,870)	35,418
Net gains on derivative instruments	2,346,747	222,745
Realized gains (losses) on funds withheld at interest payable portfolio	38,074	(30,015)
Realized (losses) gains on funds withheld at interest receivable portfolio	(3,176)	12,418
Other realized losses	(92,822)	(18,355)
Net investment-related (losses) gains	$(1,318,490)	$203,753

Notes to Financial Statements (Continued)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period(1)	$3,238	$84,895	$88,133	$—	$120,895	$120,895
Initial impairments for credit losses recognized on securities not previously impaired	791	68,943	69,734	3,238	55,271	58,509
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	707	707	—	8,072	8,072
Accretion of initial credit loss allowance on PCD securities	—	1,847	1,847	—	2,782	2,782
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(11,925)	(11,925)	—	(18,300)	(18,300)
Net additions / reductions for securities previously impaired	5,110	(17,433)	(12,323)	—	(83,825)	(83,825)
Balances charged off	(7,841)	—	(7,841)	—	—	—
Balance, as of end of period	$1,298	$127,034	$128,332	$3,238	$84,895	$88,133
(1)For the year ended December 31, 2021, includes securities designated as purchased credit impaired as of the time of the acquisition of Global Atlantic.
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period(1)	$65,970	$72,082	$236,025	$374,077	$58,203	$62,056	$—	$120,259
Net provision (release)	161,345	74,798	133,153	369,296	7,767	10,024	235,188	252,979
Loans purchased with credit deterioration	—	—	—	—	—	799	837	1,636
Balances charged off, net of recoveries(2)	—	(21,055)	(162,090)	(183,145)	—	(797)	—	(797)
Balance, as of end of period	$227,315	$125,825	$207,088	$560,228	$65,970	$72,082	$236,025	$374,077
(1)For the year ended December 31, 2021, includes loans designated as purchased credit deteriorated as of the time of the acquisition of Global Atlantic.
(2)Consumer and other loan receivables included $12.8 million of recoveries for the year ended December 31, 2022.

Notes to Financial Statements (Continued)
Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Years Ended December 31,
	2022	2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$12,050,106	$17,946,293
Gross gains	21,567	45,532
Gross losses	(569,706)	(187,619)

8. INVESTMENTS
Investments consist of the following:

	December 31, 2022	December 31, 2021
Asset Management
Private Equity	$26,607,688	$25,685,750
Credit	7,804,392	7,949,573
Investments of Consolidated CFEs	22,492,366	22,076,809
Real Assets	17,976,366	12,500,749
Equity Method - Other	6,838,541	4,877,592
Equity Method - Capital Allocation-Based Income	6,862,712	11,539,945
Other Investments	3,793,398	4,145,096
Investments - Asset Management	$92,375,463	$88,775,514

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$61,939,529	$68,870,886
Mortgage and other loan receivables	35,090,698	28,876,759
Fixed maturity securities, trading, at fair value(2)	12,038,847	13,753,573
Other investments	11,374,656	8,208,566
Funds withheld receivable at interest	2,868,036	2,999,448
Policy loans	868,911	765,310
Equity securities at fair value	18,499	289,133
Investments - Insurance	$124,199,176	$123,763,675

Total Investments	$216,574,639	$212,539,189
(1)Amortized cost of $73.6 billion and $69.5 billion, net of credit loss allowances of $128.3 million and $88.1 million, respectively.
(2)Amortized cost of $14.8 billion and $13.9 billion, respectively.

As of both December 31, 2022 and 2021, there were no investments which represented greater than 5% of total investments.
For certain disclosures a comparison to prior period is not provided when the amounts relate to investments held by Global Atlantic, which was acquired by KKR on February 1, 2021.

Notes to Financial Statements (Continued)
Equity Method
KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2022 and 2021, there were no impairment charges related to equity method investments. During the year ended December 31, 2020, KKR recognized an $88.3 million impairment charge in Net Gains (Losses) from Investment Activities to reduce the carrying value of one of its equity method investments that is accounted for under the equity method of accounting to its fair value. KKR determined that the growth expectations of the investment had declined significantly and the estimated fair value of the investment had declined meaningfully. Therefore, KKR performed a valuation to determine whether the fair value of the investment had declined below its carrying value using a discounted cash flow analysis, a Level III fair value methodology. Based on the discounted cash flow analysis, KKR concluded that the fair value of its investment had declined below its carrying value and that the decline was other than temporary.
Summarized Financial Information
KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2022, 2021, and 2020, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.
The following table shows summarized financial information relating to the statements of financial condition for all of KKR's equity method investments assuming 100% ownership as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Asset Management
Total Assets	$236,214,688	$154,165,237
Total Liabilities	$78,864,977	$20,176,773
Total Equity	$157,349,711	$133,988,464

Insurance
Total Assets	$12,304,705	$14,031,374
Total Liabilities	$3,382,255	$3,360,701
The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Asset Management
Investment Related Revenues	$28,379,991	$5,812,879	$3,957,091
Other Revenues	826,557	3,919,200	3,526,681
Investment Related Expenses	4,297,342	2,504,491	2,347,521
Other Expenses	223,953	2,949,799	2,534,041
Net Realized and Unrealized Gain/(Loss) from Investments	(16,279,901)	31,380,451	8,007,682
	$8,405,352	$35,658,240	$10,609,892

Insurance
Revenues	$1,365,222	$1,225,099	$—
Expenses	708,229	588,724	—
	$656,993	$636,375	$—

Net Income (Loss)	$9,062,345	$36,294,615	$10,609,892

Notes to Financial Statements (Continued)
Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of December 31, 2022			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$438,931	$—	$304	$(72,494)	$366,741
U.S. state, municipal and political subdivisions	5,638,252	—	6,582	(1,233,874)	4,410,960
Corporate	44,253,062	(1,298)	49,509	(7,984,341)	36,316,932
Residential mortgage-backed securities	7,307,526	(100,554)	12,052	(834,212)	6,384,812
Commercial mortgage-backed securities	7,269,662	(14,490)	36	(834,735)	6,420,473
Collateralized bond obligations	3,051,850	(426)	—	(217,773)	2,833,651
Collateralized loan obligations	2,726,888	(6,165)	127	(200,160)	2,520,690
Asset-backed securities	2,914,617	(5,399)	4,702	(228,650)	2,685,270
Total AFS fixed maturity securities	$73,600,788	$(128,332)	$73,312	$(11,606,239)	$61,939,529
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(29.9) million.

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of December 31, 2021			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$785,144	$—	$4,171	$(4,768)	$784,547
U.S. state, municipal and political subdivisions	5,122,651	—	42,286	(55,240)	5,109,697
Corporate	41,433,757	(3,238)	190,516	(688,648)	40,932,387
RMBS	7,703,030	(50,975)	126,662	(113,359)	7,665,358
CMBS	5,952,656	(282)	16,332	(56,523)	5,912,183
CBOs	3,111,620	(22,160)	6,862	(27,466)	3,068,856
CLOs	2,985,098	(639)	6,554	(5,776)	2,985,237
ABSs	2,425,540	(10,839)	19,990	(22,070)	2,412,621
Total AFS fixed maturity securities	$69,519,496	$(88,133)	$413,373	$(973,850)	$68,870,886
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(46.4) million.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers.

Notes to Financial Statements (Continued)
The maturity distribution for AFS fixed maturity securities is as follows:

As of December 31, 2022	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$604,921	$597,102
Due after one year through five years	11,066,139	10,472,837
Due after five years through ten years	9,624,879	8,715,144
Due after ten years	29,033,008	21,309,550
Subtotal	50,328,947	41,094,633
RMBS	7,206,972	6,384,812
CMBS	7,255,172	6,420,473
CBOs	3,051,424	2,833,651
CLOs	2,720,723	2,520,690
ABSs	2,909,218	2,685,270
Total AFS fixed maturity securities	$73,472,456	$61,939,529
Purchased credit deteriorated securities
Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

	Years Ended December 31,
	2022	2021
Purchase price of PCD securities acquired during the current period	$24,005	$1,734,352
Allowance for credit losses at acquisition	707	128,967
Discount (premium) attributable to other factors	1,710	311,729
Par value	$26,422	$2,175,048
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$122,272	$(52,639)	$108,498	$(19,855)	$230,770	$(72,494)
U.S. state, municipal and political subdivisions	2,321,404	(605,698)	1,780,984	(628,176)	4,102,388	(1,233,874)
Corporate	14,792,384	(2,114,695)	17,943,907	(5,869,646)	32,736,291	(7,984,341)
RMBS	3,998,737	(442,543)	2,068,529	(391,669)	6,067,266	(834,212)
CBOs	1,351,552	(103,499)	1,482,099	(114,274)	2,833,651	(217,773)
CMBS	4,054,053	(445,168)	2,338,517	(389,567)	6,392,570	(834,735)
CLOs	1,862,608	(139,766)	636,014	(60,394)	2,498,622	(200,160)
ABSs	1,610,876	(113,285)	832,635	(115,365)	2,443,511	(228,650)
Total AFS fixed maturity securities in a continuous loss position	$30,113,886	$(4,017,293)	$27,191,183	$(7,588,946)	$57,305,069	$(11,606,239)

Notes to Financial Statements (Continued)

	Less than 12 months		12 months or more		Total
As of December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$311,096	$(4,768)	$—	$—	$311,096	$(4,768)
U.S. state, municipal and political subdivisions	2,802,309	(55,240)	—	—	2,802,309	(55,240)
Corporate	30,385,514	(688,648)	—	—	30,385,514	(688,648)
RMBS	3,196,876	(113,359)	—	—	3,196,876	(113,359)
CBOs	2,152,790	(27,466)	—	—	2,152,790	(27,466)
CMBS	3,405,774	(56,523)	—	—	3,405,774	(56,523)
CLOs	1,172,330	(5,776)	—	—	1,172,330	(5,776)
ABSs	1,348,356	(22,070)	—	—	1,348,356	(22,070)
Total AFS fixed maturity securities in a continuous loss position	$44,775,045	$(973,850)	$—	$—	$44,775,045	$(973,850)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $836.3 million and $77.0 million as of December 31, 2022 and 2021, respectively. The single largest unrealized loss on AFS fixed maturity securities was $60.4 million and $7.3 million as of December 31, 2022 and 2021, respectively. Global Atlantic had 6,328 and 4,370 securities in an unrealized loss position as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 3,234 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since there are no specific securities that, as of the balance sheet date, Global Atlantic intends to sell or believes it is more likely than not that it will be required to sell before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	December 31, 2022	December 31, 2021
Commercial mortgage loans(1)	$18,830,780	$13,824,772
Residential mortgage loans(1)	10,688,972	8,724,904
Consumer loans	5,228,534	5,617,925
Other loan receivables(2)(3)	902,640	1,083,235
Total mortgage and other loan receivables	35,650,926	29,250,836
Allowance for credit losses(4)	(560,228)	(374,077)
Total mortgage and other loan receivables, net of allowance for loan losses	$35,090,698	$28,876,759
(1)Includes $787.5 million and $805.4 million of loans carried at fair value using the fair value option as of December 31, 2022 and 2021, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $871.2 million and $794.1 million as of December 31, 2022 and 2021, respectively.
(2)As of December 31, 2022 and 2021, other loan receivables consisted primarily of loans collateralized by aircraft of $282.3 million and $850.1 million, respectively.
(3)Includes a $27.3 million loan to a related party renewable energy developer, carried at fair value using the fair value option as of December 31, 2021. This loan had an unpaid principal balance of $27.3 million as of December 31, 2021.
(4)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(106.2) million and $(77.9) million as of December 31, 2022 and 2021, respectively.

Notes to Financial Statements (Continued)
The maturity distribution for residential and commercial mortgage loans was as follows as of December 31, 2022:

Years	Residential	Commercial	Total mortgage loans
2023	$178,323	$1,615,198	$1,793,521
2024	504,410	2,328,346	2,832,756
2025	16,045	3,668,931	3,684,976
2026	919,299	3,386,558	4,305,857
2027	814,581	2,843,214	3,657,795
2028 and thereafter	8,256,314	4,988,533	13,244,847
Total	$10,688,972	$18,830,780	$29,519,752
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans - carrying value by geographic region	December 31, 2022		December 31, 2021
Pacific	$7,197,110	24.4%	$6,675,064	29.6%
West South Central	3,582,648	12.1%	2,675,890	11.9%
South Atlantic	8,051,653	27.3%	4,996,043	22.2%
Middle Atlantic	3,590,530	12.2%	3,142,973	13.9%
East North Central	1,240,264	4.2%	590,911	2.6%
Mountain	3,152,895	10.7%	1,957,099	8.7%
New England	1,414,897	4.8%	1,099,157	4.9%
East South Central	712,886	2.4%	1,035,764	4.6%
West North Central	349,079	1.2%	350,546	1.6%
Other regions	227,790	0.7%	26,229	—%
Total by geographic region	$29,519,752	100.0%	$22,549,676	100.0%

Mortgage loans - carrying value by property type	December 31, 2022		December 31, 2021
Residential	$10,688,972	36.2%	$8,724,904	38.7%
Office building	4,594,238	15.6%	4,185,146	18.6%
Apartment	9,698,728	32.9%	6,194,819	27.5%
Industrial	3,139,163	10.6%	1,981,713	8.8%
Retail	630,455	2.1%	780,071	3.5%
Other property types	582,479	2.0%	483,560	2.1%
Warehouse	185,717	0.6%	199,463	0.8%
Total by property type	$29,519,752	100.0%	$22,549,676	100.0%
As of December 31, 2022 and 2021, Global Atlantic had $192.3 million and $202.7 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received. As of December 31, 2022 and 2021, there were $192.3 million and $202.7 million of mortgage loans that were non-income producing, respectively.
As of December 31, 2022 and 2021, less than 1% and 1%, respectively, of residential mortgage loans have been granted forbearance for reasons including COVID-19. This forbearance, which generally involves a 3-month period in which payments are not required (though must subsequently be made up), is not considered to result in troubled debt restructurings for the years ended December 31, 2022 and 2021. Interest continues to accrue on loans in temporary forbearance.
As of December 31, 2022 and 2021, Global Atlantic had $10.2 million and $5.1 million of consumer loans that were delinquent by more than 120 days or in default, respectively.

Notes to Financial Statements (Continued)
Purchased credit deteriorated loans
Certain residential mortgage loans purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These loans are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD loans is below:

Year Ended December 31,
2021
Purchase price of PCD loans acquired during the current period	$4,231,426
Allowance for credit losses at acquisition	121,895
Discount (premium) attributable to other factors	(136,174)
Par value	$4,217,147
Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of December 31, 2022 and 2021:

	December 31,
Performance status as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
Residential mortgage loans
Current	$1,855,038	$4,802,333	$1,879,606	$264,050	$13,670	$1,485,244	$10,299,941
30 to 59 days past due	10,534	49,169	6,144	6,471	—	80,357	152,675
60 to 89 days past due	796	13,143	2,016	955	—	27,114	44,024
Over 90 days past due	7,598	35,978	11,483	8,389	2,438	126,446	192,332
Total residential mortgage loans	$1,873,966	$4,900,623	$1,899,249	$279,865	$16,108	$1,719,161	$10,688,972
Total mortgage loans	$7,955,227	$11,746,462	$2,708,503	$1,809,762	$1,276,701	$4,023,097	$29,519,752

Notes to Financial Statements (Continued)

	December 31,
Performance status as of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgage loans
Current	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,831,655	$976,369	$1,883,908	$1,373,865	$817,954	$1,941,021	$13,824,772
Residential mortgage loans
Current	$4,505,537	$1,576,342	$393,153	$123,995	$65,070	$1,711,156	$8,375,253
30 to 59 days past due	24,955	6,028	5,818	1,155	739	75,104	113,799
60 to 89 days past due	4,247	1,243	607	—	—	27,028	33,125
Over 90 days past due	5,305	14,272	21,985	2,686	—	158,479	202,727
Total residential mortgage loans	$4,540,044	$1,597,885	$421,563	$127,836	$65,809	$1,971,767	$8,724,904
Total mortgage loans	$11,371,699	$2,574,254	$2,305,471	$1,501,701	$883,763	$3,912,788	$22,549,676
The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	December 31, 2022	December 31, 2021
Consumer loans
Current	$5,113,507	$5,556,923
30 to 59 days past due	62,742	34,048
60 to 89 days past due	31,371	16,817
Over 90 days past due	20,914	10,137
Total consumer loans	$5,228,534	$5,617,925
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes the loan-to-value ratios for commercial mortgage loans as of December 31, 2022 and 2021:

Loan-to-value as of December 31, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$5,677,763	$403,498	$—	$6,081,261
2021	4,971,346	1,758,748	115,745	6,845,839
2020	650,825	123,343	35,086	809,254
2019	1,211,523	215,050	103,324	1,529,897
2018	1,061,566	18,885	180,142	1,260,593
2017	699,144	—	18,160	717,304
Prior	1,586,632	—	—	1,586,632
Total commercial mortgage loans	$15,858,799	$2,519,524	$452,457	$18,830,780

Notes to Financial Statements (Continued)

Loan-to-value as of December 31, 2021, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2021	$4,910,170	$1,921,485	$—	$6,831,655
2020	819,406	121,997	34,966	976,369
2019	1,747,656	136,252	—	1,883,908
2018	1,324,807	49,058	—	1,373,865
2017	772,989	44,965	—	817,954
2016	425,926	2,440	—	428,366
Prior	1,497,503	15,152	—	1,512,655
Total commercial mortgage loans	$11,498,457	$2,291,349	$34,966	$13,824,772
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
The weighted average loan-to-value ratio for the residential mortgage loans was 64% and 68% as of December 31, 2022 and 2021, respectively.
Other investments
Other investments consist of the following:

	December 31, 2022	December 31, 2021
Investments in real estate(1)	$4,641,429	$1,564,853
Investments in renewable energy(2)	3,427,062	3,573,811
Investments in transportation and other leased assets(3)	2,821,602	2,663,759
Other investment partnerships	197,378	234,301
FHLB common stock and other investments	287,185	171,842
Total other investments	$11,374,656	$8,208,566
(1)Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $229.7 million and $156.8 million as of December 31, 2022 and 2021, respectively.
(3)Net of accumulated depreciation of $230.2 million and $105.1 million as of December 31, 2022 and 2021, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.1 billion and $1.2 billion as of December 31, 2022 and 2021, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $21.0 million and $22.4 million as of December 31, 2022 and 2021, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $264.9 million and $147.8 million as of December 31, 2022 and 2021, respectively.
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
Information related to the FHLB investment and funding agreements as of December 31, 2022 and 2021 is as follows:

Notes to Financial Statements (Continued)

	Investment in common stock		Funding agreements issued to FHLB member banks		Collateral
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
FHLB Indianapolis	$79,073	$80,640	$1,606,262	$1,619,765	$2,309,054	$2,577,698
FHLB Des Moines	31,120	34,600	536,338	620,006	823,735	1,004,530
FHLB Boston	19,065	22,520	321,695	326,639	437,780	553,384
Total	$129,258	$137,760	$2,464,295	$2,566,410	$3,570,569	$4,135,612
In addition, in January 2021, Global Atlantic launched an inaugural funding agreement backed note ("FABN") program, through which GA Global Funding Trust, a special purpose statutory trust, was established to offer its senior secured medium-term notes. Net proceeds from each sale of the aforementioned notes are used to purchase one or more funding agreements from Forethought Life Insurance Company, an insurance subsidiary of Global Atlantic. As of December 31, 2022 and 2021, Global Atlantic had $5.5 billion and $3.5 billion of such funding agreements outstanding, with $4.5 billion and $6.5 billion of remaining capacity under the program, respectively.
Repurchase agreement transactions
As of December 31, 2022 and 2021, Global Atlantic participated in third-party repurchase agreements with a notional value of $798.9 million and $300.4 million, respectively. As collateral for these transactions, as of December 31, 2022 and 2021, Global Atlantic posted fixed maturity securities with a fair value and amortized cost of $833.6 million and $1.1 billion, and $313.0 million and $317.0 million, respectively, which are included in Insurance - Investments in the consolidated statements of financial condition.
The fair value of securities pledged for repurchase agreements by class of collateral and remaining contractual maturity as of December 31, 2022 and 2021 is presented in the following tables:

As of December 31, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$507,656	$325,912	$833,568
Total borrowing	$—	$—	$507,656	$325,912	$833,568

As of December 31, 2021	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Corporate Securities	$—	$—	$—	$312,965	$312,965
Total borrowing	$—	$—	$—	$312,965	$312,965
Other
As of December 31, 2022 and December 31, 2021, the cost or amortized cost and fair value of the assets on deposit with various state and governmental authorities were $185.2 million and $142.7 million, and $182.6 million and $180.8 million, respectively.

Notes to Financial Statements (Continued)
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $278.7 million and $151.1 million as of December 31, 2022 and 2021, respectively.
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

Notes to Financial Statements (Continued)
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
The following table represents the gains (losses) recognized on derivative instruments and related hedged items in fair value hedging relationship:

Year Ended December 31, 2022	Derivatives	Hedged items	Net
2029 Senior Notes	$(70,382)	$70,382	$—
2031 Senior Notes	(107,473)	107,473	—
FHLB funding agreement liabilities	(47,266)	47,266	—
FABN liabilities	(335,110)	335,110	—

Year Ended December 31, 2021	Derivatives	Hedged items	Net
2029 Senior Notes	$(18,808)	$18,808	$—
2031 Senior Notes	(5,561)	5,561	—
FHLB funding agreement liabilities	(16,092)	16,092	—
The following table represents the carrying values and cumulative fair value adjustments for hedged items reflected there-in:

	As of December 31, 2022		As of December 31, 2021
	Carrying value	Cumulative fair value of hedge adjustments(1)	Carrying value	Cumulative fair value of hedge adjustments
2029 Senior Notes	$408,295	$(89,180)	$473,890	$(18,808)
2031 Senior Notes	537,578	(112,423)	644,439	(5,561)
FHLB funding agreement liabilities	1,039,632	(67,116)	1,070,770	(16,092)
FABN liabilities	4,631,252	(368,378)	—	—
(1)Includes $19.8 million and $33.3 million of fair value hedge adjustments on discontinued hedges of FHLB and FABN liabilities, respectively, as of December 31, 2022.
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. Regression analysis is used to assess the effectiveness of these hedges. As of December 31, 2022 and 2021, there was a cumulative (loss) gain of $(169.8) million and $9.4 million on the bond forwards recorded in accumulated other comprehensive loss, respectively. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method. These arrangements are hedging purchases from July 2021 through December 2027 and are expected to affect earnings until 2052. There were $266.8 million of securities purchased for the year ended December 31, 2022. As of December 31, 2022, a cumulative loss of $(61.6) million on settled bond forward derivative hedge instruments, coinciding with the purchase of hedged bonds, began to be reclassified into net investment income. Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months will not be material.
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

Notes to Financial Statements (Continued)
The following table represents the gains (losses) related to the FX forwards hedging instruments:

	Years Ended December 31,
	2022	2021
FX forward derivative:
Net investment-related gains (losses)	$64,945	$21,490
AOCI	(6,784)	2,275
Amortization - excluded component	14,737	2,971
Hedged available-for-sale securities:
Net investment-related gains (losses)	(61,785)	(22,721)

	December 31, 2022	December 31, 2021
Notional value of foreign currency forward	$2,021,061	$1,192,412
The fair value and notional value of the derivative assets and liabilities were as follows:

As of December 31, 2022	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$16,144,795	$668,716	$406,746
Other Derivatives	125,000	7,519	11,018
Total Asset Management		$676,235	$417,764

Insurance
Equity market contracts	$34,889,122	$626,391	$91,344
Interest rate contracts	15,699,253	182,734	962,329
Foreign currency contracts	2,696,451	127,440	91,680
Credit risk contracts	60,000	—	929
Impact of netting(1)		(212,175)	(212,175)
Fair value included within derivative assets and derivative liabilities		724,390	934,107
Embedded derivative – indexed universal life products		—	337,860
Embedded derivative – annuity products		—	1,855,366
Fair value included within policy liabilities		—	2,193,226
Embedded derivative – funds withheld at interest		12,785	(3,487,766)
Total Insurance		$737,175	$(360,433)

Fair value included within total assets and liabilities		$1,413,410	$57,331
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)

As of December 31, 2021	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$12,822,521	$590,637	$319,511
Other Derivatives	505,725	491	45,003
Total Asset Management		$591,128	$364,514

Insurance
Equity market contracts	$31,294,053	$1,216,843	$186,754
Interest rate contracts	16,692,035	198,658	101,245
Foreign currency contracts	1,517,434	32,464	7,639
Credit risk contracts	107,754	—	1,540
Impact of netting(1)		(152,015)	(152,015)
Fair value included within derivative assets and derivative liabilities		1,295,950	145,163
Embedded derivative – indexed universal life products		—	557,276
Embedded derivative – annuity products		—	1,983,949
Fair value included within policy liabilities		—	2,541,225
Embedded derivative – funds withheld at interest		31,740	(49,491)
Total Insurance		$1,327,690	$2,636,897

Fair value included within total assets and liabilities		$1,918,818	$3,001,411
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

The amounts of derivative gains and losses recognized are reported in the consolidated statements of operations as follows:

Derivative contracts not designated as hedges	Years Ended December 31,
	2022	2021	2020
Asset Management
Net Gains (Losses) from Investment Activities:
Foreign Exchange Contracts and Options	362,965	$545,238	$(332,096)
Other Derivatives	6,790	(77,034)	(202,744)
Total included in Net Gains (Losses) from Investment Activities	$369,755	$468,204	$(534,840)

Insurance
Net investment-related gains (losses):
Funds withheld receivable embedded derivatives	$(29,390)	$31,740	$—
Funds withheld payable embedded derivatives	3,448,710	49,491	—
Equity index options	(895,602)	549,987	—
Equity future contracts	167,924	(263,637)	—
Interest rate contracts and other	(333,937)	(146,920)	—
Credit risk contracts	(108)	(400)	—
Other	(29,779)	—	—
Total included in net investment-related gains (losses)	$2,327,818	$220,261	$—

Notes to Financial Statements (Continued)

Derivative contracts designated as hedges	Years Ended December 31,
	2022	2021	2020
Insurance
Revenues
Net investment-related gains (losses):
Foreign currency forwards	$18,929	$2,484	$—
Total included in net investment-related gains (losses)	$18,929	$2,484	$—
Expenses
Net policy benefits and claims:
Interest rate swaps	$(438,707)	$(16,177)	$—
Total included in net policy benefits and claims	$(438,707)	$(16,177)	$—
Interest expense:
Interest rate swaps	$(179,259)	$(15,069)	$—
Total included in interest expense	$(179,259)	$(15,069)	$—
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of December 31, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$936,565	$(212,175)	$724,390	$(466,371)	$258,019
Derivative liabilities (excluding embedded derivatives)	$1,146,282	$(212,175)	$934,107	$366,508	$567,599
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2021	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,447,965	$(152,015)	$1,295,950	$(1,086,061)	$209,889
Derivative liabilities (excluding embedded derivatives)	$297,178	$(152,015)	$145,163	$49,860	$95,303
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
Assets, at fair value:

	December 31, 2022
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,057,025	$213,706	$25,336,957	$26,607,688
Credit	187,504	1,830,862	5,786,026	7,804,392
Investments of Consolidated CFEs	—	22,492,366	—	22,492,366
Real Assets	—	961,254	17,015,112	17,976,366
Equity Method - Other	435,315	883,652	1,624,420	2,943,387
Other Investments	395,972	63,060	3,334,366	3,793,398
Total Investments	$2,075,816	$26,444,900	$53,096,881	$81,617,597
Foreign Exchange Contracts and Options	—	668,716	—	668,716
Other Derivatives	9	7,510	—	7,519
Total Assets at Fair Value - Asset Management	$2,075,825	$27,121,126	$53,096,881	$82,293,832
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$283,402	$83,339	$—	$366,741
U.S. state, municipal and political subdivisions	—	4,410,960	—	4,410,960
Corporate	—	28,006,275	8,310,657	36,316,932
Structured securities	—	19,425,455	1,419,441	20,844,896
Total AFS fixed maturity securities	$283,402	$51,926,029	$9,730,098	$61,939,529
Trading fixed maturity securities:
U.S. government and agencies	$93,697	$59,940	$—	$153,637
U.S. state, municipal and political subdivisions	—	705,836	—	705,836
Corporate	—	7,218,354	672,023	7,890,377
Structured securities	—	2,645,186	643,811	3,288,997
Total trading fixed maturity securities	$93,697	$10,629,316	$1,315,834	$12,038,847
Equity securities	2,213	—	16,286	18,499
Mortgage and other loan receivables	—	—	787,515	787,515
Other investments(3)	—	—	4,883,441	4,883,441
Funds withheld receivable at interest	—	—	12,785	12,785
Reinsurance recoverable	—	—	981,775	981,775
Derivative assets:
Equity market contracts	31,025	595,366	—	626,391
Interest rate contracts	4,856	177,878	—	182,734
Foreign currency contracts	—	127,440	—	127,440
Impact of netting(4)	(7,079)	(205,096)	—	(212,175)
Total derivative assets	$28,802	$695,588	$—	$724,390
Separate account assets	4,130,794	—	—	4,130,794
Total Assets at Fair Value - Insurance	$4,538,908	$63,250,933	$17,727,734	$85,517,575

Total Assets at Fair Value	$6,614,733	$90,372,059	$70,824,615	$167,811,407

Notes to Financial Statements (Continued)

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$2,044,380	$318,736	$23,322,634		$25,685,750
Credit	—	2,122,912	5,826,661		7,949,573
Investments of Consolidated CFEs	—	22,076,809	—		22,076,809
Real Assets	—	1,111,219	11,389,530		12,500,749
Equity Method - Other	482,061	105,647	1,013,807		1,601,515
Other Investments	759,002	146,081	3,240,013		4,145,096
Total Investments	$3,285,443	$25,881,404	$44,792,645		$73,959,492
Foreign Exchange Contracts and Options	—	590,637	—		590,637
Other Derivatives	—	12	479	(1)	491
Total Assets at Fair Value - Asset Management	$3,285,443	$26,472,053	$44,793,124		$74,550,620
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$500,325	$284,222	$—		$784,547
U.S. state, municipal and political subdivisions	—	5,109,697	—		5,109,697
Corporate	—	33,281,727	7,650,660		40,932,387
Structured securities	—	21,215,854	828,401		22,044,255
Total AFS fixed maturity securities	$500,325	$59,891,500	$8,479,061		$68,870,886
Trading fixed maturity securities:
U.S. government and agencies	$371,366	$252,266	$—		$623,632
U.S. state, municipal and political subdivisions	—	879,463	—		879,463
Corporate	—	8,486,922	565,025		9,051,947
Structured securities	—	2,779,757	418,774		3,198,531
Total trading fixed maturity securities	$371,366	$12,398,408	$983,799		$13,753,573
Equity securities	256,196	—	32,937		289,133
Mortgage and other loan receivables(2)	—	—	832,674		832,674
Other investments(3)	—	—	1,603,345		1,603,345
Funds withheld receivable at interest	—	—	31,740		31,740
Reinsurance recoverable	—	—	1,293,791		1,293,791
Derivative assets:
Equity market contracts	66,510	1,150,333	—		1,216,843
Interest rate contracts	44,472	154,186	—		198,658
Foreign currency contracts	—	32,464	—		32,464
Impact of netting(4)	(25,588)	(126,427)	—		(152,015)
Total derivative assets	$85,394	$1,210,556	$—		$1,295,950
Separate account assets	5,586,428	—	—		5,586,428
Total Assets at Fair Value - Insurance	$6,799,709	$73,500,464	$13,257,347		$93,557,520

Total Assets at Fair Value	$10,085,152	$99,972,517	$58,050,471		$168,108,140
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
(2)Includes related party balance of $27.3 million in Level III for mortgage and other loan receivables as of December 31, 2021.
(3)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of December 31, 2022 and 2021, the fair value of these investments was $148.9 million and $108.7 million, respectively.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
Liabilities, at fair value:

	December 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$158,751	$—	$—		$158,751
Foreign Exchange Contracts and Options	—	406,746	—		406,746
Unfunded Revolver Commitments	—	—	137,315	(1)	137,315
Other Derivatives	—	11,018	—		11,018
Debt Obligations of Consolidated CFEs	—	22,273,242	—		22,273,242
Total Liabilities at Fair Value - Asset Management	$158,751	$22,691,006	$137,315		$22,987,072

Insurance
Policy liabilities	$—	$—	$394,638		$394,638
Closed block policy liabilities	—	—	1,016,313		1,016,313
Funds withheld payable at interest	—	—	(3,487,766)		(3,487,766)
Derivative instruments payable:
Equity market contracts	2,692	88,652	—		91,344
Interest rate contracts	9,693	952,636	—		962,329
Foreign currency contracts	—	91,680	—		91,680
Credit contracts	—	929	—		929
Impact of netting(2)	(7,079)	(205,096)	—		(212,175)
Total derivative instruments payable	5,306	928,801	—		934,107
Embedded derivative – indexed universal life products	—	—	337,860		337,860
Embedded derivative – annuity products	—	—	1,855,366		1,855,366
Total Liabilities at Fair Value - Insurance	$5,306	$928,801	$116,411		$1,050,518

Total Liabilities at Fair Value	$164,057	$23,619,807	$253,726		$24,037,590

Notes to Financial Statements (Continued)

	December 31, 2021
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$249,383	$—	$—		$249,383
Foreign Exchange Contracts and Options	—	319,511	—		319,511
Unfunded Revolver Commitments	—	—	64,276	(1)	64,276
Other Derivatives	—	45,003	—		45,003
Debt Obligations of Consolidated CFEs	—	21,271,084	—		21,271,084
Total Liabilities at Fair Value - Asset Management	$249,383	$21,635,598	$64,276		$21,949,257

Insurance
Policy liabilities	$—	$—	$519,454		$519,454
Closed block policy liabilities	—	—	1,350,224		1,350,224
Funds withheld payable at interest	—	—	(49,491)		(49,491)
Derivative instruments payable:
Equity market contracts	33,933	152,821	—		186,754
Interest rate contracts	14,009	87,236	—		101,245
Foreign currency contracts	—	7,639	—		7,639
Credit contracts	—	1,540	—		1,540
Impact of netting(2)	(25,588)	(126,427)	—		(152,015)
Total derivative instruments payable	22,354	122,809	—		145,163
Embedded derivative – indexed universal life products	—	—	557,276		557,276
Embedded derivative – annuity products	—	—	1,983,949		1,983,949
Total Liabilities at Fair Value - Insurance	$22,354	$122,809	$4,361,412		$4,506,575

Total Liabilities at Fair Value	$271,737	$21,758,407	$4,425,688		$26,455,832
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2022 and 2021, respectively. For certain insurance disclosures, the beginning of the period represents balances as of the GA Acquisition Date.

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$(49,000)	$—	$(138,220)	$2,496,973	$(295,430)	$—	$25,336,957	$(593,364)	$—
Credit	5,826,661	34,245	9,617	(96,218)	362,875	(346,686)	(4,468)	5,786,026	(278,038)	—
Real Assets	11,389,530	—	—	—	5,115,282	510,300	—	17,015,112	114,614	—
Equity Method - Other	1,013,807	156,183	—	—	603,992	(149,562)	—	1,624,420	(142,352)	—
Other Investments	3,240,013	513,875	—	(839)	93,743	(512,426)	—	3,334,366	(459,482)	—
Other Derivatives	479	—	—	—	30,593	(31,072)	—	—	—	—
Total Assets - Asset Management	$44,793,124	$655,303	$9,617	$(235,277)	$8,703,458	$(824,876)	$(4,468)	$53,096,881	$(1,358,622)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,650,660	$—	$—	$(88,076)	$1,177,295	$(59,342)	$(369,880)	$8,310,657	$—	$(328,184)
Structured securities	828,401	—	343,338	—	368,742	(7,296)	(113,744)	1,419,441	—	(123,614)
Total AFS fixed maturity securities	8,479,061	—	343,338	(88,076)	1,546,037	(66,638)	(483,624)	9,730,098	—	(451,798)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,025	—	11,826	(44,273)	219,892	(80,447)	—	672,023	(79,031)	—
Structured securities	418,774	—	128,744	(31,741)	232,211	(104,177)	—	643,811	(107,122)	—
Total trading fixed maturity securities	983,799	—	140,570	(76,014)	452,103	(184,624)	—	1,315,834	(186,153)	—
Equity securities	32,937	—	—	—	195	(16,846)	—	16,286	(16,846)	—
Mortgage and other loan receivables	832,674	—	—	—	54,239	(99,398)	—	787,515	(84,219)	—
Other investments	1,603,345	—	—	—	3,167,542	112,554	—	4,883,441	42,996	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(29,390)	—	12,785	—	—
Reinsurance recoverable	1,293,791	—	—	—	(11,088)	(300,928)	—	981,775	—	—
Total Assets - Insurance	$13,257,347	$—	$483,908	$(164,090)	$5,219,463	$(585,270)	$(483,624)	$17,727,734	$(244,222)	$(451,798)

Total	$58,050,471	$655,303	$493,525	$(399,367)	$13,922,921	$(1,410,146)	$(488,092)	$70,824,615	$(1,602,844)	$(451,798)

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$15,234,904	$—	$5,034	$(504,112)	$2,672,278	$5,914,530	$—	$23,322,634	$5,610,159	$—
Credit	9,172,848	(5,461,589)	86,135	—	1,898,617	120,236	10,414	5,826,661	143,647	10,414
Real Assets	5,924,575	(208,518)	17,567	(1,914,962)	5,996,313	1,574,555	—	11,389,530	1,443,458	—
Equity Method - Other	1,014,378	—	—	(22,601)	(250,391)	272,421	—	1,013,807	222,087	—
Other Investments	2,341,981	(2,879)	18,780	(115,274)	518,817	478,588	—	3,240,013	520,477	—
Other Derivatives	6,668	—	—	—	49,978	(56,167)	—	479	(56,167)	—
Total Assets - Asset Management	$33,695,354	$(5,672,986)	$127,516	$(2,556,949)	$10,885,612	$8,304,163	$10,414	$44,793,124	$7,883,661	$10,414

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$3,504,578	$—	$111,805	$(65,664)	$4,112,225	$—	$(12,284)	$7,650,660	$—	$5,973
Structured securities	197,970	—	398,477	(4,150)	240,561	—	(4,457)	828,401	—	(808)
Total AFS fixed maturity securities	3,702,548	—	510,282	(69,814)	4,352,786	—	(16,741)	8,479,061	—	5,165
Trading fixed maturity securities:
Corporate fixed maturity securities	676,650	—	—	—	(111,516)	(109)	—	565,025	(1,332)	—
Structured securities	14,661	—	172,721	(4,150)	235,581	(39)	—	418,774	940	—
Total trading fixed maturity securities	691,311	—	172,721	(4,150)	124,065	(148)	—	983,799	(392)	—
Equity securities	66,660	—	—	—	(86,778)	53,055	—	32,937	20,292	—
Mortgage and other loan receivables	928,673	—	—	—	(98,120)	2,121	—	832,674	(1,515)	—
Other investments	437,275	—	5,003	—	630,457	530,610	—	1,603,345	3,666	—
Funds withheld receivable at interest	—	—	—	—	—	31,740	—	31,740	—	—
Reinsurance recoverable	1,339,702	—	—	—	(9,864)	(36,047)	—	1,293,791	—	—
Total Assets - Insurance	$7,166,169	$—	$688,006	$(73,964)	$4,912,546	$581,331	$(16,741)	$13,257,347	$22,051	$5,165

Total	$40,861,523	$(5,672,986)	$815,522	$(2,630,913)	$15,798,158	$8,885,494	$(6,327)	$58,050,471	$7,905,712	$15,579

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$3,026,251	$—	$(529,278)	$—	$2,496,973
Credit	2,468,167	—	(1,526,492)	(578,800)	362,875
Real Assets	6,906,707	—	(1,736,916)	(54,509)	5,115,282
Equity Method - Other	612,818	—	(8,826)	—	603,992
Other Investments	497,617	—	(382,290)	(21,584)	93,743
Other Derivatives	64,500	—	(33,907)	—	30,593
Total Assets - Asset Management	$13,576,060	$—	$(4,217,709)	$(654,893)	$8,703,458

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$3,175,479	$—	$(204,292)	$(1,793,892)	$1,177,295
Structured securities	589,561	—	(13)	(220,806)	368,742
Total AFS fixed maturity securities	3,765,040	—	(204,305)	(2,014,698)	1,546,037
Trading fixed maturity securities:
Corporate fixed maturity securities	300,744	—	(606)	(80,246)	219,892
Structured securities	322,291	—	(4,700)	(85,380)	232,211
Total trading fixed maturity securities	623,035	—	(5,306)	(165,626)	452,103
Equity securities	195	—	—	—	195
Mortgage and other loan receivables	239,013	—	(7,302)	(177,472)	54,239
Other investments	3,665,360	—	(497,818)	—	3,167,542
Funds withheld receivable at interest	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	(11,088)	(11,088)
Total Assets - Insurance	$8,292,643	$10,435	$(714,731)	$(2,368,884)	$5,219,463

Total	$21,868,703	$10,435	$(4,932,440)	$(3,023,777)	$13,922,921

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$3,400,895	$—	$(728,617)	$—	$2,672,278
Credit	5,840,132	—	(3,612,448)	(329,067)	1,898,617
Real Assets	8,124,055	—	(2,127,742)	—	5,996,313
Equity Method - Other	23,110	—	(273,501)	—	(250,391)
Other Investments	921,181	—	(402,364)	—	518,817
Other Derivatives	49,978	—	—	—	49,978
Total Assets - Asset Management	$18,359,351	$—	$(7,144,672)	$(329,067)	$10,885,612

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,165,017	$—	$(71,254)	$(2,981,538)	$4,112,225
Structured securities	268,050	—	—	(27,489)	240,561
Total AFS fixed maturity securities	7,433,067	—	(71,254)	(3,009,027)	4,352,786
Trading fixed maturity securities:
Corporate fixed maturity securities	893,521	—	(2,114)	(1,002,923)	(111,516)
Structured securities	240,119	—	—	(4,538)	235,581
Total trading fixed maturity securities	1,133,640	—	(2,114)	(1,007,461)	124,065
Equity securities	4,077	—	(83,864)	(6,991)	(86,778)
Mortgage and other loan receivables	413,335	—	(26,676)	(484,779)	(98,120)
Other investments	1,164,713	—	(534,256)	—	630,457
Reinsurance recoverable	—	—	—	(9,864)	(9,864)
Total Assets - Insurance	$10,148,832	$—	$(718,164)	$(4,518,122)	$4,912,546

Total	$28,508,183	$—	$(7,862,836)	$(4,847,189)	$15,798,158

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$1,749	$71,290	$—	$137,315	$66,957
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$1,749	$71,290	$—	$137,315	$66,957

Insurance
Policy liabilities	$519,454	$—	$—	$—	$—	$(107,374)	$(17,442)	$394,638	$—
Closed block policy liabilities	1,350,224	—	—	—	(3,479)	(327,226)	(3,206)	1,016,313	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(3,448,710)	—	(3,487,766)	—
Embedded derivative – indexed universal life products	557,276	—	—	—	12,645	(232,061)	—	337,860	—
Embedded derivative – annuity products	1,983,949	—	—	—	688,872	(817,455)	—	1,855,366	—
Total Liabilities - Insurance	$4,361,412	$—	$—	$—	$708,473	$(4,932,826)	$(20,648)	$116,411	$—

Total	$4,425,688	$—	$—	$—	$710,222	$(4,861,536)	$(20,648)	$253,726	$66,957

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$46,340	$—	$—	$—	$311	$17,625	$—	$64,276	$17,625
Total Liabilities - Asset Management	$46,340	$—	$—	$—	$311	$17,625	$—	$64,276	$17,625

Insurance
Policy liabilities	$637,729	$—	$—	$—	$—	$(118,275)	$—	$519,454	$—
Closed block policy liabilities	1,395,746	—	—	—	(41,829)	(4,463)	770	1,350,224	—
Funds withheld payable at interest	—	—	—	—	—	(49,491)	—	(49,491)	—
Embedded derivative – indexed universal life products	386,746	—	—	—	(2,702)	173,232	—	557,276	—
Embedded derivative – annuity products	1,024,601	—	—	—	311,778	647,570	—	1,983,949	—
Total Liabilities - Insurance	$3,444,822	$—	$—	$—	$267,247	$648,573	$770	$4,361,412	$—

Total	$3,491,162	$—	$—	$—	$267,558	$666,198	$770	$4,425,688	$17,625

	Year Ended December 31, 2022
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$19,141	$(17,392)	$1,749
Total Liabilities - Asset Management	$19,141	$(17,392)	$1,749

Insurance
Closed block policy liabilities	$—	$(3,479)	$(3,479)
Funds withheld payable at interest	10,435	—	10,435
Embedded derivative – indexed universal life products	29,068	(16,423)	12,645
Embedded derivative – annuity products	688,872	—	688,872
Total Liabilities - Insurance	$728,375	$(19,902)	$708,473

Total	$747,516	$(37,294)	$710,222

Notes to Financial Statements (Continued)

	Year Ended December 31, 2021
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$12,169	$(11,858)	$311
Total Liabilities - Asset Management	$12,169	$(11,858)	$311

Insurance
Closed block policy liabilities	$—	$(41,829)	$(41,829)
Embedded derivative – indexed universal life products	15,549	(18,251)	(2,702)
Embedded derivative – annuity products	311,778	—	311,778
Total Liabilities - Insurance	$327,327	$(60,080)	$267,247

Total	$339,496	$(71,938)	$267,558

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of December 31, 2022. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value December 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$25,336,957

Private Equity	$22,763,550	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.5%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	29.2%	0.0% - 75.0%	(4)
			Weight Ascribed to Discounted Cash Flow	68.9%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	1.9%	0.0% - 80.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.5x	7.7x - 51.1x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.8x	7.4x - 30.7x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10.2%	5.9% - 14.4%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.3x	6.0x - 27.6x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value December 31, 2022		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,573,407		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.5%	5.0% - 50.0%	Decrease
				Weight Ascribed to Market Comparables	27.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	0.2%	0.0% - 10.0%	(5)
				Weight Ascribed to Milestones	72.1%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	73.7%	60.0% - 75.0%	Increase
				Downside	3.6%	0.0% - 25.0%	Decrease
				Upside	22.7%	15.0% - 25.0%	Increase

Credit	$5,786,026		Yield Analysis	Yield	11.5%	0.0% - 21.6%	Decrease
				Net Leverage	6.1x	0.2x - 24.9x	Decrease
				EBITDA Multiple	12.4x	0.3x - 33.0x	Increase

Real Assets	$17,015,112

Energy	$1,804,385		Inputs to market comparables and discounted cash flow	Weight Ascribed to Market Comparables	48.3%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	51.7%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.2x	4.2x - 4.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.6x	3.0x- 7.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.3%	11.2% - 14.6%	Decrease
				Average Price Per BOE (8)	$52.96	$50.49 - $57.28	Increase

Infrastructure	$7,105,673		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.5%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	84.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	14.3%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.9x	10.9x - 10.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.7x	10.8x - 20.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.2%	5.1% - 8.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	13.1x	1.4x - 22.0x	Increase

Real Estate	$8,105,054		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	23.0%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	75.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	1.8%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.0%	2.3% - 7.7%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.6%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,624,420		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.3%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	48.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	23.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	28.3%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	19.7x	4.2x - 41.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	17.1x	3.9x - 33.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.0%	6.6% - 18.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	19.5x	6.0x - 41.7x	Increase

Other Investments	$3,334,366	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.8%	6.4% - 20.0%	Decrease
				Weight Ascribed to Market Comparables	17.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	26.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.0x	6.3x - 26.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.6x	7.3x - 20.3x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	14.0%	8.2% - 44.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	8.4x	6.0x - 11.0x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value December 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE

Corporate fixed maturity securities	$1,851,939	Discounted cash flow	Discount Spread	3.05%	0.22% - 6.02%	Decrease

Structured securities	$93,561	Discounted cash flow	Discount Spread	3.55%	2.93% - 6.58%	Decrease
			Constant Prepayment Rate	7.39%	5.00% - 15.00%	Increase/Decrease
			Constant Default Rate	1.20%	1.00% - 2.50%	Decrease
			Loss Severity		100%	Decrease

Other investments	$4,639,349	Direct capitalization	Current Capitalization Rate		5.30%	Decrease
			Vacancy rate	3.30%	—% - 5.00%	Decrease
		Discounted cash flow	Rate	7.23%	5.50% - 7.57%	Decrease
			Terminal capitalization rate	6.11%	4.25% - 6.46%	Decrease

Funds withheld receivable at interest	$12,785	Discounted cash flow	Duration/Weighted Average Life	8.49 years	0.0 years - 20.3 years	Increase
			Contractholder Persistency	7.09%	3.60% - 16.70%	Increase
			Nonperformance Risk	0.98%	0.61% - 1.42%	Decrease

Reinsurance recoverable	$981,775	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.2	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin		9.42%	Decrease
			Cost of capital	9.7%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase
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

Notes to Financial Statements (Continued)
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

Level III Liabilities	Fair Value December 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$137,315	Yield Analysis	Yield	13.4%	8.0% - 39.6%	Decrease

INSURANCE

Policy liabilities	$394,638	Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	1.26%	0.65% - 1.94%	Decrease
		Policyholder behavior is also a significant unobservable input, including surrender and mortality.	Surrender Rate	5.88%	3.60% - 6.83%	Decrease
			Mortality Rate	4.53%	3.61% - 9.14%	Increase

Closed block policy liabilities	$1,016,313	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.2	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
		Nonperformance Risk		0.98%	0.61% - 1.42%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin		9.42%	Decrease
			Cost of Capital	9.7%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate		5.46%	Increase
			Surrender Rate		2.01%	Increase

Funds withheld payable at interest	$(3,487,766)	Discounted cash flow	Duration/Weighted Average Life	8.56 years	0.0 years - 17.37 years	Decrease
			Contractholder Persistency	7.09%	3.60% - 16.70%	Decrease
			Nonperformance Risk	0.98%	0.61% - 1.42%	Decrease

Embedded derivative – indexed universal life products	$337,860	Policy persistency is a significant unobservable input.	Lapse Rate		3.45%	Decrease
			Mortality Rate		0.72%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption		3.66%	Increase
			Nonperformance Risk	0.98%	0.61% - 1.42%	Decrease

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value December 31, 2022	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Embedded derivative – annuity products	$1,855,366	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.49%		Decrease
			Variable annuity	4.28%	2.50% - 32.84%	Decrease
			Surrender Rate:
			Retail FIA	10.81%		Decrease
			Institutional FIA	17.26%		Decrease
			Variable annuity		3.45% - 41.68%	Decrease
			Mortality Rate:
			Retail FIA	2.12%		Decrease
			Institutional FIA	2.01%		Decrease
			Variable annuity		1.46% - 7.55%	Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	1.99%		Increase
			Institutional FIA	2.36%		Increase
			Variable annuity	n/a
			Nonperformance Risk	0.98%	0.61% - 1.42%	Decrease
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

Notes to Financial Statements (Continued)
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of December 31, 2022 and 2021:

		Fair Value Hierarchy
As of December 31, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$34,303,183	$—	$—	$31,256,107	$31,256,107
Policy loans	868,911	—	—	789,726	789,726
FHLB common stock and other investments	163,289	—	—	163,289	163,289
Funds withheld receivables at interest	2,855,251	—	2,855,251	—	2,855,251
Cash and cash equivalents	6,118,231	6,118,231	—	—	6,118,231
Restricted cash and cash equivalents	308,383	308,383	—	—	308,383
Total financial assets	$44,617,248	$6,426,614	$2,855,251	$32,209,122	$41,490,987
Financial liabilities:
Insurance
Other contractholder deposit funds	$38,200,664	$—	$35,908,184	$—	$35,908,184
Supplementary contracts without life contingencies	12,148	—	—	12,349	12,349
Funding agreements	2,464,295	—	—	2,399,611	2,399,611
Funds withheld payables at interest	26,227,183	—	26,227,183	—	26,227,183
Debt obligations	2,128,166	—	—	1,698,526	1,698,526
Securities sold under agreements to repurchase	805,316	—	805,316	—	805,316
Total financial liabilities	$69,837,772	$—	$62,940,683	$4,110,486	$67,051,169

Notes to Financial Statements (Continued)

		Fair Value Hierarchy
As of December 31, 2021	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$28,044,085	$—	$—	$28,645,675	$28,645,675
Policy loans	765,310	—	—	754,530	754,530
FHLB common stock and other investments	171,842	—	—	171,842	171,842
Funds withheld receivables at interest	2,967,708	—	2,967,708	—	2,967,708
Cash and cash equivalents	3,391,934	3,391,934	—	—	3,391,934
Restricted cash and cash equivalents	300,404	300,404	—	—	300,404
Total financial assets	$35,641,283	$3,692,338	$2,967,708	$29,572,047	$36,232,093
Financial liabilities:
Insurance
Other contractholder deposit funds	$30,295,965	$—	$28,419,520	$—	$28,419,520
Supplementary contracts without life contingencies	31,118	—	—	31,311	31,311
Funding agreements	2,566,410	—	—	2,549,494	2,549,494
Funds withheld payables at interest	23,509,744	—	23,509,744	—	23,509,744
Debt obligations	1,908,006	—	—	1,953,631	1,953,631
Securities sold under agreements to repurchase	300,446	—	300,446	—	300,446
Total financial liabilities	$58,611,689	$—	$52,229,710	$4,534,436	$56,764,146

Notes to Financial Statements (Continued)
11. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2022	December 31, 2021
Assets
Asset Management
Credit	$1,121,775	$2,019,229
Investments of Consolidated CFEs	22,492,366	22,076,809
Real Assets	202,153	182,858
Equity Method - Other	2,943,387	1,601,515
Other Investments	88,046	197,675
Total Asset Management	$26,847,727	$26,078,086
Insurance
Mortgage and other loan receivables	$787,515	$832,674
Other investments	335,168	147,811
Reinsurance recoverable	981,775	1,293,791
Total Insurance	$2,104,458	$2,274,276

Total Assets	$28,952,185	$28,352,362

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$22,273,242	$21,271,084
Total Asset Management	$22,273,242	$21,271,084
Insurance
Policy liabilities	$1,410,951	$1,869,678
Total Insurance	$1,410,951	$1,869,678

Total Liabilities	$23,684,193	$23,140,762
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(103,860)	$(9,326)	$(113,186)
Investments of Consolidated CFEs	(69,234)	(1,437,482)	(1,506,716)
Real Assets	85	19,295	19,380
Equity Method - Other	(14,891)	(201,935)	(216,826)
Other Investments	6,657	(9,927)	(3,270)
Total Asset Management	$(181,243)	$(1,639,375)	$(1,820,618)
Insurance
Mortgage and other loan receivables	$—	$(96,569)	$(96,569)
Other investments	—	153,109	153,109
Total Insurance	$—	$56,540	$56,540

Total Assets	$(181,243)	$(1,582,835)	$(1,764,078)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(785)	$1,175,161	$1,174,376
Total Asset Management	$(785)	$1,175,161	$1,174,376
Insurance
Policy liabilities	$—	$120,596	$120,596
Total Insurance	$—	$120,596	$120,596

Total Liabilities	$(785)	$1,295,757	$1,294,972

	For the Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$43,227	$19,833	$63,060
Investments of Consolidated CFEs	62,075	134,174	196,249
Real Assets	(1,133)	16,375	15,242
Equity Method - Other	404,513	(90,867)	313,646
Other Investments	15,816	26,639	42,455
Total Asset Management	$524,498	$106,154	$630,652
Insurance
Mortgage and other loan receivables	$—	$(2,257)	$(2,257)
Other investments	—	490,607	490,607
Total Insurance	$—	$488,350	$488,350

Total Assets	$524,498	$594,504	$1,119,002

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$47,179	$(72,376)	(25,197)
Total Asset Management	$47,179	$(72,376)	$(25,197)
Insurance
Policy liabilities	$—	$122,738	$122,738
Total Insurance	$—	$122,738	$122,738

Total Liabilities	$47,179	$50,362	$97,541

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2020
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$18,672	$(14,743)	$3,929
Investments of Consolidated CFEs	(188,506)	102,798	(85,708)
Real Assets	281	(11,545)	(11,264)
Equity Method - Other	(71,214)	331,062	259,848
Other Investments	(61,001)	56,437	(4,564)
Total Asset Management	$(301,768)	$464,009	$162,241
Insurance
Mortgage and other loan receivables	$—	$—	$—
Other investments	—	—	—
Total Insurance	$—	$—	$—

Total Assets	$(301,768)	$464,009	$162,241

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$218	$(99,721)	(99,503)
Total Asset Management	$218	$(99,721)	$(99,503)
Insurance
Policy liabilities	$—	$—	$—
Total Insurance	$—	$—	$—

Total Liabilities	$218	$(99,721)	$(99,503)
12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the changes to the DAC asset:

	Years Ended December 31,
	2022	2021
Balance, as of beginning of period	$447,886	$—
Deferrals	486,992	459,781
Amortized to expense during the period(1)	(84,445)	(23,492)
Adjustment for unrealized investment-related (gains) losses during the period	(21,435)	11,597
Balance, as of end of period	$828,998	$447,886
(1)These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.
The following reflects the changes to the VOBA asset:

	Years Ended December 31,
	2022	2021
Balance, as of beginning of period	$959,263	$1,024,520
Amortized to expense during the period(1)	(65,580)	(65,257)
Balance, as of end of period	$893,683	$959,263
(1)These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

Notes to Financial Statements (Continued)
The following reflects the changes to the negative VOBA liability:

	Years Ended December 31,
	2022	2021
Balance, as of beginning of period	$1,118,716	$1,273,414
Amortized to expense during the period(1)	(139,035)	(154,698)
Balance, as of end of period	$979,681	$1,118,716
(1)These amounts are reported within amortization of policy acquisition costs in the consolidated statements of operations.

Estimated future amortization of VOBA and Negative VOBA as of December 31, 2022 is as follows:

Years	VOBA	Negative VOBA	Total, net
2023	$59,826	$(117,695)	$(57,869)
2024	56,255	(95,547)	(39,292)
2025	53,033	(78,281)	(25,248)
2026	49,998	(64,462)	(14,464)
2027	47,135	(54,789)	(7,654)
2028 and thereafter	627,436	(568,907)	58,529
Total	$893,683	$(979,681)	$(85,998)
The following reflects the changes to the URR and UFEL:

	Years Ended December 31,
	2022	2021
Balance, as of beginning of period	$33,604	$—
Deferrals	69,548	57,649
Amortized to expense during the period(1)	(23,886)	(12,247)
Adjustment for unrealized investment-related gains during the period	(79,266)	(11,798)
Balance, as of end of period	$—	$33,604
(1)These amounts are reported within policy fees in the consolidated statements of operations.

13. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	December 31, 2022	December 31, 2021
Policy liabilities:
Direct	$71,758,288	$67,131,818
Assumed	69,464,999	59,388,226
Total policy liabilities	141,223,287	126,520,044
Ceded(1)	(27,662,874)	(25,035,228)
Net policy liabilities	$113,560,413	$101,484,816
(1)Reported within reinsurance recoverable within the consolidated statements of financial condition.

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

	As of December 31, 2022			As of December 31, 2021
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$62,674	$—	$62,674	$7,911	$—	$7,911
A+	1,849,918	—	1,849,918	1,989,426	—	1,989,426
A	2,491,461	—	2,491,461	2,652,286	—	2,652,286
A-	5,397,767	4,197,739	1,200,028	5,645,633	5,166,559	479,074
B++	37,939	—	37,939	33,410	—	33,410
B+	—	—	—	1,122	—	1,122
B	—	—	—	9,227	—	9,227
B-	(221)	—	—	1,274	—	1,274
Not rated or private rating(5)	20,994,058	18,541,678	2,452,380	17,698,613	18,323,795	—
Total	$30,833,596	$22,739,417	$8,094,400	$28,038,902	$23,490,354	$5,173,730
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $41.2 million and $8.4 million as of December 31, 2022 and 2021, respectively, held against reinsurance recoverable.
(5)Includes $21.0 billion and $17.7 billion as of December 31, 2022 and 2021, respectively, associated with cessions to Ivy Re Limited and Ivy Re II Limited (the “Ivy Vehicles”), which are co-investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of December 31, 2022 and 2021, Global Atlantic had $2.9 billion and $3.0 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts, respectively. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.
The effects of reinsurance on the consolidated statements of operations were as follows:

	Years Ended December 31,
	2022	2021
Net premiums:
Direct	$111,602	$107,733
Assumed(1)	2,413,234	4,573,925
Ceded	(1,342,375)	(2,455,580)
Net premiums	$1,182,461	$2,226,078
(1)Includes related party activity of $8.7 million for the year ended December 31, 2021.

	Years Ended December 31,
	2022	2021
Policy fees:
Direct	$967,716	$860,170
Assumed(1)	328,528	288,870
Ceded	(17,508)	(1,127)
Net policy fees	$1,278,736	$1,147,913
(1)Includes related party activity of $6.2 million for the year ended December 31, 2021.

Notes to Financial Statements (Continued)

	Years Ended December 31,
	2022	2021
Net policy benefits and claims:
Direct	$1,266,262	$2,610,210
Assumed(1)	3,421,780	5,175,944
Ceded	(1,503,615)	(2,730,445)
Net policy benefits and claims	$3,184,427	$5,055,709
(1)Includes related party activity of $76.2 million for the year ended December 31, 2021.

Global Atlantic holds collateral for and provides collateral to our reinsurance clients. Global Atlantic held $26.1 billion and $23.4 billion of collateral in the form of funds withheld payable on behalf of our reinsurers as of December 31, 2022 and 2021, respectively. As of both December 31, 2022 and 2021, reinsurers held collateral of $1.3 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of December 31, 2022 and 2021, these trusts held in excess of the $65.8 billion and $55.2 billion of assets it is required to hold in order to support reserves of $66.0 billion and $55.8 billion, respectively. Of the cash held in trust, Global Atlantic classified $31.3 million and $149.3 million as restricted as of December 31, 2022 and 2021, respectively.

Notes to Financial Statements (Continued)
14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the years ended December 31, 2022, 2021 and 2020, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(910,130)	$4,560,829	$1,945,954
(-) Accumulated Series C Mandatory Convertible Preferred Dividend	—	—	3,067
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$(910,130)	$4,560,829	$1,942,887
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	69,000	26,258
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$(910,130)	$4,629,829	$1,969,145

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	749,504,970	582,258,984	562,812,883
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$(1.21)	$7.83	$3.45

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	749,504,970	582,258,984	562,812,883
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	—	24,011,281	9,823,514
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	26,822,600	11,048,955
Weighted Average Shares of Common Stock Outstanding - Diluted	749,504,970	633,092,865	583,685,352
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$(1.21)	$7.31	$3.37
(1)For the year ended December 31, 2022, the impact of Series C Mandatory Convertible Preferred Stock is excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such shares would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the years ended December 31, 2021 and 2020, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) 26.8 million and 11.0 million, respectively, shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) $69.0 million and $26.3 million, respectively, of Series C Mandatory Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)For the year ended December 31, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the years ended December 31, 2021 and 2020, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

The adoption of ASU 2020-06 in 2022 did not result in a material impact to the calculation of the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted. For years ended December 31, 2021 and 2020, the Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted was unchanged by the adoption of ASU 2020-06, and there was no impact to previously reported amounts.

Notes to Financial Statements (Continued)
Exchangeable Securities
For the years ended December 31, 2022, 2021, and 2020, KKR Holdings Units and vested restricted holdings units (as defined in Note 20 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. As of May 31, 2022, there are no outstanding KKR Holdings Units. See Note 1 "Organization".

	For the Years Ended December 31,
	2022	2021	2020
Weighted Average KKR Holdings Units	107,018,025	271,719,976	283,633,220
Weighted Average Vested Restricted Holdings Units	2,250,186	1,190,590	—
Total	109,268,211	272,910,566	283,633,220
Market Condition Awards
For the years ended December 31, 2022, 2021, and 2020, 17.5 million, 9.1 million and 0.1 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 20 "Equity Based Compensation."

Notes to Financial Statements (Continued)
15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2022	December 31, 2021
Asset Management
Unsettled Investment Sales (1)	$90,072	$182,267
Receivables	26,119	81,133
Due from Broker (2)	160,533	365,053
Deferred Tax Assets, net (See Note 19)	54,769	85,770
Interest Receivable	223,660	144,221
Fixed Assets, net (3)	857,903	820,143
Foreign Exchange Contracts and Options (4)	668,716	590,637
Goodwill (5)	594,270	83,500
Intangible Assets (6)	1,747,891	5,575
Derivative Assets	7,519	491
Prepaid Taxes	68,107	93,296
Prepaid Expenses	48,233	29,290
Operating Lease Right of Use Assets (7)	344,022	228,363
Deferred Financing Costs	16,382	17,953
Other	289,430	158,621
Total Asset Management	$5,197,626	$2,886,313

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$663,280	$941,427
Deferred Tax Assets, net (See Note 19)	2,727,191	755,876
Derivative Assets	724,390	1,295,950
Accrued Investment Income	1,130,103	817,486
Goodwill(9)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	276,176	293,824
Operating Lease Right of Use Assets(7)	175,035	160,888
Premiums and Other Account Receivables	141,551	86,524
Other	121,114	96,093
Prepaid Taxes	22,851	103,954
Total Insurance	$6,483,187	$5,053,518

Total Other Assets	$11,680,813	$7,939,831
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $188.8 million and $141.6 million as of December 31, 2022 and 2021, respectively. Depreciation and amortization expense of $54.6 million, $46.5 million, and $18.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of December 31, 2022, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. There are approximately $1.8 million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions").
(6)There are approximately $5.7 million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions").
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $54.2 million, $49.0 million, and $56.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the years ended December 31, 2022 and 2021, the operating lease cost was $25.0 million and $14.6 million, respectively. Insurance lease right-of-use assets are reported net of $21.8 million and $22.7 million in deferred rent and lease incentives as of December 31, 2022 and 2021, respectively.

Notes to Financial Statements (Continued)
(8)The definite life intangible assets are amortized by using the straight-line method over the useful life of the assets which is an average of 15 years. The indefinite life intangible assets are not subject to amortization. For the years ended December 31, 2022 and 2021, the amortization expense of definite life intangible assets was $17.6 million and $16.2 million, respectively.
(9)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million. The insurance segment reported a negative equity carrying amount as of December 31, 2022 primarily due to unrealized losses on available-for-sale fixed maturity investment portfolio. Global Atlantic expects that substantially all of these unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. KKR evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired.

Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2022	December 31, 2021
Asset Management
Amounts Payable to Carry Pool (1)	$1,872,568	$3,650,312
Unsettled Investment Purchases (2)	416,822	1,315,163
Securities Sold Short (3)	158,752	249,383
Derivative Liabilities	11,018	45,003
Accrued Compensation and Benefits	265,712	210,789
Interest Payable	363,849	162,801
Foreign Exchange Contracts and Options (4)	406,746	319,511
Accounts Payable and Accrued Expenses	216,688	187,564
Taxes Payable	136,245	42,745
Uncertain Tax Positions	56,032	78,226
Unfunded Revolver Commitments	137,315	64,276
Operating Lease Liabilities (5)	347,901	230,995
Deferred Tax Liabilities, net (See Note 19)	1,667,740	900,436
Other Liabilities	414,387	439,693
Total Asset Management	$6,471,775	$7,896,897

Insurance
Unsettled Investment Purchases(2)	$208,941	$395,722
Collateral on Derivative Instruments	466,371	1,086,061
Accrued Expenses	600,635	429,504
Insurance Operations Balances in Course of Settlement	949,383	317,733
Securities Sold Under Agreements to Repurchase	805,316	300,446
Derivative Liabilities	934,107	145,163
Accrued Employee Related Expenses	322,698	280,668
Operating Lease Liabilities(5)	195,001	180,574
Tax Payable to Former Parent Company	67,086	74,423
Interest Payable	13,329	12,930
Accounts and Commissions Payable	25,261	26,054
Other Tax Related Liabilities	12,249	14,288
Total Insurance	$4,600,377	$3,263,566

Total Accrued Expenses and Other Liabilities	$11,072,152	$11,160,463
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

Notes to Financial Statements (Continued)
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 10.4 years and 9.5 years as of December 31, 2022 and 2021, respectively. The weighted average discount rates were 2.5% and 1.2% as of December 31, 2022 and 2021, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms was 7.0 years and 7.8 years as of December 31, 2022 and 2021, respectively. The weighted average discount rate was 3.6% and 2.9% as of December 31, 2022 and 2021, respectively. The weighted average remaining lease term for land was 26.9 years and 27.9 years as of December 31, 2022 and 2021, respectively.

Notes to Financial Statements (Continued)
16. VARIABLE INTEREST ENTITIES
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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2022, KKR's commitments to these unconsolidated investment funds were $4.6 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2022. Additionally, Global Atlantic also has unfunded commitments of $24.8 million in relation to other limited partnership interests as of December 31, 2022.
As of December 31, 2022 and 2021, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2022	December 31, 2021
Investments - Asset Management	$6,862,712	$11,539,945
Due from (to) Affiliates, net	1,356,308	1,046,210
Maximum Exposure to Loss - Asset Management	$8,219,020	$12,586,155

Other Investment in Partnership - Insurance	$295,808	$190,106
Investment in Renewable Partnerships - Insurance	30,177	30,760
Maximum Exposure to Loss - Insurance	$325,985	$220,866

Total Maximum Exposure to Loss	$8,545,005	$12,807,021

Notes to Financial Statements (Continued)
17. DEBT OBLIGATIONS
Asset Management Debt Obligations
In Asset Management, KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN. From time to time, KKR may provide credit support for the funding obligations of its subsidiaries.
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

Notes to Financial Statements (Continued)
KKR's Asset Management debt obligations consisted of the following:

		December 31, 2022			December 31, 2021
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,000,000	$—	$—
KCM Credit Agreement		723,132	—	—	728,799	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (1)
KKR ¥25 billion (or $189.5 million) 0.509% Notes Due 2023	(4)	—	189,432	189,447	—	216,881	216,818
KKR ¥5 billion (or $37.9 million) 0.764% Notes Due 2025	(4)	—	37,646	37,625	—	43,082	43,452
KKR ¥36.4 billion (or $275.9 million) 1.054% Notes Due 2027	(4)	—	274,628	271,081	—	—	—
KKR €650 million (or $693.9 million) 1.625% Notes Due 2029	(5)	—	687,928	565,003	—	729,048	776,926
KKR $750 million 3.750% Notes Due 2029	(4)	—	744,222	675,413	—	743,333	825,540
KKR ¥4.9 billion (or $37.1 million) 1.244% Notes Due 2029	(4)	—	36,657	36,020	—	—	—
KKR $750 million 4.850% Notes Due 2032	(4)	—	741,655	701,610	—	—	—
KKR ¥6.2 billion (or $47.0 million) 1.437% Notes Due 2032	(4)	—	46,431	44,800	—	—	—
KKR ¥7.5 billion (or $56.9 million) 1.553% Notes Due 2034	(4)	—	56,204	53,477	—	—	—
KKR ¥5.5 billion (or $41.7 million) 1.795% Notes Due 2037	(4)	—	41,097	38,550	—	—	—
KKR ¥10.3 billion (or $78.1 million) 1.595% Notes Due 2038	(4)	—	77,134	69,565	—	88,505	92,198
KKR $500 million 5.500% Notes Due 2043 (6)	(4)	—	490,494	455,287	—	491,153	661,351
KKR $1.0 billion 5.125% Notes Due 2044 (6)	(4)	—	964,726	845,944	—	951,462	1,237,888
KKR $500 million 3.625% Notes Due 2050	(4)	—	492,753	343,490	—	492,486	535,550
KKR $750 million 3.500% Notes Due 2050 (6)	(4)	—	736,451	503,862	—	735,905	784,650
KKR $750 million 3.250% Notes Due 2051	(4)	—	739,832	475,920	—	739,481	747,900
KKR $500 million 4.625% Notes Due 2061	(5)	—	486,399	340,400	—	486,044	523,200
KFN $500 million 5.500% Notes Due 2032	(2)	—	495,511	417,551	—	495,025	487,779
KFN $120 million 5.200% Notes Due 2033	(2)	—	118,773	96,502	—	118,654	115,535
KFN $70 million 5.400% Notes Due 2033	(2)	—	69,048	57,042	—	68,957	68,532
KFN Issued Junior Subordinated Notes (3)	(2)	—	237,471	189,673	—	236,138	178,335
		2,973,132	7,764,492	6,408,262	2,478,799	6,636,154	7,295,654

Other Debt Obligations(6)		4,837,893	32,834,121	32,649,546	4,941,755	30,033,601	30,033,601

		$7,811,025	$40,598,613	$39,057,808	$7,420,554	$36,669,755	$37,329,255

Notes to Financial Statements (Continued)
(1)Borrowing outstanding includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.

	December 31, 2022	December 31, 2021
KKR Issued 0.509% Notes Due 2023	$68	$369
KKR Issued 0.764% Notes Due 2025	254	368
KKR Issued 1.054% Notes Due 2027	1,284	—
KKR Issued 1.244% Notes Due 2029	485	—
KKR Issued 1.625% Notes Due 2029	3,914	4,526
KKR Issued 3.750% Notes Due 2029	4,177	4,820
KKR Issued 1.437% Notes Due 2032	565	—
KKR Issued 4.850% Notes Due 2032	5,862	—
KKR Issued 1.553% Notes Due 2034	646	—
KKR Issued 1.795% Notes Due 2037	593	—
KKR Issued 1.595% Notes Due 2038	940	1,002
KKR Issued 5.500% Notes Due 2043	2,979	3,127
KKR Issued 5.125% Notes Due 2044	6,736	7,051
KKR Issued 3.625% Notes Due 2050	4,867	5,046
KKR Issued 3.500% Notes Due 2050	7,226	7,487
KKR Issued 3.250% Notes Due 2051	7,824	8,094
KKR Issued 4.625% Notes Due 2061	13,601	13,956
KFN Issued 5.500% Notes Due 2032	4,548	3,378
KFN Issued 5.200% Notes Due 2033	1,243	1,347
KFN Issued 5.400% Notes Due 2033	964	1,043
	$68,776	$61,614
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 6.9% and 2.6% and the weighted average years to maturity is 13.8 years and 14.8 years as of December 31, 2022 and December 31, 2021, respectively.
(4)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(5)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(6)As of December 31, 2022 and December 31, 2021, the borrowing outstanding reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

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
Asset Management Notes Issued in 2022
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
As of December 31, 2022, there was no revolving borrowings and no letters of credit outstanding under the KKR Corporate Credit Agreement.
Other Asset Management Debt Obligations
As of December 31, 2022, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$4,837,893	$10,560,879	$10,376,304	4.9%	5.4
Debt Obligations of Consolidated CLOs	—	22,273,242	22,273,242	(2)	9.9
	$4,837,893	$32,834,121	$32,649,546
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.3 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 4.8%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of December 31, 2022, the fair value of the consolidated CLO assets was $23.6 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Notes to Financial Statements (Continued)
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	December 31, 2022			December 31, 2021
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$600,000	$400,000	$400,000	$1,000,000	$—	$—
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	419,550		500,000	539,350
Global Atlantic senior notes, due June 2031		650,000	478,335		650,000	644,800
Global Atlantic subordinated debentures, due October 2051		750,000	572,475		750,000	761,475
		2,300,000	$1,870,360		1,900,000	$1,945,625
Purchase accounting adjustments(1)		43,285			51,050
Debt issuance costs, net of accumulated amortization		(17,623)			(18,675)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(197,496)			(24,369)
		$2,128,166			$1,908,006
(1)For the years ended December 31, 2022 and 2021, the amortization of the purchase accounting adjustments was $7.8 million and $4.9 million, respectively.
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
On September 23, 2022, GA FinCo amended the GA Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and other lenders thereto. The principal amendments made were to replace LIBOR based interest rates with interest rates based on term SOFR with certain rate adjustments. Beginning on September 30, 2022, interest on any funded balances will accrue at term SOFR plus a spread ranging from 1.225% to 2.100%.
As of December 31, 2022, there was $400 million in revolving borrowings outstanding and no letters of credit outstanding under the GA Credit Agreement.
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2022. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of December 31, 2022.

Notes to Financial Statements (Continued)

Scheduled principal payments for Asset Management debt obligations at December 31, 2022 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2023	—	189,500	2,756,745	2,946,245
2024	—	—	637,288	637,288
2025	—	37,900	263,168	301,068
2026	—	—	763,592	763,592
2027	—	275,912	217,206	493,118
Thereafter	—	7,368,568	29,470,796	36,839,364
	$—	$7,871,880	$34,108,795	$41,980,675

Scheduled principal payments for Insurance debt obligations at December 31, 2022 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2023	$—	$—	$—	$—
2024	—	—	—	—
2025	—	—	—	—
2026	400,000	—	—	400,000
2027	—	—	—	—
Thereafter	—	1,900,000	—	1,900,000
	$400,000	$1,900,000	$—	$2,300,000

Notes to Financial Statements (Continued)
18. POLICY LIABILITIES
Policy liabilities by product were as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Fixed-rate annuity(1)	$68,718,308	$61,827,855
Fixed-indexed annuity	31,738,016	27,935,000
Indexed universal life	13,623,263	12,133,840
Other life insurance	10,373,376	11,840,323
Funding agreements	7,535,489	6,014,553
Preneed	2,858,628	2,897,018
Variable annuity	5,311,294	2,469,759
Closed blocks	1,017,632	1,351,601
Other	47,281	50,095
Total	$141,223,287	$126,520,044
(1)Policy liabilities as of December 31, 2022 and 2021 include $7.0 billion and $7.6 billion assumed disability income insurance of which 98% and 97% are comprised of policies in claim payout status, generally for the lifetime of the insured, and the remaining 2% and 3% comprised of an active life reserve where the Global Atlantic has retroceded the morbidity risk, respectively.

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

	Years Ended December 31,
	2022	2021
Balance, as of beginning of year	$119,705	$110,243
Expense incurred	71,687	28,352
Claims paid	(27,832)	(15,011)
Reinsurance premium paid	(18,101)	(13,267)
Claims ceded to reinsurers	15,549	9,388
Balance, as of end of year	$161,008	$119,705
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

Notes to Financial Statements (Continued)
The following information relates to the reserving methodology and assumptions for GMDB as of December 31, 2022 and 2021:
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
•The mortality assumptions are factors of an industry standard mortality table based on company experience varying by age and gender, with 20 years of mortality improvements; and,
•The partial withdrawal rate assumption varies by tax-qualified status and attained age. For the years ended December 31, 2022 and 2021, total projected partial withdrawals were from 3.0% to 7.7% and 3.0% to 8.1%, respectively.
The following table presents the account value, net amount at risk and average attained age of underlying variable annuity contractholders for guarantees in the event of death as of December 31, 2022 and 2021. The net amount at risk is the death benefit coverage in-force or the amount that Global Atlantic would have to pay if all variable annuity contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the account value.

	December 31, 2022	December 31, 2021
($ in thousands, except for contractholders information)
Net deposits paid
Account value	$3,516,540	$4,615,409
Net amount at risk	$274,144	$95,467
Average attained age of contractholders	69	69
Ratchet (highest historical account value at specified anniversary dates)
Account value	$575,999	$512,683
Net amount at risk	$41,145	$15,827
Average attained age of contractholders	71	72
Roll-up (net deposits accumulated at a specified rate)
Account value	$—	$11,053
Net amount at risk	$—	$1,801
Average attained age of contractholders	0	84
Higher of ratchet or roll-up
Account value	$1,259,431	$1,694,832
Net amount at risk	$485,094	$278,424
Average attained age of contractholders	77	77
Total of guaranteed benefits categorized above
Account value	$5,351,970	$6,833,977
Net amount at risk	$800,383	$391,519
Average attained age of contractholders (weighted by account value)	71	71
Number of contractholders	71,944	77,059
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
The following table shows the balance of the GMWB reserves reported in contractholder deposit funds and other policyholder liabilities in the consolidated balance sheets:

	Years Ended
	December 31, 2022	December 31, 2021
Balance, as of beginning of year	$1,010,846	$872,914
Expense incurred	171,603	137,932
Balance, as of end of year	$1,182,449	$1,010,846
The following table presents the account value, net amount at risk and number of contractholders for annuity contracts with guaranteed withdrawal benefits as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
($ in thousands, except for contractholders information)
Account value	$10,444,227	$11,057,318
Net amount at risk	$4,761,980	$3,655,914
Number of contractholders	80,559	80,955
Contractholder deposit funds with embedded derivatives
The following table shows the balances of the account value and embedded derivatives reported in policy liabilities in the consolidated statements of financial condition:

	December 31, 2022	December 31, 2021
Account value	$35,615,978	$28,537,784
Embedded derivatives	$2,193,226	$2,541,225
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

Notes to Financial Statements (Continued)
The additional reserve related to universal life products with secondary guarantees is calculated using methods similar to those described above under “Guaranteed minimum death benefits.” The costs related to these secondary guarantees are recognized over the life of the contracts through the accrual and subsequent release of a reserve which is revalued each period. The reserve is determined for any point in time equal to the accumulated value of the assessments since inception times the benefit ratio less the accumulated value of death benefits paid since inception. The benefit ratio is the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract. Generally, total expected excess benefit payments are the aggregate of death claims after the policyholder account value is exhausted. The exception is when the cost of insurance charges is insufficient to produce consistently positive earnings in the future. In this case, all death benefits are deemed to be excess benefits. The reserves for universal life no-lapse guarantees were $4.9 billion and $4.6 billion as of December 31, 2022 and 2021, respectively.
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

Notes to Financial Statements (Continued)
Closed blocks
Summarized financial information of Global Atlantic’s closed blocks is as follows:

	December 31, 2022	December 31, 2021
Assets
Total investments	$1,365	$2,964
Cash and cash equivalents	4,007	2,904
Accrued investment income	44	35
Reinsurance recoverable	981,775	1,293,791
Deferred income taxes	43,766	59,902
Total assets	1,030,957	1,359,596
Liabilities
Future policy benefits	894,117	1,226,231
Outstanding claims	27,912	28,655
Contractholder deposit funds and other liabilities	1,010	1,074
Policyholder dividend obligation at fair value(1)	79,575	81,280
Policyholder dividends payable at fair value(1)	10,013	11,096
Total policy liabilities	1,012,627	1,348,336
Accrued expenses and other liabilities	12,803	10,412
Total liabilities	1,025,430	1,358,748
Excess of closed block liabilities over assets designated to the closed blocks and maximum future earnings to be recognized from closed block assets and liabilities	$(5,527)	$(848)
(1)Included within contractholder deposit funds and other policyholder liabilities in the consolidated balance sheets.

	Years Ended
	December 31, 2022	December 31, 2021
Revenues
Premiums and other income	$(436)	$660
Net investment expense	164	(28)
Total revenues	(272)	632
Benefits and expenses
Policy benefits	(12,141)	(5,652)
Other expenses	251	8
Total benefits and expenses	(11,890)	(5,644)
Net contribution from the closed blocks	11,618	6,276
Income tax (benefit) expense	16,185	(3,026)
Net (loss) income	$(4,567)	$9,302
Many expenses related to the closed block operations are charged to operations outside the closed blocks; accordingly, the contribution from the closed blocks does not represent the actual profitability of the closed block operations.
The closed blocks of business represent policies acquired through acquisition, which were valued at fair value as of the acquisition date.

Notes to Financial Statements (Continued)
19. INCOME TAXES
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
Income before income taxes includes the following components:

	For the Years Ended December 31,
	2022	2021	2020
Income before Income Taxes:
United States	$(1,480,217)	$13,160,722	$5,534,251
Foreign	421,017	487,727	192,444
Total Income before Income Taxes	$(1,059,200)	$13,648,449	$5,726,695
The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2022	2021	2020
Current
Federal	$737,737	$344,052	$181,838
State and Local	97,074	40,336	29,033
Foreign	94,473	81,370	49,962
Subtotal	929,284	465,758	260,833
Deferred
Federal	(864,234)	793,540	289,700
State and Local	(83,113)	97,063	36,460
Foreign	(17,609)	(3,091)	22,104
Subtotal	(964,956)	887,512	348,264
Total Income Taxes	$(35,672)	$1,353,270	$609,097
The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2022	2021	2020
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%
Income not attributable to KKR & Co. Inc. (1)	(25.9)%	(14.0)%	(13.9)%
Foreign Income Taxes	0.2%	0.3%	0.8%
State and Local Income Taxes	(1.3)%	0.8%	0.8%
Compensation Charges not attributable to KKR & Co. Inc.	8.6%	2.8%	2.4%
Change in Valuation Allowance	—%	—%	0.4%
Other	0.8%	(1.0)%	(0.9)%
Effective Income Tax Rate	3.4%	9.9%	10.6%
(1)Represents primarily income attributable to (i) noncontrolling interests for all periods. This item also includes investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the conversion of KKR & Co. L.P. to KKR & Co. Inc.

Notes to Financial Statements (Continued)
A summary of the tax effects of the temporary differences is as follows:

Asset Management	December 31, 2022	December 31, 2021
Deferred Tax Assets
Fund Management Fee Credits	$185,154	$98,165
Equity Based Compensation	70,246	34,116
KKR Holdings Unit Exchanges (1)	445,587	449,683
Depreciation and Amortization (2)	185,865	212,063
Operating Lease Liability	80,323	40,101
Net Operating Loss Carryforwards	—	58,764
Other	29,273	37,833
Total Deferred Tax Assets before Valuation Allowance	996,448	930,725
Valuation Allowance	—	(23,082)
Total Deferred Tax Assets	996,448	907,643
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses (2)(3)	1,971,093	1,662,353
Indefinite Lived Intangible Asset(4)	532,274	—
Operating Lease Right-of-Use Asset	80,323	40,101
Other	25,729	19,855
Total Deferred Tax Liabilities	2,609,419	1,722,309
Total Deferred Taxes, Net	$(1,612,971)	$(814,666)
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
(3)This deferred tax item includes a portion of the tax liability KKR recognized as a result of the Reorganization Mergers. See Note 1 "Organization".
(4)In connection with the acquisition of KJRM, the Company recognized a deferred tax liability resulting from the difference in the book and tax basis of the indefinite lived intangibles as of the acquisition date. See Note 3 "Acquisitions".

Insurance	December 31, 2022	December 31, 2021
Deferred Tax Assets
Insurance Reserves	$923,450	$1,993,496
Insurance Intangibles	300,147	168,054
Net Operating Loss and Capital Loss Carryforwards	69,566	15,857
Insurance Investment Basis Differences, Including Derivatives	1,599,012	—
Other	31,369	75,000
Total Deferred Tax Assets before Valuation Allowance	2,923,544	2,252,407
Valuation Allowance	(89,250)	—
Total Deferred Tax Assets	2,834,294	2,252,407
Deferred Tax Liabilities
Insurance Loss Reserve Adjustment	83,894	111,910
Insurance Investment Basis Differences, Including Derivatives	—	1,384,621
Other	23,209	—
Total Deferred Tax Liabilities	107,103	1,496,531
Total Deferred Taxes, Net	$2,727,191	$755,876
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.

Notes to Financial Statements (Continued)
In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered our ability and intent to hold the underlying securities to recovery. Based on all available evidence, Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. For the year ended December 31, 2022, Global Atlantic established $89.3 million of valuation allowance associated with the unrealized tax capital losses in the available for sale securities portfolio. The valuation allowance establishment was allocated to other comprehensive income. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will be realized.
As of December 31, 2022, Global Atlantic has a federal NOL carryforward of $152.6 million that will begin to expire in 2034. In addition, Global Atlantic has capital loss carryforwards of $176.5 million which will begin to expire in 2025.
As of December 31, 2022, KKR has accumulated undistributed earnings generated by certain foreign subsidiaries, which we intend to indefinitely reinvest and have not recorded any deferred taxes with respect to outside U.S. federal income tax basis difference on these subsidiaries. KKR will continue to evaluate its capital management plans.
As a result of the Reorganization Mergers (see Note 1 "Organization"), KKR recorded additional deferred tax liabilities of $1,095 million with a corresponding decrease to Additional Paid-In Capital during the twelve months ended December 31, 2022.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA will be effective beginning with the fiscal year 2023, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022. As required under the authoritative guidance of ASC 740, Income Taxes, we reviewed the impact on income taxes due to the change in legislation and concluded there was no impact to the financial statements as of December 31, 2022. KKR is in the process of evaluating the potential future impacts of the IRA, and the Company will continue to review and monitor the issuance of additional guidance from the Treasury.
Tax Contingencies
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2022, tax returns of KKR and its predecessor entities are no longer subject to examinations for years before 2016 for U.S. federal tax returns and 2011 for state and local tax returns under general statute of limitations provisions.

At December 31, 2022, 2021 and 2020, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Unrecognized Tax Benefits, beginning of period	$59,633	$60,712	$53,372
Gross increases in tax positions in prior periods	5,169	—	—
Gross decreases in tax positions in prior periods	(8,414)	(2,009)	(125)
Gross increases in tax positions in current period	6,261	2,671	7,700
Lapse of statute of limitations	(551)	(1,741)	(235)
Settlements with taxing authorities	(21,090)	—	—
Unrecognized Tax Benefits, end of period	$41,008	$59,633	$60,712
If the above tax benefits were recognized, the effective income tax rate would be reduced. KKR believes that there could be a decrease to the tax positions up to $13 million within 12 months of the reporting date but the impact of such decrease to the effective tax rate would not be significant.

Notes to Financial Statements (Continued)
KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net decrease of accrued penalties of $2.0 million and interest of $2.0 million during 2022 and in total, as of December 31, 2022, recognized a liability for penalties of $3.2 million and interest of $11.8 million. During 2021, penalties of $2.6 million and interest of $0.5 million were accrued and in total, as of December 31, 2021 recognized a liability for penalties of $5.2 million and interest of $13.8 million. During 2020, penalties of $0.5 million and interest of $3.1 million were accrued and in total, as of December 31, 2020, recognized a liability for penalties of $2.6 million and interest of $13.3 million.

Notes to Financial Statements (Continued)
20. EQUITY BASED COMPENSATION

	For the Years Ended December 31,
	2022	2021	2020
KKR Equity Incentive Plan Awards(1)	$458,659	$272,994	$246,395
KKR Holdings Awards(2)	119,834	160,722	80,007
Total	$578,493	$433,716	$326,402
(1)Includes $9.0 million and $11.7 million of equity based compensation related to our insurance business for the years ended December 31, 2022 and 2021, respectively.
(2)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.

Asset Management
KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of December 31, 2022, 65,305,996 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.
Service-Vesting Awards
Under the Equity Incentive Plans, KKR grants restricted stock units and restricted holdings units that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as "Service-Vesting Awards"). In certain cases, these Service-Vesting Awards may have a percentage of the award that vests immediately upon grant. Additionally, some but not all Service-Vesting Awards are subject to transfer restrictions and/or minimum retained ownership requirements. The transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, some but not all of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Awards do not participate in dividends until such awards have met their vesting requirements.
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
As of December 31, 2022, there was approximately $550.6 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.7 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2022 through December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	19,307,041	$41.21
Granted	3,456,984	50.47
Vested	(6,067,099)	33.61
Forfeitures	(526,862)	47.92
Balance, December 31, 2022	16,170,064	$45.82
Market Condition Awards
Under the Equity Incentive Plans, KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards") for certain employees. The following is a discussion of Market Condition Awards excluding the Co-CEO Awards, except where discussed below.
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
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$25.29	$19.87 - $66.80
Closing KKR share price as of valuation date	$43.89	$37.93 - $76.31
Risk Free Rate	1.14%	0.41% - 3.86%
Volatility	30.07%	28.00% - 38.00%
Dividend Yield	1.39%	0.76% - 1.53%
Expected Cost of Equity	10.83%	9.13% - 11.80%
As of December 31, 2022, there was approximately $417.5 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.6 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2022 through December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	21,370,847	$25.03
Granted	5,816,242	26.28
Vested	(325,000)	26.44
Forfeitures	(663,558)	24.35
Balance, December 31, 2022	26,198,531	$25.30
As of December 31, 2022, 19.2 million of these Market Condition awards have met their market price based vesting condition.
Co-CEO Awards
On December 9, 2021, the Board of Directors approved grants of 7.5 million restricted holdings units to each of KKR’s Co-Chief Executive Officers that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Co-CEOs Awards"). For both Co-Chief Executive Officers, 20% of the Co-CEOs Awards are eligible to vest at each of the following KKR common stock prices targets: $95.80, $105.80, $115.80, $125.80 and $135.80. The market price based vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. In addition to the market price based vesting conditions, in order for the award to vest, the Co-Chief Executive Officer is required to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability).
These awards will be automatically canceled and forfeited upon the earlier of a Co-Chief Executive Officer’s termination of service (except for involuntary termination without cause, death or permanent disability) or the failure to meet the market price based vesting condition by December 31, 2028 (for which continued service is required if the market price vesting condition is met after December 31, 2026). Co-CEO Awards do not participate in dividends until such awards have met both their service-based and market price based vesting requirements. Additionally, these awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
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
As of December 31, 2022, there was approximately $580.0 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from January 1, 2023 to December 31, 2026. As of December 31, 2022, none of these Co-CEO awards have met their market price based vesting condition.

Notes to Financial Statements (Continued)
KKR Holdings Awards
On October 8, 2021, as part of the transactions contemplated by the Reorganization Mergers, of the 3.3 million outstanding KKR Holdings Units that remained unallocated, KKR Holdings allocated 1,150,000 KKR Holdings Units to each of KKR’s Co-CEOs, of which 70% vested immediately, on October 8, 2021, and the remaining 30% were subject to forfeiture if such Co-CEO was not employed by KKR on October 1, 2022 (except in the case of death or permanent disability). These KKR Holdings Units were subject to customary one- and two-year transfer restrictions that will apply, as applicable, until October 1, 2023 and October 1, 2024.
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
Insurance
Global Atlantic recognized $72.0 million and $63.9 million of expense related to equity-based compensation and long-term incentive awards for the years ended December 31, 2022 and 2021, respectively.
The income tax benefit recognized by Global Atlantic with respect to the equity-based compensation and long-term incentive plans for the years ended December 31, 2022 and 2021 was $11.5 million and $11.0 million, respectively, and was recognized as income tax benefit in the consolidated statements of operations.
No equity-based compensation costs were capitalized during the years ended December 31, 2022 and 2021.
Equity Classified Awards - KKR Equity Incentive Plan Awards
On February 1, 2021, in connection with the GA Acquisition, employees of Global Atlantic were awarded a one-time grant of restricted stock units under the 2019 Equity Incentive Plan. These awards (i) are subject to service-based vesting conditions and (ii) expense associated with the vesting of these awards is based on the closing price of KKR & Co. Inc. common stock on the date of grant, consistent with other awards granted under the 2019 Equity Incentive Plan as described above.
On July 1, 2021, a grant of a Market Condition Award was made under the 2019 Equity Incentive Plan. This award is subject to meeting certain market price based vesting conditions of KKR common stock but has no service vesting condition. Expense associated with the grant date fair value of this award of $10.5 million was fully recognized in the three months ended September 30, 2021.
Global Atlantic recognized $9.0 million and $11.7 million of total equity-based compensation expense for the years ended December 31, 2022 and 2021 associated with these awards, respectively.
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

Notes to Financial Statements (Continued)
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
Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value, net of a 4% estimated forfeiture rate. Global Atlantic adjusts expense periodically for changes in book value until the awards are settled or forfeited. Expense recognized on forfeited awards is reversed in the period of forfeiture. The table below presents the activity related to book value awards for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31, 2022	December 31, 2021
Outstanding amount as of beginning of period	$145,000	$—
Pre-acquisition awards converted to book-value awards on February 1, 2021	—	89,000
Granted	48,700	88,195
Forfeited	(5,527)	(7,677)
Impact of change in book value on outstanding awards	—	6,597
Vested and issued	(49,577)	(31,115)
Outstanding amount as of end of period	$138,596	$145,000
Global Atlantic recognized $63.0 million and $52.2 million of compensation expense for the years ended December 31, 2022 and 2021 associated with these awards, respectively. As of December 31, 2022 and December 31, 2021, the remaining unamortized compensation expenses of $98.1 million and $99.6 million are expected to be recognized over a remaining average period of 2.45 years and 2.67 years, respectively.
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

Notes to Financial Statements (Continued)
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
During the years ended December 31, 2022 and 2021, 27 and 841 incentive units were granted to employees, and 13 and 10 incentive units were forfeited, respectively. As of December 31, 2022 and 2021, there were approximately 845 and 831 incentive units outstanding under the Plan, respectively.
Global Atlantic recorded compensation expense of $89.1 million and $43.3 million for the years ended December 31, 2022 and 2021 related to the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities, respectively. As of December 31, 2022 and 2021, there was approximately $118.3 million and $104.1 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 3.09 years and 4.09 years, respectively.

Notes to Financial Statements (Continued)
21. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2022	December 31, 2021
Amounts due from unconsolidated investment funds	$1,401,766	$1,109,769
Amounts due from portfolio companies	261,537	114,514
Due from Affiliates	$1,663,303	$1,224,283
Due to Affiliates consists of:

	December 31, 2022	December 31, 2021
Amounts due to current and former employees under the tax receivable agreement (1)	$420,599	$399,163
Amounts due to unconsolidated investment funds	45,458	63,559
Due to Affiliates	$466,057	$462,722
(1)See Note 1 "Organization."

Tax Receivable Agreement
KKR Group Co. Inc. (formerly KKR & Co. Inc.) and KKR Holdings were parties to a tax receivable agreement, which required KKR to pay to KKR Holdings or to its limited partners a portion of any cash tax savings realized by KKR resulting from their exchange of KKR Group Partnership Units for shares of common stock. In connection with the Reorganization Mergers, KKR Holdings and KKR terminated the tax receivable agreement on May 30, 2022; provided that, notwithstanding such termination of the tax receivable agreement, all obligations of KKR to make payments arising under the tax receivable agreement with respect to any exchanges completed prior to May 30, 2022 remain outstanding until fully paid.
Prior to the Reorganization Mergers, KKR was required to acquire KKR Group Partnership Units from time to time pursuant to the exchange agreement with KKR Holdings. The KKR Group Partnership made an election under Section 754 of the Code that was effective for each taxable year in which an exchange of KKR Group Partnership Units for shares of common stock occurred, which may have resulted in an increase in KKR's tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges were expected to result in an increase in KKR's share of the tax basis of the tangible and intangible assets of the KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in KKR's business that would not otherwise have been available. This increase in tax basis may have increased depreciation and amortization deductions for tax purposes and therefore reduced the amount of income tax KKR otherwise would be required to pay. This increase in tax basis may have also decreased gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The tax receivable agreement required KKR to pay to KKR Holdings, or to current and former principals who exchanged KKR Holdings Units for shares of common stock (as transferees of KKR Group Partnership Units), 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that KKR realized as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings KKR actually realized as a result of increases in tax basis that arose due to future payments under the agreement. KKR benefited from the remaining 15% of cash savings, if any, in income tax that it realized.
These payment obligations are obligations of KKR Group Co. Inc. (formerly KKR & Co. Inc.) and its wholly-owned subsidiary, KKR Group Holdings Corp., which are treated as corporations for U.S. tax purposes, but are not payment obligations of KKR & Co. Inc. or KKR Group Partnership L.P., and are recorded within Due to Affiliates in the accompanying consolidated statements of financial condition. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of KKR's tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the exchanging holders of KKR Group Partnership Units.

Notes to Financial Statements (Continued)
Effective July 1, 2018, we amended the tax receivable agreement to reflect the conversion of KKR & Co. L.P. to KKR Group Co. Inc. (formerly KKR & Co. Inc.) on July 1, 2018 (the "Conversion"). The amendment also provides that, in the event the maximum U.S. federal corporate income tax rate is increased to a rate higher than 21.0% within the five- year period following the Conversion, for exchanges pursuant to the exchange agreement that take place within that five-year period (other than exchanges following the death of an individual), payments of cash tax savings realized as a result of such exchanges shall be calculated by applying a U.S. federal corporate income tax rate not to exceed 21.0%. The amendment also clarified that the tax benefit payments with respect to exchanges completed at any time prior to the Conversion will be calculated without taking into account the step-up in tax basis in our underlying assets that we generated in 2018 as a result of the Conversion.
For the years ended December 31, 2022, 2021 and 2020, cash payments that have been made under the tax receivable agreement were $10.3 million, $7.2 million, and $7.2 million, respectively. KKR expects to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2022, $10.7 million of cumulative income tax savings have been realized.
Discretionary Investments
Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its hedge fund partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $714.8 million, $685.8 million, and $645.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Aircraft and Other Services
Certain of the senior employees own aircraft that are used for KKR's business in the ordinary course of its operations. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $2.9 million, $1.7 million, and $1.7 million for the use of these aircraft for the years ended December 31, 2022, 2021 and 2020, respectively, of which substantially all was paid to entities controlled by Messrs. Kravis and Roberts, and of which substantially all was borne by KKR rather than its investment funds (which indirectly bear the cost of some of these flights at commercial airline rates). For the year ended December 31, 2022, KKR reimbursed Mr. Bae approximately $0.6 million for the use of private aircraft in which he has fractional share ownership arrangements. KKR's reimbursement covered certain fees and variable costs based on established rates, but did not cover any other capital costs or purchase price.
Facilities
Messrs. Kravis and Roberts, including their estate planning trusts, whose beneficiaries include their children, and certain other senior employees who are not executive officers of KKR, are minority limited partners in a real estate partnership that owns KKR's Menlo Park location. Payments made to this partnership were $8.8 million, $8.6 million, and $8.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. In November 2022, this lease was renewed for another 15-year term.

Notes to Financial Statements (Continued)
22. SEGMENT REPORTING
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
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic transaction-related charges and (iv) non-recurring items, if any. Strategic transaction-related items arise from corporate actions and consist primarily of (i) impairments, (ii) non-monetary gains or losses on divestitures, (iii) transaction costs from strategic acquisitions, and (iv) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Segment operating earnings for the asset management and insurance segments is further defined as follows:
•Asset Management Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized carried interest, (ii) net unrealized gains (losses) on investments, and (iii) related unrealized carried interest compensation. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies, are included in Asset Management Segment Operating Earnings.
•Insurance Segment Operating Earnings is the profitability measure used to make operating decisions and to assess the performance of the Insurance segment and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, (iv) Income Taxes, and (v) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings excludes the impact of: (i) realized (gains) losses related to asset/liability matching investments strategies, (ii) unrealized investment (gains) losses, (iii) changes in the fair value of derivatives, embedded derivatives, and fair value liabilities for fixed-indexed annuities, indexed universal life contracts and variable annuities, and (iv) the associated income tax effects of all exclusions from Insurance Segment Operating Earnings except for equity-based compensation expense. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management fee expenses that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.

Notes to Financial Statements (Continued)
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	For the Years Ended December 31,
	2022	2021	2020
Asset Management
Management Fees (1)	$2,656,487	$2,071,440	$1,441,578
Transaction and Monitoring Fees, Net	775,933	1,004,241	632,433
Fee Related Performance Revenues	90,665	45,852	39,555
Fee Related Compensation	(769,735)	(702,387)	(486,481)
Other Operating Expenses	(585,999)	(449,155)	(346,558)
Fee Related Earnings	2,167,351	1,969,991	1,280,527
Realized Performance Income	2,176,658	2,141,596	1,165,699
Realized Performance Income Compensation	(1,333,526)	(1,239,177)	(697,071)
Realized Investment Income (2)	1,134,419	1,613,244	644,659
Realized Investment Income Compensation	(159,003)	(241,994)	(106,830)
Asset Management Segment Operating Earnings	$3,985,899	$4,243,660	$2,286,984

Insurance
Net Investment Income (1) (2)	$4,112,244	$3,329,570	$—
Net Cost of Insurance	(2,415,996)	(1,566,681)	—
General, Administrative and Other	(637,718)	(500,410)	—
Pre-tax Insurance Operating Earnings	1,058,530	1,262,479	—
Income Taxes	(171,744)	(199,095)	—
Net Income Attributable to Noncontrolling Interest	(341,582)	(410,833)	—
Insurance Segment Operating Earnings	$545,204	$652,551	$—

Total Segment Operating Earnings	$4,531,103	$4,896,211	$2,286,984

(1) Includes intersegment management fees of $301.3 million and $158.7 million for the years ended December 31, 2022 and 2021, respectively.
(2) Includes intersegment interest expense and income of $145.3 million and $31.0 million for the years ended December 31, 2022 and 2021, respectively.

	As of December 31,
	2022	2021
Segment Assets:
Asset Management	$30,373,666	$32,306,254
Insurance	173,442,519	166,553,187
Total Segment Assets	$203,816,185	$198,859,441

	For the Years Ended December 31,
Noncash expenses excluded from Segment Operating Earnings	2022	2021	2020
Equity Based Compensation and Other
Asset Management	$449,685	$261,330	$246,395
Insurance	152,083	95,344	—
Total Non-cash expenses	$601,768	$356,674	$246,395

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	For the Years Ended December 31,
	2022	2021	2020

Total GAAP Revenues	$5,721,195	$16,236,148	$4,230,891
Impact of Consolidation and Other	841,711	808,174	461,244
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	2,500,509	(6,842,414)	(2,224,100)
Realized Carried Interest	1,993,860	1,752,130	1,042,204
Realized Investment Income	1,134,419	1,613,244	644,659
Capstone Fees	(86,665)	(91,407)	(81,452)
Expense Reimbursements	(102,927)	(178,572)	(149,522)
Insurance Adjustments:
Net Premiums	(1,182,461)	(2,226,078)	—
Policy Fees	(1,278,736)	(1,147,913)	—
Other Income	(139,124)	(120,213)	—
Investment Gains and Losses	472,053	544,357	—
Derivative Gains and Losses	1,072,572	(141,513)	—
Total Segment Revenues (1)	$10,946,406	$10,205,943	$3,923,924
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	For the Years Ended December 31,
	2022	2021	2020

Income (Loss) Before Tax (GAAP)	$(1,059,200)	$13,648,449	$5,726,695
Impact of Consolidation and Other	(84,554)	(5,165,795)	(1,696,897)
Interest Expense	315,189	250,183	211,037
Equity-based compensation - KKR Holdings(1)	119,834	161,283	80,739
Asset Management Adjustments:
Net Unrealized (Gains) Losses	2,002,082	(2,590,280)	(1,697,740)
Unrealized Carried Interest	4,231,359	(4,043,135)	(1,070,803)
Unrealized Carried Interest Compensation (Carry Pool)	(1,753,396)	1,751,912	467,485
Strategic Corporate Transaction-Related Charges(2)	94,629	25,153	20,073
Equity-based compensation	210,756	183,100	236,199
Equity-based compensation - Performance based	238,929	78,230	10,196
Insurance Adjustments:(3)
Net (Gains) Losses from Investments and Derivatives	192,743	658,975	—
Strategic Corporate Transaction-Related Charges	24,746	25,711	—
Equity-based and Other Compensation	152,083	95,344	—
Amortization of Acquired Intangibles	17,647	16,176	—
Income Taxes	(171,744)	(199,095)	—
Total Segment Operating Earnings	$4,531,103	$4,896,211	$2,286,984
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the year ended December 31, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered in connection with the acquisition of KJRM and that were settled upon closing in the second quarter of 2022.
(3)Amounts include the portion allocable to noncontrolling interests.

Notes to Financial Statements (Continued)

	As of
	December 31, 2022	December 31, 2021
Total GAAP Assets	$277,077,191	$264,285,440
Impact of Consolidation and Reclassifications	(71,388,438)	(61,775,687)
Carry Pool Reclassifications	(1,872,568)	(3,650,312)
Total Segment Assets	$203,816,185	$198,859,441
23. EQUITY
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
Series I and Series II Preferred Stock
Except for any distribution required by Delaware law to be made upon a dissolution event, the holders of Series I preferred stock do not have any economic rights to receive dividends. Series I preferred stock is entitled to vote on various matters that may be submitted to vote of the stockholders and the other matters as set forth in the certificate of incorporation. Upon a dissolution event, each holder of Series I preferred stock will be entitled to a payment equal to $0.01 per share of Series I preferred stock. The Series I preferred stock will be eliminated on the Sunset Date (as defined in Note 1 "Organization"), which is scheduled to occur not later than December 31, 2026.
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

Notes to Financial Statements (Continued)
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
Share Repurchase Program
On February 7, 2023, KKR announced an increase to the total available amount under its repurchase program to $500 million. Prior to this increase, there was approximately $78 million remaining under the program.
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
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	For the Years Ended December 31,
	2022	2021	2020
Shares of common stock repurchased	5,191,174	4,462,533	10,209,673
Equity awards for common stock retired	1,308,501	3,350,874	2,850,094
Change in KKR & Co. Inc.'s Ownership Interest
Vesting of restricted holdings units into KKR common stock results in a change in ownership in KKR Group Partnership L.P., while KKR retains a controlling interest, and is accounted for as an equity transaction between the controlling and noncontrolling interests. Additionally, in December 2022, Global Atlantic completed a $500 million equity raise. KKR contributed approximately $423 million, increasing its ownership in Global Atlantic from 61.5% to 63.3%. The change in ownership interest in Global Atlantic, while KKR retained its controlling interest, was accounted for as an equity transaction, which resulted in (i) a reduction in the amount recorded as a noncontrolling interest and a corresponding increase in additional paid-in-capital of approximately $34 million and (ii) an increase in the participation of KKR to the accumulated other comprehensive loss balance for approximately $172 million. The impact of (i) the vesting of restricted holdings units and (ii) the change in ownership in Global Atlantic are included within "Change in KKR & Co. Inc.'s Ownership Interest."
Noncontrolling Interests
Noncontrolling interests represent (i) noncontrolling interests in consolidated entities and (ii) noncontrolling interests held by KKR Holdings before the closing of the Reorganization Mergers described in Note 1 "Organization."
Noncontrolling Interests in Consolidated Entities and Other
Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:
(i)third party fund investors in KKR's consolidated funds and certain other entities;

Notes to Financial Statements (Continued)
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

Noncontrolling Interests held by KKR Holdings
Noncontrolling interests held by KKR Holdings prior to the Reorganization Mergers consisted of economic interests held by principals indirectly in KKR Group Partnership Units. Such principals received financial benefits from KKR's business in the form of distributions received from KKR Holdings and through their direct and indirect participation in the value of KKR Group Partnership Units held by KKR Holdings. These financial benefits were not paid by KKR & Co. Inc. and were borne by KKR Holdings. As described in Note 1 "Organization," KKR completed the Reorganization Mergers on May 31, 2022 and acquired KKR Holdings and all of the KKR Group Partnership Units held by it.
The following tables present the calculation of total noncontrolling interests:

	For the Year Ended December 31, 2022
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$32,043,699	$8,430,866	$40,474,565
Net income (loss) attributable to noncontrolling interests (1)	127,829	(313,019)	(185,190)
Other comprehensive income (loss), net of tax (2)	(3,355,059)	(1,074,414)	(4,429,473)
Exchange of KKR Holdings Units to Common Stock (3)	—	(12,865)	(12,865)
Equity-based and other non-cash compensation	263,891	100,334	364,225
Capital contributions	13,706,821	—	13,706,821
Capital distributions	(6,868,334)	(171,580)	(7,039,914)
Holdings Merger (4)	—	(6,959,322)	(6,959,322)
Change in KKR & Co. Inc.'s Ownership Interest	(140,847)	—	(140,847)
Balance at the end of the period	$35,778,000	$—	$35,778,000

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2021
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$20,570,716	$6,512,382	$27,083,098
Net income (loss) attributable to noncontrolling interests (1)	4,910,003	2,714,640	7,624,643
Other comprehensive income (loss), net of tax (2)	(151,806)	(91,595)	(243,401)
Exchange of KKR Holdings Units to Common Stock(3)	—	(522,474)	(522,474)
Equity-based and other non-cash compensation	104,838	161,283	266,121
Capital contributions	14,693,564	25	14,693,589
Capital distributions	(7,141,225)	(343,395)	(7,484,620)
Impact of Acquisition (5)	190,405	—	190,405
Changes in consolidation	(1,132,796)	—	(1,132,796)
Balance at the end of the period	$32,043,699	$8,430,866	$40,474,565

	For the Year Ended December 31, 2020
	Noncontrolling Interests in Consolidated Entities and Other	Noncontrolling Interests Held by KKR Holdings	Total Noncontrolling Interests
Balance at the beginning of the period	$13,966,250	$5,728,634	$19,694,884
Net income (loss) attributable to noncontrolling interests (1)	1,907,155	1,207,934	3,115,089
Other comprehensive income (loss), net of tax (2)	(4,092)	12,191	8,099
Exchange of KKR Holdings Units to Common Stock (3)	—	(291,525)	(291,525)
Equity-based and other non-cash compensation	52,645	80,739	133,384
Capital contributions	9,860,609	98	9,860,707
Capital distributions	(4,950,763)	(209,776)	(5,160,539)
Transfer of interests under common control (6)	(21,830)	7,445	(14,385)
Transfer of Oil and Gas Interests (See Note 2)	—	(23,358)	(23,358)
Changes in consolidation	(239,258)	—	(239,258)
Balance at the end of the period	$20,570,716	$6,512,382	$27,083,098
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
(6)KKR acquired KKR Capstone on January 1, 2020. KKR Capstone was consolidated prior to January 1, 2020 and consequently, this transaction was accounted for as an equity transaction. This transaction resulted in an increase to KKR Group Partnership's equity. Accordingly, both KKR's equity and noncontrolling interests held by KKR Holdings increased for their proportionate share of the KKR Capstone equity based on their ownership in KKR Group Partnership on January 1, 2020.

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
The following table presents net income (loss) attributable to noncontrolling interests held by KKR Holdings:

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(1,023,528)	$12,295,179	$5,117,598
(-) Net income (loss) attributable to Redeemable Noncontrolling Interests	2,792	4,060	—
(-) Net income (loss) attributable to Noncontrolling Interests in consolidated entities and other	127,829	4,910,003	1,907,155
(-) Series A and B Preferred Stock Dividends	—	36,647	33,364
(-) Series C Mandatory Convertible Preferred Stock Dividends	69,000	69,000	23,191
(+) Income tax expense (benefit) attributable to KKR & Co. Inc.	(233,752)	1,227,492	545,546
Net income (loss) attributable to KKR & Co. Inc. Common Stockholders and KKR Holdings	$(1,456,901)	$8,502,961	$3,699,434

Net income (loss) attributable to Noncontrolling Interests held by KKR Holdings	$(313,019)	$2,714,640	$1,207,934

24. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interests represent:
(i) Noncontrolling interests of certain KKR investment funds and vehicles that are subject to periodic redemption by fund investors following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Consolidated fund investor's interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying consolidated statements of financial condition and presented as Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in the accompanying consolidated statements of operations. When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition.
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $82.7 million and $82.5 million as of December 31, 2022 and 2021, respectively, as determined by the HLBV method, respectively. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of both December 31, 2022 and 2021, the estimated redemption value that would be due at the respective redemption dates is $5.3 million.

Notes to Financial Statements (Continued)
The following table presents the calculation of Redeemable Noncontrolling Interests:

	For the Years Ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$82,491	$—	$—
Impact of Acquisition (See Note 3)	—	91,845	—
Net income (loss) attributable to Redeemable Noncontrolling Interests	2,792	4,060	—
Capital contributions	69,322	—	—
Capital distributions	(2,540)	(13,414)	—
Balance at the end of the period	$152,065	$82,491	$—

25. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of December 31, 2022, KKR had unfunded commitments consisting of $10.4 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $116 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of December 31, 2022, these commitments amounted to $654.3 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2022 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.3 billion and $2.0 billion as of December 31, 2022 and 2021, respectively. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $55.8 million and $21.7 million for current expected credit losses as of December 31, 2022 and 2021, respectively.
In addition, Global Atlantic has entered into certain forward flow agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
As of December 31, 2022, purchase commitments under agreements with third-party administrators and other service providers were as follows:

2023	$35,701
2024	30,978
2025	27,356
2026	19,981
2027	11,672
Thereafter	75,393
Total	$201,081

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
As of December 31, 2022, the approximate aggregate future lease payments required on the asset management operating leases are as follows:

2023	$45,626
2024	47,263
2025	47,190
2026	39,153
2027	29,204
Thereafter	192,588
Total lease payments required (1)	401,024
Less: Imputed Interest	53,123
Total operating lease liabilities	$347,901
(1) Lease payments required exclude approximately $456 million for leases signed, but not yet commenced. These leases related to corporate offices and will commence in 2024 with lease terms of 15 years.

Global Atlantic also enters into land leases for its consolidated investments in renewable energy.
As of December 31, 2022, the approximate aggregate future lease payments required on the Global Atlantic operating leases are as follows:

2023	$18,012
2024	18,839
2025	17,080
2026	15,556
2027	15,745
Thereafter	272,362
Total lease payments required	357,594
Less: Imputed Interest	162,593
Total operating lease liabilities	$195,001
Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. KKR has guaranteed its general partners' clawback obligations.

Notes to Financial Statements (Continued)
As of December 31, 2022, approximately $520 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2022 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $210 million of that amount from KKR Associates Holdings L.P., which is not a KKR subsidiary. As of December 31, 2022, KKR Associates Holdings L.P. had access to cash reserves sufficient to reimburse the full $210 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $2.9 billion, and KKR would be entitled to seek reimbursement of approximately $1.2 billion of that amount from KKR Associates Holdings L.P. KKR will acquire control of KKR Associates Holdings L.P. when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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
Indemnifications and Other Guarantees
Asset Management Segment

KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. KKR (including KFN) and certain of KKR's investment funds have provided and provide certain credit support, such as indemnities and guarantees, relating to a variety of matters, including non-recourse carve-out guarantees for fraud, willful misconduct and other wrongful acts in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii) certain investment vehicles that KKR manages or sponsors.

KKR also has provided, and provides, credit support in connection with the Asset Management business, including:
i.to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages,

ii.in connection with repayment and funding obligations to third-party lenders on behalf of certain employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle,

iii.to one of its hedge fund partnerships,

iv.through a contingent guarantee of a subsidiary’s loan repayment obligations, which does not become effective unless and until its loan becomes accelerated due to certain specified events of default involving the investment vehicles managed by KJRM,

v.the obligations of our subsidiaries' funding obligations to our investment vehicles, and

vi.certain of our investment vehicles to fund or otherwise be liable for a portion of their investment losses and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).

KKR may also become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets.

Notes to Financial Statements (Continued)
Insurance Segment

The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of December 31, 2022, the present value of the remaining amount to be paid is $67.1 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $32.9 million, as of December 31, 2022, with expiration dates between March 2023 to September 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $232.1 million, as of December 31, 2022. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both December 31, 2022 and 2021, the expected credit loss on the contingent liability associated with these letters of credit was not material.
Unless otherwise stated above, KKR's maximum exposure under the arrangements described under this section “Indemnifications and Other Guarantees” are currently unknown as there are no stated or notional amounts included in these arrangements and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

Litigation
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory proceedings against them.
In December 2017, KKR & Co. L.P. (which is now KKR Group Co. Inc.) and its then Co-Chief Executive Officers were named as defendants in a lawsuit filed in Kentucky state court alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. KKR and other defendants’ motions to dismiss were denied by the trial court in November 2018, but in April 2019 the Kentucky Court of Appeals vacated the trial court's opinion and order denying the motions to dismiss the case for lack of standing. The decision of the Court of Appeals was appealed by plaintiffs to the Supreme Court of Kentucky. On July 9, 2020, the Supreme Court of Kentucky reversed the trial court's order and remanded the case to the trial court with direction to dismiss the complaint for lack of constitutional standing. On July 20, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a motion to intervene as a plaintiff in the lawsuit and on July 21, 2020 filed a new lawsuit in the same Kentucky trial court making essentially the same allegations against the defendants, including KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 29, 2020, certain private plaintiffs in the original lawsuit filed a motion to further amend their original complaint and to add new plaintiffs. On July 30, 2020, KKR and other defendants filed objections to the Attorney General’s motion to intervene. On December 28, 2020, the trial court dismissed the complaint filed by the original plaintiffs and denied their motion to amend their original complaint and add new plaintiffs, but granted the Office of the Attorney General’s motion to intervene. In January 2021, some of the attorneys for the private plaintiffs in the original lawsuit filed a new lawsuit, and a motion to intervene in the original lawsuit, on behalf of a new set of plaintiffs, who claim to be "Tier 3" members of Kentucky Retirement Systems, alleging substantially the same allegations as in the original lawsuit. The motion to intervene in the original lawsuit was denied. These "Tier 3" plaintiffs appealed the denial of their motion to intervene but then voluntarily dismissed their appeal on January 31, 2022. In addition, the Kentucky Retirement Systems had commissioned an investigation into certain matters alleged in the Attorney General's complaint. The trial court ordered that this investigation be completed by May 17, 2021, and the Attorney General was permitted to amend its complaint after reviewing the investigation's report within ten days of the Attorney General's receipt of it. On May 24, 2021, the Attorney General filed a First Amended Complaint on behalf of the Commonwealth of Kentucky. This complaint continues to name KKR & Co. L.P. and its then Co-Chief Executive Officers, as defendants, and makes similar allegations against them. KKR and the other defendants moved to dismiss the First Amended Complaint on July 30, 2021. The court held oral argument on these motions to dismiss on December 14, 2021. On July 9, 2021, the individual plaintiffs served an amended complaint,

Notes to Financial Statements (Continued)
which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the Attorney General’s lawsuit on behalf of the Commonwealth. On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20th complaint. On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to KKR & Co. Inc. and Prisma Capital Partners LP, the Kentucky state court found that it has personal jurisdiction over KKR & Co. Inc., and this finding is currently being appealed by KKR. On May 27, 2022, following a motion by KKR, the judge then adjudicating the lawsuits recused himself from the original 2017 action and the second Tier 3 action, and a new judge was assigned. On December 9, 2022, the new judge issued an order that held in abeyance the motions to dismiss filed by KKR and other defendants pending the outcome of appeals which challenge the trial court’s December 28, 2020 order granting the Attorney General’s motion to intervene.
KKR (including Global Atlantic) currently is and expects to continue to become, from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, U.S. Department of Justice, U.S. state attorney generals, Financial Industry Regulatory Authority ("FINRA"), the U.K. Financial Conduct Authority, Central Bank of Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against KKR or its personnel. KKR is presently subject to civil investigations and inquiries by the U.S. Department of Justice related to antitrust matters and by the SEC related to business-related electronic communications. KKR is currently cooperating with these civil investigations and inquiries.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees expensed associated with these financing arrangements were $20.1 million and $16.4 million for the years ended December 31, 2022 and 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of December 31, 2022 and 2021, the total capacity of the financing arrangements with third parties was $2.3 billion and $2.0 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both December 31, 2022 and 2021.

Notes to Financial Statements (Continued)
26. CAPITAL & REGULATORY REQUIREMENTS
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
Insurance subsidiary dividend restrictions
Payments of dividends by Global Atlantic's U.S. and Bermuda-domiciled insurance subsidiaries are restricted by insurance statutes and regulations. Global Atlantic's ability to pay dividends out of its U.S.-domiciled insurance companies is limited to the dividend paying capacity of its indirect insurance subsidiary, Commonwealth Annuity and Life Insurance Company. Without prior regulatory approval, and subject to maintaining certain solvency requirements, Global Atlantic's U.S. and Bermuda insurance subsidiaries, may declare ordinary dividends during 2023, as follows:

Ordinary dividend capacity
($ in thousands)
U.S. domiciled
Commonwealth Annuity and Life Insurance Company	$69,261

Bermuda domiciled
Global Atlantic Re Limited(1)	$619,408
Global Atlantic Assurance Limited	313,854
(1)Dividends paid by Global Atlantic Re Limited may be subject to a 30% U.S. withholding tax.

Shareholders’ equity of Global Atlantic's principal U.S.-domiciled insurance subsidiary, Commonwealth Annuity and Life Insurance Company, determined pursuant to statutory accounting rules was approximately $4.2 billion and $3.8 billion as of December 31, 2022 and December 31, 2021, respectively. Statutory surplus computed under those methodologies differ from equity reported in accordance with U.S. GAAP primarily because fixed maturity securities are required to be carried at cost or amortized cost, embedded derivatives on funds withheld reinsurance balances are not recognized, policy acquisition costs are expensed when incurred and asset valuation and interest maintenance reserves are required to be held. Life insurance reserves are calculated based upon different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.
Combined shareholders’ equity of Global Atlantic's Bermuda-domiciled insurance subsidiaries determined pursuant to statutory accounting rules was approximately $2.2 billion and $3.1 billion as of December 31, 2022 and December 31, 2021, respectively. Bermuda reinsurers file statutory financial statements with the Bermuda Monetary Authority (the "BMA") that may differ from U.S. GAAP. For example, Bermuda statutory surplus differs from U.S. GAAP primarily due to waivers that permit Global Atlantic's Bermuda insurance subsidiaries (i) to not measure the embedded derivative related to the funds withheld coinsurance structure at fair value, and (ii) to value certain synthetic funding agreements as an insurance product rather than as a derivative.

Notes to Financial Statements (Continued)
27. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.155 per share of common stock of KKR & Co. Inc. has been declared and was announced on February 7, 2023. This dividend will be paid on March 7, 2023 to common stockholders of record as of the close of business on February 17, 2023. Additionally, beginning with the dividend to be announced with the results for the quarter ending March 31, 2023, KKR intends to increase its regular annualized dividend per share of common stock from $0.62 to $0.66.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and was announced on February 7, 2023 and set aside for payment. This dividend will be paid on March 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on March 1, 2023.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its attestation report on our internal control over financial reporting, which is included in Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our Board of Directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	79	Co-Executive Chairman and Director
George R. Roberts	79	Co-Executive Chairman and Director
Joseph Y. Bae	51	Co-Chief Executive Officer and Director
Scott C. Nuttall	50	Co-Chief Executive Officer and Director
Adriane M. Brown	64	Director
Matthew R. Cohler	45	Director
Mary N. Dillon	61	Director
Joseph A. Grundfest	71	Director
Arturo Gutiérrez Hernández	56	Director
John B. Hess	68	Director
Dane E. Holmes	52	Director
Raymond J. McGuire	66	Director
Xavier B. Niel	55	Director
Patricia F. Russo	70	Director
Robert W. Scully	73	Director
Evan T. Spiegel	32	Director
Robert H. Lewin	43	Chief Financial Officer
David J. Sorkin	63	Chief Legal Officer
Ryan D. Stork	51	Chief Operating Officer
Kathryn K. Sudol	48	General Counsel and Secretary
Henry R. Kravis co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was our Co-Chief Executive Officer until October 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of Axel Springer and ICONIQ Capital, LLC. He also serves as a director, chairman emeritus, or trustee of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont McKenna College, Columbia Business School (co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (vice chairman), Sponsors for Educational Opportunity (chairman), and the Tsinghua School of Economics and Management in China. He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of Directors. Mr. Kravis and Mr. Roberts are first cousins.

George R. Roberts co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was Co-Chief Executive Officer until October 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Roberts has served as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also Founder and Chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of Directors. Mr. Roberts and Mr. Kravis are first cousins.
Joseph Y. Bae joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as Co-President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July 2017. Mr. Bae has held numerous leadership roles at KKR. He was the architect of KKR’s expansion in Asia, building one of the largest and most successful platforms in the market. In addition to his role developing KKR’s Asia-Pacific platform, he has presided over business building in the firm’s private markets businesses, which included leading or serving on all of the investment committees and implementing the firm’s modern thematic investment approach. Mr. Bae serves on the firm’s Inclusion and Diversity Council. He is active in a number of non-profit educational and cultural institutions, including co-founding and serving on the board of The Asian American Foundation, a member of Harvard University’s Global Advisory Council and as a board member of the Lincoln Center. Mr. Bae’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
Scott C. Nuttall joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as Co-President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July 2017. Mr. Nuttall has had numerous leadership roles at KKR. He was the architect of the firm’s major strategic development initiatives, including leading KKR’s public listing, developing the firm’s balance sheet strategy, overseeing the development of KKR’s Public Markets businesses in the credit and hedge fund space as well as the creation of the firm’s capital markets, capital raising and insurance businesses. Mr. Nuttall serves on KKR’s Balance Sheet Committee and the firm’s Inclusion and Diversity Council. He was a member of the board of directors of Fiserv, Inc. until 2022. He has also served on the boards of various non-profit institutions with a particular focus on education, most recently as Co-Chairman of Teach for America – New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
Adriane M. Brown has been a member of our Board of Directors since June 2021. Ms. Brown joined Flying Fish Ventures, as a Venture Partner in November 2018 and became a Managing Partner of the venture capital firm in February 2021. Prior to that, Ms. Brown served as President and Chief Operating Officer for Intellectual Ventures, an invention and investment company, from January 2010 through July 2017, and served as a Senior Advisor until December 2018. Before joining Intellectual Ventures, Ms. Brown served as President and Chief Executive Officer of Honeywell Transportation Systems. Over the course of 10 years at Honeywell, she held leadership positions serving the aerospace and automotive markets globally. Prior to Honeywell, Ms. Brown spent 19 years at Corning, Inc., ultimately serving as Vice President and General Manager, Environmental Products Division, having started her career there as a shift supervisor. Ms. Brown serves on the boards of directors of American Airlines Group Inc., Axon Enterprise, Inc., e-Bay Inc., and the International Women's Forum. Ms. Brown previously served on the boards of directors of Allergan Plc and Raytheon Company until 2020. Ms. Brown holds a Doctorate of Humane Letters and a bachelor’s degree in environmental health from Old Dominion University, and is a winner of its Distinguished Alumni Award. She also holds a master’s degree in management from the Massachusetts Institute of Technology where she was a Sloan Fellow. Ms. Brown’s leadership in technology businesses and industrial companies as well as her investment and financial experience bring important expertise to the oversight and development of our business.

Matthew R. Cohler has been a member of our Board of Directors since December 2021. He is a former General Partner at the venture capital firm Benchmark, where for over a decade he led early-stage investments in Internet and software startup businesses. He currently serves as a director and nominating and governance committee member at Asana, as a director and audit committee member at 1stDibs and as a director at several privately held companies. Previously he served as a director, audit committee member and nominating and governance committee member at Domo, as a director and audit committee member at Uber and as a director at privately held companies including Duo Security, Instagram and Tinder. Prior to Benchmark, Mr. Cohler was Vice President at Facebook, where he was the company’s seventh employee, and Vice President at LinkedIn, where he was part of the company’s founding team. He serves on the board of trustees at Environmental Defense Fund (Vice Chair), on the board of governors at the San Francisco Symphony (Vice President) and on the investment committee at the Chan Zuckerberg Initiative and at the Yale Investments Office. He holds a B.A. from Yale University, cum laude and with distinction in the study of music. Mr. Cohler’s knowledge and experience as a venture capitalist and director of multiple leading companies in the technology industry bring to our Board of Directors important insight and perspectives to our business and future development.
Mary N. Dillon has been a member of our Board of Directors since September 2018. Ms. Dillon serves as the President and Chief Executive Officer of Foot Locker, Inc. and is a member of its board of directors. Ms. Dillon formerly served as a member of the board of directors of Ulta Beauty, Inc., a beauty products retailer, from 2013 to 2022, and was its Executive Chair from June 2021 through June 2022. From 2013 to June 2021, she was the Chief Executive Officer of Ulta Beauty, and before then she served as President and Chief Executive Officer and member of the board of directors of United States Cellular Corporation, a provider of wireless telecommunication services, from 2010 to 2013. Prior to joining U.S. Cellular, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President of McDonald’s Corporation from 2005 to 2010, where she led its worldwide marketing efforts and global brand strategy. Prior to joining McDonald’s, Ms. Dillon held several positions of increasing responsibility at PepsiCo Corporation, including as President of the Quaker Foods division from 2004 to 2005 and as Vice President of Marketing for Gatorade and Quaker Foods from 2002 to 2004. Ms. Dillon served as a director of Target Corporation from 2007 to 2013 and as a member of its compensation committee from 2009 to 2013. Ms. Dillon joined the board of directors of Starbucks in January 2016 and served as chair of its compensation and management development committee, and as a member of the nominating and corporate governance committee through August 2022. Ms. Dillon provides our Board of Directors with valuable knowledge and insights she gained through her various senior management and leadership roles, including as the chief executive officer of a publicly traded company. In addition, with over 30 years of experience in consumer-driven businesses, Ms. Dillon brings to our Board of Directors her extensive operational and marketing expertise in the retail industry.
Joseph A. Grundfest has been a member of our Board of Directors since July 2010. Mr. Grundfest has been a member of the faculty of Stanford Law School since 1990, where he is the William A. Franke Professor of Law and Business (Emeritus). He is also senior faculty of the Arthur and Toni Rembe Rock Center for Corporate Governance at Stanford University; co-director of Directors’ College, a venue for the continuing professional education of directors of publicly traded corporations; and co-founder of Financial Engines, Inc., a provider of services and advice to participants in employer-sponsored retirement plans, where he served as a director since its inception in 1996 through 2018. Prior to joining the Stanford Law School faculty, Mr. Grundfest was a Commissioner of the SEC from 1985 to 1990. He holds a B.A. in Economics from Yale University and a J.D. from Stanford Law School. Mr. Grundfest's knowledge and expertise in capital markets, corporate governance, and securities laws provides to our Board of Directors significant value to the oversight and development of our business.
Arturo Gutiérrez Hernández has been a member of our Board of Directors since March 2021. Mr. Gutiérrez has served as the Chief Executive Officer of Arca Continental, one of the largest Coca-Cola bottlers in the world, since January 2019. Mr. Gutiérrez held several executive positions in the company from 2001 to 2018, including Deputy Chief Executive Officer, Chief Operating Officer, Head of the Mexico Beverages Division, Executive Vice President of Human Resources, Director of Corporate Planning and General Counsel. He serves on several boards of industry-related companies, including Jugos del Valle and Piasa, and he holds positions on several international and national industry councils. He also serves in national and international chambers, such as the Nuevo Leon Transformation Industry Chamber, the U.S.-Mexico CEO Dialogue and the Consumer Goods Forum in Latin America. Mr. Gutiérrez earned a law degree from Escuela Libre de Derecho, in Mexico City, and an L.L.M. from Harvard University, as a Fulbright Scholar. Mr. Gutiérrez provides our Board of Directors with valuable knowledge, perspectives and insights from his leadership of a large multinational business based in Latin America and from his broad experience in various aspects of the consumer staples, including operational, financial, business development and legal areas.

John B. Hess has been a member of our Board of Directors since July 2011. Mr. Hess has been the Chief Executive Officer of Hess Corporation since 1995 and a director since 1978. He serves as a member of the Business Council, the Trilateral Commission and the Council on Foreign Relations and on the executive committee of the American Petroleum Institute and previously served on the Secretary of Energy Advisory Board Quadrennial Review Task Force. Mr. Hess is a member of the board of trustees at the Center for Strategic and International Studies, Mount Sinai Hospital, the Lincoln Center for the Performing Arts and the Dean's Advisors at Harvard Business School, and former Chair of The Harvard Business School Campaign. Mr. Hess earned a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Hess provides significant value to the oversight and development of our business through his management and leadership roles at a global energy business, and his involvement with major businesses and public policy organizations also provides valuable perspectives for our Board of Directors.
Dane E. Holmes has been a member of our Board of Directors since March 2021. Mr. Holmes is the Co-Founder, Chairman and Chief Executive Officer of Eskalera, Inc., an enterprise software company that builds inclusive, productive work cultures through talent development and data based insights, since 2020. Prior to Eskalera, Mr. Holmes was the Global Head of Human Capital Management at Goldman Sachs from 2017 to 2019 and served as a member of the firm’s Management Committee. He held many positions at Goldman Sachs from 2007 to 2017, including Global Head of Pine Street and Global Head of Investor Relations. During his career, he served on a variety of additional global committees, including Partnership Committee, Risk Committee, Client and Business Standards Committee, Finance Committee, and Global Diversity Committee. Mr. Holmes serves on several non-profit boards. He is currently the Chair of Storycorps and The Ron Brown Scholar Program. Mr. Holmes earned a B.A. from Columbia University. Mr. Holmes provides our Board of Directors with valuable knowledge, perspectives, and insights in the area of human capital management, including advancing diversity and inclusion efforts, as well as financial services, investor relations, capital markets, corporate governance, and risk management.
Raymond J. McGuire has been a member of our Board of Directors since June 2022. Most recently, Mr. McGuire served as Vice Chairman of Citigroup from 2018 to 2020. He joined Citigroup in 2005, serving as Global Co-Head of Investment banking from 2005 to 2008, Global Head of Corporate and Investment Banking from 2008 to 2018 and as Vice Chairman from 2018 to 2020. Prior to that, Mr. McGuire served as Global Co-Head of Mergers and Acquisitions at Morgan Stanley from 2003 to 2005 and held various senior roles at Merrill Lynch & Co., Inc., Wasserstein Perella & Co., Inc. and The First Boston Corporation (Credit Suisse). Mr. McGuire has extensive board and committee experience on both corporate and not-for-profit boards. Most recently, he became the Chair of the Regional Plan Association, a non-profit organization, in February 2023, joined the board of directors of Hess Corporation in February 2022 and joined the board of directors of Vornado Realty Trust in March 2022. Formerly, Mr. McGuire served as a director of the Wyeth Corporation and as a member of the nominating and corporate governance committee. Mr. McGuire received his M.B.A. and J.D. from Harvard Business School and Harvard Law School, respectively, and his Bachelor of Arts degree from Harvard College. Mr. McGuire's knowledge, experience and leadership over the last 35 years in the financial services industry and corporate strategy bring important insight and perspectives to our business and future development. In addition, Mr. McGuire provides our Board of Directors with valuable insights, perspectives and knowledge in the area of shared prosperity, racial equality and economic recovery from COVID-19 as a prior 2021 candidate for the mayoralty of New York City.
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

Patricia F. Russo has been a member of our Board of Directors since April 2011. Ms. Russo served as Chief Executive Officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as Chairman of Lucent Technologies, Inc. from 2003 to 2006, and as President and Chief Executive Officer from 2002 to 2006. Before rejoining Lucent in 2002, Ms. Russo was President and Chief Operating Officer of Eastman Kodak Company from March 2001 to December 2001. She has served as the Chairman of Hewlett Packard Enterprise Company since 2015 and as a director of Merck & Co., Inc. since 2009 and General Motors Company since 2009. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. From November 2016 to May 2018, Ms. Russo also served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She graduated from Georgetown University with a bachelor’s degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School’s Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings to our Board of Directors important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.
Robert W. Scully has been a member of our Board of Directors since July 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been Co-President, Chairman of global capital markets and Vice Chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a Managing Director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016. Previously, he was a director of UBS Group AG from May 2016 to April 2020, a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully previously served on the Board of Dean’s Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings to our Board of Directors important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.
Evan T. Spiegel has been a member of our Board of Directors since October 2021. Mr. Spiegel is the Co-Founder of Snap Inc., a publicly traded technology company that believes the camera represents the greatest opportunity to improve the way that people live and communicate, and has served as its Chief Executive Officer and a member of its board of directors since 2012. In 2017, Mr. Spiegel formed the Spiegel Family Fund, a non-profit humanitarian organization which supports organizations across the arts, education, housing and human rights. Mr. Spiegel currently serves on the boards of directors of Snap Inc. and the Berggruen Institute. Mr. Spiegel holds a bachelor’s degree in Engineering, Product Design from Stanford University. Mr. Spiegel’s experience as a co-founder and executive of a leading company in technology services brings to our Board of Directors important insight and perspectives to our business and future development.
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
David J. Sorkin joined KKR in 2007 and is our Chief Legal Officer. Prior to becoming the Chief Legal Officer in September 2022, Mr. Sorkin was our General Counsel and Secretary. Prior to joining KKR, Mr. Sorkin was a partner with Simpson Thacher & Bartlett LLP. Mr. Sorkin serves as President of the board of directors of New Alternatives for Children, a non-profit organization. He received a B.A., summa cum laude, from Williams College and a J.D., cum laude, from Harvard Law School.

Ryan D. Stork joined KKR in 2022 and is our Chief Operating Officer. Prior to joining KKR, Mr. Stork was at BlackRock Inc. where he held multiple leadership roles for more than 20 years, including most recently as Deputy Chief Operating Officer from 2019 to 2021 and as Chairman of Asia Pacific from 2014 to 2019. Previously, he was also the Global Head of Aladdin – BlackRock’s investment and risk management technology platform, Head of the Institutional Client Business in Continental Europe, and Co‑Head of the Financial Institutions Group. He was also a member of BlackRock’s Global Executive Committee and a board member of BlackRock’s Foundation. Prior to joining BlackRock, Ryan worked at PennCorp Financial Group, Conning Asset Management, and The Travelers Insurance Companies. Mr. Stork received a BBA in Finance & Accounting from the University of Massachusetts, Amherst.
Kathryn K. Sudol joined KKR in 2022 and is our General Counsel and Secretary. Prior to joining KKR, Ms. Sudol was a partner with Simpson Thacher & Bartlett LLP for 24 years where she held numerous leadership roles, including as Global Co-Head of Mergers & Acquisitions, a long-time member of the firm’s Executive Committee and head of the firm’s M&A practice in Asia from 2010 through 2018. Ms. Sudol currently serves as a member of the Board of Trustees of New York University School of Law. She earned a B.S., with honors, from Northwestern University and a J.D. from New York University School of Law.
Independence and Composition of the Board of Directors
Our Board of Directors consists of sixteen directors, twelve of whom, Messrs. Cohler, Grundfest, Gutiérrez, Hess, Holmes, McGuire, Niel, Scully and Spiegel and Mses. Brown, Dillon and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Because the Series I preferred stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Common Stock—As a 'controlled company,' we qualify for some exemptions from the corporate governance and other requirements of the NYSE." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. In connection with the Reorganization Agreement, at a future date not to be later than December 2026 and subject to the satisfaction of certain conditions, we expect to no longer be a "controlled company," and thereafter we expect to comply with all of the then existing NYSE rules regarding corporate governance. For more information, see also "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
In addition, our Board of Directors has considered transactions and relationships between KKR and the companies and organizations on whose boards or other similar governing bodies where our independent directors also serve or where our independent directors serve as executive officers, including investments made by such companies in the portfolio companies in which KKR or its funds are invested, and certain personal investments made by our independent directors in companies in which certain of our executive officers have also invested. It was determined that none of these transactions or relationships adversely impacted the independence of our independent directors.
We seek to enhance the diversity of our Board of Directors to encompass a broad range of expertise, experience and backgrounds. We believe that a diverse board of directors can strengthen the board’s effectiveness in fulfilling its oversight role. Among our sixteen directors on our Board of Directors, three of our directors have self-identified as women, and five of our directors have self-identified as non-white.
Board Committees
Our Board of Directors has four standing committees: an Audit Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee and an Executive Committee. Because we are a "controlled company," our Board of Directors is not required by NYSE rules to establish a Compensation Committee or a Nominating and Corporate Governance Committee or to meet certain other substantive NYSE corporate governance requirements until the consummation of all the transactions contemplated by the Reorganization Agreement. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization

Agreement." While the Board of Directors has established a Nominating and Corporate Governance Committee, we currently rely on available exemptions concerning the committee's composition and mandate.
Audit Committee
The Audit Committee consists of Messrs. Grundfest (Chair), Holmes and McGuire. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling its responsibility with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the Audit Committee meet the independence standards and financial literacy requirements for service on an Audit Committee of a Board of Directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. Our Board of Directors has determined that each of Messrs. Grundfest, Holmes and McGuire is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee has a charter, which is available on our website at www.kkr.com under the corporate governance page for our stockholders at the "Investor Center" section.
Conflicts Committee
The Conflicts Committee consists of Messrs. Scully (Chair) and Gutierrez and Mses. Dillon and Russo. The Conflicts Committee is responsible for reviewing specific matters that the Board of Directors believes may involve a conflict of interest and for enforcing our rights under any of the tax receivable agreement, the limited partnership agreement of KKR Group Partnership, our certificate of incorporation, our bylaws (collectively, the "covered agreements") against the former partners of KKR Holdings or the current or former partner of KKR Associates Holdings and the exchange agreement. The Conflicts Committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the Conflicts Committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Board of Directors is, or will result in, a conflict of interest. The Conflicts Committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. The Conflicts Committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the Conflicts Committee meet the independence standards under our corporate governance guidelines as required for service on the committee in accordance with its charter.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Messrs. Kravis (Co-Chair), Roberts (Co-Chair) and Scully. The Nominating and Corporate Governance Committee is responsible for identifying and recommending candidates for appointment to the Board of Directors and for assisting and advising the Board of Directors with respect to matters relating to the general operation of the Board of Directors and corporate governance matters. Mr. Scully meets the independence standards under the rules of the NYSE as required for service on the Nominating and Corporate Governance Committee in accordance with its charter.
Executive Committee
The Executive Committee consists of Messrs. Kravis and Roberts. The purpose of the Executive Committee is to act, when necessary, in place of the full Board of Directors during periods in which the Board of Directors is not in session or with respect to matters delegated to the committee, which includes oversight of our Equity Plans. The Executive Committee is authorized and empowered to act as if it were the full Board of Directors in overseeing our business and affairs, except that it is not authorized or empowered to take actions that have been specifically delegated to other board committees or to take actions with respect to: (i) the declaration of dividends on our common stock; (ii) a merger or consolidation of us with or into another entity; (iii) a sale, lease or exchange of all or substantially all of our assets; (iv) a liquidation or dissolution of us; (v) any action that must be submitted to a vote of the Series I preferred stockholder or our stockholders; or (vi) any action that may not be delegated to a board committee under our certificate of incorporation, our bylaws or the DGCL.

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
Culture and values. One of our most important values for our senior employees is our "one firm" approach with shared responsibility and success, and we also subscribe to a culture of meritocracy and fairness. Therefore, compensation for our senior employees is based on the performance of the firm as a whole as well as on an individual's contributions to the firm. For example, we generally do not compensate our senior employees based merely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct, at least annually, an evaluation process based on input from a wide range of persons regarding each employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.
Named Executive Officers. We refer to our two Co-Executive Chairmen (Henry Kravis and George Roberts), our two Co-Chief Executive Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (Robert Lewin), and our General Counsel and Secretary (Kathryn King Sudol) as our "named executive officers" for the year ended December 31, 2022. Ms. Sudol joined us in September 2022 and succeeded David Sorkin, who became our Chief Legal Officer. Ms. Sudol will become our Chief Legal Officer as of April 1, 2023. Our hiring and compensation determinations took into account the fact that Ms. Sudol is a leading corporate mergers and acquisitions and private equity lawyer who joined us from Simpson Thacher & Bartlett LLP, a nationally recognized law firm, and that she had worked extensively with KKR while at Simpson Thacher. During her 24-year career at Simpson Thacher, Ms. Sudol held a number of leadership roles, including as Global Co-Head of Mergers & Acquisitions, a long time member of its Executive Committee, and head of its mergers and acquisitions practice in Asia from 2010 through 2018.
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
Compensation Elements
Base Salary
For 2022, Messrs. Kravis, Roberts, Bae, Nuttall and Lewin and Ms. Sudol were each paid an annual salary of $300,000 (which was pro-rated for Ms. Sudol). We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Executive Chairmen determined that $300,000 is a sufficient minimum base salary for our named executive officers.

Year-End Bonus Compensation
Our Co-Executive Chairmen did not receive any year-end cash bonus compensation in 2022. They have decided at this time not to receive any year-end cash bonus compensation, which permits our firm to make greater year-end cash bonus payments to our other employees in order to motivate and retain them for the benefit of the firm. See "—Other Compensation" below for certain incidental benefits provided to them by the firm.
In 2022, our Co-Chief Executive Officers were awarded year-end cash compensation as bonus payments that were determined by our Co-Executive Chairmen. In 2022, our Chief Financial Officer and our General Counsel were awarded year-end cash compensation as bonus payments that were determined by our Co-Chief Executive Officers.
With respect to our named executive officers (other than our Co-Executive Chairmen), certain factors that were considered when determining the size of their bonus payments include (i) their respective contributions and accomplishments in 2022 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm; (iii) their respective performance and contributions in 2022 as compared to the prior year; and (iv) the overall financial performance of the firm in 2022 as compared to the prior year, taking into account difficult global and regional market and economic conditions, based on certain financial measures considered by management, including but not limited to fee-related earnings. These factors are less relevant for our General Counsel, because she joined the firm in September 2022.
More specifically, in assessing the contributions by our Co-Chief Executive Officers, their joint leadership of the firm and their day-to-day management of the firm's business were considered. In assessing our Chief Financial Officer, our Co-Chief Executive Officers considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm. In assessing our General Counsel’s contributions, consideration was given to the successful start in her new role at KKR and anticipated performance with respect to operational and strategic goals, compensation of individuals in similar roles, and comparable firms and her leadership and oversight of our global legal, compliance, enterprise risk and internal audit functions, as well as her contributions in 2022 to strategic initiatives undertaken by the firm.
The firm experienced the impact of difficult global and regional market and economic conditions in 2022. Nevertheless, the firm’s management fees, fee related earnings, assets under management, and fee paying assets under management were higher in 2022 as compared to 2021. Based on the firm's 2022 results and the individual contributions described above, our Co-Executive Chairmen determined the aggregate size of the bonus payments to our Co-Chief Executive Officers, and our Co-Chief Executive Officers determined the aggregate size of the bonus payments to our Chief Financial Officer and our General Counsel. In making these determinations, our Co-Executive Chairmen and Co-Chief Executive Officers considered the feedback from other employees. We believe that the discretion given to our Co-Executive Chairmen and Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers.
The cash bonus amounts paid to our Co-Chief Executive Officers, Chief Financial Officer and General Counsel for 2022 are reflected in the Bonus column of the 2022 Summary Compensation Table below. KKR currently intends that no additional equity incentive awards will be granted to Messrs. Bae and Nuttall during the five years following the grants they received in December 2021. Otherwise a grant of equity awards could be made to our named executive officers after the date of this report.
Incentive Equity Awards
From time to time, we may grant equity awards consisting of restricted holdings units. Restricted holdings units are equity awards issued under our 2019 Equity Incentive Plan and provide the recipient with the right to exchange them on a one-for-one basis for our common stock after vesting and subject to satisfying certain other conditions. The overall objectives of these grants are principally to incentivize our most senior employees, to align their interests with those of our stockholders, and to retain them by providing meaningful long-term economic incentives. These awards were not designed to be a regularly recurring equity grant as part of an annual year-end compensation program. In October 2022, we granted Ms. Sudol 200,000 restricted holdings units with time-based vesting conditions, which provide for vesting in five equal installments beginning April 1, 2023 through April 1, 2027, subject to her continued service through each vesting date, subject to certain exceptions. We also granted Ms. Sudol 200,000 restricted holdings units with market price and cliff service vesting conditions, which provide for vesting based on prices of common stock ranging from $75 to $115 and Ms. Sudol’s continued service to April 1, 2027, subject to certain exceptions. Tranches of these restricted holdings units become eligible to vest upon the average closing price of KKR common stock during 20 consecutive trading days meeting or exceeding the specified stock price targets, of which none have been achieved as of December 31, 2022. These restricted holdings units are subject to one- and two-year transfer restrictions after vesting and are subject to minimum retained ownership requirements.

Although, we have not recently granted year-end equity awards to our executive officers annually, we may make such equity grants from time to time. For example, certain named executive officers received long-term incentive equity awards and equity awards with respect to year-end compensation in 2021.
See also “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”.
Carried Interest
We allocate 40%, 43% or 65%, as applicable, of the carried interest that we earn to a carry pool, from which our employees are eligible to receive a carried interest allocation. In February 2021, upon receipt of approval from a committee representing a majority of our independent directors, we amended the percentage of carried interest that is allocable to the carry pool to 65% for recently formed funds and future funds, while for older funds, it remains 40% or 43%, as applicable. The percentage of carried interest allocable to the carry pool may be increased only with the approval of a majority of our independent directors. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to our Co-Executive Chairmen's unique status as Co-Founders of our firm, our Co-Founders determine their own allocation from the carry pool, subject to changes on the Sunset Date (which will occur no later than December 31, 2026) as described below. To make the total dollar value determination for the other named executive officers, our Co-Founders take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus as well as the recommendations by our Co-Chief Executive Officers and other factors similar to those considered when determining the size of the bonus, as described under "—Year-End Bonus Compensation." However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. For our older funds, carry pool allocations were determined based on a percentage applied on an investment-by-investment basis. After a total dollar value, if any, for each named executive officer is determined, such dollar value was then divided by the total allocable dollar value of investments made by our funds for the year, which yielded a certain percentage for the named executive officer. This percentage is then applied consistently to each investment made during the year. Because the size of each investment is different, the nominal amount of the carry pool allocation may differ by investment, although the percentage applied to each investment is consistent. For our more recent funds, carry pool allocations are determined based on a percentage applied on a fund-by-fund basis. The dollar value, if any, for each named executive officer is determined and then allocated to the applicable funds, and such dollar value is then divided by the total allocable dollar value of investments made by that fund for the year to yield a percentage for that particular fund. If carry is paid prior to the end of a fund's investment period, this percentage is applied at that time. At the end of the investment period, an adjustment would be made to account for any difference in percentages applied at the times carry was paid during the investment period (taking vesting into account) and the percentage determined for a particular fund based on the total dollar values allocated to the named executive officer for such fund divided by the total allocable dollars invested during the entire investment period of such fund. The carried interest allocated to the carry pool is maintained and administered by KKR Associates Holdings, which is not currently a subsidiary of ours. On the Sunset Date, KKR will acquire control of KKR Associates Holdings and will commence making decisions regarding the allocation of carried interest pursuant to the limited partnership agreement of KKR Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carried interest to themselves and others, pursuant to the limited partnership agreement of KKR Associates Holdings, provided that any allocation of carried interest to the Co-Founders will be on a percentage basis consistent with past practice. For more information see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement,” “Certain Defined Terms Used in this Report” and “Business—Organizational Structure” in this report.
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
Minimum Retained Ownership
While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of restricted holdings units that have satisfied the vesting conditions during the duration of his or her employment with the firm. In addition, unless waived in whole or in part, each of our named executive officers may be required, on a grant by grant basis, to hold shares of our common stock equivalents of 15% of the cumulative restricted stock units granted under our Equity Incentive Plans that have satisfied the applicable vesting condition during the duration of his or her employment with the firm. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted stock units of certain employees, including our named executive officers, have been and may be transferred to such employees' restricted holdings units, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.
Compensation and Risk
Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, all compensation elements are allocated at the discretion of our firm or by our Co-Executive Chairmen or our Co-Chief Executive Officers based on the considerations described above, and a significant majority of the equity awards granted to our employees are subject to a multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and/or a minimum retained ownership requirement and subject to forfeiture in connection with the breach of certain restrictive covenant obligations. Because our equity awards typically have multi-year vesting provisions, the actual amount of compensation realized by the recipient will be tied to the long-term performance of our common stock. Pursuant to our internal policies, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership. In addition, we only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Moreover, the general partner of a fund is required to return carried interest distributions to the fund due to, for example, underperformance by the relevant fund subsequent to the payment of such carried interest. Accordingly, the employees would be subject to a "clawback," i.e., be required to return carried interest payments previously made, all of which further discourages excessive risk-taking by our personnel.
2022 Summary Compensation Table
The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2020, 2021 and 2022.
In 2020, 2021 and 2022, our named executive officers received distributions from KKR Holdings, as well as dividends on shares of common stock they hold. Because these distributions and dividends are not considered to be compensation, they are not reflected as compensation in the table below. There are certain contractual arrangements we entered into with KKR Holdings in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."

Carried interest distributions to our named executive officers in respect of the carry pool for the years ended December 31, 2020, 2021 and 2022 are reflected in the All Other Compensation column in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Henry R. Kravis	2022	300,000	—	29,991,767	78,055,688	(3)	108,347,455
Co-Executive Chairman	2021	300,000	—	—	67,154,677		67,454,677
	2020	75,000	—	—	41,936,119		42,011,119

George R. Roberts	2022	300,000	—	29,991,711	78,017,254	(4)	108,308,965
Co-Executive Chairman	2021	300,000	—	—	67,209,901		67,509,901
	2020	75,000	—	—	41,937,533		42,012,533

Joseph Y. Bae	2022	300,000	19,350,000	—	60,349,836	(5)	79,999,836
Co-Chief Executive Officer	2021	300,000	24,700,000	476,261,500	58,374,648		559,636,148
	2020	75,000	—	—	35,729,288		35,804,288

Scott C. Nuttall	2022	300,000	19,350,000	—	58,618,684	(6)	78,268,684
Co-Chief Executive Officer	2021	300,000	24,700,000	442,161,500	55,980,932		523,142,432
	2020	75,000	—	—	36,123,519		36,198,519

Robert H. Lewin	2022	300,000	5,950,000	—	8,178,845	(7)	14,428,845
Chief Financial Officer	2021	300,000	6,450,000	30,690,000	8,585,091		46,025,091
	2020	300,000	3,450,000	—	4,773,493		8,523,493

Kathryn K. Sudol (8)	2022	96,591	4,066,667	14,434,000	50,000	(9)	18,647,258
General Counsel and Secretary

(1)	Stock awards reflected in the table above for each year presented represent the value of the restricted holdings units and KKR Holdings Units granted in such reporting period. Fair value of the restricted holdings units and KKR Holdings Units granted to our named executive officers are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 20 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

(2)	Carried interest is presented on the basis of cash received by our named executive officers in the respective fiscal year. We believe that presenting actual cash received by our named executive officers is a more representative disclosure of their compensation than presenting accrued carried interest, because carried interest is paid only if and when there are profitable realization events relating to the underlying investments. Carried interest also includes amounts retained and allocated for distribution to the respective named executive officer, but not yet distributed to the named executive officer, which could be used to fund potential future clawback obligations if any were to arise.

(3)
Consists of $77,209,995 in cash payments of carried interest from the carry pool during 2022. For 2022, also consists of the following payments made by KKR (unless otherwise noted): $162,901 related to the cost of Mr. Kravis' use of a car and driver during 2022; $607,792 related to certain personnel who administer personal matters for Mr. Kravis during 2022 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; $15,000 of matching charitable donations; and up to $10,000 of other miscellaneous benefits. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Kravis as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Kravis may accompany him on such flights or otherwise on business travel, for which KKR incurs no incremental cost.

(4)
Consists of $77,210,020 in cash payments of carried interest from the carry pool during 2022. For 2022, also consists of the following payments made by KKR (unless otherwise noted): $179,815 related to the cost of Mr. Roberts's use of a car and driver during 2022; $541,419 related to certain personnel who administer personal matters for Mr. Roberts during 2022 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; $26,000 of matching charitable donations; and up to $10,000 of other miscellaneous benefits. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Roberts as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Roberts may accompany him on such flights or otherwise on business travel, for which KKR incurs no incremental cost.

(5)
Consists of $60,249,836 in cash payments of carried interest from the carry pool during 2022. For 2022, also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; and $50,000 of matching charitable donations. KKR also paid certain amounts for the use for KKR business of aircraft in which Mr. Bae owns a fractional interest, as described in "Certain Relationship and Related Party Transactions, Director Independence—Firm Use of Private Aircraft." From time to time, family members and other personal guests of Mr. Bae may accompany him on such flights or otherwise on business travel, for which KKR incurs no incremental cost.

(6)
Consists of $58,484,084 in cash payments of carried interest from the carry pool during 2022; and $74,600 in deferred compensation notional units of Fiserv, Inc. for Mr. Nuttall's service as a KKR-designated director on the board of directors of Fiserv, Inc., a KKR portfolio company, during 2022. For 2022, also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; and $10,000 of matching charitable donations. During 2022, Mr. Nuttall fully reimbursed KKR for certain personal usage of private jet arrangements coordinated by KKR.

(7)
Consists of $8,078,845 in cash payments of carried interest from the carry pool during 2022. For 2022, also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; and $50,000 of matching charitable donations.

(8)	Ms. Sudol became one of our named executive officers in 2022, and therefore, only her compensation information for the fiscal year ended December 31, 2022 is provided in the table. Ms. Sudol's salary and bonus were pro-rated amounts based on her partial year of service, beginning in September 2022.

(9)	Consists of the following payments made by KKR: $50,000 of matching charitable donations.
Grants of Plan-Based Awards in 2022
The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2022 provided in our 2022 Summary Compensation Table.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)			Grant Date Fair Value of Stock and Options Awards ($) (1)
Henry R. Kravis	05/27/2022	—	—	—	535,185	(2)	$29,991,767
George R. Roberts	05/27/2022	—	—	—	535,184	(2)	$29,991,711
Joseph Y. Bae	—	—	—	—	—		$—
Scott C. Nuttall	—	—	—	—	—		$—
Robert H. Lewin	—	—	—	—	—		$—
Kathryn K. Sudol (3)	10/3/2022	40,000 (4)	—	200,000	—		$5,078,000
	10/3/2022	—	—	—	200,000	(5)	$9,356,000

(1)The amounts represent the grant date fair value of the KKR Holdings Units or restricted holdings units, as applicable, as calculated in accordance with ASC Topic 718. See Note 20 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this table. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.
(2)The amounts represent KKR Holdings Units allocated in the fiscal year ended December 31, 2022. KKR Holdings Units are described under the caption “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below.
(3)The amounts represent restricted holdings units granted under our 2019 Equity Incentive Plan in the fiscal year ended December 31, 2022 to Ms. Sudol. The terms of these restricted holdings units are described under the caption "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" below.
(4)20% of the award granted in October 2022 is eligible to vest at the threshold market price of $75.00 and additional tranches of the award are eligible to vest at various prices up to $115.00.
(5)The amounts represent restricted holdings units granted under our 2019 Equity Incentive Plan in the fiscal year ended December 31, 2022. The terms of these restricted holdings units are described under the caption "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" below.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Terms of KKR Holdings Units
On May 31, 2022, KKR completed the Reorganization Mergers contemplated by the Reorganization Agreement pursuant to which KKR acquired KKR Holdings and all of the KKR Group Partnership Units held by it. Before the completion of the Reorganization Mergers, certain of our named executive officers held interests in our business through KKR Holdings (such interests referred to as "KKR Holdings Units"), which was the entity that owned practically all of the outstanding KKR Group Partnership Units that were not allocable to us.
In 2022, our named executive officers (other than Ms. Sudol who was not an employee prior to the closing of the Reorganization Mergers) received distributions from KKR Holdings and its alternative investment vehicle, including distributions relating to tax liabilities, as well as dividends on shares of common stock they own, and because these distributions and dividends are not considered to be compensation, they have not been reported in the Summary Compensation Table.
Prior to the completion of the Reorganization Mergers (as described in Note 1 "Organization" and “Certain Terms Used in this Report”), KKR Holdings Units were exchangeable on a one-for-one basis for shares of our common stock. In connection with the Reorganization Mergers, all KKR Holdings Units were exchanged for shares of our common stock pursuant to the Reorganization Agreement. For more information see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement,” “Certain Defined Terms Used in this Report” and “Business—Organizational Structure” in this report.
Prior to the completion of the Reorganization Mergers, KKR Holdings Units had vested over a period of time from their grant date, subject to continued service through each vesting date. Following this service-based vesting, certain KKR Holdings Units were also subject to transfer restrictions and/or minimum retained ownership requirements. Unvested KKR Holdings Units were not entitled to receive any distributions that were declared and received on the underlying KKR Group Partnership Units. However, from time to time, distributions were made on KKR Group Partnership Units that were held by KKR Holdings, and such distributions were allocated and further distributed to the named executive officers as and when received, to the extent such distributions were received on KKR Group Partnership Units underlying KKR Holdings Units that had satisfied their respective vesting requirements. To the extent that such distributions were made on KKR Group Partnership Units underlying any KKR Holdings Units that did not satisfy all vesting requirements at the time distributions were declared on the underlying KKR Group Partnership Units, such distributions could be allocated or otherwise applied in such amounts and in such manner as Messrs. Kravis and Roberts, acting through the general partner of KKR Holdings, determined.
KKR Holdings Units that were subject to transfer restrictions, unless waived, could not be sold, exchanged or otherwise transferred for a specified period of time following the initial vesting date and interests in such units remained contingently vested during that time. The transfer restriction period typically lasted for (1) one year with respect to one-half of the units vesting on the vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer restricted units became fully vested and transferable and could have been exchanged into shares of common stock at the end of the transfer restriction period if the holder was not terminated for cause and had complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
While employed by our firm, our principals, including our named executive officers, were also subject to minimum retained ownership rules that required them to continuously hold at least 25% of their cumulatively vested KKR Holdings Units, unless waived. The transfer and vesting restrictions and minimum retained ownership requirements applicable to KKR Holdings Units may not have been enforceable in all cases and could have been waived, modified or amended by KKR Holdings at any time without our consent.
The terms of the KKR Holdings Units described above are distinct from equity awards issuable under our Equity Incentive Plans, which are described below.
Pursuant to the Reorganization Agreement, 500,000 outstanding KKR Holdings Units held by each of Messrs. Kravis and Roberts and 1,455,000 outstanding KKR Holdings Units held by each of Messrs. Bae and Nuttall, each of which had previously been scheduled to vest on October 1, 2022, were accelerated to vest immediately prior to the closing of the Reorganization Mergers, and such KKR Holdings Units became vested and received their allocable share of the common stock in connection with the Reorganization Mergers. The customary one- and two-year transfer restrictions applicable to such KKR Holdings Units will continue to apply to the shares received in exchange therefor pursuant to the Reorganization Agreement until October

1, 2023 and October 1, 2024. The 500,000 KKR Holdings Units held by each of Messrs. Kravis and Roberts were already considered fully vested given their age and years of service at KKR.
In addition, KKR Holdings allocated 1,150,000 KKR Holdings Units to each of Messrs. Bae and Nuttall, of which 30% had been subject to forfeiture had such executive not been employed by KKR on October 1, 2022 (except in the case of death or permanent disability). The number of KKR units allocated to Messrs. Bae and Nuttall was determined by Messrs. Kravis and Roberts, and the allocations were made as part of the Reorganization Mergers, which were approved by our board of directors following the recommendation of our conflicts committee. These KKR Holdings Units were exchanged for shares of common stock in connection with the Reorganization Mergers and are subject to customary one- and two-year transfer restrictions that will apply, as applicable, until October 1, 2023 and October 1, 2024. In addition, Messrs. Kravis and Roberts were authorized to allocate the balance of any outstanding and unallocated KKR Holdings Units, in their sole discretion, to themselves or others, on such terms as they determined, prior to the closing of the Reorganization Mergers. In May 2022, KKR Holdings allocated 535,185 and 535,184 KKR Holdings Units to each of Messrs. Kravis and Roberts, respectively, which were fully vested upon allocation. All of the foregoing KKR Holdings Units represented KKR Group Partnership Units that were already outstanding, and therefore, their vesting and allocations as described above did not represent any incremental dilution to KKR.
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
Shares of common stock delivered upon settlement of restricted stock units that are subject to transfer restrictions, unless waived, may not be sold, exchanged or otherwise transferred for a specified period of time following the vesting date. The transfer restriction period typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date. Transfer-restricted shares of common stock become saleable at the end of the transfer restriction period if the holder has not been terminated for cause and has not breached any significant or intentional manner, as determined by the Administrator (as defined in "KKR & Co. Inc. Equity Incentive Plan—Administration"), the terms of his or her confidentiality and restrictive covenants contained in the grant agreement during the transfer restriction period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
While employed by our firm, our employees, including our named executive officers, may also be subject to a minimum retained ownership requirement under the restricted stock unit grant agreement, which would obligate them to continuously hold shares of our common stock equivalents of 15% of their cumulatively vested restricted stock units, unless waived. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to restricted stock units of certain employees, including our named executive officers, have been and may be transferred to such employees' KKR Holdings Units (prior to the closing of the Reorganization Mergers) or restricted holdings units, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.
Terms of Restricted Holdings Units
Restricted holdings units are equity awards granted under our 2019 Equity Incentive Plan, and the number of shares of common stock in respect of such awards is subject to the overall limitation on the number of shares of common stock that may be awarded under the 2019 Equity Incentive Plan. The overall restricted holdings units program was approved by a committee of independent directors of our board of directors. KKR's independent directors are ineligible to receive restricted holdings units.
In general, restricted holdings units are subject to vesting conditions similar to those of restricted stock units described above. Restricted holdings units provide the holder the ability, after vesting and the satisfaction of certain other conditions, to exchange them for shares of our common stock on a one-for-one basis (or at the discretion of KKR, cash in an amount equal to the fair market value of the shares of common stock that would otherwise be deliverable in such exchange). There is no tax receivable agreement in place for such exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore, we will receive 100% of any tax benefits arising from the exchange of restricted holdings units granted under that plan. Prior to vesting, restricted holdings units are not entitled to any distributions from us. Following vesting, restricted holdings units become entitled to receive distributions from us. The amount of distribution per vested restricted holdings unit is equal to the amount distributed on one KKR Group Partnership Unit. To the extent that distributions are made on a KKR Group Partnership Unit that corresponds to a restricted holdings units that is not vested, such distribution amount will be allocated or otherwise applied in a manner we may determine in our discretion. Upon vesting, restricted holdings units are generally subject to additional restrictions, including transfer restrictions, which typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date, and minimum retained ownership requirements, which obligate the recipients to continuously hold at least 25% of their cumulatively vested restricted holdings units, unless waived. Transfer restricted units become fully vested and transferable and may be exchanged into shares of common stock at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "Terms of Confidentiality and Restrictive Covenant Agreements" below.
Terms of Confidentiality and Restrictive Covenant Agreements
The confidentiality and restrictive covenant agreements with each of our named executive officers include prohibitions on them competing with us or soliciting our fund investors, clients or employees while employed by us and during a restricted period following their departure from the firm. These agreements also have non-disparagement obligations and require our named executive officers to protect and use the firm's confidential information only in accordance with confidentiality restrictions set forth in the agreement.
The restricted periods for our Co‑Executive Chairmen expire two years from termination for both the prohibitions on competition with us and the prohibitions on the solicitation of our fund investors, clients and employees. In cases where a Co-Executive Chairman is terminated involuntarily and for reasons not constituting cause, such periods are reduced to one year from termination. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our fund investors, clients, and employees, 15 months from termination. These agreements also require that we, and our Co-Executive Chairmen and other named executive officers, provide advance notice prior to termination of employment.
Our named executive officers (other than our Co‑Executive Chairmen) have entered into these confidentiality and restrictive covenant agreements with us through their restricted stock unit grant agreements or restricted holdings unit grant agreements . Because our Co‑Executive Chairmen have not received any restricted stock units or restricted holdings units from us, their confidentiality and restrictive covenant agreements were solely with KKR Holdings, which KKR acquired in May 2022.
Outstanding Equity Awards at 2022 Fiscal Year‑End
The following table sets forth information concerning unvested restricted holdings units for each of the named executive officers as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Henry R. Kravis	—	$—	—	—
George R. Roberts	—	$—	—	—
Joseph Y. Bae	1,000,000 (2)	$46,420,000	7,500,000 (3)	$348,150,000
Scott C. Nuttall	—	$—	7,500,000 (4)	$348,150,000
Robert H. Lewin	900,000 (5)	$41,778,000	—	—
Kathryn K. Sudol	200,000 (6)	$9,284,000	200,000 (7)	9,284,000
(1)These amounts are based on the closing market price of our common stock on the last trading day of the year ended December 31, 2022, which was $46.42 per share.

(2)Includes 1,000,000 restricted holdings units granted on February 18, 2021 ("2021 Grant"), the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share, all of which were achieved prior to December 31, 2021. These 2021 Grant restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
(3)Represents 7,500,000 restricted holdings units granted on December 9, 2021, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $95.80 to $135.80. Restricted holdings units that satisfy this market price vesting condition are eligible to vest beginning on December 31, 2026, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions, and will expire if not vested on or prior to December 31, 2028.
(4)Represents 7,500,000 restricted holdings units granted on December 9, 2021, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $95.80 to $135.80. Restricted holdings units that satisfy this market price vesting condition are eligible to vest beginning on December 31, 2026, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions, and will expire if not vested on or prior to December 31, 2028.
(5)Represents 900,000 restricted holdings units granted on February 18, 2021, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets between $45.00 and $70.00 per share, all of which were achieved prior to December 31, 2021. These restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
(6)Includes (i) 200,000 restricted holdings units granted on October 3, 2022, which will vest in five equal annual installments beginning April 1, 2023 through April 1, 2027 subject to the named executive officer’s continued service as an employee on each vesting date.
(7)Represents 200,000 restricted holdings units granted on October 3, 2022, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $75.00 and $115.00. Restricted holdings units that satisfy this market price vesting condition are eligible to vest on April 1, 2027, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.

Option Exercises and Stock Vested in 2022
The following table sets forth information concerning the vesting of KKR Holdings Units and restricted stock units held by each of our named executive officers during the year ended December 31, 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	1,035,185	$58,011,767
George R. Roberts	1,035,184	$58,011,711
Joseph Y. Bae	1,905,000	$100,888,200
Scott C. Nuttall	1,905,000	$100,888,200
Robert H. Lewin	—	$—
Kathryn K. Sudol	—	$—

(1)The amounts reflected in this column represent KKR Holdings Units and shares of common stock delivered upon vesting of restricted stock units, a portion of which are subject to one‑ and two-year transfer restrictions upon vesting. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" for additional terms, including with respect to the transfer of certain restrictions from the restricted stock units to employees' restricted holdings units.
(2)These amounts are based on the closing market price of our common stock on each respective vesting date.

Pension Benefits for 2022
We provided no pension benefits during the fiscal year ended December 31, 2022.
Nonqualified Deferred Compensation for 2022
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2022.

Potential Payments Upon Termination or Change in Control
Upon termination of employment (other than due to death or permanent disability), vesting generally ceases for restricted holdings units and restricted stock units that have not vested. In addition, transfer-restricted vested restricted holdings units and, if applicable, transfer-restricted restricted stock units (which term includes the transfer-restricted shares of common stock that may be delivered upon settlement of such restricted stock units) remain subject to transfer restrictions for one- and two-year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding the common stock held by our named executive officers.
In general, a named executive officer who retires after the first date on which his or her age plus years of service to KKR equals 80 ("qualified retirement") will generally (i) vest in his or her unvested restricted stock units and restricted holdings units (for those with service based vesting conditions) that would otherwise vest within two years following retirement and (ii) vest in a pro rata portion of his or her unvested restricted stock units and restricted holdings units (for those with market price based vesting conditions) that satisfied the stock price target requirements at the time of qualified retirement, in each case, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such restricted stock unit or restricted holdings units, if applicable, remains transfer restricted over the one- and two-year periods from the original vesting date. However, the additional vesting terms upon a qualified retirement do not apply to the restricted holdings units awarded to the Co-Chief Executive Officers in December 2021.
Upon death or permanent disability, generally (i) a holder of restricted stock units and restricted holdings units (for those with service based vesting conditions) will become vested with respect to service based vesting conditions in all restricted stock units and restricted holdings units, respectively, and (ii) a holder of restricted stock units and restricted holdings units (for those with market price based conditions) will be eligible to vest in a pro rata portion of his or her unvested restricted stock units and restricted holdings units that satisfy the stock price target requirements at a prescribed time, which include the time of death or permanent disability or at the end of the service based vesting requirement. Upon vesting, restricted holdings units will become permitted to be exchanged into shares of common stock after the applicable transfer restrictions following vesting have lapsed. Restricted stock units will be settled on, or as soon as practicable after, the scheduled vesting dates, and, if applicable, subject to transfer restrictions. In addition, upon a change in control of KKR, a holder of restricted stock units and restricted holdings units may become immediately vested in all unvested restricted stock units and restricted holdings units, respectively. The values of unvested restricted stock units and restricted holding units held by the named executive officers as of December 31, 2022 are set forth above in "—Outstanding Equity Awards at 2022 Fiscal Year-End."
Upon termination of employment, vesting generally ceases for carried interest allocations, some of which are subject to forfeiture for breach of the confidentiality and restrictive covenant agreement. In addition, carried interest allocations generally become immediately vested upon death or disability, and certain carried interest allocations permit additional vesting upon retirement.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2022:
•the median of the annual total compensation of all employees of our company (other than Messrs. Bae and Nuttall, who are our Co-Chief Executive Officers as of December 31, 2022) was $225,000;
•the annual total compensation of Messrs. Bae and Nuttall were $79,999,836 and $78,268,684, respectively; and
•the ratio of the averaged annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 352 to 1.
To identify the median employee for the purpose of providing the information above, we examined the compensation of all our current employees (other than our Co-Chief Executive Officers) as of December 31, 2022, using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process. Compensation of employees who were employed for less than the full year of 2022 were annualized only if they were part of the regular year-end compensation process. The calculation excludes 165 employees of KJRM, a Japanese real estate manager, which we acquired on April 28, 2022. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—2022 Summary Compensation Table." As noted in “—Compensation

Discussion and Analysis," distributions from KKR Holdings and dividends paid on shares of common stock are not considered compensation and accordingly are not included in the pay ratio calculation above. The above CEO pay ratio represents a reasonable good faith estimate, calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Director Compensation
We limit compensation for service on our board of directors to the independent directors. During 2022, each independent director received (1) an annual cash retainer of $110,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee, and (4) an additional annual cash retainer of $10,000 if such independent director is a member of the conflicts committee and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chairman of the conflicts committee.
Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on October 20, 2022, restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan. Because Mr. McGuire, an independent director, joined our board of directors on June 15, 2022, an additional 1,202 restricted stock units were granted to him.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Adriane M. Brown	110,000	182,971	292,971
Matthew R. Cohler	110,000	182,971	292,971
Mary N. Dillon	120,000	182,971	302,971
Joseph A. Grundfest	160,000	182,971	342,971
Arturo Gutiérrez Hernández	110,000	182,971	292,971
John B. Hess	110,000	182,971	292,971
Dane E. Holmes	117,414	182,971	300,385
Raymond J. McGuire (2)	59,822	241,316	301,138
Xavier B. Niel	110,000	182,971	292,971
Patricia F. Russo	120,000	182,971	302,971
Thomas M. Schoewe (3)	108,750	—	108,750
Robert W. Scully	175,000	182,971	357,971
Evan T. Spiegel	110,000	182,971	292,971
(1)Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2022 as calculated in accordance with ASC Topic 718. See Note 20 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(2)Mr. McGuire was appointed to our board of directors on June 15, 2022.
(3)Mr. Schoewe did not stand for re-election and was no longer on our board of directors as of July 13, 2022. The 2,479 restricted stock units granted to Mr. Schoewe on December 9, 2021 vested and were settled into an equal number of shares of KKR common stock on October 1, 2022.

The following table details grants of restricted stock units to each independent director in the year ended December 31, 2022. The table includes the grant date and grant date fair value of 2022 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2022 owned by each independent director who served as a director during the year ended December 31, 2022:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Stock Awards on December 31, 2022 (#)
Adriane M. Brown	10/20/2022	4,134	182,971	4,134
Matthew R. Cohler	10/20/2022	4,134	182,971	4,134
Mary N. Dillon	10/20/2022	4,134	182,971	4,134
Joseph A. Grundfest	10/20/2022	4,134	182,971	4,134
Arturo Gutiérrez Hernández	10/20/2022	4,134	182,971	4,134
John B. Hess	10/20/2022	4,134	182,971	4,134
Dane E. Holmes	10/20/2022	4,134	182,971	4,134
Raymond J. McGuire (3)	6/15/2022	1,202	58,345	—
	10/20/2022	4,134	182,971	4,134
Xavier B. Niel	10/20/2022	4,134	182,971	4,134
Patricia F. Russo	10/20/2022	4,134	182,971	4,134
Thomas M. Schoewe (4)	—	—	—	—
Robert W. Scully	10/20/2022	4,134	182,971	4,134
Evan T. Spiegel	10/20/2022	4,134	182,971	4,134
(1)The restricted stock units were granted on October 20, 2022 and will vest on October 1, 2023, subject to the grantee's continued service through the vesting date. An additional 1,202 restricted stock units granted to Mr. McGuire for joining the board of directors on June 15, 2022, vested and were settled into an equal number of shares of KKR common stock on October 1, 2022.
(2)Represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2022 as calculated in accordance with ASC Topic 718. See Note 20 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(3)Mr. McGuire was appointed to our board of directors on June 15, 2022.
(4)Mr. Schoewe retired from our board of directors on July 13, 2022. The 2,479 restricted stock units granted to Mr. Schoewe on December 9, 2021 vested and were settled into an equal number of shares of KKR common stock on October 1, 2022.

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
Common Stock Subject to the Plan
As of December 31, 2022, 65,305,996 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the Diluted Common Shares outstanding at the close of business on December 31, 2022, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.
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
Compensation Committee Interlocks and Insider Participation
Because we are a "controlled company" within the meaning of the corporate governance standards of the NYSE, our board of directors is not required by NYSE rules to establish a compensation committee. Messrs. Kravis and Roberts, our Co-Executive Chairmen, participated in discussions regarding executive compensation, and Messrs. Bae and Nuttall, our Co-Chief Executive Officers, participated in discussions regarding the compensation of our other executive officers. For a description of certain transactions between us and our executive officers and directors, see "Certain Relationships and Related Transactions, and Director Independence."

Compensation Committee Report
Our board of directors does not have a compensation committee. The entire board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this report.

Henry R. Kravis
George R. Roberts
Joseph Y. Bae
Scott C. Nuttall
Adriane M. Brown
Matthew R. Cohler
Mary N. Dillon
Joseph A. Grundfest
Arturo Gutiérrez Hernández
John B. Hess
Dane E. Holmes
Raymond J. McGuire
Xavier B. Niel
Patricia F. Russo
Robert W. Scully
Evan T. Spiegel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of our common stock by:
•each person known to us to beneficially own more than 5% of our common stock based on our review of filings with the SEC;
•each of our directors and named executive officers; and
•our directors and executive officers as a group.
The percentage of beneficial ownership is based on 861,107,985 shares of common stock issued and outstanding as of February 24, 2023. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 24, 2023. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The table below does not reflect ownership of the sole outstanding share of our Series I preferred stock by KKR Management LLP, which exercises significant voting power as set forth in our certificate of incorporation.

Name (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned
George R. Roberts (3)	88,692,855	10.3%
Henry R. Kravis (4)	83,370,688	9.7
Scott C. Nuttall (5)	21,064,424	2.4
Joseph Y. Bae (6)	18,331,070	2.1
Adriane M. Brown	3,264	*
Matthew R. Cohler	89,167	*
Mary N. Dillon	18,984	*
Joseph A. Grundfest	85,458	*
Arturo Gutiérrez Hernández	4,379	*
John B. Hess	13,458	*
Dane E. Holmes	4,379	*
Raymond J. McGuire	1,202	*
Xavier B. Niel	21,872	*
Patricia F. Russo	78,458	*
Robert W. Scully	166,458	*
Evan T. Spiegel	2,479	*
Robert H. Lewin	1,209,226	*
Kathryn K. Sudol (7)	40,000	*
Directors and executive officers as a group (20 persons) (3)(4)(5)(6)(8)	216,378,211	25.1%
*Less than 1.0%.
(1)The address of each director is c/o KKR & Co. Inc., 30 Hudson Yards, New York, New York, 10001. The address of each executive officer, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, New York 10001. The address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.
(2)Unless otherwise indicated, each individual has sole voting power and sole investment power with respect to the shares owned.
(3)Includes (i) 2,630,000 shares held by a charitable foundation over which Mr. Roberts has shared voting power and (ii) 1,043,242 shares held by a limited partnership over which Mr. Roberts has sole investment power.
(4)Includes (i) 15,277 shares held by Mr. Kravis's spouse over which Mr. Kravis may be deemed to share investment and voting power and (ii) 1,549,369 shares held by a limited partnership over which Mr. Kravis has sole investment power.
(5)Includes (i) 129,301 shares held by a trust over which Mr. Nuttall has the right to acquire shared investment and voting power, (ii) 2,782 shares held by a limited liability company over which Mr. Nuttall may be deemed to share investment and voting power and (iii) 920,000 shares held by a charitable foundation over which Mr. Nuttall has shared voting power. Not included in the table above is 211,540 shares held by a charitable foundation for which Mr. Nuttall has non-binding advisory powers, which shares have not been sold as of the date of this filing.
(6)Includes 384,257 shares held by a trust over which Mr. Bae has the right to acquire shared investment and voting power. Not included in the table above is 450,000 shares held by a charitable foundation for which Mr. Bae has non-binding advisory powers, which shares have not been sold as of the date of this filing.
(7)Represents restricted holdings units scheduled to vest within 60 days of February 24, 2023.
(8)Includes 106,666 restricted holdings units which are vested or scheduled to vest within 60 days of February 24, 2023.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under our Equity Incentive Plans as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plans Approved by Security Holders	60,785,947	—	65,305,996
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	60,785,947	—	65,305,996
(1)Reflects the aggregate number of restricted stock units granted under our Equity Incentive Plans and outstanding as of December 31, 2022.
(2)The aggregate number of shares of common stock available under our 2019 Equity Incentive Plan is increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of diluted shares of common stock outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. We have filed registration statements on Form S-8 under the Securities Act to register shares of common stock covered by our Equity Incentive Plans. Accordingly, upon issuance pursuant to our Equity Incentive Plans, these shares of common stock will be available for sale in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following description is a summary of the material terms of the agreements described below, and does not contain all of the information that you may find useful. For additional information, you should read the copies of such agreements, all of which have been previously filed with the SEC or incorporated by reference as exhibits to this report.
Reorganization Agreement
On October 8, 2021, KKR entered into a Reorganization Agreement with KKR Holdings, KKR Associates Holdings, KKR Management (the holder of the sole outstanding share of Series I preferred stock), and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below is completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR.
On May 31, 2022, the merger transactions (“Reorganization Mergers) contemplated by the Reorganization Agreement to simplify KKR’s corporate structure were completed. In the Reorganization Mergers, KKR acquired KKR Holdings (which changed its name to KKR Group Holdings L.P.) and 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to the former limited partners of KKR Holdings. Following the Reorganization Mergers, our principals own the same common stock as the public stockholders of KKR & Co. Inc. (which was formerly known as KKR Aubergine Inc. and become the successor holding company of our business). For additional information about the Reorganization Mergers, please see note 1 “Organization” in our financial statements included in this report.
On May 30, 2022, KKR's tax receivable agreement with KKR Holdings was terminated, other than with respect to exchanges of KKR Holdings Units for common stock that occurred prior to Reorganization Mergers.
The Reorganization Agreement further provides for:
(i) the future elimination of control of KKR & Co. Inc. by KKR Management, by having all voting power vested in the common stock of KKR & Co. Inc. on a one vote per share basis on the Sunset Date (as defined below), which will be no later than December 31, 2026, and
(ii) also on the Sunset Date, the future acquisition of control by KKR of KKR Associates Holdings when a subsidiary of KKR & Co. Inc. will become the general partner of KKR Associates Holdings.
The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both our Co-Founders has occurred (or any earlier date consented to by KKR Management, in its sole discretion).
The incremental 8.5 million shares of common stock of KKR & Co. Inc. received in the Reorganization Mergers are not be transferable (except in the case of death or for estate planning purposes) prior to the Sunset Date, and in addition, KKR Management agreed not to transfer its ownership of the sole share of Series I preferred stock.
The transactions contemplated to occur under the Reorganization Agreement (including the Reorganization Mergers, the termination of the tax receivable agreement except with respect to exchanges of Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement. Because the Reorganization Mergers have been completed, the changes to occur effective on the Sunset Date are unconditional commitments of KKR Management, KKR Associates Holdings, KKR & Co. Inc., and the other parties to the Reorganization Agreement.
Exchange Agreement
KKR Group Co. Inc. (formerly KKR & Co. Inc.) had an exchange agreement with KKR Holdings, pursuant to which KKR Holdings and its limited partners could have exchanged KKR Group Partnership Units held by or transferred to them for shares of our common stock on a one-for-one basis. The final exchange of KKR Group Partnership Units occurred on May 18, 2022. Following the completion of the Reorganization Mergers on May 31, 2022, there are no more exchanges of KKR Group Partnerships Units contemplated to occur. The exchange agreement was terminated on February 24, 2023.

Registration Rights Agreement
In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units (including the shares of KKR & Co. Inc. received in the Reorganization Mergers) the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common stock (and other securities convertible into or exchangeable or exercisable for shares of our common stock) held or acquired by them. Under the registration rights agreement, holders of registration rights have the right to require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and related post-effective amendments were declared effective on April 14, 2011, September 21, 2011, July 10, 2018 and June 6, 2022.
Tax Receivable Agreement
We had a tax receivable agreement with KKR Holdings, pursuant to which we were required to pay to KKR Holdings or to its limited partners a portion of the tax savings realized by exchanges of KKR Group Partnership Units for shares of common stock pursuant to the exchange agreement described above. As noted above, the tax receivable agreement was terminated on May 30, 2022, but we remain obligated to make payments under the tax receivable agreement with respect to any exchanges completed prior to May 30, 2022.
KKR Group Partnership made an election under Section 754 of the Code that was effective for each taxable year in which an exchange of KKR Group Partnership Units for shares of common stock occurred prior to May 30, 2022, which may have resulted in an increase in our tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges have resulted in an increase in our share of the tax basis of the tangible and intangible assets of KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business that would not otherwise have been available. This increase in tax basis has increased certain depreciation and amortization deductions for tax purposes and therefore is expected to reduce the amount of income tax we otherwise would be required to pay. This increase in tax basis is expected to also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The surviving payment obligations under the tax receivable agreement require us to pay to former limited partners of KKR Holdings who exchanged KKR Holdings Units for shares of common stock 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realized as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. We benefit from the remaining 15% of cash savings, if any, in income tax that we realize.
These payment obligations are obligations of KKR Group Co. Inc. and its wholly-owned subsidiary, KKR Group Holdings Corp., which are treated as corporations for U.S. tax purposes, but are not payment obligations of KKR & Co. Inc. or KKR Group Partnership L.P. Payments made under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns, which may result in a timing difference between the tax savings received by KKR and the cash payments made to the former limited partners of KKR Holdings. There is no tax receivable agreement in place for any exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore, we will receive 100% of any tax benefits arising from such exchanges unless we exercise discretion to make tax distributions to holders of restricted holdings units.
For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of KKR Group Partnership as a result of the exchanges of KKR Group Partnership Units and had we not entered into the tax receivable agreement. The surviving payment obligations of the tax receivable agreement continue until all such tax benefits have been utilized or expired.
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
Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary based upon a number of factors, including the amount of tax, if any, we were required to pay aside from any tax benefit from the exchanges, and the timing of any such payment. If we did not have taxable income aside from any tax benefit from the exchanges, we were not required to make payments under the tax receivable agreement for that taxable year because no tax savings would have been actually realized. The amount of tax, if any, we are required to pay aside from any tax benefit from the exchanges, and the timing of any such payment. If we do not have taxable income aside from any tax benefit from the exchanges, we will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized.
We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of KKR Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement could be significant. As of December 31, 2022, an undiscounted payable of $420.6 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of our tax returns. During the year ended December 31, 2022, an aggregate of $10.3 million was made to our current and former principals, including our executive officers, and KKR Holdings. The independent directors of our Board of Directors are not eligible to receive payments under the tax receivable agreement. For further information, see Note 21 "Related Party Transactions" in our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs—Tax Receivable Agreement" in this report.
Decisions made by our senior principals in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes of control, may influence the timing and amount of payments received by principals who exchanged KKR Holdings Units prior to May 30, 2022 under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally would accelerate payments under the tax receivable agreement and would increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction would generally increase a principals' tax liability without giving rise to any rights of a principal to receive payments under the tax receivable agreement.
Payments under the tax receivable agreement are based upon the tax reporting positions that we determined. We are not aware of any issue that would cause the IRS to challenge a tax basis increase that we have taken. However, none of the former limited partners of KKR Holdings will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claimed arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to former limited partners of KKR Holdings under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income. See "Risk Factors—Risks Related to Our Organizational Structure—We will be required to pay our principals for most of the benefits relating to our use of tax attributes we receive from certain prior exchanges of our common stock for KKR Group Partnership Units."
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
Firm Use of Private Aircraft
From time to time, we use private aircraft to transport employees for business purposes. In accordance with the Company's policy on reimbursement of the cost of use of private aircraft while traveling for business, the Company reimbursed certain of our executive officers for firm use of private aircraft.
Companies associated with Messrs. Kravis and Roberts own aircraft that are used for KKR's business in the ordinary course of our operations. Messrs. Kravis and Roberts funded the purchase of these aircraft with their personal funds and fund all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the year ended December 31, 2022, we paid a total of $2.9 million (including applicable taxes) for the use of these aircraft, of which substantially all was borne by us rather than our investment funds (which indirectly bear the cost of some of these flights at commercial airline rates). Of this total, $2.0 million relates to use of an aircraft owned by an entity controlled by Mr. Kravis, and $0.9 million relates to use of an aircraft owned by an entity controlled by Mr. Roberts.
For the year ended December 31, 2022, we reimbursed Mr. Bae approximately $630,000 for the use of private aircraft in which he has fractional share ownership arrangements. Our reimbursement covered variable costs based on established rates, plus a pro rata portion of management fees, but did not cover any other reimbursement for capital costs or purchase price.
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
In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our investment funds and vehicles, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds and vehicles or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $714.8 million for the year ended December 31, 2022, of which $44.7 million, $114.4 million, $24.2 million, $22.5 million, $3.2 million, $0.7 million, and $3.5 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Lewin, Sorkin, and Stork and their personal or estate planning vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $1.2 million in 2022 from the commitments of certain estate planning vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.
Indemnification of Directors, Officers and Others
Under our certificate of incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) the Series I preferred stockholder; (b) KKR Management in its capacity as the former general partner of KKR & Co. L.P. (the "Former Managing Partner"); (c) any person who is or was an affiliate of the Series I preferred stockholder or the Former Managing Partner; (d) any person who is or was a member, partner, tax matters partner (as defined in the Code, as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the KKR Group Partnership, the Series I preferred stockholder or the Former Managing Partner or any affiliate of us or our subsidiaries, the Series I preferred stockholder or the Former Managing Partner; (e) any person who is or was serving at our request or the request of the Former Managing Partner or any affiliate of us or the Former Managing Partner as an officer, director, employee, member, partner, tax matters partner, partnership representative, agent, fiduciary or trustee of another person (provided that a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any person designated by us as an indemnitee as permitted by applicable law.

We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the Series I preferred stockholder will not be liable for, or have any obligation to contribute or loan any monies or property to us to enable us to effectuate, indemnification. The indemnification of the persons described above shall be secondary to any indemnification such person is entitled from another person or the relevant KKR fund to the extent applicable. We may purchase insurance against liabilities asserted against, and expenses incurred by, persons in connection with their activities, regardless of whether we would have the power to indemnify the person against liabilities under our certificate of incorporation. We currently maintain liability insurance for our directors and officers. Such insurance would be available to our directors and officers in accordance with its terms.

In addition, we have entered into indemnification agreements with KKR Management and each of our directors. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, will be indemnified and held harmless by us on an after-tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an indemnitee or by reason of any action alleged to have been taken or omitted in such capacity, whether arising from alleged acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2022, $520.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2022 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $2.9 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
Menlo Park Office
Our office in Menlo Park, California is owned by a real estate partnership that is controlled and majority-owned by persons unaffiliated with KKR and its executive officers. However, Messrs. Kravis and Roberts and their estate planning vehicles own and control a minority limited partner interest in the real estate partnership. In November 2022, KKR entered into a new 15-year lease with the real estate partnership, representing an annual rent of $6.3 million, subject to certain current and annual adjustments. Payments made from KKR to this real estate partnership aggregated $8.8 million for the year ended December 31, 2022.
Confidentiality and Restrictive Covenant Agreements
Our employees have entered into confidentiality and restrictive covenant agreements that include prohibitions on our employees competing with us or soliciting clients, investments or employees of our firm during a restricted period following their departure from the firm. For further information on these agreements, see "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Terms of Confidentiality and Restrictive Covenant Agreements."
Other Transactions with Related Persons
We have entered, and may in the future continue to enter, into ordinary course transactions with unaffiliated entities known to us to beneficially own more than 5% of any class of our outstanding voting securities. These transactions may include investments by them in our funds generally on the same terms and conditions offered to other unaffiliated fund investors and participation in our capital markets transactions, including underwritings and syndications, generally on the same terms and conditions offered to other unaffiliated capital markets participants. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors adopted a written statement of policy for transactions with related persons (our "related person policy"). Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the Board of Directors. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our Board of Directors has pre-approved: certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common stock on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications; the renewal of pre-existing strategic relationships with persons known to us to beneficially own more than 5% of our outstanding common stock; the use of aircraft owned by our senior employees for business purposes; certain investments by eligible employees in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships; and certain pro rata cash contributions to the KKR Group Partnership for cash management purposes. In addition, it is our policy that directors interested in a related person transaction should recuse themselves from any vote on a related person transaction in which they have an interest, unless otherwise permitted by applicable law.
Director Independence
See "Directors, Executive Officers and Corporate Governance—Independence and Composition of the Board of Directors" for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID No. 34), the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31, 2022
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$58,959	(1)	$—
Audit-Related Fees	$12,562	(2)	$22,101	(5)
Tax Compliance Fees	$44,389	(3)	$—
Tax Planning and Advisory Fees	$12,555	(4)	$10,654	(5)
All Other Fees	$443		$—

	For the Year Ended December 31, 2021
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$47,836	(1)	$—
Audit-Related Fees	$12,908	(2)	$19,132	(5)
Tax Compliance Fees	$35,640	(3)	$—
Tax Planning and Advisory Fees	$8,318	(4)	$13,350	(5)
All Other Fees	$537		$—
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

Our Audit Committee charter, which is available on our website at www.kkr.com under "Investor Center—Stockholders (KKR & Co. Inc.)—Environmental, Social & Corporate Governance—Corporate Governance—Audit Committee Charter," requires the Audit Committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the Audit Committee.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)         The following documents are filed as part of this report.
1.         Financial Statements
        See Item 8 above.
2.         Financial Statement Schedules:
See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2022, 2021 and 2020 and Schedule IV - Reinsurance - Years Ended December 31, 2022 and 2021 - of this report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.
3.         Exhibits:

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

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

2.3
Reorganization Agreement, dated as of October 8, 2021, by and among KKR & Co. Inc., KKR Group Holdings Corp., KKR Group Partnership L.P., KKR Holdings L.P., KKR Holdings GP Limited, KKR Associates Holdings L.P., KKR Associates Holdings GP Limited and KKR Management LLP (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on October 12, 2021).

2.4
Agreement and Plan of Merger, dated as of May 31, 2022, among KKR & Co. Inc., KKR Aubergine Inc. and KKR Aubergine Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

2.5
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

3.3
Certificate of Designations of 6.00% Series C Mandatory Convertible Preferred Stock of KKR & Co. Inc. (incorporated by reference to Annex I to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

4.2	Form of 6.00% Series C Preferred Stock Certificate (incorporated by reference to Exhibit A to Annex I to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

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

4.6
Third Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. II LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.11 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

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

4.11
Third Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. III LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

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

4.15
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. IV LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.13 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.16	Form of 0.509% Senior Note due 2023 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.17	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.18	Form of 1.595% Senior Note due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

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

4.21
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. V LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.22	Form of 1.625% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 22, 2019).

4.23
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

4.25	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 1, 2019).

4.26
Second Supplemental Indenture dated as of April 21, 2020 among KKR Group Finance Co. VI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

4.27
Third Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VI LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.15 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.28	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 21, 2020).

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

4.31
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.32	Form of 3.625% Senior Note Due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.33
Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.34
First Supplemental Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.35
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.17 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.36	Form of 3.500% Senior Note due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.37
Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.38
First Supplemental Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.39
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. IX LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.40	Form of 4.625% Subordinated Note due 2061 of KKR Group Finance Co. IX LLC (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.41
Indenture dated as of December 8, 2021 among KKR Group Finance Co. X LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.42
First Supplemental Indenture dated as of December 8, 2021 among KKR Group Finance Co. X LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.43
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. X LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.19 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.44	Form of 3.250% Senior Note due 2051 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.45
Indenture dated as of April 26, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.46
First Supplemental Indenture dated as of April 26, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.47
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.48	Form of 1.054% Senior Note due 2027 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.49	Form of 1.244% Senior Note due 2029 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.50	Form of 1.437% Senior Note due 2032 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.51	Form of 1.553% Senior Note due 2034 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.52	Form of 1.795% Senior Note due 2037 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.53
Indenture dated as of May 17, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.54
First Supplemental Indenture dated as of May 17, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.55
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.21 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.56		Form of 4.850% Senior Note due 2032 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

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

10.4	*	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).

10.5	*	Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 19, 2021).

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

10.9
Assignment and Assumption Agreement, dated as of May 31, 2022, by KKR & Co. Inc. and KKR Aubergine Inc. (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

10.10
First Amendment and Lender Joinder Agreement, dated as of September 2, 2022, to Second Amended and Restated Credit Agreement, dated as of August 4, 2021, among Kohlberg Kravis Roberts & Co. L.P., KKR Group Partnership L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and HSBC Bank USA, National Association, as Administrative Agent (with amended credit agreement annexed thereto) (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 8, 2022).

10.11	†
First Amendment, dated as of September 23, 2022, to Credit Agreement, dated as of August 4, 2021, among Global Atlantic Financial Limited, Global Atlantic (Fin) Company, the Guarantors party thereto from time to time, the Lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and arrangers party thereto (with amended credit agreement annexed thereto) (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 8, 2022).

10.12	†
Sixth Amendment, dated as of November 4, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020 (with amended and restated credit agreement annexed thereto).

10.13	†
First Amendment, dated November 4, 2022, to 364-Day Revolving Credit Agreement, dated as of April 8, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto (with amended and restated credit agreement annexed thereto).

10.14		Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.7 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.15
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLP, formerly KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.16	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.17 to the KKR & Co. Inc. Annual Report on form 10-K filed February 28, 2022).

10.17	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.18	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Market Price Vesting) (incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.19	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Service Vesting) (incorporated by reference to Exhibit 10.25 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.20	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.31 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 19, 2021).

10.21	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors).

10.22	*
Form of Cliff Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.22 to the KKR & Co. Inc. Annual Report filed on Form 10-K on February 28, 2022).

10.23	*
Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.23 to the KKR & Co. Inc. Annual Report filed on Form 10-K on February 28, 2022).

10.24	*	Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P.

10.25	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition). (incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report filed on Form 10-K on February 28, 2022).

10.26	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition).

10.27	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition).

10.28	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Vesting).

10.29	*
Form of Unit Grant Certificate of KKR Holdings L.P. (Co-Chief Executive Officer) (incorporated by reference to Exhibit 10.25 to the KKR & Co. Inc. Annual Report filed on Form 10-K on February 28, 2022).

10.30	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Co-Chief Executive Officer) (incorporated by reference to Exhibit 10.26 to the KKR & Co. Inc. Annual Report filed on Form 10-K on February 28, 2022).

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

32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets
(in thousands)
Asset Management
	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Balance Sheet	Balance at End of Period
Year Ended:

December 31, 2020	$—	$23,082	(1)	$—	$23,082
December 31, 2021	$23,082	$—		$—	$23,082
December 31, 2022	$23,082	$—		$23,082	$—

(1) A valuation allowance was recorded for deferred tax assets related to foreign loss carryforwards that were not considered to be more likely than not realized prior to their expiration. These deferred taxes and associated valuation allowances were reversed in 2022 as a result of a deconsolidation transaction.

Insurance
	Balance at Beginning of Period	Tax Valuation Allowance Charged to Balance Sheet		Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year Ended:

December 31, 2020	$—	$—		$—	$—
December 31, 2021	$—	$—		$—	$—
December 31, 2022	$—	$89,250	(2)	$—	$89,250

(2) A valuation allowance was recorded for deferred tax assets related to unrealized tax capital losses that are not considered to be more likely than not to be realized prior to their expiration. The valuation allowance establishment was allocated to other comprehensive income.

Insurance
	Year Ended December 31, 2022
		Additions
	Balance at Beginning of Period	Charged to costs and expenses	Assumed	Deductions	Charge-off	Balance at End of Period

Reserves deducted from assets to which they apply:
Credit loss allowance on available-for-sale securities	$88,133	$57,411	$2,554	$(11,925)	$(7,841)	$128,332
Credit loss allowance on loans	374,077	369,296	—	—	(183,145)	$560,228
Credit loss allowance on unfunded commitments	21,675	34,111	—	—	—	$55,786
Credit loss allowance on reinsurance recoverables	8,386	32,777	—	—	—	$41,163

	Year Ended December 31, 2021
		Additions
	Balance at Beginning of Period	Charged to costs and expenses	Assumed	Deductions	Charge-off	Balance at End of Period

Reserves deducted from assets to which they apply:
Credit loss allowance on available-for-sale securities	$120,895	$(25,316)	$10,854	$(18,300)	$—	$88,133
Credit loss allowance on loans	120,259	252,979	1,636	(797)	—	374,077
Credit loss allowance on unfunded commitments	—	21,675	—	—	—	21,675
Credit loss allowance on reinsurance recoverables	—	8,386	—	—	—	8,386

SCHEDULE IV—REINSURANCE

	As of December 31, 2022
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life insurance in-force	$87,800,041	$(50,258,155)	$20,664,894	$58,206,780	36%
Premiums and other considerations:
Premiums	$111,602	$(1,342,375)	$2,413,234	$1,182,461	204%
Policy fees	967,716	(17,508)	328,528	1,278,736	26%

	As of December 31, 2021
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life insurance in-force	$98,911,475	$(53,299,613)	$16,762,152	$62,374,014	27%
Premiums and other considerations:
Premiums	$107,733	$(2,455,580)	$4,573,925	$2,226,078	205%
Policy fees	$860,170	$(1,127)	$288,870	$1,147,913	25%

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2023
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Executive Chairman, Director	February 27, 2023
Henry R. Kravis

/s/ GEORGE R. ROBERTS	Co-Executive Chairman, Director	February 27, 2023
George R. Roberts

/s/ JOSEPH Y. BAE	Director, Co-Chief Executive Officer	February 27, 2023
Joseph Y. Bae	(principal executive officer)

/s/ SCOTT C. NUTTALL	Director, Co-Chief Executive Officer	February 27, 2023
Scott C. Nuttall	(principal executive officer)

/s/ ADRIANE M. BROWN	Director	February 27, 2023
Adriane M. Brown

/s/ MATTHEW R. COHLER	Director	February 27, 2023
Matthew R. Cohler

/s/ MARY N. DILLON	Director	February 27, 2023
Mary N. Dillon

/s/ JOSEPH A. GRUNDFEST	Director	February 27, 2023
Joseph A. Grundfest

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director	February 27, 2023
Arturo Gutiérrez Hernández

/s/ JOHN B. HESS	Director	February 27, 2023
John. B. Hess

/s/ DANE E. HOLMES	Director	February 27, 2023
Dane E. Holmes

/s/ RAYMOND J. MCGUIRE	Director	February 27, 2023
Raymond J. McGuire

Signature	Title	Date
/s/ XAVIER B. NIEL	Director	February 27, 2023
Xavier B. Niel

/s/ PATRICIA F. RUSSO	Director	February 27, 2023
Patricia F. Russo

/s/ ROBERT W. SCULLY	Director	February 27, 2023
Robert W. Scully

/s/ EVAN T. SPIEGEL	Director	February 27, 2023
Evan T. Spiegel

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 27, 2023
Robert H. Lewin