Form 10-Q
period 2023-03-31
KKR & Co. Inc.
filed 2023-05-10
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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

As of May 9, 2023, there were 863,073,995 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarter Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
 This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; expansion and growth opportunities and other synergies resulting from acquisitions, reorganizations or strategic partnerships; the return of balance sheet capital if a fund has a successful fundraise; investment opportunities offered to individual investors to continue to grow and to represent a larger percentage of our assets under management; the estimate of the amounts expected to be owed under the tax receivable agreement; the ability of core private equity investments to generate earnings that compound over a long period of time; and the timing and completion of certain transactions contemplated by the Reorganization Agreement (as defined below) may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Business Environment" in this report and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2023 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its subsidiaries, "Global Atlantic"), unless the context requires otherwise.
References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. References to our “senior principals” are to our senior employees who hold interests in the Series I preferred stockholder, including Mr. Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to "principals" are to our current and former employees who formerly held interests in KKR Holdings L.P. ("KKR Holdings"), which we acquired on May 31, 2022, pursuant to the Reorganization Agreement, as discussed below. References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“Associates Holdings”), in which carry pool participants are limited partners. Associates Holdings is currently not a subsidiary of KKR & Co. Inc.
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
On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management, Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below was completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. On May 31, 2022, KKR completed the acquisition of KKR Holdings and the 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to our principals. On the "Sunset Date" (which will occur no later than December 31, 2026), KKR will cancel the Series I preferred stock, establish voting rights for all common stock on a one vote per share basis, and acquire control of the carry pool. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.
KKR’s asset management business is conducted by Kohlberg Kravis Roberts & Co. L.P. and various other subsidiaries of KKR & Co. Inc. other than Global Atlantic. KKR’s insurance business is operated by Global Atlantic, which KKR acquired (the "GA Acquisition") on February 1, 2021 (the "GA Acquisition Date"). KJR Management ("KJRM") is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2023	December 31, 2022
Assets
Asset Management
Cash and Cash Equivalents	$5,576,121	$6,705,325
Restricted Cash and Cash Equivalents	161,619	253,431
Investments	97,949,918	92,375,463
Due from Affiliates	1,847,869	1,663,303
Other Assets	5,048,330	5,197,626
	110,583,857	106,195,148
Insurance
Cash and Cash Equivalents	$3,713,382	$6,118,231
Restricted Cash and Cash Equivalents	277,398	308,383
Investments	129,401,394	124,199,176
Reinsurance Recoverable	26,157,178	26,022,081
Insurance Intangible Assets	2,391,610	2,331,494
Other Assets	5,920,967	6,041,329
Separate Account Assets	4,164,803	4,130,794
	172,026,732	169,151,488
Total Assets	$282,610,589	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$42,519,776	$40,598,613
Due to Affiliates	435,270	466,057
Accrued Expenses and Other Liabilities	7,792,747	6,471,775
	50,747,793	47,536,445
Insurance
Policy Liabilities (market risk benefit liabilities: $764,407 and $682,038, respectively)	$141,129,974	$137,780,929
Debt Obligations	2,157,283	2,128,166
Funds Withheld Payable at Interest	22,995,695	22,739,417
Accrued Expenses and Other Liabilities	3,465,099	4,600,375
Reinsurance Liabilities	826,566	1,059,820
Separate Account Liabilities	4,164,803	4,130,794
	174,739,420	172,439,501
Total Liabilities	225,487,213	219,975,946

	March 31, 2023	December 31, 2022

Commitments and Contingencies (See Note 25)

Redeemable Noncontrolling Interests (See Note 24)	$144,126	$152,065

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 22,999,974 and 22,999,974 shares, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	$1,115,792	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 861,104,000 and 861,110,478 shares, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	8,611	8,611
Additional Paid-In Capital	16,339,472	16,284,057
Retained Earnings	6,890,381	6,701,107
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(4,691,575)	(5,301,800)
Total KKR & Co. Inc. Stockholders' Equity	19,662,681	18,807,767
Noncontrolling Interests (See Note 23)	37,316,569	36,410,858
Total Equity	56,979,250	55,218,625
Total Liabilities and Equity	$282,610,589	$275,346,636

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of March 31, 2023 and December 31, 2022, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	March 31, 2023
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,101,591	$2,118,054	$—	$3,219,645
Restricted Cash and Cash Equivalents	—	63,709	—	63,709
Investments	24,013,221	58,194,698	—	82,207,919
Other Assets	219,357	515,498	—	734,855
	25,334,169	60,891,959	—	86,226,128
Insurance
Cash and Cash Equivalents	—	—	788,637	788,637
Investments	—	—	23,943,603	23,943,603
Accrued Investment Income	—	—	181,741	181,741
Other Assets	—	—	1,198,172	1,198,172
	—	—	26,112,153	26,112,153
Total Assets	$25,334,169	$60,891,959	$26,112,153	$112,338,281

Liabilities
Asset Management
Debt Obligations	$23,804,584	$7,954,526	$—	$31,759,110
Accrued Expenses and Other Liabilities	742,023	1,771,732	—	2,513,755
	24,546,607	9,726,258	—	34,272,865
Insurance
Accrued Expenses and Other Liabilities	—	—	409,889	409,889
Total Liabilities	$24,546,607	$9,726,258	$409,889	$34,682,754

	December 31, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$920,821	$2,936,937	$—	$3,857,758
Restricted Cash and Cash Equivalents	—	155,521	—	155,521
Investments	22,492,366	54,507,084	—	76,999,450
Other Assets	182,487	652,031	—	834,518
	23,595,674	58,251,573	—	81,847,247
Insurance
Cash and Cash Equivalents	—	—	619,264	619,264
Investments	—	—	24,732,042	24,732,042
Accrued Investment Income	—	—	290,237	290,237
Other Assets	—	—	1,130,696	1,130,696
	—	—	26,772,239	26,772,239
Total Assets	$23,595,674	$58,251,573	$26,772,239	$108,619,486

Liabilities
Asset Management
Debt Obligations	$22,273,242	$7,306,625	$—	$29,579,867
Accrued Expenses and Other Liabilities	620,200	742,384	—	1,362,584
	22,893,442	8,049,009	—	30,942,451
Insurance
Accrued Expenses and Other Liabilities	—	—	461,812	461,812
Total Liabilities	$22,893,442	$8,049,009	$461,812	$31,404,263

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2023	2022
Revenues
Asset Management
Fees and Other	$677,016	$780,511
Capital Allocation-Based Income (Loss)	449,018	(945,743)
	1,126,034	(165,232)
Insurance
Net Premiums	473,624	372,144
Policy Fees	313,802	313,782
Net Investment Income	1,300,697	812,605
Net Investment-Related Gains (Losses)	(123,833)	(368,680)
Other Income	37,158	34,744
	2,001,448	1,164,595
Total Revenues	3,127,482	999,363

Expenses
Asset Management
Compensation and Benefits	575,670	283,672
Occupancy and Related Charges	22,149	18,149
General, Administrative and Other	213,689	234,665
	811,508	536,486
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $146,309 and $(195,683), respectively)	1,527,054	513,178
Amortization of Policy Acquisition Costs	44,211	11,422
Interest Expense	40,261	13,219
Insurance Expenses	225,318	115,803
General, Administrative and Other	211,731	167,624
	2,048,575	821,246
Total Expenses	2,860,083	1,357,732

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(159,409)	914,261
Dividend Income	148,167	662,350
Interest Income	728,616	352,556
Interest Expense	(576,338)	(281,759)
Total Investment Income (Loss)	141,036	1,647,408

Income (Loss) Before Taxes	408,435	1,289,039

Income Tax Expense (Benefit)	148,747	36,651

	Three Months Ended March 31,
	2023	2022

Net Income (Loss)	259,688	1,252,388
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(7,303)	(63)
Net Income (Loss) Attributable to Noncontrolling Interests	(73,003)	1,244,987
Net Income (Loss) Attributable to KKR & Co. Inc.	339,994	7,464

Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$322,744	$(9,786)

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.37	$(0.02)
Diluted	$0.36	$(0.02)
Weighted Average Shares of Common Stock Outstanding
Basic	861,108,510	592,202,835
Diluted	887,169,336	592,202,835

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$259,688	$1,252,388

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	1,132,752	(3,539,038)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(137,101)	724,586

Foreign Currency Translation Adjustments	(18,238)	(22,281)

Comprehensive Income (Loss)	1,237,101	(1,584,345)

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(7,303)	(63)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	294,185	(375,485)

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$950,219	$(1,208,797)

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974	$1,115,792	23,000,000
End of Period	1,115,792	22,999,974	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	—	—	2,587	258,726,163
End of Period	—	—	2,587	258,726,163
Common Stock
Beginning of Period	8,611	861,110,478	5,957	595,663,618
Clawback of Transfer Restricted Shares	—	(13,624)	—	—
Net Delivery of Common Stock	—	7,146	—	—
Repurchases of Common Stock	—	—	(52)	(5,191,174)
End of Period	8,611	861,104,000	5,905	590,472,444
Additional Paid-In Capital
Beginning of Period (as previously reported)	16,190,407		8,997,435
Adoption of New Accounting Standard (See Note 2)	93,650		—
Beginning of Period (as revised)	16,284,057		8,997,435
Tax Effects - Exchange of KKR Holdings Units and Other	—		26,780
Repurchases of Common Stock	—		(346,599)
Equity-Based Compensation	55,415		51,928
End of Period	16,339,472		8,729,544
Retained Earnings
Beginning of Period (as previously reported)	6,315,711		7,670,182
Adoption of New Accounting Standard (See Note 2)	385,396		65,930
Beginning of Period (as revised)	6,701,107		7,736,112
Net Income (Loss) Attributable to KKR & Co. Inc.	339,994		7,464
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 per share)	(17,250)		(17,250)
Common Stock Dividends ($0.155 and $0.145 per share)	(133,470)		(85,741)
End of Period	6,890,381		7,640,585
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported)	(5,901,701)		(209,789)
Adoption of New Accounting Standard (See Note 2)	599,901		10,341
Beginning of Period (as revised)	(5,301,800)		(199,448)
Other Comprehensive Income (Loss)	610,225		(1,216,261)
End of Period	(4,691,575)		(1,415,709)
Total KKR & Co. Inc. Stockholders' Equity	19,662,681		16,078,704
Noncontrolling Interests (See Note 23)	37,316,569		41,993,151
Total Equity	$56,979,250		$58,071,855

Redeemable Noncontrolling Interests (See Note 24)	$144,126		$81,793

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net Income (Loss)	$259,688	$1,252,388
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	184,135	168,792
Net Realized (Gains) Losses - Asset Management	(99,380)	(279,629)
Change in Unrealized (Gains) Losses - Asset Management	258,789	(634,632)
Capital Allocation-Based (Income) Loss - Asset Management	(449,018)	945,743
Net Realized (Gains) Losses on Insurance Operations	953,155	(270,658)
Net Accretion and Amortization	32,180	74,962
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	623,849	470,543
Other Non-Cash Amounts	49,999	7,971
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	242,554	5,764
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	(263,534)	291,418
Change in Deferred Policy Acquisition Costs - Insurance	(166,926)	(120,435)
Change in Policy Liabilities and Accruals, Net - Insurance	130,151	(431,737)
Change in Due from / to Affiliates	(145,301)	(68,560)
Change in Other Assets	493,728	610,079
Change in Accrued Expenses and Other Liabilities	699,553	(491,656)
Investments Purchased - Asset Management	(9,966,282)	(12,736,719)
Proceeds from Investments - Asset Management	5,229,772	12,123,184
Net Cash Provided (Used) by Operating Activities	(1,932,888)	916,818

Investing Activities
Purchases of Fixed Assets	(23,207)	(11,888)
Investments Purchased - Insurance	(8,769,518)	(15,105,620)
Proceeds from Investments - Insurance	4,956,273	13,130,681
Other Investing Activities, Net - Insurance	17,919	(11,002)
Net Cash Provided (Used) by Investing Activities	(3,818,533)	(1,997,829)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	(17,250)	(17,250)
Common Stock Dividends	(133,470)	(85,741)
Distributions to Redeemable Noncontrolling Interests	(636)	(635)
Distributions to Noncontrolling Interests	(1,840,303)	(1,873,873)
Contributions from Noncontrolling Interests	2,468,778	3,494,333
Repurchases of Common Stock	—	(346,651)
Proceeds from Debt Obligations	3,378,792	5,515,904
Repayment of Debt Obligations	(1,858,984)	(5,484,370)
Financing Costs Paid	—	(42,816)
Additions to Contractholder Deposit Funds - Insurance	4,547,895	5,066,018
Withdrawals from Contractholder Deposit Funds - Insurance	(4,060,332)	(2,628,071)
Reinsurance Transactions, Net of Cash Provided - Insurance	79,516	46,566
Other Financing Activity, Net - Insurance	(491,038)	503,062
Net Cash Provided (Used) by Financing Activities	2,072,968	4,146,476

Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,603	(49,376)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(3,656,850)	$3,016,089
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	13,385,370	10,526,304
Cash, Cash Equivalents and Restricted Cash, End of Period	$9,728,520	$13,542,393

	Three Months Ended March 31,
	2023	2022
Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668
Restricted Cash and Cash Equivalents	253,431	134,298
Total Asset Management	6,958,756	6,833,966
Insurance
Cash and Cash Equivalents	$6,118,231	$3,391,934
Restricted Cash and Cash Equivalents	308,383	300,404
Total Insurance	6,426,614	3,692,338

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$13,385,370	$10,526,304

End of the Period
Asset Management
Cash and Cash Equivalents	$5,576,121	$8,324,897
Restricted Cash and Cash Equivalents	161,619	103,961
Total Asset Management	5,737,740	8,428,858
Insurance
Cash and Cash Equivalents	$3,713,382	$4,590,032
Restricted Cash and Cash Equivalents	277,398	523,503
Total Insurance	3,990,780	5,113,535

Cash, Cash Equivalents and Restricted Cash, End of Period	$9,728,520	$13,542,393

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$566,904	$329,776
Payments for Income Taxes	$21,441	$24,406
Payments for Operating Lease Liabilities	$15,281	$11,600

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Equity-Based and Other Non-Cash Contributions	$129,272	$134,964
Non-Cash Contribution from Noncontrolling Interests	$—	$85,258
Debt Obligations - Net Gains (Losses), Translation and Other	$(428,559)	$545,574
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$—	$26,780
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$17,167	$1,211
Investments Acquired through Reinsurance Agreements	$—	$2,697,956
Policyholder Liabilities and Accruals Acquired through Reinsurance Agreements	$242,554	$236,698
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$24,083	$2,537,960

Change in Consolidation
Investments - Insurance	$(93,545)	$—
Noncontrolling Interests	$(93,545)	$—

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of March 31, 2023, KKR & Co. Inc. held indirectly approximately 99.7% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through vested restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage our business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.
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
Reorganization Agreement
On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings L.P. ("KKR Holdings"), KKR Management LLP (which holds the sole outstanding share of Series I preferred stock), Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, some of which were completed on May 31, 2022, and other changes to be completed in the future. On May 31, 2022, KKR completed the merger transactions ("Reorganization Mergers") contemplated by the Reorganization Agreement pursuant to which KKR acquired KKR Holdings (which changed its name to KKR Group Holdings L.P.) and all of the KKR Group Partnership Units held by it.
Pursuant to the Reorganization Agreement, the following transactions will occur in the future on the Sunset Date (as defined below):
i.the control of KKR & Co. Inc. by KKR Management LLP and the Series I Preferred Stock held by it will be eliminated,
ii.the voting rights for all common stock, including with respect to the election of directors, will be established on a one vote per share basis, and
iii.KKR will acquire control of Associates Holdings, the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool.
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

Notes to Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Except for balances affected by the adoption of new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) noted in Note 2—”Summary of Significant Accounting Policies”, the consolidated balance sheet data as of December 31, 2022 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2023 (our "Annual Report"), and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity and redeemable noncontrolling interests are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the three months ended March 31, 2023, there were no significant updates to KKR’s significant accounting policies.

Notes to Financial Statements (Continued)
Deferral and amortization of certain revenues and expenses
Deferrals
Deferred policy acquisition costs ("DAC") consist of commissions and other costs that are directly related to the successful acquisition of new or renewal life insurance or annuity contracts. DAC is estimated using a group approach, instead of on an individual contract level. DAC groups, or cohorts, are by product type and issue year and consistent with the groups used in estimating the associated insurance liability. DAC is recorded in insurance intangibles in the consolidated statements of financial condition.
Value of business acquired ("VOBA") represents the difference between the carrying value of the purchased insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. VOBA can be either positive or negative. Positive VOBA is recorded in insurance intangibles. Negative VOBA is recorded in the same financial statement line in the consolidated statement of financial condition as the associated reserves.
For limited-payment products (e.g., payout annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL is measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses, and expenses. DPL is recorded in policy liabilities in the consolidated statements of financial condition.
For certain preneed contracts, the gross premium is in excess of the benefit reserve plus additional insurance liability. An unearned front-end load ("UFEL") is established to defer the recognition of this front-end load. UFEL is recorded in policy liabilities in the consolidated statements of financial condition.
Amortization
DAC is amortized on a constant level basis for the grouped contracts over the expected economic life of the related contracts. Global Atlantic amortizes DAC for all products on a constant level basis based on policy count, except for DAC for traditional life products that are amortized on a constant level basis based on face amount. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on Global Atlantic’s experience, industry data, and other factors and are consistent with those used for the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected lapses, due to higher mortality and lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances.
Amortization of DAC is included in amortization of policyholder acquisition costs in the consolidated statements of operations.
VOBA is generally amortized using the same methodology and assumptions used to amortize DAC.
DPL is amortized and recognized in proportion to insurance in force for life insurance contracts and expected future benefit payments for annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. Global Atlantic reviews and updates its estimates of cash flows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as either a charge or credit to net policy benefits and claims.
UFEL is amortized consistent with the amortization of DAC on preneed contracts.
The key assumptions used in the calculation of the amortization of these balances are reviewed quarterly and updated if actual experience or other evidence suggests that current assumptions should be revised. In addition, Global Atlantic formally reviews assumptions annually as part of the assumptions review process. The effects of changes in assumptions are recorded in net income in the period in which the changes are made.
Internal replacements
An internal replacement is a modification in product benefits, features, rights, or coverages that occurs by the legal extinguishment of one contract and the issuance of another contract (a contract exchange), or by amendment, endorsement, or rider to a contract, or by the election of a benefit, feature, right, or coverage within a contract. If the modification does not substantially change the contract, the unchanged contract is viewed as a prospective revision and the unamortized DAC is

Notes to Financial Statements (Continued)
adjusted prospectively. As such, unamortized DAC and other associated balances from the unchanged contract are retained and acquisition costs incurred to modify the contract are not deferred but expensed as incurred. Other balances associated with the unchanged contract, such as any liability for future policyholder benefit or market risk benefits, should similarly be accounted for as if the unchanged contract is a continuation of the original contract. If an internal replacement represents a substantial change, the original contract is considered to be extinguished and any related DAC or other policy balances are charged or credited to income, and any new deferrable costs associated with the replacement contract are deferred.
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
For a majority of Global Atlantic’s in-force policies, including its universal life policies and most annuity contracts, the base policy reserve is equal to the account value. For these products, the account value represents Global Atlantic’s obligation to repay to the policyholder the amounts held on deposit. However, there are several significant blocks of business where additional policyholder reserves are explicitly calculated, including fixed-indexed annuities, variable annuities, universal life with secondary guarantees, indexed universal life and preneed policies.
Annuity contracts
Fixed-indexed annuities ("FIA")
Policy liabilities for fixed-indexed annuities earning a fixed rate of interest and certain other fixed-rate annuity products are computed under a retrospective deposit method and represent policyholder account balances before applicable surrender charges. For certain fixed-rate annuity products, an additional reserve was established for above market interest rate guarantees upon acquisition. These reserves are amortized on a straight-line basis over the remaining guaranteed interest rate period.
Certain of Global Atlantic’s fixed-indexed annuity products enable the policyholder to allocate contract value between a fixed crediting rate and strategies which reflect the change in the value of an index, such as the S&P 500 Index or other indices. These products are accounted for as investment-type contracts. The liability for these products consists of a combination of the

Notes to Financial Statements (Continued)
underlying account value and an embedded derivative value. The liability for the underlying account value is primarily based on policy guarantees and its initial value is the difference between the premium payment and the fair value of the embedded derivative. Thereafter, the account value liability is determined in a manner consistent with the accounting for a deposit liability under the “effective yield method” (previously referred to in our Annual Report as the "constant yield method"). All future host balances are determined as: (1) the initial host balance; (2) plus interest; (3) less applicable policyholder benefits. The interest rate used in the prior roll forward is re-determined on each valuation date, per the effective yield method. The embedded derivative component’s fair value is based on an estimate of the policyholders’ expected participation in future increases in the relevant index. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected withdrawal and surrender activity, benefit utilization and the level and limits on contract participation in any future increases in the respective index option. The account value liability and embedded derivative are recorded in policy liabilities in the consolidated statements of financial condition, with changes in value of the liabilities recorded in policy benefits and claims in the consolidated statements of operations.
Contractholder deposit funds reserves for certain assumed blocks of fixed-indexed and fixed-rate annuity products are accounted for as investment-type contracts. A net liability (consisting of the benefit reserve plus deferred revenue liability less ceding commission paid between a ceding and assuming reinsurance company) is established at inception and amortized under the effective yield method.
Global Atlantic issues registered index-linked annuity ("RILA") contracts, which are similar to FIAs in offering the policyholder the opportunity to participate in the performance of a market index, subject to a cap or adjusted for a participation rate. In contrast to the FIA, the RILA enables policyholders to earn higher returns but with the risk of loss to principal and related earnings. In particular, if performance of the market indices is negative, the policyholder may potentially absorb losses, subject to downside protection in the form of either a “buffer” or a “floor” specified in the contract. A “buffer” is protection from downside performance up to a certain percentage, typically 10 percent, with uncapped losses thereafter. A “floor” is protection from downside performance in excess of the “floor,” e.g., if the floor is 10% then the policyholder absorbs losses up to 10% but not in excess.
The RILA is accounted for similar to the FIA. The RILA host contract is calculated at the inception of the contract as the value of the initial premium minus the value of the index option, which is an embedded derivative. That initial host value is then accreted to the guaranteed surrender value at the end of the surrender charge period. The RILA index option, which is an embedded derivative, is required to be measured at fair value. Fair value represents the policyholders’ expected participation in future increases in the relevant index and is calculated as the excess cash flows from the indexed crediting feature above the guaranteed cash flows. The excess cash flows are based on the option budget methodology whereby the indexed account is projected to grow by the option budget. A key difference from a standard FIA product is that the RILA policyholder can lose principal on this investment. Therefore, it is possible that the embedded derivative can become negative. The option budget will be calculated depending on the product type and strategy. The growth in the indexed account will be projected based on the value of the options dependent upon the strategy and associated hedge construction. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected withdrawal and surrender activity, benefit utilization and the level and limits on contract participation in any future increases in the respective index option. The account value liability and embedded derivative are recorded in policy liabilities in the consolidated statements of financial condition, with changes in value of the liabilities recorded in policy benefits and claims in the consolidated statements of operations.
Variable annuities
Global Atlantic issues and assumes variable annuity contracts for which the liabilities are included in policy liabilities in the consolidated statements of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statements of operations. Variable annuity contracts may have certain guarantees that are accounted for as market risk benefits, which are discussed in more detail below.
Funding agreements
Global Atlantic issues funding agreements to certain unaffiliated special purpose entities that have issued debt securities for which payment of interest and principal is secured by such funding agreements. Global Atlantic also has similar obligations to federal home loan banks. Global Atlantic’s funding agreements are considered investment type contracts and liabilities are net deposits plus accrued and unpaid interest. Global Atlantic's obligation is reported in policy liabilities in the consolidated statements of financial condition. Interest expense is calculated using the effective interest method and recorded in policy benefits and claims in the consolidated statements of operations.

Notes to Financial Statements (Continued)
Interest-sensitive life products
For universal life policies, the base policy reserve is the policyholder account value.
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
The initial host balance is established at the time of premium payment and is equal to the total account value less the embedded derivative component. Thereafter, the balance of the host component is determined in a manner consistent with the accounting for a deposit liability under the “effective yield method.” All future host balances are determined as: (1) the initial host balance; (2) plus interest; (3) less applicable policyholder benefits. The interest rate used in the prior roll forward is re-determined on each valuation date, per the effective yield method.
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
Traditional life and limited payment contracts
Liability for future policy benefits
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. The liability is estimated using current assumptions that include mortality, lapses, and expenses. These current assumptions are based on judgments that consider Global Atlantic’s historical experience, industry data, and other factors.
For nonparticipating traditional and limited-payment contracts, contracts are grouped into cohorts by contract type and issue year. The liability is adjusted for differences between actual and expected experience. With the exception of the expense assumption, Global Atlantic reviews its historical and future cash flow assumptions quarterly and updates the net premium ratio used to calculate the liability each time the assumptions are changed. Global Atlantic has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated.
Each quarter, Global Atlantic updates its estimate of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are discounted using the discount rate or curve on the original contract issue date to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits. This amount is then compared to the carrying amount of the liability before the updating of cash flow assumptions to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented parenthetically as a separate component of benefit expense in the consolidated statements of operations.

Notes to Financial Statements (Continued)
For nonparticipating traditional and limited-payment contracts, the discount rate assumption is a spot rate yield curve that is derived based on upper medium grade (low credit risk) fixed-income instruments with similar duration to the liability. Global Atlantic uses one or more external indices of corporate credit issues as its proxy for these instruments. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change in the discount rate reflected in other comprehensive income. For liability cash flows between two market observable points on the yield curve, Global Atlantic interpolates the effective yield by holding the marginal rates constant. For liability cash flows that are projected beyond the last market-observable point on the yield curve, Global Atlantic uses the last market-observable yield level.
Payout annuities
Payout annuities include single premium immediate annuities, annuitizations of deferred annuities, pension risk transfer and structured settlements. These contracts subject the insurer to risks over a period that extends beyond the period or periods in which premiums are collected. These contracts may be either non-life contingent or life contingent. Non-life contingent annuities are accounted for as investment contracts. For life contingent annuities, Global Atlantic records a liability at the present value of future annuity payments and estimated future expenses calculated using expected mortality and costs, and expense assumptions. Any gross premiums received in excess of the net premium is the DPL and is recognized separately in income in a constant relationship with the discounted amount of the insurance in-force or expected future benefit payments. These liabilities are recorded in policy liabilities in the consolidated statements of financial condition.
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
Whole and term life
Global Atlantic has established liabilities for amounts payable under insurance policies, including whole life insurance and term life insurance policies. These policies provide death benefits in exchange for a guaranteed level premium for a specified period of time and, in the case of whole life, a guaranteed minimum cash surrender value. Generally, liabilities for these policies are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums. Current assumptions are used in the establishment of liabilities for future policyholder benefits including mortality, policy lapse, renewal, investment returns, inflation, expenses and other contingent events as appropriate for the respective product. Each quarter, Global Atlantic updates its estimate of cash flows using actual historical experience and current future cash flow assumptions. These updated cash flows are discounted using the discount rate or curve on the original contract issue date to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits. This amount is then compared to the carrying amount of the liability before the updating of cash flow assumptions to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented parenthetically as a separate component of benefit expense in the consolidated statement of operations.
Policy liabilities for participating whole life insurance policies are equal to the aggregate of: (1) net level premium reserves for death and endowment policyholder benefits (calculated based upon the non-forfeiture interest rate, and mortality rated guarantee in calculating the cash surrender values described in such contracts); and (2) the liability for terminal dividends.
Product guarantees
Market risk benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk.
Market risk benefits include certain contract features on fixed annuity and variable annuity products. These features include minimum guarantees to policyholders, such as guaranteed minimum death benefits (GMDBs), guaranteed minimum withdrawal benefits (GMWBs), and long-term care benefits (i.e., capped at the return of account value plus one or two times the account value). Market risk benefits are measured at fair value using a non-option and option valuation approach based on current net amounts at risk, market data, experience, and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income.

Notes to Financial Statements (Continued)
Additional liability for annuitization, death, or other insurance benefits
Global Atlantic establishes additional liabilities for contracts or contract features that provide for potential benefits in addition to the account balance but are not market risk benefits or embedded derivatives. These benefits include annuitization benefits and death or other insurance benefits (e.g., universal life secondary guarantees). For these benefits, the liability is the sum of the current benefit ratio multiplied by cumulative assessments and accreted interest, less excess payments.
In particular, Global Atlantic holds additional liabilities for universal life products with secondary guarantees, sometimes referred to as no-lapse guarantees. The additional liabilities are measured using the benefit ratio approach where excess benefits are spread over the life of the contract based on assessments collected from the policyholder. Generally, total expected excess benefit payments are the aggregate of death claims after the policyholder account value is exhausted. The exception is when the cost of insurance charges are insufficient to produce consistently positive earnings in the future. In this case, all death benefits are deemed to be excess benefits. For annuitization benefits, the benefit ratio is the present value of expected annuitization payments to be made less the accrued account balance at the expected annuitization date divided by the present value of expected assessments during the accumulation phase of the contract, discounted at the contract rate. Expected annuitization payments and related incremental claim adjustment expenses, expected assessments, and expected excess payments are calculated using discount rate, mortality, lapse, and expense assumptions.
Global Atlantic recognizes a shadow reserve adjustment for the additional insurance liabilities when unrealized gains and losses are included in the investment margin while calculating the present value of expected assessments for the benefit ratios. Shadow reserve adjustments are recognized in other comprehensive income.
For additional liabilities for death or other insurance benefits, the discount rate assumption is based on the contract rate at inception. The mortality, lapse, and expense assumptions are based on Company’s experience, industry data, and other factors. Assumptions are reviewed and updated, if necessary, at least annually. When those assumptions are updated, the benefit ratio and the liability are remeasured, with the resulting gain or loss reflected in total benefits expense.
Outstanding claims
Outstanding claims include amounts payable relating to in course of settlement and incurred but not reported claim liabilities. In course of settlement, claim liabilities are established for policies when Global Atlantic is notified of the death of the policyholder, but the claim has not been paid as of the reporting date. Incurred but not reported claim liabilities are determined using studies of past experience and are estimated using actuarial assumptions of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed, and the ultimate liability may vary significantly from the amounts initially recognized, which are reflected in net income in the period in which they are determined. Changes in policyholder and contract claims are recorded in policy benefits and claims in the consolidated statements of operations.
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
The closed block liabilities are measured at fair value, which comprises the fair value of the closed block assets plus the present value of projected expenses including commissions and the cost of capital charges associated with the closed blocks. In calculating the present value, Global Atlantic used a discount rate based on current U.S. Treasury rates, with a risk margin to reflect uncertainties in the closed block liability and a provision for Global Atlantic’s instrument-specific credit risk.
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
The cost of reinsurance, which is the difference between the amount paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts, is deferred and amortized over the reinsurance contract period for short-duration contracts, or over the terms of the reinsured policies on a basis consistent with the reporting of those policies for long-duration contracts. Generally, Global Atlantic amortizes cost of reinsurance based on policy count or effective yield method, retrospectively calculated based on actual and projected future cash flows. Cost of reinsurance assets and liabilities are reported in insurance intangibles and policy liabilities in the consolidated statements of financial condition, respectively. Reinsurance contracts do not relieve Global Atlantic from its obligations to policyholders, and failure of reinsurers to honor their obligations could result in losses to Global Atlantic; consequently, allowances are established for expected credit losses, via a charge to policy benefits and claims in the consolidated statements of operations. Global Atlantic’s funds withheld receivable at interest and reinsurance recoverable assets are reviewed for expected credit losses by considering credit ratings for each reinsurer, historical insurance industry specific default rate factors, rights of offset, expected recovery rates upon default and the impact of other terms specific to the reinsurance arrangement.
For funds withheld and modified coinsurance agreements, Global Atlantic has the right to receive or obligation to pay the total return on assets supporting the funds withheld receivable at interest or funds withheld payable at interest. This indirectly exposes Global Atlantic to the credit risk of the underlying assets. As a result, funds withheld coinsurance and modified coinsurance agreements are viewed as total return swaps and accounted for as embedded derivatives. Embedded derivatives are required to be separated from the host contracts and measured at fair value with changes in fair value recognized in net income. Generally, the embedded derivative is measured as the difference between the fair value of the underlying assets and the carrying value of the host contract at the balance sheet date. The fair value of the embedded derivative is included in the funds withheld receivable at interest or the funds withheld payable at interest on the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are reported in operating activities on the consolidated statements of cash flows.
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

Notes to Financial Statements (Continued)
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and investment income (loss) during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, including market risk benefits, (vi) the valuation of embedded derivatives in policy liabilities and funds withheld, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business.
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
Adoption of new accounting pronouncements
Targeted improvements to the accounting for long-duration contracts
Effective January 1, 2023, Global Atlantic adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”), on February 1, 2021 ("GA Acquisition Date"), on a full retrospective basis, coinciding with the acquisition of Global Atlantic by KKR ("GA Acquisition").
The following table summarizes the balance of, and changes in the liability for future policy benefits as of February 1, 2021 due to the adoption of LDTI.

Liability for future policy benefits	Payout annuities	Other	Total
Balance, as of February 1, 2021	$12,785,557	$592,242	$13,377,799
Change in discount rate assumptions	151,651	20,930	172,581
Adjusted balance, as of February 1, 2021	$12,937,208	$613,172	$13,550,380
The increase to the liability for future policy benefits as of February 1, 2021, was primarily due to remeasuring the liability using a discount rate based on a spot rate yield curve that is derived based on upper medium grade (low credit risk) fixed-income instruments with similar duration to the liability.
The following table summarizes the balance of, and changes in, the net liability position of market risk benefits (previously recorded as product guarantees included within policy liabilities in the consolidated statement of financial condition) as of February 1, 2021 due to the adoption of LDTI.

Market risk benefits	Fixed-indexed annuities	Variable- and other annuities	Total
Balance, as of February 1, 2021(1)	$895,114	$325,311	$1,220,425
Adjustment for the difference between prior carrying amount and market risk benefit value	282,354	87,733	370,087
Adjusted balance, as of February 1, 2021	$1,177,468	$413,044	$1,590,512
(1)The $1,220.4 million balance associated with market risk benefits prior to transition was previously recorded as product guarantees either as an embedded derivative in contractholder deposits of $236 million, or as an additional liability for insurance benefits of $984.4 million under policy liabilities extinguished at transition, and remeasured as market risk benefits.

The transition approach for market risk benefits requires assessing products to determine whether contracts or contract features expose Global Atlantic to other than nominal capital market risk. The balance at February 1, 2021 reflects the population of market risk benefits identified. The increase to the carrying value of the market risk benefit liability as of February 1, 2021, reflects the required adjustment to remeasure the liability at fair value using current net amounts at risk, market data, experience, and other factors. The change primarily reflects the impact of discount rates and instrument-specific credit risk as of the transition date.

Notes to Financial Statements (Continued)
The following table summarizes the balance of, and changes in, reinsurance recoverable as of February 1, 2021 due to the adoption of LDTI.

Reinsurance recoverable	Fixed indexed annuities	Payout annuities	Other	Total
Balance, as of February 1, 2021	$4,487,850	$7,100,198	$4,164,982	$15,753,030
Change in discount rate assumptions	—	75,708	—	75,708
Adjusted balance, as of February 1, 2021, net of reinsurance	$4,487,850	$7,175,906	$4,164,982	$15,828,738
The following table summarizes the balance of, and changes in value of business acquired, net as of February 1, 2021 due to the adoption of LDTI.

VOBA	Fixed indexed annuities	Fixed-rate annuities	Payout annuities	Interest-sensitive life	Variable annuities	Other	Total
Balance, as of February 1, 2021	$474,165	$56,563	$—	$307,216	$186,576	$—	$1,024,520
Adjustment to reflect transition impact to balance established as part of purchase accounting upon the GA Acquisition	282,354	—	101,338	692	108,411	—	492,795
Adjusted balance, as of February 1, 2021	$756,519	$56,563	$101,338	$307,908	$294,987	$—	$1,517,315

The following table summarizes the balance of, and changes in negative value of business acquired, net as of February 1, 2021 due to the adoption of LDTI.

Negative VOBA	Fixed indexed annuities	Fixed-rate annuities	Payout annuities	Interest-sensitive life	Variable annuities	Other	Total
Balance, as of February 1, 2021	$222,135	$180,769	$—	$549,983	$119,122	$201,405	$1,273,414
Adjustment to reflect transition impact to balance established as part of purchase accounting upon the GA Acquisition	—	—	25,395	755	—	(315)	25,835
Adjusted balance, as of February 1, 2021	$222,135	$180,769	$25,395	$550,738	$119,122	$201,090	$1,299,249
As a result of the GA Acquisition, Global Atlantic established a new accounting basis to reflect the fair value of assets and liabilities on the GA Acquisition Date, including resetting retained earnings, deferred acquisition costs and accumulated other comprehensive income to zero. As a result of the transition coinciding with the acquisition by KKR, the transition impact of the adoption was recorded as a change to the present value of future profits reflected in the value of business acquired insurance intangible asset recognized as part of purchase accounting.
The following table presents the effect of transition adjustments on the value of business acquired assets and liabilities due to the adoption of LDTI.

	February 1, 2021
	VOBA	Negative VOBA
Reinsurance recoverable	$(75,708)	$—
Liability for future policy benefits	198,416	(25,835)
Market risk benefits	370,087	—
Total transition adjustments	$492,795	$(25,835)

Notes to Financial Statements (Continued)
As a result of the retrospective application of the LDTI adoption, KKR adjusted certain previously reported amounts in its consolidated statements of financial condition, consolidated statements of operations, consolidated statements of comprehensive income, and consolidated statements of cash flows, as follows:

Consolidated statement of financial condition as of December 31, 2022	As previously reported	Adjustment	As revised
Reinsurance recoverable	$27,919,591	$(1,897,510)	$26,022,081
Insurance intangibles	1,722,681	608,813	2,331,494
Other assets	6,483,187	(441,858)	6,041,329
Total assets	$277,077,191	$(1,730,555)	$275,346,636
Policy liabilities	141,223,287	(3,442,358)	137,780,929
Accrued Expenses and Other Liabilities	4,600,377	(2)	4,600,375
Total liabilities	$223,418,306	$(3,442,360)	$219,975,946
Additional Paid-In Capital	16,190,407	93,650	16,284,057
Retained earnings	6,315,711	385,396	6,701,107
Accumulated other comprehensive income (loss)	(5,901,701)	599,901	(5,301,800)
Noncontrolling interest	35,778,000	632,858	36,410,858
Total equity	$53,506,820	$1,711,805	$55,218,625
The cumulative impact of the retrospective application of the LDTI adoption increased net income attributable to shareholders by $319.5 million and $65.9 million for each of the periods ended December 31, 2022 and 2021, respectively ($385.4 million cumulatively), and increased other comprehensive income by $589.6 million and $10.3 million for each of the periods ended December 31, 2022 and 2021, respectively ($599.9 million cumulatively). These increases were primarily as a result of an increase in discount rates and Global Atlantic’s instrument-specific credit risk during each of the respective periods.

Consolidated statement of operations for the three months ended March 31, 2022	As previously reported	Adjustment	As revised
Policy fees	$318,436	$(4,654)	$313,782
Net policy benefits and claims(1)	726,060	(212,882)	513,178
Amortization of policy acquisition costs	(7,733)	19,155	11,422
Insurance expenses	116,743	(940)	115,803
General, Administrative and Other	167,214	410	167,624
Income tax expense (benefit)	(3,166)	39,817	36,651
Net Income (Loss)	1,102,602	149,786	1,252,388
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	(73,770)	63,984	(9,786)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	(0.12)	0.10	(0.02)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	(0.12)	0.10	(0.02)
_________________
(1)Includes adjustment for market risk benefit gain for the three months ended March 31, 2022 of $(195.7) million.

Consolidated statement of comprehensive income for the three months ended March 31, 2022	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(3,339,211)	$(199,827)	$(3,539,038)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	724,586	724,586
Comprehensive Income (Loss)	(2,258,890)	674,545	(1,584,345)
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	(1,496,943)	288,146	(1,208,797)

Consolidated statement of cash flow for the three months ended March 31, 2022	As previously reported	Adjustment	As revised
Net realized (gains) losses on insurance operations	$(74,974)	$(195,684)	$(270,658)
Other non-cash amounts	(8,079)	16,050	7,971
Change in policy liabilities and accruals, net	(422,298)	(9,439)	(431,737)
Change in other assets	570,262	39,817	610,079
Change in accounts payable, accrued expenses and other liabilities	(491,126)	(530)	(491,656)

Notes to Financial Statements (Continued)
Troubled debt restructurings and vintage disclosures
In March 2022, the FASB issued new guidance regarding the modification of receivables, which affects their recognition and measurement. The guidance eliminates the concept of troubled debt restructurings and instead requires all modifications to be analyzed to determine whether they result in a new receivable or a continuation of an existing receivable. The guidance also makes related updates to the measurement of expected credit losses for receivables. The new guidance requires additional disclosures for receivable modifications involving borrowers experiencing financial difficulty as well as disclosure of loan charge-offs by origination year (vintage). For entities that have already adopted ASC 326 (addressing credit losses on financial instruments), the guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. KKR adopted this accounting standard effective January 1, 2023. Refer to Note 8 — “Investments–Loan modifications” for additional information.
Business combinations - Accounting for contract assets and contract liabilities from contracts with customers
In October 2021, the FASB issued new guidance (ASU 2021-08) to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. KKR adopted this accounting standard effective January 1, 2023 and its adoption did not have any material impact on KKR's consolidated financial statements.
Future application of accounting standards
Fair value measurement of equity security subject to contractual sale restriction
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. According to ASU 2022-03, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and an entity is not allowed to recognize a contractual sale restriction as a separate unit of account.
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

Notes to Financial Statements (Continued)
4. REVENUES - ASSET MANAGEMENT
For the three months ended March 31, 2023 and 2022, respectively, Asset Management revenues consisted of the following:

	Three Months Ended March 31,
	2023	2022
Management Fees	$453,093	$398,046
Fee Credits	(57,531)	(187,745)
Transaction Fees	209,839	466,966
Monitoring Fees	29,853	39,400
Incentive Fees	6,413	7,057
Expense Reimbursements	15,544	41,303
Consulting Fees	19,805	15,484
Total Fees and Other	677,016	780,511

Carried Interest	343,070	(783,688)
General Partner Capital Interest	105,948	(162,055)
Total Capital Allocation-Based Income (Loss)	449,018	(945,743)

Total Revenues - Asset Management	$1,126,034	$(165,232)

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$199,081	$(36,664)	$162,417
Credit (1)	(22,963)	104,775	81,812
Investments of Consolidated CFEs (1)	(5,017)	317,881	312,864
Real Assets (1)	9,434	(325,909)	(316,475)
Equity Method - Other (1)	39,219	29,505	68,724
Other Investments (1)	(112,663)	(519)	(113,182)
Foreign Exchange Forward Contracts and Options (2)	(58,635)	36,269	(22,366)
Securities Sold Short (2)	(3,475)	2,241	(1,234)
Other Derivatives (2)	(2,122)	14,330	12,208
Debt Obligations and Other (3)	56,521	(400,698)	(344,177)
Net Gains (Losses) From Investment Activities	$99,380	$(258,789)	$(159,409)

	Three Months Ended March 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$198,380	$(265,326)	$(66,946)
Credit (1)	(11,455)	(188,974)	(200,429)
Investments of Consolidated CFEs (1)	2,949	(269,548)	(266,599)
Real Assets (1)	(2,761)	1,297,270	1,294,509
Equity Method - Other (1)	14,284	(72,642)	(58,358)
Other Investments (1)	1,743	(15,015)	(13,272)
Foreign Exchange Forward Contracts and Options (2)	90,890	(147,007)	(56,117)
Securities Sold Short (2)	36,082	10,181	46,263
Other Derivatives (2)	(12,005)	20,137	8,132
Debt Obligations and Other (3)	(38,478)	265,556	227,078
Net Gains (Losses) From Investment Activities	$279,629	$634,632	$914,261

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
The components of net investment income were as follows:

	Three Months Ended March 31,
	2023	2022
Fixed maturity securities – interest and other income	$1,050,796	$691,293
Mortgage and other loan receivables	459,146	324,141
Investments in transportation and other leased assets	76,188	67,679
Investments in renewable energy	20,583	25,218
Investments in real estate	36,101	3,903
Short-term and other investment income	77,616	20,697
Income assumed from funds withheld receivable at interest	22,101	19,605
Policy loans	10,277	7,911
Income ceded to funds withheld payable at interest	(301,223)	(179,702)
Gross investment income	1,451,585	980,745
Less investment expenses:
Investment management and administration	85,341	113,131
Transportation and renewable energy asset depreciation and maintenance	49,162	53,953
Interest expense on derivative collateral and repurchase agreements	16,385	1,056
Net investment income	$1,300,697	$812,605

7. NET INVESTMENT-RELATED LOSSES - INSURANCE
Net investment-related losses from insurance operations primarily consists of (i) realized gains and (losses) from the disposal of investments, (ii) unrealized gains and (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains and (losses) on funds withheld at interest, (iv) unrealized gains and (losses) from derivatives not designated in an hedging relationship, and (v) allowances for credit losses, and other impairments of investments.
Net investment-related losses were as follows:

	Three Months Ended March 31,
	2023	2022
Realized gains (losses) on available-for-sale fixed maturity debt securities	$3,432	$(243,350)
Credit loss allowances on available-for-sale securities	(76,318)	(10,602)
Credit loss allowances on mortgage and other loan receivables	(64,111)	(26,085)
Allowances on unfunded commitments	(8,000)	6,790
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	(26,741)	—
Unrealized gains (losses) on fixed maturity securities classified as trading	376,290	(1,038,446)
Unrealized losses on investments recognized under the fair-value option	(55,773)	(2,493)
Unrealized gains on real estate investments recognized at fair value under investment company accounting	63,192	77,692
Net (losses) gains on derivative instruments	(348,225)	859,734
Realized gains (losses) on funds withheld at interest payable portfolio	3,980	(26,387)
Realized gains on funds withheld at interest receivable portfolio	17,733	25,600
Other realized losses (gains)	(9,292)	8,867
Net investment-related losses	$(123,833)	$(368,680)

Notes to Financial Statements (Continued)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$1,298	$127,034	$128,332	$3,238	$84,895	$88,133
Initial impairments for credit losses recognized on securities not previously impaired	151	45,200	45,351	122	15,758	15,880
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	—	—	—	140	140
Accretion of initial credit loss allowance on PCD securities	—	351	351	—	477	477
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(3,887)	(3,887)	—	(2,444)	(2,444)
Net additions / reductions for securities previously impaired	—	30,967	30,967	1,640	(6,918)	(5,278)
Balance, as of end of period	$1,449	$199,665	$201,114	$5,000	$91,908	$96,908
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$227,315	$125,824	$207,089	$560,228	$65,970	$72,082	$236,025	$374,077
Net provision (release)	20,111	10,316	33,684	64,111	15,566	15,501	(4,982)	26,085
Charge-offs	—	(1,693)	(35,372)	(37,065)	—	—	—	—
Recoveries of amounts previously charged-off	—	—	1,826	1,826	—	—	—	—
Balance, as of end of period	$247,426	$134,447	$207,227	$589,100	$81,536	$87,583	$231,043	$400,162

Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended March 31,
	2023	2022
AFS fixed maturity securities:
Proceeds from voluntary sales	$1,406,925	$6,128,285
Gross gains	15,464	8,942
Gross losses	(10,044)	(245,871)

Notes to Financial Statements (Continued)
8. INVESTMENTS
Investments consist of the following:

	March 31, 2023	December 31, 2022
Asset Management
Private Equity	$27,454,205	$26,607,688
Credit	8,297,931	7,804,392
Investments of Consolidated CFEs	24,013,221	22,492,366
Real Assets	19,854,474	17,976,366
Equity Method - Other	7,043,747	6,838,541
Equity Method - Capital Allocation-Based Income	7,204,647	6,862,712
Other Investments	4,081,693	3,793,398
Investments - Asset Management	$97,949,918	$92,375,463

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$67,828,743	$61,939,529
Mortgage and other loan receivables	34,698,694	35,090,698
Fixed maturity securities, trading, at fair value(2)	12,755,365	12,038,847
Other investments	10,446,292	11,374,656
Funds withheld receivable at interest	2,774,730	2,868,036
Policy loans	880,030	868,911
Equity securities at fair value	17,540	18,499
Investments - Insurance	$129,401,394	$124,199,176

Total Investments	$227,351,312	$216,574,639
(1)Amortized cost of $78.2 billion and $73.6 billion, net of credit loss allowances of $201.1 million and $128.3 million, respectively.
(2)Amortized cost of $15.1 billion and $14.8 billion, respectively.

As of both March 31, 2023 and December 31, 2022, there were no investments which represented greater than 5% of total investments.

Notes to Financial Statements (Continued)
Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of March 31, 2023			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$440,171	$—	$1,850	$(63,495)	$378,526
U.S. state, municipal and political subdivisions	5,567,801	—	20,895	(1,020,472)	4,568,224
Corporate	47,216,455	(1,449)	141,254	(7,122,069)	40,234,191
Residential mortgage-backed securities	7,981,482	(146,755)	13,487	(807,058)	7,041,156
Commercial mortgage-backed securities	7,454,715	(15,628)	846	(822,087)	6,617,846
Collateralized bond obligations	3,029,471	(745)	—	(185,820)	2,842,906
Collateralized loan obligations	3,460,298	(25,087)	1,184	(166,211)	3,270,184
Asset-backed securities	3,095,110	(11,450)	7,796	(215,746)	2,875,710
Total AFS fixed maturity securities	$78,245,503	$(201,114)	$187,312	$(10,402,958)	$67,828,743
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(23.6) million.

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of December 31, 2022			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$438,931	$—	$304	$(72,494)	$366,741
U.S. state, municipal and political subdivisions	5,638,252	—	6,582	(1,233,874)	4,410,960
Corporate	44,253,062	(1,298)	49,509	(7,984,341)	36,316,932
RMBS	7,307,526	(100,554)	12,052	(834,212)	6,384,812
CMBS	7,269,662	(14,490)	36	(834,735)	6,420,473
CBOs	3,051,850	(426)	—	(217,773)	2,833,651
CLOs	2,726,888	(6,165)	127	(200,160)	2,520,690
ABSs	2,914,617	(5,399)	4,702	(228,650)	2,685,270
Total AFS fixed maturity securities	$73,600,788	$(128,332)	$73,312	$(11,606,239)	$61,939,529
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

Notes to Financial Statements (Continued)
The maturity distribution for AFS fixed maturity securities is as follows:

As of March 31, 2023	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$1,111,146	$1,099,144
Due after one year through five years	12,746,392	12,176,052
Due after five years through ten years	10,175,556	9,410,865
Due after ten years	29,189,884	22,494,880
Subtotal	53,222,978	45,180,941
RMBS	7,834,727	7,041,156
CMBS	7,439,087	6,617,846
CBOs	3,028,726	2,842,906
CLOs	3,435,211	3,270,184
ABSs	3,083,660	2,875,710
Total AFS fixed maturity securities	$78,044,389	$67,828,743
Purchased credit deteriorated securities
Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

	Three Months Ended March 31,
	2023	2022
Purchase price of PCD securities acquired during the current period	$—	$5,185
Allowance for credit losses at acquisition	—	140
Discount attributable to other factors	—	1,207
Par value	$—	$6,532
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of March 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$41,237	$(442)	$202,902	$(63,053)	$244,139	$(63,495)
U.S. state, municipal and political subdivisions	447,639	(35,891)	3,617,169	(984,581)	4,064,808	(1,020,472)
Corporate	9,620,913	(417,413)	24,411,962	(6,704,656)	34,032,875	(7,122,069)
RMBS	2,270,895	(156,956)	3,918,339	(650,102)	6,189,234	(807,058)
CBOs	672,051	(33,236)	2,170,855	(152,584)	2,842,906	(185,820)
CMBS	1,283,842	(92,237)	5,200,921	(729,850)	6,484,763	(822,087)
CLOs	768,231	(21,498)	2,029,386	(144,713)	2,797,617	(166,211)
ABSs	1,142,861	(75,221)	1,319,087	(140,525)	2,461,948	(215,746)
Total AFS fixed maturity securities in a continuous loss position	$16,247,669	$(832,894)	$42,870,621	$(9,570,064)	$59,118,290	$(10,402,958)

Notes to Financial Statements (Continued)

	Less than 12 months		12 months or more		Total
As of December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$122,272	$(52,639)	$108,498	$(19,855)	$230,770	$(72,494)
U.S. state, municipal and political subdivisions	2,321,404	(605,698)	1,780,984	(628,176)	4,102,388	(1,233,874)
Corporate	14,792,384	(2,114,695)	17,943,907	(5,869,646)	32,736,291	(7,984,341)
RMBS	3,998,737	(442,543)	2,068,529	(391,669)	6,067,266	(834,212)
CBOs	1,351,552	(103,499)	1,482,099	(114,274)	2,833,651	(217,773)
CMBS	4,054,053	(445,168)	2,338,517	(389,567)	6,392,570	(834,735)
CLOs	1,862,608	(139,766)	636,014	(60,394)	2,498,622	(200,160)
ABSs	1,610,876	(113,285)	832,635	(115,365)	2,443,511	(228,650)
Total AFS fixed maturity securities in a continuous loss position	$30,113,886	$(4,017,293)	$27,191,183	$(7,588,946)	$57,305,069	$(11,606,239)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $841.0 million and $836.3 million as of March 31, 2023 and December 31, 2022, respectively. The single largest unrealized loss on AFS fixed maturity securities was $60.0 million and $60.4 million as of March 31, 2023 and December 31, 2022, respectively. Global Atlantic had 6,281 and 6,328 securities in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 4,797 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. During the three months ended March 31, 2023, unrealized losses of $26.7 million were recognized in net income on these debt securities since as of March 31, 2023 there were specific securities that, as of the balance sheet date, Global Atlantic intended to sell or Global Atlantic believed it was more likely than not that it will be required to sell before recovery of their cost or amortized cost basis. As of March 31, 2022, no loss was recognized as Global Atlantic did not believe there were specific securities that, as of that date, it intended to, or would be required to sell before recovery. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	March 31, 2023	December 31, 2022
Commercial mortgage loans(1)	$19,004,039	$18,830,780
Residential mortgage loans(1)	10,702,441	10,688,972
Consumer loans	4,970,378	5,228,534
Other loan receivables(2)	610,936	902,640
Total mortgage and other loan receivables	35,287,794	35,650,926
Allowance for credit losses(3)	(589,100)	(560,228)
Total mortgage and other loan receivables, net of allowance for loan losses	$34,698,694	$35,090,698
(1)Includes $773.9 million and $787.5 million of loans carried at fair value using the fair value option as of March 31, 2023 and December 31, 2022, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $864.4 million and $871.2 million as of March 31, 2023 and December 31, 2022, respectively.
(2)As of March 31, 2023 and December 31, 2022, other loan receivables consisted primarily of loans collateralized by aircraft of $272.8 million and $282.3 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(108.6) million and $(106.2) million as of March 31, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
The maturity distribution for residential and commercial mortgage loans was as follows as of March 31, 2023:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2023	$131,042	$1,512,742	$1,643,784
2024	447,388	2,164,157	2,611,545
2025	15,739	3,673,872	3,689,611
2026	929,252	3,578,371	4,507,623
2027	816,303	2,955,626	3,771,929
2028	131,774	1,396,277	1,528,051
2029 and thereafter	8,230,943	3,722,994	11,953,937
Total	$10,702,441	$19,004,039	$29,706,480
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans – carrying value by geographic region	March 31, 2023		December 31, 2022
Pacific	$7,163,287	24.1%	$7,197,110	24.4%
West South Central	3,687,564	12.4%	3,582,648	12.1%
South Atlantic	8,119,808	27.3%	8,051,653	27.3%
Middle Atlantic	3,699,989	12.5%	3,590,530	12.2%
East North Central	1,257,665	4.2%	1,240,264	4.2%
Mountain	3,142,342	10.6%	3,152,895	10.7%
New England	1,371,832	4.6%	1,414,897	4.8%
East South Central	704,109	2.4%	712,886	2.4%
West North Central	328,156	1.1%	349,079	1.2%
Other regions	231,728	0.8%	227,790	0.7%
Total by geographic region	$29,706,480	100.0%	$29,519,752	100.0%

Mortgage loans – carrying value by property type	March 31, 2023		December 31, 2022
Residential	$10,702,441	36.0%	$10,688,972	36.2%
Office building	4,629,307	15.6%	4,594,238	15.6%
Apartment	9,694,666	32.6%	9,698,728	32.9%
Industrial	3,209,573	10.8%	3,139,163	10.6%
Retail	572,748	1.9%	630,455	2.1%
Other property types	689,834	2.3%	582,479	2.0%
Warehouse	207,911	0.8%	185,717	0.6%
Total by property type	$29,706,480	100.0%	$29,519,752	100.0%
As of March 31, 2023 and December 31, 2022, Global Atlantic had $324.3 million and $192.3 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively, and have been classified as non-income producing. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received.

Notes to Financial Statements (Continued)
Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of March 31, 2023 and December 31, 2022:

	By year of origination
Performance status as of March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgage loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Current	$199,707	$6,164,880	$6,927,008	$777,073	$1,417,346	$3,414,703	$18,900,717
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	103,322	—	103,322
Total commercial mortgage loans	$199,707	$6,164,880	$6,927,008	$777,073	$1,520,668	$3,414,703	$19,004,039
Residential mortgage loans
Current-period gross charge-offs	$—	$(246)	$(210)	$(46)	$(133)	$(1,058)	$(1,693)

Current	$117,738	$1,875,615	$4,711,601	$1,851,565	$255,925	$1,460,682	$10,273,126
30 to 59 days past due	—	13,476	45,876	4,489	3,278	87,160	154,279
60 to 89 days past due	—	6,582	15,333	1,515	3,411	27,193	54,034
90 days or more past due	—	10,809	61,689	12,839	11,313	124,352	221,002
Total residential mortgage loans	$117,738	$1,906,482	$4,834,499	$1,870,408	$273,927	$1,699,387	$10,702,441
Consumer loans
Current-period gross charge-offs	$—	$(3,092)	$(18,826)	$(5,181)	$(3,165)	$(5,108)	$(35,372)

Current	$1,474	$522,779	$2,074,812	$809,837	$688,962	$747,937	$4,845,801
30 to 59 days past due	—	4,642	30,435	5,933	4,608	13,359	58,977
60 to 89 days past due	—	2,637	14,479	2,998	2,373	7,925	30,412
90 days or more past due	—	3,374	14,613	5,840	4,799	6,562	35,188
Total consumer loans	$1,474	$533,432	$2,134,339	$824,608	$700,742	$775,783	$4,970,378
Total mortgage and consumer loan receivables	$318,919	$8,604,794	$13,895,846	$3,472,089	$2,495,337	$5,889,873	$34,676,858

Notes to Financial Statements (Continued)

	By year of origination
Performance status as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
Residential mortgage loans
Current	$1,855,038	$4,802,333	$1,879,606	$264,050	$13,670	$1,485,244	$10,299,941
30 to 59 days past due	10,534	49,169	6,144	6,471	—	80,357	152,675
60 to 89 days past due	796	13,143	2,016	955	—	27,114	44,024
90 days or more past due	7,598	35,978	11,483	8,389	2,438	126,446	192,332
Total residential mortgage loans	$1,873,966	$4,900,623	$1,899,249	$279,865	$16,108	$1,719,161	$10,688,972
Total mortgage loans	$7,955,227	$11,746,462	$2,708,503	$1,809,762	$1,276,701	$4,023,097	$29,519,752
The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	December 31, 2022
Consumer loans
Current	$5,113,507
30 to 59 days past due	62,742
60 to 89 days past due	31,371
90 days or more past due	20,914
Total consumer loans	$5,228,534
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of March 31, 2023 and December 31, 2022:

Loan-to-value as of March 31, 2023, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2023	$199,707	$—	$—	$199,707
2022	5,761,331	403,549	—	6,164,880
2021	5,047,465	1,758,632	120,911	6,927,008
2020	621,066	120,906	35,101	777,073
2019	1,230,676	186,670	103,322	1,520,668
2018	1,003,438	18,978	180,263	1,202,679
Prior	2,193,968	—	18,056	2,212,024
Total commercial mortgage loans	$16,057,651	$2,488,735	$457,653	$19,004,039

Notes to Financial Statements (Continued)

Loan-to-value as of December 31, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$5,677,763	$403,498	$—	$6,081,261
2021	4,971,346	1,758,748	115,745	6,845,839
2020	650,825	123,343	35,086	809,254
2019	1,211,523	215,050	103,324	1,529,897
2018	1,061,566	18,885	180,142	1,260,593
2017	699,144	—	18,160	717,304
Prior	1,586,632	—	—	1,586,632
Total commercial mortgage loans	$15,858,799	$2,519,524	$452,457	$18,830,780
Changing economic conditions affect Global Atlantic's valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that Global Atlantic performs for monitored loans and may contribute to the establishment of (or increase or decrease in) a commercial mortgage loan valuation allowance for credit losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 65% and 64% as of March 31, 2023 and December 31, 2022, respectively.
Loan modifications
Global Atlantic may modify the terms of a loan when the borrower is experiencing financial difficulties, as a means to optimize recovery of amounts due on the loan. Modifications may involve temporary relief, such as payment forbearance for a short period time (where interest continues to accrue) or may involve more substantive changes to a loan. Changes to the terms of a loan, pursuant to a modification agreement, are factored into the analysis of the loan’s expected credit losses, under the allowance model applicable to the loan.
For commercial mortgage loans, modifications for borrowers experiencing financial difficulty are tailored for individual loans and may include interest rate relief, maturity extensions or, less frequently, principal forgiveness. For residential mortgage loans, the most common modifications for borrowers experiencing financial difficulty, aside from insignificant delays in payment, typically involve interest rate relief, deferral of missed payments to the end of the loan term, or maturity extensions. For consumer loans to borrowers experiencing financial difficulty, common modifications, aside from insignificant delays in payment, typically involve the deferral of a portion of the amount due until the loan’s maturity.
The table below presents the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the period ended March 31, 2023.

Carrying value as of March 31, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$66,813	$66,813	0.35%
Residential mortgage loans	725	190	28,686	522	30,123	0.28%
Consumer loans	1,251	—	—	—	1,251	0.03%
Total	$1,976	$190	$28,686	$67,335	$98,187
(1)Includes modifications involving deferral of amounts due, interest rate relief and/or maturity extension.

The commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief involved a change from a floating rate to a weighted average fixed rate of 5.5%. The maturity extensions for these loans added a weighted-average 1.0 years to the life of the loans.

Notes to Financial Statements (Continued)
The table below presents the performance status of the loans modified during the period ended March 31, 2023.

Performance status as of March 31, 2023 by loan type	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial mortgage loans	$66,813	$—	$—	$—	$66,813
Residential mortgage loans	21,016	5,213	2,910	984	30,123
Consumer loans	1,190	—	61	—	1,251
Total	$89,019	$5,213	$2,971	$984	$98,187
Other investments
Other investments consist of the following:

	March 31, 2023	December 31, 2022
Investments in real estate(1)	$4,805,747	$4,641,429
Investments in renewable energy(2)	2,298,428	3,427,062
Investments in transportation and other leased assets(3)	2,868,789	2,821,602
Other investment partnerships	185,323	197,378
FHLB common stock and other investments	288,005	287,185
Total other investments	$10,446,292	$11,374,656
(1)Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $239.0 million and $229.7 million as of March 31, 2023 and December 31, 2022, respectively.
(3)Net of accumulated depreciation of $259.7 million and $230.2 million as of March 31, 2023 and December 31, 2022, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.1 billion as of both March 31, 2023 and December 31, 2022. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $20.5 million and $21.0 million as of March 31, 2023 and December 31, 2022, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $219.8 million and $264.9 million as of March 31, 2023 and December 31, 2022, respectively.
Repurchase agreement transactions
As of March 31, 2023 and December 31, 2022, Global Atlantic participated in repurchase agreements with a notional value of $312.2 million and $798.9 million, respectively. As collateral for these transactions, Global Atlantic may post AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of March 31, 2023 and December 31, 2022 is presented in the following tables:

As of March 31, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$—	$326,681	$326,681
Residential mortgage loans	—	1,605	—	—	1,605
Total borrowing	$—	$1,605	$—	$326,681	$328,286

As of December 31, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$507,656	$325,912	$833,568
Total borrowing	$—	$—	$507,656	$325,912	$833,568

Notes to Financial Statements (Continued)
Other pledges and restrictions
Certain of Global Atlantic’s subsidiaries are members of regional banks in the Federal Home Loan Banks (FHLB) system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $129 million (accounted for at cost basis) of stock in FHLBs as of both March 31, 2023 and December 31, 2022. In addition, Global Atlantic’s operating insurance subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $3.7 billion and $3.6 billion as of March 31, 2023 and December 31, 2022, respectively.
Insurance – statutory deposits
As of March 31, 2023 and December 31, 2022, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $149.0 million and $142.7 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $250.4 million and $278.7 million as of March 31, 2023 and December 31, 2022, respectively.
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
Credit Risk
Global Atlantic may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of the Global Atlantic’s derivatives is limited to the positive fair value of derivatives less any collateral received from the counterparty.
Global Atlantic manages the credit risk on its derivatives by entering into derivative transactions with highly rated financial institutions and other creditworthy counterparties and, where feasible, by trading through central clearing counterparties. Global Atlantic further manages its credit risk on derivatives via the use of master netting agreements, which require the daily posting of collateral by the party in a liability position. Counterparty credit exposure and collateral values are monitored

Notes to Financial Statements (Continued)
regularly and measured against counterparty exposure limits. The provisions of derivative transactions may allow for the termination and settlement of a transaction if there is a downgrade to Global Atlantic’s financial strength ratings below a specified level.
The fair value and notional value of the derivative assets and liabilities were as follows:

As of March 31, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$11,590,982	$573,820	$276,405
Other Derivatives	163,352	17,404	6,117
Total Asset Management	$11,754,334	$591,224	$282,522

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$8,063,500	$6,544	$590,222
Foreign currency contracts	2,108,725	34,604	41,315
Total derivatives designated as hedge accounting instruments	$10,172,225	$41,148	$631,537
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$14,689,159	$225,297	$127,700
Equity market contracts	34,079,321	900,174	169,580
Foreign currency contracts	648,557	83,374	32,826
Credit risk contracts	60,000	—	851
Total derivatives not designated as hedge accounting instruments	$49,477,037	$1,208,845	$330,957
Impact of netting(2)	$—	$(344,226)	$(344,226)
Total Insurance(1)	$59,649,262	$905,767	$618,268

Fair value included within total assets and liabilities	$71,403,596	$1,496,991	$900,790
(1)Excludes embedded derivatives. The fair value of these embedded derivatives in an asset position was $(18.0) million and the fair value of these embedded derivatives in a liability position was $(281.7) million as of March 31, 2023.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2022	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$16,144,795	$668,716	$406,746
Other Derivatives	125,000	7,519	11,018
Total Asset Management	$16,269,795	$676,235	$417,764

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$6,999,000	$—	$695,296
Foreign currency contracts	2,021,061	42,557	44,238
Total derivatives designated as hedge accounting instruments	$9,020,061	$42,557	$739,534
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$8,700,253	$182,734	$267,033
Equity market contracts	34,889,122	626,391	91,344
Foreign currency contracts	675,390	84,883	47,442
Credit risk contracts	60,000	—	929
Total derivatives not designated as hedge accounting instruments	$44,324,765	$894,008	$406,748
Impact of netting(2)	$—	$(212,175)	$(212,175)
Total Insurance(1)	$53,344,826	$724,390	$934,107

Fair value included within total assets and liabilities	$69,614,621	$1,400,625	$1,351,871

Notes to Financial Statements (Continued)
(1)Excludes embedded derivatives. The fair value of these embedded derivatives in an asset position was $12.8 million and the fair value of these embedded derivatives in a liability position was $(1.3) billion as of December 31, 2022.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Derivatives designated as accounting hedges
Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.
Global Atlantic has designated foreign exchange forward purchase contracts ("FX forwards") to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the FX forwards, both of which are recognized within investment-related (losses) gains. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the FX forwards related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the FX forwards.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with certain debt and policy liabilities. These fair value hedges qualify for the shortcut method of assessing hedge effectiveness.
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of March 31, 2023		As of December 31, 2022
	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)
AFS fixed maturity securities(2)	$2,037,271	$29,624	$2,010,748	$(61,785)
Debt	975,672	(167,868)	945,873	(201,603)
Policy liabilities	(6,155,007)	(349,127)	(5,670,884)	(435,494)
(1)Includes $46.3 million and $53.1 million of hedging adjustments on discontinued hedging relationships as of March 31, 2023 and December 31, 2022, respectively.
(2)Carrying amount is the amortized cost for AFS debt securities.

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. These arrangements are hedging purchases from July 2021 through December 2027 and are expected to affect earnings until 2052. Regression analysis is used to assess the effectiveness of these hedges.
As of March 31, 2023 and December 31, 2022, there was a cumulative (loss) gain of $(111.9) million and $(169.8) million on the currently designated bond forwards recorded in accumulated other comprehensive loss, respectively. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months will not be material.

Notes to Financial Statements (Continued)
Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

	Three Months Ended March 31, 2023
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$34,557	$20,104	$—
Foreign currency contracts	(35,388)	—	—	—	9,280
Total gains (losses) on derivatives designated as hedge instruments	$(35,388)	$—	$34,557	$20,104	$9,280
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$(34,557)	$(20,104)	$—
Foreign currency contracts	29,624	—	—	—	—
Total gains (losses) on hedged items	$29,624	$—	$(34,557)	$(20,104)	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$6,826	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	6,826	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$1,062	$—	$—	$—	$9,280
Cash flow hedges
Interest rate contracts	$(268)	$—	$—	$—	$57,920
Total gains (losses) on cash flow hedges	$(268)	$—	$—	$—	$57,920
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$(22,366)	$—	$—	$—	$—
Other Derivatives	12,208	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(10,158)	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$(30,767)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	(430,235)	—	—	—	—
Equity index options	83,887	—	—	—	—
Equity future contracts	(40,825)	—	—	—	—
Interest rate contracts and other contracts	68,996	—	—	—	—
Credit risk contracts	(75)	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$(349,019)	$—	$—	$—	$—
Total	$(358,383)	$—	$—	$—	$67,200

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2022
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(121,374)	$(70,000)	$—
Foreign currency contracts	40,742	—	—	—	18,318
Total gains (losses) on derivatives designated as hedge instruments	$40,742	$—	$(121,374)	$(70,000)	$18,318
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$121,374	$70,000	$—
Foreign currency contracts	(35,932)	—	—	—	—
Total gains (losses) on hedged items	$(35,932)	$—	$121,374	$70,000	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$3,544	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$3,544	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$8,354	$—	$—	$—	$18,318
Cash flow hedges
Interest rate contracts	$203	$—	$—	$—	$(48,064)
Total gains (losses) on cash flow hedges	$203	$—	$—	$—	$(48,064)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$(56,117)	$—	$—	$—	$—
Other Derivatives	8,132	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(47,985)	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$(33,980)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	1,180,435	—	—	—	—
Equity index options	(223,366)	—	—	—	—
Equity future contracts	79,796	—	—	—	—
Interest rate contracts and other contracts	(150,176)	—	—	—	—
Credit risk contracts	(1,532)	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$851,177	$—	$—	$—	$—
Total	$811,749	$—	$—	$—	$(29,746)

Notes to Financial Statements (Continued)
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of March 31, 2023	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,249,993	$(344,226)	$905,767	$(644,591)	$261,176
Derivative liabilities (excluding embedded derivatives)	$962,494	$(344,226)	$618,268	$371,856	$246,412
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$936,565	$(212,175)	$724,390	$(466,371)	$258,019
Derivative liabilities (excluding embedded derivatives)	$1,146,282	$(212,175)	$934,107	$366,508	$567,599
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
Assets, at fair value:

	March 31, 2023
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,199,178	$65,526	$26,189,501	$27,454,205
Credit	287,728	2,107,625	5,902,578	8,297,931
Investments of Consolidated CFEs	—	24,013,221	—	24,013,221
Real Assets	—	907,623	18,946,851	19,854,474
Equity Method - Other	408,987	983,614	1,602,694	2,995,295
Other Investments	256,140	87,107	3,738,446	4,081,693
Total Investments	$2,152,033	$28,164,716	$56,380,070	$86,696,819
Foreign Exchange Contracts and Options	—	573,820	—	573,820
Other Derivatives	—	17,404	—	17,404
Total Assets at Fair Value - Asset Management	$2,152,033	$28,755,940	$56,380,070	$87,288,043
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$290,343	$88,183	$—	$378,526
U.S. state, municipal and political subdivisions	—	4,568,224	—	4,568,224
Corporate	—	31,939,768	8,294,423	40,234,191
Structured securities	—	20,877,017	1,770,785	22,647,802
Total AFS fixed maturity securities	$290,343	$57,473,192	$10,065,208	$67,828,743
Trading fixed maturity securities:
U.S. government and agencies	$254,678	$63,165	$—	$317,843
U.S. state, municipal and political subdivisions	—	622,337	—	622,337
Corporate	—	7,489,952	631,870	8,121,822
Structured securities	—	3,031,798	661,565	3,693,363
Total trading fixed maturity securities	$254,678	$11,207,252	$1,293,435	$12,755,365
Equity securities	2,229	—	15,311	17,540
Mortgage and other loan receivables	—	—	773,917	773,917
Other investments(1)	—	—	5,009,113	5,009,113
Funds withheld receivable at interest	—	—	(17,982)	(17,982)
Reinsurance recoverable	—	—	1,010,602	1,010,602
Derivative assets:
Equity market contracts	12,439	887,735	—	900,174
Interest rate contracts	26,775	205,066	—	231,841
Foreign currency contracts	—	117,978	—	117,978
Impact of netting(2)	(60,383)	(283,843)	—	(344,226)
Total derivative assets	$(21,169)	$926,936	$—	$905,767
Separate account assets	4,164,803	—	—	4,164,803
Total Assets at Fair Value - Insurance	$4,690,884	$69,607,380	$18,149,604	$92,447,868

Total Assets at Fair Value	$6,842,917	$98,363,320	$74,529,674	$179,735,911

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,057,025	$213,706	$25,336,957	$26,607,688
Credit	187,504	1,830,862	5,786,026	7,804,392
Investments of Consolidated CFEs	—	22,492,366	—	22,492,366
Real Assets	—	961,254	17,015,112	17,976,366
Equity Method - Other	435,315	883,652	1,624,420	2,943,387
Other Investments	395,972	63,060	3,334,366	3,793,398
Total Investments	$2,075,816	$26,444,900	$53,096,881	$81,617,597
Foreign Exchange Contracts and Options	—	668,716	—	668,716
Other Derivatives	9	7,510	—	7,519
Total Assets at Fair Value - Asset Management	$2,075,825	$27,121,126	$53,096,881	$82,293,832
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$283,402	$83,339	$—	$366,741
U.S. state, municipal and political subdivisions	—	4,410,960	—	4,410,960
Corporate	—	28,006,275	8,310,657	36,316,932
Structured securities	—	19,425,455	1,419,441	20,844,896
Total AFS fixed maturity securities	$283,402	$51,926,029	$9,730,098	$61,939,529
Trading fixed maturity securities:
U.S. government and agencies	$93,697	$59,940	$—	$153,637
U.S. state, municipal and political subdivisions	—	705,836	—	705,836
Corporate	—	7,218,354	672,023	7,890,377
Structured securities	—	2,645,186	643,811	3,288,997
Total trading fixed maturity securities	$93,697	$10,629,316	$1,315,834	$12,038,847
Equity securities	2,213	—	16,286	18,499
Mortgage and other loan receivables	—	—	787,515	787,515
Other investments(1)	—	—	4,883,441	4,883,441
Funds withheld receivable at interest	—	—	12,785	12,785
Reinsurance recoverable	—	—	981,775	981,775
Derivative assets:
Equity market contracts	31,025	595,366	—	626,391
Interest rate contracts	4,856	177,878	—	182,734
Foreign currency contracts	—	127,440	—	127,440
Impact of netting(2)	(7,079)	(205,096)	—	(212,175)
Total derivative assets	$28,802	$695,588	$—	$724,390
Separate account assets	4,130,794	—	—	4,130,794
Total Assets at Fair Value - Insurance	$4,538,908	$63,250,933	$17,727,734	$85,517,575

Total Assets at Fair Value	$6,614,733	$90,372,059	$70,824,615	$167,811,407
(1)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of March 31, 2023 and December 31, 2022, the fair value of these investments was $139.1 million and $148.9 million, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
Liabilities, at fair value:

	March 31, 2023
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$100,861	$—	$—		$100,861
Foreign Exchange Contracts and Options	—	276,405	—		276,405
Unfunded Revolver Commitments	—	—	112,534	(1)	112,534
Other Derivatives	63	6,054	—		6,117
Debt Obligations of Consolidated CFEs	—	23,804,584	—		23,804,584
Total Liabilities at Fair Value - Asset Management	$100,924	$24,087,043	$112,534		$24,300,501

Insurance
Policy liabilities(3) (including market risk benefits)	$—	$—	$1,133,779		$1,133,779
Closed block policy liabilities	—	—	1,046,458		1,046,458
Funds withheld payable at interest	—	—	(3,057,531)		(3,057,531)
Derivative instruments payable:
Equity market contracts	40,810	128,770	—		169,580
Interest rate contracts	23,783	694,139	—		717,922
Foreign currency contracts	—	74,141	—		74,141
Credit contracts	—	851	—		851
Impact of netting(2)	(60,383)	(283,843)	—		(344,226)
Total derivative instruments payable	4,210	614,058	—		618,268
Embedded derivative – interest-sensitive life products	—	—	373,391		373,391
Embedded derivative – annuity products	—	—	2,402,427		2,402,427
Total Liabilities at Fair Value - Insurance	$4,210	$614,058	$1,898,524		$2,516,792

Total Liabilities at Fair Value	$105,134	$24,701,101	$2,011,058		$26,817,293

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$158,751	$—	$—		$158,751
Foreign Exchange Contracts and Options	—	406,746	—		406,746
Unfunded Revolver Commitments	—	—	137,315	(1)	137,315
Other Derivatives	—	11,018	—		11,018
Debt Obligations of Consolidated CFEs	—	22,273,242	—		22,273,242
Total Liabilities at Fair Value - Asset Management	$158,751	$22,691,006	$137,315		$22,987,072

Insurance
Policy liabilities(3) (including market risk benefits)	$—	$—	$1,063,496		$1,063,496
Closed block policy liabilities	—	—	1,016,313		1,016,313
Funds withheld payable at interest	—	—	(3,487,766)		(3,487,766)
Derivative instruments payable:
Equity market contracts	2,692	88,652	—		91,344
Interest rate contracts	9,693	952,636	—		962,329
Foreign currency contracts	—	91,680	—		91,680
Credit contracts	—	929	—		929
Impact of netting(2)	(7,079)	(205,096)	—		(212,175)
Total derivative instruments payable	5,306	928,801	—		934,107
Embedded derivative – interest-sensitive life products	—	—	337,860		337,860
Embedded derivative – annuity products	—	—	1,851,381		1,851,381
Total Liabilities at Fair Value - Insurance	$5,306	$928,801	$781,284		$1,715,391

Total Liabilities at Fair Value	$164,057	$23,619,807	$918,599		$24,702,463
(1)These unfunded revolver commitments are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.
(3)Includes market risk benefit of $764.4 million and $682.0 million, respectively.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$25,336,957	$—	$—	$—	$933,427	$(80,883)	$—	$26,189,501	$(82,903)	$—
Credit	5,786,026	—	17,628	(23,758)	76,332	46,350	—	5,902,578	44,069	—
Real Assets	17,015,112	—	—	—	2,215,040	(283,301)	—	18,946,851	(288,639)	—
Equity Method - Other	1,624,420	—	—	—	5,644	(27,370)	—	1,602,694	(23,357)	—
Other Investments	3,334,366	—	—	(22,376)	511,252	(84,796)	—	3,738,446	(92,618)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management	$53,096,881	$—	$17,628	$(46,134)	$3,743,848	$(432,153)	$—	$56,380,070	$(443,448)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,310,657	$—	$—	$—	$(66,084)	$21,265	$28,585	$8,294,423	$—	$19,326
Structured securities	1,419,441	—	170,775	(3,374)	154,983	(4,139)	33,099	1,770,785	—	32,822
Total AFS fixed maturity securities	9,730,098	—	170,775	(3,374)	88,899	17,126	61,684	10,065,208	—	52,148
Trading fixed maturity securities:
Corporate fixed maturity securities	672,023	—	—	—	(27,893)	(12,260)	—	631,870	(11,841)	—
Structured securities	643,811	—	5,890	(6,747)	14,017	4,594	—	661,565	6,060	—
Total trading fixed maturity securities	1,315,834	—	5,890	(6,747)	(13,876)	(7,666)	—	1,293,435	(5,781)	—
Equity securities	16,286	—	—	—	—	(975)	—	15,311	(975)	—
Mortgage and other loan receivables	787,515	—	—	—	(10,560)	(3,038)	—	773,917	(2,165)	—
Other investments	4,883,441	—	—	—	110,942	14,730	—	5,009,113	24,546	—
Funds withheld receivable at interest	12,785	—	—	—	—	(30,767)	—	(17,982)	—	—
Reinsurance recoverable	981,775	—	—	—	(10,654)	39,481	—	1,010,602	—	—
Total Assets - Insurance	$17,727,734	$—	$176,665	$(10,121)	$164,751	$28,891	$61,684	$18,149,604	$15,625	$52,148

Total	$70,824,615	$—	$194,293	$(56,255)	$3,908,599	$(403,262)	$61,684	$74,529,674	$(427,823)	$52,148

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$—	$—	$(138,220)	$680,792	$133,810	$—	$23,999,016	$18,304	$—
Credit	5,826,661	—	—	—	(383,841)	(126,598)	(1,369)	5,314,853	(58,683)	(1,369)
Real Assets	11,389,530	—	—	—	1,008,641	893,952	—	13,292,123	864,586	—
Equity Method - Other	1,013,807	—	—	—	40,182	(69,085)	—	984,904	(71,310)	—
Other Investments	3,240,013	—	—	—	(86,258)	(18,829)	—	3,134,926	(14,995)	—
Other Derivatives	479	—	—	—	11,284	(11,058)	—	705	(11,058)	—
Total Assets - Asset Management	$44,793,124	$—	$—	$(138,220)	$1,270,800	$802,192	$(1,369)	$46,726,527	$726,844	$(1,369)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,650,660	$—	$—	$—	$391,605	$1,275	$(73,345)	$7,970,195	$—	$(46,123)
Structured securities	828,401	—	343,338	—	228,734	(3,409)	(14,525)	1,382,539	—	(20,703)
Total AFS fixed maturity securities	8,479,061	—	343,338	—	620,339	(2,134)	(87,870)	9,352,734	—	(66,826)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,025	—	—	(31,407)	182,432	(10,365)	—	705,685	(11,116)	—
Structured securities	418,774	—	98,307	(21,745)	144,203	(8,960)	—	630,579	(10,412)	—
Total trading fixed maturity securities	983,799	—	98,307	(53,152)	326,635	(19,325)	—	1,336,264	(21,528)	—
Equity securities	32,937	—	—	—	—	—	—	32,937	20,292	—
Mortgage and other loan receivables	832,674	—	—	—	203,197	(27,965)	—	1,007,906	(9,559)	—
Other investments	1,603,345	—	—	—	1,920,480	96,361	—	3,620,186	108,587	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(33,979)	—	8,196	—	—
Reinsurance recoverable	1,293,791	—	—	—	(14,375)	(47,459)	—	1,231,957	—	—
Total Assets - Insurance	$13,257,347	$—	$441,645	$(53,152)	$3,066,711	$(34,501)	$(87,870)	$16,590,180	$97,792	$(66,826)

Total	$58,050,471	$—	$441,645	$(191,372)	$4,337,511	$767,691	$(89,239)	$63,316,707	$824,636	$(68,195)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$955,937	$—	$(22,510)	$—	$933,427
Credit	440,733	—	(278,981)	(85,420)	76,332
Real Assets	2,291,691	—	(75,612)	(1,039)	2,215,040
Equity Method - Other	6,472	—	(828)	—	5,644
Other Investments	592,177	—	(16,016)	(64,909)	511,252
Other Derivatives	2,153	—	—	—	2,153
Total Assets - Asset Management	$4,289,163	$—	$(393,947)	$(151,368)	$3,743,848

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$235,382	$—	$(588)	$(300,878)	$(66,084)
Structured securities	176,819	—	—	(21,836)	154,983
Total AFS fixed maturity securities	412,201	—	(588)	(322,714)	88,899
Trading fixed maturity securities:
Corporate fixed maturity securities	7,717	—	(1,000)	(34,610)	(27,893)
Structured securities	24,650	—	(694)	(9,939)	14,017
Total trading fixed maturity securities	32,367	—	(1,694)	(44,549)	(13,876)
Mortgage and other loan receivables	377	—	(3,078)	(7,859)	(10,560)
Other investments	118,394	—	(7,452)	—	110,942
Reinsurance recoverable	—	—	—	(10,654)	(10,654)
Total Assets - Insurance	$563,339	$—	$(12,812)	$(385,776)	$164,751

Total	$4,852,502	$—	$(406,759)	$(537,144)	$3,908,599

	Three Months Ended March 31, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$904,261	$—	$(223,469)	$—	$680,792
Credit	519,351	—	(885,330)	(17,862)	(383,841)
Real Assets	1,510,787	—	(502,146)	—	1,008,641
Equity Method - Other	41,819	—	(1,637)	—	40,182
Other Investments	161,876	—	(248,134)	—	(86,258)
Other Derivatives	11,284	—	—	—	11,284
Total Assets - Asset Management	$3,149,378	$—	$(1,860,716)	$(17,862)	$1,270,800

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$924,672	$—	$(58,392)	$(474,675)	$391,605
Structured securities	231,916	—	—	(3,182)	228,734
Total AFS fixed maturity securities	1,156,588	—	(58,392)	(477,857)	620,339
Trading fixed maturity securities:
Corporate fixed maturity securities	189,017	—	—	(6,585)	182,432
Structured securities	155,253	—	—	(11,050)	144,203
Total trading fixed maturity securities	344,270	—	—	(17,635)	326,635
Mortgage and other loan receivables	220,225	—	—	(17,028)	203,197
Other investments	1,920,480	—	—	—	1,920,480
Funds withheld receivable at interest	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	(14,375)	(14,375)
Total Assets - Insurance	$3,641,563	$10,435	$(58,392)	$(526,895)	$3,066,711

Total	$6,790,941	$10,435	$(1,919,108)	$(544,757)	$4,337,511

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(24,781)	$—	$112,534	$(24,781)
Total Liabilities - Asset Management	$137,315	$—	$—	$—	$—	$(24,781)	$—	$112,534	$(24,781)

Insurance
Policy liabilities	$1,063,496	$—	$—	$—	$(865)	$123,163	$(52,015)	$1,133,779	$—
Closed block policy liabilities	1,016,313	—	—	—	(5,862)	37,258	(1,251)	1,046,458	—
Funds withheld payable at interest	(3,487,766)	—	—	—	—	430,235	—	(3,057,531)	—
Embedded derivative – interest-sensitive life products	337,860	—	—	—	(2,948)	38,479	—	373,391	—
Embedded derivative – annuity products	1,851,381	—	—	—	349,482	201,564	—	2,402,427	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$339,807	$830,699	$(53,266)	$1,898,524	$—

Total	$918,599	$—	$—	$—	$339,807	$805,918	$(53,266)	$2,011,058	$(24,781)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$—	$280	$—	$64,556	$280
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$—	$280	$—	$64,556	$280

Insurance
Policy liabilities	$1,962,855	$—	$—	$—	$41,704	$(248,431)	$(172,600)	$1,583,528	$—
Closed block policy liabilities	1,350,224	—	—	—	(81,101)	(2,992)	3,860	1,269,991	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(1,180,435)	—	(1,219,491)	—
Embedded derivative – interest-sensitive life products	557,276	—	—	—	6,732	(51,993)	—	512,015	—
Embedded derivative – annuity products	1,864,409	—	—	—	95,901	(247,083)	—	1,713,227	—
Total Liabilities - Insurance	$5,685,273	$—	$—	$—	$73,671	$(1,730,934)	$(168,740)	$3,859,270	$—

Total	$5,749,549	$—	$—	$—	$73,671	$(1,730,654)	$(168,740)	$3,923,826	$280

	Three Months Ended March 31, 2023
	Issuances	Sales	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—	$—
Total Liabilities - Asset Management	$—	$—	$—	$—

Insurance
Policy liabilities	$(45)	$—	$(820)	$(865)
Closed block policy liabilities	—	—	(5,862)	(5,862)
Embedded derivative – interest-sensitive life products	—	—	(2,948)	(2,948)
Embedded derivative – annuity products	368,898	—	(19,416)	349,482
Total Liabilities - Insurance	$368,853	$—	$(29,046)	$339,807

Total	$368,853	$—	$(29,046)	$339,807

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2022
	Issuances	Sales	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—	$—
Total Liabilities - Asset Management	$—	$—	$—	$—

Insurance
Policy liabilities	$42,370	$—	$(666)	$41,704
Closed block policy liabilities	—	—	(81,101)	(81,101)
Funds withheld payable at interest	10,435	—	—	10,435
Embedded derivative – interest-sensitive life products	6,808	—	(76)	6,732
Embedded derivative – annuity products	104,981	—	(9,080)	95,901
Total Liabilities - Insurance	$164,594	$—	$(90,923)	$73,671

Total	$164,594	$—	$(90,923)	$73,671

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of March 31, 2023. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value March 31, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$26,189,501

Private Equity	$23,621,124	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.4%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	27.5%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	65.0%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	7.5%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.5x	8.1x - 50.9x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.7x	7.8x - 33.2x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10.3%	6.7% - 13.9%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.4x	6.0x - 27.6x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value March 31, 2023		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,568,377		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	34.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	0.9%	0.0% - 40.0%	(5)
				Weight Ascribed to Milestones	64.8%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	75.8%	70.0% - 80.0%	Increase
				Downside	6.2%	0.0% - 15.0%	Decrease
				Upside	18.0%	10.0% - 25.0%	Increase

Credit	$5,902,578		Yield Analysis	Yield	11.7%	5.0% - 20.8%	Decrease
				Net Leverage	6.1x	0.2x - 16.9x	Decrease
				EBITDA Multiple	12.5x	0.3x - 33.0x	Increase

Real Assets	$18,946,851

Energy	$1,599,676		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	41.8%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	57.4%	5.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	0.8%	0.0% - 90.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	3.4x	3.4x - 3.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.1x	4.0x- 7.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.1%	10.1% - 12.3%	Decrease
				Average Price Per BOE (8)	$51.31	$48.23 - $56.88	Increase

Infrastructure	$9,408,267		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.1%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	65.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	33.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.7x	10.7x - 10.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.3x	10.5x - 19.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.7%	5.1% - 9.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	16.9x	10.0x - 22.0x	Increase

Real Estate	$7,938,908		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	23.6%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	73.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	3.3%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.1%	2.3% - 8.1%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.8%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,602,694		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	49.5%	10.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	32.7%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	17.8%	0.0% - 80.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.2x	10.9x - 20.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.5x	9.6x - 19.2x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.5%	7.3% - 16.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.9x	9.5x - 15.0x	Increase

Other Investments	$3,738,446	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.4%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	14.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	38.5%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.9x	6.5x - 23.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.6x	6.3x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.2%	8.1% - 44.2%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.1x	8.5x - 15.0x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value March 31, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE

Corporate fixed maturity securities	$1,669,694	Discounted cash flow	Discount Spread	3.19%	0.65% - 5.30%	Decrease

Structured securities	$92,067	Discounted cash flow	Discount Spread	3.63%	3.08% - 6.82%	Decrease
			Constant Prepayment Rate	7.02%	5.00% - 15.00%	Increase/Decrease
			Constant Default Rate	1.19%	1.00% - 2.50%	Decrease
			Loss Severity	100%		Decrease

Other investments	$4,805,747	Discounted cash flow	Vacancy rate	2.95%	0.00% - 5.00%	Decrease
			Discount rate	7.59%	5.75% - 8.00%	Decrease
			Terminal capitalization rate	5.94%	4.50% - 6.59%	Decrease

Funds withheld receivable at interest	$(17,982)	Discounted cash flow	Duration/Weighted Average Life	8.35 years	0.0 years - 19.7 years	Increase
			Contractholder Persistency	6.80%	3.60% - 16.80%	Increase
			Instrument-specific credit risk	1.63%	0.92% - 1.74%	Decrease

Reinsurance recoverable	$1,010,602	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.2	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin	9.42%		Decrease
			Cost of capital	9.7%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate	5.46%		Increase
			Surrender Rate	2.01%		Increase
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

Notes to Financial Statements (Continued)
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

Level III Liabilities	Fair Value March 31, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$112,534	Yield Analysis	Yield	16.1%	9.2% - 61.3%	Decrease

INSURANCE

Policy liabilities	$1,133,779	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	1.48%	0.92% - 2.23%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.03%	3.55% - 7.05%	Decrease
			Mortality Rate	4.43%	3.52% - 9.04%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Interest rates (10 and 30 year Treasury)		3.48% / 3.67%	Decrease
			Instrument-specific credit risk (10 and 30 year)		1.58% / 1.74%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.10%	0.60% - 22.30%	Increase
			Lapse Rate	3.10%	0.40% - 40.40%	Increase

Closed block policy liabilities	$1,046,458	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.2	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
		Instrument-specific credit risk		1.63%	0.92% - 1.74%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.42%		Decrease
			Cost of Capital	9.7%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate	5.46%		Increase
			Surrender Rate	2.01%		Increase

Funds withheld payable at interest	$(3,057,531)	Discounted cash flow	Duration/Weighted Average Life	8.35 years	0.0 years - 16.85 years	Decrease
			Contractholder Persistency	6.80%	3.60% - 16.80%	Decrease

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value March 31, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
			Instrument-specific credit risk	1.63%	0.92% - 1.74%	Decrease

Embedded derivative – interest-sensitive life products	$373,391	Policy persistency is a significant unobservable input.	Lapse Rate	3.35%		Decrease
			Mortality Rate	0.76%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption	3.67%		Increase
			Instrument-specific credit risk	1.63%	0.92% - 1.74%	Decrease

Embedded derivative – annuity products	$2,402,427	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.41%		Decrease
			Surrender Rate:
			Retail FIA	11.23%		Decrease
			Institutional FIA	16.68%		Decrease
			Mortality Rate:
			Retail FIA	2.13%		Decrease
			Institutional FIA	2.07%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	2.16%		Increase
			Institutional FIA	2.78%		Increase
			Instrument-specific credit risk	1.63%	0.92% - 1.74%	Decrease
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

Notes to Financial Statements (Continued)
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of March 31, 2023 and December 31, 2022:

		Fair Value Hierarchy
As of March 31, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$33,924,777	$—	$—	$30,972,550	$30,972,550
Policy loans	880,029	—	—	834,716	834,716
FHLB common stock and other investments	165,322	—	—	165,322	165,322
Funds withheld receivables at interest	2,792,712	—	2,792,712	—	2,792,712
Cash and cash equivalents	3,713,382	3,713,382	—	—	3,713,382
Restricted cash and cash equivalents	277,398	277,398	—	—	277,398
Total financial assets	$41,753,620	$3,990,780	$2,792,712	$31,972,588	$38,756,080
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$48,966,089	$—	$39,352,603	$7,268,330	$46,620,933
Funds withheld payables at interest	26,053,226	—	26,053,226	—	26,053,226
Debt obligations	2,157,283	—	—	1,816,578	1,816,578
Securities sold under agreements to repurchase	313,797	—	313,797	—	313,797
Total financial liabilities	$77,490,395	$—	$65,719,626	$9,084,908	$74,804,534

		Fair Value Hierarchy
As of December 31, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$34,303,183	$—	$—	$31,256,107	$31,256,107
Policy loans	868,911	—	—	789,726	789,726
FHLB common stock and other investments	163,289	—	—	163,289	163,289
Funds withheld receivables at interest	2,855,251	—	2,855,251	—	2,855,251
Cash and cash equivalents	6,118,231	6,118,231	—	—	6,118,231
Restricted cash and cash equivalents	308,383	308,383	—	—	308,383
Total financial assets	$44,617,248	$6,426,614	$2,855,251	$32,209,122	$41,490,987
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$48,403,949	$—	$38,328,025	$7,383,537	$45,711,562
Funds withheld payables at interest	26,227,183	—	26,227,183	—	26,227,183
Debt obligations	2,128,166	—	—	1,698,526	1,698,526
Securities sold under agreements to repurchase	805,316	—	805,316	—	805,316
Total financial liabilities	$77,564,614	$—	$65,360,524	$9,082,063	$74,442,587

Notes to Financial Statements (Continued)
11. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2023	December 31, 2022
Assets
Asset Management
Credit	$977,190	$1,121,775
Investments of Consolidated CFEs	24,013,221	22,492,366
Real Assets	194,451	202,153
Equity Method - Other	2,995,295	2,943,387
Other Investments	87,215	88,046
Total Asset Management	$28,267,372	$26,847,727
Insurance
Mortgage and other loan receivables	$773,917	$787,515
Other investments	288,208	335,168
Reinsurance recoverable	1,010,602	981,775
Total Insurance	$2,072,727	$2,104,458

Total Assets	$30,340,099	$28,952,185

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$23,804,584	$22,273,242
Total Asset Management	$23,804,584	$22,273,242
Insurance
Policy liabilities	$1,425,180	$1,410,951
Total Insurance	$1,425,180	$1,410,951

Total Liabilities	$25,229,764	$23,684,193

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(7,753)	$(6,971)	$(14,724)
Investments of Consolidated CFEs	(5,017)	317,881	312,864
Real Assets	—	(8,303)	(8,303)
Equity Method - Other	33,306	(75,743)	(42,437)
Other Investments	1,636	2,478	4,114
Total Asset Management	$22,172	$229,342	$251,514
Insurance
Mortgage and other loan receivables	$—	$(6,344)	$(6,344)
Other investments	—	(46,992)	(46,992)
Total Insurance	$—	$(53,336)	$(53,336)

Total Assets	$22,172	$176,006	$198,178

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$—	$(376,488)	$(376,488)
Total Asset Management	$—	$(376,488)	$(376,488)
Insurance
Policy liabilities	$—	$594	$594
Total Insurance	$—	$594	$594

Total Liabilities	$—	$(375,894)	$(375,894)

	Three Months Ended March 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(37,515)	$(15,834)	$(53,349)
Investments of Consolidated CFEs	2,949	(269,548)	(266,599)
Real Assets	85	24,685	24,770
Equity Method - Other	(16,333)	(45,468)	(61,801)
Other Investments	6,308	(7,685)	(1,377)
Total Asset Management	$(44,506)	$(313,850)	$(358,356)
Insurance
Mortgage and other loan receivables	$—	$(27,015)	$(27,015)
Other investments	—	27,737	27,737
Total Insurance	$—	$722	$722

Total Assets	$(44,506)	$(313,128)	$(357,634)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(785)	$226,058	225,273
Total Asset Management	$(785)	$226,058	$225,273
Insurance
Policy liabilities	$—	$2,992	$2,992
Total Insurance	$—	$2,992	$2,992

Total Liabilities	$(785)	$229,050	$228,265

Notes to Financial Statements (Continued)
12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Deferred acquisition costs	$930,468	$820,970
Value of business acquired	1,293,927	1,316,529
Cost-of-reinsurance assets	167,215	193,995
Total insurance intangibles	$2,391,610	$2,331,494
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	59,969	52,469	11,128	17,112	140,678
Amortization expense	(13,607)	(12,930)	(1,258)	(3,385)	(31,180)
Balance, as of the end of the period	$268,041	$407,352	$125,891	$129,184	$930,468

	Three Months Ended March 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$107,104	$179,449	$54,298	$56,730	$397,581
Capitalizations	28,519	51,769	21,894	19,233	121,415
Amortization expense	(5,023)	(5,639)	(1,439)	(1,876)	(13,977)
Balance, as of the end of the period	$130,600	$225,579	$74,753	$74,087	$505,019

Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization expense	(972)	(10,358)	(3,048)	(6,370)	(1,854)	(22,602)
Balance, as of the end of the period	$47,790	$652,938	$273,747	$235,408	$84,044	$1,293,927

	Three Months Ended March 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$52,723	$709,271	$292,323	$269,172	$94,479	$1,417,968
Amortization expense	(1,000)	(12,503)	(3,948)	(7,018)	(2,764)	(27,233)
Balance, as of the end of the period	$51,723	$696,768	$288,375	$262,154	$91,715	$1,390,735

Notes to Financial Statements (Continued)
The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization expense	(8,720)	(10,036)	(8,144)	(2,423)	(5,349)	(34,672)
Balance, as of the end of the period	$89,622	$135,574	$453,448	$97,353	$193,455	$969,452

	Three Months Ended March 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$136,227	$184,664	$500,264	$109,826	$211,296	$1,142,277
Amortization expense	(9,826)	(9,511)	(11,700)	(2,525)	(3,307)	(36,869)
Balance, as of the end of the period	$126,401	$175,153	$488,564	$107,301	$207,989	$1,105,408

Estimated future amortization of VOBA and Negative VOBA as of March 31, 2023 is as follows:

Years	VOBA	Negative VOBA	Total, net
Remainder of 2023	$66,010	$(91,650)	$(25,640)
2024	83,707	(101,747)	(18,040)
2025	78,737	(83,867)	(5,130)
2026	74,285	(69,700)	4,585
2027	70,024	(59,753)	10,271
2028	66,345	(51,968)	14,377
2029 and thereafter	854,819	(510,767)	344,052
Total	$1,293,927	$(969,452)	$324,475
Unearned revenue reserves and unearned front-end loads

	Three Months Ended March 31,
	2023	2022
	Preneed
Balance, as of the beginning of the period	$118,186	$55,510
Deferral	17,791	16,686
Amortized to income during the year	(2,517)	(1,280)
Balance, as of the end of the period	$133,460	$70,916
Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the three months ended March 31, 2023 and 2022, Global Atlantic observed that there was no significant change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts.

Notes to Financial Statements (Continued)
13. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	March 31, 2023	December 31, 2022
Policy liabilities:
Direct	$73,565,098	$71,833,991
Assumed	67,564,876	65,946,938
Total policy liabilities	141,129,974	137,780,929
Ceded(1)	(25,900,544)	(25,755,283)
Net policy liabilities	$115,229,430	$112,025,646
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

	As of March 31, 2023			As of December 31, 2022
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$82,004	$—	$82,004	$62,674	$—	$62,674
A+	1,902,082	—	1,902,082	1,849,918	—	1,849,918
A	2,417,311	—	2,417,311	2,491,461	—	2,491,461
A-	4,727,882	4,095,671	632,211	5,397,767	4,197,739	1,200,028
B++	29,788	—	29,788	37,939	—	37,939
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	(221)	—	—	(221)	—	—
Not rated or private rating(5)	19,771,749	18,900,024	871,725	20,994,058	18,541,678	2,452,380
Total	$28,930,595	$22,995,695	$5,935,121	$30,833,596	$22,739,417	$8,094,400
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $8.8 million and $41.2 million as of March 31, 2023 and December 31, 2022, respectively, held against reinsurance recoverable.
(5)Includes $19.8 billion and $21.0 billion as of March 31, 2023 and December 31, 2022, respectively, associated with cessions to Ivy Re Limited and Ivy Re II Limited, wholly owned subsidiaries of Ivy Co-Invest Vehicle LLC and Ivy Co-Invest Vehicle II LLC, and collectively the “Ivy Vehicles,” which are co-investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of March 31, 2023 and December 31, 2022, Global Atlantic had $2.8 billion and $2.9 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts, respectively. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2023	2022
Net premiums:
Direct	$32,653	$36,573
Assumed	618,730	401,515
Ceded	(177,759)	(65,944)
Net premiums	$473,624	$372,144

	Three Months Ended March 31,
	2023	2022
Policy fees:
Direct	$227,857	$236,337
Assumed	104,589	77,778
Ceded	(18,644)	(333)
Net policy fees	$313,802	$313,782
.

	Three Months Ended March 31,
	2023	2022
Net policy benefits and claims:
Direct	$948,119	$4,462
Assumed	1,016,936	600,219
Ceded	(438,001)	(91,503)
Net policy benefits and claims	$1,527,054	$513,178
Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $25.9 billion and $26.1 billion of collateral in the form of funds withheld payable on behalf of its reinsurers as of March 31, 2023 and December 31, 2022, respectively. As of both March 31, 2023 and December 31, 2022, reinsurers held collateral of $1.3 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of March 31, 2023 and December 31, 2022, these trusts held in excess of the $67.2 billion and $65.8 billion of assets it is required to hold in order to support reserves of $64.0 billion and $62.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $43.5 million and $31.3 million as restricted as of March 31, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three months ended March 31, 2023 and 2022, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$322,744	$(9,786)
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$322,744	$(9,786)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	861,108,510	592,202,835
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.37	$(0.02)

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	861,108,510	592,202,835
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	26,060,826	—
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	887,169,336	592,202,835
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.36	$(0.02)
(1)For the three months ended March 31, 2023 and 2022, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was anti-dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were not included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory Convertible Preferred dividends were not added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)For the three months ended March 31, 2023, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership. For the three months ended March 31, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock.

Notes to Financial Statements (Continued)
Exchangeable Securities
For the three months ended March 31, 2023 and 2022, KKR Holdings Units and vested restricted holdings units (as defined in Note 20 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. As of May 31, 2022, there are no outstanding KKR Holdings Units. See Note 1 "Organization" in our financial statements.

	Three Months Ended March 31,
	2023	2022
Weighted Average KKR Holdings Units	—	258,726,163
Weighted Average Vested Restricted Holdings Units	2,695,142	1,376,655
Total	2,695,142	260,102,818
Market Condition Awards
For the three months ended March 31, 2023 and 2022, 22.5 million and 17.0 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 20 "Equity Based Compensation" in our financial statements.

Notes to Financial Statements (Continued)
15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2023	December 31, 2022
Asset Management
Unsettled Investment Sales (1)	$138,125	$90,072
Receivables	32,577	26,119
Due from Broker (2)	108,428	160,533
Deferred Tax Assets, net (See Note 19)	55,154	54,769
Interest Receivable	244,421	223,660
Fixed Assets, net (3)	859,193	857,903
Foreign Exchange Contracts and Options (4)	573,820	668,716
Goodwill (5)	587,698	594,270
Intangible Assets (6)	1,725,741	1,747,891
Derivative Assets	17,404	7,519
Prepaid Taxes	62,030	68,107
Prepaid Expenses	53,156	48,233
Operating Lease Right of Use Assets (7)	348,026	344,022
Deferred Financing Costs	23,559	16,382
Other	218,998	289,430
Total Asset Management	$5,048,330	$5,197,626

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$622,623	$663,280
Deferred Tax Assets, net	2,069,675	2,272,153
Derivative Assets	905,767	724,390
Accrued Investment Income	1,051,997	1,130,103
Goodwill(9)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	271,765	276,176
Operating Lease Right of Use Assets(7)	179,421	175,035
Premiums and Other Account Receivables	140,546	141,551
Other	145,652	121,114
Prepaid Taxes	22,675	22,851
Market risk benefit asset	9,350	13,180
Total Insurance	$5,920,967	$6,041,329

Total Other Assets	$10,969,297	$11,238,955
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $204.6 million and $188.8 million as of March 31, 2023 and December 31, 2022, respectively. Depreciation and amortization expense of $15.8 million and $12.7 million for the three months ended March 31, 2023 and 2022, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements for the net changes in fair value associated with these instruments.
(5)As of March 31, 2023, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of March 31, 2023, there are approximately $(4.8) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions" in our financial statements).
(6)As of March 31, 2023, there are approximately $(16.3) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions" in our financial statements).
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $15.7 million and $12.2 million for the three months ended March 31, 2023 and 2022, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended March 31, 2023 and 2022, the operating lease cost was $6.8 million and $5.9 million, respectively. Insurance lease right-of-use assets are reported net of $22.8 million and $21.8 million in deferred rent and lease incentives as of March 31, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 15 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million for both the three months ended March 31, 2023 and 2022.
(9)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million. The insurance segment reported a negative equity carrying amount as of March 31, 2023 and December 31, 2022 primarily due to unrealized losses on available-for-sale fixed maturity investment portfolio. Global Atlantic expects that substantially all of these unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. KKR evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired.

Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2023	December 31, 2022
Asset Management
Amounts Payable to Carry Pool (1)	$1,957,104	$1,872,568
Unsettled Investment Purchases (2)	605,769	416,822
Securities Sold Short (3)	100,861	158,752
Derivative Liabilities	6,117	11,018
Accrued Compensation and Benefits	277,194	265,712
Interest Payable	397,899	363,849
Foreign Exchange Contracts and Options (4)	276,405	406,746
Accounts Payable and Accrued Expenses	193,222	216,688
Taxes Payable	278,678	136,245
Uncertain Tax Positions	38,988	56,032
Unfunded Revolver Commitments	112,534	137,315
Operating Lease Liabilities (5)	353,156	347,901
Deferred Tax Liabilities, net (See Note 19)	1,693,513	1,667,740
Other Liabilities	1,501,307	414,387
Total Asset Management	$7,792,747	$6,471,775

Insurance
Unsettled Investment Purchases(2)	$476,863	$208,941
Collateral on Derivative Instruments	644,591	466,371
Accrued Expenses	644,556	600,633
Insurance Operations Balances in Course of Settlement	129,404	949,383
Securities Sold Under Agreements to Repurchase	313,797	805,316
Derivative Liabilities	618,268	934,107
Accrued Employee Related Expenses	312,856	322,698
Operating Lease Liabilities(5)	200,694	195,001
Tax Payable to Former Parent Company	60,498	67,086
Interest Payable	32,321	13,329
Accounts and Commissions Payable	20,558	25,261
Other Tax Related Liabilities	10,693	12,249
Total Insurance	$3,465,099	$4,600,375

Total Accrued Expenses and Other Liabilities	$11,257,846	$11,072,150
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.
(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements for the net changes in fair value associated with these instruments.

Notes to Financial Statements (Continued)
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 10.2 years and 10.4 years as of March 31, 2023 and December 31, 2022, respectively. The weighted average discount rates were 2.6% and 2.5% as of March 31, 2023 and December 31, 2022, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.6 years and 7.0 years as of March 31, 2023 and December 31, 2022, respectively. The weighted average discount rate was 4.1% and 3.6% as of March 31, 2023 and December 31, 2022, respectively. The weighted average remaining lease terms for land were 25.9 years and 26.9 years as of March 31, 2023 and December 31, 2022, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2023, KKR's commitments to these unconsolidated investment funds were $3.4 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2023. Additionally, Global Atlantic also has unfunded commitments of $24.3 million in relation to other limited partnership interests as of March 31, 2023.
As of March 31, 2023 and December 31, 2022, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2023	December 31, 2022
Investments - Asset Management	$7,204,647	$6,862,712
Due from (to) Affiliates, net	1,530,529	1,356,308
Maximum Exposure to Loss - Asset Management	$8,735,176	$8,219,020

Other Investment in Partnership - Insurance	$251,049	$295,808
Investment in Renewable Partnerships - Insurance	28,933	30,177
Maximum Exposure to Loss - Insurance	$279,982	$325,985

Total Maximum Exposure to Loss	$9,015,158	$8,545,005

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

Notes to Financial Statements (Continued)
KKR's Asset Management debt obligations consisted of the following:

		March 31, 2023			December 31, 2022
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,500,000	$—	$—
KCM Credit Agreement (1)		727,303	—	—	723,132	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (2)
KKR ¥25 billion (or $188.5 million) 0.509% Notes Due 2023 (8)	(5)	—	—	—	—	189,432	189,447
KKR ¥5 billion (or $37.7 million) 0.764% Notes Due 2025	(5)	—	37,475	37,623	—	37,646	37,625
KKR ¥36.4 billion (or $274.5 million) 1.054% Notes Due 2027	(5)	—	273,246	272,812	—	274,628	271,081
KKR €650 million (or $706.9 million) 1.625% Notes Due 2029	(6)	—	701,176	564,264	—	687,928	565,003
KKR $750 million 3.750% Notes Due 2029	(5)	—	744,444	697,380	—	744,222	675,413
KKR ¥4.9 billion (or $36.9 million) 1.244% Notes Due 2029	(5)	—	36,480	36,517	—	36,657	36,020
KKR $750 million 4.850% Notes Due 2032	(5)	—	741,877	722,010	—	741,655	701,610
KKR ¥6.2 billion (or $46.7 million) 1.437% Notes Due 2032	(5)	—	46,199	45,789	—	46,431	44,800
KKR ¥7.5 billion (or $56.6 million) 1.553% Notes Due 2034	(5)	—	55,919	54,887	—	56,204	53,477
KKR ¥5.5 billion (or $41.5 million) 1.795% Notes Due 2037	(5)	—	40,887	39,932	—	41,097	38,550
KKR ¥10.3 billion (or $77.7 million) 1.595% Notes Due 2038	(5)	—	76,737	72,191	—	77,134	69,565
KKR $500 million 5.500% Notes Due 2043 (7)	(5)	—	490,504	472,657	—	490,494	455,287
KKR $1.0 billion 5.125% Notes Due 2044 (7)	(5)	—	964,471	849,028	—	964,726	845,944
KKR $500 million 3.625% Notes Due 2050	(5)	—	492,819	343,530	—	492,753	343,490
KKR $750 million 3.500% Notes Due 2050 (7)	(5)	—	736,572	504,716	—	736,451	503,862
KKR $750 million 3.250% Notes Due 2051	(5)	—	739,920	474,023	—	739,832	475,920
KKR $500 million 4.625% Notes Due 2061	(6)	—	486,488	370,600	—	486,399	340,400
KFN $500 million 5.500% Notes Due 2032	(3)	—	495,632	437,614	—	495,511	417,551
KFN $120 million 5.200% Notes Due 2033	(3)	—	118,804	101,535	—	118,773	96,502
KFN $70 million 5.400% Notes Due 2033	(3)	—	69,071	60,010	—	69,048	57,042
KFN Issued Junior Subordinated Notes (4)	(3)	—	237,798	194,541	—	237,471	189,673
		2,977,303	7,586,519	6,351,659	2,973,132	7,764,492	6,408,262

Other Debt Obligations(1)(7)		6,210,155	34,933,257	34,764,981	4,837,893	32,834,121	32,649,546

		$9,187,458	$42,519,776	$41,116,640	$7,811,025	$40,598,613	$39,057,808
(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Borrowing outstanding includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.

(3)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(4)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 7.3% and 6.9% and the weighted average years to maturity is 13.5 years and 13.8 years as of March 31, 2023 and December 31, 2022, respectively.
(5)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(6)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(7)As of March 31, 2023 and December 31, 2022, the borrowing outstanding and fair value reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.
(8)On March 22, 2023, the 2023 Notes matured, and KKR Group Finance Co. IV LLC repaid the principal and accrued interest in full.

Notes to Financial Statements (Continued)

Asset Management Revolving Credit Facilities
KCM Short-Term Credit Agreement
On April 7, 2023, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the "KCM Borrowers") replaced their existing 364-day revolving credit agreement with a new 364-day revolving credit agreement (the "KCM Short-Term Credit Agreement”) with Mizuho Bank, Ltd., as administrative agent, and one or more lenders party thereto. The KCM Short-Term Credit Agreement replaces the prior 364-day revolving credit agreement, dated as of April 8, 2022, between the KCM Borrowers and the administrative agent, and one or more lenders party to the KCM Short-Term Agreement, which was terminated according to its terms on April 7, 2023. The KCM Short-Term Credit Agreement provides for revolving borrowings up to $750 million, expires on April 5, 2024, and ranks pari passu with the existing $750 million revolving credit facility provided by them for KKR's capital markets business (the "KCM Credit Agreement").
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
Asset Management Notes Issued and Repayments in 2023
Repayment of 2023 Notes
On March 23, 2018, KKR Group Finance Co. IV LLC, an indirect subsidiary of KKR & Co. Inc., issued ¥40.3 billion aggregate principal amount of its (i) ¥25.0 billion 0.509% Senior Notes due 2023 (the "2023 Notes"), (ii) ¥5.0 billion 0.764% Senior Notes due 2025 (the "2025 Notes") and (iii) ¥10.3 billion 1.595% Senior Notes due 2038 (the "2038 Notes" and, together with the 2023 Notes and the 2025 Notes, the "JPY Notes"). On March 22, 2023, the 2023 Notes matured, and KKR Group Finance Co. IV LLC repaid the principal and accrued interest in full.
Other Asset Management Debt Obligations
As of March 31, 2023, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$6,210,155	$11,128,673	$10,960,397	5.9%	5.0
Debt Obligations of Consolidated CLOs	—	23,804,584	23,804,584	(2)	9.6
	$6,210,155	$34,933,257	$34,764,981
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.4 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 5.7%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2023, the fair value of the consolidated CLO assets was $25.3 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Notes to Financial Statements (Continued)
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	March 31, 2023			December 31, 2022
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$600,000	$400,000	$400,000	$600,000	$400,000	$400,000
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	443,500		500,000	419,550
Global Atlantic senior notes, due June 2031		650,000	512,720		650,000	478,335
Global Atlantic subordinated debentures, due October 2051		750,000	603,075		750,000	572,475
		2,300,000	$1,959,295		2,300,000	$1,870,360
Purchase accounting adjustments(1)		42,507			43,285
Debt issuance costs, net of accumulated amortization		(17,356)			(17,623)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(167,868)			(197,496)
		$2,157,283			$2,128,166
(1)For the three months ended March 31, 2023 and 2022, the amortization of the purchase accounting adjustments was $778 thousand and $5.4 million, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2023. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of March 31, 2023.

18. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Policyholders’ account balances	$114,180,191	$112,281,236
Liability for future policy benefits	15,134,462	14,445,920
Additional liability for annuitization, death, or other insurance benefits	4,998,425	4,970,969
Market risk benefit liability	764,407	682,038
Other policy-related liabilities(1)	6,052,489	5,400,766
Total policy liabilities	$141,129,974	$137,780,929
(1)Other policy-related liabilities as of March 31, 2023, and December 31, 2022, primarily consists of negative VOBA (both $1.0 billion, respectively), policy liabilities accounted under a fair value option (both $1.3 billion, respectively), embedded derivatives associated with contractholder deposit funds ($2.8 billion and $2.2 billion, respectively) and outstanding claims ($322.8 million and $253.7 million, respectively).

Notes to Financial Statements (Continued)
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the three months ended March 31, 2023 and 2022, and the policyholders’ account balances weighted average crediting rating, net amount at risk, and cash surrender value as of those dates:

	Three Months Ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$48,510,703	$29,123,926	$17,397,185	$7,535,489	$9,713,933	$112,281,236
Issuances and premiums received	3,416,916	1,640,745	144,797	—	100,616	5,303,074
Benefit payments, surrenders, and withdrawals	(2,329,373)	(937,627)	(230,514)	(224,107)	(401,156)	(4,122,777)
Interest(2)	340,106	114,739	107,298	51,423	74,209	687,775
Other, including changes in assumptions and fair value changes	(63,346)	(45,130)	(25,172)	86,057	78,474	30,883
Balance as of end of period	$49,875,006	$29,896,653	$17,393,594	$7,448,862	$9,566,076	$114,180,191
Less: reinsurance recoverable	(6,699,771)	(3,311,541)	(3,467,814)	—	(3,119,287)	(16,598,413)
Balance as of end of period, net of reinsurance recoverable	$43,175,235	$26,585,112	$13,925,780	$7,448,862	$6,446,789	$97,581,778

Average interest rate	2.85%	1.70%	3.09%	2.75%	2.69%	2.53%
Net amount at risk, gross of reinsurance(3)	$—	$—	$84,498,038	$—	$1,182,896	$85,680,934
Cash surrender value(4)	$40,420,172	$27,236,116	$12,948,054	$—	$4,744,008	$85,348,350
_________________
(1)“Other” consists of activity related to payout annuities (without life contingencies), preneed, variable annuities and life products.
(2)Interest includes interest credited to policyholders’ account values, and interest accreted in other components of the policyholder account balance, including investment-type contract values, host amounts for contractholder deposits with embedded derivatives, funding agreements and other associated reserves.
(3)Net amount at risk represents the difference between the face value of the insurance policy and the reserve accumulated under that same policy.
(4)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

	Three Months Ended March 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$42,408,740	$25,204,787	$17,391,996	$6,014,553	$6,624,562	$97,644,638
Issuances and premiums received	3,482,317	1,823,616	329,744	1,098,944	545,977	7,280,598
Benefit payments, surrenders, and withdrawals	(1,419,191)	(471,071)	(151,078)	(21,380)	(192,667)	(2,255,387)
Interest(2)	226,379	62,588	132,030	20,688	47,750	489,435
Other, including changes in assumptions and fair value changes	(75,628)	(6,323)	(262,728)	(176,298)	(9,845)	(530,822)
Balance as of end of period	$44,622,617	$26,613,597	$17,439,964	$6,936,507	$7,015,777	$102,628,462
Less: reinsurance recoverable	(6,156,662)	(3,428,559)	(3,505,464)	—	(977,158)	(14,067,843)
Balance as of end of period, net of reinsurance recoverable	$38,465,955	$23,185,038	$13,934,500	$6,936,507	$6,038,619	$88,560,619

Average interest rate	2.18%	0.99%	3.09%	1.30%	2.82%	1.96%
Net amount at risk, gross of reinsurance(3)	$—	$—	$85,001,809	$—	$1,198,892	$86,200,701
Cash surrender value(4)	$36,377,347	$22,208,964	$13,596,619	$—	$3,667,881	$75,850,811
_________________
(1)“Other” consists of activity related to payout annuities (without life contingencies), preneed, variable annuities and life products.
(2)Interest includes interest credited to policyholders’ account values, and interest accreted in other components of the policyholder account balance, including investment-type contract values, host amounts for contractholder deposits with embedded derivatives, funding agreements and other associated reserves.
(3)Net amount at risk represents the difference between the face value of the life insurance policy and the reserve accumulated under that same policy.
(4)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

Notes to Financial Statements (Continued)
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums. Account values, as disclosed below differs from policyholder account balances as it excludes balances associated with index credits, contractholder deposit fund host balances, funding agreements, and other associated reserves. In addition, policyholder account balances include discounts and premiums on assumed business which are not reflected in account values.

	As of March 31, 2023
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$2,642,851	$24,180	$830,147	$4,508,872	$22,810,695	$30,816,745
1.00% - 1.99%	1,918,437	1,236,507	1,067,686	1,877,808	3,228,314	9,328,752
2.00% - 2.99%	1,045,214	49,926	10,330	18,721	599,005	1,723,196
3.00% - 4.00%	12,466,503	440,291	148,892	493,461	136,469	13,685,616
Greater than 4.00%	7,712,398	1,645,085	64,073	5,978	55,589	9,483,123
Total	$25,785,403	$3,395,989	$2,121,128	$6,904,840	$26,830,072	$65,037,432
Percentage of total	40%	5%	3%	11%	41%	100%

	As of December 31, 2022
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$3,211,064	$25,500	$847,989	$4,669,081	$20,158,257	$28,911,891
1.00% - 1.99%	2,350,348	1,171,911	1,077,219	1,910,863	2,820,473	9,330,814
2.00% - 2.99%	1,096,383	53,360	9,747	1,222	590,032	1,750,744
3.00% - 4.00%	12,505,278	417,005	147,812	494,726	136,429	13,701,250
Greater than 4.00%	7,822,274	1,596,918	65,498	6,087	55,589	9,546,366
Total	$26,985,347	$3,264,694	$2,148,265	$7,081,979	$23,760,780	$63,241,065
Percentage of total	43%	5%	3%	11%	38%	100%

Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023			March 31, 2022
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected net premiums
Balance as of beginning of the period	$—	$(255,401)	$(255,401)	$—	$(329,716)	$(329,716)

Balance at original discount rate	$—	$(303,610)	$(303,610)	$—	$(334,780)	$(334,780)
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	992	992	—	5,148	5,148
Adjusted beginning of period balance	—	(302,618)	(302,618)	—	(329,632)	(329,632)
Interest	—	(1,206)	(1,206)	—	(1,180)	(1,180)
Net premiums collected	—	8,283	8,283	—	9,815	9,815
Ending balance at original discount rate	—	(295,541)	(295,541)	—	(320,997)	(320,997)
Effect of changes in discount rate assumptions	—	43,489	43,489	—	20,194	20,194
Balance as of the end of the period	$—	$(252,052)	$(252,052)	$—	$(300,803)	$(300,803)

Notes to Financial Statements (Continued)

	Three months ended
	March 31, 2023			March 31, 2022
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected future policy benefits
Balance as of beginning of the period	$14,021,514	$679,807	$14,701,321	$16,302,904	$883,399	$17,186,303

Balance at original discount rate	$17,180,626	$806,555	$17,987,181	$16,443,480	$895,295	$17,338,775
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(7,777)	3,539	(4,238)	(606)	(3,733)	(4,339)
Adjusted beginning of period balance	17,172,849	810,094	17,982,943	16,442,874	891,562	17,334,436
Issuances	559,421	15	559,436	332,874	2,463	335,337
Interest	93,654	2,467	96,121	71,690	4,152	75,842
Benefit payments	(389,426)	(25,861)	(415,287)	(376,446)	(28,298)	(404,744)
De-recognition (lapses and withdrawals)	—	—	—	—	(2,267)	(2,267)
Ending balance at original discount rate	17,436,498	786,715	18,223,213	16,470,992	867,612	17,338,604
Effect of changes in discount rate assumptions	(2,721,312)	(115,387)	(2,836,699)	(1,564,311)	(53,181)	(1,617,492)
Balance as of the end of the period	14,715,186	671,328	15,386,514	14,906,681	814,431	15,721,112
Net liability for future policy benefits	14,715,186	419,276	15,134,462	14,906,681	513,628	15,420,309
Less: reinsurance recoverable(3)	(7,636,570)	1,750	(7,634,820)	(7,906,865)	(4,609)	(7,911,474)
Net liability for future policy benefits, net of reinsurance recoverables	$7,078,616	$421,026	$7,499,642	$6,999,816	$509,019	$7,508,835
_________________
(1)Payout annuities generally only have a single premium received at contract inception. As a result, the liability for future policy benefits generally would not reflect a present value for future premiums for payout annuities.
(2)“Other” consists of activity related to variable annuities, traditional life insurance, preneed insurance and fixed-rate annuity products.
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $237.1 million and $(814.3) million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statement of operations for the three months ended March 31, 2023 and 2022:

	Gross premiums
	Three months ended March 31,
	2023	2022
Payout annuities	$492,727	$290,782
Other	14,391	17,514
Total products	$507,118	$308,296
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Payout annuities	Other
Weighted-average interest rates, original discount rate	2.95%	2.52%
Weighted-average interest rates, current discount rate	4.81%	4.80%
Weighted-average liability duration (years, current rates)	8.53	9.33

Notes to Financial Statements (Continued)

	As of December 31, 2022
	Payout annuities	Other
Weighted-average interest rates, original discount rate	2.76%	2.50%
Weighted-average interest rates, current discount rate	5.04%	5.03%
Weighted-average liability duration (years, current rates)	8.39	9.32
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Payout annuities	Other
Expected future benefit payments, undiscounted	$24,718,978	$957,987
Expected future benefit payments, discounted (original discount rate)	17,436,498	786,715
Expected future benefit payments, discounted (current discount rate)	14,715,186	671,328

Expected future gross premiums, undiscounted	—	506,463
Expected future gross premiums, discounted (original discount rate)	—	415,515
Expected future gross premiums, discounted (current discount rate)	—	341,251

	As of December 31, 2022
	Payout annuities	Other
Expected future benefit payments, undiscounted	$23,980,780	$986,614
Expected future benefit payments, discounted (original discount rate)	17,321,202	812,773
Expected future benefit payments, discounted (current discount rate)	14,021,514	680,807

Expected future gross premiums, undiscounted	—	524,122
Expected future gross premiums, discounted (original discount rate)	—	431,466
Expected future gross premiums, discounted (current discount rate)	—	356,968
Significant inputs, judgments and assumptions in measuring future policyholder benefits
Significant policyholder behavior assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews all assumptions at least annually, and more frequently if necessary.
For the three months ended March 31, 2023 and 2022, Global Atlantic recognized $(206.3) million and $632.3 million in other comprehensive income, respectively, due to changes in the future policy benefits estimate from updating discount rates. During three months ended March 31, 2023 and 2022, there were no changes to the methods used to determine the discount rates.

Notes to Financial Statements (Continued)
Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Balance as of beginning of period	$5,104,810	$4,832,678
Effect of changes in experience	(21,177)	18,338
Adjusted balance as of beginning of period	5,083,633	4,851,016
Issuances	5,684	5,356
Assessments	85,683	123,692
Benefits paid	(84,913)	(115,920)
Interest	26,296	36,585
Balance as of end of period	5,116,383	4,900,729
Less: impact of unrealized investment gain and losses	117,958	86,032
Less: reinsurance recoverable, end of period	—	—
Balance, end of period, net of reinsurance recoverable and impact of unrealized investment gains and losses	$4,998,425	$4,814,697
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Gross assessments
	Three months ended March 31,
	2023	2022
Total amount recognized within revenue in the consolidated statements of operations	$146,376	$140,571
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of March 31, 2023 and December 31, 2022:

As of March 31, 2023
Weighted-average interest, current discount rate	3.00%
Weighted-average liability duration (years)	27.82

As of December 31, 2022
Weighted-average interest, current discount rate	3.00%
Weighted-average liability duration (years)	28.21
Significant inputs, judgments and assumptions used in measuring the additional liabilities for annuitization, death, or other insurance benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality and lapse rates. Global Atlantic reviews all assumptions at least annually, and more frequently if necessary.

Notes to Financial Statements (Continued)
Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Three months ended
	March 31, 2023			March 31, 2022
	Fixed-indexed annuity	Variable- and other annuities	Total	Fixed-indexed annuity	Variable- and other annuities	Total
Balance as of beginning of period	$548,536	$120,322	$668,858	$1,188,355	$255,048	$1,443,403

Balance as of beginning of period, before impact of changes in instrument-specific credit risk	$656,880	$150,633	$807,513	$1,183,116	$254,972	$1,438,088
Issuances	(36)	(9)	(45)	364	42,006	42,370
Interest	8,854	1,957	10,811	1,757	392	2,149
Attributed fees collected	24,143	21,095	45,238	21,840	21,274	43,114
Benefit payments	(802)	(18)	(820)	(567)	(99)	(666)
Effect of changes in interest rates	71,737	49,005	120,742	(188,551)	(126,547)	(315,098)
Effect of changes in equity markets	(3,822)	(21,986)	(25,808)	9,815	61,803	71,618
Effect of actual experience different from assumptions	772	(12,676)	(11,904)	10,106	(7,275)	2,831
Effect of changes in assumptions	—	—	—	—	—	—
Balance as of end of period before impact of changes in instrument-specific credit risk	757,726	188,001	945,727	1,037,880	246,526	1,284,406
Effect of changes in instrument-specific credit risk	(146,505)	(44,165)	(190,670)	(133,204)	(34,083)	(167,287)
Balance as of end of period	611,221	143,836	755,057	904,676	212,443	1,117,119
Less: reinsurance recoverable as of the end of the period	—	(14,913)	(14,913)	—	—	—
Balance as of end of period, net of reinsurance recoverable	$611,221	$128,923	$740,144	$904,676	$212,443	$1,117,119

Net amount at risk	$3,980,500	$1,277,299	$5,257,799	$3,376,844	$858,622	$4,235,466
Weighted-average attained age of contract holders (years)	70	71	70	70	69	70
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed annuities	$9,279	$620,500	$(611,221)	$13,150	$561,686	$(548,536)
Variable- and other annuities	71	143,907	(143,836)	30	120,352	(120,322)
Total	$9,350	$764,407	$(755,057)	$13,180	$682,038	$(668,858)
Significant inputs, judgments, and assumptions used in measuring market risk benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, lapse rates and utilization rates. Global Atlantic reviews all assumptions at least annually, and more frequently if evidence suggests.
Separate account liabilities
Separate account assets and liabilities consist of investment accounts established and maintained by Global Atlantic for certain variable annuity and interest-sensitive life insurance contracts. Some of these contracts include minimum guarantees such as GMDBs and GMWBs that guarantee a minimum payment to the policyholder.

Notes to Financial Statements (Continued)
The assets that support these variable annuity and interest-sensitive life insurance contracts are measured at fair value and are reported as separate account assets on the consolidated statements of financial condition. An equivalent amount is reported as separate account liabilities. Market risk benefit assets and liabilities for minimum guarantees are valued and presented separately from separate account assets and separate account liabilities. For more information on market risk benefits see “–Market risk benefits” in this footnote. Policy charges assessed against the policyholders for mortality, administration and other services are included in “Policy fees” in the consolidated statements of operations.
The following table presents the balances of and changes in separate account liabilities:

	March 31, 2023			March 31, 2022
	Variable annuities	Interest-sensitive life	Total	Variable annuities	Interest-sensitive life	Total
Balance as of beginning of period	$3,627,769	$503,025	$4,130,794	$4,922,704	$663,724	$5,586,428
Premiums and deposits	10,655	3,581	14,236	8,508	3,694	12,202
Surrenders, withdrawals and benefit payments	(108,408)	(3,716)	(112,124)	(124,258)	(5,788)	(130,046)
Investment performance	141,071	31,944	173,015	(313,829)	(39,746)	(353,575)
Other	(29,652)	(11,466)	(41,118)	(33,589)	(11,678)	(45,267)
Balance as of end of period	$3,641,435	$523,368	$4,164,803	$4,459,536	$610,206	$5,069,742

Cash surrender value as of end of period(1)	$3,641,435	$523,368	$4,164,803	$4,459,536	$610,206	$5,069,742
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.

The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	March 31, 2023	December 31, 2022
Asset type:
Managed volatility equity/fixed income blended fund	$2,221,153	$2,246,803
Equity	1,686,721	1,634,357
Fixed income	157,531	156,594
Money market	98,667	92,284
Alternative	731	756
Total assets supporting separate account liabilities	$4,164,803	$4,130,794

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
The effective tax rates were 36.4% and 2.8% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory rate primarily due to the mix of asset management and insurance income (loss) along with a substantial portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership,
Based on all available evidence as of December 31, 2022, Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. As of December 31, 2022, Global Atlantic recorded $89.3 million of valuation allowance allocated to other comprehensive income associated with the unrealized tax capital losses in the available for sale securities portfolio. There was no change in the valuation allowance recorded as of March 31, 2023. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will eventually be realized.
During the three months ended March 31, 2023, there was a decrease of $9.3 million to KKR’s uncertain tax positions primarily due to the settlement of local tax audits conducted for the years ended 2010 through 2014.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA were effective as of January 1, 2023. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022. KKR reviewed the impact on income taxes and concluded there was no impact to the financial statements in the period ended March 31, 2023. KKR will continue to evaluate the potential future impacts of the IRA, and will continue to review and monitor the issuance of additional guidance.

Notes to Financial Statements (Continued)
20. EQUITY BASED COMPENSATION

	Three Months Ended March 31,
	2023	2022
KKR Equity Incentive Plan Awards(1)	$129,272	$115,144
(1)Includes $3.0 million and $2.1 million of equity based compensation related to our insurance business for the three months ended March 31, 2023 and 2022, respectively.

Asset Management
KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of March 31, 2023, 68,758,469 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.
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
As of March 31, 2023, there was approximately $495.6 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.5 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2023 through March 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	16,170,064	$45.82
Granted	143,064	49.76
Vested	—	—
Forfeitures	(76,360)	50.43
Balance, March 31, 2023	16,236,768	$45.83
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
As of March 31, 2023, there was approximately $384.4 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.3 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2023 through March 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	26,198,531	$25.30
Granted	—	—
Vested	(130,000)	20.49
Forfeitures	(200,000)	19.87
Balance, March 31, 2023	25,868,531	$25.37
As of March 31, 2023, 19.0 million of these Market Condition awards have met their market price based vesting condition.
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
As of March 31, 2023, there was approximately $544.3 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from April 1, 2023 to December 31, 2026. As of March 31, 2023, none of these Co-CEO awards have met their market price based vesting condition.
Insurance
Global Atlantic recognized $18.7 million and $20.6 million of expense related to equity-based compensation and long-term incentive awards for the three months ended March 31, 2023 and 2022, respectively.
No equity-based compensation costs were capitalized during the three months ended March 31, 2023 and 2022.

Notes to Financial Statements (Continued)
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
Global Atlantic recognized $3.0 million and $2.1 million of total equity-based compensation expense for the three months ended March 31, 2023 and 2022 associated with these awards, respectively.
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

Notes to Financial Statements (Continued)
Global Atlantic began recognizing long-term incentive expense for the book value awards described above at the grant dates, based on their initial value, net of a 4% estimated forfeiture rate. Global Atlantic adjusts expense periodically for changes in book value until the awards are settled or forfeited. Expense recognized on forfeited awards is reversed in the period of forfeiture. The table below presents the activity related to book value awards for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Outstanding amount as of beginning of period	$138,595	$145,000
Granted	28,619	20,205
Forfeited	(494)	(874)
Vested and issued	(27,057)	(39,029)
Outstanding amount as of end of period	$139,663	$125,302
Global Atlantic recognized $15.7 million and $18.5 million of compensation expense for the three months ended March 31, 2023 and 2022 associated with these awards, respectively. As of March 31, 2023 and December 31, 2022, the remaining unamortized compensation expenses of $94.2 million and $98.1 million are expected to be recognized over a remaining average period of 2.34 years and 2.45 years, respectively.
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
The aggregate value of the GA Equity Incentive Plan awards at the initial date of grant was $197.0 million, based on the intrinsic value of the book value component ($5.0 million), as determined by applying the book value profit share percentage rate to Global Atlantic’s net book value growth at the date of grant, and the fair value of the market value and AUM components at the date of grant ($192.0 million, collectively), based on the projected growth in value of each component over the 5-year vesting schedule and applying a forfeiture rate of 0%. Expense is remeasured accordingly at each reporting period and adjusted as needed until the awards are forfeited or settled.
During the three months ended March 31, 2023 and 2022, 77 and no incentive units were granted to employees, and 27 and 8 incentive units were forfeited, respectively. As of March 31, 2023 and December 31, 2022, there were approximately 895 and 845 incentive units outstanding under the Plan, respectively.
Global Atlantic recorded compensation expense of $38.4 million and $17.3 million for the three months ended March 31, 2023 and 2022, respectively, related to periodic change in expense for the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities. As of March 31, 2023 and December 31, 2022, there was approximately $108.7 million and $118.3 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 2.84 years and 3.09 years, respectively.

Notes to Financial Statements (Continued)
21. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2023	December 31, 2022
Amounts due from unconsolidated investment funds	$1,561,233	$1,401,766
Amounts due from portfolio companies	286,636	261,537
Due from Affiliates	$1,847,869	$1,663,303
Due to Affiliates consists of:

	March 31, 2023	December 31, 2022
Amounts due to current and former employees under the tax receivable agreement (1)	$404,566	$420,599
Amounts due to unconsolidated investment funds	30,704	45,458
Due to Affiliates	$435,270	$466,057
(1)See Note 1 "Organization" in our financial statements.

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
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate related charges and (iv) non-recurring items, if any. Strategic corporate related items arise from corporate actions and consist primarily of (i) impairments, (ii) transaction costs from strategic acquisitions, and (iii) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Segment operating earnings for the asset management and insurance segments is further defined as follows:
•Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized gains (losses) on investments, (ii) unrealized carried interest, and (iii) related unrealized carried interest compensation (carry pool). Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies, are included in Asset Management Segment Operating Earnings.
•Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment. This measure is presented before income taxes and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, and (iv) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings excludes the impact of: (i) investment gains (losses) which include realized gains (losses) related to asset/liability matching investments strategies and unrealized investment gains (losses) and (ii) non-operating changes in policy liabilities and derivatives which includes (a) changes in the fair value of market risk benefits and other policy liabilities measured at fair value and related benefit payments, (b) fees attributed to guaranteed benefits, (c) derivatives used to manage the risks associated with policy liabilities, and (d) losses at contract issuance on payout annuities. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management costs that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.

Notes to Financial Statements (Continued)
Modification of Segment Information
In connection with the adoption of LDTI (see Note 2 in our financial statements), KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended March 31, 2023, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended March 31, 2023 with retrospective application to all prior periods presented. The most significant changes are as follows:
(1)implementation of the accounting changes as a result of LDTI within KKR’s Insurance Segment. KKR excludes (i) changes in the fair value of market risk benefits and other policy liabilities and the associated derivatives, (ii) fees attributed to guaranteed benefits, and (iii) losses at contract issuance on payout annuities from the Insurance Segment Operating Earnings. These items are excluded from Insurance Segment Operating Earnings, because the chief operating decision-makers believe these items do not reflect the underlying performance of this business; and
(2)reporting on a pre-tax basis Insurance Segment Operating Earnings (which was previously reported on an after-tax basis).

Notes to Financial Statements (Continued)
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended March 31,
	2023	2022
Asset Management
Management Fees (1)	$738,156	$624,928
Transaction and Monitoring Fees, Net	142,179	306,038
Fee Related Performance Revenues	21,741	12,051
Fee Related Compensation	(203,094)	(212,220)
Other Operating Expenses	(150,404)	(125,875)
Fee Related Earnings	548,578	604,922
Realized Performance Income	175,398	609,207
Realized Performance Income Compensation	(114,009)	(383,635)
Realized Investment Income (2)	198,094	349,354
Realized Investment Income Compensation	(29,714)	(52,403)
Asset Management Segment Operating Earnings	$778,347	$1,127,445

Insurance
Net Investment Income (1) (2)	$1,271,255	$862,414
Net Cost of Insurance	(750,612)	(481,870)
General, Administrative and Other	(196,714)	(146,412)
Pre-tax Operating Earnings	323,929	234,132
Pre-tax Operating Earnings Attributable to Noncontrolling Interest	(118,817)	(90,185)
Insurance Segment Operating Earnings	$205,112	$143,947

Total Segment Operating Earnings	$983,459	$1,271,392

(1) Includes intersegment management fees of $108.3 million and $59.0 million for the three months ended March 31, 2023 and 2022, respectively.
(2) Includes intersegment interest expense and income of $44.8 million and $25.8 million for the three months ended March 31, 2023 and 2022, respectively.

	As of March 31,
	2023	2022
Segment Assets:
Asset Management	$30,661,383	$31,921,809
Insurance	174,831,730	167,119,948
Total Segment Assets	$205,493,113	$199,041,757

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended March 31,
	2023	2022

Total GAAP Revenues	$3,127,482	$999,363
Impact of Consolidation and Other	209,778	213,400
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(449,018)	945,743
Realized Carried Interest	172,689	579,767
Realized Investment Income	198,094	349,354
Capstone Fees	(19,805)	(15,485)
Expense Reimbursements	(15,544)	(41,303)
Insurance Adjustments:
Net Premiums	(473,624)	(372,144)
Policy Fees	(313,802)	(313,782)
Other Income	(37,158)	(34,744)
(Gains) Losses from Investments(1)	260,507	167,102
Non-operating Changes in Policy Liabilities and Derivatives	(112,776)	286,721
Total Segment Revenues (2)	$2,546,823	$2,763,992
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended March 31,
	2023	2022

Income (Loss) Before Tax (GAAP)	$408,435	$1,289,039
Impact of Consolidation and Other	99,137	(1,300,326)
Interest Expense	85,500	69,460
Equity-based compensation - KKR Holdings(1)	—	19,821
Asset Management Adjustments:
Unrealized (Gains) Losses	99,327	322,269
Unrealized Carried Interest	(202,659)	1,290,033
Unrealized Carried Interest Compensation (Carry Pool)	83,830	(513,987)
Strategic Corporate Related Charges	6,807	19,898
Equity-based compensation	59,017	55,111
Equity-based compensation - Performance based	67,273	57,953
Insurance Adjustments:(2)
(Gains) Losses from Investments(2)(3)	131,114	129,032
Non-operating Changes in Policy Liabilities and Derivatives(2)	106,491	(192,201)
Strategic Corporate Related Charges(2)	—	3,079
Equity-based and Other Compensation(2)	36,393	19,498
Amortization of Acquired Intangibles(2)	2,794	2,713
Total Segment Operating Earnings	$983,459	$1,271,392
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Amounts represent the portion allocable to KKR & Co. Inc.
(3)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

Notes to Financial Statements (Continued)

	As of
	March 31, 2023	March 31, 2022
Total GAAP Assets	$282,610,589	$265,917,965
Impact of Consolidation and Reclassifications	(75,160,372)	(63,737,743)
Carry Pool Reclassifications	(1,957,104)	(3,138,465)
Total Segment Assets	$205,493,113	$199,041,757
23. EQUITY
Stockholders' Equity
Common Stock
The common stock of KKR & Co. Inc. is entitled to vote as provided by its certificate of incorporation, Delaware General Corporation Law and the rules of the New York Stock Exchange ("NYSE"). Subject to preferences that apply to shares of Series C Mandatory Convertible Preferred Stock and any other shares of preferred stock outstanding at the time on which dividends are payable, the holders of common stock are entitled to receive dividends out of funds legally available if the Board of Directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that the Board of Directors may determine. The common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.
Series I Preferred Stock
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
Share Repurchase Program
On February 7, 2023, KKR announced an increase to the total available amount under its repurchase program to $500 million. As of May 5, 2023, there was approximately $468 million remaining under the program.
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
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended March 31,
	2023	2022
Shares of common stock repurchased	—	5,191,174
Equity awards for common stock retired	—	—
Noncontrolling Interests
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

Notes to Financial Statements (Continued)
The following tables present the calculation of total noncontrolling interests:

Three Months Ended March 31, 2023
Balance at the beginning of the period (as previously reported)	$35,778,000
Adoption of New Accounting Standard (See Note 2)	632,858
Balance at the beginning of the period (as revised)	36,410,858
Net income (loss) attributable to noncontrolling interests	(73,003)
Other comprehensive income (loss), net of tax	367,188
Equity-based and other non-cash compensation	76,596
Capital contributions	2,468,778
Capital distributions	(1,840,303)
Changes in Consolidation	(93,545)
Balance at the end of the period	$37,316,569

Three Months Ended March 31, 2022
Balance at the beginning of the period (as previously reported)	$40,474,565
Adoption of New Accounting Standard (See Note 2)	104,961
Balance at the beginning of the period (as revised)	40,579,526
Net income (loss) attributable to noncontrolling interests	1,244,987
Other comprehensive income (loss), net of tax	(1,620,472)
Equity-based and other non-cash compensation	83,392
Capital contributions	3,579,591
Capital distributions	(1,873,873)
Balance at the end of the period	$41,993,151

Notes to Financial Statements (Continued)
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
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $79.3 million and $82.7 million as of March 31, 2023 and December 31, 2022, respectively, as determined by the hypothetical liquidation at book value ("HLBV") method, respectively. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of both March 31, 2023 and December 31, 2022, the estimated redemption value that would be due at the respective redemption dates is $5.3 million.
The following table presents the calculation of Redeemable Noncontrolling Interests:

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of the period	$152,065	82,491
Net income (loss) attributable to Redeemable Noncontrolling Interests	(7,303)	(63)
Capital contributions	—	—
Capital distributions	(636)	(635)
Balance at the end of the period	$144,126	$81,793

Notes to Financial Statements (Continued)
25. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of March 31, 2023, KKR had unfunded commitments consisting of $9.7 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $114 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of March 31, 2023, these commitments amounted to $439.7 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.2 billion and $3.3 billion as of March 31, 2023 and December 31, 2022, respectively. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $63.8 million and $55.8 million for current expected credit losses as of March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023, approximately $520 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2023 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $210 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of March 31, 2023, Associates Holdings had access to cash reserves sufficient to reimburse the full $210 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $2.9 billion, and KKR would be entitled to seek reimbursement of approximately $1.2 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.

Notes to Financial Statements (Continued)
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
Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of March 31, 2023, the present value of the remaining amount to be paid is $60.5 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $29.7 million, as of March 31, 2023, with expiration dates between May 2023 to September 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $235.3 million, as of March 31,

Notes to Financial Statements (Continued)
2023. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both March 31, 2023 and December 31, 2022, the expected credit loss on the contingent liability associated with these letters of credit was not material.
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
On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20, 2021 complaint by the Tier 3 plaintiffs, whose motions are awaiting a decision from the Kentucky state court. On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to KKR & Co. Inc. and Prisma Capital Partners LP, the Kentucky state court found that it has personal jurisdiction over KKR & Co. Inc., and this finding is currently being appealed by KKR. On May 27, 2022, following a motion by KKR, the judge then adjudicating the lawsuits recused himself from the original 2017 action and the second Tier 3 action, and a new judge was assigned. On December 9, 2022, the

Notes to Financial Statements (Continued)
new judge issued an order that held in abeyance the motions to dismiss filed by KKR and other defendants pending the outcome of appeals which challenge the trial court’s December 28, 2020 order granting the Attorney General’s motion to intervene. On April 14, 2023, the Kentucky Court of Appeals ruled in favor of KKR and the other defendants in their appeal of the trial court’s December 28, 2020 order granting the Kentucky Attorney General’s motion to intervene in the 2017 action, including that the trial court should have dismissed the entire 2017 action after the Kentucky Supreme Court’s 2020 decision. On May 4, 2023, the Attorney General filed a petition for rehearing with the Court of Appeals. The Court of Appeals’ April 14, 2023 decision does not dismiss the Kentucky Attorney General’s standalone lawsuit filed on July 21, 2020.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees expensed associated with these financing arrangements were $5.1 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both March 31, 2023 and December 31, 2022, the total capacity of the financing arrangements with third parties was $2.3 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both March 31, 2023 and December 31, 2022.

Notes to Financial Statements (Continued)
26. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.165 per share of common stock of KKR & Co. Inc. has been declared and was announced on May 8, 2023. This dividend will be paid on June 6, 2023 to common stockholders of record as of the close of business on May 22, 2023.
Preferred Stock Dividends
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and was announced on May 8, 2023 and set aside for payment. This dividend will be paid on June 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on June 1, 2023.

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
Overview
We are a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in our portfolio companies and communities. We sponsor investment funds that invest in private equity, credit, and real assets and have strategic partners that manage hedge funds. Our insurance subsidiaries offer retirement, life, and reinsurance products under the management of Global Atlantic.
As of March 31, 2023, we manage $510 billion of assets for our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 700 private equity investments in portfolio companies with a total transaction value in excess of $700 billion as of March 31, 2023. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2023, Global Atlantic served approximately three million policyholders.
Asset Management
Our asset management business offers a broad range of investment management services to fund investors around the world. In our asset management business, we have five business lines: (1) Private Equity, (2) Real Assets, (3) Credit and Liquid Strategies, (4) Capital Markets, and (5) Principal Activities. In addition to the overviews of each of these business lines provided in this report, please also refer to our Annual Report. As an asset management firm, we earn fees, including management fees and incentive fees, and carried interest for providing investment management and other services to our funds, vehicles, CLOs, managed accounts and portfolio companies, and we generate transaction fees from capital markets transactions. We earn additional investment income by investing our own capital alongside that of our fund investors and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested.

Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2023, our Private Equity business line had $165.8 billion of AUM, consisting of $115.9 billion in traditional private equity, $33.7 billion in core private equity and $16.1 billion in growth equity, which includes $3.9 billion of impact investments.
The table below presents information as of March 31, 2023, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2023.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$12,250	3%	$6,150	$—	$6,150	$6,572	$2
Americas Fund XII	5/2017	5/2021	13,500	1,579	4%	12,419	5,788	11,042	17,941	1,343
North America Fund XI	11/2012	1/2017	8,718	156	3%	10,024	22,643	2,798	3,584	221
2006 Fund (5)	9/2006	9/2012	17,642	247	2%	17,309	37,415	19	19	7
Millennium Fund (5)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
European Fund VI	6/2022	6/2028	7,326	7,326	3%	—	—	—	—	—
European Fund V	7/2019	2/2022	6,327	1,025	2%	5,372	917	5,213	6,101	253
European Fund IV	2/2015	3/2019	3,512	5	6%	3,637	5,122	1,848	2,851	196
European Fund III (5)	3/2008	3/2014	5,504	144	5%	5,360	10,625	590	81	(32)
European Fund II (5)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	34	—
Asian Fund IV	7/2020	7/2026	14,735	9,768	4%	5,008	41	4,940	5,805	8
Asian Fund III	8/2017	7/2020	9,000	1,373	6%	8,057	5,031	6,787	11,043	789
Asian Fund II	10/2013	3/2017	5,825	—	1%	7,316	6,467	3,081	2,156	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	5	—
China Growth Fund (5)	11/2010	11/2016	1,010	—	1%	1,010	1,065	322	170	(17)
Next Generation Technology Growth Fund III	11/2022	11/2028	2,524	2,524	8%	—	—	—	—	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	273	7%	2,012	496	1,812	2,417	136
Next Generation Technology Growth Fund	3/2016	12/2019	659	5	22%	668	1,036	322	899	65
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,331	4%	458	—	458	473	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	225	11%	1,236	207	1,106	1,633	72
Global Impact Fund II	6/2022	6/2028	2,094	2,094	7%	—	—	—	—	—
Global Impact Fund	2/2019	3/2022	1,242	266	8%	1,150	324	1,010	1,506	94
Co-Investment Vehicles and Other	Various	Various	17,471	5,149	Various	12,593	7,980	8,853	11,012	1,021
Core Investment Vehicles	Various	Various	24,759	12,313	30%	13,070	872	12,712	21,343	114
Unallocated Commitments (6)	N/A	N/A	3,914	3,914	Various	—	—	—	—	—

Total Private Equity			$187,104	$63,967		$128,574	$137,387	$69,173	$95,651	$3,927
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2023.
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

Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of March 31, 2023, our Real Assets business line had $120.8 billion of AUM, consisting of $65.4 billion in real estate (of which $35.8 billion is real estate credit and $29.6 billion is real estate equity), $52.1 billion in infrastructure, and $3.3 billion in energy.
The table below presents information as of March 31, 2023, relating to our current real asset funds for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Energy Income and Growth Fund II	8/2018	8/2022	$994	$—	20%	$1,189	$229	$1,003	$1,586	$38
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	1,061	1,001	520	—
Natural Resources Fund (5)	Various	Various	887	—	Various	887	132	171	37	—
Global Energy Opportunities	Various	Various	915	62	Various	520	190	319	185	—
Global Infrastructure Investors IV	8/2021	8/2027	16,564	9,688	2%	6,964	88	6,899	7,226	15
Global Infrastructure Investors III	7/2018	6/2021	7,161	1,197	4%	6,230	1,614	5,432	6,564	263
Global Infrastructure Investors II	12/2014	6/2018	3,039	127	4%	3,164	4,723	1,101	1,605	51
Global Infrastructure Investors	9/2010	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	5,720	5,720	6%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	1,540	7%	2,536	450	2,275	2,648	87
Diversified Core Infrastructure Fund	12/2020	(6)	8,641	2,065	6%	6,616	244	6,616	6,878	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,801	5%	2,529	190	2,431	2,356	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	233	8%	1,924	2,489	606	653	48
Real Estate Partners Americas	5/2013	5/2017	1,229	135	16%	1,023	1,408	94	55	(1)
Real Estate Partners Europe II	3/2020	3/2024	2,055	755	10%	1,444	368	1,277	1,181	—
Real Estate Partners Europe	8/2015	12/2019	706	111	9%	673	707	231	258	4
Asia Real Estate Partners	7/2019	7/2023	1,682	990	15%	699	19	671	805	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	151	5%	821	140	821	804	8
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	440	1,008	1,009	5
Property Partners Americas	12/2019	(6)	2,569	46	19%	2,523	159	2,523	2,823	—
Co-Investment Vehicles and Other	Various	Various	6,234	2,045	Various	4,245	1,615	3,788	3,437	14

Total Real Assets			$73,456	$26,788		$48,019	$18,494	$38,267	$40,630	$532
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)Open-ended fund.
Private Equity and Real Asset Performance
The table below presents information as of March 31, 2023, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2023, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	34	8,541	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,415	19	37,434	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	5	8,733	18.9%	13.7%	2.2
European Fund III (2008)	5,504	5,360	10,625	81	10,706	16.4%	11.3%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,065	170	1,235	5.0%	1.0%	1.2
Natural Resources Fund (2010)	887	887	132	37	169	(24.4)%	(26.2)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,024	22,643	3,584	26,227	24.1%	19.6%	2.6
Asian Fund II (2013)	5,825	7,316	6,467	2,156	8,623	4.9%	3.3%	1.2
Real Estate Partners Americas (2013)	1,229	1,023	1,408	55	1,463	16.1%	11.3%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	1,061	520	1,581	(5.8)%	(8.4)%	0.8
Global Infrastructure Investors II (2014)	3,039	3,164	4,723	1,605	6,328	19.9%	17.2%	2.0
European Fund IV (2015)	3,512	3,637	5,122	2,851	7,973	23.9%	18.6%	2.2
Real Estate Partners Europe (2015)	706	673	707	258	965	13.1%	9.4%	1.4
Next Generation Technology Growth Fund (2016)	659	668	1,036	899	1,935	31.5%	26.7%	2.9
Health Care Strategic Growth Fund (2016)	1,331	1,236	207	1,633	1,840	20.0%	12.7%	1.5
Americas Fund XII (2017)	13,500	12,419	5,788	17,941	23,729	23.9%	19.2%	1.9
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	440	1,009	1,449	9.3%	7.9%	1.4
Core Investment Vehicles (2017)	24,759	13,070	872	21,343	22,215	19.6%	18.4%	1.7
Asian Fund III (2017)	9,000	8,057	5,031	11,043	16,074	29.4%	22.8%	2.0
Real Estate Partners Americas II (2017)	1,921	1,924	2,489	653	3,142	27.6%	22.9%	1.6
Global Infrastructure Investors III (2018)	7,161	6,230	1,614	6,564	8,178	13.5%	10.1%	1.3
Global Impact Fund (2019)	1,242	1,150	324	1,506	1,830	28.3%	20.8%	1.6
European Fund V (2019)	6,327	5,372	917	6,101	7,018	14.9%	11.0%	1.3
Energy Income and Growth Fund II (2018)	994	1,189	229	1,586	1,815	22.9%	20.5%	1.5
Asia Real Estate Partners (2019)	1,682	699	19	805	824	15.3%	5.2%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,012	496	2,417	2,913	23.4%	17.9%	1.4
Real Estate Credit Opportunity Partners II (2019)	950	821	140	804	944	10.1%	7.6%	1.1
Asia Pacific Infrastructure Investors (2020)	3,792	2,536	450	2,648	3,098	19.4%	13.0%	1.2
Asian Fund IV (2020)	14,735	5,008	41	5,805	5,846	13.6%	6.9%	1.2
Real Estate Partners Europe II (2020)	2,055	1,444	368	1,181	1,549	6.3%	2.2%	1.1
Real Estate Partners Americas III (2021)	4,253	2,529	190	2,356	2,546	0.6%	(2.4)%	1.0
Health Care Strategic Growth Fund II (2021) (3)	3,789	458	—	473	473	—	—	—
Global Infrastructure Investors IV (2021) (3)	16,564	6,964	88	7,226	7,314	—	—	—
North America Fund XIII (2021) (3)	18,400	6,150	—	6,572	6,572	—	—	—
European Fund VI (2022) (3)	7,326	—	—	—	—	—	—	—
Global Impact Fund II (2022) (3)	2,094	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	5,720	—	—	—	—	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,524	—	—	—	—	—	—	—
Subtotal - Included Funds	224,097	153,377	154,651	111,946	266,597	16.1%	12.3%	1.8

All Funds	$240,572	$169,852	$204,920	$111,946	$316,866	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on March 31, 2023.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2023. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
For more information, see "Risk Factors—Risks Related to the Assets We Manage—Future results of our funds, our insurance subsidiaries or our balance sheet investments may be different than, and may not achieve the levels of, any of their historical returns" in our Annual Report.
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of March 31, 2023, our Credit and Liquid Strategies business line had $223.5 billion of AUM, comprised of $111.7 billion of assets managed in our leveraged credit strategies, $75.9 billion of assets managed in our private credit strategy, and $7.8 billion of assets managed in our SIG strategy, $26.4 billion of assets managed through our hedge fund platform, and $1.7 billion of assets managed in other Credit and Liquid Strategies strategies. We manage $108.6 billion of credit investments for our Global Atlantic insurance companies. Our BDC has approximately $16.1 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
Credit
Our credit platform invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are primarily managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the United Kingdom ("UK") Financial Conduct Authority (the "FCA"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and an SEC-registered investment adviser. We also jointly own with a third party FS/KKR Advisor, LLC, an investment adviser registered with the SEC that provides investment advisory services to FS KKR Capital Corp. (NYSE: FSK), a publicly listed BDC. For further information regarding the legal entities involved in the Credit business and the regulatory and legal requirements that apply to these entities and their activities, see "—Regulation" in our Annual Report.
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
The table below presents information as of March 31, 2023, relating to our current credit funds in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Dislocation Opportunities Fund	8/2019	11/2021	$2,967	$587	14%	$2,380	$898	$1,842	$1,907	$45
Special Situations Fund II	2/2015	3/2019	3,525	284	9%	3,241	2,278	1,449	1,346	—
Special Situations Fund	1/2013	1/2016	2,274	1	12%	2,273	1,775	600	410	—
Mezzanine Partners	7/2010	3/2015	1,023	33	4%	990	1,165	256	142	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	1,295	7%	764	41	764	815	14
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	412	2%	1,833	784	1,357	1,260	—
Lending Partners III	4/2017	11/2021	1,498	607	2%	891	611	741	757	36
Lending Partners II	6/2014	6/2017	1,336	157	4%	1,179	1,192	189	86	—
Lending Partners	12/2011	12/2014	460	40	15%	420	458	29	11	—
Lending Partners Europe II	5/2019	9/2023	837	158	7%	679	95	679	685	3
Lending Partners Europe	3/2015	3/2019	848	184	5%	662	391	313	234	—
Asia Credit	1/2021	5/2025	1,084	736	9%	348	2	348	387	5
Other Alternative Credit Vehicles	Various	Various	14,588	7,201	Various	7,541	5,953	3,806	3,898	8

Total Credit and Liquid Strategies			$34,744	$11,695		$23,201	$15,643	$12,373	$11,938	$91
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on March 31, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.65%	6.05%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.32%
Opportunistic Credit (3)	May 2008	10.13%	8.51%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.48%
Bank Loans	Apr 2011	5.08%	4.51%	S&P/LSTA Loan Index (4)	4.03%
High-Yield	Apr 2011	5.57%	5.00%	BoAML HY Master II Index (5)	4.89%
European Leveraged Loans (6)	Sep 2009	4.29%	3.77%	CS Inst West European Leveraged Loan Index (7)	3.33%
European Credit Opportunities (6)	Sept 2007	5.42%	4.43%	S&P European Leveraged Loans (All Loans) (8)	3.84%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to March 31, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Dislocation Opportunities Fund	Aug 2019	$2,967	$2,380	$898	$1,907	$2,805	11.5%	9.0%	1.2
Special Situations Fund II	Feb 2015	3,525	3,241	2,278	1,346	3,624	3.0%	1.0%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,775	410	2,185	(0.8)%	(2.6)%	1.0
Mezzanine Partners	July 2010	1,023	990	1,165	142	1,307	9.1%	5.9%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	764	41	815	856	16.4%	11.5%	1.1
Private Credit Opportunities Partners II	Dec 2015	2,245	1,833	784	1,260	2,044	3.6%	1.9%	1.1
Lending Partners III	Apr 2017	1,498	891	611	757	1,368	15.3%	12.5%	1.5
Lending Partners II	Jun 2014	1,336	1,179	1,192	86	1,278	3.0%	1.5%	1.1
Lending Partners	Dec 2011	460	420	458	11	469	3.4%	1.8%	1.1
Lending Partners Europe II	May 2019	837	679	95	685	780	15.0%	11.2%	1.1
Lending Partners Europe	Mar 2015	848	662	391	234	625	(1.7)%	(4.1)%	0.9
Asia Credit	Jan 2021	1,084	348	2	387	389	15.5%	10.3%	1.1
Other Alternative Credit Vehicles	Various	14,588	7,541	5,953	3,898	9,851	N/A	N/A	N/A
All Funds		$34,744	$23,201	$15,643	$11,938	$27,581
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

For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can adversely affect our business in many ways, which could adversely impact our net income, cash flow, financial condition and prospects." and "Risk Factors—Risks Related to the Assets We Manage—Future results of our funds, our insurance subsidiaries or our balance sheet investments may be different than, and may not achieve the levels of, any of their historical returns" in our Annual Report.
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

Capital Markets
Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR’s other asset management business lines, and serves our firm, our portfolio companies and third-party customers by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above. The third-party customers of our capital markets business include multi-national corporations, public and private companies, financial sponsors, mutual funds, pension funds, sovereign wealth funds, and hedge funds globally. Our capital markets business provides these third-party clients with differentiated access to capital through our distribution platform.
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
We also make opportunistic investments through our Principal Activities business line, which include co-investments alongside our Private Equity, Real Assets, and Credit and Liquid Strategies funds as well as Principal Activities investments that do not involve our Private Equity, Real Assets, or Credit and Liquid Strategies funds.
We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, in compliance with applicable laws, and consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2023.
Holdings by Asset Class (1)

Growth Equity 5%
Energy 5%
Real Estate 10%
Infrastructure 8%
Leveraged Credit 6%
Alternative Credit 5%
Other 11%
Traditional Private Equity 19%
Core Private Equity 32%

(1)General partner funded commitments to our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines.

Core Private Equity
As of March 31, 2023, core private equity investments account for over 30% of the investments on our balance sheet. Core private equity consists of investments anticipated to be held for a longer holding period and which possess a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable, and typically with lower leverage over our holding period than those companies in which our traditional private equity investments are made. We believe our core private equity investments should generate earnings that compound over a long period of time. As of March 31, 2023, the fair value of our core private equity investments on the balance sheet was $5.7 billion, resulting in an inception to date gross IRR of 21%. Additionally, our core private equity portfolio is geographically diversified with 65%, 28%, and 7% (based on fair values) invested in North America, Europe, and the Asia-Pacific region, respectively. "Investments" as referenced above is a term used solely for purposes of financial presentation of a portion of our balance sheet and includes majority ownership of subsidiaries that operate our asset management, broker-dealer and other businesses, including the general partner interests of our investment funds.

Insurance
Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of March 31, 2023, KKR owns a 63.3% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
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
Global Atlantic primarily offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual markets sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of March 31, 2023, Global Atlantic served approximately three million policyholders.
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

The following table represents Global Atlantic’s new business volumes by business and product for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
($ in millions)
Individual market channel:
Fixed-rate annuities	$2,146	$1,039
Fixed-indexed annuities	1,065	904
Variable annuities	4	11
Total retirement products(1)	$3,215	$1,954

Life insurance products	$4	$7

Preneed life	75	65

Institutional market channel:
Block	79	2,777
Flow & pension risk transfer	2,430	1,699
Funding agreements(3)	—	1,100
Total institutional market channel(2)	$2,509	$5,576
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
(2)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and is gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
(3)Funding agreement new business volumes represents funding agreements issued in connection with the FABN program only.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of March 31, 2023, separated by reserves originated through its individual and institutional markets.

	Reserves as of March 31, 2023
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity(1)	$23,677,643	$26,355,768	$50,033,411	$(6,673,549)	$43,359,862	34.5%
Fixed-indexed annuity(1)	23,520,922	9,524,954	33,045,876	(3,198,904)	29,846,972	22.8%
Payout annuities(1)	456,206	16,749,610	17,205,816	(8,374,110)	8,831,706	11.8%
Variable annuities	2,563,513	6,352,811	8,916,324	(2,659,453)	6,256,871	6.1%
Interest sensitive life(1)	13,782,847	10,006,220	23,789,067	(3,733,171)	20,055,896	16.4%
Other life insurance(2)	3,488,680	264,313	3,752,993	(229,521)	3,523,472	2.6%
Funding agreements(3)	1,951,431	5,497,431	7,448,862	—	7,448,862	5.1%
Closed block and other corporate products	437	1,092,860	1,093,297	(1,045,179)	48,118	0.7%
Total reserves	$69,441,679	$75,843,967	$145,285,646	$(25,913,887)	$119,371,759	100.0%

Total general account	$67,159,216	$73,961,409	$141,120,625	$(25,913,887)	$115,206,738	97.1%
Total separate account	2,282,463	1,882,558	4,165,021	—	4,165,021	2.9%
Total reserves	$69,441,679	$75,843,967	$145,285,646	$(25,913,887)	$119,371,759	100.0%
(1)As of March 31, 2023, 75% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-annuity products, and 44% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life insurance” includes universal life, preneed, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank borrowings and under Global Atlantic's funding-agreement backed-notes program .
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of March 31, 2023, reserves sourced through for block, flow and PRT transactions were $48.5 billion, $14.2 billion, and $4.8 billion, respectively.

Business Environment
Economic and Market Conditions
Our asset management and insurance businesses are materially affected by the economic conditions of, and financial markets in, the United States, the European Union, China, Japan, and other countries. Global and regional economic conditions can each have substantial impact on our business, financial condition and results of operations in various ways, including the valuations of our investments, our ability to exit these investments profitably, our ability to raise capital from investors, and our ability to make new investments.
Economic Conditions
During the first quarter of 2023, many countries and regions, including the United States, showed signs of slowing economic activity similar to what was experienced in the second half of 2022. During and after March 2023, materially adverse developments affected the banking industry, including U.S. regional banks and various global banking institutions based outside of the United States, which triggered market concerns about a larger scale potential banking crisis and a possible recession in the United States and globally. There can be no assurance that there will not be additional bank failures or other issues in the broader U.S. or global financial system that could adversely affect our businesses to the extent the occurrence of these events contribute to a contraction of credit availability, tightening of financial conditions and/or a significant deterioration of consumer confidence.

As in 2022, economic activity continued to be adversely impacted by the effects of monetary and fiscal policy tightening as years of fiscal stimulus from governments and accommodative monetary policy from global central banks began to wane and central banks took measures to combat significant inflationary pressures at multi-decade highs in many major economies around the world. Although inflation began to show signs of slowing in early 2023, inflation has continued to present headwinds for many countries and regional economies in which we operate. The U.S. Federal Reserve Board has continued to raise interest rates and indicated that it is prepared to take decisive action to manage inflation, including raising interest rates further. However, even as the Federal Reserve Board continued its quantitative tightening program designed to shrink its balance sheet, its emergency lending to address banking system stress in 2023 served as an expansionary force on its balance sheet. As a result of these and other actions by central banks, the combination of high rates and more muted, but persistently high, inflation continued to put significant pressure on corporate profits and consumer balance sheets with inflation generally remaining elevated in absolute terms.
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
Labor disputes, shortages of material and skilled labor, work stoppages and increasing labor costs can also adversely impact us and the assets we manage. Despite various economic headwinds, several key economic indicators in the U.S., including employment, have demonstrated resilience in the first quarter of 2023. During the first quarter of 2023, growth in economic activity and demand for goods and services contributed to significant inflationary pressures. Short-term significant supply chain complications that were persistent throughout much of 2022 began to ease in the first quarter of 2023. However, various supply bottlenecks, such as those involving Russia-Ukraine supply chains and U.S. domestic and global semiconductor industry output shortages as a result of restrictions on trade with Chinese semiconductor companies, remain a long-term concern that could present inflation risk. These and related concerns, such as rising interest rates and geopolitical uncertainty in countries such as China, Russia, Belarus and the Ukraine, and pressures on labor supply, contributed to market volatility, equity and credit market declines.
In the Eurozone, disruptions to European energy markets and the ongoing Russia-Ukraine conflict continue to adversely affect the Eurozone economy. The ongoing Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine and protectionist policies that persisted throughout 2022, have exacerbated and may further exacerbate these issues and trends globally, including by continuing to increase oil and gas prices and price volatility.
Economic conditions continued to vary, and often diverge, by country in Asia. In Japan, concerns of labor shortages, rising inflation, tightening monetary policy, higher energy costs, significant volatility in currency markets and a return of international tourism were points of focus in the first quarter of 2023. In China, inflation growth was more muted, export growth was strong and international travel was more limited.
Several relevant key economic indicators in the U.S. and in other countries and areas in which our business operates include:
•Inflation. The U.S. core consumer price index rose 5.6% on a year-over-year basis as of March 31, 2023, down from 5.7% on a year-over-year basis as of December 31, 2022. Euro Area core inflation was 5.7% as of March 31, 2023, up from 5.2% as of December 31, 2022. Core inflation in China was 0.7% on a year-over-year basis as of March 31, 2023, unchanged from December 31, 2022. In Japan, core inflation rose to 2.3% on a year-over-year basis as of March 31, 2023, up from 1.6% on a year-over-year basis as of December 31, 2022.
•Interest Rates. The effective federal funds rate set by the Federal Reserve Board was 4.83% as of March 31, 2023, up from 4.33% as of December 31, 2022. The Federal Reserve raised interest rates by 25 basis points in February, and 25 basis points in March, leading to increased market volatility. The short-term benchmark interest rate set by the European Central Bank was 3.5% as of March 31, 2023, up from 2.5% as of December 31, 2022. The short-term benchmark interest rate set by The People's Bank of China (PBOC) was 4.35% as of March 31, 2023, unchanged from December 31, 2022. The short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2023, unchanged from December 31, 2022.

•GDP. In the United States, real GDP is estimated to have expanded by 1.3% for the quarter ended March 31, 2023, compared to an expansion of 2.6% for the quarter ended December 31, 2022. Euro Area real GDP is estimated to have decreased by 0.2% for the quarter ended March 31, 2023, up from 0.0% for the quarter ended December 31, 2022. Real GDP in China is estimated to have increased by 2.2% for the quarter ended March 31, 2023, compared to growth of 0.6% reported for the quarter ended December 31, 2022. In Japan, real GDP is estimated to have increased by 1.3% for the quarter ended March 31, 2023, up from 0.0% for the quarter ended December 31, 2022.
•Unemployment. The U.S. unemployment rate was 3.5% as of March 31, 2023, unchanged from December 31, 2022. Euro Area unemployment was 6.6% as of March 31, 2023, down from 6.7% as of December 31, 2022. The unemployment rate in China was 5.5% as of March 31, 2023, unchanged from December 31, 2022. In addition, the unemployment rate in Japan was 2.6% as of March 31, 2023, up from 2.5% as of December 31, 2022.
Market Conditions
Equity, credit, commodity and foreign exchange markets in the United States and in other countries and areas in which we have made investments each may have a material effect on our financial condition and results of operations.
In our asset management segment, many of our investments are in equities, so a change in global equity prices or in market volatility directly impacts the value of our investments and our profitability as well as our ability to realize investment gains and the receptiveness of fund investors to our investment products. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment grade credit markets, have adversely impacted (and may continue to adversely impact) our financial results and the volume of capital markets activity, the level of transaction fees that our Capital Markets business line is able to earn, the valuation of our portfolio companies, sale activity and investment proceeds we realize, and our ability or our decision to deploy our and our funds' capital. For our investments that are publicly listed and thus have readily observable market prices, global equity market price declines had (and may continue to have) a direct adverse impact on our investment valuations and the timing of our realization opportunities. For many other of our investments, these markets had an indirect materially adverse impact on many of our investment valuations as we typically utilize market multiples as a critical input to ascertain fair value of our investments that do not have readily observable market prices.
In addition, many of our investments are in both non-investment grade and investment grade credit instruments. Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of March 31, 2023, approximately 50% of the capital invested in those funds was attributable to non-U.S. investments. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. Tightening liquidity conditions in equity and credit capital markets affect the availability and cost of capital for us and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may adversely impact our ability to identify, execute and exit investments on attractive terms. In addition, during periods of high interest rates, investors may favor certain investments like government debt, which they may view as producing a higher risk-adjusted return over investments in our funds, particularly if the spread between these other investments and investments in our funds declines, which may adversely affect our ability to raise capital for new funds.
In our insurance segment, periods of rising or higher interest rates as we are currently experiencing may result in differing impacts on Global Atlantic’s business. Periods of rising or higher interest rates can benefit Global Atlantic’s results of operations and financial condition because we generally expect the yield on new investment purchases and income from any floating rate investments held in Global Atlantic’s investment portfolio to increase as interest rates rise. Higher interest rates also generally tend to increase the demand for certain of Global Atlantic’s products because the benefits and solutions Global Atlantic can offer to clients may become more attractive, potentially resulting in higher new business volumes. Rising rates are also expected to result in decreases to certain policy liabilities as a result of new accounting guidance which Global Atlantic adopted effective January 1, 2023 (with a transition date of January 1, 2021) for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. For a further discussion of this guidance, see Note 2 "Summary of Significant Accounting Policies—Future application of accounting standards" in our financial statements.

Higher interest rates can also have a negative impact on Global Atlantic. For example, higher policyholder surrenders may occur in response to rising interest rates as more attractive products become available to policyholders in a higher rate environment. The majority of our investments at Global Atlantic are in investment grade credit instruments. Sales of those investments at a loss, for example to raise cash to meet policyholder obligations upon surrender earlier than expected maturity or as Global Atlantic rotates out of investments acquired with new reinsurance transactions to our desired asset mix during a period of rising or higher rates compared to when the investment was acquired, is expected to decrease our net income in that period and such decrease could be significant. Global Atlantic also expects that in a higher rate environment, Global Atlantic will generally have a higher cost of insurance on new business, including higher hedging costs, as the benefits to policyholders on new business will be generally higher. If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability, Global Atlantic may not generate its expected earnings on those liabilities. In addition, rising interest rates will decrease the fair value of Global Atlantic’s credit investments and the value of embedded derivatives associated with funds withheld reinsurance transactions. Global Atlantic expects that substantially all of its unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. However, if the market, industry and company-specific factors relating to these investments deteriorate meaningfully, Global Atlantic may be required to recognize an impairment to goodwill and may realize losses as a result of credit defaults or impairments on investments, either of which could have a material adverse effect on our results of operations and financial condition.
In addition, commodity prices are generally expected to rise in inflationary environments. Our Real Assets business line portfolio contains energy real asset investments, and certain of our other Private Equity, Real Assets and Credit and Liquid Strategies business line strategies have investments in or related to the energy sector. The value of these investments is heavily influenced by the price of natural gas and oil. Changes in foreign exchange rates, unless hedged, can materially impact various aspects of our business and financial results, including, but not limited to, the valuations of our non-U.S. investments, the success of fundraising from non-U.S. investors, and the attractiveness of investment opportunities in countries outside of the United States.
Several relevant key market indicators in the U.S. and in other countries and areas which constitute our business environment include:
•Equity Markets. For the quarter ended March 31, 2023, global equity markets were positive, with the S&P 500 up 7.5% and the MSCI World Index up 7.9% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 18.7 as of March 31, 2023, decreasing from 21.7 as of December 31, 2022.
•Credit Markets. During the quarter ended March 31, 2023, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 7 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) narrowed by 23 basis points. The non-investment grade credit indices were up during the quarter ended March 31, 2023, with the S&P/LSTA Leveraged Loan Index up 3.2% and the BAML US High Yield Index up 3.7%. During the quarter ended March 31, 2023, 10-year government bond yields fell 41 basis points in the United States, fell 18 basis points in the UK, fell 28 basis points in Germany, rose 2 basis points in China, and fell 7 basis points in Japan.
•Commodity Markets. During the quarter ended March 31, 2023, the 3-year forward price of WTI crude oil decreased approximately 5.1%, and the 3-year forward price of natural gas decreased from approximately $4.99 per MMBtu as of December 31, 2022 to $4.42 per MMBtu as of March 31, 2023. The Japan spot LNG import price decreased to approximately $18.59 per MMBtu as of March 31, 2023 from approximately $28.46 per MMBtu as of December 31, 2022.
•Foreign Exchange Rates. For the quarter ended March 31, 2023, the euro rose 1.3%, the British pound rose 2.1%, the Japanese yen fell 1.3%, and the Chinese renminbi rose 0.4%, respectively, relative to the U.S. dollar.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of our Annual Report for important additional detail regarding the known trends or uncertainties and competitive conditions that have had or that are reasonably likely to have a material favorable or unfavorable impact on our businesses, including the impact of economic and market conditions on valuations of investments. These known trends, uncertainties and competitive conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section.

Basis of Accounting and Key Financial Measures under GAAP
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our operating activities. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 “ Summary of Significant Accounting Policies” in our financial statements and “Critical Accounting Policies and Estimates” contained in this section below. Our key Segment and non-GAAP financial measures and operating metrics are discussed below.
Adoption of New Accounting Standard
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of February 1, 2021, the date of the GA Acquisition, on a full retrospective basis. For a more detailed discussion of the adoption of the LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.
Key Segment and Non-GAAP Performance Measures
The following key segment and non-GAAP performance measures are used by management in making operational and resource deployment decisions as well as assessing the performance of KKR's business. They include certain financial measures that are calculated and presented using methodologies other than in accordance with GAAP. These performance measures as described below are presented prior to giving effect to the allocation of income (loss) between KKR & Co. Inc. and holders of exchangeable securities and as such represent the entire KKR business in total. In addition, these performance measures are presented without giving effect to the consolidation of certain investment funds and collateralized financing entities ("CFEs") that KKR manages.
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
Modification of Segment Information and Non-GAAP Measures
In connection with the adoption of LDTI (see Note 2 in our financial statements), KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended March 31, 2023, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three months ended March 31, 2023 with retrospective application to all prior periods presented. The most significant changes are as follows:
(1)implementation of the accounting changes as a result of LDTI within KKR’s Insurance Segment. KKR excludes (i) changes in the fair value of market risk benefits and other policy liabilities and the associated derivatives, (ii) fees attributed to guaranteed benefits, and (iii) losses at contract issuance on payout annuities from the Insurance Segment Operating Earnings. These items are excluded from Insurance Segment Operating Earnings and we believe these items do not reflect the underlying performance of this business;
(2)Global Atlantic book value includes the impact of LDTI except for the impacts recorded in other comprehensive income, which are excluded from book value; and
(3)reporting on a pre-tax basis Insurance Segment Operating Earnings (which was previously reported on an after-tax basis).
We believe these adjustments and changes reflect how management evaluates the Insurance business. We believe this approach enhances the transparency and visibility of the drivers of Global Atlantic’s underlying operating performance.
Fee Related Earnings, Asset Management Segment Operating Earnings, and Total Asset Management Segment Revenues are not impacted by LDTI or the adjustments and changes noted above.

As discussed in Note 2 "Summary of Significant Accounting Policies" in our financial statements, our historical consolidated GAAP financial results have been recast to reflect the adoption of LDTI on a full retrospective basis. Certain of our historical Non-GAAP measures have been recast to reflect the adoption of LDTI along with the adjustments and changes noted above.
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. After-tax distributable earnings is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. After-tax distributable earnings is equal to Distributable Operating Earnings less Interest Expense, Net Income Attributable to Noncontrolling Interests and Income Taxes on Operating Earnings. Series C Mandatory Convertible Preferred Stock dividends have been excluded from After-tax Distributable Earnings, because the definition of Adjusted Shares used to calculate After-tax Distributable Earnings per Adjusted Share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. Income Taxes on Operating Earnings represents the (i) amount of income taxes that would be paid assuming that all pre-tax Asset Management distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged and (ii) the amount of income taxes on Insurance Segment Operating Earnings. Income taxes on Insurance Segment Operating Earnings represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Income Taxes on Operating Earnings includes the benefit of tax deductions arising from equity-based compensation, which reduces operating income taxes during the period. Equity based compensation expense is excluded from After-tax Distributable Earnings, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. If tax deductions from equity-based compensation were to be excluded from Income Taxes on Operating Earnings, KKR’s After-tax Distributable Earnings would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in After-tax Distributable Earnings for the period. KKR makes these adjustments when calculating After-tax Distributable Earnings in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, After-tax Distributable Earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and After-tax Distributable Earnings should not be viewed as a measure of KKR’s liquidity.
Book Value
Book Value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) excludes the net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders. KKR's book value includes the net impact of KKR's tax assets and liabilities as calculated under GAAP. Series C Mandatory Convertible Preferred Stock has been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of income tax.

Distributable Operating Earnings
Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate related charges and (iv) non-recurring items, if any. Strategic corporate related charges arise from corporate actions and consist primarily of (i) impairments, (ii) transaction costs from strategic acquisitions, and (iii) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments.
•Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized gains (losses) on investments, (ii) unrealized carried interest, and (iii) related unrealized carried interest compensation (i.e. the carry pool). Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies, are included in Asset Management Segment Operating Earnings.
•Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment. This measure is presented before income taxes and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, and (iv) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings excludes the impact of: (i) investment gains (losses) which include realized gains (losses) related to asset/liability matching investments strategies and unrealized investment gains (losses) and (ii) non-operating changes in policy liabilities and derivatives which includes (a) changes in the fair value of market risk benefits and other policy liabilities measured at fair value and related benefit payments, (b) fees attributed to guaranteed benefits, (c) derivatives used to manage the risks associated with policy liabilities, and (d) losses at contract issuance on payout annuities. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management costs that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.
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
•Fee Related Performance Revenues refers to the realized portion of Incentive Fees from certain AUM that has an indefinite term and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Fee related performance revenues consists of performance fees (i) to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) that are not dependent on a realization event involving investments held by the investment fund, vehicle or account.
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
Uncalled Commitments
Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments and the amount of uncalled commitments is not reduced by capital invested using borrowings under an investment fund’s subscription facility until capital is called from our fund investors. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds and carry paying co-investment vehicles to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements or investments we have committed to make but remain unfunded at the reporting date.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended March 31, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of February 1, 2021, the date of the GA Acquisition, on a full retrospective basis. For a more detailed discussion of the adoption of LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$677,016	$780,511	$(103,495)
Capital Allocation-Based Income (Loss)	449,018	(945,743)	1,394,761
	1,126,034	(165,232)	1,291,266
Insurance
Net Premiums	473,624	372,144	101,480
Policy Fees	313,802	313,782	20
Net Investment Income	1,300,697	812,605	488,092
Net Investment-Related Gains (Losses)	(123,833)	(368,680)	244,847
Other Income	37,158	34,744	2,414
	2,001,448	1,164,595	836,853
Total Revenues	3,127,482	999,363	2,128,119

Expenses
Asset Management
Compensation and Benefits	575,670	283,672	291,998
Occupancy and Related Charges	22,149	18,149	4,000
General, Administrative and Other	213,689	234,665	(20,976)
	811,508	536,486	275,022
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $146,309 and $(195,683), respectively)	1,527,054	513,178	1,013,876
Amortization of Policy Acquisition Costs	44,211	11,422	32,789
Interest Expense	40,261	13,219	27,042
Insurance Expenses	225,318	115,803	109,515
General, Administrative and Other	211,731	167,624	44,107
	2,048,575	821,246	1,227,329
Total Expenses	2,860,083	1,357,732	1,502,351

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(159,409)	914,261	(1,073,670)
Dividend Income	148,167	662,350	(514,183)
Interest Income	728,616	352,556	376,060
Interest Expense	(576,338)	(281,759)	(294,579)
Total Investment Income (Loss)	141,036	1,647,408	(1,506,372)

Income (Loss) Before Taxes	408,435	1,289,039	(880,604)

Income Tax Expense (Benefit)	148,747	36,651	112,096

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)

Net Income (Loss)	259,688	1,252,388	(992,700)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(7,303)	(63)	(7,240)
Net Income (Loss) Attributable to Noncontrolling Interests	(73,003)	1,244,987	(1,317,990)
Net Income (Loss) Attributable to KKR & Co. Inc.	339,994	7,464	332,530

Series C Mandatory Convertible Preferred Stock Dividends	17,250	17,250	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$322,744	$(9,786)	$332,530
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management
Revenues
For the three months ended March 31, 2023 and 2022, revenues consisted of the following:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Management Fees	$453,093	$398,046	$55,047
Fee Credits	(57,531)	(187,745)	130,214
Transaction Fees	209,839	466,966	(257,127)
Monitoring Fees	29,853	39,400	(9,547)
Incentive Fees	6,413	7,057	(644)
Expense Reimbursements	15,544	41,303	(25,759)
Consulting Fees	19,805	15,484	4,321
Total Fees and Other	677,016	780,511	(103,495)

Carried Interest	343,070	(783,688)	1,126,758
General Partner Capital Interest	105,948	(162,055)	268,003
Total Capital Allocation-Based Income (Loss)	449,018	(945,743)	1,394,761

Total Revenues - Asset Management	$1,126,034	$(165,232)	$1,291,266
Fees and Other
Total Fees and Other for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022 primarily as a result of the decrease in transaction fees, partially offset by the increase in management fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at European Fund VI, Next Generation Technology Growth Fund III and Asia Pacific Infrastructure Investors II, and (ii) management fees earned on assets managed by KJRM, which is a Japanese REIT manager that we acquired in 2022. The increase was partially offset by catch-up management fees earned on new capital raised for Global Infrastructure Investors IV and North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period. There were no catch-up management fees earned in the first quarter of 2023 for Global Infrastructure Investors IV and North America Fund XIII.
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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended March 31, 2023 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Global Infrastructure Investors III, and Asian Pacific Infrastructure Investors. Capital Allocation-Based Income (Loss) for the three months ended March 31, 2022 was negative primarily due to the net depreciation of the underlying investments at certain of our carry earning investment funds, most notably Americas Fund XII and Asian Fund II.
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
Net Gains (Losses) from Investment Activities for the three months ended March 31, 2023
The net losses from investment activities for the three months ended March 31, 2023 were comprised of net realized gains of $99.4 million and net unrealized losses of $(258.8) million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2023, net realized gains related primarily to the sale of our investment in KnowBe4, Inc. (NASDAQ: KNBE), Flutter Entertainment PLC (LON: FLTR), and US Foods Holding Corp. (NYSE: USFD). Partially offsetting these realized gains were realized losses primarily relating to a realized loss on our alternative credit investment, Chembulk Group (transportation sector) as well as realized losses on certain foreign exchange forward contracts and losses from the sales of revolving credit facilities.

Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2023, net unrealized losses were driven by mark-to-market losses primarily relating to (i) certain investments held by our consolidated real estate and energy funds, (ii) GenesisCare Pty Ltd. (health care sector) and Heartland Dental, LLC (health care sector), each of which are held in our consolidated core private equity funds, and (iii) debt obligations of our consolidated CLOs. These unrealized losses were partially offset by mark-to-market gains primarily relating to (i) BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) Viridor Limited (Infrastructure: energy and energy transition sector) and FiberCop S.p.A (Infrastructure: telecommunications infrastructure sector) held in our consolidated core private equity funds and (iii) certain investments held in our consolidated CLOs.
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
Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2022, net unrealized gains were driven primarily by mark-to-market gains from (i) Crescent Energy Company (NYSE: CRGY), (ii) Viridor Limited, and (iii) investments held in our consolidated real estate equity funds. These unrealized gains were partially offset by mark-to-market losses related to (i) certain investments held in our consolidated CLOs and SIG funds, (ii) OutSystems Holdings S.A (technology sector) and (iii) BridgeBio Pharma, Inc.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results". For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the three months ended March 31, 2023, the most significant dividends received included (i) $29.6 million from certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) $29.3 million from certain investments held in our consolidated real estate equity and credit funds and (iii) $17.4 million from certain investments held in our consolidated SIG funds. During the three months ended March 31, 2022, the most significant dividends received included $299.0 million from certain investments held in our consolidated core plus and opportunistic real estate equity funds and $86.6 million from our investment in Exact Group B.V. (technology sector) held in our consolidated core private equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to (i) the impact of closing CLOs that were consolidated subsequent to March 31, 2022, (ii) higher interest rates on floating rate investments held in consolidated CLOs, leveraged credit and alternative credit funds, and (ii) a higher level of interest income from certain of our consolidated leveraged credit and private credit funds, related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense
The increase in interest expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) impact of closing CLOs that were consolidated subsequent to March 31, 2022, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of our senior notes after March 31, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to accrued carried interest compensation in the current period compared to the reversal of previously recognized carried interest compensation in the prior period. Partially offsetting the increase is a lower level of accrued discretionary cash compensation resulting from a lower level of asset management segment revenues in the current period.
General, Administrative and Other
The decrease in general, administrative and other expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a lower level of (i) expenses reimbursable by our investment funds and (ii) a lower level of placement fees incurred related to capital raising activities, partially offset by a higher level of professional fees, information technology, travel and other administrative costs in connection with the overall growth of the firm.
In reporting periods where there are lower levels of fundraising and, to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other expenses are expected to decrease accordingly. Similarly, our General, Administrative and Other expenses are expected to decrease during any periods where there are lower levels of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended March 31, 2023 and 2022, revenues consisted of the following:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Net Premiums	$473,624	$372,144	$101,480
Policy Fees	313,802	313,782	20
Net Investment Income	1,300,697	812,605	488,092
Net Investment-Related Losses	(123,833)	(368,680)	244,847
Other Income	37,158	34,744	2,414
Total Insurance Revenues	$2,001,448	$1,164,595	$836,853
Net Premiums
Net premiums increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to higher initial premiums related to a larger number of reinsurance transactions with life contingencies assumed during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was partially offset by higher retrocessions to third party reinsurers during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).

Net investment income
Net investment income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets during 2022.
Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Funds withheld payable at interest embedded derivatives	$(430,235)	$1,180,435	$(1,610,670)
Equity futures contracts	(40,825)	79,796	(120,621)
Foreign currency forwards	794	8,557	(7,763)
Credit risk contracts	(75)	(1,532)	1,457
Equity index options	83,887	(223,366)	307,253
Interest rate contracts	68,996	(150,176)	219,172
Funds withheld receivable embedded derivatives	(30,767)	(33,980)	3,213
Net gains on derivative instruments	(348,225)	859,734	(1,207,959)
Net other investment gains (losses)	224,392	(1,228,414)	1,452,806
Net investment-related losses	$(123,833)	$(368,680)	$244,847
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended March 31, 2023 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio increased in value in the three months ended March 31, 2023, primarily due to a decrease in market interest rates as compared to a decrease in value in the three months ended March 31, 2022, due to an increase in market interest rates.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which increased during the three months ended March 31, 2023, as compared to a decrease during the three months ended March 31, 2022.
The decrease in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in Global Atlantic's variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the three months ended March 31, 2023, as compared to a decrease during the three months ended March 31, 2022, resulting in respectively, a loss, and a gain, on equity futures contracts in the respective periods.
The increase in the fair value of interest rate contracts was driven by a decrease in market interest rates during the three months ended March 31, 2023 and an increase in market interest rates during the three months ended March 31, 2022, resulting in respectively, a gain and a loss, on interest rate contracts.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during both the three months ended March 31, 2023, and the three months ended March 31, 2022.

Net other investment losses
The components of net other investment losses were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$—	$14,964	$(14,964)
Realized gains (losses) on available-for-sale fixed maturity debt securities	3,432	(243,350)	246,782
Credit loss allowances	(148,429)	(29,897)	(118,532)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	(26,741)	—	(26,741)
Unrealized gains (losses) on fixed maturity securities classified as trading	376,290	(1,038,446)	1,414,736
Unrealized gains (losses) on investments accounted under a fair-value option	(55,773)	(2,493)	(53,280)
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	63,192	77,692	(14,500)
Realized gains (losses) on funds withheld at interest payable portfolio	3,980	(26,387)	30,367
Realized gains (losses) on funds withheld at interest receivable portfolio	17,733	25,600	(7,867)
Other	(9,292)	(6,097)	(3,195)
Net other investment gains (losses)	$224,392	$(1,228,414)	$1,452,806
The increase in net other investment gains for the three months ended March 31, 2023 as compared to net other investment losses for the three months ended March 31, 2022, were primarily due to (i) a decrease in unrealized losses on fixed maturity securities classified as trading which was primarily due to a decrease in interest rates during the three months ended March 31, 2023 as compared to an increase in interest rates during the three months ended March 31, 2022, (ii) a decrease in realized losses on available-for-sale fixed maturity debt securities which was primarily due to a decrease in portfolio rotation activity, and (iii) realized gains on funds withheld at interest payable portfolio.
Offsetting these gains were (i) an increase in credit loss allowances on fixed maturity securities and mortgage and other loan receivables in the three months ended March 31, 2023, which was primarily due to an increase in the overall credit risk of Global Atlantic's loan portfolio, (ii) impairments of available-for-sale securities in an unrealized loss position due to an intent to sell, and (iii) unrealized losses on investments accounted under a fair-value option during the three months ended March 31, 2023.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) a loss on market risk benefits due to an decrease in interest rates in the three months ended March 31, 2023, as compared to a gain on market risk benefits during the three months ended March 31, 2022 due to an increase in rates in the three months ended March, 31, 2022, (ii) an increase in net flows from both individual and institutional market channel sales, (iii) higher funding costs on new business, and (iv) higher initial reserves assumed related to an increase in new reinsurance transactions with life contingencies in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and (v) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "Revenues–Net investment-related losses–Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).
Offsetting these increases was an decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns.

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to growth in Global Atlantic's individual market and institutional market channels.
Interest expense
Interest expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) a net increase in debt outstanding, primarily due to draws on the revolving credit facility after March 31, 2022, and (ii) an increase in interest expense on floating rate debt (Global Atlantic's revolving facility and fixed-to-floating swaps on its fixed rate debt) due to higher market rates.
Insurance expenses
Insurance expenses increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to increased reinsurance transactions and increased commission expense related to increased sales in Global Atlantic's individual markets channel.
General, administrative and other
General, administrative and other expenses increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) increased interest expense due to higher interest rates and debt outstanding, (ii) increased employee compensation and benefits related expenses, (iii) increased professional service fees, and (iv) increased third-party administrator ("TPA”) policy servicing fees, all due to growth of the business.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to net operating income generated from asset management in the current period as compared to a net operating loss driven by net capital allocation-based losses in the prior period. The net operating income from Global Atlantic in the prior period largely offset the asset management net operating loss. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" in our financial statements included elsewhere in this report. The amount of U.S. federal or state corporate income taxes we pay in future periods may be materially increased if adverse tax laws become enacted.
Net Income (Loss) Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests for the three months ended March 31, 2023 was primarily due to (i) net losses from investment activities primarily at certain of our consolidated real estate and energy investment funds and (ii) a net loss in the current period allocable to interests that third party investors hold in Global Atlantic, partially offset by positive net income from asset management operations allocable to holders of certain securities exchangeable into shares of common stock of KKR & Co. Inc.
Net Income (Loss) Attributable to KKR & Co. Inc.
The net income attributable to KKR & Co. Inc. for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 increased due to net capital allocation-based income, partially offset by a lower level of transaction fees and accrued carried interest compensation, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of March 31, 2023 and December 31, 2022.

(Amounts in thousands, except per share amounts)
	As of	As of
	March 31, 2023	December 31, 2022

Assets
Asset Management
Cash and Cash Equivalents	$5,576,121	$6,705,325
Investments	97,949,918	92,375,463
Other Assets	7,057,818	7,114,360
	110,583,857	106,195,148
Insurance
Cash and Cash Equivalents	3,713,382	6,118,231
Investments	129,401,394	124,199,176
Other Assets	38,911,956	38,834,081
	172,026,732	169,151,488
Total Assets	$282,610,589	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$42,519,776	$40,598,613
Other Liabilities	8,228,017	6,937,832
	50,747,793	47,536,445
Insurance
Debt Obligations	2,157,283	2,128,166
Other Liabilities	172,582,137	170,311,335
	174,739,420	172,439,501
Total Liabilities	$225,487,213	$219,975,946

Redeemable Noncontrolling Interests	144,126	152,065

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Stockholders' Equity - Common Stock	18,546,889	17,691,975
Noncontrolling Interests	37,316,569	36,410,858
Total Equity	56,979,250	55,218,625
Total Liabilities and Equity	$282,610,589	$275,346,636

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$21.54	$20.55
KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $21.54 as of March 31, 2023, up from $20.55 as of December 31, 2022. The increase was primarily due to (i) unrealized gains on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income and (ii) net income attributable to KKR & Co. Inc. common stockholders during the first three months of 2023, partially offset by dividends to common stockholders.

Consolidated Statements of Cash Flows (GAAP Basis)
The following is a discussion of our consolidated cash flows for the three months ended March 31, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $(1.9) billion and $0.9 billion during the three months ended March 31, 2023 and 2022, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(4.7) billion and $(0.6) billion during the three months ended March 31, 2023 and 2022, respectively, (ii) net realized gains (losses) on asset management investments of $0.1 billion and $0.3 billion during the three months ended March 31, 2023 and 2022, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $(0.3) billion and $0.6 billion during the three months ended March 31, 2023 and 2022, respectively, (iv) capital allocation-based income (loss) of $0.4 billion and $(0.9) billion during the three months ended March 31, 2023 and 2022, respectively, (v) net realized gains (losses) on insurance operations of $(1.0) billion and $0.3 billion during the three months ended March 31, 2023 and 2022, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $0.6 billion and $0.5 billion during the three months ended March 31, 2023 and 2022, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(3.8) billion and $(2.0) billion during the three months ended March 31, 2023 and 2022, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(3.8) billion and $(2.0) billion during the three months ended March 31, 2023 and 2022, respectively, and (ii) the purchase of fixed assets of $(23.2) million and $(11.9) million during the three months ended March 31, 2023 and 2022, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $2.1 billion and $4.1 billion during the three months ended March 31, 2023 and 2022, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $0.6 billion and $1.6 billion during the three months ended March 31, 2023 and 2022, respectively, (ii) proceeds received, net of repayment of debt obligations, of $1.5 billion and $31.5 million during the three months ended March 31, 2023 and 2022, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds of $0.5 billion and $2.4 billion during three months ended March 31, 2023 and 2022, respectively, (iv) common stock dividends of $(133.5) million and $(85.7) million during the three months ended March 31, 2023 and 2022, respectively, (v) repurchases of common stock of $(346.7) million during the three months ended March 31, 2022, and (vi) Series C Mandatory Convertible Preferred Stock dividends of $(17.3) million during each of the three months ended March 31, 2023 and 2022.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three months ended March 31, 2023 and 2022. You should read this discussion in conjunction with the information included under "—Key Segment and Non- GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "— Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Management Fees	$738,156	$624,928	$113,228
Transaction and Monitoring Fees, Net	142,179	306,038	(163,859)
Fee Related Performance Revenues	21,741	12,051	9,690
Fee Related Compensation	(203,094)	(212,220)	9,126
Other Operating Expenses	(150,404)	(125,875)	(24,529)
Fee Related Earnings	548,578	604,922	(56,344)
Realized Performance Income	175,398	609,207	(433,809)
Realized Performance Income Compensation	(114,009)	(383,635)	269,626
Realized Investment Income	198,094	349,354	(151,260)
Realized Investment Income Compensation	(29,714)	(52,403)	22,689
Asset Management Segment Operating Earnings	$778,347	$1,127,445	$(349,098)
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$316,341	$282,184	$34,157
Real Assets	193,365	153,813	39,552
Credit and Liquid Strategies	228,450	188,931	39,519
Total Management Fees	$738,156	$624,928	$113,228
The increase in Private Equity management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at European Fund VI, Next Generation Technology Growth Fund III, and Global Impact Fund II. The increase was partially offset by (i) catch-up management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (ii) a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base, which is capital invested. There were no catch-up management fees earned in the first quarter of 2023 for North America Fund XIII. During the first quarter of 2023, approximately $9.0 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Real Asset management fees was primarily attributable to (i) management fees earned on assets managed by KJRM, which we acquired in the second quarter of 2022, (ii) management fees earned from Asia Pacific Infrastructure Investors II, which entered its investment period in the third quarter of 2022 resulting in management fees now being earned on this capital, and (iii) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by KKR's Asset Management segment. The increase was partially offset by catch-up management fees earned on new capital raised for Global Infrastructure Investors IV in the first quarter of 2022 that was retroactive to the start of the fund's investment period. There were no catch-up management fees earned in the first quarter of 2023 for Global Infrastructure Investors IV.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by KKR's Asset Management segment and the issuance of new CLOs over the past twelve months.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$34,274	$33,056	$1,218
Real Assets	5,734	7,630	(1,896)
Credit and Liquid Strategies	284	10,096	(9,812)
Capital Markets	101,887	255,256	(153,369)
Total Transaction and Monitoring Fees, Net	$142,179	$306,038	$(163,859)
Our Private Equity, Real Assets and Credit and Liquid Strategies business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are generally required to share all or a portion of such fees with our fund investors. In most funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that fund, which results in a decrease of our monitoring and transaction fee income. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. Our Capital Markets business line earns transaction fees, which are not shared with fund investors.
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 reflecting reduced issuance levels across global equity and leveraged loan markets. Overall, we completed 42 capital markets transactions for the three months ended March 31, 2023, of which 9 represented equity offerings and 33 represented debt offerings, as compared to 87 transactions for the three months ended March 31, 2022, of which 11 represented equity offerings and 76 represented debt offerings. We earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the three months ended March 31, 2023, approximately 14% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 19% for the three months ended March 31, 2022. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2023, approximately 59% of our transaction fees were generated outside of North America as compared to approximately 37% for the three months ended March 31, 2022. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	3,704	2,317	1,387
Credit and Liquid Strategies	18,037	9,734	8,303
Total Fee Related Performance Revenues	$21,741	$12,051	$9,690
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from FS KKR Capital Corp. (NYSE: FSK) ("FSK") (our business development company), KKR Property Partners Americas ("KPPA") (our open-ended core plus real estate fund), KKR Real Estate Select Trust ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), and KJRM (our Japanese real estate investment trust asset manager). Fee related performance revenues were higher for the three months ended March 31, 2023 compared to the prior period primarily due to an increase in performance revenues earned from FSK in the current period.
Fee Related Compensation
The decrease in fee related compensation for the three months ended March 31, 2023 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of revenues included within fee related earnings.
Other Operating Expenses
The increase in other operating expenses for the three months ended March 31, 2023 compared to the prior period was primarily due to a higher level of professional fees, information technology, travel and other administrative costs in connection with the overall growth of the firm.
Fee Related Earnings
The decrease in fee related earnings for the three months ended March 31, 2023 compared to the prior period was primarily due to a lower level of transaction fees earned in our Capital Markets business line and higher level of operating expenses partially offset by a higher level of management fees across our Private Equity, Real Assets and Credit and Liquid Strategies business lines, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$163,052	$603,823	$(440,771)
Real Assets	9,686	—	9,686
Credit and Liquid Strategies	2,660	5,384	(2,724)
Total Realized Performance Income	$175,398	$609,207	$(433,809)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Private Equity
Core Investment Vehicles	$103,659	$262,219	$(158,560)
Global Impact Fund	20,257	—	20,257
Next Generation Technology Growth Fund	17,810	—	17,810
Americas Fund XII	14,714	83,016	(68,302)
2006 Fund	4,271	33,458	(29,187)
North America Fund XI	—	119,942	(119,942)
Co-Investment Vehicles and Other	2,292	12,444	(10,152)
European Fund IV	—	68,688	(68,688)
Total Realized Carried Interest (1)	163,003	579,767	(416,764)

Incentive Fees	49	24,056	(24,007)
Total Realized Performance Income	$163,052	$603,823	$(440,771)

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$9,686	$—	$9,686
Total Realized Carried Interest (1)	9,686	—	9,686

Incentive Fees	—	—	—
Total Realized Performance Income	$9,686	$—	$9,686

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Total Realized Carried Interest (1)	$—	$—	$—

Incentive Fees	2,660	5,384	(2,724)
Total Realized Performance Income	$2,660	$5,384	$(2,724)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the three months ended March 31, 2023 consisted primarily of (i) realized performance income from our core investment vehicles and (ii) realized proceeds from the sale of our investment in KnowBe4, Inc. held by Global Impact Fund and Next Generation Technology Growth Fund.
Realized carried interest in our Private Equity business line for the three months ended March 31, 2022 consisted primarily of (i) realized performance income from our core investment vehicles and (ii) realized proceeds from a dividend received from our investment in Internet Brands, Inc. (technology sector) held by North America Fund XI and Americas Fund XII and the sale of our investment in Hensoldt AG (FRA: HAG) held by European Fund IV.

Realized carried interest in our Real Assets business line for the three months ended March 31, 2023 consisted primarily of realized proceeds from the sale of our investment in Telxius Telecom, S.A.U. (Infrastructure: telecommunications infrastructure sector) held by Global Infrastructure Investors II. During the three months ended March 31, 2022, there was no realized carried interest earned in our Real Assets business line.
During the three months ended March 31, 2023 and 2022, there was no realized carried interest earned in our Credit and Liquid Strategies business line.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager.
Incentive fees in our Private Equity business line decreased for the three months ended March 31, 2023 compared to the prior period as a result of incentive fees not being earned from certain levered multi-asset investment vehicles in the current period. Incentive fees in our Credit and Liquid Strategies business line decreased for the three months ended March 31, 2023 compared to the prior period primarily as a result of a lower level of performance fees earned from a UK investment fund manager.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the three months ended March 31, 2023 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$91,907	$76,136	$15,771
Interest Income and Dividends	106,187	273,218	(167,031)
Total Realized Investment Income	$198,094	$349,354	$(151,260)
The decrease in realized investment income is primarily due to a lower level of interest income and dividends, partially offset by a higher level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended March 31, 2023, net realized gains were comprised of realized gains primarily from the sale of our investments in KnowBe4, Inc. and Flutter Entertainment PLC. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss on our alternative credit investment, Chembulk Group, and realized losses from the sales of various revolving credit facilities.
For the three months ended March 31, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc. and Hensoldt AG. Partially offsetting these realized gains were realized losses, the most significant of which was a realized loss of an alternative credit investment and real estate equity investment.
For the three months ended March 31, 2023, interest income and dividends were comprised of (i) $70.7 million of interest income, primarily from our investments in CLOs, and (ii) $35.5 million of dividend distributions primarily from our Americas real estate credit and equity investments, as well as a dividend distribution received from Resolution Life Holdings L.P. (financial services sector).
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

Realized investment income (loss) includes the net income (loss) from KKR Capstone. For the quarter ended March 31, 2023, total fees attributable to KKR Capstone were $19.8 million and total expenses attributable to KKR Capstone were $19.6 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
Based on information available as of the date of the filing of this report, we expect realized performance income and realized investment income to be approximately $125 million in the second quarter of 2023 relating to realized carried interest and realized investment income from completed, or signed and expected to be completed sales, partial sales or secondary sales subsequent to March 31, 2023 with respect to certain private equity portfolio companies and other investments. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including, but not limited, to regulatory approvals; there can be no assurance if or when any of these transactions will be completed. The estimate disclosed above is not intended to predict or represent total realized performance income or total realized investment income for the full quarter ending June 30, 2023, because it does not include the results or impact of any other sources of income, including fee income, or expenses, and we may realize further gains or losses relating to total realized performance income and total realized investment income after the date of the filing of this report. Therefore, the actual realized carried interest and realized investment income for the quarter ended June 30, 2023 may be higher or lower than $125 million.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended March 31, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022	Change
	($ in millions)
Assets Under Management	$510,069	$503,897	$6,172
Fee Paying Assets Under Management	$415,871	$411,923	$3,948
Uncalled Commitments	$106,266	$107,679	$(1,413)
The following table presents one of our key capital metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in millions)
Capital Invested	$9,767	$21,376	$(11,609)
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2022 to March 31, 2023:

($ in millions)
December 31, 2022	$165,147
New Capital Raised	349
Distributions and Other	(1,227)
Change in Value	1,493
March 31, 2023	$165,762
AUM of our Private Equity business line was $165.8 billion at March 31, 2023, an increase of $0.7 billion, compared to $165.1 billion at December 31, 2022.

The increase was primarily attributable to an appreciation in investment value from Americas Fund XII, Asian Fund IV, and North America Fund XIII. Partially offsetting this increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, Next Generation Technology Growth Fund II, and Next Generation Technology Growth Fund.
For the three months ended March 31, 2023, the value of our traditional private equity investment portfolio increased 2%. This was comprised of a 15% increase in share prices of various publicly held investments and a 2% increase in value of our privately held investments. For the three months ended March 31, 2023, the value of our growth equity investment portfolio increased 1% and our core private equity investment portfolio remained flat.
The most significant increases in the value of our publicly held investments were increases in AppLovin Corporation (NASDAQ: APP), BridgeBio Pharma, Inc. and PropertyGuru Group Limited (NYSE: PGRU). These increases were partially offset by decreases in the value of certain publicly held investments, the most significant of which was Brightview Holdings, Inc. (NYSE: BV) and Indus Towers Limited (NSE: INDUSTOWER). The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in Cloudera, Inc. (technology sector), Magneti Marelli CK Holdings Co. (industrials sector), and OneStream Software, LLC (technology sector). These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Bytedance Ltd. (technology sector), GenesisCare Pty Ltd., and Heartland Dental, LLC. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to an unfavorable business outlook. See "—Business Environment" for more information about the factors, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2022 to March 31, 2023:

($ in millions)
December 31, 2022	$118,592
New Capital Raised	2,613
Distributions and Other	(1,468)
Redemptions	(79)
Change in Value	1,148
March 31, 2023	$120,806
AUM of our Real Assets business line was $120.8 billion at March 31, 2023, an increase of $2.2 billion, compared to $118.6 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from a real estate credit separately managed account, Asia Real Estate Partners II, and our open-ended core infrastructure fund, Diversified Core Infrastructure Fund and (ii) the appreciation in investment value primarily from Global Infrastructure Investors III. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably distributions from Global Infrastructure Investors II.
For the three months ended March 31, 2023, the value of our infrastructure investment portfolio increased 6%, the value of our energy investment portfolio decreased by 9%, and the value of our opportunistic real estate equity investment portfolio decreased by 2%.

The most significant increases in value across our Real Asset portfolio were in Atlantic Aviation FBO Inc. (Infrastructure: transportation sector), First Gen Corporation (Infrastructure: power and utilities sector), and X-Elio Energy, S.L. (Infrastructure: power and utilities sector). These increases in value were partially offset by decreases in value relating primarily to various assets held in our energy portfolio, Colonial Enterprises, Inc. (Infrastructure: midstream sector), and various assets held in our real estate equity portfolio across all regions. The increased valuations of individual companies or assets in the aggregate, generally related to individual company or asset performance, and with respect to X-Elio Energy, S.L., an increase in valuation reflecting an agreement to exit this investment. The decreased valuations of individual companies or assets in the aggregate, generally related to an unfavorable business outlook. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2022 to March 31, 2023:

($ in millions)
December 31, 2022	$220,158
New Capital Raised	8,715
Distributions and Other	(4,025)
Redemptions	(2,533)
Change in Value	1,186
March 31, 2023	$223,501
AUM of our Credit and Liquid Strategies business line was $223.5 billion at March 31, 2023, an increase of $3.3 billion compared to $220.2 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, our hedge fund partnership, Marshall Wace, and the issuance of a new CLO, and to a lesser extent (ii) appreciation in investment value on assets managed across our leveraged and alternative credit investment funds. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnership, Marshall Wace, and (iii) distributions to fund investors at certain alternative credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations and "—Credit and Liquid Strategies" for investment performance information for our leveraged and alternative credit strategies.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2022 to March 31, 2023:

($ in millions)
December 31, 2022	$102,261
New Capital Raised	1,407
Distributions and Other	(1,401)
Change in Value	56
March 31, 2023	$102,323
FPAUM of our Private Equity business line was $102.3 billion at March 31, 2023, which remained flat compared to December 31, 2022.
New capital raised from European Fund VI, Next Generation Technology Growth Fund III, and Global Impact Fund II was primarily offset by the (i) reduction in fee base for European Fund III and China Growth Fund, which no longer pay management fees, and (ii) distributions to fund investors, primarily as a result of realized proceeds, most notably distributions from Americas Fund XII and Next Generation Technology Growth Fund II.

Uncalled commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $17.9 billion at March 31, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2022 to March 31, 2023:

($ in millions)
December 31, 2022	$103,532
New Capital Raised	3,434
Distributions and Other	(1,271)
Redemptions	(79)
Change in Value	111
March 31, 2023	$105,727
FPAUM of our Real Assets business line was $105.7 billion at March 31, 2023, an increase of $2.2 billion, compared to $103.5 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Diversified Core Infrastructure Fund and Asia Pacific Infrastructure Investors II. Partially offsetting this increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably distributions from Global Infrastructure Investors II.
Uncalled commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $8.7 billion at March 31, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2022 to March 31, 2023:

($ in millions)
December 31, 2022	$206,130
New Capital Raised	8,496
Distributions and Other	(5,228)
Redemptions	(2,533)
Change in Value	956
March 31, 2023	$207,821
FPAUM of our Credit and Liquid Strategies business line was $207.8 billion at March 31, 2023, an increase of $1.7 billion, compared to $206.1 billion at December 31, 2022.

The increase was primarily attributable to (i) new capital raised from Global Atlantic, our hedge fund partnership, Marshall Wace, and the issuance of a new CLO, and to a lesser extent (ii) appreciation in investment value on assets managed across our leveraged and alternative credit investment funds. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnership, Marshall Wace, and (iii) distributions to fund investors at certain alternative credit funds.
Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $10.6 billion at March 31, 2023. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.7%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of March 31, 2023, our Private Equity business line had $64.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $65.9 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of March 31, 2023, our Real Assets business line had $27.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $27.5 billion as of December 31, 2022. The increase was primarily attributable to new capital commitments from fund investors, partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of March 31, 2023, our Credit and Liquid Strategies business line had $14.5 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $14.3 billion as of December 31, 2022. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended March 31, 2023, our Private Equity business line had $2.9 billion of capital invested as compared to $4.4 billion for the three months ended March 31, 2022. The decrease was driven primarily by a $2.4 billion decrease in capital invested in our traditional private equity strategy. During the three months ended March 31, 2023, 57% of capital deployed in private equity (including core and growth equity (including impact) investments) was in transactions in Europe, 39% was in North America, and 4% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended March 31, 2023, our Real Assets business line had $4.7 billion of capital invested as compared to $9.0 billion for the three months ended March 31, 2022. The decrease was driven primarily by a $3.8 billion decrease in capital invested in our real estate strategy and a $1.2 billion decrease in our energy strategy. During the three months ended March 31, 2023, 59% of capital deployed in real assets was in transactions in Europe, 31% was in the Asia-Pacific region, and 10% was in North America. The number of large real asset investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Credit and Liquid Strategies
For the three months ended March 31, 2023, our Credit and Liquid Strategies business line had $2.2 billion of capital invested as compared to $8.0 billion for the three months ended March 31, 2022. The decrease was primarily due to a lower level of capital deployed across our various private credit strategies. During the three months ended March 31, 2023, 79% of capital deployed was in transactions in North America, 19% was in Europe, and 2% was in the Asia-Pacific region.
Analysis of Insurance Segment Operating Results
Effective January 1 , 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of February 1, 2021, the date of the GA Acquisition, on a full retrospective basis. For a more detailed discussion of the adoption of the LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Net Investment Income	$1,271,255	$862,414	$408,841
Net Cost of Insurance	(750,612)	(481,870)	(268,742)
General, Administrative and Other	(196,714)	(146,412)	(50,302)
Pre-tax Operating Earnings	323,929	234,132	89,797
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(118,817)	(90,185)	(28,632)
Insurance Segment Operating Earnings	$205,112	$143,947	$61,165
Insurance segment operating earnings
Insurance segment operating earnings increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to higher net investment income resulting from an increase in assets under management due to growth of the business, and higher average yields. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both the individual market and institutional market channels and higher funding cost on new business and (ii) a corresponding increase in general and administrative expenses.
Net investment income
Net investment income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, (ii) increases in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to the non-recurrence of net realized gains from the sale of investments not related to asset/liability matching strategies.
Net cost of insurance
Net cost of insurance increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher funding costs on new business originated.
General, administrative and other expenses
General and administrative expenses increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) increased interest expense due to higher interest rates and debt outstanding, (ii) increased employee compensation and benefits-related expenses, (iii) increased professional service fees, and (iv) increased third-party administrator policy servicing fees, all due to growth of the business.

Net income attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 in proportion to the increase in insurance segment operating earnings for the comparable period. Net income attributable to noncontrolling interests represents the proportionate interest in the insurance segment operating earnings attributable to third party co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures
Effective January 1 , 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of February 1, 2021, the date of the GA Acquisition, on a full retrospective basis. For a more detailed discussion of the adoption of the LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
The following is a discussion of our Non-GAAP performance measures for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$778,347	$1,127,445	$(349,098)
Insurance Segment Operating Earnings	205,112	143,947	61,165
Distributable Operating Earnings	983,459	1,271,392	(287,933)

Interest Expense	(85,500)	(69,460)	(16,040)
Net Income Attributable to Noncontrolling Interests	(5,626)	(7,616)	1,990
Income Taxes on Operating Earnings	(173,057)	(220,279)	47,222
After-tax Distributable Earnings	$719,276	$974,037	$(254,761)

Distributable Operating Earnings
The decrease in distributable operating earnings for the three months ended March 31, 2023 compared to the prior period is primarily due to a lower level of asset management segment operating earnings, partially offset by a higher level of insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the three months ended March 31, 2023 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense, partially offset by a decrease in income taxes on operating earnings, as discussed above.
Interest Expense
The increase in interest expense for the three months ended March 31, 2023 compared to the prior period was primarily due to issuances of debt securities by KKR's financing subsidiaries.
Income Taxes on Operating Earnings
The decrease in income taxes on operating earnings for the three months ended March 31, 2023 compared to the prior period was primarily due to a lower level of asset management segment operating earnings.
For the three months ended March 31, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes paid was $13.7 million and $11.8 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% and 1%, respectively, for the three months ended March 31, 2023 and 2022.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of March 31, 2023 and December 31, 2022:

		As of
		March 31, 2023	December 31, 2022
		($ in thousands)

(+)	Cash and Short-term Investments	$2,766,099	$3,256,515
(+)	Investments	17,955,482	17,628,327
(+)	Net Unrealized Carried Interest (1)	2,628,693	2,509,589
(+)	Other Assets, Net (2)	7,311,109	6,979,235
(+)	Global Atlantic Book Value	4,391,813	4,409,873

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	6,778,452	6,957,932
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,771,224	1,648,600
(-)	Other Liabilities	899,868	911,612
(-)	Noncontrolling Interests	29,288	32,843

	Book Value	$24,625,847	$24,284,035

	Book Value Per Adjusted Share	$27.65	$27.27
	Adjusted Shares	890,621,712	890,628,190
(1)The following table provides net unrealized carried interest by business line:

	As of
	March 31, 2023	December 31, 2022
	($ in thousands)
Private Equity Business Line	$2,231,530	$2,199,869
Real Assets Business Line	296,547	212,974
Credit and Liquid Strategies Business Line	100,616	96,746
Total	$2,628,693	$2,509,589
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships, and (iii) the net assets of KJRM.
Book value increased 1% from December 31, 2022. The increase was primarily attributable to (i) an increase in net unrealized carried interest, most notably from Americas Fund XII, Global Infrastructure Investors III, and Asia Pacific Infrastructure Investors, and (ii) the positive impact of our after-tax distributable earnings recognized in the period. Partially offsetting these increases was the payment of dividends during the period. The value of our asset management segment investments remained flat in the period. For a further discussion, see "—Consolidated Results of Operations (GAAP Basis) - Asset Management—Investment Income (Loss) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in our investment portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures—After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."
The following table presents the holdings of our investments in the asset management segment by asset class as of March 31, 2023. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of March 31, 2023
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Traditional Private Equity	$2,014,797	$3,391,315	18.9%
Core Private Equity	2,716,688	5,700,661	31.7%
Growth Equity	356,578	875,673	4.9%
Private Equity Total	5,088,063	9,967,649	55.5%

Energy	849,164	841,978	4.7%
Real Estate	1,801,180	1,873,726	10.4%
Infrastructure	1,154,221	1,362,629	7.6%
Real Assets Total	3,804,565	4,078,333	22.7%

Leveraged Credit	1,305,853	1,066,071	5.9%
Alternative Credit	849,719	900,032	5.0%
Credit Total	2,155,572	1,966,103	10.9%

Other	2,297,519	1,943,397	10.9%

Total Investments	$13,345,719	$17,955,482	100.0%

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

	As of March 31, 2023
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
USI, Inc.	$531,425	$1,300,380
PetVet Care Centers, LLC	243,211	1,143,092
Heartland Dental, LLC	320,656	769,574
Exact Group B.V.	213,362	568,585
Arnott's Biscuits Limited	250,841	468,984
1-800 Contacts Inc.	300,178	405,243
Internet Brands, Inc.	340,312	372,628
Barracuda Networks, Inc.	343,092	343,092
ERM Worldwide Group Limited	228,710	343,065
IVIRMA Global SL	321,261	321,083
Teaching Strategies, LLC	307,162	307,162
Crescent Energy Company (NYSE: CRGY)	527,030	286,861
Roompot B.V.	193,578	259,599
Shriram General Insurance Co.	245,470	252,946
Resolution Life Group Holdings, L.P.	262,191	228,659
Atlantic Aviation FBO Inc.	170,274	203,570
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	59,799	198,684
Viridor Limited	132,023	186,878
PortAventura	155,803	174,835
The Bay Clubs Company, LLC	160,127	160,127
Total Top 20 Investments	$5,306,505	$8,295,047
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of March 31, 2023. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of March 31, 2023, KKR's pro rata interest in Global Atlantic's book value was $4.4 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of March 31, 2023, 95% and 87% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2022, 95% and 85% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of March 31, 2023 were Corporate, RMBS and CMBS securities, comprising 31%, 5% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 96% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 52% and 54% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of March 31, 2023. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 5% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 95% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 45% and 53% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2022. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 30% and 29% as of March 31, 2023 and December 31, 2022, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both March 31, 2023 and December 31, 2022.
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
Substantially all of the AFS fixed maturity securities portfolio, 95% as of both March 31, 2023 and December 31, 2022 was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% as of both March 31, 2023 and December 31, 2022. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of both March 31, 2023 and December 31, 2022, 59% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities. As of both March 31, 2023 and December 31, 2022, approximately, 5% of the portfolio is denominated in foreign currency.
As of both March 31, 2023 and December 31, 2022, 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 94% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of both March 31, 2023 and December 31, 2022, 10% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.

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
As of March 31, 2023 and December 31, 2022, 91% and 90%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation.
As of March 31, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 27%, 24%, 21% and 10% of the total RMBS portfolio ($7.0 billion), respectively. As of December 31, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 31%, 28%, 14% and 12% of the total RMBS portfolio ($6.4 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of March 31, 2023 and December 31, 2022, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $925.0 million and $917.6 million based on NRSRO rating and $222.0 million and $224.9 million based on NAIC ratings, respectively. During the three months ended March 31, 2023, unrealized losses of $26.7 million were recognized in net income on these debt securities since, as of March 31, 2023, there were specific securities that, as of the balance sheet date, Global Atlantic intended to sell or Global Atlantic believed it was more likely than not that it will be required to sell before recovery of their cost or amortized cost basis. As of March 31, 2022, no loss was recognized as Global Atlantic did not believe there were specific securities that, as of that date, it intended to, or would be required to sell before recovery.
Mortgage and other loan receivables - Credit quality indicators
Mortgage and other loan receivables consist of commercial and residential mortgage loans, and other loan receivables. As of March 31, 2023 and December 31, 2022, 27% and 28%, respectively, of Global Atlantic's total investments consisted of mortgage and other loan receivables. Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine real estate loans, residential mortgage loans, consumer loans, and other loan receivables.
Global Atlantic's commercial mortgage loans may also be rated based on NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of March 31, 2023 and December 31, 2022, 89% and 88% of the commercial mortgage loan portfolio was rated investment grade based on NAIC designation, respectively. 99% of the commercial mortgage loan portfolio is in current status.
As of March 31, 2023, 96% of the residential mortgage loan portfolio is in current status, and approximately $221.0 million is 90 days or more past due (representing 2% of the total residential mortgage portfolio).
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. Approximately 84% of the commercial mortgage loans has a loan-to-value ratio of 70% or less and 2% has loan-to-value ratio over 90%.
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
The weighted average loan-to-value ratio for residential mortgage loans was 65% and 64% as of March 31, 2023 and December 31, 2022, respectively.

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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, solar panel loans, student loans and auto loans. As of March 31, 2023, 97% of the consumer loan portfolio is in current status and approximately $35.2 million is 90 days or more past due (representing less than 1% of the total consumer loan portfolio).
Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three months ended March 31, 2023 and 2022:
Revenues

	Three Months Ended
	March 31, 2023	March 31, 2022
	($ in thousands)
Total GAAP Revenues	$3,127,482	$999,363
Impact of Consolidation and Other	209,778	213,400
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(449,018)	945,743
Realized Carried Interest	172,689	579,767
Realized Investment Income	198,094	349,354
Capstone Fees	(19,805)	(15,485)
Expense Reimbursements	(15,544)	(41,303)
Insurance Adjustments:
Net Premiums	(473,624)	(372,144)
Policy Fees	(313,802)	(313,782)
Other Income	(37,158)	(34,744)
(Gains) Losses from Investments (1)	260,507	167,102
Non-operating Changes in Policy Liabilities and Derivatives	(112,776)	286,721
Total Segment Revenues (2)	$2,546,823	$2,763,992
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended
	March 31, 2023	March 31, 2022
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$322,744	$(9,786)
Preferred Stock Dividends	17,250	17,250
Net Income (Loss) Attributable to Noncontrolling Interests	(80,306)	1,244,924
Income Tax Expense (Benefit)	148,747	36,651
Income (Loss) Before Tax (GAAP)	$408,435	$1,289,039
Impact of Consolidation and Other	93,511	(1,307,942)
Equity-based Compensation - KKR Holdings(1)	—	19,821
Income Taxes on Operating Earnings	(173,057)	(220,279)
Asset Management Adjustments:
Unrealized (Gains) Losses	99,327	322,269
Unrealized Carried Interest	(202,659)	1,290,033
Unrealized Carried Interest Compensation (Carry Pool)	83,830	(513,987)
Strategic Corporate Related Charges	6,807	19,898
Equity-based Compensation	59,017	55,111
Equity-based Compensation - Performance based	67,273	57,953
Insurance Adjustments:(2)
(Gains) Losses from Investments(2)(3)	131,114	129,032
Non-operating Changes in Policy Liabilities and Derivatives(2)	106,491	(192,201)
Strategic Corporate Related Charges(2)	—	3,079
Equity-based and Other Compensation(2)	36,393	19,498
Amortization of Acquired Intangibles(2)	2,794	2,713
After-tax Distributable Earnings	$719,276	$974,037
Interest Expense	85,500	69,460
Net Income Attributable to Noncontrolling Interests	5,626	7,616
Income Taxes on Operating Earnings	173,057	220,279
Distributable Operating Earnings	$983,459	$1,271,392
Insurance Segment Operating Earnings	(205,112)	(143,947)
Realized Performance Income	(175,398)	(609,207)
Realized Performance Income Compensation	114,009	383,635
Realized Investment Income	(198,094)	(349,354)
Realized Investment Income Compensation	29,714	52,403
Fee Related Earnings	$548,578	$604,922
Insurance Segment Operating Earnings	205,112	143,947
Realized Performance Income	175,398	609,207
Realized Performance Income Compensation	(114,009)	(383,635)
Realized Investment Income	198,094	349,354
Realized Investment Income Compensation	(29,714)	(52,403)
Depreciation and Amortization	10,434	7,565
Adjusted EBITDA	$993,893	$1,278,957
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Amounts represent the portion allocable to KKR & Co. Inc.
(3)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	March 31, 2023	December 31, 2022
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock	$18,546,889	$17,691,975
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	398,751	399,318
Exchangeable Securities	205,668	128,850
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	4,358,747	4,948,100
Book Value	$24,625,847	$24,284,035
The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	March 31, 2023	December 31, 2022
GAAP Shares of Common Stock Outstanding	861,104,000	861,110,478
Adjustments:
Exchangeable Securities (1)	2,695,142	2,695,142
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,822,570	26,822,570
Adjusted Shares (3)	890,621,712	890,628,190

Unvested Equity Awards and Exchangeable Securities (4)	35,317,288	35,457,274
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock on March 31, 2023 and December 31, 2022.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of March 31, 2023 and December 31, 2022.

Liquidity
We manage our liquidity and capital requirements by (a) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (b) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding capital commitments in our capital markets business; (vi) distributing cash flow to our stockholders and holders of our preferred stock; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."
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
As of March 31, 2023, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.
As of March 31, 2023, netting holes in excess of $50 million only existed at European Fund V and Health Care Growth Fund in the amounts of $86 million and $60 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of March 31, 2023, approximately $520 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2023 fair values. As of March 31, 2023, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 25 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of March 31, 2023:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,801
Asian Fund IV	367
North America Fund XIII	332
European Fund VI	250
Next Generation Technology Growth Fund III	196
Global Impact Fund II	145
Health Care Strategic Growth Fund II	124
Other Private Equity Vehicles	1,256
Total Private Equity Commitments	6,471

Real Assets
Asia Pacific Infrastructure Investors II	357
Global Infrastructure Investors IV	272
Asia Real Estate Partners	146
Real Estate Partners Americas III	91
Real Estate Partners Europe II	77
Diversified Core Infrastructure Fund	13
Real Estate Credit Opportunity Partners II	8
Other Real Assets Vehicles	1,025
Total Real Assets Commitments	1,989

Credit and Liquid Strategies
Asia Credit	96
Asset-Based Finance Partners	87
Dislocation Opportunities Fund	84
Lending Partners Europe II	11
Lending Partners III	10
Private Credit Opportunities Partners II	8
Other Credit and Liquid Strategies Vehicles	911
Total Credit and Liquid Strategies Commitments	1,207

Total Uncalled Commitments	$9,667
Other Capital Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual capital commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of March 31, 2023, these capital commitments amounted to $0.4 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded capital commitments as of March 31, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.

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
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of March 31, 2023, an undiscounted payable of $404.6 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of March 31, 2023, approximately $76.7 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.165 per share of our common stock has been declared and will be paid on June 6, 2023 to holders of record of our common stock as of the close of business on May 22, 2023.
A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on June 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on June 1, 2023.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 7, 2023 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.66 per share (or a quarterly dividend of $0.165 per share) beginning with the dividend that was announced with the results for the first quarter of 2023.The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements and the terms of the preferred units of KKR Group Partnership.
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 86.3 million shares of common stock for $2.2 billion, which equates to an average price of $25.90 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds."

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
•Determining whether a legal entity qualifies as a VIE - For those entities where KKR holds a variable interest, management determines whether each of these entities qualifies as a VIE and, if so, whether or not KKR is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties’ equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, KKR consolidates those entities it controls through a majority voting interest.
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at March 31, 2023 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 55% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2023, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 54%, and 8%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2023, less than 3% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of March 31, 2023, approximately 89% of these investments were priced via external sources, while approximately 11% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of March 31, 2023, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of March 31, 2023, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a non-GAAP basis, as of March 31, 2023, investments which represented greater than 5% of total non-GAAP investments consisted of USI, Inc. (financial services sector) and PetVet Care Centers, LLC (health care sector) and valued at $1,300 million and $1,143 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Crescent Energy and BridgeBio Pharma, Inc. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a non-GAAP basis.
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
Beginning in 2021, we expect to pay our employees by assigning a percentage range to each component of asset management segment revenues. Based on the current components and blend of our asset management segment revenues on an annual basis, we expect to use approximately: (i) 20‐25% of fee related revenues, (ii) 60‐70% of realized carried interest and incentive fees not included in fee related performance revenues or earned from our hedge fund partnerships, and (iii) 10‐20% of realized investment income and hedge fund partnership incentive fees, to pay our asset management employees. Because these ranges are applied to applicable asset management segment revenue components independently, and on an annual basis, the amount paid as a percentage of total asset management segment revenue will vary and will, for example, likely be higher in a period with relatively higher realized carried interest and lower in a period with relatively lower realized carried interest. We decide whether to pay a discretionary cash bonus and determine the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires us to pay a discretionary cash bonus to the asset management employees, except in limited circumstances.
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Common Stock as of March 31, 2023 would have been reduced by approximately $1.50 per share, compared to our reported $21.54 per share on such date, and our book value as of March 31, 2023 would have been reduced by approximately $1.45 per adjusted share, compared to our reported book value of $27.65 per adjusted share on such date.
Carry Pool Allocation
With respect to our funds that provide for carried interest, we allocate a portion of the realized and unrealized carried interest that we earn to a carry pool established at Associates Holdings, which is not a KKR subsidiary, from which our asset management employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between Associates Holdings and us, and we do not exercise discretion on whether to make an allocation to the carry pool upon a realization event. These amounts are accounted for as compensatory profit sharing arrangements in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
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

On the Sunset Date (which will not be later than December 31, 2026), KKR will acquire control of Associates Holdings and will commence making decisions regarding the allocation of carry proceeds pursuant to the limited partnership agreement of Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carry proceeds to themselves and others, pursuant to the limited partnership agreement of Associates Holdings, provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis consistent with past practice. For additional information about the Sunset Date and the Reorganization Agreement, see Note 1 "Organization" in our financial statements included in this report.
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
The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. Global Atlantic reviews the adequacy of its reserves and the assumptions underlying those reserves at least annually. Global Atlantic cannot, however, determine with precision the amount or the timing of actual benefit payments. If actual experience is better than or equal to the assumptions, then reserves would be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required to meet future policy and contract obligations. This would result in a charge to Global Atlantic's net income during the period in which excess benefits are paid or an increase in reserves occurs.
For a majority of Global Atlantic's in-force policies, including its interest-sensitive life policies and most annuity contracts, the base policy reserve is equal to the account value. For these products, the account value represents Global Atlantic's obligation to repay to the policyholder the amounts held with us on deposit. However, there are several significant blocks of business where policy reserves, in addition to the account value, are explicitly calculated, including variable annuities, fixed-indexed annuities, interest-sensitive life products (including those with secondary guarantees), and preneed policies.
The critical accounting estimates and related sensitivities, reported below have been updated from those reported in the Annual Report to reflect the impact from the adoption of LDTI (see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.)
Market risk benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed annuity and variable annuity products, including minimum guarantees to policyholders, such as guaranteed minimum death benefits (GMDBs), guaranteed minimum withdrawal benefits (GMWBs), and long-term care benefits (i.e., capped at the return of account value plus one or two times the account value).
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

The ultimate cost of these benefits will depend on the level of market returns and the level of contractual guarantees, as well as policyholder behavior, including surrenders, withdrawals, and benefit utilization. For Global Atlantic's fixed-indexed annuity products, costs also include certain non-guaranteed terms that impact the ultimate cost, such as caps on crediting rates that Global Atlantic can, in its discretion, reset annually.
See Note 18 — “Policy liabilities” for additional information.
As of March 31, 2023, the net market risk liability balance totaled $740.1 million. As of March 31, 2023, the liability balances for market risk benefits were $611.2 million for fixed-indexed annuities and $128.9 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, equity market prices, policyholder behavior and annual equity growth is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2023
	Fixed-indexed annuity	Other
($ in thousands)
Balance	$611,221	$128,923
Hypothetical change:
+50 bps interest rates	(108,273)	(50,798)
-50 bps interest rates	120,421	59,420
+50 bps credit spreads	(115,572)	(23,006)
-50 bps credit spreads	130,017	25,373
+10% equity market prices	(37,232)	(39,460)
-10% equity market prices	20,904	43,997
95% of expected mortality	38,351	7,007
105% of expected mortality	(36,098)	(6,402)
90% of expected surrenders	14,853	7,667
110% of expected surrenders	(14,190)	(7,220)
________________
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provides the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $378.7 million as March 31, 2023. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of March 31, 2023, variable annuities accounted for using the fair value option totaled $378.7 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of March 31, 2023
Variable annuities
($ in thousands)
Balance	$378,721
Hypothetical change:
+50 bps interest rates	(20,755)
-50 bps interest rates	22,373
+50 bps credit spreads	(14,360)
-50 bps credit spreads	14,857
+10% equity market prices	(18,918)
-10% equity market prices	21,597
95% of expected mortality	(6,603)
105% of expected mortality	6,336
90% of expected surrenders	710
110% of expected surrenders	(716)
________________
Note: Hypothetical changes to the liability balances do not reflect the impact of related hedges.
Liability for future policyholder benefits
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. The liability is estimated using current assumptions that include mortality, lapses, and expenses. These current assumptions are based on judgments that consider Global Atlantic’s historical experience, industry data, and other factors, and are updated quarterly and the current period change in the liability is recognized as a separate component of benefit expense in the consolidated income statement.
As of March 31, 2023, the liability for future policy benefits totaled $7.5 billion, net of reinsurance, split between $7.1 billion associated with payout annuity products, and $421.0 million of life and other insurance products. The increase (decrease) as a result of hypothetical changes in projected assessments, interest rates, equity market prices, and annual equity growth, is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2023
	Payout annuities	Life and other
($ in thousands)
Balance	$7,078,616	$421,026
Hypothetical change:
+50 bps interest rates	(147,770)	(117,418)
-50 bps interest rates	160,188	126,737
+50 bps credit spreads	(150,686)	(119,630)
-50 bps credit spreads	156,886	124,286
95% of expected mortality(1)	56,316	31,005
105% of expected mortality(1)	(53,363)	(27,560)
90% of expected surrenders/lapses	—	(2,435)
110% of expected surrenders/lapses	—	1,917
________________
Note: Hypothetical changes to the liability for future policy benefits balance do not reflect the impact of related hedges.
(1)Includes decrements for terminations of disability insurance

Additional liability for annuitization, death, or other insurance benefits: no-lapse guarantees
Global Atlantic has in-force interest-sensitive life contracts where it provides a secondary guarantee to the policyholder. The policy can remain in-force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met. The primary risk is that the premium collected under these policies, together with the investment return Global Atlantic earns on that premium, is ultimately insufficient to pay the policyholder’s benefits and the expenses associated with issuing and administering these policies. Global Atlantic holds an additional reserve in connection with these guarantees.

The additional reserves related to interest-sensitive life products with secondary guarantees are calculated using methods similar to those described above under “Policyholder liabilities— Market risk benefits.” The costs related to these secondary guarantees are recognized over the life of the contracts through the accrual and subsequent release of a reserve which is revalued each period. The reserve is calculated based on assessments, over a range of economic scenarios to incorporate the variability in the obligation that may occur under different environments. The change in the reserve is included in policy benefits and claims in the consolidated statements of operations.
As of March 31, 2023, the interest-sensitive life additional liability balance totaled $4.9 billion. The increase (decrease) to the interest-sensitive life additional liability balance, as a result of hypothetical changes in projected assessments, interest rates, equity market prices, and annual equity growth, is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of March 31, 2023
Interest-sensitive life
($ in thousands)
Balance	$4,909,488
Hypothetical change:
+50 bps interest rates	313
-50 bps interest rates	(187)
+10% equity market prices	1,287
-10% equity market prices	15
1% lower annual equity growth	(5,417)
95% of expected mortality	(69,219)
105% of expected mortality	67,855
90% of expected surrenders	19,041
110% of expected surrenders	(18,183)
________________
Note: Hypothetical changes to the interest-sensitive life additional liability for annuitization, death, or other insurance benefits balance do not reflect the impact of related hedges.

Embedded derivatives in policy liabilities and funds withheld
Global Atlantic's fixed-indexed annuity, variable annuity and indexed universal life products contain equity-indexed features, which are considered embedded derivatives and are required to be measured at fair value.
Global Atlantic calculates the embedded derivative as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate. In addition, the fair value of the embedded derivative is reduced to reflect instrument specific credit risk on Global Atlantic's obligation (i.e., Global Atlantic's     credit risk).
Changes in interest rates, future index credits, instrument-specific credit risk, projected withdrawal and surrender activity, and mortality on fixed-indexed annuity and interest-sensitive life products can have a significant impact on the value of the embedded derivative.
Valuation of embedded derivatives – Fixed-indexed annuities
Fixed-indexed annuity contracts allow the policyholder to elect a fixed interest rate of return or a market indexed strategy where interest credited is based on the performance of an index, such as the S&P 500 Index, or other indexes. The market indexed strategy is an embedded derivative, similar to a call option. The fair value of the embedded derivative is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits, future equity option costs, volatility, interest rates, and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as are used to project policy contract values. The embedded derivative cash flows are discounted using a risk-free interest rate increased by instrument-specific credit risk tied to Global Atlantic's own credit rating.

Valuation of embedded derivatives – Interest-sensitive life products
Interest-sensitive life products allow a policyholder’s account value to grow based on the performance of certain equity indexes, which result in an embedded derivative similar to a call option. The embedded derivative related to the index is bifurcated from the host contract and measured at fair value. The valuation of the embedded derivative is the present value of future projected benefits in excess of the projected guaranteed benefits, using the option budget as the indexed account value growth rate and the guaranteed interest rate as the guaranteed account value growth rate. Present values are based on discount rate curves determined at the valuation date/issue date as well as assumed lapse and mortality rates. The discount rate equals the forecast treasury rate increased by instrument-specific credit risk tied to Global Atlantic’s own credit rating. Changes in discount rates and other assumptions such as spreads and/or option budgets can have a substantial impact on the embedded derivative.
Valuation of embedded derivatives in modified coinsurance or funds withheld
Global Atlantic's reinsurance agreements include modified coinsurance and coinsurance with funds withheld arrangements that include terms that require payment by the ceding company of a principal amount plus a return that is based on a proportion of the ceding company’s return on a designated portfolio of assets. Because the return on the funds withheld receivable or payable is not clearly and closely related to the host insurance contract, these contracts are deemed to contain embedded derivatives, which are measured at fair value. Global Atlantic is exposed to both the interest rate and credit risk of the assets. Changes in discount rates and other assumptions can have a significant impact on this embedded derivative. The fair value of the embedded derivatives is included in the funds withheld receivable at interest and funds withheld payable at interest line items on our consolidated statement of financial condition. The change in the fair value of the embedded derivatives is recorded in net investment-related gains (losses) in the consolidated statement of operations.
As of March 31, 2023, the embedded derivative liability balance totaled $2.4 billion for fixed-indexed annuities, and $373.4 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, own-credit spreads, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2023
	Fixed-indexed annuities	Interest sensitive life
($ in thousands)
Balance	$2,402,427	$373,391
Hypothetical change:
+50 bps interest rates	(51,449)	(3,564)
-50 bps interest rates	54,840	3,731
+50 bps credit spreads	(63,279)	(3,564)
-50 bps credit spreads	66,314	3,731
+10% equity market prices	431,179	72,447
-10% equity market prices	(270,928)	(61,621)
________________
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of March 31, 2023, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $3.0 billion net asset ($(18.0) million in funds withheld receivables at interest, and $(3.1) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates, non-performance risk premium, and equity market prices is summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2023
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$(17,982)	$(3,057,531)
Hypothetical change:
+50 bps interest rates	(14,367)	(712,731)
-50 bps interest rates	22,164	772,957
+50 bps credit spreads	(40,558)	(743,449)
-50 bps credit spreads	40,558	803,676
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except for the item disclosed below, there was no material change to our market risks during the three months ended March 31, 2023. For a discussion of our market risks in general, please refer to our Annual Report. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
Insurance Segment Market Risks
The market risk sensitivities reported below have been updated from those reported in the Annual Report to reflect the impact from the adoption of LDTI (see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.)
Sensitivities
Interest rate risk
Effect of interest rate sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of March 31, 2023 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to DAC attributable to interest rate changes.

	March 31, 2023
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$193,524	$(199,732)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	55,286	(55,286)
_________________
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

The estimated point in time impact is driven by a net decrease/(increase) in the value of (i) the embedded derivatives associated with Global Atlantic's modified coinsurance and coinsurance with funds withheld payables and receivables, (ii) the embedded derivatives associated with its fixed-indexed annuity, interest-sensitive life products, and variable annuities accounted for under the fair value option, (iii) market risk benefits, and (iv) the remeasurement gain/loss of the liability for future policy benefits. These are largely offset by a loss/(gain) in financial instruments used in Global Atlantic's hedging program, investments classified as trading, and loans designated under the fair value option, based on balances in place as of quarter end. These estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
The impact over 12 months is driven by an increase/(decrease) in the income earned on Global Atlantic's floating-rate assets, and partially offset by an increase/(decrease) in the cost of its floating-rate liabilities.
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of March 31, 2023 to Global Atlantic's AOCI.

	March 31, 2023
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,286,383)	$1,385,126

The estimated point in time impact is driven by a (i) net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, and (ii) the effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts, all reported in AOCI. The estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
Effect of credit spread sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of March 31, 2023 to its net income and shareholders’ equity, excluding AOCI. These estimated changes include the impact of related amortization of deferred revenues and expenses and related income tax impacts and include impacts on its instrument-specific credit risk used in valuing embedded derivative liabilities.

	March 31, 2023
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$160,012	$(169,349)
In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in instrument-specific credit risk on market risk benefits, for a parallel shift in the yield curve, from levels as of March 31, 2023 to its AOCI.

	March 31, 2023
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$109,477	$(122,758)
The estimated point in time impact is driven by the effect of changes in the fair value of a market risk benefit attributable to a change in the instrument-specific credit risk. The estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
Effect of equity price sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of March 31, 2023 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments does not necessarily move directly in line with movements in public equity markets.

	March 31, 2023
	Hypothetical change(1)
	+10% Equity Prices	-10% Equity Prices
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$(11,136)	$23,674
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	4,630	(5,011)
_________________
(1)From time to time, Global Atlantic may choose to enter into additional hedges to mitigate economic exposure to equity markets.
(2)Excludes point in time impact. Estimated sensitivity to a hypothetical change over 12 months does not take into account any management actions that may be taken to mitigate actual impacts.

The estimated point-in-time impact is driven by an increase/(decrease) in the value of (i) the embedded derivatives associated with Global Atlantic's fixed-indexed annuity and interest-sensitive life products, (ii) its variable annuity embedded derivatives, (iii) market risk benefits, and (iv) a gains (losses) in financial instruments used in its hedging program based on balances in place at year-end. These estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.

The impact over 12 months is driven by an increase/(decrease) in fees earned and benefits paid in Global Atlantic's variable annuity and variable universal life blocks.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of January 1, 2023 on a full retrospective basis to February 1, 2021 (the date of the GA Acquisition.) As a result, we implemented changes to our relevant business processes and internal controls over financial reporting.
Except as reported above, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Share Repurchases in the First Quarter of 2023
As of May 5, 2023, there is approximately $468 million remaining under KKR's share repurchase program.
Under our current repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the first quarter of 2023, no shares of common stock were repurchased, and no equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2023 to January 31, 2023)	—	$—	—	$77,856
Month #2 (February 1, 2023 to February 28, 2023)	—	$—	—	$500,000
Month #3 (March 1, 2023 to March 31, 2023)	—	$—	—	$500,000
Total through March 31, 2023	—	$—	—	$500,000

(1)On February 7, 2023, KKR announced the increase to the total available amount under the repurchase program to $500 million. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
KKR's 2023 Annual Meeting of Stockholders (the “Annual Meeting”) will be held on Thursday, June 15, 2023 at 9:00 a.m., Eastern Time. The Annual Meeting will be held in a virtual meeting format only. Only stockholders of record at the close of business on May 22, 2023 may attend the meeting. To receive further information about how to attend the meeting, please register by sending an e-mail to Investor-Relations@kkr.com with the following information between May 22, 2023 and June 9, 2023. Please write "KKR 2023 Annual Meeting Registration" in the subject line of the e-mail, include your full name, address, and the number of shares of common stock owned by you as of the record date, and be prepared to confirm your ownership of such shares as of the record date. Please note that no discussion of KKR's business will be presented at the Annual Meeting, and no matter will be presented to its stockholders for a vote. Therefore, no action is expected to be taken at the Annual Meeting.
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
10.1†
364-Day Revolving Credit Agreement, dated as of April 7, 2023, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings, L.P., Mizuho Bank Ltd., as administrative agent, and the one or more lenders party thereto.

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and March 31, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and March 31, 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 10, 2023