Form 10-Q
period 2023-06-30
KKR & Co. Inc.
filed 2023-08-08
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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

As of August 7, 2023, there were 857,679,856 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2023

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
References to our "funds" or "vehicles" refer to a wide array of investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") business development companies (each, a "BDC"), and certain operating companies, unless the context requires otherwise. These references do not include the investment funds, vehicles or accounts of any hedge fund partnership or any other third-party manager with which we have formed a strategic partnership or have acquired a minority ownership interest. Unless the context requires otherwise, references to “fund investors” refers to the third-party investors in our funds and vehicles. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2023	December 31, 2022
Assets
Asset Management
Cash and Cash Equivalents	$5,885,308	$6,705,325
Restricted Cash and Cash Equivalents	102,620	253,431
Investments	101,878,868	92,375,463
Due from Affiliates	1,573,430	1,663,303
Other Assets	5,027,922	5,197,626
	114,468,148	106,195,148
Insurance
Cash and Cash Equivalents	$4,421,172	$6,118,231
Restricted Cash and Cash Equivalents	339,618	308,383
Investments	129,599,964	124,199,176
Reinsurance Recoverable	26,127,424	26,022,081
Insurance Intangible Assets	2,436,633	2,331,494
Other Assets	6,119,403	6,041,329
Separate Account Assets	4,182,437	4,130,794
	173,226,651	169,151,488
Total Assets	$287,694,799	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$43,693,384	$40,598,613
Due to Affiliates	421,256	466,057
Accrued Expenses and Other Liabilities	6,754,786	6,471,775
	50,869,426	47,536,445
Insurance
Policy Liabilities (market risk benefit liabilities: $828,364 and $682,038, respectively)	$141,429,215	$137,780,929
Debt Obligations	2,356,162	2,128,166
Funds Withheld Payable at Interest	23,251,757	22,739,417
Accrued Expenses and Other Liabilities	4,192,354	4,600,375
Reinsurance Liabilities	819,014	1,059,820
Separate Account Liabilities	4,182,437	4,130,794
	176,230,939	172,439,501
Total Liabilities	227,100,365	219,975,946

	June 30, 2023	December 31, 2022

Commitments and Contingencies (See Note 25)

Redeemable Noncontrolling Interests (See Note 24)	$183,413	$152,065

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 22,998,802 and 22,999,974 shares, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	$1,115,792	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 857,987,641 and 861,110,478 shares, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	8,580	8,611
Additional Paid-In Capital	16,186,898	16,284,057
Retained Earnings	7,592,571	6,701,107
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(4,922,274)	(5,301,800)
Total KKR & Co. Inc. Stockholders' Equity	19,981,567	18,807,767
Noncontrolling Interests (See Note 23)	40,429,454	36,410,858
Total Equity	60,411,021	55,218,625
Total Liabilities and Equity	$287,694,799	$275,346,636

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of June 30, 2023 and December 31, 2022, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	June 30, 2023
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$940,326	$1,390,247	$—	$2,330,573
Restricted Cash and Cash Equivalents	—	91,600	—	91,600
Investments	24,514,439	61,993,547	—	86,507,986
Other Assets	333,546	538,353	—	871,899
	25,788,311	64,013,747	—	89,802,058
Insurance
Cash and Cash Equivalents	—	—	765,011	765,011
Investments	—	—	23,899,222	23,899,222
Other Assets	—	—	1,295,670	1,295,670
	—	—	25,959,903	25,959,903
Total Assets	$25,788,311	$64,013,747	$25,959,903	$115,761,961

Liabilities
Asset Management
Debt Obligations	$24,261,260	$8,608,846	$—	$32,870,106
Accrued Expenses and Other Liabilities	681,749	471,866	—	1,153,615
	24,943,009	9,080,712	—	34,023,721
Insurance
Accrued Expenses and Other Liabilities	—	—	383,125	383,125
Total Liabilities	$24,943,009	$9,080,712	$383,125	$34,406,846

	December 31, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$920,821	$2,936,937	$—	$3,857,758
Restricted Cash and Cash Equivalents	—	155,521	—	155,521
Investments	22,492,366	54,507,084	—	76,999,450
Other Assets	182,487	652,031	—	834,518
	23,595,674	58,251,573	—	81,847,247
Insurance
Cash and Cash Equivalents	—	—	619,264	619,264
Investments	—	—	24,732,042	24,732,042
Other Assets	—	—	1,420,933	1,420,933
	—	—	26,772,239	26,772,239
Total Assets	$23,595,674	$58,251,573	$26,772,239	$108,619,486

Liabilities
Asset Management
Debt Obligations	$22,273,242	$7,306,625	$—	$29,579,867
Accrued Expenses and Other Liabilities	620,200	742,384	—	1,362,584
	22,893,442	8,049,009	—	30,942,451
Insurance
Accrued Expenses and Other Liabilities	—	—	461,812	461,812
Total Liabilities	$22,893,442	$8,049,009	$461,812	$31,404,263

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Asset Management
Fees and Other	$754,447	$615,264	$1,431,463	$1,395,775
Capital Allocation-Based Income (Loss)	696,897	(923,474)	1,145,915	(1,869,217)
	1,451,344	(308,210)	2,577,378	(473,442)
Insurance
Net Premiums	626,429	(225,502)	1,100,053	146,642
Policy Fees	315,382	319,030	629,184	632,812
Net Investment Income	1,311,055	931,889	2,611,752	1,744,494
Net Investment-Related Gains (Losses)	(117,550)	(426,326)	(241,383)	(795,006)
Other Income	39,858	32,512	77,016	67,256
	2,175,174	631,603	4,176,622	1,796,198
Total Revenues	3,626,518	323,393	6,754,000	1,322,756

Expenses
Asset Management
Compensation and Benefits	657,114	250,876	1,232,784	534,548
Occupancy and Related Charges	23,593	18,861	45,742	37,010
General, Administrative and Other	289,586	253,832	503,275	488,497
	970,293	523,569	1,781,801	1,060,055
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(75,286), $(198,225), $71,024 and $(393,908), respectively)	1,736,014	(256,179)	3,263,068	256,999
Amortization of Policy Acquisition Costs	170	(23,254)	44,381	(11,832)
Interest Expense	39,832	18,970	80,093	32,189
Insurance Expenses	172,121	130,338	397,439	246,141
General, Administrative and Other	204,052	171,251	415,783	338,875
	2,152,189	41,126	4,200,764	862,372
Total Expenses	3,122,482	564,695	5,982,565	1,922,427

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	570,085	(1,885,469)	410,676	(971,208)
Dividend Income	246,939	147,355	395,106	809,705
Interest Income	850,061	391,549	1,578,677	744,105
Interest Expense	(720,108)	(328,726)	(1,296,446)	(610,485)
Total Investment Income (Loss)	946,977	(1,675,291)	1,088,013	(27,883)

Income (Loss) Before Taxes	1,451,013	(1,916,593)	1,859,448	(627,554)

Income Tax Expense (Benefit)	324,955	(102,511)	473,702	(65,860)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income (Loss)	1,126,058	(1,814,082)	1,385,746	(561,694)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(1,740)	8	(9,043)	(55)
Net Income (Loss) Attributable to Noncontrolling Interests	266,086	(1,096,715)	193,083	148,272
Net Income (Loss) Attributable to KKR & Co. Inc.	861,712	(717,375)	1,201,706	(709,911)

Series C Mandatory Convertible Preferred Stock Dividends	17,249	17,250	34,499	34,500

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$844,463	$(734,625)	$1,167,207	$(744,411)

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.98	$(1.08)	$1.36	$(1.17)
Diluted	$0.94	$(1.08)	$1.32	$(1.17)
Weighted Average Shares of Common Stock Outstanding
Basic	861,553,274	680,747,047	861,332,121	636,719,538
Diluted	912,147,881	680,747,047	913,068,567	636,719,538

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$1,126,058	$(1,814,082)	$1,385,746	$(561,694)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(220,665)	(3,564,862)	912,087	(7,103,900)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	13,551	585,352	(123,550)	1,309,938

Foreign Currency Translation Adjustments	(106,615)	(119,373)	(124,853)	(141,654)

Comprehensive Income (Loss)	812,329	(4,912,965)	2,049,430	(6,497,310)

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(1,740)	8	(9,043)	(55)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	188,936	(2,643,182)	483,121	(3,018,667)

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$625,133	$(2,269,791)	$1,575,352	$(3,478,588)

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974	$1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	—	(1,172)	—	(1,172)
End of Period	1,115,792	22,998,802	1,115,792	22,998,802
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,611	861,104,000	8,611	861,110,478
Clawback of Transfer Restricted Shares	—	(6,153)	—	(19,777)
Net Delivery of Common Stock	20	1,974,782	20	1,981,928
Conversion of Series C Mandatory Convertible Preferred Stock	—	1,366	—	1,366
Repurchases of Common Stock	(51)	(5,086,354)	(51)	(5,086,354)
End of Period	8,580	857,987,641	8,580	857,987,641
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,339,472		16,190,407
Adoption of New Accounting Standard (See Note 2)	—		93,650
Beginning of Period (as revised for the prior period)	16,339,472		16,284,057
Net Delivery of Common Stock	(31,775)		(31,775)
Repurchases of Common Stock	(272,224)		(272,224)
Equity-Based Compensation	41,537		96,952
Change in KKR & Co. Inc.'s Ownership Interest (See Note 23)	107,241		107,241
Tax Effects of Changes in Ownership and Other	2,647		2,647
End of Period	16,186,898		16,186,898
Retained Earnings
Beginning of Period (as previously reported for the prior period)	6,890,381		6,315,711
Adoption of New Accounting Standard (See Note 2)	—		385,396
Beginning of Period (as revised for the prior period)	6,890,381		6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	861,712		1,201,706
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $1.50 per share for the three and six months ended June 30, 2023, respectively)	(17,249)		(34,499)
Common Stock Dividends ($0.165 and $0.32 per share)	(142,273)		(275,743)
End of Period	7,592,571		7,592,571
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(4,691,575)		(5,901,701)
Adoption of New Accounting Standard (See Note 2)	—		599,901
Beginning of Period (as revised for the prior period)	(4,691,575)		(5,301,800)
Other Comprehensive Income (Loss)	(236,579)		373,646
Change in KKR & Co. Inc.'s Ownership Interest (See Note 23)	5,880		5,880
End of Period	(4,922,274)		(4,922,274)
Total KKR & Co. Inc. Stockholders' Equity	19,981,567		19,981,567
Noncontrolling Interests (See Note 23)	40,429,454		40,429,454
Total Equity	$60,411,021		$60,411,021

Redeemable Noncontrolling Interests (See Note 24)	$183,413		$183,413

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	23,000,000	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	(26)	—	(26)
End of Period	1,115,792	22,999,974	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	2,587	258,726,163	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	(2,582)	(258,259,143)	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	(5)	(467,020)	(5)	(467,020)
End of Period	—	—	—	—
Common Stock
Beginning of Period	5,905	590,472,444	5,957	595,663,618
Exchange of KKR Holdings Units	5	467,020	5	467,020
Holdings Merger (See Note 1)	2,667	266,759,143	2,667	266,759,143
Net Delivery of Common Stock	21	2,134,807	21	2,134,807
Conversion of Series C Mandatory Convertible Preferred Stock	—	30	—	30
Repurchases of Common Stock	—	—	(52)	(5,191,174)
End of Period	8,598	859,833,444	8,598	859,833,444
Additional Paid-In Capital
Beginning of Period	8,729,544		8,997,435
Exchange of KKR Holdings Units	14,811		14,811
Holdings Merger (See Note 1)	8,213,182		8,213,182
Tax Effects - Holdings Merger and Other (See Note 1)	(1,092,750)		(1,065,970)
Net Delivery of Common Stock	(34,895)		(34,895)
Repurchases of Common Stock	—		(346,599)
Equity-Based Compensation	47,800		99,728
Change in KKR & Co. Inc.'s Ownership Interest	151,837		151,837
End of Period	16,029,529		16,029,529
Retained Earnings
Beginning of Period (as previously reported)	7,510,671		7,670,182
Adoption of New Accounting Standard (See Note 2)	129,914		65,930
Beginning of Period (as revised)	7,640,585		7,736,112
Net Income (Loss) Attributable to KKR & Co. Inc.	(717,375)		(709,911)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $1.50 per share for the three and six months ended June 30, 2022, respectively)	(17,250)		(34,500)
Common Stock Dividends ($0.155 and $0.30 per share for the three and six months ended June 30, 2022, respectively)	(91,854)		(177,595)
End of Period	6,814,106		6,814,106
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported)	(1,650,212)		(209,789)
Adoption of New Accounting Standard (See Note 2)	234,503		10,341
Beginning of Period (as revised)	(1,415,709)		(199,448)
Other Comprehensive Income (Loss)	(1,552,416)		(2,768,677)
Exchange of KKR Holdings Units	(1,946)		(1,946)
Holdings Merger (See Note 1)	(1,015,317)		(1,015,317)
Change in KKR & Co. Inc.'s Ownership Interest	3,447		3,447
End of Period	(3,981,941)		(3,981,941)
Total KKR & Co. Inc. Stockholders' Equity	19,986,084		19,986,084
Noncontrolling Interests (See Note 23)	34,239,969		34,239,969
Total Equity	$54,226,053		$54,226,053

Redeemable Noncontrolling Interests (See Note 24)	$81,167		$81,167

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net Income (Loss)	$1,385,746	$(561,694)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	331,667	385,508
Net Realized (Gains) Losses - Asset Management	289,920	(829,588)
Change in Unrealized (Gains) Losses - Asset Management	(700,596)	1,800,796
Capital Allocation-Based (Income) Loss - Asset Management	(1,145,915)	1,869,217
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	1,464,930	(382,663)
Net Accretion and Amortization	37,449	231,074
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	1,332,504	778,569
Other Non-Cash Amounts	69,461	26,284
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	263,170	124,102
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	(16,926)	566,581
Change in Deferred Policy Acquisition Costs - Insurance	(244,503)	(240,183)
Change in Policy Liabilities and Accruals, Net - Insurance	(113,745)	(427,293)
Change in Due from / to Affiliates	109,539	(342,109)
Change in Other Assets	354,029	1,493,427
Change in Accrued Expenses and Other Liabilities	(308,920)	(2,404,702)
Investments Purchased - Asset Management	(19,797,968)	(23,387,850)
Proceeds from Investments - Asset Management	12,118,149	18,153,852
Net Cash Provided (Used) by Operating Activities	(4,572,009)	(3,146,672)

Investing Activities
Acquisition of KJRM, Net of Cash Acquired (See Note 3)	—	(1,690,702)
Purchases of Fixed Assets	(61,762)	(34,173)
Investments Purchased - Insurance	(13,862,413)	(27,921,806)
Proceeds from Investments - Insurance	10,308,946	22,592,321
Other Investing Activities, Net - Insurance	(3,915)	(37,678)
Net Cash Provided (Used) by Investing Activities	(3,619,144)	(7,092,038)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	(34,499)	(34,500)
Common Stock Dividends	(275,743)	(177,595)
Distributions to Redeemable Noncontrolling Interests	(1,785)	(1,270)
Contributions from Redeemable Noncontrolling Interests	69,997	—
Distributions to Noncontrolling Interests	(3,737,866)	(3,615,901)
Contributions from Noncontrolling Interests	7,404,393	7,346,788
Net Delivery of Common Stock (Equity Incentive Plans)	(31,755)	(34,874)
Repurchases of Common Stock	(272,275)	(346,651)
Proceeds from Debt Obligations	8,711,285	13,066,084
Repayment of Debt Obligations	(5,815,835)	(9,867,818)
Financing Costs Paid	(11,220)	(31,446)
Additions to Contractholder Deposit Funds - Insurance	7,527,948	10,931,742
Withdrawals from Contractholder Deposit Funds - Insurance	(8,096,042)	(5,480,678)
Reinsurance Transactions, Net of Cash Provided - Insurance	79,903	54,749
Other Financing Activity, Net - Insurance	10,798	496,375
Net Cash Provided (Used) by Financing Activities	5,527,304	12,305,005

Effect of exchange rate changes on cash, cash equivalents and restricted cash	27,197	(220,350)

	Six Months Ended June 30,
	2023	2022
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(2,636,652)	$1,845,945
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	13,385,370	10,526,304
Cash, Cash Equivalents and Restricted Cash, End of Period	$10,748,718	$12,372,249
Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668
Restricted Cash and Cash Equivalents	253,431	134,298
Total Asset Management	6,958,756	6,833,966
Insurance
Cash and Cash Equivalents	$6,118,231	$3,391,934
Restricted Cash and Cash Equivalents	308,383	300,404
Total Insurance	6,426,614	3,692,338

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$13,385,370	$10,526,304

End of the Period
Asset Management
Cash and Cash Equivalents	$5,885,308	$6,720,983
Restricted Cash and Cash Equivalents	102,620	170,374
Total Asset Management	5,987,928	6,891,357
Insurance
Cash and Cash Equivalents	$4,421,172	$5,130,193
Restricted Cash and Cash Equivalents	339,618	350,699
Total Insurance	4,760,790	5,480,892

Cash, Cash Equivalents and Restricted Cash, End of Period	$10,748,718	$12,372,249

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,229,610	$717,582
Payments for Income Taxes	$598,252	$383,655
Payments for Operating Lease Liabilities	$28,896	$23,697

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$—	$85,260
Debt Obligations - Net Gains (Losses), Translation and Other	$(437,029)	$2,482,700
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$—	$(1,065,970)
Tax Effects of Changes in Ownership and Other	$2,647	$—
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$17,167	$28,962
Investments Acquired through Reinsurance Agreements	$788,095	$2,697,956
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$43,968	$2,544,504

Change in Consolidation
Investments - Asset Management	$(126,889)	$—
Investments - Insurance	$(93,545)	$—
Accrued Expenses and Other Liabilities	$(103)	$—
Noncontrolling Interests	$(165,607)	$—
Redeemable Noncontrolling Interests	$(27,821)	$—

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of June 30, 2023, KKR & Co. Inc. held indirectly approximately 99.5% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through vested restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage our business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc.
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the six months ended June 30, 2023, there were no significant updates to KKR’s significant accounting policies.

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
For additional liabilities for death or other insurance benefits, the discount rate assumption is based on the contract rate at inception. The mortality, lapse, and expense assumptions are based on Global Atlantic’s experience, industry data, and other factors. Assumptions are reviewed and updated, if necessary, at least annually. When those assumptions are updated, the benefit ratio and the liability are remeasured, with the resulting gain or loss reflected in total benefits expense.
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

Consolidated statement of operations for the three months ended June 30, 2022	As previously reported	Adjustment	As revised
Policy fees	$325,707	$(6,677)	$319,030
Net policy benefits and claims(1)	(45,407)	(210,772)	(256,179)
Amortization of policy acquisition costs	13,204	(36,458)	(23,254)
Insurance expenses	131,065	(727)	130,338
General, Administrative and Other	170,892	359	171,251
Income tax expense (benefit)	(153,104)	50,593	(102,511)
Net Income (Loss)	(2,004,410)	190,328	(1,814,082)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	(827,934)	93,309	(734,625)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	(1.22)	0.14	(1.08)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	(1.22)	0.14	(1.08)
_________________
(1)Includes adjustment for market risk benefit gain for the three months ended June 30, 2022 of $(198.2) million.

Consolidated statement of operations for the six months ended June 30, 2022	As previously reported	Adjustment	As revised
Policy fees	$644,143	$(11,331)	$632,812
Net policy benefits and claims(1)	680,653	(423,654)	256,999
Amortization of policy acquisition costs	5,471	(17,303)	(11,832)
Insurance expenses	247,808	(1,667)	246,141
General, Administrative and Other	338,106	769	338,875
Income tax expense (benefit)	(156,270)	90,410	(65,860)
Net Income (Loss)	(901,808)	340,114	(561,694)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	(901,704)	157,293	(744,411)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	(1.42)	0.25	(1.17)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	(1.42)	0.25	(1.17)
_________________
(1)Includes adjustment for market risk benefit gain for the six months ended June 30, 2022 of $(393.9) million.

Notes to Financial Statements (Continued)

Consolidated statement of comprehensive income for the three months ended June 30, 2022	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(3,422,234)	$(142,628)	$(3,564,862)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	585,352	585,352
Comprehensive Income (Loss)	(5,546,017)	633,052	(4,912,965)
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	(2,580,147)	310,356	(2,269,791)

Consolidated statement of comprehensive income for the six months ended June 30, 2022	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(6,761,445)	$(342,455)	$(7,103,900)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	1,309,938	1,309,938
Comprehensive Income (Loss)	(7,804,907)	1,307,597	(6,497,310)
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	(4,077,090)	598,502	(3,478,588)

Consolidated statement of cash flow for the six months ended June 30, 2022	As previously reported	Adjustment	As revised
Net realized (gains) losses on insurance operations	$11,246	$(393,909)	$(382,663)
Other non-cash amounts	8,949	17,335	26,284
Change in policy liabilities and accruals, net	(374,241)	(53,052)	(427,293)
Change in other assets	1,403,016	90,411	1,493,427
Change in accrued expenses and other liabilities	(2,403,802)	(900)	(2,404,702)
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

Notes to Financial Statements (Continued)
Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued new guidance to expand the population of investments in tax credit structures that may be eligible to apply the proportional amortization method (“PAM”), if certain criteria are met. The election to use the PAM can be made on a tax credit program-by-program basis. Under the new guidance, certain disclosures are required for investments in tax credit programs for which the PAM is elected. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. KKR is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Notes to Financial Statements (Continued)
4. REVENUES - ASSET MANAGEMENT
For the three and six months ended June 30, 2023 and 2022, respectively, Asset Management revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management Fees	$446,809	$418,229	$899,902	$816,275
Fee Credits	(49,612)	(63,574)	(107,143)	(251,319)
Transaction Fees	269,416	177,861	479,255	644,827
Monitoring Fees	34,796	30,522	64,649	69,922
Incentive Fees	12,158	7,141	18,571	14,198
Expense Reimbursements	16,840	25,576	32,384	66,879
Consulting Fees	24,040	19,509	43,845	34,993
Total Fees and Other	754,447	615,264	1,431,463	1,395,775

Carried Interest	540,615	(738,309)	883,685	(1,521,997)
General Partner Capital Interest	156,282	(185,165)	262,230	(347,220)
Total Capital Allocation-Based Income (Loss)	696,897	(923,474)	1,145,915	(1,869,217)

Total Revenues - Asset Management	$1,451,344	$(308,210)	$2,577,378	$(473,442)

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(27,156)	$507,346	$480,190	$225,585	$(1,663,216)	$(1,437,631)
Credit (1)	(276,849)	316,985	40,136	(42,011)	(309,990)	(352,001)
Investments of Consolidated CFEs (1)	(44,865)	251,101	206,236	205	(1,474,681)	(1,474,476)
Real Assets (1)	51,620	(183,635)	(132,015)	263,324	(72,768)	190,556
Equity Method - Other (1)	18,817	233,278	252,095	40,009	(245,626)	(205,617)
Other Investments (1)	(210,136)	188,596	(21,540)	35,160	(352,215)	(317,055)
Foreign Exchange Forward Contracts and Options (2)	61,106	(70,072)	(8,966)	50,952	228,930	279,882
Securities Sold Short (2)	2,519	(5,669)	(3,150)	23,470	10,163	33,633
Other Derivatives (2)	16,070	(8,419)	7,651	(4,617)	22,191	17,574
Debt Obligations and Other (3)	19,574	(270,126)	(250,552)	(42,118)	1,421,784	1,379,666
Net Gains (Losses) From Investment Activities	$(389,300)	$959,385	$570,085	$549,959	$(2,435,428)	$(1,885,469)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$171,925	$470,682	$642,607	$423,965	$(1,928,542)	$(1,504,577)
Credit (1)	(299,812)	421,760	121,948	(53,466)	(498,964)	(552,430)
Investments of Consolidated CFEs (1)	(49,882)	568,982	519,100	3,154	(1,744,229)	(1,741,075)
Real Assets (1)	61,054	(509,544)	(448,490)	260,563	1,224,502	1,485,065
Equity Method - Other (1)	58,036	262,783	320,819	54,293	(318,268)	(263,975)
Other Investments (1)	(322,799)	188,077	(134,722)	36,903	(367,230)	(330,327)
Foreign Exchange Forward Contracts and Options (2)	2,471	(33,803)	(31,332)	141,842	81,923	223,765
Securities Sold Short (2)	(956)	(3,428)	(4,384)	59,552	20,344	79,896
Other Derivatives (2)	13,948	5,911	19,859	(16,622)	42,328	25,706
Debt Obligations and Other (3)	76,095	(670,824)	(594,729)	(80,596)	1,687,340	1,606,744
Net Gains (Losses) From Investment Activities	$(289,920)	$700,596	$410,676	$829,588	$(1,800,796)	$(971,208)

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
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities – interest and other income	$1,086,016	$745,346	$2,136,812	$1,436,639
Mortgage and other loan receivables	472,074	373,563	931,220	697,704
Investments in transportation and other leased assets	78,727	66,714	154,915	134,393
Investments in renewable energy	17,346	44,419	37,929	69,637
Investments in real estate	43,360	29,954	79,461	33,857
Short-term and other investment income	54,678	29,800	132,294	50,497
Income assumed from funds withheld receivable at interest	25,681	23,497	47,782	43,102
Policy loans	8,424	7,055	18,701	14,966
Income ceded to funds withheld payable at interest	(317,260)	(238,761)	(618,483)	(418,463)
Gross investment income	1,469,046	1,081,587	2,920,631	2,062,332
Less investment expenses:
Investment management and administration	80,137	95,656	165,478	208,787
Transportation and renewable energy asset depreciation and maintenance	57,226	48,856	106,388	102,809
Interest expense on derivative collateral and repurchase agreements	20,628	5,186	37,013	6,242
Net investment income	$1,311,055	$931,889	$2,611,752	$1,744,494

Notes to Financial Statements (Continued)
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
Net investment-related gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized gains (losses) on available-for-sale fixed maturity debt securities	$(55,471)	$(287,373)	$(52,039)	$(530,723)
Credit loss allowances on available-for-sale securities	(30,622)	(6,442)	(106,940)	(17,044)
Credit loss allowances on mortgage and other loan receivables	(30,580)	(12,298)	(94,691)	(38,383)
Allowances on unfunded commitments	39,594	(10,168)	31,594	(3,378)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	—	—	(26,741)	—
Unrealized gains (losses) on fixed maturity securities classified as trading	(66,627)	(989,678)	309,663	(2,028,124)
Unrealized losses on investments recognized under the fair-value option	(3,440)	(38,435)	(59,213)	(40,928)
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(43,371)	45,396	19,821	123,088
Net (losses) gains on derivative instruments	78,244	855,366	(269,981)	1,715,100
Realized gains on funds withheld at interest payable portfolio	3,632	28,727	7,612	2,340
Realized (losses) gains on funds withheld at interest receivable portfolio	(12,020)	(22,162)	5,713	3,438
Other realized gains (losses)	3,111	10,741	(6,181)	19,608
Net investment-related gains (losses)	$(117,550)	$(426,326)	$(241,383)	$(795,006)

Notes to Financial Statements (Continued)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$1,449	$199,665	$201,114	$1,298	$127,034	$128,332
Initial impairments for credit losses recognized on securities not previously impaired	20,586	1,808	22,394	20,737	47,008	67,745
Accretion of initial credit loss allowance on PCD securities	—	336	336	—	687	687
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,774)	(2,774)	—	(6,661)	(6,661)
Net additions / reductions for securities previously impaired	916	7,312	8,228	916	38,279	39,195
Balance, as of end of period	$22,951	$206,347	$229,298	$22,951	$206,347	$229,298

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$5,000	$91,908	$96,908	$3,238	$84,895	$88,133
Initial impairments for credit losses recognized on securities not previously impaired	—	20,197	20,197	122	35,955	36,077
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	567	567	—	707	707
Accretion of initial credit loss allowance on PCD securities	—	391	391	—	868	868
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(2,015)	(2,015)	—	(4,459)	(4,459)
Net additions / reductions for securities previously impaired	2,842	(16,597)	(13,755)	4,482	(23,515)	(19,033)
Balance, as of end of period	$7,842	$94,451	$102,293	$7,842	$94,451	$102,293
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$247,426	$134,447	$207,227	$589,100	$227,315	$125,824	$207,089	$560,228
Net provision (release)	6,440	7,218	16,922	30,580	26,551	17,534	50,606	94,691
Charge-offs	(14,000)	(1,729)	(34,576)	(50,305)	(14,000)	(3,422)	(69,948)	(87,370)
Recoveries of amounts previously charged-off	—	—	8,674	8,674	—	—	10,500	10,500
Balance, as of end of period	$239,866	$139,936	$198,247	$578,049	$239,866	$139,936	$198,247	$578,049

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$81,536	$87,583	$231,043	$400,162	$65,970	$72,082	$236,025	$374,077
Net provision (release)	22,408	8,611	(18,721)	12,298	37,974	24,112	(23,703)	38,383
Charge-offs	—	—	(575)	(575)	—	—	(575)	(575)
Balance, as of end of period	$103,944	$96,194	$211,747	$411,885	$103,944	$96,194	$211,747	$411,885

Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AFS fixed maturity securities:
Proceeds from voluntary sales	$1,728,403	$3,933,957	$3,135,328	$10,062,242
Gross gains	15,101	1,254	30,565	10,196
Gross losses	(70,812)	(286,576)	(80,856)	(532,447)

Notes to Financial Statements (Continued)
8. INVESTMENTS
Investments consist of the following:

	June 30, 2023	December 31, 2022
Asset Management
Private Equity	$29,884,522	$26,607,688
Credit	7,962,238	7,804,392
Investments of Consolidated CFEs	24,514,439	22,492,366
Real Assets	21,142,323	17,976,366
Equity Method - Other	6,572,739	6,838,541
Equity Method - Capital Allocation-Based Income	7,810,797	6,862,712
Other Investments	3,991,810	3,793,398
Investments - Asset Management	$101,878,868	$92,375,463

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$67,034,371	$61,939,529
Mortgage and other loan receivables	35,907,563	35,090,698
Fixed maturity securities, trading, at fair value(2)	12,585,845	12,038,847
Other investments	10,453,844	11,374,656
Funds withheld receivable at interest	2,727,317	2,868,036
Policy loans	871,422	868,911
Equity securities at fair value	19,602	18,499
Investments - Insurance	$129,599,964	$124,199,176

Total Investments	$231,478,832	$216,574,639
(1)Amortized cost of $77.7 billion and $73.6 billion, net of credit loss allowances of $229.3 million and $128.3 million, respectively.
(2)Amortized cost of $15.0 billion and $14.8 billion, respectively.

As of both June 30, 2023 and December 31, 2022, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of June 30, 2023			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$491,921	$—	$445	$(69,685)	$422,681
U.S. state, municipal and political subdivisions	5,442,438	—	8,257	(1,066,857)	4,383,838
Corporate	46,533,475	(22,951)	98,029	(7,397,857)	39,210,696
Residential mortgage-backed securities, or “RMBS”	8,200,045	(153,009)	14,105	(696,380)	7,364,761
Commercial mortgage-backed securities, or “CMBS”	7,499,573	(14,577)	417	(801,183)	6,684,230
Collateralized bond obligations, or “CBOs”	2,995,905	(906)	—	(213,268)	2,781,731
CLOs	3,515,267	(25,765)	1,684	(144,320)	3,346,866
Asset-backed securities, or “ABSs”	3,050,641	(12,090)	9,349	(208,332)	2,839,568
Total AFS fixed maturity securities	$77,729,265	$(229,298)	$132,286	$(10,597,882)	$67,034,371

Notes to Financial Statements (Continued)
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(21.3) million.

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

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.
The maturity distribution for AFS fixed maturity securities is as follows:

As of June 30, 2023	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$1,364,257	$1,343,976
Due after one year through five years	12,602,956	12,001,680
Due after five years through ten years	9,394,459	8,602,514
Due after ten years	29,083,211	22,069,045
Subtotal	52,444,883	44,017,215
RMBS	8,047,036	7,364,761
CMBS	7,484,996	6,684,230
CBOs	2,994,999	2,781,731
CLOs	3,489,502	3,346,866
ABSs	3,038,551	2,839,568
Total AFS fixed maturity securities	$77,499,967	$67,034,371
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Global Atlantic may have the right to put or sell the obligations back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.
Purchased credit deteriorated securities
Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

Notes to Financial Statements (Continued)

	Six Months Ended June 30,
	2023	2022
Purchase price of PCD securities acquired during the current period	$—	$15,951
Allowance for credit losses at acquisition	—	707
Discount attributable to other factors	—	1,057
Par value	$—	$17,715
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of June 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$177,322	$(2,918)	$198,376	$(66,767)	$375,698	$(69,685)
U.S. state, municipal and political subdivisions	321,202	(13,832)	3,766,538	(1,053,025)	4,087,740	(1,066,857)
Corporate	8,821,425	(339,357)	25,974,990	(7,058,500)	34,796,415	(7,397,857)
RMBS	1,633,807	(49,552)	4,845,271	(646,828)	6,479,078	(696,380)
CBOs	—	—	2,781,731	(213,268)	2,781,731	(213,268)
CMBS	545,960	(59,584)	6,045,832	(741,599)	6,591,792	(801,183)
CLOs	688,364	(4,229)	2,258,563	(140,091)	2,946,927	(144,320)
ABSs	886,866	(42,113)	1,525,227	(166,219)	2,412,093	(208,332)
Total AFS fixed maturity securities in a continuous loss position	$13,074,946	$(511,585)	$47,396,528	$(10,086,297)	$60,471,474	$(10,597,882)

	Less than 12 months		12 months or more		Total
As of December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$122,272	$(52,639)	$108,498	$(19,855)	$230,770	$(72,494)
U.S. state, municipal and political subdivisions	2,321,404	(605,698)	1,780,984	(628,176)	4,102,388	(1,233,874)
Corporate	14,792,384	(2,114,695)	17,943,907	(5,869,646)	32,736,291	(7,984,341)
RMBS	3,998,737	(442,543)	2,068,529	(391,669)	6,067,266	(834,212)
CBOs	1,351,552	(103,499)	1,482,099	(114,274)	2,833,651	(217,773)
CMBS	4,054,053	(445,168)	2,338,517	(389,567)	6,392,570	(834,735)
CLOs	1,862,608	(139,766)	636,014	(60,394)	2,498,622	(200,160)
ABSs	1,610,876	(113,285)	832,635	(115,365)	2,443,511	(228,650)
Total AFS fixed maturity securities in a continuous loss position	$30,113,886	$(4,017,293)	$27,191,183	$(7,588,946)	$57,305,069	$(11,606,239)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $721.3 million and $836.3 million as of June 30, 2023 and December 31, 2022, respectively. The single largest unrealized loss on AFS fixed maturity securities was $56.5 million and $60.4 million as of June 30, 2023 and December 31, 2022, respectively. Global Atlantic had 6,483 and 6,328 securities in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
As of June 30, 2023, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 5,193 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	June 30, 2023	December 31, 2022
Commercial mortgage loans(1)	$19,623,670	$18,830,780
Residential mortgage loans(1)	11,451,908	10,688,972
Consumer loans	4,797,741	5,228,534
Other loan receivables(2)	612,293	902,640
Total mortgage and other loan receivables	36,485,612	35,650,926
Allowance for credit losses(3)	(578,049)	(560,228)
Total mortgage and other loan receivables, net of allowance for credit losses	$35,907,563	$35,090,698
(1)Includes $768.3 million and $787.5 million of loans carried at fair value using the fair value option as of June 30, 2023 and December 31, 2022, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $847.1 million and $871.2 million as of June 30, 2023 and December 31, 2022, respectively.
(2)As of June 30, 2023 and December 31, 2022, other loan receivables consisted primarily of loans collateralized by aircraft of $266.0 million and $282.3 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(99.8) million and $(106.2) million as of June 30, 2023 and December 31, 2022, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of June 30, 2023:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2023	$80,155	$1,112,763	$1,192,918
2024	370,707	2,066,110	2,436,817
2025	15,373	3,647,053	3,662,426
2026	865,712	4,381,877	5,247,589
2027	861,384	2,897,827	3,759,211
2028	130,047	1,381,665	1,511,712
2029 and thereafter	9,128,530	4,136,375	13,264,905
Total	$11,451,908	$19,623,670	$31,075,578
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

Notes to Financial Statements (Continued)
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans – carrying value by geographic region	June 30, 2023		December 31, 2022
Pacific	$7,772,463	25.0%	$7,197,110	24.4%
West South Central	4,095,311	13.2%	3,582,648	12.1%
South Atlantic	8,403,005	27.0%	8,051,653	27.3%
Middle Atlantic	3,711,831	11.9%	3,590,530	12.2%
East North Central	1,162,564	3.7%	1,240,264	4.2%
Mountain	3,227,895	10.4%	3,152,895	10.7%
New England	1,326,697	4.3%	1,414,897	4.8%
East South Central	736,473	2.4%	712,886	2.4%
West North Central	356,590	1.1%	349,079	1.2%
Other regions	282,749	1.0%	227,790	0.7%
Total by geographic region	$31,075,578	100.0%	$29,519,752	100.0%

Mortgage loans – carrying value by property type	June 30, 2023		December 31, 2022
Residential	$11,451,908	36.9%	$10,688,972	36.2%
Office building	4,548,586	14.6%	4,594,238	15.6%
Multi-family	10,058,850	32.4%	9,698,728	32.9%
Industrial	3,455,341	11.1%	3,139,163	10.6%
Retail	540,899	1.7%	630,455	2.1%
Other property types	790,795	2.5%	582,479	2.0%
Warehouse	229,199	0.8%	185,717	0.6%
Total by property type	$31,075,578	100.0%	$29,519,752	100.0%
As of June 30, 2023 and December 31, 2022, Global Atlantic had $204.8 million and $192.3 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively, and have been classified as non-income producing. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received.

Notes to Financial Statements (Continued)
Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of June 30, 2023 and December 31, 2022:

	By year of origination
Performance status as of June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgage loans
Current-period gross charge-offs	$—	$—	$—	$—	$(14,000)	$—	$(14,000)

Current	$1,007,089	$6,241,717	$6,890,616	$728,767	$1,489,734	$3,232,200	$19,590,123
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	33,547	33,547
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$1,007,089	$6,241,717	$6,890,616	$728,767	$1,489,734	$3,265,747	$19,623,670
Residential mortgage loans
Current-period gross charge-offs	$—	$(247)	$(420)	$(175)	$(1,253)	$(1,327)	$(3,422)

Current	$884,306	$2,034,999	$4,703,496	$1,714,490	$248,569	$1,447,905	$11,033,765
30 to 59 days past due	17,059	23,739	39,798	701	6,585	69,442	157,324
60 to 89 days past due	2,770	4,494	18,167	3,158	925	26,523	56,037
90 days or more past due	—	10,051	55,863	10,722	11,187	116,959	204,782
Total residential mortgage loans	$904,135	$2,073,283	$4,817,324	$1,729,071	$267,266	$1,660,829	$11,451,908
Consumer loans
Current-period gross charge-offs	$—	$(6,077)	$(37,268)	$(10,414)	$(6,636)	$(9,553)	$(69,948)

Current	$40,157	$500,041	$1,955,018	$776,939	$674,950	$722,964	$4,670,069
30 to 59 days past due	33	4,686	32,464	5,388	4,581	13,933	61,085
60 to 89 days past due	—	2,349	14,721	3,310	1,860	6,765	29,005
90 days or more past due	—	4,269	16,273	5,167	4,663	7,210	37,582
Total consumer loans	$40,190	$511,345	$2,018,476	$790,804	$686,054	$750,872	$4,797,741
Total mortgage and consumer loan receivables	$1,951,414	$8,826,345	$13,726,416	$3,248,642	$2,443,054	$5,677,448	$35,873,319

Notes to Financial Statements (Continued)

	By year of origination
Performance status as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
Residential mortgage loans
Current	$1,855,038	$4,802,333	$1,879,606	$264,050	$13,670	$1,485,244	$10,299,941
30 to 59 days past due	10,534	49,169	6,144	6,471	—	80,357	152,675
60 to 89 days past due	796	13,143	2,016	955	—	27,114	44,024
90 days or more past due	7,598	35,978	11,483	8,389	2,438	126,446	192,332
Total residential mortgage loans	$1,873,966	$4,900,623	$1,899,249	$279,865	$16,108	$1,719,161	$10,688,972
Total mortgage loans	$7,955,227	$11,746,462	$2,708,503	$1,809,762	$1,276,701	$4,023,097	$29,519,752
The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	December 31, 2022
Consumer loans
Current	$5,113,507
30 to 59 days past due	62,742
60 to 89 days past due	31,371
90 days or more past due	20,914
Total consumer loans	$5,228,534
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of June 30, 2023 and December 31, 2022:

Loan-to-value as of June 30, 2023, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2023	$1,007,089	$—	$—	$1,007,089
2022	5,838,036	403,681	—	6,241,717
2021	5,021,450	1,653,636	215,530	6,890,616
2020	599,616	94,027	35,124	728,767
2019	1,338,401	151,333	—	1,489,734
2018	906,284	19,025	178,714	1,104,023
Prior	2,099,976	—	61,748	2,161,724
Total commercial mortgage loans	$16,810,852	$2,321,702	$491,116	$19,623,670

Notes to Financial Statements (Continued)

Loan-to-value as of December 31, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$5,677,763	$403,498	$—	$6,081,261
2021	4,971,346	1,758,748	115,745	6,845,839
2020	650,825	123,343	35,086	809,254
2019	1,211,523	215,050	103,324	1,529,897
2018	1,061,566	18,885	180,142	1,260,593
2017	699,144	—	18,160	717,304
Prior	1,586,632	—	—	1,586,632
Total commercial mortgage loans	$15,858,799	$2,519,524	$452,457	$18,830,780
Changing economic conditions and updated assumptions affect Global Atlantic's assessment of the collectability of commercial mortgage loans. Changing vacancies and rents are incorporated into the analysis that Global Atlantic performs to measure the allowance for credit losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% and 64% as of June 30, 2023 and December 31, 2022, respectively.
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
For commercial mortgage loans, modifications for borrowers experiencing financial difficulty are tailored for individual loans and may include interest rate relief, maturity extensions or, less frequently, principal forgiveness. For both residential mortgage loans and consumer loans, the most common modifications for borrowers experiencing financial difficulty, aside from insignificant delays in payment, typically involve deferral of missed payments to the end of the loan term, interest rate relief, or maturity extensions.
The table below presents the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the three and six months ended June 30, 2023.

Three months ended June 30, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$133,668	$133,668	0.68%
Residential mortgage loans	517	847	17,207	1,762	20,333	0.18%
Consumer loans	3,149	1,395	44,074	9,513	58,131	1.21%
Total	$3,666	$2,242	$61,281	$144,943	$212,132
(1)Includes modifications involving deferral of amounts due, interest rate relief and/or maturity extension.

Notes to Financial Statements (Continued)

Six months ended June 30, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$198,371	$198,371	1.01%
Residential mortgage loans(2)	1,090	1,201	29,493	2,292	34,076	0.30%
Consumer loans	4,266	1,395	44,074	9,513	59,248	1.23%
Total	$5,356	$2,596	$73,567	$210,176	$291,695
(1)Includes modifications involving deferral of amounts due, interest rate relief and/or maturity extension.
(2)Certain loans that were modified in the prior quarter have since been repaid in full.
All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief involved a change from a floating rate to a weighted average fixed rate of 4.0%. The maturity extensions for these loans added a weighted-average of 2.5 years to the life of the loans. In addition, one of the commercial mortgage loans that had a combination of modifications had forgiveness of a portion of the principal due. Global Atlantic has commitments to lend additional funds of $12.9 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the six months ended June 30, 2023.

Performance status as of June 30, 2023 by loan type	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial mortgage loans	$164,824	$—	$33,547	$—	$198,371
Residential mortgage loans	22,860	757	6,394	4,065	34,076
Consumer loans	46,778	8,428	3,087	955	59,248
Total	$234,462	$9,185	$43,028	$5,020	$291,695
Other investments
Other investments consist of the following:

	June 30, 2023	December 31, 2022
Investments in real estate(1)	$4,826,960	$4,641,429
Investments in renewable energy(2)	2,288,584	3,427,062
Investments in transportation and other leased assets(3)	2,876,274	2,821,602
Other investment partnerships	181,811	197,378
Federal Home Loan Bank (FHLB) common stock and other investments	280,215	287,185
Total other investments	$10,453,844	$11,374,656
(1)Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $134.7 million and $229.7 million as of June 30, 2023 and December 31, 2022, respectively.
(3)Net of accumulated depreciation of $268.8 million and $230.2 million as of June 30, 2023 and December 31, 2022, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.1 billion as of both June 30, 2023 and December 31, 2022, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $20.5 million and $21.0 million as of June 30, 2023 and December 31, 2022, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $216.0 million and $264.9 million as of June 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
Repurchase agreement transactions
As of June 30, 2023 and December 31, 2022, Global Atlantic participated in repurchase agreements with a notional value of $814.1 million and $798.9 million, respectively. As collateral for these transactions, Global Atlantic may post AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of June 30, 2023 and December 31, 2022 is presented in the following tables:

As of June 30, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$525,024	$—	$322,723	$847,747
Residential mortgage loans	—	10,889	—	—	10,889
Total borrowing	$—	$535,913	$—	$322,723	$858,636

As of December 31, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$507,656	$325,912	$833,568
Total borrowing	$—	$—	$507,656	$325,912	$833,568
Other pledges and restrictions
Certain of Global Atlantic’s subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $131 million and $129 million (accounted for at cost basis) of stock in FHLBs as of June 30, 2023 and December 31, 2022, respectively. In addition, Global Atlantic’s operating insurance subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $5.1 billion and $3.6 billion as of June 30, 2023 and December 31, 2022, respectively.
Insurance – statutory deposits
As of June 30, 2023 and December 31, 2022, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $146.2 million and $142.7 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $279.6 million and $278.7 million as of June 30, 2023 and December 31, 2022, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of June 30, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$17,599,590	$523,986	$303,777
Other Derivatives	503,362	8,093	2,590
Total Asset Management	$18,102,952	$532,079	$306,367

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$8,676,000	$15,604	$699,007
Foreign currency contracts	2,216,666	27,434	55,199
Total derivatives designated as hedge accounting instruments	$10,892,666	$43,038	$754,206
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$19,427,472	$188,044	$275,269
Equity market contracts	37,955,559	1,298,658	260,233
Foreign currency contracts	702,911	79,417	34,403
Credit risk contracts	60,000	—	762
Total derivatives not designated as hedge accounting instruments	$58,145,942	$1,566,119	$570,667
Impact of netting(2)	$—	$(572,346)	$(572,346)
Total Insurance(1)	$69,038,608	$1,036,811	$752,527

Fair value included within total assets and liabilities	$87,141,560	$1,568,890	$1,058,894
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $(3.8) million and the fair value of these embedded derivatives related to liabilities was $172.4 million as of June 30, 2023.
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

Notes to Financial Statements (Continued)
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $12.8 million and the fair value of these embedded derivatives related to liabilities was $(1.3) billion as of December 31, 2022.
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
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of June 30, 2023		As of December 31, 2022
	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)
AFS fixed maturity securities(2)	$2,166,079	$56,037	$2,010,748	$(61,785)
Debt	(1,575,234)	(197,789)	(945,873)	(201,603)
Policy liabilities	(6,123,575)	(370,874)	(5,670,884)	(435,494)
(1)Includes $39.9 million and $53.1 million of hedging adjustments on discontinued hedging relationships as of June 30, 2023 and December 31, 2022, respectively.
(2)Carrying amount is the amortized cost for AFS debt securities.

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. These arrangements are hedging purchases from July 2023 through December 2027 and are expected to affect earnings until 2052. Regression analysis is used to assess the effectiveness of these hedges.
As of June 30, 2023 and December 31, 2022, there was a cumulative (loss) gain of $(132.6) million and $(169.8) million on the currently designated bond forwards recorded in accumulated other comprehensive loss, respectively. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
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

Notes to Financial Statements (Continued)
Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

	Three Months Ended June 30, 2023
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(85,895)	$(40,492)	$—
Foreign currency contracts	(19,512)	—	—	—	(6,397)
Total gains (losses) on derivatives designated as hedge instruments	$(19,512)	$—	$(85,895)	$(40,492)	$(6,397)
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$85,895	$40,492	$—
Foreign currency contracts	26,413	—	—	—	—
Total gains (losses) on hedged items	$26,413	$—	$85,895	$40,492	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$7,229	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	7,229	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$14,130	$—	$—	$—	$(6,397)
Cash flow hedges
Interest rate contracts	$(269)	$—	$—	$—	$(20,702)
Total gains (losses) on cash flow hedges	$(269)	$—	$—	$—	$(20,702)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$(8,966)	$—	$—	$—	$—
Other Derivatives	7,651	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(1,315)	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$14,149	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	32,842	—	—	—	—
Equity index options	230,602	—	—	—	—
Equity future contracts	(48,383)	—	—	—	—
Interest rate contracts and other contracts	(164,765)	—	—	—	—
Credit risk contracts	(62)	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$64,383	$—	$—	$—	$—
Total	$76,929	$—	$—	$—	$(27,099)

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(51,338)	$(20,388)	$—
Foreign currency contracts	(54,900)	—	—	—	2,883
Total gains (losses) on derivatives designated as hedge instruments	$(54,900)	$—	$(51,338)	$(20,388)	$2,883
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$51,338	$20,388	$—
Foreign currency contracts	56,037	—	—	—	—
Total gains (losses) on hedged items	$56,037	$—	$51,338	$20,388	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$14,055	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	14,055	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$15,192	$—	$—	$—	$2,883
Cash flow hedges
Interest rate contracts	$(537)	$—	$—	$—	$37,218
Total gains (losses) on cash flow hedges	$(537)	$—	$—	$—	$37,218
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$(31,332)	$—	$—	$—	$—
Other Derivatives	19,859	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(11,473)	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$(16,618)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	(397,393)	—	—	—	—
Equity index options	314,489	—	—	—	—
Equity future contracts	(89,208)	—	—	—	—
Interest rate contracts and other contracts	(95,769)	—	—	—	—
Credit risk contracts	(137)	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$(284,636)	$—	$—	$—	$—
Total	$(281,454)	$—	$—	$—	$40,101

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2022
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(148,285)	$(47,115)	$—
Foreign currency contracts	77,686	—	—	—	331
Total gains (losses) on derivatives designated as hedge instruments	$77,686	$—	$(148,285)	$(47,115)	$331
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$148,285	$47,115	$—
Foreign currency contracts	(60,535)	—	—	—	—
Total gains (losses) on hedged items	$(60,535)	$—	$148,285	$47,115	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$1,986	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$1,986	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$19,137	$—	$—	$—	$331
Cash flow hedges
Interest rate contracts	$218	$—	$—	$—	$(67,029)
Total gains (losses) on cash flow hedges	$218	$—	$—	$—	$(67,029)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$279,882	$—	$—	$—	$—
Other Derivatives	17,574	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$297,456	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$(33,361)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	1,363,700	—	—	—	—
Equity index options	(504,859)	—	—	—	—
Equity future contracts	82,389	—	—	—	—
Interest rate contracts and other contracts	(73,725)	—	—	—	—
Credit risk contracts	1,867	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$836,011	$—	$—	$—	$—
Total	$1,152,822	$—	$—	$—	$(66,698)

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2022
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(269,659)	$(117,675)	$—
Foreign currency contracts	118,428	—	—	—	18,649
Total gains (losses) on derivatives designated as hedge instruments	$118,428	$—	$(269,659)	$(117,675)	$18,649
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$269,659	$117,675	$—
Foreign currency contracts	(96,467)	—	—	—	—
Total gains (losses) on hedged items	$(96,467)	$—	$269,659	$117,675	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$5,530	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$5,530	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$27,491	$—	$—	$—	$18,649
Cash flow hedges
Interest rate contracts	$421	$—	$—	$—	$(115,093)
Total gains (losses) on cash flow hedges	$421	$—	$—	$—	$(115,093)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$223,765	$—	$—	$—	$—
Other Derivatives	25,706	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$249,471	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$(67,341)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	2,544,135	—	—	—	—
Equity index options	(728,225)	—	—	—	—
Equity future contracts	162,185	—	—	—	—
Interest rate contracts and other contracts	(223,901)	—	—	—	—
Credit risk contracts	335	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$1,687,188	$—	$—	$—	$—
Total	$1,964,571	$—	$—	$—	$(96,444)

Notes to Financial Statements (Continued)
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of June 30, 2023	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,609,157	$(572,346)	$1,036,811	$(938,003)	$98,808
Derivative liabilities (excluding embedded derivatives)	$1,324,873	$(572,346)	$752,527	$565,957	$186,570
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$936,565	$(212,175)	$724,390	$(466,371)	$258,019
Derivative liabilities (excluding embedded derivatives)	$1,146,282	$(212,175)	$934,107	$366,508	$567,599
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
Assets, at fair value:

	June 30, 2023
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,224,878	$53,423	$28,606,221	$29,884,522
Credit	286,269	2,303,087	5,372,882	7,962,238
Investments of Consolidated CFEs	—	24,514,439	—	24,514,439
Real Assets	—	834,744	20,307,579	21,142,323
Equity Method - Other	406,958	172,449	1,695,170	2,274,577
Other Investments	240,539	80,941	3,670,330	3,991,810
Total Investments	$2,158,644	$27,959,083	$59,652,182	$89,769,909
Foreign Exchange Contracts and Options	—	523,986	—	523,986
Other Derivatives	158	7,935	—	8,093
Total Assets at Fair Value - Asset Management	$2,158,802	$28,491,004	$59,652,182	$90,301,988
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$335,919	$86,762	$—	$422,681
U.S. state, municipal and political subdivisions	—	4,383,838	—	4,383,838
Corporate	—	30,818,137	8,392,560	39,210,697
Structured securities	—	21,094,411	1,922,744	23,017,155
Total AFS fixed maturity securities	$335,919	$56,383,148	$10,315,304	$67,034,371
Trading fixed maturity securities:
U.S. government and agencies	$232,707	$62,291	$—	$294,998
U.S. state, municipal and political subdivisions	—	468,522	—	468,522
Corporate	—	7,372,596	636,764	8,009,360
Structured securities	—	3,154,782	658,183	3,812,965
Total trading fixed maturity securities	$232,707	$11,058,191	$1,294,947	$12,585,845
Equity securities	3,907	—	15,695	19,602
Mortgage and other loan receivables	—	—	768,276	768,276
Other investments(1)	—	—	5,016,427	5,016,427
Funds withheld receivable at interest	—	—	(3,833)	(3,833)
Reinsurance recoverable	—	—	988,639	988,639
Derivative assets:
Equity market contracts	4,954	1,293,704	—	1,298,658
Interest rate contracts	9,211	194,437	—	203,648
Foreign currency contracts	—	106,851	—	106,851
Impact of netting(2)	(41,186)	(531,160)	—	(572,346)
Total derivative assets	$(27,021)	$1,063,832	$—	$1,036,811
Separate account assets	4,182,437	—	—	4,182,437
Total Assets at Fair Value - Insurance	$4,727,949	$68,505,171	$18,395,455	$91,628,575

Total Assets at Fair Value	$6,886,751	$96,996,175	$78,047,637	$181,930,563

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,057,025	$213,706	$25,336,957	$26,607,688
Credit	187,504	1,830,862	5,786,026	7,804,392
Investments of Consolidated CFEs	—	22,492,366	—	22,492,366
Real Assets	—	961,254	17,015,112	17,976,366
Equity Method - Other	435,315	883,652	1,624,420	2,943,387
Other Investments	395,972	63,060	3,334,366	3,793,398
Total Investments	$2,075,816	$26,444,900	$53,096,881	$81,617,597
Foreign Exchange Contracts and Options	—	668,716	—	668,716
Other Derivatives	9	7,510	—	7,519
Total Assets at Fair Value - Asset Management	$2,075,825	$27,121,126	$53,096,881	$82,293,832
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$283,402	$83,339	$—	$366,741
U.S. state, municipal and political subdivisions	—	4,410,960	—	4,410,960
Corporate	—	28,006,275	8,310,657	36,316,932
Structured securities	—	19,425,455	1,419,441	20,844,896
Total AFS fixed maturity securities	$283,402	$51,926,029	$9,730,098	$61,939,529
Trading fixed maturity securities:
U.S. government and agencies	$93,697	$59,940	$—	$153,637
U.S. state, municipal and political subdivisions	—	705,836	—	705,836
Corporate	—	7,218,354	672,023	7,890,377
Structured securities	—	2,645,186	643,811	3,288,997
Total trading fixed maturity securities	$93,697	$10,629,316	$1,315,834	$12,038,847
Equity securities	2,213	—	16,286	18,499
Mortgage and other loan receivables	—	—	787,515	787,515
Other investments(1)	—	—	4,883,441	4,883,441
Funds withheld receivable at interest	—	—	12,785	12,785
Reinsurance recoverable	—	—	981,775	981,775
Derivative assets:
Equity market contracts	31,025	595,366	—	626,391
Interest rate contracts	4,856	177,878	—	182,734
Foreign currency contracts	—	127,440	—	127,440
Impact of netting(2)	(7,079)	(205,096)	—	(212,175)
Total derivative assets	$28,802	$695,588	$—	$724,390
Separate account assets	4,130,794	—	—	4,130,794
Total Assets at Fair Value - Insurance	$4,538,908	$63,250,933	$17,727,734	$85,517,575

Total Assets at Fair Value	$6,614,733	$90,372,059	$70,824,615	$167,811,407
(1)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of June 30, 2023 and December 31, 2022, the fair value of these investments was $138.4 million and $148.9 million, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
Liabilities, at fair value:

	June 30, 2023
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$138,360	$—	$—		$138,360
Foreign Exchange Contracts and Options	—	303,780	—		303,780
Unfunded Revolver Commitments	—	—	110,106	(1)	110,106
Other Derivatives	—	2,590	—		2,590
Debt Obligations of Consolidated CFEs	—	24,261,260	—		24,261,260
Total Liabilities at Fair Value - Asset Management	$138,360	$24,567,630	$110,106		$24,816,096

Insurance
Policy liabilities(3) (including market risk benefits)	$—	$—	$1,181,368		$1,181,368
Closed block policy liabilities	—	—	1,026,339		1,026,339
Funds withheld payable at interest	—	—	(3,090,373)		(3,090,373)
Derivative instruments payable:
Equity market contracts	25,653	234,580	—		260,233
Interest rate contracts	15,533	958,743	—		974,276
Foreign currency contracts	—	89,602	—		89,602
Credit contracts	—	762	—		762
Impact of netting(2)	(41,186)	(531,160)	—		(572,346)
Total derivative instruments payable	—	752,527	—		752,527
Embedded derivative – interest-sensitive life products	—	—	447,005		447,005
Embedded derivative – annuity products	—	—	2,815,783		2,815,783
Total Liabilities at Fair Value - Insurance	$—	$752,527	$2,380,122		$3,132,649

Total Liabilities at Fair Value	$138,360	$25,320,157	$2,490,228		$27,948,745

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$158,751	$—	$—		$158,751
Foreign Exchange Contracts and Options	—	406,746	—		406,746
Unfunded Revolver Commitments	—	—	137,315	(1)	137,315
Other Derivatives	—	11,018	—		11,018
Debt Obligations of Consolidated CFEs	—	22,273,242	—		22,273,242
Total Liabilities at Fair Value - Asset Management	$158,751	$22,691,006	$137,315		$22,987,072

Insurance
Policy liabilities(3) (including market risk benefits)	$—	$—	$1,063,496		$1,063,496
Closed block policy liabilities	—	—	1,016,313		1,016,313
Funds withheld payable at interest	—	—	(3,487,766)		(3,487,766)
Derivative instruments payable:
Equity market contracts	2,692	88,652	—		91,344
Interest rate contracts	9,693	952,636	—		962,329
Foreign currency contracts	—	91,680	—		91,680
Credit contracts	—	929	—		929
Impact of netting(2)	(7,079)	(205,096)	—		(212,175)
Total derivative instruments payable	5,306	928,801	—		934,107
Embedded derivative – interest-sensitive life products	—	—	337,860		337,860
Embedded derivative – annuity products	—	—	1,851,381		1,851,381
Total Liabilities at Fair Value - Insurance	$5,306	$928,801	$781,284		$1,715,391

Total Liabilities at Fair Value	$164,057	$23,619,807	$918,599		$24,702,463
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.
(3)Includes market risk benefit of $828.4 million and $682.0 million as of June 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$26,189,501	$—	$—	$—	$1,963,136	$453,584	$—	$28,606,221	$520,098	$—
Credit	5,902,578	—	—	—	(541,887)	12,191	—	5,372,882	58,128	—
Real Assets	18,946,851	(126,889)	—	—	1,554,061	(66,444)	—	20,307,579	(58,048)	—
Equity Method - Other	1,602,694	—	—	(2,335)	2,856	91,955	—	1,695,170	92,549	—
Other Investments	3,738,446	—	22,777	—	(76,145)	(14,748)	—	3,670,330	(10,374)	—
Other Derivatives	—	—	—	—	—	—	—	—	—	—
Total Assets - Asset Management	$56,380,070	$(126,889)	$22,777	$(2,335)	$2,902,021	$476,538	$—	$59,652,182	$602,353	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,294,423	$—	$33,196	$—	$48,066	$16,996	$(121)	$8,392,560	$—	$21,233
Structured securities	1,770,785	—	104,572	—	29,871	7,234	10,282	1,922,744	—	12,158
Total AFS fixed maturity securities	10,065,208	—	137,768	—	77,937	24,230	10,161	10,315,304	—	33,391
Trading fixed maturity securities:
Corporate fixed maturity securities	631,870	—	—	—	3,109	1,785	—	636,764	1,867	—
Structured securities	661,565	—	6,081	—	(1,023)	(8,440)	—	658,183	(8,247)	—
Total trading fixed maturity securities	1,293,435	—	6,081	—	2,086	(6,655)	—	1,294,947	(6,380)	—
Equity securities	15,311	—	—	—	—	384	—	15,695	384	—
Mortgage and other loan receivables	773,917	—	—	—	(16,306)	10,665	—	768,276	11,178	—
Other investments	5,009,113	—	—	—	54,343	(47,029)	—	5,016,427	(58,190)	—
Funds withheld receivable at interest	(17,982)	—	—	—	—	14,149	—	(3,833)	—	—
Reinsurance recoverable	1,010,602	—	—	—	64	(22,027)	—	988,639	—	—
Total Assets - Insurance	$18,149,604	$—	$143,849	$—	$118,124	$(26,283)	$10,161	$18,395,455	$(53,008)	$33,391

Total	$74,529,674	$(126,889)	$166,626	$(2,335)	$3,020,145	$450,255	$10,161	$78,047,637	$549,345	$33,391

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$25,336,957	$—	$—	$—	$2,896,563	$372,701	$—	$28,606,221	$437,195	$—
Credit	5,786,026	—	17,628	(23,758)	(465,555)	58,541	—	5,372,882	102,197	—
Real Assets	17,015,112	(126,889)	—	—	3,769,101	(349,745)	—	20,307,579	(346,687)	—
Equity Method - Other	1,624,420	—	—	(2,335)	8,500	64,585	—	1,695,170	69,192	—
Other Investments	3,334,366	—	22,777	(22,376)	435,107	(99,544)	—	3,670,330	(102,992)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management	$53,096,881	$(126,889)	$40,405	$(48,469)	$6,645,869	$44,385	$—	$59,652,182	$158,905	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,310,657	$—	$33,196	$—	$(18,018)	$38,261	$28,464	$8,392,560	$—	$35,900
Structured securities	1,419,441	—	275,347	(3,374)	184,854	3,095	43,381	1,922,744	—	45,225
Total AFS fixed maturity securities	9,730,098	—	308,543	(3,374)	166,836	41,356	71,845	10,315,304	—	81,125
Trading fixed maturity securities:
Corporate fixed maturity securities	672,023	—	—	—	(24,784)	(10,475)	—	636,764	(10,009)	—
Structured securities	643,811	—	11,971	(6,747)	12,994	(3,846)	—	658,183	(2,959)	—
Total trading fixed maturity securities	1,315,834	—	11,971	(6,747)	(11,790)	(14,321)	—	1,294,947	(12,968)	—
Equity securities	16,286	—	—	—	—	(591)	—	15,695	(591)	—
Mortgage and other loan receivables	787,515	—	—	—	(26,866)	7,627	—	768,276	5,434	—
Other investments	4,883,441	—	—	—	165,285	(32,299)	—	5,016,427	(33,644)	—
Funds withheld receivable at interest	12,785	—	—	—	—	(16,618)	—	(3,833)	—	—
Reinsurance recoverable	981,775	—	—	—	(10,590)	17,454	—	988,639	—	—
Total Assets - Insurance	$17,727,734	$—	$320,514	$(10,121)	$282,875	$2,608	$71,845	$18,395,455	$(41,769)	$81,125

Total	$70,824,615	$(126,889)	$360,919	$(58,590)	$6,928,744	$46,993	$71,845	$78,047,637	$117,136	$81,125

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,999,016	$—	$—	$—	$(2,632)	$(1,077,663)	$—	$22,918,721	$(1,145,266)	$—
Credit	5,314,853	—	—	(88,092)	(174,627)	(121,123)	(3,099)	4,927,912	(116,384)	(3,099)
Real Assets	13,292,123	—	—	—	2,085,875	573,743	—	15,951,741	313,218	—
Equity Method - Other	984,904	—	—	—	565,959	(76,506)	—	1,474,357	(75,498)	—
Other Investments	3,134,926	—	—	(347)	16,343	(216,150)	—	2,934,772	(200,055)	—
Other Derivatives	705	—	—	—	44,423	(3,189)	—	41,939	1,428	—
Total Assets - Asset Management	$46,726,527	$—	$—	$(88,439)	$2,535,341	$(920,888)	$(3,099)	$48,249,442	$(1,222,557)	$(3,099)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,970,195	$—	$—	$(65,005)	$357,033	$(64,510)	$(154,644)	$8,043,069	$—	$(155,609)
Structured securities	1,382,539	—	—	—	(42,805)	(5,945)	(49,910)	1,283,879	—	(50,327)
Total AFS fixed maturity securities	9,352,734	—	—	(65,005)	314,228	(70,455)	(204,554)	9,326,948	—	(205,936)
Trading fixed maturity securities:
Corporate fixed maturity securities	705,685	—	—	(12,867)	11,995	(37,798)	—	667,015	(37,036)	—
Structured securities	630,579	—	7,675	(3,475)	(22,156)	(32,923)	—	579,700	(33,025)	—
Total trading fixed maturity securities	1,336,264	—	7,675	(16,342)	(10,161)	(70,721)	—	1,246,715	(70,061)	—
Equity securities	32,937	—	—	—	—	(15,620)	—	17,317	(15,620)	—
Mortgage and other loan receivables	1,007,906	—	—	—	(74,787)	(27,456)	—	905,663	(25,597)	—
Other investments	3,620,186	—	—	—	367,172	23,748	—	4,011,106	28,655	—
Funds withheld receivable at interest	8,196	—	—	—	—	(33,362)	—	(25,166)	—	—
Reinsurance recoverable	1,231,957	—	—	—	1,273	(129,546)	—	1,103,684	—	—
Total Assets - Insurance	$16,590,180	$—	$7,675	$(81,347)	$597,725	$(323,412)	$(204,554)	$16,586,267	$(82,623)	$(205,936)

Total	$63,316,707	$—	$7,675	$(169,786)	$3,133,066	$(1,244,300)	$(207,653)	$64,835,709	$(1,305,180)	$(209,035)

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$—	$—	$(138,220)	$678,160	$(943,853)	$—	$22,918,721	$(1,126,962)	$—
Credit	5,826,661	—	—	(88,092)	(558,468)	(247,721)	(4,468)	4,927,912	(175,067)	(4,468)
Real Assets	11,389,530	—	—	—	3,094,516	1,467,695	—	15,951,741	1,177,804	—
Equity Method - Other	1,013,807	—	—	—	606,141	(145,591)	—	1,474,357	(146,808)	—
Other Investments	3,240,013	—	—	(347)	(69,915)	(234,979)	—	2,934,772	(215,050)	—
Other Derivatives	479	—	—	—	55,707	(14,247)	—	41,939	(9,630)	—
Total Assets - Asset Management	$44,793,124	$—	$—	$(226,659)	$3,806,141	$(118,696)	$(4,468)	$48,249,442	$(495,713)	$(4,468)

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,652,134	$—	$—	$(65,005)	$748,638	$(64,710)	$(227,988)	$8,043,069	$—	$(205,729)
Structured securities	828,381	—	343,338	—	185,929	(9,354)	(64,415)	1,283,879	—	(74,724)
Total AFS fixed maturity securities	8,480,515	—	343,338	(65,005)	934,567	(74,064)	(292,403)	9,326,948	—	(280,453)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,354	—	—	(44,274)	194,427	(48,492)	—	667,015	(46,513)	—
Structured securities	418,774	—	105,982	(25,220)	122,047	(41,883)	—	579,700	(43,126)	—
Total trading fixed maturity securities	984,128	—	105,982	(69,494)	316,474	(90,375)	—	1,246,715	(89,639)	—
Equity securities	32,937	—	—	—	—	(15,620)	—	17,317	(15,620)	—
Mortgage and other loan receivables	832,674	—	—	—	128,410	(55,421)	—	905,663	(41,173)	—
Other investments	1,603,345	—	—	—	2,287,652	120,109	—	4,011,106	93,603	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(67,341)	—	(25,166)	—	—
Reinsurance recoverable	1,293,791	—	—	—	(13,102)	(177,005)	—	1,103,684	—	—
Total Assets - Insurance	$13,259,130	$—	$449,320	$(134,499)	$3,664,436	$(359,717)	$(292,403)	$16,586,267	$(52,829)	$(280,453)

Total	$58,052,254	$—	$449,320	$(361,158)	$7,470,577	$(478,413)	$(296,871)	$64,835,709	$(548,542)	$(284,921)

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$1,966,888	$—	$(3,752)	$—	$1,963,136	$2,922,825	$—	$(26,262)	$—	$2,896,563
Credit	296,290	—	(824,088)	(14,089)	(541,887)	737,023	—	(1,103,069)	(99,509)	(465,555)
Real Assets	1,965,000	—	(410,939)	—	1,554,061	4,256,691	—	(486,551)	(1,039)	3,769,101
Equity Method - Other	3,651	—	(795)	—	2,856	10,123	—	(1,623)	—	8,500
Other Investments	83,402	—	(123,520)	(36,027)	(76,145)	675,579	—	(139,536)	(100,936)	435,107
Other Derivatives	—	—	—	—	—	2,153	—	—	—	2,153
Total Assets - Asset Management	$4,315,231	$—	$(1,363,094)	$(50,116)	$2,902,021	$8,604,394	$—	$(1,757,041)	$(201,484)	$6,645,869

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$215,605	$—	$(5,080)	$(162,459)	$48,066	$450,987	$—	$(5,668)	$(463,337)	$(18,018)
Structured securities	88,308	—	—	(58,437)	29,871	265,127	—	—	(80,273)	184,854
Total AFS fixed maturity securities	303,913	—	(5,080)	(220,896)	77,937	716,114	—	(5,668)	(543,610)	166,836
Trading fixed maturity securities:
Corporate fixed maturity securities	7,146	—	—	(4,037)	3,109	14,863	—	(1,000)	(38,647)	(24,784)
Structured securities	12,787	—	—	(13,810)	(1,023)	37,437	—	(694)	(23,749)	12,994
Total trading fixed maturity securities	19,933	—	—	(17,847)	2,086	52,300	—	(1,694)	(62,396)	(11,790)
Mortgage and other loan receivables	257	—	—	(16,563)	(16,306)	634	—	(3,078)	(24,422)	(26,866)
Other investments	59,240	—	(4,897)	—	54,343	177,634	—	(12,349)	—	165,285
Reinsurance recoverable	—	—	—	64	64	—	—	—	(10,590)	(10,590)
Total Assets - Insurance	$383,343	$—	$(9,977)	$(255,242)	$118,124	$946,682	$—	$(22,789)	$(641,018)	$282,875

Total	$4,698,574	$—	$(1,373,071)	$(305,358)	$3,020,145	$9,551,076	$—	$(1,779,830)	$(842,502)	$6,928,744

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$152,355	$—	$(154,987)	$—	$(2,632)	$1,056,616	$—	$(378,456)	$—	$678,160
Credit	254,525	—	(162,001)	(267,151)	(174,627)	773,876	—	(1,047,331)	(285,013)	(558,468)
Real Assets	2,866,531	—	(780,656)	—	2,085,875	4,377,318	—	(1,282,802)	—	3,094,516
Equity Method - Other	570,347	—	(4,388)	—	565,959	612,166	—	(6,025)	—	606,141
Other Investments	67,684	—	(51,341)	—	16,343	229,560	—	(299,475)	—	(69,915)
Other Derivatives	44,423	—	—	—	44,423	55,707	—	—	—	55,707
Total Assets - Asset Management	$3,955,865	$—	$(1,153,373)	$(267,151)	$2,535,341	$7,105,243	$—	$(3,014,089)	$(285,013)	$3,806,141

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$672,049	$—	$(70,112)	$(244,904)	$357,033	$1,596,721	$—	$(128,504)	$(719,579)	$748,638
Structured securities	122,344	—	—	(165,149)	(42,805)	354,260	—	—	(168,331)	185,929
Total AFS fixed maturity securities	794,393	—	(70,112)	(410,053)	314,228	1,950,981	—	(128,504)	(887,910)	934,567
Trading fixed maturity securities:
Corporate fixed maturity securities	29,638	—	(601)	(17,042)	11,995	218,655	—	(601)	(23,627)	194,427
Structured securities	40,541	—	—	(62,697)	(22,156)	195,794	—	—	(73,747)	122,047
Total trading fixed maturity securities	70,179	—	(601)	(79,739)	(10,161)	414,449	—	(601)	(97,374)	316,474
Mortgage and other loan receivables	13,053	—	(7,302)	(80,538)	(74,787)	233,278	—	(7,302)	(97,566)	128,410
Other investments	641,557	—	(274,385)	—	367,172	2,562,037	—	(274,385)	—	2,287,652
Funds withheld receivable at interest	—	—	—	—	—	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	1,273	1,273	—	—	—	(13,102)	(13,102)
Total Assets - Insurance	$1,519,182	$—	$(352,400)	$(569,057)	$597,725	$5,160,745	$10,435	$(410,792)	$(1,095,952)	$3,664,436

Total	$5,475,047	$—	$(1,505,773)	$(836,208)	$3,133,066	$12,265,988	$10,435	$(3,424,881)	$(1,380,965)	$7,470,577

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$112,534	$—	$—	$—	$—	$(2,428)	$—	$110,106	$(2,428)
Total Liabilities - Asset Management	$112,534	$—	$—	$—	$—	$(2,428)	$—	$110,106	$(2,428)

Insurance
Policy liabilities	$1,133,779	$—	$—	$—	$(1,508)	$(97,515)	$146,612	$1,181,368	$—
Closed block policy liabilities	1,046,458	—	—	—	(3,166)	(16,297)	(656)	1,026,339	—
Funds withheld payable at interest	(3,057,531)	—	—	—	—	(32,842)	—	(3,090,373)	—
Embedded derivative – interest-sensitive life products	373,391	—	—	—	5,255	68,359	—	447,005	—
Embedded derivative – annuity products	2,402,427	—	—	—	200,486	212,870	—	2,815,783	—
Total Liabilities - Insurance	$1,898,524	$—	$—	$—	$201,067	$134,575	$145,956	$2,380,122	$—

Total	$2,011,058	$—	$—	$—	$201,067	$132,147	$145,956	$2,490,228	$(2,428)

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(27,209)	$—	$110,106	$(27,209)
Total Liabilities - Asset Management	$137,315	$—	$—	$—	$—	$(27,209)	$—	$110,106	$(27,209)

Insurance
Policy liabilities	$1,063,496	$—	$—	$—	$(2,373)	$25,648	$94,597	$1,181,368	$—
Closed block policy liabilities	1,016,313	—	—	—	(9,028)	20,961	(1,907)	1,026,339	—
Funds withheld payable at interest	(3,487,766)	—	—	—	—	397,393	—	(3,090,373)	—
Embedded derivative – interest-sensitive life products	337,860	—	—	—	2,307	106,838	—	447,005	—
Embedded derivative – annuity products	1,851,381	—	—	—	549,968	414,434	—	2,815,783	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$540,874	$965,274	$92,690	$2,380,122	$—

Total	$918,599	$—	$—	$—	$540,874	$938,065	$92,690	$2,490,228	$(27,209)

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,556	$—	$—	$—	$(4,728)	$35,970	$—	$95,798	$35,970
Total Liabilities - Asset Management	$64,556	$—	$—	$—	$(4,728)	$35,970	$—	$95,798	$35,970

Insurance
Policy liabilities	$1,583,528	$—	$—	$—	$(1,708)	$(211,039)	$(125,378)	$1,245,403	$—
Closed block policy liabilities	1,269,991	—	—	—	398	(136,356)	1,876	1,135,909	—
Funds withheld payable at interest	(1,219,491)	—	—	—	—	(1,363,700)	—	(2,583,191)	—
Embedded derivative – interest-sensitive life products	512,015	—	—	—	(2,199)	(167,970)	—	341,846	—
Embedded derivative – annuity products	1,713,227	—	—	—	167,929	(488,261)	—	1,392,895	—
Total Liabilities - Insurance	$3,859,270	$—	$—	$—	$164,420	$(2,367,326)	$(123,502)	$1,532,862	$—

Total	$3,923,826	$—	$—	$—	$159,692	$(2,331,356)	$(123,502)	$1,628,660	$35,970

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$(4,728)	$36,250	$—	$95,798	$36,250
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$(4,728)	$36,250	$—	$95,798	$36,250

Insurance
Policy liabilities	$1,962,855	$—	$—	$—	$39,996	$(459,470)	$(297,978)	$1,245,403	$—
Closed block policy liabilities	1,350,224	—	—	—	(12,972)	(207,079)	5,736	1,135,909	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(2,544,135)	—	(2,583,191)	—
Embedded derivative – interest-sensitive life products	557,276	—	—	—	4,533	(219,963)	—	341,846	—
Embedded derivative – annuity products	1,864,409	—	—	—	263,830	(735,344)	—	1,392,895	—
Total Liabilities - Insurance	$5,685,273	$—	$—	$—	$305,822	$(4,165,991)	$(292,242)	$1,532,862	$—

Total	$5,749,549	$—	$—	$—	$301,094	$(4,129,741)	$(292,242)	$1,628,660	$36,250

Notes to Financial Statements (Continued)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management	$—	$—	$—	$—	$—	$—

Insurance
Policy liabilities	(48)	(1,460)	(1,508)	$(93)	$(2,280)	$(2,373)
Closed block policy liabilities	$—	$(3,166)	$(3,166)	—	(9,028)	(9,028)
Embedded derivative – interest-sensitive life products	—	5,255	5,255	—	2,307	2,307
Embedded derivative – annuity products	223,713	(23,227)	200,486	592,611	(42,643)	549,968
Total Liabilities - Insurance	$223,665	$(22,598)	$201,067	$592,518	$(51,644)	$540,874

Total	$223,665	$(22,598)	$201,067	$592,518	$(51,644)	$540,874

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$17,090	$(21,818)	$(4,728)	$17,090	$(21,818)	$(4,728)
Total Liabilities - Asset Management	$17,090	$(21,818)	$(4,728)	$17,090	$(21,818)	$(4,728)

Insurance
Policy liabilities	$56	$(1,764)	$(1,708)	$42,426	$(2,430)	$39,996
Closed block policy liabilities	—	398	398	—	(12,972)	(12,972)
Funds withheld payable at interest	—	—	—	10,435	—	10,435
Embedded derivative – interest-sensitive life products	(2,144)	(55)	(2,199)	4,664	(131)	4,533
Embedded derivative – annuity products	170,352	(2,423)	167,929	275,333	(11,503)	263,830
Total Liabilities - Insurance	$168,264	$(3,844)	$164,420	$332,858	$(27,036)	$305,822

Total	$185,354	$(25,662)	$159,692	$349,948	$(48,854)	$301,094

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of June 30, 2023. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value June 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$28,606,221

Private Equity	$25,952,540	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.2%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	27.9%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	65.9%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	6.2%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	19.0x	7.5x - 55.3x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.9x	5.0x - 31.2x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.9%	6.6% - 13.8%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.5x	6.0x - 27.6x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value June 30, 2023		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,653,681		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	28.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	5.3%	0.0% - 50.0%	(5)
				Weight Ascribed to Milestones	66.7%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	76.7%	70.0% - 80.0%	Increase
				Downside	10.0%	10.0% - 10.0%	Decrease
				Upside	18.3%	10.0% - 25.0%	Increase

Credit	$5,372,882		Yield Analysis	Yield	11.6%	8.5% - 21.1%	Decrease
				Net Leverage	6.2x	0.3x - 13.8x	Decrease
				EBITDA Multiple	12.5x	0.2x - 31.0x	Increase

Real Assets	$20,307,579

Energy	$1,561,688		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	42.5%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	57.5%	50.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	—%	0.0% - 0.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	3.0x	3.0x - 3.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.5x	4.1x- 7.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.0%	11.8% - 12.5%	Decrease
				Average Price Per BOE (8)	$50.01	$44.91 - $55.11	Increase

Infrastructure	$10,406,642		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.5%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	1.5%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	85.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	13.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.7x	10.7x - 10.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.5x	10.3x - 20.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.7%	5.1% - 10.1%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	16.9x	10.0x - 22.0x	Increase

Real Estate	$8,339,249		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	22.1%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	71.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	6.7%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.3%	2.0% - 8.4%	Decrease
			Discounted cash flow	Unlevered Discount Rate	7.0%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,695,170		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	47.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	37.2%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	15.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.1x	3.0x - 20.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.2x	4.1x - 18.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.4%	7.0% - 15.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.0x	9.5x - 15.0x	Increase

Other Investments	$3,670,330	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.4%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	15.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	48.3%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	36.6%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.1x	5.8x - 22.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.8x	0.0x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.0%	9.3% - 25.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	12.2x	8.5x - 15.0x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value June 30, 2023		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE

Corporate fixed maturity securities	$1,342,594		Discounted cash flow	Discount Spread	3.75%	1.35% - 5.93%	Decrease

Structured securities	$89,461		Discounted cash flow	Discount Spread	3.78%	3.30% - 6.63%	Decrease
				Constant Prepayment Rate	6.90%	5.00% - 15.00%	Increase/Decrease
				Constant Default Rate	1.18%	1.00% - 2.50%	Decrease
				Loss Severity	100%		Decrease

Other investments	$4,825,147	(10)	Discounted cash flow	Vacancy rate	2.70%	0.00% - 5.00%	Decrease
				Discount rate	7.42%	6.00% - 7.67%	Decrease
				Terminal capitalization rate	5.95%	4.75% - 6.65%	Decrease

Funds withheld receivable at interest	$(3,833)		Discounted cash flow	Duration/Weighted Average Life	8.19 years	0.0 years - 19.4 years	Increase
				Contractholder Persistency	6.75%	3.30% - 16.80%	Increase
				Instrument-specific credit risk	1.21%	0.75% - 1.30%	Decrease

Reinsurance recoverable	$988,639		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.3	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin	9.42%		Decrease
				Cost of capital	9.8%	3.69% - 13.85%	Increase
			Discounted cash flow	Mortality Rate	5.52%		Increase
				Surrender Rate	2.00%		Increase
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

Notes to Financial Statements (Continued)
(8)The total energy fair value amount includes multiple investments (in multiple locations throughout North America) that are held in different investment funds and produce varying quantities of oil, condensate, natural gas liquids, and natural gas. Commodity price may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE") is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for the various investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 88% liquids and 12% natural gas.
(9)Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other or investments of consolidated CFEs.
(10)For CRE currently in lease, this assumption is applicable to terminal value calculations only once current lease term ends.

Level III Liabilities	Fair Value June 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$110,106	Yield Analysis	Yield	12.7%	9.2% - 23.0%	Decrease

INSURANCE

Policy liabilities	$1,181,368	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	1.12%	0.75% - 1.60%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.16%	3.47% - 7.14%	Decrease
			Mortality Rate	4.46%	3.50% - 9.09%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Interest rates (10 and 30 year Treasury)		3.81% / 3.85%	Decrease
			Instrument-specific credit risk (10 and 30 year)		1.18% / 1.30%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.10%	0.70% - 22.20%	Increase
			Lapse Rate	3.20%	0.40% - 44.80%	Increase

Closed block policy liabilities	$1,026,339	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.3	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
		Instrument-specific credit risk		1.21%	0.75% - 1.30%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.42%		Decrease
			Cost of Capital	9.8%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate	5.52%		Increase
			Surrender Rate	2.00%		Increase

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value June 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Funds withheld payable at interest	$(3,090,373)	Discounted cash flow	Duration/Weighted Average Life	8.14	0.0 years - 16.74 years	Decrease
			Contractholder Persistency	6.75%	3.30% - 16.80%	Decrease
			Instrument-specific credit risk	1.21%	0.75% - 1.30%	Decrease

Embedded derivative – interest-sensitive life products	$447,005	Policy persistency is a significant unobservable input.	Lapse Rate	3.40%		Decrease
			Mortality Rate	0.77%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption	3.67%		Increase
			Instrument-specific credit risk	1.21%	0.75% - 1.30%	Decrease

Embedded derivative – annuity products	$2,815,783	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.41%		Decrease
			Surrender Rate:
			Retail FIA	11.60%		Decrease
			Institutional FIA	16.42%		Decrease
			Mortality Rate:
			Retail FIA	2.14%		Decrease
			Institutional FIA	1.94%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	2.26%		Increase
			Institutional FIA	2.86%		Increase
			Instrument-specific credit risk	1.21%	0.75% - 1.30%	Decrease
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

Notes to Financial Statements (Continued)
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of June 30, 2023 and December 31, 2022:

		Fair Value Hierarchy
As of June 30, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$35,139,287	$—	$—	$32,522,375	$32,522,375
Policy loans	871,422	—	—	789,120	789,120
FHLB common stock and other investments	169,212	—	—	169,212	169,212
Funds withheld receivables at interest	2,731,150	—	2,731,150	—	2,731,150
Cash and cash equivalents	4,421,172	4,421,172	—	—	4,421,172
Restricted cash and cash equivalents	339,618	339,618	—	—	339,618
Total financial assets	$43,671,861	$4,760,790	$2,731,150	$33,480,707	$40,972,647
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$49,200,459	$—	$39,869,529	$7,434,641	$47,304,170
Funds withheld payables at interest	26,342,130	—	26,342,130	—	26,342,130
Debt obligations	2,356,162	—	—	1,905,137	1,905,137
Securities sold under agreements to repurchase	820,242	—	820,242	—	820,242
Total financial liabilities	$78,718,993	$—	$67,031,901	$9,339,778	$76,371,679

		Fair Value Hierarchy
As of December 31, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$34,303,183	$—	$—	$31,256,107	$31,256,107
Policy loans	868,911	—	—	789,726	789,726
FHLB common stock and other investments	163,289	—	—	163,289	163,289
Funds withheld receivables at interest	2,855,251	—	2,855,251	—	2,855,251
Cash and cash equivalents	6,118,231	6,118,231	—	—	6,118,231
Restricted cash and cash equivalents	308,383	308,383	—	—	308,383
Total financial assets	$44,617,248	$6,426,614	$2,855,251	$32,209,122	$41,490,987
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$48,403,949	$—	$38,328,025	$7,383,537	$45,711,562
Funds withheld payables at interest	26,227,183	—	26,227,183	—	26,227,183
Debt obligations	2,128,166	—	—	1,698,526	1,698,526
Securities sold under agreements to repurchase	805,316	—	805,316	—	805,316
Total financial liabilities	$77,564,614	$—	$65,360,524	$9,082,063	$74,442,587

Notes to Financial Statements (Continued)
11. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2023	December 31, 2022
Assets
Asset Management
Credit	$719,441	$1,121,775
Investments of Consolidated CFEs	24,514,439	22,492,366
Real Assets	57,821	202,153
Equity Method - Other	2,274,577	2,943,387
Other Investments	101,788	88,046
Total Asset Management	$27,668,066	$26,847,727
Insurance
Mortgage and other loan receivables	$768,276	$787,515
Other investments	278,861	335,168
Reinsurance recoverable	988,639	981,775
Total Insurance	$2,035,776	$2,104,458

Total Assets	$29,703,842	$28,952,185

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$24,261,260	$22,273,242
Total Asset Management	$24,261,260	$22,273,242
Insurance
Policy liabilities	$1,379,342	$1,410,951
Total Insurance	$1,379,342	$1,410,951

Total Liabilities	$25,640,602	$23,684,193

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(52,593)	$63,266	$10,673	$(24,442)	$83	$(24,359)
Investments of Consolidated CFEs	(44,865)	251,101	206,236	205	(1,474,681)	(1,474,476)
Real Assets	51,637	(48,294)	3,343	—	(470)	(470)
Equity Method - Other	14,061	59,443	73,504	18,514	(125,423)	(106,909)
Other Investments	(75)	(4,239)	(4,314)	(186)	1,136	950
Total Asset Management	$(31,835)	$321,277	$289,442	$(5,909)	$(1,599,355)	$(1,605,264)
Insurance
Mortgage and other loan receivables	$—	$12,540	$12,540	$—	$(26,780)	$(26,780)
Other investments	—	(8,649)	(8,649)	—	10,094	10,094
Total Insurance	$—	$3,891	$3,891	$—	$(16,686)	$(16,686)

Total Assets	$(31,835)	$325,168	$293,333	$(5,909)	$(1,616,041)	$(1,621,950)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$—	$(258,665)	$(258,665)	$—	$1,329,624	$1,329,624
Total Asset Management	$—	$(258,665)	$(258,665)	$—	$1,329,624	$1,329,624
Insurance
Policy liabilities	$—	$(1,265)	$(1,265)	$—	$6,473	$6,473
Total Insurance	$—	$(1,265)	$(1,265)	$—	$6,473	$6,473

Total Liabilities	$—	$(259,930)	$(259,930)	$—	$1,336,097	$1,336,097

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(60,346)	$56,295	$(4,051)	$(61,957)	$(15,751)	$(77,708)
Investments of Consolidated CFEs	(49,882)	568,982	519,100	3,154	(1,744,229)	(1,741,075)
Real Assets	51,637	(56,597)	(4,960)	85	24,215	24,300
Equity Method - Other	47,367	(16,300)	31,067	2,181	(170,891)	(168,710)
Other Investments	1,561	(1,761)	(200)	6,122	(6,549)	(427)
Total Asset Management	$(9,663)	$550,619	$540,956	$(50,415)	$(1,913,205)	$(1,963,620)
Insurance
Mortgage and other loan receivables	$—	$6,196	$6,196	$—	$(53,795)	$(53,795)
Other investments	—	(55,641)	(55,641)	—	37,831	37,831
Total Insurance	$—	$(49,445)	$(49,445)	$—	$(15,964)	$(15,964)

Total Assets	$(9,663)	$501,174	$491,511	$(50,415)	$(1,929,169)	$(1,979,584)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$—	$(635,153)	$(635,153)	$(785)	$1,555,682	$1,554,897
Total Asset Management	$—	$(635,153)	$(635,153)	$(785)	$1,555,682	$1,554,897
Insurance
Policy liabilities	$—	$(671)	$(671)	$—	$9,465	$9,465
Total Insurance	$—	$(671)	$(671)	$—	$9,465	$9,465

Total Liabilities	$—	$(635,824)	$(635,824)	$(785)	$1,565,147	$1,564,362

Notes to Financial Statements (Continued)
12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Deferred acquisition costs	$973,471	$820,970
Value of business acquired	1,270,894	1,316,529
Cost-of-reinsurance assets	192,268	193,995
Total insurance intangibles	$2,436,633	$2,331,494
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	79,572	88,945	16,396	34,544	219,457
Amortization expense	(29,119)	(27,531)	(3,270)	(7,036)	(66,956)
Balance, as of the end of the period	$272,132	$429,227	$129,147	$142,965	$973,471

	Six Months Ended June 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$107,104	$179,449	$54,298	$56,730	$397,581
Capitalizations	66,696	108,465	37,326	38,891	251,378
Amortization expense	(11,260)	(12,547)	(3,078)	(4,700)	(31,585)
Balance, as of the end of the period	$162,540	$275,367	$88,546	$90,921	$617,374

Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization expense	(1,937)	(20,595)	(6,785)	(12,649)	(3,669)	(45,635)
Balance, as of the end of the period	$46,825	$642,701	$270,010	$229,129	$82,229	$1,270,894

	Six Months Ended June 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$52,723	$709,271	$292,323	$269,172	$94,479	$1,417,968
Amortization expense	(1,994)	(24,837)	(7,855)	(14,583)	(4,750)	(54,019)
Balance, as of the end of the period	$50,729	$684,434	$284,468	$254,589	$89,729	$1,363,949

Notes to Financial Statements (Continued)
The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization expense	(16,799)	(19,828)	(17,857)	(4,801)	(8,909)	(68,194)
Balance, as of the end of the period	$81,543	$125,782	$443,735	$94,975	$189,895	$935,930

	Six Months Ended June 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$136,227	$184,664	$500,264	$109,826	$211,296	$1,142,277
Amortization expense	(19,458)	(18,979)	(22,561)	(5,042)	(7,411)	(73,451)
Balance, as of the end of the period	$116,769	$165,685	$477,703	$104,784	$203,885	$1,068,826

Estimated future amortization of VOBA and Negative VOBA as of June 30, 2023 is as follows:

Years	VOBA	Negative VOBA	Total, net
Remainder of 2023	$44,172	$(60,804)	$(16,632)
2024	84,351	(102,610)	(18,259)
2025	79,042	(83,881)	(4,839)
2026	74,671	(69,403)	5,268
2027	70,129	(59,433)	10,696
2028	66,302	(51,659)	14,643
2029 and thereafter	852,227	(508,140)	344,087
Total	$1,270,894	$(935,930)	$334,964
Unearned revenue reserves and unearned front-end loads

	Six Months Ended June 30,
	2023	2022
	Preneed
Balance, as of the beginning of the period	$118,186	$55,510
Deferral	36,360	34,753
Amortized to income during the year	(5,341)	(2,745)
Balance, as of the end of the period	$149,205	$87,518
Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the six months ended June 30, 2023 and 2022, Global Atlantic observed that there was no significant change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts.

Notes to Financial Statements (Continued)
13. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	June 30, 2023	December 31, 2022
Policy liabilities:
Direct	$73,377,623	$71,833,991
Assumed	68,051,592	65,946,938
Total policy liabilities	141,429,215	137,780,929
Ceded(1)	(25,932,785)	(25,755,283)
Net policy liabilities	$115,496,430	$112,025,646
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

	As of June 30, 2023			As of December 31, 2022
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$42,611	$—	$42,611	$62,674	$—	$62,674
A+	1,787,555	—	1,787,555	1,849,918	—	1,849,918
A	2,292,139	—	2,292,139	2,491,461	—	2,491,461
A-	4,570,737	3,960,510	610,227	5,397,767	4,197,739	1,200,028
B++	31,106	—	31,106	37,939	—	37,939
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	(221)	—	—
C++/C+	(227)	—	—	—	—	—
Not rated or private rating(5)	20,142,442	19,291,247	851,195	20,994,058	18,541,678	2,452,380
Total	$28,866,363	$23,251,757	$5,614,833	$30,833,596	$22,739,417	$8,094,400
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $21.0 million and $41.2 million as of June 30, 2023 and December 31, 2022, respectively, held against reinsurance recoverable.
(5)Includes $20.1 billion and $21.0 billion as of June 30, 2023 and December 31, 2022, respectively, associated with cessions to co-investment vehicles (the "Ivy Vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of June 30, 2023 and December 31, 2022, Global Atlantic had $2.7 billion and $2.9 billion of funds withheld receivable at interest, respectively, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net premiums:
Direct	$33,255	$28,033	$65,908	$64,606
Assumed	1,135,174	302,359	1,753,904	703,874
Ceded	(542,000)	(555,894)	(719,759)	(621,838)
Net premiums	$626,429	$(225,502)	$1,100,053	$146,642

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Policy fees:
Direct	$229,043	$238,167	$456,900	$474,504
Assumed	105,673	91,737	210,262	169,515
Ceded	(19,334)	(10,874)	(37,978)	(11,207)
Net policy fees	$315,382	$319,030	$629,184	$632,812
.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net policy benefits and claims:
Direct	$785,168	$(220,399)	$1,733,287	$(215,937)
Assumed	1,583,542	434,425	2,600,478	1,034,644
Ceded	(632,696)	(470,205)	(1,070,697)	(561,708)
Net policy benefits and claims	$1,736,014	$(256,179)	$3,263,068	$256,999
Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $26.2 billion and $26.1 billion of collateral in the form of funds withheld payable on behalf of its reinsurers as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, reinsurers held collateral of $1.2 billion and $1.3 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of June 30, 2023 and December 31, 2022, these trusts held in excess of the $68.1 billion and $65.8 billion of assets it is required to hold in order to support reserves of $64.6 billion and $62.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $62.8 million and $31.3 million as restricted as of June 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three and six months ended June 30, 2023 and 2022, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$844,463	$(734,625)	$1,167,207	$(744,411)
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	17,249	—	34,499	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$861,712	$(734,625)	$1,201,706	$(744,411)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	861,553,274	680,747,047	861,332,121	636,719,538
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.98	$(1.08)	$1.36	$(1.17)

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	861,553,274	680,747,047	861,332,121	636,719,538
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	23,699,808	—	24,877,562	—
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	26,894,799	—	26,858,884	—
Weighted Average Shares of Common Stock Outstanding - Diluted	912,147,881	680,747,047	913,068,567	636,719,538
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.94	$(1.08)	$1.32	$(1.17)
(1)For the three and six months ended June 30, 2022, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was anti-dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were not included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory Convertible Preferred dividends were not added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)For the three and six months ended June 30, 2023, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership. For the three and six months ended June 30, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock.

Notes to Financial Statements (Continued)
Exchangeable Securities
For the three and six months ended June 30, 2023 and 2022, KKR Holdings Units and vested restricted holdings units (as defined in Note 20 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. As of May 31, 2022, there are no outstanding KKR Holdings Units. See Note 1 "Organization" in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted Average KKR Holdings Units	—	173,365,106	—	215,809,830
Weighted Average Vested Restricted Holdings Units	3,869,444	2,453,841	3,285,537	1,918,224
Total	3,869,444	175,818,947	3,285,537	217,728,054
Market Condition Awards
For the three months ended June 30, 2023 and 2022, 22.5 million and 17.0 million, respectively, and for the six months ended June 30, 2023 and 2022, 22.5 million and 17.0 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 20 "Equity Based Compensation" in our financial statements.

Notes to Financial Statements (Continued)
15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2023	December 31, 2022
Asset Management
Unsettled Investment Sales (1)	$244,916	$90,072
Receivables	46,168	26,119
Due from Broker (2)	93,077	160,533
Deferred Tax Assets, net (See Note 19)	50,157	54,769
Interest Receivable	265,973	223,660
Fixed Assets, net (3)	866,757	857,903
Foreign Exchange Contracts and Options (4)	523,986	668,716
Goodwill (5)	547,523	594,270
Intangible Assets (6)	1,588,412	1,747,891
Derivative Assets	8,093	7,519
Prepaid Taxes	133,272	68,107
Prepaid Expenses	41,696	48,233
Operating Lease Right of Use Assets (7)	376,855	344,022
Deferred Financing Costs	27,518	16,382
Other	213,519	289,430
Total Asset Management	$5,027,922	$5,197,626

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$319,081	$663,280
Deferred Tax Assets, net	2,121,555	2,272,153
Derivative Assets	1,036,811	724,390
Accrued Investment Income	1,146,857	1,130,103
Goodwill(9)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	267,353	276,176
Operating Lease Right of Use Assets(7)	177,321	175,035
Premiums and Other Account Receivables	187,342	141,551
Other	127,567	121,114
Prepaid Taxes	230,850	22,851
Market risk benefit asset	3,170	13,180
Total Insurance	$6,119,403	$6,041,329

Total Other Assets	$11,147,325	$11,238,955
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $221.3 million and $188.8 million as of June 30, 2023 and December 31, 2022, respectively. Depreciation and amortization expense of $16.6 million and $12.9 million for the three months ended June 30, 2023 and 2022, respectively, and $32.4 million and $25.6 million for the six months ended June 30, 2023 and 2022, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of June 30, 2023, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of June 30, 2023, there are approximately $(44.9) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions" in our financial statements).
(6)As of June 30, 2023, there are approximately $(153.4) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions" in our financial statements).

Notes to Financial Statements (Continued)
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $17.7 million and $13.2 million for the three months ended June 30, 2023 and 2022, respectively, and $33.4 million and $25.4 million for the six months ended June 30, 2023 and 2022, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended June 30, 2023 and 2022, the operating lease cost was $6.8 million and $5.9 million, respectively, and for the six months ended June 30, 2023 and 2022, the operating lease cost was $13.6 million and $11.9 million, respectively. Insurance lease right-of-use assets are reported net of $22.3 million and $21.8 million in deferred rent and lease incentives as of June 30, 2023 and December 31, 2022, respectively.
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 15 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million for both the three months ended June 30, 2023 and 2022 and $8.8 million for both the six months ended June 30, 2023 and 2022.
(9)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million. The insurance segment reported a negative equity carrying amount as of June 30, 2023 and December 31, 2022 primarily due to unrealized losses on available-for-sale fixed maturity investment portfolio. Global Atlantic expects that substantially all of these unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. KKR evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired.

Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2023	December 31, 2022
Asset Management
Amounts Payable to Carry Pool (1)	$2,152,438	$1,872,568
Unsettled Investment Purchases (2)	410,342	416,822
Securities Sold Short (3)	138,360	158,752
Derivative Liabilities	2,590	11,018
Accrued Compensation and Benefits	413,477	265,712
Interest Payable	463,660	363,849
Foreign Exchange Contracts and Options (4)	303,777	406,746
Accounts Payable and Accrued Expenses	212,945	216,688
Taxes Payable	30,525	136,245
Uncertain Tax Positions	43,752	56,032
Unfunded Revolver Commitments	110,106	137,315
Operating Lease Liabilities (5)	380,194	347,901
Deferred Tax Liabilities, net (See Note 19)	1,893,174	1,667,740
Other Liabilities	199,446	414,387
Total Asset Management	$6,754,786	$6,471,775

Insurance
Unsettled Investment Purchases(2)	$264,664	$208,941
Collateral on Derivative Instruments	921,491	466,371
Accrued Expenses	657,027	600,633
Insurance Operations Balances in Course of Settlement	113,563	949,383
Securities Sold Under Agreements to Repurchase	820,242	805,316
Derivative Liabilities	752,527	934,107
Accrued Employee Related Expenses	363,055	322,698
Operating Lease Liabilities(5)	198,346	195,001
Tax Payable to Former Parent Company	61,180	67,086
Interest Payable	15,227	13,329
Accounts and Commissions Payable	18,435	25,261
Other Tax Related Liabilities	6,597	12,249
Total Insurance	$4,192,354	$4,600,375

Total Accrued Expenses and Other Liabilities	$10,947,140	$11,072,150
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.

Notes to Financial Statements (Continued)
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 17 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 11.0 years and 10.4 years as of June 30, 2023 and December 31, 2022, respectively. The weighted average discount rates were 2.9% and 2.5% as of June 30, 2023 and December 31, 2022, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.6 years and 7.0 years as of June 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 4.2% and 3.6% as of June 30, 2023 and December 31, 2022, respectively. The weighted average remaining lease terms for land were 25.9 years and 26.9 years as of June 30, 2023 and December 31, 2022, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2023, KKR's commitments to these unconsolidated investment funds were $3.4 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2023. Additionally, Global Atlantic also has unfunded commitments of $23.8 million in relation to other limited partnership interests as of June 30, 2023.
As of June 30, 2023 and December 31, 2022, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2023	December 31, 2022
Investments - Asset Management	$7,810,797	$6,862,712
Due from (to) Affiliates, net - Asset Management	1,274,668	1,356,308
Maximum Exposure to Loss - Asset Management	$9,085,465	$8,219,020

Other Investment Partnerships - Insurance	$171,140	$295,808
Investment in Renewable Energy - Insurance	102,211	30,177
Maximum Exposure to Loss - Insurance	$273,351	$325,985

Total Maximum Exposure to Loss	$9,358,816	$8,545,005

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

Notes to Financial Statements (Continued)
KKR's Asset Management debt obligations consisted of the following:

		June 30, 2023			December 31, 2022
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,500,000	$—	$—
KCM Credit Agreement (1)		727,986	—	—	723,132	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (2)
KKR ¥25 billion (or $173.2 million) 0.509% Notes Due 2023 (8)	(5)	—	—	—	—	189,432	189,447
KKR ¥5 billion (or $34.6 million) 0.764% Notes Due 2025	(5)	—	34,447	34,585	—	37,646	37,625
KKR ¥36.4 billion (or $252.2 million) 1.054% Notes Due 2027	(5)	—	251,073	251,137	—	274,628	271,081
KKR ¥44.7 billion (or $309.7 million) 1.428% Notes Due 2028	(5)	—	308,184	311,777	—	—	—
KKR €650 million (or $709.1 million) 1.625% Notes Due 2029	(5)	—	703,587	597,931	—	687,928	565,003
KKR $750 million 3.750% Notes Due 2029	(5)	—	744,666	666,150	—	744,222	675,413
KKR ¥4.9 billion (or $34.0 million) 1.244% Notes Due 2029	(5)	—	33,505	33,540	—	36,657	36,020
KKR ¥1.8 billion (or $12.5 million) 1.614% Notes Due 2030	(5)	—	12,131	12,446	—	—	—
KKR $750 million 4.850% Notes Due 2032	(5)	—	742,100	707,970	—	741,655	701,610
KKR ¥6.2 billion (or $43.0 million) 1.437% Notes Due 2032	(5)	—	42,424	42,081	—	46,431	44,800
KKR ¥1.5 billion (or $10.4 million) 1.939% Notes Due 2033	(5)	—	10,055	10,359	—	—	—
KKR ¥7.5 billion (or $52.0 million) 1.553% Notes Due 2034	(5)	—	51,349	50,648	—	56,204	53,477
KKR ¥5.5 billion (or $38.1 million) 1.795% Notes Due 2037	(5)	—	37,536	36,818	—	41,097	38,550
KKR ¥10.3 billion (or $71.4 million) 1.595% Notes Due 2038	(5)	—	70,457	65,945	—	77,134	69,565
KKR ¥3.0 billion (or $20.8 million) 2.312% Notes Due 2038	(5)	—	20,373	20,654	—	—	—
KKR $500 million 5.500% Notes Due 2043 (7)	(5)	—	490,693	453,597	—	490,494	455,287
KKR ¥4.5 billion (or $31.2 million) 2.574% Notes Due 2043	(5)	—	30,669	31,152	—	—	—
KKR $1.0 billion 5.125% Notes Due 2044 (7)	(5)	—	965,088	839,663	—	964,726	845,944
KKR $500 million 3.625% Notes Due 2050	(5)	—	492,886	343,160	—	492,753	343,490
KKR $750 million 3.500% Notes Due 2050 (7)	(5)	—	736,694	508,556	—	736,451	503,862
KKR $750 million 3.250% Notes Due 2051	(5)	—	740,008	482,925	—	739,832	475,920
KKR ¥6.0 billion (or $41.6 million) 2.747% Notes Due 2053	(5)	—	40,944	41,371	—	—	—
KKR $500 million 4.625% Notes Due 2061	(6)	—	486,577	358,600	—	486,399	340,400
KFN $500 million 5.500% Notes Due 2032	(3)	—	495,752	436,055	—	495,511	417,551
KFN $120 million 5.200% Notes Due 2033	(3)	—	118,834	101,139	—	118,773	96,502
KFN $70 million 5.400% Notes Due 2033	(3)	—	69,094	59,767	—	69,048	57,042
KFN Issued Junior Subordinated Notes (4)	(3)	—	238,130	200,662	—	237,471	189,673
		2,977,986	7,967,256	6,698,688	2,973,132	7,764,492	6,408,262

Other Debt Obligations(1)(7)		6,615,684	35,726,128	35,516,217	4,837,893	32,834,121	32,649,546

		$9,593,670	$43,693,384	$42,214,905	$7,811,025	$40,598,613	$39,057,808

Notes to Financial Statements (Continued)
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
(4)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 7.8% and 6.9% and the weighted average years to maturity is 13.3 years and 13.8 years as of June 30, 2023 and December 31, 2022, respectively.
(5)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(6)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(7)As of June 30, 2023 and December 31, 2022, the borrowing outstanding and fair value reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.
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
Repayment of KKR-Issued 2023 Yen Senior Notes
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

Notes to Financial Statements (Continued)
KKR Issued Yen Senior Notes
On May 25, 2023, KKR Group Finance Co. XI LLC, an indirect subsidiary of KKR & Co. Inc., completed the offering of (i) ¥44.7 billion aggregate principal amount of its 1.428% Senior Notes due May 25, 2028 (the “2028 Notes”), (ii) ¥1.8 billion aggregate principal amount of its 1.614% Senior Notes due May 24, 2030 (the “2030 Notes”), (iii) ¥1.5 billion aggregate principal amount of its 1.939% Senior Notes due May 25, 2033 (the “2033 Notes”), (iv) ¥3.0 billion aggregate principal amount of its 2.312% Senior Notes due May 25, 2038 (the “2038 Notes”), (v) ¥4.5 billion aggregate principal amount of its 2.574% Senior Notes due May 22, 2043 (the “2043 Notes”) and (vi) ¥6.0 billion aggregate principal amount of its 2.747% Senior Notes due May 23, 2053 (the “2053 Notes” and, together with the 2028 Notes, the 2030 Notes, the 2033 Notes, the 2038 Notes and the 2043 Notes, the “Yen Notes”). The Yen Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership.
The Yen Notes bear interest at the rates, and will mature on the dates, set forth above unless earlier redeemed. Interest on the Yen Notes accrues from May 25, 2023 and is payable semi-annually in arrears on May 25 and November 25 of each year, commencing on November 25, 2023 and ending on the applicable maturity date. The Yen Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. XI LLC. The Yen Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.
The Yen Notes were issued pursuant to an indenture, dated as of April 26, 2022, among KKR Group Finance Co. XI LLC, KKR Group Co. Inc. (formerly known as KKR & Co. Inc.), KKR Group Partnership and The Bank of New York Mellon Trust Company, N.A., as trustee (as supplemented, the “Indenture”). The Indenture includes covenants, including limitations on KKR Group Finance Co. XI LLC’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The Indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Yen Notes may declare the Yen Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Yen Notes and any accrued and unpaid interest on the Yen Notes automatically become due and payable. KKR Group Finance Co. XI LLC may redeem the Yen Notes at its option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the Yen Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date fixed for redemption, at any time, in the event of certain changes affecting taxation as provided in the indenture governing the Yen Notes. If a change of control repurchase event occurs, the Yen Notes are subject to repurchase by KKR Group Finance Co. XI LLC at a repurchase price in cash equal to 101% of the aggregate principal amount of the Yen Notes repurchased plus any accrued and unpaid interest on the Yen Notes repurchased to, but not including, the date of repurchase.
Other Asset Management Debt Obligations
As of June 30, 2023, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$6,615,684	$11,464,868	$11,254,957	6.1%	4.8
Debt Obligations of Consolidated CLOs	—	24,261,260	24,261,260	(2)	9.5
	$6,615,684	$35,726,128	$35,516,217
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.4 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 6.2%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2023, the fair value of the consolidated CLO assets was $25.8 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Notes to Financial Statements (Continued)
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	June 30, 2023			December 31, 2022
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$1,000,000	$—	$—	$600,000	$400,000	$400,000
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	422,200		500,000	419,550
Global Atlantic senior notes, due June 2031		650,000	489,905		650,000	478,335
Global Atlantic senior notes, due June 2033		650,000	653,770		—	—
Global Atlantic subordinated debentures, due October 2051		750,000	533,100		750,000	572,475
		2,550,000	$2,098,975		2,300,000	$1,870,360
Purchase accounting adjustments(1)		41,729			43,285
Debt issuance costs, net of accumulated amortization		(37,778)			(17,623)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(197,789)			(197,496)
		$2,356,162			$2,128,166
(1)The amortization of the purchase accounting adjustments was $0.8 million for both the three months ended June 30, 2023 and 2022, and $1.6 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Global Atlantic senior notes due 2033
In June 2023, Global Atlantic (Fin) Company, or “GA FinCo,” a Delaware corporation and an indirect subsidiary of Global Atlantic, issued $650 million aggregate principal amount of 7.950% senior unsecured notes due 2033 (the “GA 2033 Senior Notes”). This included $500 million issued on June 15, 2023, and a subsequent reopening of $150 million issued on June 21, 2023. The proceeds of the 2033 Senior Notes were used, in part, to repay outstanding indebtedness under Global Atlantic's revolving credit facility. Remaining proceeds are intended to be used for general corporate purposes. The GA 2033 Senior Notes were issued pursuant to an indenture, dated as of October 7, 2019, among GA FinCo, as issuer, GAFL, as guarantor, and U.S. Bank National Association, as trustee, and supplemented by the Third and Fourth Supplemental Indentures, dated as of June 15, 2023 and June 21, 2023, respectively, among GA FinCo, GAFL and the trustee. The GA 2033 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by GAFL.
The GA 2033 Senior Notes bear interest at a rate of 7.950% per year. Interest on the GA 2033 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The GA 2033 Senior Notes will mature on June 15, 2033. GA FinCo may, at its option, redeem some or all of the GA 2033 Senior Notes at any time: (i) prior to March 15, 2033 at a redemption price equal to 100% of the principal amount of the GA 2033 Senior Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest, if any, to the date of redemption; and (ii) on or after March 15, 2033 at a redemption price equal to 100% of the principal amount of the GA 2033 Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2023. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of June 30, 2023.

Notes to Financial Statements (Continued)
18. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Policyholders’ account balances	$113,601,314	$112,281,236
Liability for future policy benefits	15,500,860	14,445,920
Additional liability for annuitization, death, or other insurance benefits	5,062,377	4,970,969
Market risk benefit liability	828,364	682,038
Other policy-related liabilities(1)	6,436,300	5,400,766
Total policy liabilities	$141,429,215	$137,780,929
(1)Other policy-related liabilities as of June 30, 2023, and December 31, 2022, primarily consists of negative VOBA ($935.9 million and $1.0 billion, respectively), policy liabilities accounted under a fair value option (both $1.3 billion), embedded derivatives associated with contractholder deposit funds ($3.3 billion and $2.2 billion, respectively) and outstanding claims ($231.1 million and $253.7 million, respectively).
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the six months ended June 30, 2023 and 2022, and the policyholders’ account balances weighted average crediting rating, net amount at risk, and cash surrender value as of those dates:

	Six Months Ended June 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$48,510,703	$29,123,926	$17,397,185	$7,535,489	$9,713,933	$112,281,236
Issuances and premiums received	4,806,261	2,714,727	361,289	200,000	219,980	8,302,257
Benefit payments, surrenders, and withdrawals	(4,662,115)	(2,005,875)	(454,520)	(280,367)	(818,454)	(8,221,331)
Interest(2)	714,552	242,348	233,704	108,293	149,183	1,448,080
Other, including changes in assumptions and fair value changes	(132,690)	(20,889)	(226,377)	41,456	129,572	(208,928)
Balance as of end of period	$49,236,711	$30,054,237	$17,311,281	$7,604,871	$9,394,214	$113,601,314
Less: reinsurance recoverable	(6,849,070)	(3,225,203)	(3,499,441)	—	(3,020,941)	(16,594,655)
Balance as of end of period, net of reinsurance recoverable	$42,387,641	$26,829,034	$13,811,840	$7,604,871	$6,373,273	$97,006,659

Average interest rate	2.90%	1.82%	3.14%	2.88%	2.69%	2.59%
Net amount at risk, gross of reinsurance(3)	$—	$—	$83,314,521	$—	$1,183,790	$84,498,311
Cash surrender value(4)	$39,742,358	$27,548,010	$12,894,769	$—	$4,679,664	$84,864,801
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
(4)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

Notes to Financial Statements (Continued)

	Six Months Ended June 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$42,408,740	$25,204,787	$17,391,996	$6,014,553	$6,624,562	$97,644,638
Issuances and premiums received	6,717,836	3,151,058	577,403	1,998,776	618,545	13,063,618
Benefit payments, surrenders, and withdrawals	(3,029,203)	(985,071)	(294,705)	(40,498)	(378,664)	(4,728,141)
Interest(2)	470,744	134,422	254,325	51,676	97,798	1,008,965
Other, including changes in assumptions and fair value changes	(161,873)	(10,731)	(458,816)	(275,154)	(6,370)	(912,944)
Balance as of end of period	$46,406,244	$27,494,465	$17,470,203	$7,749,353	$6,955,871	$106,076,136
Less: reinsurance recoverable	(6,967,101)	(3,800,049)	(3,512,293)	—	(1,260,136)	(15,539,579)
Balance as of end of period, net of reinsurance recoverable	$39,439,143	$23,694,416	$13,957,910	$7,749,353	$5,695,735	$90,536,557

Average interest rate	2.27%	1.07%	3.09%	1.51%	2.25%	2.05%
Net amount at risk, gross of reinsurance(3)	$—	$—	$84,450,972	$—	$1,187,423	$85,638,395
Cash surrender value(4)	$36,548,250	$23,591,798	$13,570,814	$—	$3,505,284	$77,216,146
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

	As of June 30, 2023
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$2,796,085	$23,208	$849,903	$4,315,030	$22,189,077	$30,173,303
1.00% - 1.99%	1,670,531	1,221,713	993,189	1,853,681	4,048,609	9,787,723
2.00% - 2.99%	995,061	42,477	8,922	56,948	709,314	1,812,722
3.00% - 4.00%	11,974,567	440,560	121,550	532,894	136,852	13,206,423
Greater than 4.00%	7,465,770	1,835,087	63,693	5,888	54,774	9,425,212
Total	$24,902,014	$3,563,045	$2,037,257	$6,764,441	$27,138,626	$64,405,383
Percentage of total	39%	6%	3%	11%	41%	100%

	As of December 31, 2022
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$3,211,064	$25,500	$847,989	$4,669,081	$20,158,257	$28,911,891
1.00% - 1.99%	2,350,348	1,171,911	1,077,219	1,910,863	2,820,473	9,330,814
2.00% - 2.99%	1,096,383	53,360	9,747	1,222	590,032	1,750,744
3.00% - 4.00%	12,505,278	417,005	147,812	494,726	136,429	13,701,250
Greater than 4.00%	7,822,274	1,596,918	65,498	6,087	55,589	9,546,366
Total	$26,985,347	$3,264,694	$2,148,265	$7,081,979	$23,760,780	$63,241,065
Percentage of total	43%	5%	3%	11%	38%	100%

Notes to Financial Statements (Continued)
Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30, 2023			June 30, 2022
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected net premiums
Balance as of beginning of the period	$—	$(255,401)	$(255,401)	$—	$(329,716)	$(329,716)

Balance at original discount rate	$—	$(303,610)	$(303,610)	$—	$(334,780)	$(334,780)
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	3,380	3,380	—	9,177	9,177
Adjusted beginning of period balance	—	(300,230)	(300,230)	—	(325,603)	(325,603)
Interest	—	(2,399)	(2,399)	—	(2,343)	(2,343)
Net premiums collected	—	16,685	16,685	—	18,660	18,660
Flooring impact	2	—	2	—	—	—
Ending balance at original discount rate	2	(285,944)	(285,942)	—	(309,286)	(309,286)
Effect of changes in discount rate assumptions	—	47,419	47,419	—	39,935	39,935
Balance as of the end of the period	$2	$(238,525)	$(238,523)	$—	$(269,351)	$(269,351)

Present value of expected future policy benefits
Balance as of beginning of the period	$14,021,514	$679,807	$14,701,321	$16,302,904	$883,399	$17,186,303

Balance at original discount rate	$17,180,626	$806,555	$17,987,181	$16,443,480	$895,295	$17,338,775
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(12,863)	1,818	(11,045)	(14,985)	(7,828)	(22,813)
Adjusted beginning of period balance	17,167,763	808,373	17,976,136	16,428,495	887,467	17,315,962
Issuances	1,610,241	342	1,610,583	595,122	4,840	599,962
Interest	198,070	4,908	202,978	144,262	8,243	152,505
Benefit payments	(793,163)	(47,493)	(840,656)	(744,663)	(53,482)	(798,145)
De-recognition (lapses and withdrawals)	—	—	—	—	(3,271)	(3,271)
Ending balance at original discount rate	18,182,911	766,130	18,949,041	16,423,216	843,797	17,267,013
Effect of changes in discount rate assumptions	(3,083,441)	(126,217)	(3,209,658)	(2,843,185)	(108,051)	(2,951,236)
Balance as of the end of the period	15,099,470	639,913	15,739,383	13,580,031	735,746	14,315,777
Net liability for future policy benefits	15,099,472	401,388	15,500,860	13,580,031	466,395	14,046,426
Less: reinsurance recoverable(3)	(7,749,635)	1,739	(7,747,896)	(7,482,271)	(3,725)	(7,485,996)
Net liability for future policy benefits, net of reinsurance recoverables	$7,349,837	$403,127	$7,752,964	$6,097,760	$462,670	$6,560,430
_________________
(1)Payout annuities generally only have a single premium received at contract inception. As a result, the liability for future policy benefits generally would not reflect a present value for future premiums for payout annuities.
(2)“Other” consists of activity related to variable annuities, traditional life insurance, preneed insurance and fixed-rate annuity products.
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $45.7 million and $(1.6) billion for the six months ended June 30, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statement of operations for the six months ended June 30, 2023 and 2022:

	Gross premiums
	Six months ended June 30,
	2023	2022
Payout annuities	$1,759,137	$697,136
Other	34,063	39,571
Total products	$1,793,200	$736,707
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Payout annuities	Other
Weighted-average interest rates, original discount rate	3.09%	2.53%
Weighted-average interest rates, current discount rate	5.32%	5.33%
Weighted-average liability duration (years, current rates)	8.44	9.19

	As of December 31, 2022
	Payout annuities	Other
Weighted-average interest rates, original discount rate	2.76%	2.50%
Weighted-average interest rates, current discount rate	5.04%	5.03%
Weighted-average liability duration (years, current rates)	8.39	9.32
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Payout annuities	Other
Expected future benefit payments, undiscounted	$25,944,347	$934,197
Expected future benefit payments, discounted (original discount rate)	18,182,911	766,130
Expected future benefit payments, discounted (current discount rate)	15,099,470	639,913

Expected future gross premiums, undiscounted	—	485,618
Expected future gross premiums, discounted (original discount rate)	—	397,690
Expected future gross premiums, discounted (current discount rate)	—	327,481

	As of December 31, 2022
	Payout annuities	Other
Expected future benefit payments, undiscounted	$23,980,780	$986,614
Expected future benefit payments, discounted (original discount rate)	17,321,202	812,773
Expected future benefit payments, discounted (current discount rate)	14,021,514	680,807

Expected future gross premiums, undiscounted	—	524,122
Expected future gross premiums, discounted (original discount rate)	—	431,466
Expected future gross premiums, discounted (current discount rate)	—	356,968
Significant inputs, judgments and assumptions used in measuring future policyholder benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews all assumptions at least annually, and more frequently if necessary.

Notes to Financial Statements (Continued)
For the six months ended June 30, 2023 and 2022, Global Atlantic recognized $(29.5) million and $1.2 billion in other comprehensive income, respectively, due to changes in the future policy benefits estimate from updating discount rates. During six months ended June 30, 2023 and 2022, there were no changes to the methods used to determine the discount rates.
Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30, 2023	June 30, 2022
Balance as of beginning of period	$5,104,810	$4,832,678
Effect of changes in experience	(28,486)	18,972
Adjusted balance as of beginning of period	5,076,324	4,851,650
Issuances	13,006	11,648
Assessments	218,534	242,618
Benefits paid	(193,836)	(215,236)
Interest	64,982	73,630
Balance as of end of period	5,179,010	4,964,310
Less: impact of unrealized investment gain and losses	116,633	95,076
Less: reinsurance recoverable, end of period	—	—
Balance, end of period, net of reinsurance recoverable and impact of unrealized investment gains and losses	$5,062,377	$4,869,234
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the six months ended June 30, 2023 and 2022:

	Gross assessments
	Six months ended June 30,
	2023	2022
Total amount recognized within revenue in the consolidated statements of operations	$205,414	$290,642
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Weighted-average interest, current discount rate	3.00%	3.00%
Weighted-average liability duration (years)	27.35	28.21
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

Notes to Financial Statements (Continued)
Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Six months ended
	June 30, 2023			June 30, 2022
	Fixed-indexed annuity	Variable- and other annuities	Total	Fixed-indexed annuity	Variable- and other annuities	Total
Balance as of beginning of period	$548,536	$120,322	$668,858	$1,188,355	$255,048	$1,443,403

Balance as of beginning of period, before impact of changes in instrument-specific credit risk	$656,880	$150,633	$807,513	$1,183,116	$254,972	$1,438,088
Issuances	(67)	(26)	(93)	415	42,011	42,426
Interest	19,242	4,515	23,757	4,628	1,306	5,934
Attributed fees collected	51,087	42,067	93,154	47,287	42,608	89,895
Benefit payments	(1,671)	(609)	(2,280)	(1,174)	(1,256)	(2,430)
Effect of changes in interest rates	29,868	8,818	38,686	(440,836)	(251,050)	(691,886)
Effect of changes in equity markets	(17,621)	(53,608)	(71,229)	52,138	147,887	200,025
Effect of actual experience different from assumptions	(1,824)	(18,835)	(20,659)	16,081	(14,098)	1,983
Effect of changes in assumptions	—	—	—	—	—	—
Balance as of end of period before impact of changes in instrument-specific credit risk	735,894	132,955	868,849	861,655	222,380	1,084,035
Effect of changes in instrument-specific credit risk	(35,095)	(8,560)	(43,655)	(227,277)	(65,386)	(292,663)
Balance as of end of period	700,799	124,395	825,194	634,378	156,994	791,372
Less: reinsurance recoverable as of the end of the period	—	(14,194)	(14,194)	—	(24,433)	(24,433)
Balance as of end of period, net of reinsurance recoverable	$700,799	$110,201	$811,000	$634,378	$132,561	$766,939

Net amount at risk	$4,100,714	$1,201,064	$5,301,778	$3,539,283	$1,158,307	$4,697,590
Weighted-average attained age of contract holders (years)	70	70	70	70	69	70
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023			As of December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed annuities	$3,143	$703,942	$(700,799)	$13,150	$561,686	$(548,536)
Variable- and other annuities	27	124,422	(124,395)	30	120,352	(120,322)
Total	$3,170	$828,364	$(825,194)	$13,180	$682,038	$(668,858)
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
The following table presents the balances of and changes in separate account liabilities:

	June 30, 2023			June 30, 2022
	Variable annuities	Interest-sensitive life	Total	Variable annuities	Interest-sensitive life	Total
Balance as of beginning of period	$3,627,769	$503,025	$4,130,794	$4,922,704	$663,724	$5,586,428
Premiums and deposits	16,371	6,977	23,348	15,794	7,415	23,209
Surrenders, withdrawals and benefit payments	(233,703)	(10,018)	(243,721)	(231,508)	(9,073)	(240,581)
Investment performance	301,383	60,124	361,507	(785,691)	(130,224)	(915,915)
Other	(65,086)	(24,405)	(89,491)	(66,592)	(23,916)	(90,508)
Balance as of end of period	$3,646,734	$535,703	$4,182,437	$3,854,707	$507,926	$4,362,633

Cash surrender value as of end of period(1)	$3,646,734	$535,703	$4,182,437	$3,854,707	$507,926	$4,362,633
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.

The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	June 30, 2023	December 31, 2022
Asset type:
Managed volatility equity/fixed income blended fund	$2,207,414	$2,246,803
Equity	1,578,291	1,634,357
Fixed income	152,309	156,594
Money market	243,811	92,284
Alternative	612	756
Total assets supporting separate account liabilities	$4,182,437	$4,130,794

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
For the three months ended June 30, 2023 and 2022, the effective tax rates were 22.4% and 5.3%, respectively, and for the six months ended June 30, 2023 and 2022, the effective tax rates were 25.5% and 10.5%, respectively. The effective tax rate differs from the statutory rate primarily due to the mix of asset management and insurance income (loss) along with a substantial portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership,
Based on all available evidence as of December 31, 2022, Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. As of December 31, 2022, Global Atlantic recorded $89.3 million of valuation allowance allocated to other comprehensive income associated with the unrealized tax capital losses in the available for sale securities portfolio. There was no change in the valuation allowance recorded as of June 30, 2023. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will eventually be realized.
During the six months ended June 30, 2023, there was a decrease of $8.7 million to KKR’s uncertain tax positions primarily due to the settlement of local tax audits conducted for the years ended 2010 through 2014.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA were effective as of January 1, 2023. The IRA includes a new 15% corporate minimum tax, which KKR concluded there was no impact on income taxes for the three and six months ended June 30, 2023. The IRA also enacted a 1% excise tax on certain actual and deemed stock repurchases by publicly traded U.S. corporations effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued during the tax year, including stock issued or provided to employees. The excise tax is accounted for in equity as an additional repurchase cost. KKR will continue to evaluate the potential future impacts of the IRA, and will continue to review and monitor the issuance of additional guidance.

Notes to Financial Statements (Continued)
20. EQUITY BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
KKR Equity Incentive Plan Awards(1)	$112,616	$112,596	$241,888	$227,740
(1)For the three months ended June 30, 2023 and 2022, KKR recorded equity based compensation related to our insurance business of $3.7 million and $2.2 million, respectively, and for the six months ended June 30, 2023 and 2022, KKR recorded equity based compensation related to our insurance business of $6.7 million and $4.3 million, respectively.

Asset Management
KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of June 30, 2023, 69,700,744 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.
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
As of June 30, 2023, there was approximately $451.8 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.7 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2023 through June 30, 2023 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	16,170,064	$45.82
Granted	372,110	50.06
Vested	(3,773,734)	44.46
Forfeitures	(419,166)	41.03
Balance, June 30, 2023	12,349,274	$46.52
(1)Unvested Service-Vesting Awards include restricted stock units granted to Global Atlantic employees.

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
As of June 30, 2023, there was approximately $356.7 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.1 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2023 through June 30, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	26,198,531	$25.30
Granted	—	—
Vested	(130,000)	20.49
Forfeitures	(514,950)	20.67
Balance, June 30, 2023	25,553,581	$25.42
As of June 30, 2023, 18.7 million of these Market Condition awards have met their market price based vesting condition.
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
As of June 30, 2023, there was approximately $508.2 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from July 1, 2023 to December 31, 2026. As of June 30, 2023, none of these Co-CEO awards have met their market price based vesting condition.

Notes to Financial Statements (Continued)
Insurance
Global Atlantic recognized $18.8 million and $16.0 million for the three months ended June 30, 2023 and 2022, respectively, and $37.5 million and $36.6 million for the six months ended June 30, 2023 and 2022, respectively, of expense related to equity-based compensation and long-term incentive awards.
No equity-based compensation costs were capitalized during the three and six months ended June 30, 2023 and 2022.
Equity Classified Awards - KKR Equity Incentive Plan Awards
Employees of Global Atlantic are awarded restricted stock units under the 2019 Equity Incentive Plan. These awards are subject to service-based vesting conditions, and expense associated with the vesting of these awards is based on the closing price of KKR & Co. Inc. common stock on the date of grant, consistent with other awards granted under the 2019 Equity Incentive Plan as described above.
Global Atlantic recognized $3.7 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $6.7 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively, of total equity-based compensation expense associated with these awards.
Liability Classified Awards - Book Value Awards
On February 1, 2021, Global Atlantic adopted the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") to enhance the ability of Global Atlantic to attract, motivate and retain its employees and to promote the success of the Global Atlantic business.
The GA Book Value Plan authorizes the grant of cash-settled awards ("book value awards", or "BVAs") representing the right to receive one or more payments upon vesting equal to the product of an initial dollar value set by the award multiplied by a pre-determined formula as of each applicable vesting date. The predetermined formula is equal to the quotient determined by dividing the book value of one share of TGAFG on the applicable vesting date by the book value of a share on the original grant date, subject to adjustments. Book value awards generally vest in three equal, annual installments, subject to continued employment.
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
On April 1, 2023, BVAs having an aggregate value of approximately $35 million vested as set forth under the terms of the Book Value Plan agreements and resulted in a cash payment on April 3, 2023 of an aggregate $21 million to unit holders, net of applicable tax withholdings.
On February 28, 2023, BVAs having an aggregate value of approximately $24 million vested as set forth under the pre-acquisition grant agreements and resulted in a cash payment of an aggregate $14 million to participants, net of applicable tax withholdings.
The table below presents the activity related to book value awards for the six months ended June 30, 2023:

Six Months Ended
June 30, 2023
Outstanding amount as of beginning of period	$138,595
Granted	31,240
Forfeited	(1,809)
Vested and issued	(61,593)
Outstanding amount as of end of period	$106,433
Global Atlantic recognized $15.1 million and $13.9 million for the three months ended June 30, 2023 and 2022, respectively, and $30.8 million and $32.4 million for the six months ended June 30, 2023 and 2022, respectively, of compensation expense associated with these awards. As of June 30, 2023, the remaining unamortized compensation expenses of $95.0 million are expected to be recognized over a remaining average period of 2.31 years.
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

Notes to Financial Statements (Continued)
During the six months ended June 30, 2023 77 incentive units were granted to employees and 35 incentive units were forfeited. As of June 30, 2023 and December 31, 2022, there were approximately 887 and 845 incentive units outstanding under the Plan, respectively.
Global Atlantic recorded compensation expense of $17.9 million and $9.4 million for the three months ended June 30, 2023 and 2022, respectively, and $56.3 million and $26.8 million for the six months ended June 30, 2023 and 2022, respectively, related to periodic change in expense for the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities. As of June 30, 2023, there was approximately $99.3 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 2.59 years.

21. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2023	December 31, 2022
Amounts due from unconsolidated investment funds	$1,291,358	$1,401,766
Amounts due from portfolio companies	282,072	261,537
Due from Affiliates	$1,573,430	$1,663,303
Due to Affiliates consists of:

	June 30, 2023	December 31, 2022
Amounts due to current and former employees under the tax receivable agreement (1)	$404,566	$420,599
Amounts due to unconsolidated investment funds	16,690	45,458
Due to Affiliates	$421,256	$466,057
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

Notes to Financial Statements (Continued)
Modification of Segment Information
In connection with the adoption of LDTI (see Note 2 in our financial statements), KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three and six months ended June 30, 2023 with retrospective application to all prior periods presented. The most significant changes are as follows:
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

Notes to Financial Statements (Continued)
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asset Management
Management Fees (1)	$748,888	$654,927	$1,487,044	$1,279,855
Transaction and Monitoring Fees, Net	190,228	107,301	332,407	413,339
Fee Related Performance Revenues	28,352	9,999	50,093	22,050
Fee Related Compensation	(217,684)	(173,748)	(420,778)	(385,968)
Other Operating Expenses	(147,475)	(137,244)	(297,879)	(263,119)
Fee Related Earnings	602,309	461,235	1,150,887	1,066,157
Realized Performance Income	149,334	730,858	324,732	1,340,065
Realized Performance Income Compensation	(97,085)	(474,428)	(211,094)	(858,063)
Realized Investment Income (2)	114,675	276,888	312,769	626,242
Realized Investment Income Compensation	(17,183)	(41,533)	(46,897)	(93,936)
Asset Management Segment Operating Earnings	$752,050	$953,020	$1,530,397	$2,080,465

Insurance
Net Investment Income (1) (2)	$1,283,794	$964,396	$2,555,049	$1,826,810
Net Cost of Insurance	(811,677)	(504,712)	(1,562,289)	(986,582)
General, Administrative and Other	(203,285)	(165,911)	(399,999)	(312,323)
Pre-tax Operating Earnings	268,832	293,773	592,761	527,905
Pre-tax Operating Earnings Attributable to Noncontrolling Interest	(98,608)	(113,158)	(217,425)	(203,343)
Insurance Segment Operating Earnings	170,224	180,615	$375,336	$324,562

Total Segment Operating Earnings	$922,274	$1,133,635	$1,905,733	$2,405,027

(1) Includes intersegment management fees of $110.6 million and $69.3 million, for three months ended June 30, 2023 and 2022, respectively, and $218.9 million and $128.3 million for the six months ended June 30, 2023 and 2022, respectively.

(2) Includes intersegment interest expense and income of $43.4 million and $34.5 million, for the three months ended June 30, 2023 and 2022, respectively, and $88.2 million and $60.3 million for the six months ended June 30, 2023 and 2022, respectively.

			As of June 30,
			2023	2022
Segment Assets:
Asset Management			$31,532,471	$31,457,937
Insurance			176,041,236	166,034,315
Total Segment Assets			$207,573,707	$197,492,252

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total GAAP Revenues	$3,626,518	$323,393	$6,754,000	$1,322,756
Impact of Consolidation and Other	184,775	172,118	394,553	385,518
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(696,897)	923,474	(1,145,915)	1,869,217
Realized Carried Interest	146,232	723,609	318,921	1,303,376
Realized Investment Income	114,675	276,888	312,769	626,242
Capstone Fees	(24,040)	(19,510)	(43,845)	(34,995)
Expense Reimbursements	(16,840)	(25,576)	(32,384)	(66,879)
Insurance Adjustments:
Net Premiums	(626,429)	225,502	(1,100,053)	(146,642)
Policy Fees	(315,382)	(319,030)	(629,184)	(632,812)
Other Income	(39,858)	(32,512)	(77,016)	(67,256)
(Gains) Losses from Investments(1)	193,770	21,041	454,277	188,143
Non-operating Changes in Policy Liabilities and Derivatives	(31,253)	474,972	(144,029)	761,693
Total Segment Revenues (2)	$2,515,271	$2,744,369	$5,062,094	$5,508,361
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Income (Loss) Before Tax (GAAP)	$1,451,013	$(1,916,593)	$1,859,448	$(627,554)
Impact of Consolidation and Other	(251,248)	790,100	(152,111)	(510,226)
Interest Expense	92,010	76,619	177,510	146,079
Equity-based compensation - KKR Holdings(1)	—	80,513	—	100,334
Asset Management Adjustments:
Unrealized (Gains) Losses	(458,311)	1,178,759	(358,984)	1,501,028
Unrealized Carried Interest	(435,495)	1,561,367	(638,154)	2,851,400
Unrealized Carried Interest Compensation (Carry Pool)	195,361	(646,239)	279,191	(1,160,226)
Strategic Corporate Related Charges(2)	7,192	50,306	13,999	70,204
Equity-based compensation	45,261	50,582	104,278	105,693
Equity-based compensation - Performance based	63,654	59,831	130,927	117,784
Insurance Adjustments:(3)
(Gains) Losses from Investments(3)(4)	125,483	79,905	256,597	208,937
Non-operating Changes in Policy Liabilities and Derivatives(3)	57,463	(250,582)	163,954	(442,783)
Strategic Corporate Related Charges(3)	3,199	2,890	3,199	5,969
Equity-based and Other Compensation(3)	23,898	13,464	60,291	32,962
Amortization of Acquired Intangibles(3)	2,794	2,713	5,588	5,426
Total Segment Operating Earnings	$922,274	$1,133,635	$1,905,733	$2,405,027
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the three and six months ended June 30, 2022, strategic corporate transaction-related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered into in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts represent the portion allocable to KKR & Co. Inc.
(4)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

Notes to Financial Statements (Continued)

	As of
	June 30, 2023	June 30, 2022
Total GAAP Assets	$287,694,799	$264,792,220
Impact of Consolidation and Reclassifications	(77,968,654)	(64,825,125)
Carry Pool Reclassifications	(2,152,438)	(2,474,843)
Total Segment Assets	$207,573,707	$197,492,252
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
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of August 1, 2023, there was approximately $208 million remaining under the program.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock repurchased	5,086,354	—	5,086,354	5,191,174
Equity awards for common stock retired	604,281	596,437	604,281	596,437

Change in KKR & Co. Inc.'s Ownership Interest
Vesting of restricted holdings units results in a change in ownership in KKR Group Partnership L.P., while KKR retains a controlling interest, and is accounted for as an equity transaction between the controlling and noncontrolling interests. The impact of the vesting of restricted holdings units are included within "Change in KKR & Co. Inc.'s Ownership Interest."
Noncontrolling Interests
Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:
(i)third party fund investors in KKR's consolidated funds and certain other entities;
(ii)third parties in KKR's Capital Markets business line;
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third parties in KKR's insurance business including GA Rollover Investors, GA Co-Investors and third party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.

Notes to Financial Statements (Continued)
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning of Period (as previously reported for the prior period)	$37,316,569	$35,778,000
Adoption of New Accounting Standard (See Note 2)	—	632,858
Balance at the beginning of the period (as revised for the prior period)	37,316,569	36,410,858
Net Income (Loss) Attributable to Noncontrolling Interests	266,086	193,083
Other Comprehensive Income (Loss), net of tax	(77,150)	290,038
Change in KKR & Co. Inc.'s Ownership Interest	(113,121)	(113,121)
Equity Based Compensation (Non cash Contribution)	71,080	147,676
Capital Contributions	4,935,615	7,404,393
Capital Distributions	(1,897,563)	(3,737,866)
Changes in Consolidation	(72,062)	(165,607)
Balance at the end of the period	$40,429,454	$40,429,454

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning of Period (as previously reported for the prior period)	$41,501,791	$40,474,565
Adoption of New Accounting Standard (See Note 2)	491,360	104,961
Balance at the beginning of the period (as revised for the prior period)	41,993,151	40,579,526
Net Income (Loss) Attributable to Noncontrolling Interests	(1,096,715)	148,272
Other Comprehensive Income (Loss), net of tax	(1,546,467)	(3,166,939)
Exchange of KKR Holdings units to Common Stock	(12,865)	(12,865)
Equity Based Compensation (Non cash Contribution)	145,670	229,062
Capital Contributions	3,852,457	7,432,048
Capital Distributions	(1,742,028)	(3,615,901)
Holdings Merger (1)	(7,197,950)	(7,197,950)
Change in KKR & Co. Inc.'s Ownership Interest	(155,284)	(155,284)
Balance at the end of the period	$34,239,969	$34,239,969
(1)Refer to Note 1 "Organization" for further information on the Reorganization Mergers that closed on May 31, 2022, pursuant to which KKR acquired KKR Holdings and all of the KKR Group Partnership Units held by it, and all outstanding KKR Holdings Units were exchanged for KKR & Co. Inc. common stock.

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
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $49.9 million and $82.7 million as of June 30, 2023 and December 31, 2022, respectively, as determined by the hypothetical liquidation at book value ("HLBV") method, respectively. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of June 30, 2023 and December 31, 2022, the estimated redemption value that would be due at the respective redemption dates is $3.2 million and $5.3 million, respectively.
The following tables presents the calculation of Redeemable Noncontrolling Interests:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at the beginning of the period	$144,126	$152,065
Net income (loss) attributable to Redeemable Noncontrolling Interests	(1,740)	(9,043)
Capital contributions	69,997	69,997
Capital distributions	(1,149)	(1,785)
Changes in Consolidation	(27,821)	(27,821)
Balance at the end of the period	$183,413	$183,413

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance at the beginning of the period	$81,793	82,491
Net income (loss) attributable to Redeemable Noncontrolling Interests	8	(55)
Capital contributions	—	—
Capital distributions	(634)	(1,269)
Balance at the end of the period	$81,167	$81,167

Notes to Financial Statements (Continued)
25. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of June 30, 2023, KKR had unfunded commitments consisting of $9.2 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $111.7 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of June 30, 2023, these commitments amounted to $615.7 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.0 billion and $3.3 billion as of June 30, 2023 and December 31, 2022, respectively. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $24.2 million and $55.8 million for current expected credit losses as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023, approximately $525 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2023 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $210 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of June 30, 2023, Associates Holdings had access to cash reserves sufficient to reimburse the full $210 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $3.1 billion, and KKR would be entitled to seek reimbursement of approximately $1.2 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.

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
Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of June 30, 2023, the present value of the remaining amount to be paid is $61.2 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $29.5 million, as of June 30, 2023, with expiration dates between October 2023 to September 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $235.5 million, as of June 30,

Notes to Financial Statements (Continued)
2023. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both June 30, 2023 and December 31, 2022, the expected credit loss on the contingent liability associated with these letters of credit was not material.
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
On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20, 2021 complaint by the Tier 3 plaintiffs, whose motions are awaiting a decision from the Kentucky state court. On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to KKR & Co. Inc. and Prisma Capital Partners LP, the Kentucky state court found that it has personal jurisdiction over KKR & Co. Inc., and this finding is currently being appealed by KKR. On May 27, 2022, following a motion by KKR, the judge then adjudicating the lawsuits recused himself from the original 2017 action and the second Tier 3 action, and a new judge was assigned. On December 9, 2022, the

Notes to Financial Statements (Continued)
new judge issued an order that held in abeyance the motions to dismiss filed by KKR and other defendants pending the outcome of appeals which challenge the trial court’s December 28, 2020 order granting the Attorney General’s motion to intervene. On April 14, 2023, the Kentucky Court of Appeals ruled in favor of KKR and the other defendants in their appeal of the trial court’s December 28, 2020 order granting the Kentucky Attorney General’s motion to intervene in the 2017 action, including that the trial court should have dismissed the entire 2017 action after the Kentucky Supreme Court’s 2020 decision. On May 4, 2023, the Attorney General filed a petition for rehearing with the Court of Appeals. The Court of Appeals denied the petition for rehearing. On July 6, 2023, the Attorney General filed with the Kentucky Supreme Court a motion for discretionary review of the Court of Appeals' decision. The Court of Appeals’ April 14, 2023 decision does not dismiss the Kentucky Attorney General’s standalone lawsuit filed on July 21, 2020.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $5.0 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively, and $10.1 million for both the six months ended June 30, 2023 and 2022, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both June 30, 2023 and December 31, 2022, the total capacity of the financing arrangements with third parties was $2.3 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both June 30, 2023 and December 31, 2022.

Notes to Financial Statements (Continued)
26. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.165 per share of common stock of KKR & Co. Inc. has been declared and was announced on August 7, 2023. This dividend will be paid on August 31, 2023 to common stockholders of record as of the close of business on August 17, 2023.
Preferred Stock Dividends
On September 15, 2023, each outstanding share of the Series C Mandatory Convertible Preferred Stock will automatically convert into a number of shares of our common stock based on the conversion rate set forth in the Series C Mandatory Convertible Preferred Stock prospectus supplement. A dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and was announced on August 7, 2023 and set aside for payment. This dividend will be paid on September 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2023.

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
As of June 30, 2023, we manage $519 billion of assets for our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 715 private equity investments in portfolio companies with a total transaction value in excess of $705 billion as of June 30, 2023. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2023, Global Atlantic served approximately three million policyholders.
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

Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2023, our Private Equity business line had $170.1 billion of AUM, consisting of $119.3 billion in traditional private equity, $34.3 billion in core private equity and $16.5 billion in growth equity, which includes $4.0 billion of impact investments.
The table below presents information as of June 30, 2023, relating to our current private equity and other vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2023.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$12,209	3%	$6,191	$—	$6,191	$6,880	$7
Americas Fund XII	5/2017	5/2021	13,500	1,671	4%	12,428	6,801	9,767	18,667	1,534
North America Fund XI	11/2012	1/2017	8,718	158	3%	10,039	22,833	2,759	3,252	170
2006 Fund (5)	9/2006	9/2012	17,642	—	2%	17,309	37,415	19	8	5
Millennium Fund (5)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
Ascendant Fund	6/2022	6/2028	2,721	2,721	11%	—	—	—	—	—
European Fund VI	6/2022	6/2028	7,396	6,201	3%	1,195	—	1,195	1,047	—
European Fund V	7/2019	2/2022	6,334	1,023	2%	5,380	917	5,213	6,270	271
European Fund IV	2/2015	3/2019	3,512	5	6%	3,637	5,122	1,848	2,952	211
European Fund III (5)	3/2008	3/2014	5,505	145	5%	5,360	10,625	586	85	(32)
European Fund II (5)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	31	(1)
Asian Fund IV	7/2020	7/2026	14,735	8,511	4%	6,386	161	6,278	7,226	15
Asian Fund III	8/2017	7/2020	9,000	1,446	6%	8,064	5,294	6,773	11,596	910
Asian Fund II	10/2013	3/2017	5,825	—	1%	7,323	6,474	2,929	2,145	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	—	(1)
China Growth Fund (5)	11/2010	11/2016	1,010	—	1%	1,010	1,065	322	135	(24)
Next Generation Technology Growth Fund III	11/2022	11/2028	2,620	2,620	7%	—	—	—	—	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	207	7%	2,078	496	1,876	2,637	161
Next Generation Technology Growth Fund	3/2016	12/2019	659	5	22%	668	1,036	322	949	70
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	3,122	4%	667	—	667	708	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	189	11%	1,272	207	1,141	1,708	78
Global Impact Fund II	6/2022	6/2028	2,186	2,186	7%	—	—	—	—	—
Global Impact Fund	2/2019	3/2022	1,242	265	8%	1,152	332	1,011	1,538	100
Co-Investment Vehicles and Other	Various	Various	16,339	3,080	Various	13,690	8,126	9,816	12,050	1,057
Core Investment Vehicles	Various	Various	24,773	11,235	30%	14,397	927	14,039	22,960	148
Unallocated Commitments (6)	N/A	N/A	4,085	4,085	Various	—	—	—	—	—

Total Private Equity			$189,144	$61,084		$133,971	$139,189	$72,862	$102,850	$4,334
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2023.
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

Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of June 30, 2023, our Real Assets business line had $121.6 billion of AUM, consisting of $64.2 billion in real estate (of which $35.7 billion is real estate credit and $28.5 billion is real estate equity), $54.3 billion in infrastructure, and $3.1 billion in energy.
The table below presents information as of June 30, 2023, relating to our current real asset and other vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Energy Income and Growth Fund II	8/2018	8/2022	$994	$—	20%	$1,191	$255	$987	$1,560	$37
Energy Income and Growth Fund	9/2013	6/2018	1,974	—	13%	1,974	1,076	977	474	—
Natural Resources Fund (5)	Various	Various	887	—	Various	887	132	170	34	—
Global Energy Opportunities	Various	Various	915	62	Various	520	192	319	185	—
Global Infrastructure Investors IV	8/2021	8/2027	16,578	7,734	2%	9,133	289	8,962	9,448	21
Global Infrastructure Investors III	7/2018	6/2021	7,164	1,200	4%	6,230	1,769	5,417	6,572	283
Global Infrastructure Investors II	12/2014	6/2018	3,039	128	4%	3,164	4,753	1,094	1,605	53
Global Infrastructure Investors	9/2010	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	5,790	5,790	6%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	1,382	7%	2,695	496	2,425	2,769	87
Diversified Core Infrastructure Fund	12/2020	(6)	8,844	663	6%	8,210	329	8,210	8,578	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,802	5%	2,548	213	2,431	2,311	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	229	8%	1,929	2,492	611	640	46
Real Estate Partners Americas	5/2013	5/2017	1,229	135	16%	1,024	1,408	94	55	(1)
Real Estate Partners Europe II	3/2020	3/2024	2,060	691	10%	1,512	368	1,335	1,256	—
Real Estate Partners Europe	8/2015	12/2019	707	110	10%	675	757	206	208	—
Asia Real Estate Partners	7/2019	7/2023	1,682	551	15%	1,138	19	1,107	1,246	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	5%	976	158	976	953	8
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	462	1,008	1,003	4
Property Partners Americas	12/2019	(6)	2,569	46	19%	2,523	159	2,523	2,645	—
Co-Investment Vehicles and Other	Various	Various	7,013	2,337	Various	4,743	1,652	4,277	3,923	14

Total Real Assets			$74,531	$22,982		$53,130	$19,207	$43,129	$45,465	$552
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)Open-ended fund.
Private Equity and Real Asset Performance
The table below presents information as of June 30, 2023, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2023, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	31	8,538	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,415	8	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,505	5,360	10,625	85	10,710	16.4%	11.3%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,065	135	1,200	4.3%	0.4%	1.2
Natural Resources Fund (2010)	887	887	132	34	166	(24.5)%	(26.1)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,039	22,833	3,252	26,085	23.9%	19.4%	2.6
Asian Fund II (2013)	5,825	7,323	6,474	2,145	8,619	4.8%	3.2%	1.2
Real Estate Partners Americas (2013)	1,229	1,024	1,408	55	1,463	16.1%	11.3%	1.4
Energy Income and Growth Fund (2013)	1,974	1,974	1,076	474	1,550	(6.3)%	(9.0)%	0.8
Global Infrastructure Investors II (2014)	3,039	3,164	4,753	1,605	6,358	19.8%	17.1%	2.0
European Fund IV (2015)	3,512	3,637	5,122	2,952	8,074	23.8%	18.5%	2.2
Real Estate Partners Europe (2015)	707	675	757	208	965	12.8%	9.3%	1.4
Next Generation Technology Growth Fund (2016)	659	668	1,036	949	1,985	31.3%	26.6%	3.0
Health Care Strategic Growth Fund (2016)	1,331	1,272	207	1,708	1,915	19.1%	12.3%	1.5
Americas Fund XII (2017)	13,500	12,428	6,801	18,667	25,468	25.0%	20.2%	2.0
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	462	1,003	1,465	9.2%	7.8%	1.5
Core Investment Vehicles (2017)	24,773	14,397	927	22,960	23,887	18.9%	18.1%	1.7
Asian Fund III (2017)	9,000	8,064	5,294	11,596	16,890	29.6%	23.1%	2.1
Real Estate Partners Americas II (2017)	1,921	1,929	2,492	640	3,132	26.9%	22.2%	1.6
Global Infrastructure Investors III (2018)	7,164	6,230	1,769	6,572	8,341	13.2%	9.9%	1.3
Global Impact Fund (2019)	1,242	1,152	332	1,538	1,870	26.6%	19.6%	1.6
European Fund V (2019)	6,334	5,380	917	6,270	7,187	14.5%	10.8%	1.3
Energy Income and Growth Fund II (2018)	994	1,191	255	1,560	1,815	20.6%	18.4%	1.5
Asia Real Estate Partners (2019)	1,682	1,138	19	1,246	1,265	12.5%	4.1%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,078	496	2,637	3,133	23.8%	18.4%	1.5
Real Estate Credit Opportunity Partners II (2019)	950	976	158	953	1,111	9.8%	7.5%	1.1
Asia Pacific Infrastructure Investors (2020)	3,792	2,695	496	2,769	3,265	16.3%	10.9%	1.2
Asian Fund IV (2020)	14,735	6,386	161	7,226	7,387	13.0%	6.9%	1.2
Real Estate Partners Europe II (2020)	2,060	1,512	368	1,256	1,624	5.7%	2.0%	1.1
Real Estate Partners Americas III (2021)	4,253	2,548	213	2,311	2,524	(0.8)%	(3.7)%	1.0
Health Care Strategic Growth Fund II (2021)	3,789	667	—	708	708	11.3%	(22.3)%	1.1
Global Infrastructure Investors IV (2021) (3)	16,578	9,133	289	9,448	9,737	—	—	—
North America Fund XIII (2021) (3)	18,400	6,191	—	6,880	6,880	—	—	—
European Fund VI (2022) (3)	7,396	1,195	—	1,047	1,047	—	—	—
Global Impact Fund II (2022) (3)	2,186	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	5,790	—	—	—	—	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,620	—	—	—	—	—	—	—
Ascendant Fund (2022) (3)	2,721	—	—	—	—	—	—	—
Subtotal - Included Funds	227,191	160,696	156,896	120,934	277,830	16.1%	12.3%	1.8

All Funds	$243,666	$177,171	$207,165	$120,934	$328,099	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on June 30, 2023.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2023. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of June 30, 2023, our Credit and Liquid Strategies business line had $226.8 billion of AUM, comprised of $111.9 billion of assets managed in our leveraged credit strategies, $78.2 billion of assets managed in our private credit strategy, and $8.0 billion of assets managed in our SIG strategy, $26.8 billion of assets managed through our hedge fund platform, and $1.9 billion of assets managed in other Credit and Liquid Strategies strategies. We manage $110.7 billion of credit investments for our Global Atlantic insurance companies. Our BDC has approximately $15.5 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDC in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
The table below presents information as of June 30, 2023, relating to our current credit and other investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Dislocation Opportunities Fund	8/2019	11/2021	$2,967	$556	14%	$2,412	$979	$1,824	$1,876	$46
Special Situations Fund II	2/2015	3/2019	3,525	284	9%	3,241	2,294	1,421	1,323	—
Special Situations Fund	1/2013	1/2016	2,274	1	12%	2,273	1,782	509	410	—
Mezzanine Partners	7/2010	3/2015	1,023	33	4%	990	1,165	256	152	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	1,175	7%	884	48	884	939	15
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	395	2%	1,850	821	1,276	1,237	—
Lending Partners III	4/2017	11/2021	1,498	607	2%	891	640	741	753	37
Lending Partners II	6/2014	6/2017	1,336	157	4%	1,179	1,192	189	88	—
Lending Partners	12/2011	12/2014	460	40	15%	420	458	29	11	—
Lending Partners Europe II	5/2019	9/2023	837	158	7%	678	108	678	695	4
Lending Partners Europe	3/2015	3/2019	848	184	5%	662	398	310	231	—
Asia Credit	1/2021	5/2025	1,084	682	9%	402	5	402	453	7
Other Alternative Credit Vehicles	Various	Various	15,347	7,892	Various	7,578	5,816	3,824	3,967	10

Total Credit and Liquid Strategies			$35,503	$12,164		$23,460	$15,706	$12,343	$12,135	$99
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on June 30, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.73%	6.13%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.41%
Opportunistic Credit (3)	May 2008	10.32%	8.71%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.55%
Bank Loans	Apr 2011	5.26%	4.69%	S&P/LSTA Loan Index (4)	4.21%
High-Yield	Apr 2011	5.65%	5.07%	BoAML HY Master II Index (5)	4.93%
European Leveraged Loans (6)	Sep 2009	4.42%	3.90%	CS Inst West European Leveraged Loan Index (7)	3.47%
European Credit Opportunities (6)	Sept 2007	5.76%	4.72%	S&P European Leveraged Loans (All Loans) (8)	3.99%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to June 30, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Dislocation Opportunities Fund	Aug 2019	$2,967	$2,412	$979	$1,876	$2,855	10.7%	8.3%	1.2
Special Situations Fund II	Feb 2015	3,525	3,241	2,294	1,323	3,617	2.8%	0.8%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,782	410	2,192	(0.8)%	(2.5)%	1.0
Mezzanine Partners	July 2010	1,023	990	1,165	152	1,317	9.2%	6.0%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	884	48	939	987	16.7%	11.7%	1.1
Private Credit Opportunities Partners II	Dec 2015	2,245	1,850	821	1,237	2,058	3.4%	1.7%	1.1
Lending Partners III	Apr 2017	1,498	891	640	753	1,393	15.2%	12.5%	1.6
Lending Partners II	Jun 2014	1,336	1,179	1,192	88	1,280	3.0%	1.5%	1.1
Lending Partners	Dec 2011	460	420	458	11	469	3.4%	1.8%	1.1
Lending Partners Europe II	May 2019	837	678	108	695	803	15.2%	11.4%	1.2
Lending Partners Europe	Mar 2015	848	662	398	231	629	(1.4)%	(3.7)%	1.0
Asia Credit	Jan 2021	1,084	402	5	453	458	19.4%	13.3%	1.1
Other Alternative Credit Vehicles	Various	15,347	7,578	5,816	3,967	9,783	N/A	N/A	N/A
All Funds		$35,503	$23,460	$15,706	$12,135	$27,841
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
The table below presents information as of June 30, 2023, based on the investment funds or other vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$86,670	$83,527	0.15% - 1.10%	Various (2)	Various (2)	Subject to redemptions
CLOs	25,677	25,677	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	112,347	109,204

Alternative Credit: (4)
Private Credit (1)	64,098	55,890	0.30% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	8,004	2,733	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	72,102	58,623

Hedge Funds (6)	26,819	26,819	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDC (7)	15,500	15,500	0.60%	7.00% - 8.00%	7.00%	Indefinite
Total	$226,768	$210,146
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
(3)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2023 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2023.
(4)Our alternative credit funds generally have investment periods of two to five years and our newer alternative credit funds generally earn management fees on invested capital throughout their lifecycle.
(5)Lower fees on uninvested capital in certain vehicles.
(6)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(7)Represents FS KKR Capital Corp. We report all of the assets under management of this BDC in our AUM and FPAUM.

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
Our Principal Activities business line also provides the required capital to fund the various commitments of our Capital Markets business line when underwriting or syndicating securities, or when providing or arranging term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities business line also holds assets that are utilized to satisfy regulatory requirements for our Capital Markets business line and risk retention requirements for certain investment vehicles.
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

The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2023.
Holdings by Asset Class (1)

Other 5%
Alternative Credit 5%
Leveraged Credit 6%
Energy 5%
Infrastructure 9%
Real Estate 11%
Growth Equity 5%
Traditional Private Equity 20%
Core Private Equity 34%

(1)General partner funded commitments to our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines.

Core Private Equity
As of June 30, 2023, core private equity investments account for over 30% of the investments on our balance sheet. Core private equity consists of investments anticipated to be held for a longer holding period and which possess a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable, and typically with lower leverage over our holding period than those companies in which our traditional private equity investments are made. We believe our core private equity investments should generate earnings that compound over a long period of time. As of June 30, 2023, the fair value of our core private equity investments on the balance sheet was $6.2 billion, resulting in an inception to date gross IRR of 20%. "Investments" as referenced above is a term used solely for purposes of financial presentation of a portion of our balance sheet and includes majority ownership of subsidiaries that operate our asset management, broker-dealer and other businesses, including the general partner interests of our investment funds.

Insurance
Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of June 30, 2023, KKR owns a 63.3% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
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
Global Atlantic primarily offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual markets sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of June 30, 2023, Global Atlantic served approximately three million policyholders.
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
Global Atlantic also sponsors co-investment vehicles (the "Ivy Vehicles") to participate alongside Global Atlantic in certain block, flow, PRT and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment period. Ivy Vehicles provide third-party capital to support reinsurance transactions and do not get consolidated into our financial statements. As of June 30, 2023, third parties have committed capital to the Ivy Vehicles of approximately $3.3 billion, of which $1.3 billion has been deployed.

The following table represents Global Atlantic’s new business volumes by business and product for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
($ in millions)
Individual market channel:
Fixed-rate annuities	$468	$1,481	$2,614	$2,520
Fixed-indexed annuities	727	1,117	1,792	2,021
Variable annuities	7	11	11	22
Total retirement products(1)	$1,202	$2,609	$4,417	$4,563

Life insurance products	$3	$12	$7	$19

Preneed life	80	73	155	138

Institutional market channel:
Block	—	5	79	2,782
Flow & pension risk transfer	2,438	2,143	4,868	3,842
Funding agreements(2)	—	900	—	2,000
Total institutional market channel(3)	$2,438	$3,048	$4,947	$8,624
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
(2)Funding agreements new business volumes represents funding agreements issued in connection with the FABN program only.
(3)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and is gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
Significant Reinsurance Transaction
On May 25, 2023, Global Atlantic signed a transaction agreement committing to reinsure $19.2 billion of legacy annuity and life policies (including $5.0 billion of separate account liabilities). The transaction is expected to close during the latter half of 2023, subject to the satisfaction or waiver of customary closing conditions, including the receipt of required regulatory approvals.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of June 30, 2023, separated by reserves originated through its individual and institutional markets.

	Reserves as of June 30, 2023
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity(1)	$22,868,959	$26,528,736	$49,397,695	$(6,799,573)	$42,598,122	33.9%
Fixed-indexed annuity(1)	23,954,562	9,745,183	33,699,745	(3,132,554)	30,567,191	23.1%
Payout annuities(1)	477,209	17,108,698	17,585,907	(8,532,569)	9,053,338	12.1%
Variable annuities	2,518,401	6,206,866	8,725,267	(2,592,822)	6,132,445	6.0%
Interest sensitive life(1)	13,807,157	9,970,551	23,777,708	(3,629,724)	20,147,984	16.3%
Other life insurance(2)	3,486,496	261,690	3,748,186	(208,899)	3,539,287	2.7%
Funding agreements(3)	2,145,853	5,459,017	7,604,870	—	7,604,870	5.2%
Closed block and other corporate products	—	1,072,274	1,072,274	(1,022,451)	49,823	0.7%
Total reserves	$69,258,637	$76,353,015	$145,611,652	$(25,918,592)	$119,693,060	100.0%

Total general account	$66,988,153	$74,441,062	$141,429,215	$(25,918,592)	$115,510,623	97.1%
Total separate account	2,270,484	1,911,953	4,182,437	—	4,182,437	2.9%
Total reserves	$69,258,637	$76,353,015	$145,611,652	$(25,918,592)	$119,693,060	100.0%
(1)As of June 30, 2023, 75% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-annuity products, and 43% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life insurance” includes universal life, preneed, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB advances and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of June 30, 2023, reserves sourced through for block, flow and PRT transactions were $46.8 billion, $15.8 billion, and $5.4 billion, respectively.

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
Economic Conditions
During the second quarter of 2023, many countries and regions, including the United States, began to experience a partial global economic recovery. In the second quarter of 2023, strong economic activity continued to be adversely impacted by the effects of monetary and fiscal policy tightening as years of fiscal stimulus from governments and accommodative monetary policy from global central banks began to wane and central banks took measures to combat inflationary pressures in many major economies around the world. Although certain inflation indicators continued to show signs of slowing, inflation (particularly core and services-related inflation) has continued to present headwinds for many countries and regional economies in which we operate. The U.S. Federal Reserve Board remains focused on managing inflation and has continued to raise interest rates in the second quarter of 2023. While the European Central Bank decelerated its pace of interest rate hikes, it has indicated that it will also remain focused on managing inflation. As a result of these and other actions by central banks, the combination of high rates and more muted, but persistently high, inflation continued to put pressure on corporate profits and consumer balance sheets with inflation generally remaining elevated in absolute terms.
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
Labor disputes, shortages of material and skilled labor, work stoppages and increasing labor costs can also adversely impact us and the assets we manage. Despite various economic headwinds, several key economic indicators in the U.S., including GDP growth, have demonstrated resilience in the second quarter of 2023. In the second quarter of 2023, the prospects of artificial intelligence (AI) began to be reflected in market prices and valuations of companies operating in its related industries. At the same time, however, significant labor shortages continued to be a headwind to economic growth. During the second quarter of 2023, growth in economic activity and demand for goods and services contributed to inflationary pressures. In addition, shifting geopolitics in countries such as China, Russia, Belarus and the Ukraine (including less efficient supply chains) remain a concern. The ongoing Russia-Ukraine conflict, including the sanctions imposed in response to Russia's invasion of Ukraine and protectionist policies that persisted throughout 2022, have exacerbated and may further exacerbate these issues and trends globally, including by continuing to increase oil and gas prices and price volatility. Globally, energy and food inflation relating to disruptions to energy and commodity markets that persisted throughout much of 2022 and part of the first quarter of 2023 largely reversed course in the second quarter of 2023 with a faster than expected flow-through of lower oil, gas and commodity prices more generally into consumer energy and commodity prices. In the U.S., housing demand largely continues to outstrip housing supply. Conversely, the property sector in China remained a drag on its economy as a result of several factors, including a housing oversupply. U.S. office real estate continued to experience significant headwinds as a result of more challenging fundamentals. These and related concerns identified above and below continue to contribute to market volatility.
Economic conditions continued to vary, and often diverge, by country in Asia. In Japan, concerns of labor shortages, rising inflation, tightening monetary policy, significant volatility in currency markets and a return of international tourism were points of focus in the second quarter of 2023. In China, inflation growth was more muted, export growth was strong and international travel was more limited. Conversely to the continued monetary tightening that occurred in the U.S., Europe and Japan, monetary easing in China partially offset these other central bank actions in terms of global economic growth. China continued to experience a consumption-led, but bifurcated, recovery. While Chinese consumption continued to recover, the downbeat market tone in housing, together with lower energy prices and the sluggish labor market, continued to weigh on the entire Chinese economy.

Several relevant key economic indicators in the U.S. and in other countries and areas in which our business operates include:
•Inflation. The U.S. core consumer price index rose 4.8% on a year-over-year basis as of June 30, 2023, down from 5.6% on a year-over-year basis as of March 31, 2023. Euro Area core inflation was 5.5% as of June 30, 2023, down from 5.7% as of March 31, 2023. Core inflation in China was 0.4% on a year-over-year basis as of June 30, 2023, down from 0.7% as of March 31, 2023. In Japan, core inflation rose to 2.6% on a year-over-year basis as of June 30, 2023, up from 2.3% on a year-over-year basis as of March 31, 2023.
•Interest Rates. The effective federal funds rate set by the Federal Reserve Board was 5.08% as of June 30, 2023, up from 4.83% as of March 31, 2023. The Federal Reserve raised interest rates by 25 basis points in May and left interest rates unchanged in June. The short-term benchmark interest rate set by the European Central Bank was 4.0% as of June 30, 2023, up from 3.5% as of March 31, 2023. The short-term benchmark interest rate set by The People's Bank of China (PBOC) was 3.55% as of June 30, 2023, down from 3.65% as of March 31, 2023. The short-term benchmark interest rate set by the Bank of Japan was -0.1% as of June 30, 2023, unchanged from March 31, 2023.
•GDP. In the United States, real GDP is estimated to have expanded by 1.3% for the quarter ended June 30, 2023, compared to an expansion of 2.0% for the quarter ended March 31, 2023. Euro Area real GDP is estimated to have increased by 0.1% for the quarter ended June 30, 2023, up from -0.1% for the quarter ended March 31, 2023. Real GDP in China is estimated to have increased by 0.8% for the quarter ended June 30, 2023, compared to growth of 2.2% reported for the quarter ended March 31, 2023. In Japan, real GDP is estimated to have increased by 0.7% for the quarter ended June 30, 2023, down from 2.7% for the quarter ended March 31, 2023.
•Unemployment. The U.S. unemployment rate was 3.6% as of June 30, 2023, up from 3.5% as of March 31, 2023. Euro Area unemployment was 6.5% as of June 30, 2023, down from 6.6% as of March 31, 2023. The unemployment rate in China was 5.5% as of June 30, 2023, unchanged as of March 31, 2023. In addition, the unemployment rate in Japan was 2.6% as of June 30, 2023, down from 2.8% as of March 31, 2023.
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
In addition, many of our investments are in both non-investment grade and investment grade credit instruments. Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of June 30, 2023, approximately 50% of the capital invested in those funds was attributable to non-U.S. investments. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. Tightening liquidity conditions in equity and credit capital markets affect the availability and cost of capital for us and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may adversely impact our ability to identify, execute and exit investments on attractive terms. In addition, during periods of high interest rates, investors may favor certain investments like government debt, which they may view as producing a higher risk-adjusted return over investments in our funds, particularly if the spread between these other investments and investments in our funds declines, which may adversely affect our ability to raise capital for new funds.
In our insurance segment, periods of rising or higher interest rates as we are currently experiencing may result in differing impacts on Global Atlantic’s business. Periods of rising or higher interest rates can benefit Global Atlantic’s results of operations and financial condition because we generally expect the yield on new investment purchases and income from any floating rate investments held in Global Atlantic’s investment portfolio to increase as interest rates rise. Higher interest rates also generally tend to increase the demand for certain of Global Atlantic’s products because the benefits and solutions Global Atlantic can offer to clients may become more attractive, potentially resulting in higher new business volumes. Rising rates are also expected to result in decreases to certain policy liability reserves as a result of new accounting guidance which Global Atlantic adopted effective January 1, 2023 (with a transition date of January 1, 2021) for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. For a further discussion of this guidance, see Note 2 "Summary of Significant Accounting Policies—Adoption of new accounting pronouncements" in our financial statements.
Higher interest rates can also have a negative impact on Global Atlantic. For example, higher policyholder surrenders may occur in response to rising interest rates as more attractive products become available to policyholders in a higher rate environment. The majority of our investments at Global Atlantic are in investment grade credit instruments. Sales of those investments at a loss, for example to raise cash to meet policyholder obligations upon surrender earlier than expected maturity or as Global Atlantic rotates out of investments acquired with new reinsurance transactions to our desired asset mix during a period of rising or higher rates compared to when the investment was acquired, is expected to decrease our net income in that period and such decrease could be significant. Global Atlantic also expects that in a higher rate environment, Global Atlantic will generally have a higher cost of insurance on new business, including higher hedging costs, as the benefits to policyholders on new business will be generally higher. If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability, Global Atlantic may not generate its expected earnings on those liabilities. In addition, rising interest rates will decrease the fair value of Global Atlantic’s credit investments and the value of embedded derivatives associated with funds withheld reinsurance transactions. Global Atlantic expects that substantially all of its unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. However, if the market or industry- or company-specific factors relating to these investments deteriorate meaningfully, Global Atlantic may be required to recognize an impairment to goodwill and may realize losses as a result of credit defaults or impairments on investments, either of which could have a material adverse effect on our results of operations and financial condition.
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
Several relevant key market indicators in the U.S. and in other countries and areas which constitute our business environment include:
•Equity Markets. For the quarter ended June 30, 2023, global equity markets were positive, with the S&P 500 up 8.7% and the MSCI World Index up 7.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 13.6 as of June 30, 2023, decreasing from 18.7 as of March 31, 2023.
•Credit Markets. During the quarter ended June 30, 2023, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) narrowed by 15 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) narrowed by 53 basis points. The non-investment grade credit indices were up during the quarter ended June 30, 2023, with the S&P/LSTA Leveraged Loan Index up 3.1% and the BAML US High Yield Index up 1.6%. During the quarter ended June 30, 2023, 10-year government bond yields rose 37 basis points in the United States, rose 90 basis points in the UK, rose 10 basis points in Germany, fell 22 basis points in China, and rose 5 basis points in Japan.
•Commodity Markets. During the quarter ended June 30, 2023, the 3-year forward price of WTI crude oil decreased approximately 2.7%%, and the 3-year forward price of natural gas decreased from approximately $4.42 per MMBtu as of March 31, 2023 to $3.56 per MMBtu as of June 30, 2023. The Japan spot LNG import price decreased to approximately $9.15 per MMBtu as of June 30, 2023 from approximately $18.59 per MMBtu as of March 31, 2023.

•Foreign Exchange Rates. For the quarter ended June 30, 2023, the euro rose 0.6%, the British pound rose 3.0%, the Japanese yen fell 7.9%, and the Chinese renminbi fell 5.2%, respectively, relative to the U.S. dollar.
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
Modification of Segment Information and Non-GAAP Measures
In connection with the adoption of LDTI (see Note 2 in our financial statements), KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the three months ended March 31, 2023, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented. The most significant changes between KKR's current segment presentation and our previous segment presentation are as follows:
(1)implementation of the accounting changes as a result of LDTI within KKR’s Insurance Segment. KKR excludes (i) changes in the fair value of market risk benefits and other policy liabilities and the associated derivatives, (ii) fees attributed to guaranteed benefits, and (iii) losses at contract issue on payout annuities from the Insurance Segment Operating Earnings. These items are excluded from Insurance Segment Operating Earnings and we believe these items do not reflect the underlying performance of this business;
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
Fee Related Earnings, Asset Management Segment Operating Earnings, and Total Asset Management Segment Revenues are not impacted by LDTI or the adjustments and changes noted above. Therefore, these Non-GAAP measures have not been recast for the historical periods.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended June 30, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of February 1, 2021, the date of the GA Acquisition, on a full retrospective basis. For a more detailed discussion of the adoption of LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$754,447	$615,264	$139,183
Capital Allocation-Based Income (Loss)	696,897	(923,474)	1,620,371
	1,451,344	(308,210)	1,759,554
Insurance
Net Premiums	626,429	(225,502)	851,931
Policy Fees	315,382	319,030	(3,648)
Net Investment Income	1,311,055	931,889	379,166
Net Investment-Related Gains (Losses)	(117,550)	(426,326)	308,776
Other Income	39,858	32,512	7,346
	2,175,174	631,603	1,543,571
Total Revenues	3,626,518	323,393	3,303,125

Expenses
Asset Management
Compensation and Benefits	657,114	250,876	406,238
Occupancy and Related Charges	23,593	18,861	4,732
General, Administrative and Other	289,586	253,832	35,754
	970,293	523,569	446,724
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(75,286) and $(198,225), respectively)	1,736,014	(256,179)	1,992,193
Amortization of Policy Acquisition Costs	170	(23,254)	23,424
Interest Expense	39,832	18,970	20,862
Insurance Expenses	172,121	130,338	41,783
General, Administrative and Other	204,052	171,251	32,801
	2,152,189	41,126	2,111,063
Total Expenses	3,122,482	564,695	2,557,787

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	570,085	(1,885,469)	2,455,554
Dividend Income	246,939	147,355	99,584
Interest Income	850,061	391,549	458,512
Interest Expense	(720,108)	(328,726)	(391,382)
Total Investment Income (Loss)	946,977	(1,675,291)	2,622,268

Income (Loss) Before Taxes	1,451,013	(1,916,593)	3,367,606

Income Tax Expense (Benefit)	324,955	(102,511)	427,466

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)

Net Income (Loss)	1,126,058	(1,814,082)	2,940,140
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(1,740)	8	(1,748)
Net Income (Loss) Attributable to Noncontrolling Interests	266,086	(1,096,715)	1,362,801
Net Income (Loss) Attributable to KKR & Co. Inc.	861,712	(717,375)	1,579,087

Series C Mandatory Convertible Preferred Stock Dividends	17,249	17,250	(1)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$844,463	$(734,625)	$1,579,088
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management
Revenues
For the three months ended June 30, 2023 and 2022, revenues consisted of the following:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Management Fees	$446,809	$418,229	$28,580
Fee Credits	(49,612)	(63,574)	13,962
Transaction Fees	269,416	177,861	91,555
Monitoring Fees	34,796	30,522	4,274
Incentive Fees	12,158	7,141	5,017
Expense Reimbursements	16,840	25,576	(8,736)
Consulting Fees	24,040	19,509	4,531
Total Fees and Other	754,447	615,264	139,183

Carried Interest	540,615	(738,309)	1,278,924
General Partner Capital Interest	156,282	(185,165)	341,447
Total Capital Allocation-Based Income (Loss)	696,897	(923,474)	1,620,371

Total Revenues - Asset Management	$1,451,344	$(308,210)	$1,759,554
Fees and Other
Total Fees and Other for the three months ended June 30, 2023 increased compared to the three months ended June 30, 2022 primarily as a result of the increase in transaction fees and management fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund (a middle market focused traditional private equity strategy), Next Generation Technology Growth Fund III, and Asia Pacific Infrastructure Investors II, and (ii) management fees earned on assets managed by KJRM. The increase was partially offset by a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base, which is capital invested.

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
Fee credits decreased compared to the prior period as a result of a higher level of fee credits owed to consolidated investments funds and other vehicles, which are eliminated upon consolidation. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended June 30, 2023 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and Next Generation Technology Growth Fund II. Capital Allocation-Based Income (Loss) for the three months ended June 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our carry earning investment funds, most notably Americas Fund XII and Asian Fund III.
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
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2023
The net gains from investment activities for the three months ended June 30, 2023 were comprised of net realized losses of $(389.3) million and net unrealized gains of $959.4 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2023, net realized losses related primarily to the (i) realized losses for Envision Healthcare Corporation (health care sector) and Hilding Anders International AB (consumer products sector) and (ii) losses from the sales of revolving credit facilities. Partially offsetting these realized losses were realized gains on certain foreign exchange forward contracts.

Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2023, net unrealized gains were driven by mark-to-market gains primarily relating to (i) Exact Holding B.V. (technology sector), which is held in one of our consolidated core private equity funds, (ii) USI, Inc. (financial services sector), (iii) certain investments held in our consolidated CLOs, and (iv) the reversal of previously recognized unrealized losses relating to the realization activity described above. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) PetVet Care Centers, LLC (health care sector) and GenesisCare Pty Ltd. (health care sector), which are held in one of our consolidated core private equity funds, and (ii) debt obligations of our consolidated CLOs.
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2022
The net losses from investment activities for the three months ended June 30, 2022 were comprised of net realized gains of $550.0 million and net unrealized losses of $(2,435.4) million.
Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2022, net realized gains related primarily to the sales of our investments in Fiserv, Inc. (NASDAQ: FISV), Internet Brands, Inc. (technology sector) held in one of our consolidated funds and the sales of certain real estate equity investments that were held in Real Estate Partners Americas II. Partially offsetting these realized gains were realized losses primarily relating to certain investments held in our consolidated alternative credit funds.
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) Crescent Energy Company (NYSE: CRGY), (ii) Söderberg & Partners (financial services sector), and (iii) investments held in our consolidated credit funds. These unrealized losses were partially offset by mark-to-market gains related to (i) certain investments held in our consolidated energy funds, and (ii) certain investments held in our consolidated core real estate funds.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results". For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the three months ended June 30, 2023, the most significant dividends received included (i) $85.3 million from certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) $47.8 million from Atlantic Aviation FBO Inc. (Infrastructure: transportation sector), which is held in our consolidated core private equity funds and (iii) $31.3 million from certain investments held in our consolidated opportunistic real estate equity and credit funds. During the three months ended June 30, 2022, the most significant dividends received included (i) $71.8 million from investments held in our consolidated real estate core plus equity and opportunistic real estate equity funds and (ii) $8.9 million from our investment in Inkling Holdings LLC (media sector).
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to June 30, 2022, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense
The increase in interest expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) impact of closing CLOs that are consolidated subsequent to June 30, 2022, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of our senior notes after June 30, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to accrued carried interest compensation in the current period compared to the reversal of previously recognized carried interest compensation in the prior period. Partially offsetting the increase is a lower level of accrued discretionary cash compensation resulting from a lower level of asset management segment revenues in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a higher level of information technology and other administrative costs in connection with the overall growth of the firm as well as a higher level of expenses from our consolidated investment funds and CLOs due to the impact of consolidating certain new funds and CLOs subsequent to June 30, 2022. The increase was partially offset by a lower level of expenses reimbursable by our unconsolidated investment funds and a lower level of broken-deal expenses.
The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly. Similarly, our General, Administrative and Other expenses are expected to increase as a result of increased levels of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development.
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended June 30, 2023 and 2022, revenues consisted of the following:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Net Premiums	$626,429	$(225,502)	$851,931
Policy Fees	315,382	319,030	(3,648)
Net Investment Income	1,311,055	931,889	379,166
Net Investment-Related Gains (Losses)	(117,550)	(426,326)	308,776
Other Income	39,858	32,512	7,346
Total Insurance Revenues	$2,175,174	$631,603	$1,543,571

Net Premiums
Net premiums increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to higher initial premiums related to a larger number of reinsurance transactions with life contingencies assumed during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and the timing of retrocessions to third party reinsurers during the three months ended June 30, 2022. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Net investment income
Net investment income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets during 2022.
Net investment-related gains (losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Funds withheld payable at interest embedded derivatives	$32,842	$1,363,700	$(1,330,858)
Equity futures contracts	(48,383)	82,389	(130,772)
Foreign currency forwards	13,861	19,355	(5,494)
Credit risk contracts	(62)	1,867	(1,929)
Equity index options	230,602	(504,859)	735,461
Interest rate contracts	(164,765)	(73,725)	(91,040)
Funds withheld receivable embedded derivatives	14,149	(33,361)	47,510
Net gains on derivative instruments	78,244	855,366	(777,122)
Net other investment losses	(195,794)	(1,281,692)	1,085,898
Net investment-related gains (losses)	$(117,550)	$(426,326)	$308,776
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value in the three months ended June 30, 2023, primarily due to a smaller increase in market interest rates as compared to a decrease in value in the three months ended June 30, 2022, due to a comparatively larger increase in market interest rates.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which increased during the three months ended June 30, 2023, as compared to a decrease during the three months ended June 30, 2022.
The decrease in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in Global Atlantic's variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the three months ended June 30, 2023, as compared to a decrease during the three months ended June 30, 2022, resulting in respectively, a loss, and a gain, on equity futures contracts in the respective periods.

The decrease in the fair value of interest rate contracts was driven by an increase in market interest rates during both the three months ended June 30, 2023 and the three months ended June 30, 2022, resulting in a loss on interest rate contracts in both periods, respectively.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to narrowing of credit spreads during the three months ended June 30, 2023, as compared to a widening of credit spreads during the three months ended June 30, 2022.
Net other investment losses
The components of net other investment losses were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$2,103	$44,600	$(42,497)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(55,471)	(287,373)	231,902
Credit loss allowances	(21,608)	(28,908)	7,300
Unrealized gains (losses) on fixed maturity securities classified as trading	(66,627)	(989,678)	923,051
Unrealized gains (losses) on investments classified as trading or accounted under a fair-value option	(3,440)	(38,435)	34,995
Unrealized gains (losses) on real estate investments recognized at fair value under investment company accounting	(43,371)	45,396	(88,767)
Realized gains (losses) on funds withheld at interest payable portfolio	3,632	28,727	(25,095)
Realized gains (losses) on funds withheld at interest receivable portfolio	(12,020)	(22,162)	10,142
Other	1,008	(33,859)	34,867
Net other investment losses	$(195,794)	$(1,281,692)	$1,085,898
The decrease in net other investment losses for the three months ended June 30, 2023 as compared to net other investment losses for the three months ended June 30, 2022, was primarily due to (i) a decrease in unrealized losses on fixed maturity securities classified as trading which was primarily due to a smaller relative increase in interest rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and (ii) a decrease in realized losses on available-for-sale fixed maturity debt securities which was primarily due to a decrease in portfolio rotation activity.
Offsetting these gains were (i) unrealized losses on real estate investments accounted at fair value under investment company accounting during the three months ended June 30, 2023 as a result of higher interest and capitalization rates, (ii) a decrease in realized gains on investments not supporting asset-liability matching strategies, and (iii) a decrease in realized gains on funds withheld at interest receivable portfolio.

Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) a smaller relative gain on market risk benefits due to a smaller relative increase in interest rates in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (ii) an increase in net flows from both individual and institutional market channel sales, (iii) higher funding costs on new business, and (iv) higher initial reserves assumed related to an increase in new reinsurance transactions with life contingencies in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and the timing of retrocessions to third party reinsurers, and (v) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns. (As discussed above under "Revenues–Net investment-related gains (losses)–Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).
Offsetting these increases was a decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns as compared to the three months ended June 30, 2022.
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to growth in Global Atlantic's individual market and institutional market channels, offset by the impact of amortizing negative VOBA and cost of reinsurance assets.
Interest expense
Interest expense increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's revolving facility and fixed-to-floating swaps on its fixed rate debt) due to higher market rates.
Insurance expenses
Insurance expenses increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to increased commission expenses and reinsurance transaction expense allowance.
General, administrative and other
General, administrative and other expenses increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) increased employee compensation and benefits related expenses, and (ii) increased technology-related costs.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
For the three months ended June 30, 2023, income tax was an expense of $325.0 million compared to an income tax benefit of $102.5 million in the prior period. The income tax expense was primarily due to asset management net operating income in the current period as compared to a net operating loss in the prior period driven by capital allocation-based losses. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" in our financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2023 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds, and (iii) interests that third party investors hold in Global Atlantic. The net income attributable to noncontrolling interests for the three months ended June 30, 2023 was primarily due to net gains from investment activities primarily at certain of our consolidated investment funds, partially offset by a net loss in the current period allocable to interests that third-party investors hold in Global Atlantic.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the three months ended June 30, 2023 was positive in the current period as compared to a net loss in the prior period primarily due to capital allocation-based income and net gains from investment activities in the current period as compared to capital allocation-based losses and net losses from investment activities in the prior period, as described above.

Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the six months ended June 30, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$1,431,463	$1,395,775	$35,688
Capital Allocation-Based Income (Loss)	1,145,915	(1,869,217)	3,015,132
	2,577,378	(473,442)	3,050,820
Insurance
Net Premiums	1,100,053	146,642	953,411
Policy Fees	629,184	632,812	(3,628)
Net Investment Income	2,611,752	1,744,494	867,258
Net Investment-Related Gains (Losses)	(241,383)	(795,006)	553,623
Other Income	77,016	67,256	9,760
	4,176,622	1,796,198	2,380,424
Total Revenues	6,754,000	1,322,756	5,431,244

Expenses
Asset Management
Compensation and Benefits	1,232,784	534,548	698,236
Occupancy and Related Charges	45,742	37,010	8,732
General, Administrative and Other	503,275	488,497	14,778
	1,781,801	1,060,055	721,746
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $71,024 and $(393,908), respectively)	3,263,068	256,999	3,006,069
Amortization of Policy Acquisition Costs	44,381	(11,832)	56,213
Interest Expense	80,093	32,189	47,904
Insurance Expenses	397,439	246,141	151,298
General, Administrative and Other	415,783	338,875	76,908
	4,200,764	862,372	3,338,392
Total Expenses	5,982,565	1,922,427	4,060,138

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	410,676	(971,208)	1,381,884
Dividend Income	395,106	809,705	(414,599)
Interest Income	1,578,677	744,105	834,572
Interest Expense	(1,296,446)	(610,485)	(685,961)
Total Investment Income (Loss)	1,088,013	(27,883)	1,115,896

Income (Loss) Before Taxes	1,859,448	(627,554)	2,487,002

Income Tax Expense (Benefit)	473,702	(65,860)	539,562

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Net Income (Loss)	1,385,746	(561,694)	1,947,440
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(9,043)	(55)	(8,988)
Net Income (Loss) Attributable to Noncontrolling Interests	193,083	148,272	44,811
Net Income (Loss) Attributable to KKR & Co. Inc.	1,201,706	(709,911)	1,911,617

Series C Mandatory Convertible Preferred Stock Dividends	34,499	34,500	(1)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,167,207	$(744,411)	$1,911,618

Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management
Revenues
For the six months ended June 30, 2023 and 2022, revenues consisted of the following:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Management Fees	$899,902	$816,275	$83,627
Fee Credits	(107,143)	(251,319)	144,176
Transaction Fees	479,255	644,827	(165,572)
Monitoring Fees	64,649	69,922	(5,273)
Incentive Fees	18,571	14,198	4,373
Expense Reimbursements	32,384	66,879	(34,495)
Consulting Fees	43,845	34,993	8,852
Total Fees and Other	1,431,463	1,395,775	35,688

Carried Interest	883,685	(1,521,997)	2,405,682
General Partner Capital Interest	262,230	(347,220)	609,450
Total Capital Allocation-Based Income (Loss)	1,145,915	(1,869,217)	3,015,132

Total Revenues - Asset Management	$2,577,378	$(473,442)	$3,050,820
Fees and Other
Total Fees and Other for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 primarily as a result of an increase in management fees and a decrease in fee credits, which were partially offset by a lower level of transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Asia Pacific Infrastructure Investors II, Next Generation Technology Growth Fund III and Ascendant Fund, and (ii) management fees earned on assets managed by KJRM. The increase was partially offset by (i) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (ii) a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base, which is capital invested. There were no management fees that were retroactive to the start of the fund's investment period for the six months ended June 30, 2023 for North America Fund XIII.
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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the six months ended June 30, 2023 was positive primarily due to the net appreciation of the underlying investments in many of our carry-earning investment funds, most notably Americas Fund XII, Asian Fund III, and Global Infrastructure Investors III. Capital Allocation-Based Income (Loss) for the six months ended June 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our carry earning investment funds, most notably Americas Fund XII, Asian Fund II and Asian Fund III.
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
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2023
The net gains from investment activities for the six months ended June 30, 2023 were comprised of net realized losses of $(289.9) million and net unrealized gains of $700.6 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2023, net realized losses related primarily to (i) the realized losses of Envision Healthcare Corporation, (ii) realized losses on our alternative credit investments, Hilding Anders International AB and Chembulk Group (transportation sector), and (iii) realized losses from the sales of various revolving credit facilities. Partially offsetting these realized losses were realized gains primarily relating to the sale of our investment in KnowBe4, Inc. (NASDAQ: KNBE) and Flutter Entertainment PLC (LON: FLTR).
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2023, net unrealized gains were driven primarily by mark-to-market gains primarily relating to (i) BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) Exact Holding B.V. held in one of our consolidated core private equity funds, (iii) the reversal of previously recognized unrealized losses relating to the realization activity described above, and (iv) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) GenesisCare Pty Ltd. and PetVet Care Centers, LLC, which are held in one of our consolidated core private equity funds and (ii) debt obligations of our consolidated CLOs.
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
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held in our consolidated credit funds, (ii) OutSystems Holdings S.A. (technology sector) and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) certain investments held in our consolidated energy funds, (ii) Viridor Limited (Infrastructure: energy and energy transition sector), and (iii) Clarify Health Solutions Inc. (healthcare sector).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results". For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the six months ended June 30, 2023, the most significant dividends received included (i) $114.9 million from certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) $60.6 million from our consolidated opportunistic real estate equity funds, and (iii) $47.8 million from Atlantic Aviation FBO Inc., which is held in one of our consolidated core private equity funds. During the six months ended June 30, 2022, the most significant dividends received included (i) $370.8 million from investments held in our consolidated real estate core plus and real estate opportunistic equity funds and (ii) $86.6 million from our investment in Exact Holding B.V. held in our consolidated core private equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to June 30, 2022, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) impact of closing CLOs that are consolidated subsequent to June 30, 2022, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after June 30, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."

Expenses - Asset Management
Compensation and Benefits Expenses
The increase in compensation and benefits expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to accrued carried interest compensation in the current period compared to the reversal of previously recognized carried interest compensation in the prior period. Partially offsetting the increase is a lower level of accrued discretionary cash compensation resulting from a lower level of asset management segment revenues in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a higher level of information technology and other administrative costs in connection with the overall growth of the firm as well as a higher level of expenses from our consolidated investment funds and CLOs due to the impact of consolidating certain new funds and CLOs subsequent to June 30, 2022. The increase was partially offset by a lower level of expenses reimbursable by our unconsolidated investment funds and a lower level of broken-deal expenses.
The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued and the number of investment funds currently in their investment period.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly. Similarly, our General, Administrative and Other expenses are expected to increase as a result of increased levels of professional and other fees incurred as part of due diligence related to strategic acquisitions and new product development.
Consolidated Results of Operations (GAAP Basis- Unaudited) - Insurance
Revenues
For the six months ended June 30, 2023 and 2022, revenues consisted of the following:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Net Premiums	$1,100,053	$146,642	$953,411
Policy Fees	629,184	632,812	(3,628)
Net Investment Income	2,611,752	1,744,494	867,258
Net Investment-Related Gains (Losses)	(241,383)	(795,006)	553,623
Other Income	77,016	67,256	9,760
Total Insurance Revenues	$4,176,622	$1,796,198	$2,380,424
Net Premiums
Net premiums increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to higher initial premiums related to a larger number of reinsurance transactions with life contingencies assumed during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was partially offset by higher retrocessions to third party reinsurers during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Net investment income
Net investment income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets during 2022.

Net investment-related gains (losses)
The components of net investment-related gains (losses) were as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$(397,393)	$2,544,135	$(2,941,528)
Equity futures contracts	(89,208)	162,185	(251,393)
Foreign currency forwards	14,655	27,912	(13,257)
Credit risk contracts	(137)	335	(472)
Equity index options	314,489	(728,225)	1,042,714
Interest rate contracts	(95,769)	(223,901)	128,132
Funds withheld receivable embedded derivatives	(16,618)	(67,341)	50,723
Other	—	—	—
Net gains on derivative instruments	(269,981)	1,715,100	(1,985,081)
Net other investment gains (losses)	28,598	(2,510,106)	2,538,704
Net investment-related gains (losses)	$(241,383)	$(795,006)	$553,623
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the six months ended June 30, 2023 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio increased in value in the six months ended June 30, 2023, primarily due to a small relative decrease in market interest rates as compared to a decrease in value in the six months ended June 30, 2022, due to a comparatively larger increase in market interest rates.
The decrease in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in our variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the six months ended June 30, 2023, as compared to a decrease during the six months ended June 30, 2022, resulting in respectively, a loss, and a gain, on equity futures contracts in the respective periods.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which increased during the six months ended June 30, 2023, as compared to a decrease during the six months ended June 30, 2022.
The increase in the fair value of interest rate contracts was driven by a small net decrease in otherwise volatile market interest rates over the course of the six months ended June 30, 2023 as compared to an increase in market interest rates during the six months ended June 30, 2022, resulting in a loss on interest rate contracts in both periods, respectively.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to a small narrowing of credit spreads during the six months ended June 30, 2023 as compared to a widening of credit spreads during the six months ended June 30, 2022.

Net other investment gains (losses)
The components of net other investment losses were as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Realized gains on investments not supporting asset-liability matching strategies	$2,103	$59,564	$(57,461)
Realized losses on available-for-sale fixed maturity debt securities	(52,039)	(530,723)	478,684
Credit loss allowances	(170,037)	(58,805)	(111,232)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	(26,741)	—	(26,741)
Unrealized losses on fixed maturity securities classified as trading	309,663	(2,028,124)	2,337,787
Unrealized gains on investments accounted under a fair-value option	(59,213)	(40,928)	(18,285)
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	19,821	123,088	(103,267)
Realized gains (losses) on funds withheld at interest, payable portfolio	7,612	2,340	5,272
Realized gains (losses) on funds withheld at interest, receivable portfolio	5,713	3,438	2,275
Other	(8,284)	(39,956)	31,672
Net investment-related gains (losses)	$28,598	$(2,510,106)	$2,538,704
The increase in net other investment gains for the six months ended June 30, 2023 as compared to net other investment losses for the six months ended June 30, 2022, were primarily due to (i) an increase in unrealized gains on fixed maturity securities classified as trading which was primarily due to a decrease in interest rates during the six months ended June 30, 2023 as compared to an increase in interest rates during the six months ended June 30, 2022, and (ii) a decrease in realized losses on available-for-sale fixed maturity debt securities which was primarily due to a decrease in portfolio rotation activity.
Offsetting these gains were (i) a decrease in unrealized gains on real estate investments at fair-value under investment company accounting due to higher interest and capitalization rates during the six months ended June 30, 2023, (ii) an increase in credit loss allowances on fixed maturity securities and mortgage and other loan receivables in the six months ended June 30, 2023, which was primarily due to an increase in the overall credit risk of Global Atlantic's loan portfolio, and (iii) a decrease in realized gains on investments not supporting asset-liability matching strategies.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to (i) a loss on market risk benefits due to a decrease in interest rates in the six months ended June 30, 2023, as compared to a gain on market risk benefits during the six months ended June 30, 2022 due to an increase in rates, (ii) an increase in net flows from both individual and institutional market channel sales, (iii) higher funding costs on new business, (iv) higher initial reserves assumed related to an increase in new reinsurance transactions with life contingencies in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and (v) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns. (As discussed above under "Revenues–Net investment-related gains (losses)–Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).
Offsetting these increases was an decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns.

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to growth in Global Atlantic's individual market and institutional market channels.
Interest expense
Interest expense increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's revolving facility and fixed-to-floating swaps on its fixed rate debt) due to higher market rates.
Insurance expenses
Insurance expenses increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to increased commission expenses and reinsurance transaction expense allowances.
General, administrative and other
General, administrative and other expenses increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to increased employee compensation and benefits related expenses.
Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
For the six months ended June 30, 2023, income tax was an expense of $473.7 million compared to an income tax benefit of $65.9 million in the prior period. The income tax expense was primarily due to asset management net operating income in the current period as compared to a net operating loss in the prior period driven by capital allocation-based losses. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2023 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds, and (iii) interests that third-party investors hold in Global Atlantic. The net income attributable to noncontrolling interests for the six months ended June 30, 2023 was primarily due to net gains from investment activities primarily at certain of our consolidated investment funds, partially offset by a net loss in the current period allocable to interests that third-party investors hold in Global Atlantic.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the six months ended June 30, 2023 was positive in the current period as compared to a net loss in the prior period primarily due to capital allocation-based income and net gains from investment activities in the current period as compared to capital allocation-based losses and net losses from investment activities in the prior period, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of June 30, 2023 and December 31, 2022.

(Amounts in thousands, except per share amounts)
	As of	As of
	June 30, 2023	December 31, 2022

Assets
Asset Management
Cash and Cash Equivalents	$5,885,308	$6,705,325
Investments	101,878,868	92,375,463
Other Assets	6,703,972	7,114,360
	114,468,148	106,195,148
Insurance
Cash and Cash Equivalents	4,421,172	6,118,231
Investments	129,599,964	124,199,176
Other Assets	39,205,515	38,834,081
	173,226,651	169,151,488
Total Assets	$287,694,799	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$43,693,384	$40,598,613
Other Liabilities	7,176,042	6,937,832
	50,869,426	47,536,445
Insurance
Debt Obligations	2,356,162	2,128,166
Other Liabilities	173,874,777	170,311,335
	176,230,939	172,439,501
Total Liabilities	$227,100,365	$219,975,946

Redeemable Noncontrolling Interests	183,413	152,065

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Stockholders' Equity - Common Stock	18,865,775	17,691,975
Noncontrolling Interests	40,429,454	36,410,858
Total Equity	60,411,021	55,218,625
Total Liabilities and Equity	$287,694,799	$275,346,636

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$21.99	$20.55
KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $21.99 as of June 30, 2023, up from $20.55 as of December 31, 2022. The increase was primarily due to (i) unrealized gains on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income and (ii) net income attributable to KKR & Co. Inc. common stockholders, partially offset by repurchases of our common stock and dividends to common stockholders during the first six months of 2023.

Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the six months ended June 30, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $(4.6) billion and $(3.1) billion during the six months ended June 30, 2023 and 2022, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(7.7) billion and $(5.2) billion during the six months ended June 30, 2023 and 2022, respectively, (ii) net realized gains (losses) on asset management investments of $(0.3) billion and $0.8 billion during the six months ended June 30, 2023 and 2022, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $0.7 billion and $(1.8) billion during the six months ended June 30, 2023 and 2022, respectively, (iv) capital allocation-based income (loss) of $1.1 billion and $(1.9) billion during the six months ended June 30, 2023 and 2022, respectively, (v) net realized gains (losses) on insurance operations of $(1.5) billion and $0.4 billion during the six months ended June 30, 2023 and 2022, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $1.3 billion and $0.8 billion during the six months ended June 30, 2023 and 2022, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(3.6) billion and $(7.1) billion during the six months ended June 30, 2023 and 2022, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(3.6) billion and $(5.3) billion during the six months ended June 30, 2023 and 2022, respectively, (ii) the purchase of fixed assets of $(61.8) million and $(34.2) million during the six months ended June 30, 2023 and 2022, respectively, and (iii) the acquisition of KJRM, net of cash acquired of $(1.7) billion during the six months ended June 30, 2022.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $5.5 billion and $12.3 billion during the six months ended June 30, 2023 and 2022, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $3.7 billion and $3.7 billion during the six months ended June 30, 2023 and 2022, respectively, (ii) proceeds received, net of repayment of debt obligations, of $2.9 billion and $3.2 billion during the six months ended June 30, 2023 and 2022, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds of $(0.6) billion and $5.5 billion during the six months ended June 30, 2023 and 2022, respectively, (iv) common stock dividends of $(275.7) million and $(177.6) million during the six months ended June 30, 2023 and 2022, respectively, (v) repurchases of common stock of $(272.3) million and $(346.7) million during the six months ended June 30, 2023 and 2022, respectively, and (vi) Series C Mandatory Convertible Preferred Stock dividends of $(34.5) million during each of the six months ended June 30, 2023 and 2022.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three and six months ended June 30, 2023 and 2022. You should read this discussion in conjunction with the information included under "—Key Segment and Non- GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "— Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Management Fees	$748,888	$654,927	$93,961
Transaction and Monitoring Fees, Net	190,228	107,301	82,927
Fee Related Performance Revenues	28,352	9,999	18,353
Fee Related Compensation	(217,684)	(173,748)	(43,936)
Other Operating Expenses	(147,475)	(137,244)	(10,231)
Fee Related Earnings	602,309	461,235	141,074
Realized Performance Income	149,334	730,858	(581,524)
Realized Performance Income Compensation	(97,085)	(474,428)	377,343
Realized Investment Income	114,675	276,888	(162,213)
Realized Investment Income Compensation	(17,183)	(41,533)	24,350
Asset Management Segment Operating Earnings	$752,050	$953,020	$(200,970)
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$320,081	$299,099	$20,982
Real Assets	201,590	161,707	39,883
Credit and Liquid Strategies	227,217	194,121	33,096
Total Management Fees	$748,888	$654,927	$93,961
The increase in Private Equity management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at Ascendant Fund, Next Generation Technology Growth Fund III, and Global Impact Fund II. The increase was partially offset by a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base, which is capital invested. During the second quarter of 2023, approximately $11.7 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Real Asset management fees was primarily attributable to (i) management fees earned from Asia Pacific Infrastructure Investors II, which entered its investment period in the third quarter of 2022 resulting in management fees now being earned on this capital, (ii) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by KKR's Asset Management segment, and (iii) a higher level of management fees earned from Diversified Core Infrastructure Fund resulting from new capital raised. The increase was partially offset by a decrease in management fees earned from Asia Pacific Infrastructure Investors as a result of entering its post-investment period in the third quarter of 2022, and now earns fees based on capital invested rather than capital committed. During the second quarter of 2023, approximately $0.5 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in Global Atlantic's assets being managed by KKR's Asset Management segment and (ii) a higher level of management fees earned from our hedge fund partnership, Marshall Wace. The increase was partially offset by a lower level of management fees from certain SIG funds primarily due to (i) the sale of investments that resulted in a decrease in its fee base, which is capital invested and (ii) certain SIG funds, which no longer pay management fees as a result of us agreeing to waive the management fee.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$33,142	$16,809	$16,333
Real Assets	5,179	1,569	3,610
Credit and Liquid Strategies	1,493	4,322	(2,829)
Capital Markets	150,414	84,601	65,813
Total Transaction and Monitoring Fees, Net	$190,228	$107,301	$82,927
Our Private Equity, Real Assets, and Credit and Liquid Strategies business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are generally required to share all or a portion of such fees with our fund investors. In most funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that fund, which results in a decrease of our monitoring and transaction fees. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. Our Capital Markets business line earns transaction fees, which are not shared with fund investors.
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line. The increase in capital markets transaction fees was primarily due to an increase in the number of equity capital markets transactions for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Overall, we completed 60 capital markets transactions for the three months ended June 30, 2023, of which 14 represented equity offerings and 46 represented debt offerings, as compared to 60 transactions for the three months ended June 30, 2022, of which 5 represented equity offerings and 55 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the three months ended June 30, 2023, approximately 16% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 25% for the three months ended June 30, 2022. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2023 and 2022, approximately 47% of our transaction fees were generated outside of North America. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	9,055	1,108	7,947
Credit and Liquid Strategies	19,297	8,891	10,406
Total Fee Related Performance Revenues	$28,352	$9,999	$18,353
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from FS KKR Capital Corp. (NYSE: FSK) (our business development company), KKR Property Partners Americas ("KPPA") (our open-ended core plus real estate fund), KKR Real Estate Select Trust ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), and KJRM. Fee related performance revenues were higher for the three months ended June 30, 2023 compared to the prior period primarily due to (i) a higher level of performance revenues earned from FS KKR Capital Corp. compared to the prior period and (ii) performance revenues earned from KJRM in the current period.
Fee Related Compensation
The increase in fee related compensation for the three months ended June 30, 2023 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.
Other Operating Expenses
The increase in other operating expenses for the three months ended June 30, 2023 compared to the prior period was primarily due to a higher level of information technology, occupancy and other administrative costs in connection with the overall growth of the firm.
Fee Related Earnings
The increase in fee related earnings for the three months ended June 30, 2023 compared to the prior period was primarily due to a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and a higher level of transaction fees earned in our Capital Markets business line, partially offset by a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$146,232	$634,146	$(487,914)
Real Assets	—	85,310	(85,310)
Credit and Liquid Strategies	3,102	11,402	(8,300)
Total Realized Performance Income	$149,334	$730,858	$(581,524)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Private Equity
Americas Fund XII	$92,906	$39,261	$53,645
North America Fund XI	23,486	443,170	(419,684)
Asian Fund III	23,002	51,397	(28,395)
Co-Investment Vehicles and Other	6,838	35,656	(28,818)
2006 Fund	—	47,117	(47,117)
European Fund IV	—	17,545	(17,545)
Total Realized Carried Interest (1)	146,232	634,146	(487,914)

Incentive Fees	—	—	—
Total Realized Performance Income	$146,232	$634,146	$(487,914)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$—	$85,310	$(85,310)
Total Realized Carried Interest (1)	—	85,310	(85,310)

Incentive Fees	—	—	—
Total Realized Performance Income	$—	$85,310	$(85,310)

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Vehicles	$—	$4,153	$(4,153)
Total Realized Carried Interest (1)	—	4,153	(4,153)

Incentive Fees	3,102	7,249	(4,147)
Total Realized Performance Income	$3,102	$11,402	$(8,300)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the three months ended June 30, 2023 consisted primarily of realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) held by Americas Fund XII, Endeavor Group Holdings, Inc. (NASDAQ: EDR) held by North America Fund XI, and Kokusai Electric Corporation (manufacturing sector) held by Asian Fund III. Realized carried interest in our Private Equity business line for the three months ended June 30, 2022 consisted primarily of realized proceeds from the sale of our investment in Internet Brands, Inc. held by our North America Fund XI.
During the three months ended June 30, 2023, there was no realized carried interest earned in our Real Assets business line. Realized carried interest in our Real Assets business line for the three months ended June 30, 2022, consisted primarily of realized proceeds from dividends received and sales of various investments in our real estate funds.

During the three months ended June 30, 2023, there was no realized carried interest earned in our Credit and Liquid Strategies business line. Realized carried interest in our Credit and Liquid Strategies for the three months ended June 30, 2022, consisted primarily of realized proceeds from the sale of various investments at certain alternative credit funds that are eligible to pay realized carried interest.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager. During the three months ended June 30, 2023 and 2022, there were no incentive fees earned in our Private Equity and Real Asset business lines. Incentive fees in our Credit and Liquid Strategies business line decreased for the three months ended June 30, 2023 compared to the prior period primarily as a result of a lower level of performance fees earned from a UK investment fund manager.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the three months ended June 30, 2023 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$15,342	$196,408	$(181,066)
Interest Income and Dividends, Net	99,333	80,480	18,853
Total Realized Investment Income	$114,675	$276,888	$(162,213)
The decrease in realized investment income is primarily due to a lower level of net realized gains, partially offset by a higher level of interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended June 30, 2023, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, Pembina Gas Infrastructure Inc. (Infrastructure: midstream sector), and Kokusai Electric Corporation. Partially offsetting these realized gains were realized losses on our private equity investment, Envision Healthcare Corporation, alternative credit investment Hilding Anders International AB, and from sales of various revolving credit facilities.
For the three months ended June 30, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., Internet Brands, Inc. and Max Healthcare Institute Limited (NSE: MAXHEALTH). Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from the sale of revolving credit facilities and various alternative credit strategy investments.
For the three months ended June 30, 2023, interest income and dividends, net were comprised of (i) $88.0 million of interest income, primarily from our investments in CLOs and, to a lesser extent, our credit investments and cash balances, and (ii) $11.3 million of dividend distributions primarily from our Americas real estate credit and equity investments, as well as dividend distributions from our investments in Atlantic Aviation FBO Inc. and Seiyu Group (consumer products sector).
For the three months ended June 30, 2022, interest income and dividends, net were comprised of (i) $46.5 million of interest income, primarily from our investments in CLOs, and (ii) $34.0 million of dividend income primarily from our Americas real estate credit and equity investments, as well as a dividend distribution from our investment in Inkling Holdings LLC. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
Realized investment income (loss) includes the net income (loss) from KKR Capstone. For the three months ended June 30, 2023, total fees attributable to KKR Capstone were $24.0 million and total expenses attributable to KKR Capstone were $19.8 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures."

Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended June 30, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of June 30, 2023 and March 31, 2023:

	As of
	June 30, 2023	March 31, 2023	Change
	($ in millions)
Assets Under Management	$518,523	$510,069	$8,454
Fee Paying Assets Under Management	$419,994	$415,871	$4,123
Uncalled Commitments	$100,154	$106,266	$(6,112)
The following table presents one of our key capital metrics for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in millions)
Capital Invested	$9,590	$18,651	$(9,061)
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from March 31, 2023 to June 30, 2023:

($ in millions)
March 31, 2023	$165,762
New Capital Raised	1,992
Distributions and Other	(1,793)
Change in Value	4,178
June 30, 2023	$170,139
AUM of our Private Equity business line was $170.1 billion at June 30, 2023, an increase of $4.3 billion, compared to $165.8 billion at March 31, 2023.
The increase was primarily attributable to (i) an appreciation in investment value from Americas Fund XII, Asian Fund III, and our core private equity strategy and (ii) new capital raised from Ascendant Fund and private equity vehicles customized for private wealth investors. Partially offsetting the increase was distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII, Asian Fund III, and North America Fund XI.
For the three months ended June 30, 2023, the value of our traditional private equity investment portfolio increased 5%. This was comprised of a 17% increase in share prices of various publicly held investments and a 4% increase in value of our privately held investments. For the three months ended June 30, 2023, the value of our growth equity investment portfolio increased 5% and our core private equity investment portfolio increased 2%.
The most significant increases in the value of our publicly held investments were increases in AppLovin Corporation, J.B. Chemicals and Pharmaceuticals Limited (NYSE: JBCP), and BrightView Holdings, Inc. (NYSE: BV). These increases were partially offset by decreases in the value of certain publicly held investments, the most significant of which was ZJLD Group Inc. (HKG: 6979) and PropertyGuru Group Limited (NYSE: PGRU). The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.

The most significant increases in the value of our privately held investments were increases in Kokusai Electric Corporation, Cloudera, Inc. (technology sector), and Exact Holding B.V. These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Global Medical Response, Inc. (health care sector), and Accell Group N.V. (consumer products sector). The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to Kokusai Electric Corporation, an increase in valuation related to a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to an unfavorable business outlook. See "—Business Environment" for more information about the factors, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from March 31, 2023 to June 30, 2023:

($ in millions)
March 31, 2023	$120,806
New Capital Raised	2,812
Distributions and Other	(1,539)
Redemptions	(79)
Change in Value	(384)
June 30, 2023	$121,616
AUM of our Real Assets business line was $121.6 billion at June 30, 2023, an increase of $0.8 billion, compared to $120.8 billion at March 31, 2023.
The increase was primarily attributable to new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, Diversified Core Infrastructure Fund, and infrastructure vehicles customized for private wealth investors. Partially offsetting the increase was (i) payments to Global Atlantic policyholders and (ii) distributions to its investors as a result of realized proceeds, most notably distributions from Global Infrastructure Investors III.
For the three months ended June 30, 2023, the value of our infrastructure investment portfolio increased 2%, the value of our opportunistic real estate equity investment portfolio remained flat, and the value of our energy investment portfolio decreased by 2%.
The most significant increases in value across our Real Assets portfolio were in CyrusOne Inc. (Infrastructure: asset leasing sector), Colonial Enterprises, Inc. (Infrastructure: midstream sector), and Refresco Group B.V. (manufacturing sector). These increases in value were partially offset by decreases in value relating primarily to various assets held in our real estate equity portfolio, ONNET Fibra Colombia S.A.S. (Infrastructure: telecommunications sector), and Crescent Energy Company. The increased valuations of individual companies or assets in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in capitalization rates and/or discount rates, which impacted our real estate equity portfolio. The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from March 31, 2023 to June 30, 2023:

($ in millions)
March 31, 2023	$223,501
New Capital Raised	7,979
Distributions and Other	(4,682)
Redemptions	(1,200)
Change in Value	1,170
June 30, 2023	$226,768
AUM of our Credit and Liquid Strategies business line was $226.8 billion at June 30, 2023, an increase of $3.3 billion compared to $223.5 billion at March 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, an open-ended asset based financing fund, the issuance of a European CLO, and our hedge fund partnership, Marshall Wace, and to a lesser extent (ii) appreciation in investment value across our leveraged credit and alternative credit investment funds and on assets managed by our hedge fund partnership, Marshall Wace. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, and (iii) distributions and redemptions to its investors at certain leveraged credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations and "—Credit and Liquid Strategies" for investment performance information for our leveraged and alternative credit strategies.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from March 31, 2023 to June 30, 2023:

($ in millions)
March 31, 2023	$102,323
New Capital Raised	3,145
Distributions and Other	(1,882)
Change in Value	144
June 30, 2023	$103,730
FPAUM of our Private Equity business line was $103.7 billion at June 30, 2023, an increase of $1.4 billion compared to $102.3 billion at March 31, 2023.
The increase was primarily attributable to new capital raised from our core private equity strategy portfolio, Ascendant Fund, and private equity vehicles customized for private wealth investors. Partially offsetting the increase was (i) a reduction in FPAUM for the write-off of Envision Healthcare Corporation and (ii) distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII.
Uncalled commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $17.4 billion at June 30, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from March 31, 2023 to June 30, 2023:

($ in millions)
March 31, 2023	$105,727
New Capital Raised	3,139
Distributions and Other	(1,723)
Redemptions	(79)
Net Changes in Fee Base of Certain Funds	(375)
Change in Value	(571)
June 30, 2023	$106,118
FPAUM of our Real Assets business line was $106.1 billion at June 30, 2023, an increase of $0.4 billion, compared to $105.7 billion at March 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and infrastructure vehicles customized for private wealth investors and (ii) Asia Real Estate Partners II entering its investment period, resulting in management fees now being earned on this capital. Partially offsetting this increase were (i) payments to Global Atlantic policyholders, and (ii) a change in fee base for Asia Real Estate Partners as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital.
Uncalled commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $8.7 billion at June 30, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from March 31, 2023 to June 30, 2023:

($ in millions)
March 31, 2023	$207,821
New Capital Raised	7,160
Distributions and Other	(4,621)
Redemptions	(1,200)
Change in Value	986
June 30, 2023	$210,146
FPAUM of our Credit and Liquid Strategies business line was $210.1 billion at June 30, 2023, an increase of $2.3 billion, compared to $207.8 billion at March 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, an open-ended asset based financing fund, the issuance of a European CLO, and our hedge fund partnership, Marshall Wace, and to a lesser extent (ii) appreciation in investment value across our leveraged credit and alternative credit investment funds and on assets managed by Marshall Wace. Partially offsetting this increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnership, Marshall Wace, and (iii) distributions and redemptions to its investors at certain leveraged credit funds.

Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $11.5 billion at June 30, 2023. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2023, our Private Equity business line had $61.2 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $64.1 billion as of March 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of June 30, 2023, our Real Assets business line had $23.8 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $27.7 billion as of March 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of June 30, 2023, our Credit and Liquid Strategies business line had $15.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $14.5 billion as of March 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended June 30, 2023, our Private Equity business line had $3.2 billion of capital invested as compared to $5.7 billion for the three months ended June 30, 2022. The decrease was driven primarily by a $4.1 billion decrease in capital invested in our traditional private equity strategy, partially offset by a $1.8 billion increase in capital invested in our core private equity strategy. During the three months ended June 30, 2023, 62% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in Europe, 35% was in North America, and 3% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended June 30, 2023, our Real Assets business line had $3.3 billion of capital invested as compared to $8.1 billion for the three months ended June 30, 2022. The decrease was driven primarily by a $3.5 billion decrease in capital invested in our real estate strategy and a $1.3 billion decrease in our infrastructure strategy. During the three months ended June 30, 2023, 52% of capital deployed in real assets was in transactions in North America, 25% was in Europe, and 23% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Credit and Liquid Strategies
For the three months ended June 30, 2023, our Credit and Liquid Strategies business line had $3.1 billion of capital invested as compared to $4.9 billion for the three months ended June 30, 2022. The decrease was primarily due to a lower level of capital deployed across our various private credit and direct lending strategies. During the three months ended June 30, 2023, 81% of capital deployed was in transactions in North America, 12% was in Europe, and 7% was in the Asia-Pacific region.
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
The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Net Investment Income	$1,283,794	$964,396	$319,398
Net Cost of Insurance	(811,677)	(504,712)	(306,965)
General, Administrative and Other	(203,285)	(165,911)	(37,374)
Pre-tax Operating Earnings	268,832	293,773	(24,941)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(98,608)	(113,158)	14,550
Insurance Segment Operating Earnings	$170,224	$180,615	$(10,391)
Insurance segment operating earnings
Insurance segment operating earnings decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to lower variable investment income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Net investment income
Net investment income increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, (ii) increases in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to a decrease in net realized gains from the sale of investments not related to asset/liability matching strategies.
Net cost of insurance
Net cost of insurance increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher funding costs on new business originated.
General, administrative and other expenses
General and administrative expenses increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to (i) an increase in interest expense on floating rate debt (i.e., Global Atlantic's revolving facility and fixed-to-floating swaps on its fixed rate debt) due to higher market rates and higher total debt notional outstanding, (ii) increased employee compensation and benefits-related expenses, and (iii) increased technology-related costs.

Net income attributable to non-controlling interests
Net income attributable to non-controlling interests decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 in proportion to the decrease in insurance segment operating earnings for the comparable period. Net income attributable to non-controlling interests represents the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$752,050	$953,020	$(200,970)
Insurance Segment Operating Earnings	170,224	180,615	(10,391)
Distributable Operating Earnings	922,274	1,133,635	(211,361)

Interest Expense	(92,010)	(76,619)	(15,391)
Net Income Attributable to Noncontrolling Interests	(6,118)	(4,535)	(1,583)
Income Taxes on Operating Earnings	(171,542)	(201,265)	29,723
After-tax Distributable Earnings	$652,604	$851,216	$(198,612)

Distributable Operating Earnings
The decrease in distributable operating earnings for the three months ended June 30, 2023 compared to the prior period is primarily due to a lower level of asset management segment operating earnings and insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the three months ended June 30, 2023 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense, partially offset by a decrease in income taxes on operating earnings.
Interest Expense
The increase in interest expense for the three months ended June 30, 2023 compared to the prior period was primarily due to issuances of debt securities by KKR's financing subsidiaries.
Income Taxes on Operating Earnings
The decrease in income taxes on operating earnings for the three months ended June 30, 2023 compared to the prior period was primarily due to a lower level of asset management segment operating earnings.
For the three months ended June 30, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes on operating earnings was $10.5 million and $15.9 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2%, for both the three months ended June 30, 2023 and 2022.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics as of and for the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Management Fees	$1,487,044	$1,279,855	$207,189
Transaction and Monitoring Fees, Net	332,407	413,339	(80,932)
Fee Related Performance Revenues	50,093	22,050	28,043
Fee Related Compensation	(420,778)	(385,968)	(34,810)
Other Operating Expenses	(297,879)	(263,119)	(34,760)
Fee Related Earnings	1,150,887	1,066,157	84,730
Realized Performance Income	324,732	1,340,065	(1,015,333)
Realized Performance Income Compensation	(211,094)	(858,063)	646,969
Realized Investment Income	312,769	626,242	(313,473)
Realized Investment Income Compensation	(46,897)	(93,936)	47,039
Asset Management Segment Operating Earnings	$1,530,397	$2,080,465	$(550,068)
Management Fees
The following table presents management fees by business line:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$636,422	$581,283	$55,139
Real Assets	394,955	315,520	79,435
Credit and Liquid Strategies	455,667	383,052	72,615
Total Management Fees	$1,487,044	$1,279,855	$207,189
The increase in Private Equity management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at European Fund VI, Next Generation Technology Growth Fund III, and Ascendant Fund. The increase was partially offset by (i) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (ii) a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base, which is capital invested. There were no management fees that were retroactive to the start of the fund's investment period for the six months ended June 30, 2023 for North America Fund XIII. During the six months ended June 30, 2023, approximately $20.7 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Real Asset management fees was primarily attributable to (i) management fees earned from Asia Pacific Infrastructure Investors II, which entered its investment period in the third quarter of 2022 resulting in management fees now being earned on this capital, (ii) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by KKR's Asset Management segment and (iii) management fees earned on assets managed by KJRM, which we acquired in the second quarter of 2022. The increase was partially offset by (i) a lower level of management fees from Asia Pacific Infrastructure as a result of entering its post-investment period in the third quarter of 2022 and, consequently, we now earn fees based on capital invested rather than capital committed. During the six months ended June 30, 2023, approximately $0.5 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in Global Atlantic's assets being managed by KKR's Asset Management segment and (ii) a higher level of management fees earned from our hedge fund partnership, Marshall Wace. The increase was partially offset by a lower level of management fees from certain SIG funds primarily due to (i) the sale of investments that resulted in a decrease in its fee base, which is capital invested and (ii) certain SIG funds, which no longer pay management fees as a result of us agreeing to waive the management fee.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$67,416	$49,865	$17,551
Real Assets	10,913	9,199	1,714
Credit and Liquid Strategies	1,777	14,418	(12,641)
Capital Markets	252,301	339,857	(87,556)
Total Transaction and Monitoring Fees, Net	$332,407	$413,339	$(80,932)
Our Private Equity, Real Assets and Credit and Liquid Strategies business lines separately earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are generally required to share all or a portion of such fees with our fund investors. In most funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that fund, which results in a decrease of our monitoring and transaction fees. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. Our Capital Markets business line earns transaction fees, which are not shared with fund investors.
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 reflecting reduced levels of issuance activity across the global equity and leveraged loan markets. Overall, we completed 102 capital markets transactions for the six months ended June 30, 2023, of which 23 represented equity offerings and 79 represented debt offerings, as compared to 147 transactions for the six months ended June 30, 2022, of which 16 represented equity offerings and 131 represented debt offerings, where we earned fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the six months ended June 30, 2023, approximately 15% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 21% for the six months ended June 30, 2022. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the six months ended June 30, 2023, approximately 52% of our transaction fees were generated outside of North America as compared to approximately 40% for the six months ended June 30, 2022. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	12,759	3,425	9,334
Credit and Liquid Strategies	37,334	18,625	18,709
Total Fee Related Performance Revenues	$50,093	$22,050	$28,043
Fee related performance revenues were higher for the six months ended June 30, 2023 compared to the prior period primarily due to (i) a higher level of performance revenues earned from FS KKR Capital Corp. compared to the prior period and (ii) performance revenues earned from KJRM in the current period.
Fee Related Compensation
The increase in fee related compensation for the six months ended June 30, 2023 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.
Other Operating Expenses
The increase in other operating expenses for the six months ended June 30, 2023 compared to the prior period was primarily due to a higher level of information technology, occupancy and other administrative costs in connection with the overall growth of the firm.
Fee Related Earnings
The increase in fee related earnings for the six months ended June 30, 2023 compared to the prior period is primarily due to a higher level of management fees from our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and a higher level of fee related performance revenues, partially offset by a lower level of transaction and monitoring fees, net, and a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$309,284	$1,237,969	$(928,685)
Real Assets	9,686	85,310	(75,624)
Credit and Liquid Strategies	5,762	16,786	(11,024)
Total Realized Performance Income	$324,732	$1,340,065	$(1,015,333)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Private Equity
Americas Fund XII	$107,620	$122,277	$(14,657)
Core Investment Vehicles	103,659	262,219	(158,560)
North America Fund XI	23,486	563,112	(539,626)
Asian Fund III	23,002	51,397	(28,395)
Global Impact Fund	20,257	—	20,257
Next Generation Technology Growth Fund	17,810	—	17,810
Co-Investment Vehicles and Other	9,130	48,100	(38,970)
2006 Fund	4,271	80,575	(76,304)
European Fund IV	—	86,233	(86,233)
Total Realized Carried Interest (1)	309,235	1,213,913	(904,678)

Incentive Fees	49	24,056	(24,007)
Total Realized Performance Income	$309,284	$1,237,969	$(928,685)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$9,686	$—	$9,686
Real Estate Partners Americas II	—	85,310	(85,310)
Total Realized Carried Interest (1)	9,686	85,310	(75,624)

Incentive Fees	—	—	—
Total Realized Performance Income	$9,686	$85,310	$(75,624)

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit and Other Funds	$—	$4,153	$(4,153)
Total Realized Carried Interest (1)	—	4,153	(4,153)

Incentive Fees	5,762	12,633	(6,871)
Total Realized Performance Income	$5,762	$16,786	$(11,024)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry-earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the six months ended June 30, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation held by Americas Fund XII, KnowBe4, Inc. held by Global Impact Fund and Next Generation Technology Fund, and Endeavor Group Holdings, Inc. held by North America Fund XI, and (ii) performance income from our core investment vehicles. Realized carried interest in our Private Equity business line for the six months ended June 30, 2022 consisted primarily of (i) realized proceeds from the sale of our investments in Internet Brands, Inc. held by our North America Fund XI, Hensoldt AG (FRA: HAG) held by our European Fund IV and (ii) realized performance income from our core investment vehicles.

Realized carried interest in our Real Assets business line for the six months ended June 30, 2023 consisted primarily of realized proceeds from the sale of our investment in Telxius Telecom, S.A.U. (Infrastructure: telecommunications infrastructure sector) held by Global Infrastructure Investors II. Realized carried interest in our Real Assets business line for the six months ended June 30, 2022 consisted primarily of realized proceeds from dividends received from and sales of various investments in our real estate strategy.
During the six months ended June 30, 2023, there was no realized carried interest earned in our Credit and Liquid Strategies business line. Realized carried interest in our Credit and Liquid Strategies for the six months ended June 30, 2022, consisted primarily of realized proceeds from the sale of various investments at certain alternative credit funds that are eligible to pay realized carried interest.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager. Incentive fees in our Private Equity business line decreased for the six months ended June 30, 2023 compared to the prior period as a result of incentive fees not being earned from certain levered multi-asset investment vehicles in the current period. Incentive fees in our Credit and Liquid Strategies business line decreased for the six months ended June 30, 2023 compared to the prior period primarily as a result of a lower level of performance fees earned from a UK investment fund manager. During the six months ended June 30, 2023 and 2022, there were no incentive fees earned in our Real Asset business line.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the six months ended June 30, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$107,249	$272,544	$(165,295)
Interest Income and Dividends, Net	205,520	353,698	(148,178)
Total Realized Investment Income	$312,769	$626,242	$(313,473)
The decrease in realized investment income is primarily due to a lower level of net realized gains and a lower level of interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the six months ended June 30, 2023, net realized gains were comprised primarily of the sale of our investments in AppLovin Corporation, Pembina Gas Infrastructure Inc., KnowBe4, Inc., and Flutter Entertainment PLC. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, Envision Healthcare Corporation, (ii) realized losses on our alternative credit investments, Hilding Anders International AB and Chembulk Group, and (iii) realized losses from the sales of various revolving credit facilities.
For the six months ended June 30, 2022, net realized gains were comprised primarily of the sale of our investments in Fiserv, Inc., Internet Brands, Inc. and Hensoldt AG. Partially offsetting these realized gains were realized losses, the most significant of which were (i) realized losses on our alternative credit investment, Hilding Anders International AB, and real estate equity investment, River Plaza (real estate equity) and (ii) realized losses from the sales of various revolving credit facilities.
For the six months ended June 30, 2023, interest income and dividends, net were comprised of (i) $158.7 million of interest income primarily from our investments in CLOs, and to a lesser extent, our credit investments and cash balances, and (ii) $46.8 million of dividend income primarily from (i) our Americas real estate credit and equity investments and (ii) dividend distributions received from our investment in Resolution Life Holdings L.P. (financial services sector), and our investment in Diversified Core Infrastructure Fund.

For the six months ended June 30, 2022, interest income and dividends, net were comprised of (i) $252.9 million of dividend income primarily from levered multi-asset investment vehicles and our private equity investments, Exact Holding B.V. and Internet Brands, Inc., and (ii) $100.8 million of interest income primarily from our investments in CLOs. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
For the six months ended June 30, 2023, total fees attributable to KKR Capstone were $43.8 million and total expenses attributable to KKR Capstone were $39.4 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
We currently expect to realize at least $350.0 million of realized performance income from carried interest and realized investment income in the second half of 2023 from transactions entered into prior to the date of filing this report. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report through December 31, 2023, which could impact, positively or negatively, the total amount of our realized performance income from carried interest and realized investment income. Therefore, our actual realized performance income and realized investment income for the second half of 2023 may be materially higher or lower than $350.0 million.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the six months ended June 30, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022	Change
	($ in millions)
Assets Under Management	$518,523	$503,897	$14,626
Fee Paying Assets Under Management	$419,994	$411,923	$8,071
Uncalled Commitments	$100,154	$107,679	$(7,525)
The following table presents one of our key capital metrics for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in millions)
Capital Invested	$19,357	$40,027	$(20,670)

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2022 to June 30, 2023:

($ in millions)
December 31, 2022	$165,147
New Capital Raised	2,341
Distributions and Other	(3,020)
Change in Value	5,671
June 30, 2023	$170,139
AUM of our Private Equity business line was $170.1 billion at June 30, 2023, an increase of $5.0 billion, compared to $165.1 billion at December 31, 2022.
The increase was primarily attributable to (i) an appreciation in investment value from Americas Fund XII, Asian Fund III, and our core private equity strategy, and (ii) new capital raised from Ascendant Fund, private equity vehicles customized for private wealth investors, and Next Generation Technology Growth Fund III. Partially offsetting the increase was distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII, Asian Fund III, and North America Fund XI.
For the six months ended June 30, 2023, the value of our traditional private equity investment portfolio increased by 7%. This was comprised of a 31% increase in share prices of various publicly held investments and a 5% increase in value of our privately held investments. For the six months ended June 30, 2023, the value of our growth equity investment portfolio increased 7% and our core private equity investment portfolio increased 2%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, J.B. Chemicals and Pharmaceuticals Limited, and US Foods Holding Corp. (NYSE: USFD). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which was ZJLD Group Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in Cloudera, Inc., Kokusai Electric Corporation, and Exact Holding B.V. These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were GenesisCare Pty Ltd, PetVet Care Centers, LLC, and Global Medical Response, Inc. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to Kokusai Electric Corporation, an increase in valuation related to a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to an unfavorable business outlook. See "—Business Environment" for more information about the factors, that may impact our business, financial performance, operating results and valuation.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2022 to June 30, 2023:

($ in millions)
December 31, 2022	$118,592
New Capital Raised	5,425
Distributions and Other	(3,007)
Redemptions	(158)
Change in Value	764
June 30, 2023	$121,616

AUM of our Real Assets business line was $121.6 billion at June 30, 2023, an increase of $3.0 billion, compared to $118.6 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, Diversified Core Infrastructure Fund, and Asia Real Estate Partners II. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, and (ii) distributions to its investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Global Infrastructure Investors II.
For the six months ended June 30, 2023, the value of our infrastructure investment portfolio increased 8%, the value of our opportunistic real estate equity investment portfolio decreased by 2%, and the value of our energy investment portfolio decreased by 11%.
The most significant increases in value across our Real Assets portfolio were in Atlantic Aviation FBO Inc., ONNET Fibra Chile S.A.S. (Infrastructure: telecommunications infrastructure sector), and First Gen Corporation (Infrastructure: power and utilities sector). These increases in value were partially offset by decreases in value relating primarily to Crescent Energy Company and various assets held in our opportunistic real estate equity investment portfolio. The increased valuations of individual companies or assets in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in capitalization rates and/or discount rates which impacted our real estate equity portfolio. The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2022 to June 30, 2023:

($ in millions)
December 31, 2022	$220,158
New Capital Raised	16,694
Distributions and Other	(8,707)
Redemptions	(3,733)
Change in Value	2,356
June 30, 2023	$226,768
AUM of our Credit and Liquid Strategies business line totaled $226.8 billion at June 30, 2023, an increase of $6.6 billion compared to AUM of $220.2 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various leveraged credit and alternative credit funds, the issuance of CLOs, and our hedge fund partnership, Marshall Wace, and to a lesser extent (ii) appreciation in investment value across our leveraged credit and alternative credit investment funds and on assets managed by Marshall Wace. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at our hedge fund partnership, Marshall Wace, and (iii) distributions and redemptions to its investors at certain leveraged credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2022 to June 30, 2023:

($ in millions)
December 31, 2022	$102,261
New Capital Raised	4,552
Distributions and Other	(3,283)
Change in Value	200
June 30, 2023	$103,730
FPAUM of our Private Equity business line was $103.7 billion at June 30, 2023, an increase of $1.4 billion, compared to $102.3 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from our core private equity strategy portfolio, Ascendant Fund, and private equity vehicles customized for private wealth investors. Partially offsetting the increase was (i) a reduction in FPAUM for the write-off of Envision Healthcare Corporation, (ii) distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII, and (iii) a reduction in fee base for European Fund III and China Growth Fund, which no longer pay management fees.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2022 to June 30, 2023:

($ in millions)
December 31, 2022	$103,532
New Capital Raised	6,573
Distributions and Other	(2,994)
Redemptions	(158)
Net Changes in Fee Base of Certain Funds	(375)
Change in Value	(460)
June 30, 2023	$106,118
FPAUM of our Real Assets business line was $106.1 billion at June 30, 2023, an increase of $2.6 billion, compared to $103.5 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Diversified Core Infrastructure Fund, Global Atlantic, and Global Infrastructure Investors IV. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) a change in fee base for Asia Real Estate Partners as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to its investors as a result of realized proceeds, most notably from Global Infrastructure Investors II.

Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2022 to June 30, 2023:

($ in millions)
December 31, 2022	$206,130
New Capital Raised	15,656
Distributions and Other	(9,849)
Redemptions	(3,733)
Change in Value	1,942
June 30, 2023	$210,146
FPAUM of our Credit and Liquid Strategies business line was $210.1 billion at June 30, 2023, an increase of $4.0 billion compared to $206.1 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various leveraged credit and alternative credit funds, the issuance of CLOs, and our hedge fund partnership, Marshall Wace, and to a lesser extent (ii) appreciation in investment value across our leveraged credit and alternative credit investment funds and on assets managed by our hedge fund partnership, Marshall Wace. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, and (iii) distributions and redemptions to its investors at certain leveraged credit funds.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2023, our Private Equity business line had $61.2 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $65.9 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of June 30, 2023, our Real Assets business line had $23.8 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $27.5 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of June 30, 2023, our Credit and Liquid Strategies business line had $15.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $14.3 billion as of December 31, 2022. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the six months ended June 30, 2023, $6.1 billion of capital was invested by our Private Equity business line, as compared to $10.1 billion for the six months ended June 30, 2022. The decrease was driven primarily by a $6.5 billion decrease in capital invested in our traditional private equity strategy, partially offset by a $2.8 billion increase in capital invested in our core private equity strategy. During the six months ended June 30, 2023, 59% of capital deployed in private equity was in transactions in Europe, 37% was in North America, and 4% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Real Assets
For the six months ended June 30, 2023, $7.9 billion of capital was invested by our Real Assets business line, as compared to $17.1 billion for the six months ended June 30, 2022. The decrease was driven primarily by a $7.3 billion decrease in capital invested in our real estate strategy and a $1.2 billion decrease in capital invested in our energy strategy. During the six months ended June 30, 2023, 45% of capital deployed in real assets was in transactions in Europe, 28% was in the Asia-Pacific region, and 27% was in North America. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the six months ended June 30, 2023, $5.4 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $12.8 billion for the six months ended June 30, 2022. The decrease was primarily due to a lower level of capital deployed across our various private credit and direct lending strategies. During the six months ended June 30, 2023, 80% of capital deployed was in transactions in North America, 15% was in Europe, and 5% was in the Asia-Pacific region.
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
The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Net Investment Income	$2,555,049	$1,826,810	$728,239
Net Cost of Insurance	(1,562,289)	(986,582)	(575,707)
General, Administrative and Other	(399,999)	(312,323)	(87,676)
Pre-tax Operating Earnings	592,761	527,905	64,856
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(217,425)	(203,343)	(14,082)
Insurance Segment Operating Earnings	$375,336	$324,562	$50,774
Insurance segment operating earnings
Insurance segment operating earnings increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to higher net investment income resulting from an increase in assets under management due to growth of the business and higher average yields. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both the individual market and institutional market channels and higher funding cost on new business and (ii) a corresponding increase in general and administrative expenses.
Net investment income
Net investment income increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, (ii) increases in portfolio yields due to higher market interest rates on floating rate investments, and (iii) rotation into higher yielding assets. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to a decrease in net realized gains from the sale of investments not related to asset/liability matching strategies.

Net cost of insurance
Net cost of insurance increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher funding costs on new business originated.
General, administrative and other expenses
General and administrative expenses increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to (i) an increase in interest expense on floating rate debt (i.e., Global Atlantic's revolving facility and fixed-to-floating swaps on its fixed rate debt) due to higher market rates and higher total debt notional outstanding and (ii) increased employee compensation and benefits-related expenses.
Net Income attributable to non-controlling interests
Net income attributable to noncontrolling interests increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 in proportion to the increase in insurance segment operating earnings for the comparable period. Net income attributable to non-controlling interests represents the proportionate interest in the insurance segment operating earnings attributable to other co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$1,530,397	$2,080,465	$(550,068)
Insurance Segment Operating Earnings	375,336	324,562	50,774
Distributable Operating Earnings	1,905,733	2,405,027	(499,294)

Interest Expense	(177,510)	(146,079)	(31,431)
Net Income Attributable to Noncontrolling Interests	(11,744)	(12,151)	407
Income Taxes on Operating Earnings	(344,599)	(421,544)	76,945
After-tax Distributable Earnings	$1,371,880	$1,825,253	$(453,373)
Distributable Operating Earnings
The decrease in distributable operating earnings for the six months ended June 30, 2023 compared to the prior period is primarily due to a lower level of asset management segment operating earnings partially offset by a higher level of insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the six months ended June 30, 2023 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense partially offset by a decrease in income taxes on operating earnings.
Interest Expense
The increase in interest expense for the six months ended June 30, 2023 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries.
Income Taxes on Operating Earnings
The decrease in income taxes on operating earnings for the six months ended June 30, 2023 compared to the prior period was primarily due to a lower level of asset management segment operating earnings.

For the six months ended June 30, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes on operating earnings was $24.2 million and $27.7 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% both for the six months ended June 30, 2023 and 2022.
Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of June 30, 2023 and December 31, 2022:

		As of
		June 30, 2023	December 31, 2022
		($ in thousands)

(+)	Cash and Short-term Investments	$3,800,734	$3,256,515
(+)	Investments	18,022,787	17,628,327
(+)	Net Unrealized Performance Income (1)	2,870,684	2,509,589
(+)	Other Assets, Net (2)	6,838,266	6,979,235
(+)	Global Atlantic Book Value	4,353,892	4,409,873

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	7,160,429	6,957,932
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,716,000	1,648,600
(-)	Other Liabilities	994,069	911,612
(-)	Noncontrolling Interests	26,424	32,843

	Book Value	$25,040,924	$24,284,035

	Book Value Per Adjusted Share	$28.17	$27.27
	Adjusted Shares	888,791,917	890,628,190
(1)The following table provides net unrealized performance income by business line:

	As of
	June 30, 2023	December 31, 2022
	($ in thousands)
Private Equity Business Line	$2,458,058	$2,199,869
Real Assets Business Line	306,818	212,974
Credit and Liquid Strategies Business Line	105,808	96,746
Total	$2,870,684	$2,509,589
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships, and (iii) the net assets of KJRM.
Book value increased 3% from December 31, 2022. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, (ii) an increase in net unrealized carried interest, most notably from Americas Fund XII, Asian Fund III, and Global Infrastructure Investors III, and (iii) the positive impact of our after-tax distributable earnings recognized in the period. Partially offsetting these increases were the payment of dividends and repurchases of our common stock during the period. The value of our asset management segment investments increased 3% in the period. For a further discussion, see "—Consolidated Results of Operations (GAAP Basis) - Asset Management—Investment Income (Loss) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in our investment portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures—After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in the asset management segment by asset class as of June 30, 2023. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of June 30, 2023
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Core Private Equity	$3,018,292	$6,187,476	34.3%
Traditional Private Equity	2,126,441	3,659,859	20.3%
Growth Equity	372,540	927,200	5.1%
Private Equity Total	5,517,273	10,774,535	59.7%

Real Estate	1,867,794	1,889,598	10.5%
Infrastructure	1,397,831	1,592,400	8.8%
Energy	836,511	810,032	4.5%
Real Assets Total	4,102,136	4,292,030	23.8%

Leveraged Credit	1,385,877	1,169,345	6.5%
Alternative Credit	835,175	933,344	5.2%
Credit Total	2,221,052	2,102,689	11.7%

Other	1,134,352	853,533	4.8%

Total Investments	$12,974,813	$18,022,787	100.0%

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

	As of June 30, 2023
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
USI, Inc.	$531,425	$1,403,499
PetVet Care Centers, LLC	243,211	1,070,128
Heartland Dental, LLC	375,365	824,283
Exact Holding B.V.	213,362	651,887
Arnott's Biscuits Limited	250,841	478,320
Barracuda Networks, Inc.	432,831	432,831
Roompot B.V.	349,036	416,465
1-800 Contacts Inc.	300,178	405,243
Internet Brands, Inc.	340,312	372,628
ERM Worldwide Group Limited	228,710	365,928
IVIRMA Global SL	335,993	341,574
Teaching Strategies, LLC	307,162	307,162
APRIL Group	280,229	301,070
Resolution Life Group Holdings, L.P.	262,191	278,977
Crescent Energy Company (NYSE: CRGY)	523,785	264,291
Shriram General Insurance Co.	245,470	249,158
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	59,799	206,114
Atlantic Aviation FBO Inc.	170,274	198,130
PortAventura	155,803	194,219
Viridor Limited	132,023	193,269
Total Top 20 Investments	$5,738,000	$8,955,176
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of June 30, 2023. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of June 30, 2023, KKR's pro rata interest in Global Atlantic's book value was $4.4 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of June 30, 2023, 96% and 87% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2022, 95% and 85% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of June 30, 2023 were Corporate, RMBS and CMBS securities, comprising 30%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 97% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 54% and 54% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of June 30, 2023. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 5% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 95% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 45% and 53% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2022. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 30% and 29% as of June 30, 2023 and December 31, 2022, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both June 30, 2023 and December 31, 2022.
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
Substantially all of the AFS fixed maturity securities portfolio, 96% and 95% as of June 30, 2023 and December 31, 2022, respectively was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 4% and 5% as of June 30, 2023 and December 31, 2022, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of both June 30, 2023 and December 31, 2022, 59% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities. As of both June 30, 2023 and December 31, 2022, approximately, 5% of the portfolio is denominated in foreign currency.
As of both June 30, 2023 and December 31, 2022, 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 94% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of June 30, 2023 and December 31, 2022, 11% and 10% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.

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
As of June 30, 2023 and December 31, 2022, 93% and 90%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation.
As of June 30, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 43%, 24%, 10% and 12% of the total RMBS portfolio ($7.4 billion), respectively. As of December 31, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 31%, 28%, 14% and 12% of the total RMBS portfolio ($6.4 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of June 30, 2023 and December 31, 2022, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $772.0 million and $917.6 million based on NRSRO rating and $212.0 million and $224.9 million based on NAIC ratings, respectively. As of June 30, 2023, unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit quality of mortgage and other loan receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans and other loan receivables. As of both June 30, 2023 and December 31, 2022, 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents over half of the portfolio as of both June 30, 2023 and December 31, 2022. Office and retail properties represent approximately 26% and 28% of the portfolio as of June 30, 2023 and December 31, 2022, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of June 30, 2023 and December 31, 2022, 91% and 88% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 99% of the commercial mortgage loan portfolio is current as of both June 30, 2023 and December 31, 2022.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of June 30, 2023 and December 31, 2022, approximately 86% and 84%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less and for both June 30, 2023 and December 31, 2022, 3% have loan-to-value ratio over 90%.
Changing economic conditions and updated assumptions affect Global Atlantic’s assessment of the collectability of commercial mortgage loans. Changing vacancies and rents are incorporated into the analysis that Global Atlantic performs to measure the allowance for credit losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
As of June 30, 2023, the payment status of 96% of the residential mortgage loan portfolio is current, and approximately $204.8 million is 90 days or more past due (representing 2% of the total residential mortgage portfolio). As of December 31, 2022, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $192.3 million were 90 days or more past due (representing 2% of the total residential mortgage portfolio).

The weighted average loan-to-value ratio for residential mortgage loans was 63% and 64% as of June 30, 2023 and December 31, 2022, respectively.
Global Atlantic's residential mortgage loan portfolio primarily includes mortgage loans backed by single family rental properties, prime loans and re-performing loans that were purchased at a discount after they were modified and returned to performing status. Global Atlantic has also extended financing to counterparties in the form of repurchase agreements secured by mortgage loans, including performing and non-performing mortgage loans.
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans and auto loans. As of June 30, 2023, 97% of the consumer loan portfolio is in current status and approximately $37.6 million is 90 days or more past due (representing 1% of the total consumer loan portfolio).
Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and six months ended June 30, 2023 and 2022:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in thousands)
Total GAAP Revenues	$3,626,518	$323,393	$6,754,000	$1,322,756
Impact of Consolidation and Other	184,775	172,118	394,553	385,518
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(696,897)	923,474	(1,145,915)	1,869,217
Realized Carried Interest	146,232	723,609	318,921	1,303,376
Realized Investment Income	114,675	276,888	312,769	626,242
Capstone Fees	(24,040)	(19,510)	(43,845)	(34,995)
Expense Reimbursements	(16,840)	(25,576)	(32,384)	(66,879)
Insurance Adjustments:
Net Premiums	(626,429)	225,502	(1,100,053)	(146,642)
Policy Fees	(315,382)	(319,030)	(629,184)	(632,812)
Other Income	(39,858)	(32,512)	(77,016)	(67,256)
(Gains) Losses from Investments (1)	193,770	21,041	454,277	188,143
Non-operating Changes in Policy Liabilities and Derivatives	(31,253)	474,972	(144,029)	761,693
Total Segment Revenues (2)	$2,515,271	$2,744,369	$5,062,094	$5,508,361
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$844,463	$(734,625)	$1,167,207	$(744,411)
Preferred Stock Dividends	17,249	17,250	34,499	34,500
Net Income (Loss) Attributable to Noncontrolling Interests	264,346	(1,096,707)	184,040	148,217
Income Tax Expense (Benefit)	324,955	(102,511)	473,702	(65,860)
Income (Loss) Before Tax (GAAP)	$1,451,013	$(1,916,593)	$1,859,448	$(627,554)
Impact of Consolidation and Other	(257,366)	785,565	(163,855)	(522,377)
Equity-based Compensation - KKR Holdings(1)	—	80,513	—	100,334
Income Taxes on Operating Earnings	(171,542)	(201,265)	(344,599)	(421,544)
Asset Management Adjustments:
Unrealized (Gains) Losses	(458,311)	1,178,759	(358,984)	1,501,028
Unrealized Carried Interest	(435,495)	1,561,367	(638,154)	2,851,400
Unrealized Carried Interest Compensation (Carry Pool)	195,361	(646,239)	279,191	(1,160,226)
Strategic Corporate Related Charges	7,192	50,306	13,999	70,204
Equity-based Compensation	45,261	50,582	104,278	105,693
Equity-based Compensation - Performance based	63,654	59,831	130,927	117,784
Insurance Adjustments:(2)
(Gains) Losses from Investments(2)(3)	125,483	79,905	256,597	208,937
Non-operating Changes in Policy Liabilities and Derivatives(2)	57,463	(250,582)	163,954	(442,783)
Strategic Corporate Related Charges(2)	3,199	2,890	3,199	5,969
Equity-based and Other Compensation(2)	23,898	13,464	60,291	32,962
Amortization of Acquired Intangibles(2)	2,794	2,713	5,588	5,426
After-tax Distributable Earnings	$652,604	$851,216	$1,371,880	$1,825,253
Interest Expense	92,010	76,619	177,510	146,079
Net Income Attributable to Noncontrolling Interests	6,118	4,535	11,744	12,151
Income Taxes on Operating Earnings	171,542	201,265	344,599	421,544
Distributable Operating Earnings	$922,274	$1,133,635	$1,905,733	$2,405,027
Insurance Segment Operating Earnings	(170,224)	(180,615)	(375,336)	(324,562)
Realized Performance Income	(149,334)	(730,858)	(324,732)	(1,340,065)
Realized Performance Income Compensation	97,085	474,428	211,094	858,063
Realized Investment Income	(114,675)	(276,888)	(312,769)	(626,242)
Realized Investment Income Compensation	17,183	41,533	46,897	93,936
Fee Related Earnings	$602,309	$461,235	$1,150,887	$1,066,157
Insurance Segment Operating Earnings	170,224	180,615	375,336	324,562
Realized Performance Income	149,334	730,858	324,732	1,340,065
Realized Performance Income Compensation	(97,085)	(474,428)	(211,094)	(858,063)
Realized Investment Income	114,675	276,888	312,769	626,242
Realized Investment Income Compensation	(17,183)	(41,533)	(46,897)	(93,936)
Depreciation and Amortization	11,051	7,801	21,485	15,366
Adjusted EBITDA	$933,325	$1,141,436	$1,927,218	$2,420,393
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Amounts represent the portion allocable to KKR & Co. Inc.
(3)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	June 30, 2023	December 31, 2022
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock	$18,865,775	$17,691,975
Series C Mandatory Convertible Preferred Stock	1,115,792	1,115,792
Impact of Consolidation and Other	400,447	399,318
Exchangeable Securities	165,818	128,850
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	4,493,092	4,948,100
Book Value	$25,040,924	$24,284,035
The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	June 30, 2023	December 31, 2022
GAAP Shares of Common Stock Outstanding	857,987,641	861,110,478
Adjustments:
Exchangeable Securities (1)	3,909,477	2,695,142
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	26,894,799	26,822,570
Adjusted Shares (3)	888,791,917	890,628,190

Unvested Equity Awards and Exchangeable Securities (4)	31,110,978	35,457,274
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock on June 30, 2023 and December 31, 2022.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of June 30, 2023 and December 31, 2022.

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

Sources of Liquidity
Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions and funding agreements, including through memberships in FHLBs; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, repurchase agreements, and other borrowing arrangements. In addition, we may generate cash proceeds from issuances of our or our subsidiaries' equity securities.
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
As of June 30, 2023, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.
As of June 30, 2023, netting holes in excess of $50 million only existed at European Fund V and Health Care Growth Fund in the amounts of $131 million and $71 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of June 30, 2023, approximately $525 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2023 fair values. As of June 30, 2023, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 25 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of June 30, 2023:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,463
North America Fund XIII	331
Asian Fund IV	319
Ascendant Fund	312
Next Generation Technology Growth Fund III	196
European Fund VI	167
Global Impact Fund II	145
Health Care Strategic Growth Fund II	117
Other Private Equity Vehicles	937
Total Private Equity Commitments	5,987

Real Assets
Asia Pacific Infrastructure Investors II	357
Global Infrastructure Investors IV	215
Real Estate Partners Americas III	91
Asia Real Estate Partners	78
Real Estate Partners Europe II	70
Other Real Assets Vehicles	1,211
Total Real Assets Commitments	2,022

Credit and Liquid Strategies
Asia Credit	96
Dislocation Opportunities Fund	80
Asset-Based Finance Partners	79
Lending Partners Europe II	11
Lending Partners III	10
Private Credit Opportunities Partners II	8
Other Credit and Liquid Strategies Vehicles	910
Total Credit and Liquid Strategies Commitments	1,194

Total Uncalled Commitments	$9,203
Other Capital Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual capital commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of June 30, 2023, these capital commitments amounted to $0.6 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded capital commitments as of June 30, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.

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
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of June 30, 2023, an undiscounted payable of $404.6 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of June 30, 2023, approximately $76.7 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.165 per share of our common stock has been declared and will be paid on August 31, 2023 to holders of record of our common stock as of the close of business on August 17, 2023.
On September 15, 2023, each outstanding share of the Series C Mandatory Convertible Preferred Stock will automatically convert into a number of shares of our common stock based on the conversion rate set forth in the Series C Mandatory Convertible Preferred Stock prospectus supplement. In addition, a dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock has been declared and set aside for payment on September 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2023.
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
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 91.7 million shares of common stock for $2.5 billion, which equates to an average price of $27.23 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities."

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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at June 30, 2023 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 55% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 1% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2023, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 54%, and 8%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2023, less than 2% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of June 30, 2023, approximately 89% of these investments were priced via external sources, while approximately 11% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of June 30, 2023, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2023, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of June 30, 2023, investments which represented greater than 5% of total Asset Management segment investments consisted of USI, Inc. and PetVet Care Centers, LLC and valued at $1,403 million and $1,070 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Crescent Energy Company and BridgeBio Pharma, Inc. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Common Stock as of June 30, 2023 would have been reduced by approximately $1.64 per share, compared to our reported $21.99 per share on such date, and our book value as of June 30, 2023 would have been reduced by approximately $1.59 per adjusted share, compared to our reported book value of $28.17 per adjusted share on such date.

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
See Note 18 — “Policy liabilities” for additional information.
As of June 30, 2023, the net market risk liability balance totaled $811.0 million. As of June 30, 2023, the liability balances for market risk benefits were $700.8 million for fixed-indexed annuities and $110.2 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2023
	Fixed-indexed annuity	Other
($ in thousands)
Balance	$700,799	$110,201
Hypothetical change:
+50 bps interest rates	(115,774)	(46,456)
-50 bps interest rates	128,723	55,619
+50 bps instrument-specific credit risk	(123,676)	(20,752)
-50 bps instrument-specific credit risk	139,036	22,906
+10% equity market prices	(38,415)	(48,663)
-10% equity market prices	27,647	57,348
95% of expected mortality	41,432	6,588
105% of expected mortality	(38,984)	(6,014)
90% of expected surrenders	15,584	7,032
110% of expected surrenders	(14,912)	(6,562)
________________
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provides the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $353.0 million as of June 30, 2023. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of June 30, 2023, variable annuities accounted for using the fair value option totaled $353.0 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of June 30, 2023
Variable annuities
($ in thousands)
Balance	$353,003
Hypothetical change:
+50 bps interest rates	(20,119)
-50 bps interest rates	21,744
+50 bps instrument-specific credit risk	(13,574)
-50 bps instrument-specific credit risk	14,052
+10% equity market prices	(17,110)
-10% equity market prices	19,720
95% of expected mortality	(6,028)
105% of expected mortality	5,780
90% of expected surrenders	601
110% of expected surrenders	(603)
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
As of June 30, 2023, the liability for future policy benefits totaled $7.8 billion, net of reinsurance, split between $7.3 billion associated with payout annuity products, and $403.1 million of life and other insurance products. The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2023
	Payout annuities	Life and other
($ in thousands)
Balance	$7,349,837	$403,127
Hypothetical change:
+50 bps interest rates	(154,602)	(123,344)
-50 bps interest rates	167,012	133,057
+50 bps credit spreads	(127,452)	(125,651)
-50 bps credit spreads	132,611	130,504
95% of expected mortality(1)	55,815	31,138
105% of expected mortality(1)	(52,926)	(28,266)
90% of expected surrenders/lapses	—	(2,358)
110% of expected surrenders/lapses	—	1,871
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
As of June 30, 2023, the interest-sensitive life additional liability balance totaled $5.0 billion. The increase (decrease) to the interest-sensitive life additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of June 30, 2023
Interest-sensitive life
($ in thousands)
Balance	$4,974,197
Hypothetical change:
+50 bps interest rates	409
-50 bps interest rates	(414)
+10% equity market prices	397
-10% equity market prices	(308)
1% lower annual equity growth	(3,606)
95% of expected mortality	(25,163)
105% of expected mortality	24,908
90% of expected surrenders	22,186
110% of expected surrenders	(21,216)
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
As of June 30, 2023, the embedded derivative liability balance totaled $2.8 billion for fixed-indexed annuities, and $447.0 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2023
	Fixed-indexed annuities	Interest sensitive life
($ in thousands)
Balance	$2,815,783	$447,005
Hypothetical change:
+50 bps interest rates	(59,701)	(3,836)
-50 bps interest rates	63,656	4,019
+50 bps credit spreads	(72,178)	(3,836)
-50 bps credit spreads	75,598	4,019
+10% equity market prices	406,705	63,138
-10% equity market prices	(348,604)	(93,611)
________________
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of June 30, 2023, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $3.1 billion net asset ($(3.8) million in funds withheld receivables at interest, and $(3.1) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2023
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$(3,833)	$(3,090,373)
Hypothetical change:
+50 bps interest rates	(12,033)	(698,376)
-50 bps interest rates	19,706	755,773
+50 bps investment credit spreads	(40,855)	(736,671)
-50 bps investment credit spreads	40,855	794,069
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There was no material change to our market risks during the three months ended June 30, 2023. For a discussion of our market risks in general, please refer to our Annual Report. For discussion of market risks relating to our Insurance segment as updated to reflect the impact from the adoption of LDTI, please refer to our Interim Report for the three months ended March 31, 2023. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of January 1, 2023 on a full retrospective basis to February 1, 2021 (the date of the GA Acquisition.) As a result, we implemented changes to our relevant business processes and internal controls over financial reporting.
Except as reported above, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF SECURITIES
Share Repurchases in the Second Quarter of 2023
As of August 1, 2023, there is approximately $208 million remaining under KKR's share repurchase program.
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
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the second quarter of 2023, 5,086,354 shares of common stock were repurchased, and 604,281 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2023 to April 30, 2023)	—	$—	—	$468,263
Month #2 (May 1, 2023 to May 31, 2023)	974,911	$49.05	974,911	$420,446
Month #3 (June 1, 2023 to June 30, 2023)	4,111,443	$48.40	4,111,443	$221,468
Total through June 30, 2023	5,086,354		5,086,354	$221,468

(1)On February 7, 2023, KKR announced the increase to the total available amount under the repurchase program to $500 million. The repurchase program does not have an expiration date.

Other Equity Securities
On April 3, 2023, we issued 1,304 shares of our common stock to one of our fund investors in connection with an arrangement related to the fees paid by such fund investor with respect to its investment.  The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, exempting issuances by an issuer not involving a public offering.

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
4.1
Third Supplemental Indenture, dated as of May 25, 2023, among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.2	Form of 1.428% Senior Note due 2028 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).
4.3	Form of 1.614% Senior Note due 2030 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).
4.4	Form of 1.939% Senior Note due 2033 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).
4.5	Form of 2.312% Senior Note due 2038 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).
4.6	Form of 2.574% Senior Note due 2043 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).
4.7	Form of 2.747% Senior Note due 2053 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).
10.1†
364-Day Revolving Credit Agreement, dated as of April 7, 2023, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings, L.P., Mizuho Bank Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 10, 2023).

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and June 30, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and June 30, 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 8, 2023