Form 10-Q
period 2023-09-30
KKR & Co. Inc.
filed 2023-11-09
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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

As of November 7, 2023, there were 885,008,676 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2023

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
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock were convertible (for periods prior to the date of its mandatory redemption, which occurred in September 2023), and (iii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"). Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.
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
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. Financial and other material information regarding Global Atlantic is routinely posted on and accessible at www.globalatlantic.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "Contacts & Email Alerts" section under the "Investor Center" page at www.kkr.com. Information on these websites is not incorporated by reference herein and is not a part of this report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2023	December 31, 2022
Assets
Asset Management
Cash and Cash Equivalents	$6,977,836	$6,705,325
Restricted Cash and Cash Equivalents	74,043	253,431
Investments	103,801,213	92,375,463
Due from Affiliates	1,590,415	1,663,303
Other Assets	5,106,451	5,197,626
	117,549,958	106,195,148
Insurance
Cash and Cash Equivalents	$4,316,606	$6,118,231
Restricted Cash and Cash Equivalents	342,357	308,383
Investments	127,921,581	124,199,176
Reinsurance Recoverable	25,814,485	26,022,081
Insurance Intangible Assets	2,506,921	2,331,494
Other Assets	6,381,145	6,041,329
Separate Account Assets	3,899,903	4,130,794
	171,182,998	169,151,488
Total Assets	$288,732,956	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$43,676,117	$40,598,613
Due to Affiliates	441,798	466,057
Accrued Expenses and Other Liabilities	7,784,684	6,471,775
	51,902,599	47,536,445
Insurance
Policy Liabilities (market risk benefit liabilities: $774,638 and $682,038, respectively)	$140,982,985	$137,780,929
Debt Obligations	2,314,992	2,128,166
Funds Withheld Payable at Interest	22,736,507	22,739,417
Accrued Expenses and Other Liabilities	4,098,041	4,600,375
Reinsurance Liabilities	1,199,754	1,059,820
Separate Account Liabilities	3,899,903	4,130,794
	175,232,182	172,439,501
Total Liabilities	227,134,781	219,975,946

	September 30, 2023	December 31, 2022

Commitments and Contingencies (See Note 25)

Redeemable Noncontrolling Interests (See Note 24)	$421,874	$152,065

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 0 and 22,999,974 shares, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	$—	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 884,585,205 and 861,110,478 shares, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	8,846	8,611
Additional Paid-In Capital	17,327,485	16,284,057
Retained Earnings	8,923,933	6,701,107
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(5,852,491)	(5,301,800)
Total KKR & Co. Inc. Stockholders' Equity	20,407,773	18,807,767
Noncontrolling Interests (See Note 23)	40,768,528	36,410,858
Total Equity	61,176,301	55,218,625
Total Liabilities and Equity	$288,732,956	$275,346,636

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of September 30, 2023 and December 31, 2022, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	September 30, 2023
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,586,885	$1,392,159	$—	$2,979,044
Restricted Cash and Cash Equivalents	—	72,523	—	72,523
Investments	24,405,708	62,825,100	—	87,230,808
Other Assets	234,256	760,849	—	995,105
	26,226,849	65,050,631	—	91,277,480
Insurance
Cash and Cash Equivalents	—	—	716,435	716,435
Investments	—	—	23,713,585	23,713,585
Other Assets	—	—	1,150,248	1,150,248
	—	—	25,580,268	25,580,268
Total Assets	$26,226,849	$65,050,631	$25,580,268	$116,857,748

Liabilities
Asset Management
Debt Obligations	$24,461,634	$8,275,015	$—	$32,736,649
Accrued Expenses and Other Liabilities	866,931	615,321	—	1,482,252
	25,328,565	8,890,336	—	34,218,901
Insurance
Accrued Expenses and Other Liabilities	—	—	401,397	401,397
Total Liabilities	$25,328,565	$8,890,336	$401,397	$34,620,298

	December 31, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$920,821	$2,936,937	$—	$3,857,758
Restricted Cash and Cash Equivalents	—	155,521	—	155,521
Investments	22,492,366	54,507,084	—	76,999,450
Other Assets	182,487	652,031	—	834,518
	23,595,674	58,251,573	—	81,847,247
Insurance
Cash and Cash Equivalents	—	—	619,264	619,264
Investments	—	—	24,732,042	24,732,042
Other Assets	—	—	1,420,933	1,420,933
	—	—	26,772,239	26,772,239
Total Assets	$23,595,674	$58,251,573	$26,772,239	$108,619,486

Liabilities
Asset Management
Debt Obligations	$22,273,242	$7,306,625	$—	$29,579,867
Accrued Expenses and Other Liabilities	620,200	742,384	—	1,362,584
	22,893,442	8,049,009	—	30,942,451
Insurance
Accrued Expenses and Other Liabilities	—	—	461,812	461,812
Total Liabilities	$22,893,442	$8,049,009	$461,812	$31,404,263

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Asset Management
Fees and Other	$655,367	$673,929	$2,086,830	$2,069,704
Capital Allocation-Based Income (Loss)	1,009,645	(572,863)	2,155,560	(2,442,080)
	1,665,012	101,066	4,242,390	(372,376)
Insurance
Net Premiums	220,212	480,462	1,320,265	627,104
Policy Fees	314,016	318,225	943,200	951,037
Net Investment Income	1,412,130	1,094,877	4,023,882	2,839,371
Net Investment-Related Gains (Losses)	(338,230)	(173,830)	(579,613)	(968,836)
Other Income	42,341	35,632	119,357	102,888
	1,650,469	1,755,366	5,827,091	3,551,564
Total Revenues	3,315,481	1,856,432	10,069,481	3,179,188

Expenses
Asset Management
Compensation and Benefits	900,582	244,502	2,133,366	779,050
Occupancy and Related Charges	24,498	18,683	70,240	55,693
General, Administrative and Other	243,268	212,513	746,543	701,010
	1,168,348	475,698	2,950,149	1,535,753
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(117,654), $(237,710), $(46,631) and $(631,618), respectively; remeasurement (gain) loss on policy liabilities: $18,433, $(57,128), $18,433 and $(57,128), respectively)	747,238	831,443	4,010,306	1,088,442
Amortization of Policy Acquisition Costs	17,656	5,827	62,037	(6,005)
Interest Expense	44,724	26,141	124,817	58,330
Insurance Expenses	154,311	156,432	551,750	402,573
General, Administrative and Other	183,246	178,652	599,029	517,527
	1,147,175	1,198,495	5,347,939	2,060,867
Total Expenses	2,315,523	1,674,193	8,298,088	3,596,620

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	1,468,209	(379,180)	1,878,885	(1,350,388)
Dividend Income	201,925	294,415	597,031	1,104,120
Interest Income	873,440	500,234	2,452,117	1,244,339
Interest Expense	(724,342)	(391,520)	(2,020,788)	(1,002,005)
Total Investment Income (Loss)	1,819,232	23,949	2,907,245	(3,934)

Income (Loss) Before Taxes	2,819,190	206,188	4,678,638	(421,366)

Income Tax Expense (Benefit)	437,210	81,685	910,912	15,825

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income (Loss)	2,381,980	124,503	3,767,726	(437,191)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(3,685)	1,602	(12,728)	1,547
Net Income (Loss) Attributable to Noncontrolling Interests	895,539	73,014	1,088,622	221,286
Net Income (Loss) Attributable to KKR & Co. Inc.	1,490,126	49,887	2,691,832	(660,024)

Series C Mandatory Convertible Preferred Stock Dividends	17,248	17,250	51,747	51,750

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,472,878	$32,637	$2,640,085	$(711,774)

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$1.71	$0.04	$3.06	$(1.00)
Diluted	$1.64	$0.04	$2.95	$(1.00)
Weighted Average Shares of Common Stock Outstanding
Basic	862,123,088	859,833,444	861,598,674	711,908,107
Diluted	909,056,980	886,216,494	911,716,705	711,908,107

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss)	$2,381,980	$124,503	$3,767,726	$(437,191)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(1,593,271)	(2,325,494)	(681,184)	(9,429,394)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	233,089	283,430	109,539	1,593,368

Foreign Currency Translation Adjustments	(73,324)	(38,396)	(198,177)	(180,050)

Comprehensive Income (Loss)	948,474	(1,955,957)	2,997,904	(8,453,267)

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(3,685)	1,602	(12,728)	1,547
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	392,250	(665,361)	875,371	(3,684,028)

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$559,909	$(1,292,198)	$2,135,261	$(4,770,786)

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,998,802	$1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	(1,115,792)	(22,998,802)	(1,115,792)	(22,999,974)
End of Period	—	—	—	—
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,580	857,987,641	8,611	861,110,478
Clawback of Transfer Restricted Shares	—	(2,180)	—	(21,957)
Net Delivery of Common Stock	—	—	20	1,981,928
Conversion of Series C Mandatory Convertible Preferred Stock	269	26,908,552	269	26,909,918
Repurchases of Common Stock	(3)	(308,808)	(54)	(5,395,162)
End of Period	8,846	884,585,205	8,846	884,585,205
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,186,898		16,190,407
Adoption of New Accounting Standard (See Note 2)	—		93,650
Beginning of Period (as revised for the prior period)	16,186,898		16,284,057
Conversion of Series C Mandatory Convertible Preferred Stock	1,115,523		1,115,523
Excise Tax on Share Repurchases	(1,349)		(1,349)
Net Delivery of Common Stock	—		(31,775)
Repurchases of Common Stock	(17,566)		(289,790)
Equity-Based Compensation	44,846		141,798
Change in KKR & Co. Inc.'s Ownership Interest (See Note 23)	—		107,241
Tax Effects of Changes in Ownership and Other	(867)		1,780
End of Period	17,327,485		17,327,485
Retained Earnings
Beginning of Period (as previously reported for the prior period)	7,592,571		6,315,711
Adoption of New Accounting Standard (See Note 2)	—		385,396
Beginning of Period (as revised for the prior period)	7,592,571		6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	1,490,126		2,691,832
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $2.25 per share for the three and nine months ended September 30, 2023, respectively)	(17,248)		(51,747)
Common Stock Dividends ($0.165 and $0.485 per share for the three and nine months ended September 30, 2023, respectively)	(141,516)		(417,259)
End of Period	8,923,933		8,923,933
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(4,922,274)		(5,901,701)
Adoption of New Accounting Standard (See Note 2)	—		599,901
Beginning of Period (as revised for the prior period)	(4,922,274)		(5,301,800)
Other Comprehensive Income (Loss)	(930,217)		(556,571)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 23)	—		5,880
End of Period	(5,852,491)		(5,852,491)
Total KKR & Co. Inc. Stockholders' Equity	20,407,773		20,407,773
Noncontrolling Interests (See Note 23)	40,768,528		40,768,528
Total Equity	$61,176,301		$61,176,301

Redeemable Noncontrolling Interests (See Note 24)	$421,874		$421,874

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (CONTINUED) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	—	—	(26)
End of Period	1,115,792	22,999,974	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Series II Preferred Stock
Beginning of Period	—	—	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	—	—	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	—	—	(5)	(467,020)
End of Period	—	—	—	—
Common Stock
Beginning of Period	8,598	859,833,444	5,957	595,663,618
Exchange of KKR Holdings Units	—	—	5	467,020
Holdings Merger (See Note 1)	—	—	2,667	266,759,143
Net Delivery of Common Stock	—	—	21	2,134,807
Conversion of Series C Mandatory Convertible Preferred Stock	—	—	—	30
Repurchases of Common Stock	—	—	(52)	(5,191,174)
End of Period	8,598	859,833,444	8,598	859,833,444
Additional Paid-In Capital
Beginning of Period (as previously reported)	15,948,026		8,997,435
Adoption of New Accounting Standard (See Note 2)	81,503		—
Beginning of Period	16,029,529		8,997,435
Exchange of KKR Holdings Units	—		14,811
Holdings Merger (See Note 1)	—		8,213,182
Tax Effects - Holdings Merger and Other (See Note 1)	1,180		(1,064,790)
Net Delivery of Common Stock	—		(34,895)
Repurchases of Common Stock	—		(346,599)
Equity-Based Compensation	66,439		166,167
Change in KKR & Co. Inc.'s Ownership Interest	—		151,837
End of Period	16,097,148		16,097,148
Retained Earnings
Beginning of Period (as previously reported)	6,590,883		7,670,182
Adoption of New Accounting Standard (See Note 2)	223,223		65,930
Beginning of Period (as revised)	6,814,106		7,736,112
Net Income (Loss) Attributable to KKR & Co. Inc.	49,887		(660,024)
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $2.25 per share for the three and nine months ended September 30, 2022, respectively)	(17,250)		(51,750)
Common Stock Dividends ($0.155 and $0.455 per share for the three and nine months ended September 30, 2022, respectively)	(133,273)		(310,868)
End of Period	6,713,470		6,713,470
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported)	(4,590,616)		(209,789)
Adoption of New Accounting Standard (See Note 2)	608,675		10,341
Beginning of Period (as revised)	(3,981,941)		(199,448)
Other Comprehensive Income (Loss)	(1,342,085)		(4,110,762)
Exchange of KKR Holdings Units	—		(1,946)
Holdings Merger (See Note 1)	—		(1,015,317)
Change in KKR & Co. Inc.'s Ownership Interest	—		3,447
End of Period	(5,324,026)		(5,324,026)
Total KKR & Co. Inc. Stockholders' Equity	18,610,982		18,610,982
Noncontrolling Interests (See Note 23)	35,182,017		35,182,017
Total Equity	$53,792,999		$53,792,999

Redeemable Noncontrolling Interests (See Note 24)	$82,133		$82,133

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net Income (Loss)	$3,767,726	$(437,191)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	478,253	559,621
Net Realized (Gains) Losses - Asset Management	358,929	(1,158,582)
Change in Unrealized (Gains) Losses - Asset Management	(2,237,814)	2,508,970
Capital Allocation-Based (Income) Loss - Asset Management	(2,155,560)	2,442,080
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	1,707,435	(395,731)
Net Accretion and Amortization	52,177	330,781
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	2,014,334	1,009,636
Other Non-Cash Amounts	94,842	61,662
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	354,989	715,716
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	570,907	795,488
Change in Deferred Policy Acquisition Costs - Insurance	(374,129)	(368,144)
Change in Policy Liabilities and Accruals, Net - Insurance	(691,470)	(365,174)
Change in Consolidation	(4,247)	(66,593)
Change in Due from / to Affiliates	112,053	(163,667)
Change in Other Assets	645,510	1,607,600
Change in Accrued Expenses and Other Liabilities	251,716	(2,786,117)
Investments Purchased - Asset Management	(27,080,157)	(32,517,281)
Proceeds from Investments - Asset Management	19,533,570	23,595,202
Net Cash Provided (Used) by Operating Activities	(2,600,936)	(4,631,724)

Investing Activities
Acquisition of KJRM, Net of Cash Acquired (See Note 3)	—	(1,690,702)
Purchases of Fixed Assets	(79,181)	(58,584)
Investments Purchased - Insurance	(19,650,977)	(37,207,043)
Proceeds from Investments - Insurance	14,995,591	28,301,478
Other Investing Activities, Net - Insurance	38,663	(26,311)
Net Cash Provided (Used) by Investing Activities	(4,695,904)	(10,681,162)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	(51,747)	(51,750)
Common Stock Dividends	(417,259)	(310,869)
Distributions to Redeemable Noncontrolling Interests	(1,998)	(1,905)
Contributions from Redeemable Noncontrolling Interests	312,356	—
Distributions to Noncontrolling Interests	(5,280,792)	(5,759,604)
Contributions from Noncontrolling Interests	9,290,719	11,033,195
Net Delivery of Common Stock (Equity Incentive Plans)	(31,755)	(34,874)
Repurchases of Common Stock	(289,844)	(346,651)
Proceeds from Debt Obligations	11,628,480	17,191,850
Repayment of Debt Obligations	(8,753,800)	(12,328,191)
Financing Costs Paid	(12,387)	(32,559)
Additions to Contractholder Deposit Funds - Insurance	11,756,389	16,629,841
Withdrawals from Contractholder Deposit Funds - Insurance	(12,113,301)	(9,863,212)
Reinsurance Transactions, Net of Cash Provided - Insurance	79,903	54,749
Other Financing Activity, Net - Insurance	(483,536)	471,007
Net Cash Provided (Used) by Financing Activities	5,631,428	16,651,027

	Nine Months Ended September 30,
	2023	2022
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,116)	(234,580)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(1,674,528)	$1,103,561
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	13,385,370	10,526,304
Cash, Cash Equivalents and Restricted Cash, End of Period	$11,710,842	$11,629,865

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668
Restricted Cash and Cash Equivalents	253,431	134,298
Total Asset Management	6,958,756	6,833,966
Insurance
Cash and Cash Equivalents	$6,118,231	$3,391,934
Restricted Cash and Cash Equivalents	308,383	300,404
Total Insurance	6,426,614	3,692,338

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$13,385,370	$10,526,304

End of the Period
Asset Management
Cash and Cash Equivalents	$6,977,836	$6,911,691
Restricted Cash and Cash Equivalents	74,043	201,194
Total Asset Management	7,051,879	7,112,885
Insurance
Cash and Cash Equivalents	$4,316,606	$4,147,146
Restricted Cash and Cash Equivalents	342,357	369,834
Total Insurance	4,658,963	4,516,980

Cash, Cash Equivalents and Restricted Cash, End of Period	$11,710,842	$11,629,865

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,958,661	$1,112,596
Payments for Income Taxes	$809,873	$556,195
Payments for Operating Lease Liabilities	$43,511	$37,533

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$—	$84,786
Non-Cash Distribution to Noncontrolling Interests	$(279,798)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(396,043)	$3,056,342
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$—	$(1,064,790)
Tax Effects of Changes in Ownership and Other	$1,780	$—
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$24,809	$47,032
Investments Acquired through Reinsurance Agreements	$788,095	$2,697,956
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$43,968	$2,544,504

Change in Consolidation
Investments - Asset Management	$(335,637)	$(57,440)
Investments - Insurance	$(93,545)	$—
Other Assets	$(2,780)	$(59,675)
Debt Obligations	$—	$(50,339)
Due to Affiliates	$—	$(174)
Accrued Expenses and Other Liabilities	$(20,434)	$(4,162)
Noncontrolling Interests	$(360,877)	$—
Redeemable Noncontrolling Interests	$(27,821)	$—

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of September 30, 2023, KKR & Co. Inc. held indirectly approximately 99.6% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through vested restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage our business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and preferred units with economic terms that mirror the Series C Mandatory Convertible Preferred Stock issued by KKR & Co. Inc. prior to redemption of the Series C Mandatory Convertible Preferred Stock.
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the nine months ended September 30, 2023, there were no significant updates to KKR’s significant accounting policies.

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
During the third quarter of 2023, KKR performed its annual impairment analysis for the goodwill recorded at the asset management and insurance reporting units.
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
KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at the insurance reporting unit. Based upon this assessment, KKR determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying value. Additionally, the insurance reporting unit had a negative carrying value, which was primarily due to unrealized losses on Global Atlantic's available-for-sale fixed maturity investment portfolio. Global Atlantic expects that substantially all of these unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. As of September 30, 2023, the amount of goodwill allocated to the insurance reporting unit was $501.5 million.
Additionally, during the third quarter of 2023, KKR performed its annual impairment analysis on KJRM’s investment management contracts recorded at KKR’s asset management business, which were determined to have indefinite useful lives and are not subject to amortization. KKR elected to perform a qualitative assessment for the purposes of its impairment analysis. Based upon this assessment, KKR determined that it is more likely than not that the fair value of the KJRM investment management contracts exceeded their carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, and current and projected financial performance.
For additional details on the KJRM acquisitions see Note 3 "Acquisitions."
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

Notes to Financial Statements (Continued)
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
Internal replacements
An internal replacement is a modification in product benefits, features, rights, or coverages that occurs by the legal extinguishment of one contract and the issuance of another contract (a contract exchange), or by amendment, endorsement, or rider to a contract, or by the election of a benefit, feature, right, or coverage within a contract. If the modification does not substantially change the contract, the unchanged contract is viewed as a prospective revision and the unamortized DAC is adjusted prospectively. As such, unamortized DAC and other associated balances from the unchanged contract are retained and acquisition costs incurred to modify the contract are not deferred but expensed as incurred. Other balances associated with the unchanged contract, such as any liability for future policyholder benefit or market risk benefits, should similarly be accounted for as if the unchanged contract is a continuation of the original contract. If an internal replacement represents a substantial change, the original contract is considered to be extinguished and any related DAC or other policy balances are charged or credited to income, and any new deferrable costs associated with the replacement contract are deferred.

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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
Reinsurance
Consistent with the overall business strategy, Global Atlantic assumes certain policy risks written by other insurance companies on a coinsurance, modified coinsurance or funds withheld coinsurance basis. Reinsurance accounting is applied for these ceded and assumed transactions when risk transfer provisions have been met. To meet risk transfer requirements, a long-duration reinsurance contract must transfer mortality or morbidity risks, and subject the reinsurer to a reasonable possibility of a significant loss. Those contracts that do not meet risk transfer requirements are accounted for using deposit accounting. Global Atlantic seeks to diversify risk and limits its overall financial exposure through reinsurance.
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

Notes to Financial Statements (Continued)
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
Certain events particular to each industry and country or region in which the portfolio companies conduct their operations, as well as general market, economic, political and geopolitical, regulatory and public health conditions, may have a significant negative impact on KKR’s investments and profitability. Such events are beyond KKR’s control, and the likelihood that they may occur and the effect on KKR's use of estimates cannot be predicted. Actual results could differ from those estimates, and such differences could be material to the financial statements.
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
(1)The $1,220.4 million balance associated with market risk benefits prior to transition was previously recorded as product guarantees either as an embedded derivative in contractholder deposits of $236.0 million, or as an additional liability for insurance benefits of $984.4 million under policy liabilities extinguished at transition, and remeasured as market risk benefits.

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

Notes to Financial Statements (Continued)
As a result of the retrospective application of the LDTI adoption, KKR adjusted certain previously reported amounts in its consolidated statements of financial condition, consolidated statements of operations, consolidated statements of comprehensive income, and consolidated statements of cash flows, as follows:

Consolidated statement of financial condition as of December 31, 2022	As previously reported	Adjustment	As revised
Reinsurance recoverable	$27,919,591	$(1,897,510)	$26,022,081
Insurance intangibles	1,722,681	608,813	2,331,494
Other assets	6,483,187	(441,858)	6,041,329
Total assets	277,077,191	(1,730,555)	275,346,636
Policy liabilities	141,223,287	(3,442,358)	137,780,929
Accrued expenses and other liabilities	4,600,377	(2)	4,600,375
Total liabilities	223,418,306	(3,442,360)	219,975,946
Additional paid-in capital	16,190,407	93,650	16,284,057
Retained earnings	6,315,711	385,396	6,701,107
Accumulated other comprehensive income (loss)	(5,901,701)	599,901	(5,301,800)
Noncontrolling interest	35,778,000	632,858	36,410,858
Total equity	53,506,820	1,711,805	55,218,625
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

Consolidated statement of operations for the three months ended September 30, 2022	As previously reported	Adjustment	As revised
Policy fees	$320,206	$(1,981)	$318,225
Net policy benefits and claims(1)	1,087,731	(256,288)	831,443
Amortization of policy acquisition costs	8,222	(2,395)	5,827
Insurance expenses	158,280	(1,848)	156,432
General, administrative and other	178,443	209	178,652
Income tax expense	27,434	54,251	81,685
Net Income (Loss)	(79,587)	204,090	124,503
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	(91,646)	124,283	32,637
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	(0.11)	0.15	0.04
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	(0.11)	0.15	0.04
_________________
(1)Includes adjustment for market risk benefit gain for the three months ended September 30, 2022 of $(237.7) million.

Consolidated statement of operations for the nine months ended September 30, 2022	As previously reported	Adjustment	As revised
Policy fees	$964,349	$(13,312)	$951,037
Net policy benefits and claims(1)	1,768,384	(679,942)	1,088,442
Amortization of policy acquisition costs	13,693	(19,698)	(6,005)
Insurance expenses	406,088	(3,515)	402,573
General, administrative and other	516,549	978	517,527
Income tax expense (benefit)	(128,836)	144,661	15,825
Net Income (Loss)	(981,395)	544,204	(437,191)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	(993,350)	281,576	(711,774)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	(1.40)	0.40	(1.00)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	(1.40)	0.40	(1.00)
_________________
(1)Includes adjustment for market risk benefit gain for the nine months ended September 30, 2022 of $(631.6) million.

Notes to Financial Statements (Continued)

Consolidated statement of comprehensive income for the three months ended September 30, 2022	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(2,241,482)	$(84,012)	$(2,325,494)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	283,430	283,430
Comprehensive Income (Loss)	(2,359,465)	403,508	(1,955,957)
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	(1,538,733)	246,535	(1,292,198)

Consolidated statement of comprehensive income for the nine months ended September 30, 2022	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(9,002,927)	$(426,467)	$(9,429,394)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	1,593,368	1,593,368
Comprehensive Income (Loss)	(10,164,372)	1,711,105	(8,453,267)
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	(5,615,823)	845,037	(4,770,786)

Consolidated statement of cash flow for the nine months ended September 30, 2022	As previously reported	Adjustment	As revised
Net realized (gains) losses on insurance operations	$235,888	$(631,619)	$(395,731)
Other non-cash amounts	37,268	24,394	61,662
Change in policy liabilities and accruals, net	(286,072)	(79,102)	(365,174)
Change in other assets	1,462,938	144,662	1,607,600
Change in accrued expenses and other liabilities	(2,783,578)	(2,539)	(2,786,117)
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

Notes to Financial Statements (Continued)
4. REVENUES - ASSET MANAGEMENT
For the three and nine months ended September 30, 2023 and 2022, respectively, Asset Management revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management Fees	$458,624	$419,876	$1,358,526	$1,236,151
Fee Credits	(60,671)	(136,996)	(167,814)	(388,315)
Transaction Fees	180,794	328,483	660,049	973,310
Monitoring Fees	34,253	29,683	98,902	99,605
Incentive Fees	3,150	1,402	21,721	15,600
Expense Reimbursements	15,982	10,733	48,366	77,612
Consulting Fees	23,235	20,748	67,080	55,741
Total Fees and Other	655,367	673,929	2,086,830	2,069,704

Carried Interest	841,092	(477,681)	1,724,777	(1,999,678)
General Partner Capital Interest	168,553	(95,182)	430,783	(442,402)
Total Capital Allocation-Based Income (Loss)	1,009,645	(572,863)	2,155,560	(2,442,080)

Total Revenues - Asset Management	$1,665,012	$101,066	$4,242,390	$(372,376)

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$75,764	$902,439	$978,203	$265,176	$(263,720)	$1,456
Credit (1)	(5,249)	(53,016)	(58,265)	(91,950)	(131,594)	(223,544)
Investments of Consolidated CFEs (1)	(46,266)	370,853	324,587	(29,402)	30,765	1,363
Real Assets (1)	(313,139)	486,868	173,729	23,210	(266,029)	(242,819)
Equity Method - Other (1)	130,634	51,227	181,861	40,696	(166,024)	(125,328)
Other Investments (1)	5,190	(84,446)	(79,256)	(18,159)	(332,946)	(351,105)
Foreign Exchange Forward Contracts and Options (2)	61,211	105,328	166,539	190,047	403,719	593,766
Securities Sold Short (2)	(938)	9,967	9,029	23,523	78	23,601
Other Derivatives (2)	(205)	11,621	11,416	(13,905)	18,687	4,782
Debt Obligations and Other (3)	23,989	(263,623)	(239,634)	(60,242)	(1,110)	(61,352)
Net Gains (Losses) From Investment Activities	$(69,009)	$1,537,218	$1,468,209	$328,994	$(708,174)	$(379,180)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$247,689	$1,373,121	$1,620,810	$689,141	$(2,192,262)	$(1,503,121)
Credit (1)	(305,061)	368,744	63,683	(145,416)	(630,558)	(775,974)
Investments of Consolidated CFEs (1)	(96,148)	939,835	843,687	(26,248)	(1,713,464)	(1,739,712)
Real Assets (1)	(252,085)	(22,676)	(274,761)	283,773	958,473	1,242,246
Equity Method - Other (1)	188,670	314,010	502,680	94,989	(484,292)	(389,303)
Other Investments (1)	(317,609)	103,631	(213,978)	18,744	(700,176)	(681,432)
Foreign Exchange Forward Contracts and Options (2)	63,682	71,525	135,207	331,889	485,642	817,531
Securities Sold Short (2)	(1,894)	6,539	4,645	83,075	20,422	103,497
Other Derivatives (2)	13,743	17,532	31,275	(30,527)	61,015	30,488
Debt Obligations and Other (3)	100,084	(934,447)	(834,363)	(140,838)	1,686,230	1,545,392
Net Gains (Losses) From Investment Activities	$(358,929)	$2,237,814	$1,878,885	$1,158,582	$(2,508,970)	$(1,350,388)
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
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities – interest and other income	$1,128,962	$820,530	$3,265,774	$2,257,169
Mortgage and other loan receivables	491,922	411,215	1,423,142	1,108,919
Investments in transportation and other leased assets	81,365	73,192	236,280	207,585
Investments in renewable energy	41,061	70,300	78,990	139,937
Investments in real estate	42,447	41,261	121,908	75,118
Short-term and other investment income	52,072	33,669	184,366	84,166
Income assumed from funds withheld receivable at interest	23,765	24,104	71,547	67,206
Policy loans	9,588	7,011	28,289	21,977
Income ceded to funds withheld payable at interest	(331,691)	(238,817)	(950,174)	(657,280)
Gross investment income	1,539,491	1,242,465	4,460,122	3,304,797
Less investment expenses:
Investment management and administration	83,424	87,282	248,902	296,069
Transportation and renewable energy asset depreciation and maintenance	45,931	54,233	152,319	157,042
Interest expense on derivative collateral and repurchase agreements	(1,994)	6,073	35,019	12,315
Net investment income	$1,412,130	$1,094,877	$4,023,882	$2,839,371

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
Net investment-related losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized losses on available-for-sale fixed maturity debt securities	$(15,156)	$(8,277)	$(67,195)	$(539,000)
Credit loss allowances on available-for-sale securities	24,916	(15,065)	(82,024)	(32,109)
Credit loss allowances on mortgage and other loan receivables	(29,824)	(12,112)	(124,515)	(50,495)
Allowances on unfunded commitments	(5,100)	1,292	26,494	(2,086)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	—	—	(26,741)	—
Unrealized losses on fixed maturity securities classified as trading	(594,218)	(720,418)	(284,555)	(2,748,542)
Unrealized losses on investments recognized under the fair-value option	(6,750)	(22,995)	(65,963)	(63,923)
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(26,442)	(34,479)	(6,621)	88,609
Net gains on derivative instruments	314,380	655,304	44,399	2,370,404
Realized gains on funds withheld at interest payable portfolio	5,720	3,652	13,332	5,992
Realized (losses) gains on funds withheld at interest receivable portfolio	(4,821)	3,858	892	7,296
Other realized losses	(935)	(24,590)	(7,116)	(4,982)
Net investment-related losses	$(338,230)	$(173,830)	$(579,613)	$(968,836)

Notes to Financial Statements (Continued)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$22,951	$206,347	$229,298	$1,298	$127,034	$128,332
Initial impairments for credit losses recognized on securities not previously impaired	111	6,325	6,436	20,848	53,333	74,181
Accretion of initial credit loss allowance on purchased credit deteriorated ("PCD") securities	—	237	237	—	924	924
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	(584)	(3,836)	(4,420)	(584)	(10,497)	(11,081)
Net additions / reductions for securities previously impaired	(4,038)	(27,314)	(31,352)	(3,122)	10,965	7,843
Balance, as of end of period	$18,440	$181,759	$200,199	$18,440	$181,759	$200,199

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$7,842	$94,451	$102,293	$3,238	$84,895	$88,133
Initial impairments for credit losses recognized on securities not previously impaired	669	11,903	12,572	791	47,858	48,649
Initial credit loss allowance recognized on PCD securities	—	—	—	—	707	707
Accretion of initial credit loss allowance on PCD securities	—	581	581	—	1,449	1,449
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities previously identified as credit impaired	—	(3,352)	(3,352)	—	(7,811)	(7,811)
Net additions / reductions for securities previously impaired	121	2,372	2,493	4,603	(21,143)	(16,540)
Balances charged off	(7,841)	—	(7,841)	(7,841)	—	(7,841)
Balance, as of end of period	$791	$105,955	$106,746	$791	$105,955	$106,746

Notes to Financial Statements (Continued)
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$239,866	$139,936	$198,247	$578,049	$227,315	$125,824	$207,089	$560,228
Net provision (release)	21,725	(14,663)	22,762	29,824	48,276	2,871	73,368	124,515
Charge-offs	—	(2,648)	(41,520)	(44,168)	(14,000)	(6,070)	(111,468)	(131,538)
Recoveries of amounts previously charged-off	—	—	5,334	5,334	—	—	15,834	15,834
Balance, as of end of period	$261,591	$122,625	$184,823	$569,039	$261,591	$122,625	$184,823	$569,039

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$103,944	$96,194	$211,747	$411,885	$65,970	$72,082	$236,025	$374,077
Net provision (release)	26,817	(891)	(13,814)	12,112	64,791	23,221	(37,517)	50,495
Charge-offs	—	—	(671)	(671)	—	—	(1,246)	(1,246)
Balance, as of end of period	$130,761	$95,303	$197,262	$423,326	$130,761	$95,303	$197,262	$423,326

Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AFS fixed maturity securities:
Proceeds from voluntary sales	$1,180,675	$807,228	$4,316,003	$10,869,470
Gross gains	15,152	8,007	45,717	18,203
Gross losses	(27,499)	(14,676)	(108,355)	(547,123)

Notes to Financial Statements (Continued)
8. INVESTMENTS
Investments consist of the following:

	September 30, 2023	December 31, 2022
Asset Management
Private Equity	$31,044,095	$26,607,688
Credit	8,070,017	7,804,392
Investments of Consolidated CFEs	24,405,708	22,492,366
Real Assets	20,631,391	17,976,366
Equity Method - Other	7,153,326	6,838,541
Equity Method - Capital Allocation-Based Income	8,484,267	6,862,712
Other Investments	4,012,409	3,793,398
Investments - Asset Management	$103,801,213	$92,375,463

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$64,730,449	$61,939,529
Mortgage and other loan receivables	37,000,178	35,090,698
Fixed maturity securities, trading, at fair value(2)	11,955,033	12,038,847
Other investments	10,584,036	11,374,656
Funds withheld receivable at interest	2,758,811	2,868,036
Policy loans	872,992	868,911
Equity securities at fair value	20,082	18,499
Investments - Insurance	$127,921,581	$124,199,176

Total Investments	$231,722,794	$216,574,639
(1)Amortized cost of $77.2 billion and $73.6 billion, net of credit loss allowances of $200.2 million and $128.3 million, respectively.
(2)Amortized cost of $15.0 billion and $14.8 billion, respectively.

As of both September 30, 2023 and December 31, 2022, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of September 30, 2023			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$565,036	$—	$3	$(90,670)	$474,369
U.S. state, municipal and political subdivisions	5,351,849	—	1,034	(1,337,325)	4,015,558
Corporate	46,008,153	(18,440)	42,389	(8,819,906)	37,212,196
Residential mortgage-backed securities, or “RMBS”	8,524,378	(133,195)	14,054	(812,153)	7,593,084
Commercial mortgage-backed securities, or “CMBS”	7,407,932	(16,527)	621	(818,220)	6,573,806
Collateralized bond obligations, or “CBOs”	2,964,366	(1,047)	—	(191,728)	2,771,591
CLOs	3,413,888	(20,295)	2,941	(85,387)	3,311,147
Asset-backed securities, or “ABSs”	2,957,983	(10,695)	16,501	(185,091)	2,778,698
Total AFS fixed maturity securities	$77,193,585	$(200,199)	$77,543	$(12,340,480)	$64,730,449

Notes to Financial Statements (Continued)
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(14.8) million.

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
The maturity distribution for AFS fixed maturity securities is as follows:

As of September 30, 2023	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$1,607,802	$1,588,639
Due after one year through five years	12,726,886	12,119,833
Due after five years through ten years	8,507,921	7,645,628
Due after ten years	29,063,989	20,348,023
Subtotal	51,906,598	41,702,123
RMBS	8,391,183	7,593,084
CMBS	7,391,405	6,573,806
CBOs	2,963,319	2,771,591
CLOs	3,393,593	3,311,147
ABSs	2,947,288	2,778,698
Total AFS fixed maturity securities	$76,993,386	$64,730,449
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

Notes to Financial Statements (Continued)

	Nine Months Ended September 30,
	2023	2022
Purchase price of PCD securities acquired during the current period	$—	$24,005
Allowance for credit losses at acquisition	—	707
Discount attributable to other factors	—	1,710
Par value	$—	$26,422
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of September 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$266,332	$(9,332)	$183,817	$(81,338)	$450,149	$(90,670)
U.S. state, municipal and political subdivisions	424,498	(27,065)	3,536,410	(1,310,260)	3,960,908	(1,337,325)
Corporate	8,089,610	(425,401)	25,946,689	(8,394,505)	34,036,299	(8,819,906)
RMBS	2,561,437	(111,145)	4,406,053	(701,008)	6,967,490	(812,153)
CBOs	1,801	(183)	2,767,208	(191,545)	2,769,009	(191,728)
CMBS	437,069	(12,084)	6,026,738	(806,136)	6,463,807	(818,220)
CLOs	459,103	(3,405)	2,042,934	(81,982)	2,502,037	(85,387)
ABSs	568,097	(21,881)	1,681,164	(163,210)	2,249,261	(185,091)
Total AFS fixed maturity securities in a continuous loss position	$12,807,947	$(610,496)	$46,591,013	$(11,729,984)	$59,398,960	$(12,340,480)

	Less than 12 months		12 months or more		Total
As of December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$122,272	$(52,639)	$108,498	$(19,855)	$230,770	$(72,494)
U.S. state, municipal and political subdivisions	2,321,404	(605,698)	1,780,984	(628,176)	4,102,388	(1,233,874)
Corporate	14,792,384	(2,114,695)	17,943,907	(5,869,646)	32,736,291	(7,984,341)
RMBS	3,998,737	(442,543)	2,068,529	(391,669)	6,067,266	(834,212)
CBOs	1,351,552	(103,499)	1,482,099	(114,274)	2,833,651	(217,773)
CMBS	4,054,053	(445,168)	2,338,517	(389,567)	6,392,570	(834,735)
CLOs	1,862,608	(139,766)	636,014	(60,394)	2,498,622	(200,160)
ABSs	1,610,876	(113,285)	832,635	(115,365)	2,443,511	(228,650)
Total AFS fixed maturity securities in a continuous loss position	$30,113,886	$(4,017,293)	$27,191,183	$(7,588,946)	$57,305,069	$(11,606,239)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $783.5 million and $836.3 million as of September 30, 2023 and December 31, 2022, respectively. The single largest unrealized loss on AFS fixed maturity securities was $67.4 million and $60.4 million as of September 30, 2023 and December 31, 2022, respectively. Global Atlantic had 6,502 and 6,328 securities in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
As of September 30, 2023, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 5,164 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	September 30, 2023	December 31, 2022
Commercial mortgage loans(1)	$20,467,506	$18,830,780
Residential mortgage loans(1)	11,779,846	10,688,972
Consumer loans	4,634,693	5,228,534
Other loan receivables(2)	687,172	902,640
Total mortgage and other loan receivables	37,569,217	35,650,926
Allowance for credit losses(3)	(569,039)	(560,228)
Total mortgage and other loan receivables, net of allowance for credit losses	$37,000,178	$35,090,698
(1)Includes $738.1 million and $787.5 million of loans carried at fair value using the fair value option as of September 30, 2023 and December 31, 2022, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $822.5 million and $871.2 million as of September 30, 2023 and December 31, 2022, respectively.
(2)As of September 30, 2023 and December 31, 2022, other loan receivables consisted primarily of loans collateralized by aircraft of $261.4 million and $282.3 million, respectively, and loans collateralized by residential mortgages of $200.0 million for both periods.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(104.6) million and $(106.2) million as of September 30, 2023 and December 31, 2022, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of September 30, 2023:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2023	$52,393	$826,901	$879,294
2024	217,260	2,208,878	2,426,138
2025	15,100	3,843,880	3,858,980
2026	860,713	5,084,098	5,944,811
2027	841,939	3,038,415	3,880,354
2028	127,864	1,355,425	1,483,289
2029 and thereafter	9,664,577	4,109,909	13,774,486
Total	$11,779,846	$20,467,506	$32,247,352
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

Notes to Financial Statements (Continued)
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans – carrying value by geographic region	September 30, 2023		December 31, 2022
Pacific	$7,987,674	24.8%	$7,197,110	24.4%
West South Central	4,105,006	12.7%	3,582,648	12.1%
South Atlantic	8,850,106	27.4%	8,051,653	27.3%
Middle Atlantic	4,048,371	12.6%	3,590,530	12.2%
East North Central	1,152,817	3.6%	1,240,264	4.2%
Mountain	3,216,063	10.0%	3,152,895	10.7%
New England	1,424,134	4.4%	1,414,897	4.8%
East South Central	738,823	2.3%	712,886	2.4%
West North Central	350,230	1.1%	349,079	1.2%
Other regions	374,128	1.1%	227,790	0.7%
Total by geographic region	$32,247,352	100.0%	$29,519,752	100.0%

Mortgage loans – carrying value by property type	September 30, 2023		December 31, 2022
Residential	$11,779,846	36.5%	$10,688,972	36.2%
Office building	4,525,326	14.0%	4,594,238	15.6%
Multi-family	10,492,954	32.5%	9,698,728	32.9%
Industrial	3,939,943	12.2%	3,139,163	10.6%
Retail	446,278	1.4%	630,455	2.1%
Other property types	800,616	2.6%	582,479	2.0%
Warehouse	262,389	0.8%	185,717	0.6%
Total by property type	$32,247,352	100.0%	$29,519,752	100.0%
As of September 30, 2023 and December 31, 2022, Global Atlantic had $225.0 million and $192.3 million of mortgage loans that were 90 days or more past due or in the process of foreclosure, respectively, and have been classified as non-income producing. Global Atlantic ceases accrual of interest on loans that are more than 90 days past due and recognizes income as cash is received.

Notes to Financial Statements (Continued)
Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of September 30, 2023 and December 31, 2022:

	By year of origination
Performance status as of September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgage loans
Current-period gross charge-offs	$—	$—	$—	$—	$(14,000)	$—	$(14,000)

Current	$1,990,906	$6,284,223	$6,824,505	$649,280	$1,472,474	$3,156,018	$20,377,406
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	90,100	—	—	—	90,100
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$1,990,906	$6,284,223	$6,914,605	$649,280	$1,472,474	$3,156,018	$20,467,506
Residential mortgage loans
Current-period gross charge-offs	$—	$(312)	$(2,148)	$(982)	$(1,300)	$(1,328)	$(6,070)

Current	$1,533,319	$2,011,176	$4,590,385	$1,549,478	$237,144	$1,384,859	$11,306,361
30 to 59 days past due	36,491	24,872	34,446	2,786	2,915	95,013	196,523
60 to 89 days past due	3,562	4,762	12,261	1,076	87	30,223	51,971
90 days or more past due	3,901	11,328	66,570	11,997	12,687	118,508	224,991
Total residential mortgage loans	$1,577,273	$2,052,138	$4,703,662	$1,565,337	$252,833	$1,628,603	$11,779,846
Consumer loans
Current-period gross charge-offs	$(88)	$(11,557)	$(59,347)	$(15,715)	$(10,340)	$(14,421)	$(111,468)

Current	$84,528	$541,542	$1,831,509	$728,355	$641,316	$680,163	$4,507,413
30 to 59 days past due	563	4,667	31,791	5,281	4,742	13,211	60,255
60 to 89 days past due	260	2,959	14,366	3,367	2,441	6,993	30,386
90 days or more past due	—	4,612	15,233	5,358	3,982	7,454	36,639
Total consumer loans	$85,351	$553,780	$1,892,899	$742,361	$652,481	$707,821	$4,634,693
Total mortgage and consumer loan receivables	$3,653,530	$8,890,141	$13,511,166	$2,956,978	$2,377,788	$5,492,442	$36,882,045

Notes to Financial Statements (Continued)

	By year of origination
Performance status as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
Residential mortgage loans
Current	$1,855,038	$4,802,333	$1,879,606	$264,050	$13,670	$1,485,244	$10,299,941
30 to 59 days past due	10,534	49,169	6,144	6,471	—	80,357	152,675
60 to 89 days past due	796	13,143	2,016	955	—	27,114	44,024
90 days or more past due	7,598	35,978	11,483	8,389	2,438	126,446	192,332
Total residential mortgage loans	$1,873,966	$4,900,623	$1,899,249	$279,865	$16,108	$1,719,161	$10,688,972
Total mortgage loans	$7,955,227	$11,746,462	$2,708,503	$1,809,762	$1,276,701	$4,023,097	$29,519,752
The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	December 31, 2022
Consumer loans
Current	$5,113,507
30 to 59 days past due	62,742
60 to 89 days past due	31,371
90 days or more past due	20,914
Total consumer loans	$5,228,534
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of September 30, 2023 and December 31, 2022:

Loan-to-value as of September 30, 2023, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2023	$1,990,906	$—	$—	$1,990,906
2022	5,918,474	365,749	—	6,284,223
2021	5,106,903	1,589,107	218,595	6,914,605
2020	483,676	93,626	71,978	649,280
2019	1,334,915	93,824	43,735	1,472,474
2018	857,463	52,158	156,429	1,066,050
Prior	2,038,568	—	51,400	2,089,968
Total commercial mortgage loans	$17,730,905	$2,194,464	$542,137	$20,467,506

Notes to Financial Statements (Continued)

Loan-to-value as of December 31, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$5,677,763	$403,498	$—	$6,081,261
2021	4,971,346	1,758,748	115,745	6,845,839
2020	650,825	123,343	35,086	809,254
2019	1,211,523	215,050	103,324	1,529,897
2018	1,061,566	18,885	180,142	1,260,593
2017	699,144	—	18,160	717,304
Prior	1,586,632	—	—	1,586,632
Total commercial mortgage loans	$15,858,799	$2,519,524	$452,457	$18,830,780
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% and 64% as of September 30, 2023 and December 31, 2022, respectively.
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
The table below presents the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the three and nine months ended September 30, 2023.

Three months ended September 30, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$57,749	$57,749	0.28%
Residential mortgage loans	79	—	8,255	921	9,255	0.08%
Consumer loans	2,128	1,183	7,924	4,912	16,147	0.35%
Total	$2,207	$1,183	$16,179	$63,582	$83,151
(1)Includes modifications involving deferral of amounts due, interest rate relief and/or maturity extension.

Nine months ended September 30, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$224,761	$224,761	1.10%
Residential mortgage loans	1,161	1,204	22,764	3,206	28,335	0.24%
Consumer loans	5,995	2,598	44,811	14,128	67,532	1.46%
Total(2)	$7,156	$3,802	$67,575	$242,095	$320,628

Notes to Financial Statements (Continued)
(1)Includes modifications involving deferral of amounts due, interest rate relief and/or maturity extension.
(2)Loans may have been modified more than once during the year; in this circumstance, the loan is only included once in this table. In addition, certain loans that were modified in prior quarters have since been repaid in full.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief involved either a change from a floating rate or a decrease in fixed rate to a weighted average fixed rate of 3.4%. The maturity extensions for these loans added a weighted-average of 2.9 years to the life of the loans. In addition, one of the commercial mortgage loans that had a combination of modifications had forgiveness of a portion of the principal due. Global Atlantic has commitments to lend additional funds of $15.9 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the nine months ended September 30, 2023.

Performance status as of September 30, 2023 by loan type	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial mortgage loans	$224,761	$—	$—	$—	$224,761
Residential mortgage loans	15,553	2,968	456	9,358	28,335
Consumer loans	51,522	9,399	3,925	2,686	67,532
Total	$291,836	$12,367	$4,381	$12,044	$320,628
Other investments
Other investments consist of the following:

	September 30, 2023	December 31, 2022
Investments in real estate(1)	$4,835,685	$4,641,429
Investments in renewable energy(2)	2,326,576	3,427,062
Investments in transportation and other leased assets(3)	2,858,123	2,821,602
Other investment partnerships	181,159	197,378
Federal Home Loan Bank (FHLB) common stock and other investments	382,493	287,185
Total other investments	$10,584,036	$11,374,656
(1)Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $144.7 million and $229.7 million as of September 30, 2023 and December 31, 2022, respectively.
(3)Net of accumulated depreciation of $284.6 million and $230.2 million as of September 30, 2023 and December 31, 2022, respectively.

The total amount of other investments accounted for using the equity method of accounting was $1.1 billion as of both September 30, 2023 and December 31, 2022, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $20.2 million and $21.0 million as of September 30, 2023 and December 31, 2022, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $204.0 million and $264.9 million as of September 30, 2023 and December 31, 2022, respectively.
Repurchase agreement transactions
As of September 30, 2023 and December 31, 2022, Global Atlantic participated in repurchase agreements with a notional value of $319.7 million and $798.9 million, respectively. As collateral for these transactions, Global Atlantic may post AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.

Notes to Financial Statements (Continued)
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of September 30, 2023 and December 31, 2022 is presented in the following tables:

As of September 30, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$—	$312,156	$312,156
Residential mortgage loans	—	21,066	—	—	21,066
Total assets pledged	$—	$21,066	$—	$312,156	$333,222

As of December 31, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$507,656	$325,912	$833,568
Total assets pledged	$—	$—	$507,656	$325,912	$833,568
Other pledges and restrictions
Certain of Global Atlantic’s subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $131.7 million and $129.3 million (accounted for at cost basis) of stock in FHLBs as of September 30, 2023 and December 31, 2022, respectively. In addition, Global Atlantic’s operating insurance subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $3.6 billion as of both September 30, 2023 and December 31, 2022.
Insurance – statutory deposits
As of September 30, 2023 and December 31, 2022, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $136.6 million and $142.7 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $283.2 million and $278.7 million as of September 30, 2023 and December 31, 2022, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of September 30, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$19,630,738	$717,228	$385,979
Other Derivatives	363,634	17,668	—
Total Asset Management	$19,994,372	$734,896	$385,979

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$8,676,000	$6,386	$881,058
Foreign currency contracts	2,199,080	56,397	20,887
Total derivatives designated as hedge accounting instruments	$10,875,080	$62,783	$901,945
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$23,181,739	$221,569	$725,079
Equity market contracts	36,260,670	1,075,617	166,749
Foreign currency contracts	944,247	95,847	34,180
Credit risk contracts	60,000	—	677
Total derivatives not designated as hedge accounting instruments	$60,446,656	$1,393,033	$926,685
Impact of netting(2)	$—	$(691,372)	$(691,372)
Total Insurance(1)	$71,321,736	$764,444	$1,137,258

Fair value included within total assets and liabilities	$91,316,108	$1,499,340	$1,523,237
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $72.1 million and the fair value of these embedded derivatives related to liabilities was $(513.4) million as of September 30, 2023.
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
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of September 30, 2023		As of December 31, 2022
	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)
AFS fixed maturity securities(2)	$2,111,083	$(13,118)	$2,010,748	$(61,785)
Debt	(1,534,747)	(238,848)	(945,873)	(201,603)
Policy liabilities	(6,111,619)	(372,284)	(5,670,884)	(435,494)
(1)Includes $33.5 million and $53.1 million of hedging adjustments on discontinued hedging relationships as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, there was a cumulative loss of $(283.8) million and $(169.8) million on the currently designated bond forwards recorded in accumulated other comprehensive loss, respectively. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
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

Notes to Financial Statements (Continued)
Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

	Three Months Ended September 30, 2023
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(68,477)	$(57,764)	$—
Foreign currency contracts	70,209	—	—	—	318
Total gains (losses) on derivatives designated as hedge instruments	$70,209	$—	$(68,477)	$(57,764)	$318
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$68,477	$57,764	$—
Foreign currency contracts	(69,155)	—	—	—	—
Total gains (losses) on hedged items	$(69,155)	$—	$68,477	$57,764	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$7,150	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	7,150	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$8,204	$—	$—	$—	$318
Cash flow hedges
Interest rate contracts	$(279)	$—	$—	$—	$(160,607)
Total gains (losses) on cash flow hedges	$(279)	$—	$—	$—	$(160,607)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$166,539	$—	$—	$—	$—
Other Derivatives	11,416	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$177,955	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$75,929	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	666,599	—	—	—	—
Equity index options	(191,382)	—	—	—	—
Equity future contracts	52,484	—	—	—	—
Interest rate contracts and other contracts	(297,107)	—	—	—	—
Credit risk contracts	(68)	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$306,455	$—	$—	$—	$—
Total	$492,335	$—	$—	$—	$(160,289)

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2023
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(119,815)	$(78,152)	$—
Foreign currency contracts	15,309	—	—	—	3,201
Total gains (losses) on derivatives designated as hedge instruments	$15,309	$—	$(119,815)	$(78,152)	$3,201
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$119,815	$78,152	$—
Foreign currency contracts	(13,118)	—	—	—	—
Total gains (losses) on hedged items	$(13,118)	$—	$119,815	$78,152	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$21,205	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	21,205	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$23,396	$—	$—	$—	$3,201
Cash flow hedges
Interest rate contracts	$(816)	$—	$—	$—	$(123,389)
Total gains (losses) on cash flow hedges	$(816)	$—	$—	$—	$(123,389)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$135,207	$—	$—	$—	$—
Other Derivatives	31,275	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$166,482	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$59,311	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	269,206	—	—	—	—
Equity index options	123,107	—	—	—	—
Equity future contracts	(36,724)	—	—	—	—
Interest rate contracts and other contracts	(392,876)	—	—	—	—
Credit risk contracts	(205)	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$21,819	$—	$—	$—	$—
Total	$210,881	$—	$—	$—	$(120,188)

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2022
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(157,135)	$(62,413)	$—
Foreign currency contracts	98,263	—	—	—	(10,652)
Total gains (losses) on derivatives designated as hedge instruments	$98,263	$—	$(157,135)	$(62,413)	$(10,652)
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$157,135	$62,413	$—
Foreign currency contracts	(105,645)	—	—	—	—
Total gains (losses) on hedged items	$(105,645)	$—	$157,135	$62,413	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$11,941	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$11,941	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$4,559	$—	$—	$—	$(10,652)
Cash flow hedges
Interest rate contracts	$156	$—	$—	$—	$(21,685)
Total gains (losses) on cash flow hedges	$156	$—	$—	$—	$(21,685)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$593,766	$—	$—	$—	$—
Other Derivatives	4,782	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$598,548	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$3,211	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	836,395	—	—	—	—
Equity index options	(156,561)	—	—	—	—
Equity future contracts	37,247	—	—	—	—
Interest rate contracts and other contracts	(107,494)	—	—	—	—
Credit risk contracts	370	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$613,168	$—	$—	$—	$—
Total	$1,216,431	$—	$—	$—	$(32,337)

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2022
	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$(426,794)	$(180,088)	$—
Foreign currency contracts	216,691	—	—	—	7,997
Total gains (losses) on derivatives designated as hedge instruments	$216,691	$—	$(426,794)	$(180,088)	$7,997
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$426,794	$180,088	$—
Foreign currency contracts	(205,746)	—	—	—	—
Total gains (losses) on hedged items	$(205,746)	$—	$426,794	$180,088	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$17,471	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$17,471	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$28,416	$—	$—	$—	$7,997
Cash flow hedges
Interest rate contracts	$577	$—	$—	$—	$(181,687)
Total gains (losses) on cash flow hedges	$577	$—	$—	$—	$(181,687)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$817,531	$—	$—	$—	$—
Other Derivatives	30,488	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$848,019	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$(64,130)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	3,380,530	—	—	—	—
Equity index options	(884,786)	—	—	—	—
Equity future contracts	199,432	—	—	—	—
Interest rate contracts and other contracts	(331,395)	—	—	—	—
Credit risk contracts	705	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$2,300,356	$—	$—	$—	$—
Total	$3,177,368	$—	$—	$—	$(173,690)

Notes to Financial Statements (Continued)
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of September 30, 2023	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,455,816	$(691,372)	$764,444	$(769,249)	$(4,805)
Derivative liabilities (excluding embedded derivatives)	$1,828,630	$(691,372)	$1,137,258	$1,047,274	$89,984
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$936,565	$(212,175)	$724,390	$(466,371)	$258,019
Derivative liabilities (excluding embedded derivatives)	$1,146,282	$(212,175)	$934,107	$366,508	$567,599
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
Assets, at fair value:

	September 30, 2023
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,381,871	$85,658	$29,576,566	$31,044,095
Credit	267,818	2,272,022	5,530,177	8,070,017
Investments of Consolidated CFEs	—	24,405,708	—	24,405,708
Real Assets	685,524	27,116	19,918,751	20,631,391
Equity Method - Other	403,272	717,387	1,723,081	2,843,740
Other Investments	226,546	89,038	3,696,825	4,012,409
Total Investments	$2,965,031	$27,596,929	$60,445,400	$91,007,360
Foreign Exchange Contracts and Options	—	717,228	—	717,228
Other Derivatives	65	17,603	—	17,668
Total Assets at Fair Value - Asset Management	$2,965,096	$28,331,760	$60,445,400	$91,742,256
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$396,345	$78,024	$—	$474,369
U.S. state, municipal and political subdivisions	—	4,015,558	—	4,015,558
Corporate	—	28,793,395	8,418,801	37,212,196
Structured securities	—	21,181,568	1,846,758	23,028,326
Total AFS fixed maturity securities	$396,345	$54,068,545	$10,265,559	$64,730,449
Trading fixed maturity securities:
U.S. government and agencies	$221,012	$55,834	$—	$276,846
U.S. state, municipal and political subdivisions	—	413,036	—	413,036
Corporate	—	6,594,115	623,735	7,217,850
Structured securities	—	3,398,099	649,202	4,047,301
Total trading fixed maturity securities	$221,012	$10,461,084	$1,272,937	$11,955,033
Equity securities	3,940	—	16,142	20,082
Mortgage and other loan receivables	—	—	738,109	738,109
Other investments(1)	—	—	5,019,478	5,019,478
Funds withheld receivable at interest	—	—	72,096	72,096
Reinsurance recoverable	—	—	963,670	963,670
Derivative assets:
Equity market contracts	37,448	1,038,169	—	1,075,617
Interest rate contracts	13,368	214,587	—	227,955
Foreign currency contracts	—	152,244	—	152,244
Impact of netting(2)	(15,174)	(676,198)	—	(691,372)
Total derivative assets	$35,642	$728,802	$—	$764,444
Separate account assets	3,899,903	—	—	3,899,903
Total Assets at Fair Value - Insurance	$4,556,842	$65,258,431	$18,347,991	$88,163,264

Total Assets at Fair Value	$7,521,938	$93,590,191	$78,793,391	$179,905,520

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III	Total
Asset Management
Private Equity	$1,057,025	$213,706	$25,336,957	$26,607,688
Credit	187,504	1,830,862	5,786,026	7,804,392
Investments of Consolidated CFEs	—	22,492,366	—	22,492,366
Real Assets	—	961,254	17,015,112	17,976,366
Equity Method - Other	435,315	883,652	1,624,420	2,943,387
Other Investments	395,972	63,060	3,334,366	3,793,398
Total Investments	$2,075,816	$26,444,900	$53,096,881	$81,617,597
Foreign Exchange Contracts and Options	—	668,716	—	668,716
Other Derivatives	9	7,510	—	7,519
Total Assets at Fair Value - Asset Management	$2,075,825	$27,121,126	$53,096,881	$82,293,832
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$283,402	$83,339	$—	$366,741
U.S. state, municipal and political subdivisions	—	4,410,960	—	4,410,960
Corporate	—	28,006,275	8,310,657	36,316,932
Structured securities	—	19,425,455	1,419,441	20,844,896
Total AFS fixed maturity securities	$283,402	$51,926,029	$9,730,098	$61,939,529
Trading fixed maturity securities:
U.S. government and agencies	$93,697	$59,940	$—	$153,637
U.S. state, municipal and political subdivisions	—	705,836	—	705,836
Corporate	—	7,218,354	672,023	7,890,377
Structured securities	—	2,645,186	643,811	3,288,997
Total trading fixed maturity securities	$93,697	$10,629,316	$1,315,834	$12,038,847
Equity securities	2,213	—	16,286	18,499
Mortgage and other loan receivables	—	—	787,515	787,515
Other investments(1)	—	—	4,883,441	4,883,441
Funds withheld receivable at interest	—	—	12,785	12,785
Reinsurance recoverable	—	—	981,775	981,775
Derivative assets:
Equity market contracts	31,025	595,366	—	626,391
Interest rate contracts	4,856	177,878	—	182,734
Foreign currency contracts	—	127,440	—	127,440
Impact of netting(2)	(7,079)	(205,096)	—	(212,175)
Total derivative assets	$28,802	$695,588	$—	$724,390
Separate account assets	4,130,794	—	—	4,130,794
Total Assets at Fair Value - Insurance	$4,538,908	$63,250,933	$17,727,734	$85,517,575

Total Assets at Fair Value	$6,614,733	$90,372,059	$70,824,615	$167,811,407
(1)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of September 30, 2023 and December 31, 2022, the fair value of these investments was $138.6 million and $148.9 million, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
Liabilities, at fair value:

	September 30, 2023
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$129,600	$—	$—		$129,600
Foreign Exchange Contracts and Options	—	385,979	—		385,979
Unfunded Revolver Commitments	—	—	97,841	(1)	97,841
Debt Obligations of Consolidated CFEs	—	24,461,634	—		24,461,634
Total Liabilities at Fair Value - Asset Management	$129,600	$24,847,613	$97,841		$25,075,054

Insurance
Policy liabilities(3) (including market risk benefits)	$—	$—	$1,124,916		$1,124,916
Closed block policy liabilities	—	—	1,002,277		1,002,277
Funds withheld payable at interest	—	—	(3,756,972)		(3,756,972)
Derivative instruments payable:
Equity market contracts	4,509	162,240	—		166,749
Interest rate contracts	15,728	1,590,409	—		1,606,137
Foreign currency contracts	—	55,067	—		55,067
Credit contracts	—	677	—		677
Impact of netting(2)	(15,174)	(676,198)	—		(691,372)
Total derivative instruments payable	5,063	1,132,195	—		1,137,258
Embedded derivative – interest-sensitive life products	—	—	388,050		388,050
Embedded derivative – annuity products	—	—	2,855,502		2,855,502
Total Liabilities at Fair Value - Insurance	$5,063	$1,132,195	$1,613,773		$2,751,031

Total Liabilities at Fair Value	$134,663	$25,979,808	$1,711,614		$27,826,085

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$158,751	$—	$—		$158,751
Foreign Exchange Contracts and Options	—	406,746	—		406,746
Unfunded Revolver Commitments	—	—	137,315	(1)	137,315
Other Derivatives	—	11,018	—		11,018
Debt Obligations of Consolidated CFEs	—	22,273,242	—		22,273,242
Total Liabilities at Fair Value - Asset Management	$158,751	$22,691,006	$137,315		$22,987,072

Insurance
Policy liabilities(3) (including market risk benefits)	$—	$—	$1,063,496		$1,063,496
Closed block policy liabilities	—	—	1,016,313		1,016,313
Funds withheld payable at interest	—	—	(3,487,766)		(3,487,766)
Derivative instruments payable:
Equity market contracts	2,692	88,652	—		91,344
Interest rate contracts	9,693	952,636	—		962,329
Foreign currency contracts	—	91,680	—		91,680
Credit contracts	—	929	—		929
Impact of netting(2)	(7,079)	(205,096)	—		(212,175)
Total derivative instruments payable	5,306	928,801	—		934,107
Embedded derivative – interest-sensitive life products	—	—	337,860		337,860
Embedded derivative – annuity products	—	—	1,851,381		1,851,381
Total Liabilities at Fair Value - Insurance	$5,306	$928,801	$781,284		$1,715,391

Total Liabilities at Fair Value	$164,057	$23,619,807	$918,599		$24,702,463
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreement.
(3)Includes market risk benefit of $774.6 million and $682.0 million as of September 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$28,606,221	$—	$—	$(29,417)	$298,497	$701,265	$—	$29,576,566	$678,202	$—
Credit	5,372,882	—	109,773	(19,717)	112,076	(44,837)	—	5,530,177	(38,343)	—
Real Assets	20,307,579	(208,748)	—	(628)	(190,681)	11,229	—	19,918,751	(22,971)	—
Equity Method - Other	1,695,170	—	—	—	(19,883)	47,794	—	1,723,081	44,146	—
Other Investments	3,670,330	—	—	—	97,979	(71,484)	—	3,696,825	(68,124)	—
Other Derivatives	—	—	—	—	—	—	—	—	—	—
Total Assets - Asset Management	$59,652,182	$(208,748)	$109,773	$(49,762)	$297,988	$643,967	$—	$60,445,400	$592,910	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,392,560	$—	$42,050	$—	$28,531	$(43,972)	$(368)	$8,418,801	$—	$(886)
Structured securities	1,922,744	—	—	(12,292)	(96,937)	7,887	25,356	1,846,758	—	23,344
Total AFS fixed maturity securities	10,315,304	—	42,050	(12,292)	(68,406)	(36,085)	24,988	10,265,559	—	22,458
Trading fixed maturity securities:
Corporate fixed maturity securities	636,764	—	—	(188)	(8,061)	(4,780)	—	623,735	(4,279)	—
Structured securities	658,183	—	—	(5,131)	(6,765)	2,915	—	649,202	1,483	—
Total trading fixed maturity securities	1,294,947	—	—	(5,319)	(14,826)	(1,865)	—	1,272,937	(2,796)	—
Equity securities	15,695	—	—	—	—	447	—	16,142	447	—
Mortgage and other loan receivables	768,276	—	—	—	(25,040)	(5,127)	—	738,109	(5,294)	—
Other investments	5,016,427	—	—	—	44,052	(41,001)	—	5,019,478	(32,115)	—
Funds withheld receivable at interest	(3,833)	—	—	—	—	75,929	—	72,096	—	—
Reinsurance recoverable	988,639	—	—	—	795	(25,764)	—	963,670	—	—
Total Assets - Insurance	$18,395,455	$—	$42,050	$(17,611)	$(63,425)	$(33,466)	$24,988	$18,347,991	$(39,758)	$22,458

Total	$78,047,637	$(208,748)	$151,823	$(67,373)	$234,563	$610,501	$24,988	$78,793,391	$553,152	$22,458

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$25,336,957	$—	$—	$(29,417)	$3,195,060	$1,073,966	$—	$29,576,566	$1,115,397	$—
Credit	5,786,026	—	127,401	(43,475)	(353,479)	13,704	—	5,530,177	63,854	—
Real Assets	17,015,112	(335,637)	—	(628)	3,578,420	(338,516)	—	19,918,751	(369,658)	—
Equity Method - Other	1,624,420	—	—	(2,335)	(11,383)	112,379	—	1,723,081	113,338	—
Other Investments	3,334,366	—	22,777	(22,376)	533,086	(171,028)	—	3,696,825	(171,116)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management	$53,096,881	$(335,637)	$150,178	$(98,231)	$6,943,857	$688,352	$—	$60,445,400	$751,815	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,310,657	$—	$75,246	$—	$10,513	$(5,711)	$28,096	$8,418,801	$—	$45,705
Structured securities	1,419,441	—	275,347	(15,666)	87,917	10,982	68,737	1,846,758	—	63,376
Total AFS fixed maturity securities	9,730,098	—	350,593	(15,666)	98,430	5,271	96,833	10,265,559	—	109,081
Trading fixed maturity securities:
Corporate fixed maturity securities	672,023	—	—	(188)	(32,845)	(15,255)	—	623,735	(13,350)	—
Structured securities	643,811	—	11,971	(11,878)	6,229	(931)	—	649,202	(686)	—
Total trading fixed maturity securities	1,315,834	—	11,971	(12,066)	(26,616)	(16,186)	—	1,272,937	(14,036)	—
Equity securities	16,286	—	—	—	—	(144)	—	16,142	(144)	—
Mortgage and other loan receivables	787,515	—	—	—	(51,906)	2,500	—	738,109	910	—
Other investments	4,883,441	—	—	—	209,337	(73,300)	—	5,019,478	(65,760)	—
Funds withheld receivable at interest	12,785	—	—	—	—	59,311	—	72,096	—	—
Reinsurance recoverable	981,775	—	—	—	(9,795)	(8,310)	—	963,670	—	—
Total Assets - Insurance	$17,727,734	$—	$362,564	$(27,732)	$219,450	$(30,858)	$96,833	$18,347,991	$(79,030)	$109,081

Total	$70,824,615	$(335,637)	$512,742	$(125,963)	$7,163,307	$657,494	$96,833	$78,793,391	$672,785	$109,081

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$22,918,721	$(49,000)	$—	$—	$2,251,233	$(47,658)	$—	$25,073,296	$(180,571)	$—
Credit	4,927,912	34,245	—	(554)	682,518	(199,282)	—	5,444,839	(199,923)	—
Real Assets	15,951,741	—	—	—	(14,403)	(351,290)	—	15,586,048	(452,358)	—
Equity Method - Other	1,474,357	156,183	—	—	(656)	(68,263)	—	1,561,621	(68,229)	—
Other Investments	2,934,772	513,875	—	(492)	(55,787)	(258,945)	—	3,133,423	(253,841)	—
Other Derivatives	41,939	—	—	—	(33,907)	5,218	—	13,250	729	—
Total Assets - Asset Management	$48,249,442	$655,303	$—	$(1,046)	$2,828,998	$(920,220)	$—	$50,812,477	$(1,154,193)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,043,069	$—	$—	$(23,071)	$126,232	$(103,994)	$(64,334)	$7,977,902	$—	$(80,146)
Structured securities	1,283,879	—	—	—	150,387	4,007	(35,970)	1,402,303	—	(35,910)
Total AFS fixed maturity securities	9,326,948	—	—	(23,071)	276,619	(99,987)	(100,304)	9,380,205	—	(116,056)
Trading fixed maturity securities:
Corporate fixed maturity securities	667,014	—	—	—	(6,766)	(27,101)	—	633,147	(26,661)	—
Structured securities	579,701	—	9,900	(6,521)	(9,734)	(29,455)	—	543,891	(29,185)	—
Total trading fixed maturity securities	1,246,715	—	9,900	(6,521)	(16,500)	(56,556)	—	1,177,038	(55,846)	—
Equity securities	17,317	—	—	—	—	(2)	—	17,315	(2)	—
Mortgage and other loan receivables	905,663	—	—	—	(17,532)	(17,656)	—	870,475	(17,258)	—
Other investments	4,011,106	—	—	—	281,471	(38,704)	—	4,253,873	(39,632)	—
Funds withheld receivable at interest	(25,166)	—	—	—	—	3,212	—	(21,954)	—	—
Reinsurance recoverable	1,103,684	—	—	—	(3,626)	(30,561)	—	1,069,497	—	—
Total Assets - Insurance	$16,586,267	$—	$9,900	$(29,592)	$520,432	$(240,254)	$(100,304)	$16,746,449	$(112,738)	$(116,056)

Total	$64,835,709	$655,303	$9,900	$(30,638)	$3,349,430	$(1,160,474)	$(100,304)	$67,558,926	$(1,266,931)	$(116,056)

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$(49,000)	$—	$(138,220)	$2,929,393	$(991,511)	$—	$25,073,296	$(1,307,533)	$—
Credit	5,826,661	34,245	—	(88,646)	124,050	(447,003)	(4,468)	5,444,839	(374,990)	—
Real Assets	11,389,530	—	—	—	3,080,113	1,116,405	—	15,586,048	725,446	—
Equity Method - Other	1,013,807	156,183	—	—	605,485	(213,854)	—	1,561,621	(215,037)	—
Other Investments	3,240,013	513,875	—	(839)	(125,702)	(493,924)	—	3,133,423	(468,891)	—
Other Derivatives	479	—	—	—	21,800	(9,029)	—	13,250	(8,901)	—
Total Assets - Asset Management	$44,793,124	$655,303	$—	$(227,705)	$6,635,139	$(1,038,916)	$(4,468)	$50,812,477	$(1,649,906)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,652,134	$—	$—	$(88,076)	$874,870	$(168,704)	$(292,322)	$7,977,902	$—	$(271,515)
Structured securities	828,381	—	343,338	—	336,316	(5,347)	(100,385)	1,402,303	—	(110,257)
Total AFS fixed maturity securities	8,480,515	—	343,338	(88,076)	1,211,186	(174,051)	(392,707)	9,380,205	—	(381,772)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,354	—	—	(44,274)	187,661	(75,594)	—	633,147	(73,050)	—
Structured securities	418,774	—	115,882	(31,741)	112,313	(71,337)	—	543,891	(71,865)	—
Total trading fixed maturity securities	984,128	—	115,882	(76,015)	299,974	(146,931)	—	1,177,038	(144,915)	—
Equity securities	32,937	—	—	—	—	(15,622)	—	17,315	(15,622)	—
Mortgage and other loan receivables	832,674	—	—	—	110,878	(73,077)	—	870,475	(62,650)	—
Other investments	1,603,345	—	—	—	2,569,112	81,416	—	4,253,873	32,580	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(64,129)	—	(21,954)	—	—
Reinsurance recoverable	1,293,791	—	—	—	(16,728)	(207,566)	—	1,069,497	—	—
Total Assets - Insurance	$13,259,130	$—	$459,220	$(164,091)	$4,184,857	$(599,960)	$(392,707)	$16,746,449	$(190,607)	$(381,772)

Total	$58,052,254	$655,303	$459,220	$(391,796)	$10,819,996	$(1,638,876)	$(397,175)	$67,558,926	$(1,840,513)	$(381,772)

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$346,830	$—	$(48,333)	$—	$298,497	$3,269,655	$—	$(74,595)	$—	$3,195,060
Credit	234,700	—	(99,753)	(22,871)	112,076	971,723	—	(1,202,822)	(122,380)	(353,479)
Real Assets	362,219	—	(552,900)	—	(190,681)	4,618,910	—	(1,039,451)	(1,039)	3,578,420
Equity Method - Other	1	—	(19,884)	—	(19,883)	10,124	—	(21,507)	—	(11,383)
Other Investments	276,832	—	(116,642)	(62,211)	97,979	952,411	—	(256,178)	(163,147)	533,086
Other Derivatives	—	—	—	—	—	2,153	—	—	—	2,153
Total Assets - Asset Management	$1,220,582	$—	$(837,512)	$(85,082)	$297,988	$9,824,976	$—	$(2,594,553)	$(286,566)	$6,943,857

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$272,983	$—	$(10)	$(244,442)	$28,531	$723,970	$—	$(5,678)	$(707,779)	$10,513
Structured securities	57,422	—	(1,020)	(153,339)	(96,937)	322,549	—	(1,020)	(233,612)	87,917
Total AFS fixed maturity securities	330,405	—	(1,030)	(397,781)	(68,406)	1,046,519	—	(6,698)	(941,391)	98,430
Trading fixed maturity securities:
Corporate fixed maturity securities	3,864	—	—	(11,925)	(8,061)	18,727	—	(1,000)	(50,572)	(32,845)
Structured securities	3,538	—	(2,380)	(7,923)	(6,765)	40,975	—	(3,074)	(31,672)	6,229
Total trading fixed maturity securities	7,402	—	(2,380)	(19,848)	(14,826)	59,702	—	(4,074)	(82,244)	(26,616)
Mortgage and other loan receivables	657	—	—	(25,697)	(25,040)	1,291	—	(3,078)	(50,119)	(51,906)
Other investments	49,995	—	(5,943)	—	44,052	227,629	—	(18,292)	—	209,337
Reinsurance recoverable	—	—	—	795	795	—	—	—	(9,795)	(9,795)
Total Assets - Insurance	$388,459	$—	$(9,353)	$(442,531)	$(63,425)	$1,335,141	$—	$(32,142)	$(1,083,549)	$219,450

Total	$1,609,041	$—	$(846,865)	$(527,613)	$234,563	$11,160,117	$—	$(2,626,695)	$(1,370,115)	$7,163,307

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$2,387,838	$—	$(136,605)	$—	$2,251,233	$3,444,454	$—	$(515,061)	$—	$2,929,393
Credit	787,194	—	(64,068)	(40,608)	682,518	1,561,070	—	(1,111,399)	(325,621)	124,050
Real Assets	372,844	—	(336,859)	(50,388)	(14,403)	4,750,162	—	(1,619,661)	(50,388)	3,080,113
Equity Method - Other	177	—	(833)	—	(656)	612,343	—	(6,858)	—	605,485
Other Investments	41,445	—	(97,232)	—	(55,787)	271,005	—	(396,707)	—	(125,702)
Other Derivatives	—	—	(33,907)	—	(33,907)	55,707	—	(33,907)	—	21,800
Total Assets - Asset Management	$3,589,498	$—	$(669,504)	$(90,996)	$2,828,998	$10,694,741	$—	$(3,683,593)	$(376,009)	$6,635,139

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$844,913	$—	$(29,842)	$(688,839)	$126,232	$2,441,634	$—	$(158,346)	$(1,408,418)	$874,870
Structured securities	176,822	—	(13)	(26,422)	150,387	531,082	—	(13)	(194,753)	336,316
Total AFS fixed maturity securities	1,021,735	—	(29,855)	(715,261)	276,619	2,972,716	—	(158,359)	(1,603,171)	1,211,186
Trading fixed maturity securities:
Corporate fixed maturity securities	31,633	—	(5)	(38,394)	(6,766)	250,288	—	(606)	(62,021)	187,661
Structured securities	93	—	(4,700)	(5,127)	(9,734)	195,887	—	(4,700)	(78,874)	112,313
Total trading fixed maturity securities	31,726	—	(4,705)	(43,521)	(16,500)	446,175	—	(5,306)	(140,895)	299,974
Mortgage and other loan receivables	3,456	—	—	(20,988)	(17,532)	236,734	—	(7,302)	(118,554)	110,878
Other investments	560,855	—	(279,384)	—	281,471	3,122,881	—	(553,769)	—	2,569,112
Funds withheld receivable at interest	—	—	—	—	—	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	(3,626)	(3,626)	—	—	—	(16,728)	(16,728)
Total Assets - Insurance	$1,617,772	$—	$(313,944)	$(783,396)	$520,432	$6,778,506	$10,435	$(724,736)	$(1,879,348)	$4,184,857

Total	$5,207,270	$—	$(983,448)	$(874,392)	$3,349,430	$17,473,247	$10,435	$(4,408,329)	$(2,255,357)	$10,819,996

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$110,106	$—	$—	$—	$—	$(12,265)	$—	$97,841	$(12,265)
Total Liabilities - Asset Management	$110,106	$—	$—	$—	$—	$(12,265)	$—	$97,841	$(12,265)

Insurance
Policy liabilities	$1,181,368	$—	$—	$—	$(693)	$(118,986)	$63,227	$1,124,916	$—
Closed block policy liabilities	1,026,339	—	—	—	10,260	(30,782)	(3,540)	1,002,277	—
Funds withheld payable at interest	(3,090,373)	—	—	—	—	(666,599)	—	(3,756,972)	—
Embedded derivative – interest-sensitive life products	447,005	—	—	—	(27,314)	(31,641)	—	388,050	—
Embedded derivative – annuity products	2,815,783	—	—	—	172,129	(132,410)	—	2,855,502	—
Total Liabilities - Insurance	$2,380,122	$—	$—	$—	$154,382	$(980,418)	$59,687	$1,613,773	$—

Total	$2,490,228	$—	$—	$—	$154,382	$(992,683)	$59,687	$1,711,614	$(12,265)

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(39,474)	$—	$97,841	$(39,474)
Total Liabilities - Asset Management	$137,315	$—	$—	$—	$—	$(39,474)	$—	$97,841	$(39,474)

Insurance
Policy liabilities	$1,063,496	$—	$—	$—	$(3,066)	$(93,338)	$157,824	$1,124,916	$—
Closed block policy liabilities	1,016,313	—	—	—	1,232	(9,821)	(5,447)	1,002,277	—
Funds withheld payable at interest	(3,487,766)	—	—	—	—	(269,206)	—	(3,756,972)	—
Embedded derivative – interest-sensitive life products	337,860	—	—	—	(25,007)	75,197	—	388,050	—
Embedded derivative – annuity products	1,851,381	—	—	—	722,097	282,024	—	2,855,502	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$695,256	$(15,144)	$152,377	$1,613,773	$—

Total	$918,599	$—	$—	$—	$695,256	$(54,618)	$152,377	$1,711,614	$(39,474)

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$95,798	$—	$—	$—	$—	$12,397	$—	$108,195	$12,397
Total Liabilities - Asset Management	$95,798	$—	$—	$—	$—	$12,397	$—	$108,195	$12,397

Insurance
Policy liabilities	$1,245,403	$—	$—	$—	$(1,854)	$(274,027)	$56,828	$1,026,350	$—
Closed block policy liabilities	1,135,909	—	—	—	(4,396)	(34,741)	(294)	1,096,478	—
Funds withheld payable at interest	(2,583,191)	—	—	—	—	(836,395)	—	(3,419,586)	—
Embedded derivative – interest-sensitive life products	341,846	—	—	—	2,534	(28,491)	—	315,889	—
Embedded derivative – annuity products	1,392,895	—	—	—	207,885	(125,076)	—	1,475,704	—
Total Liabilities - Insurance	$1,532,862	$—	$—	$—	$204,169	$(1,298,730)	$56,534	$494,835	$—

Total	$1,628,660	$—	$—	$—	$204,169	$(1,286,333)	$56,534	$603,030	$12,397

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$(4,728)	$48,647	$—	$108,195	$48,647
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$(4,728)	$48,647	$—	$108,195	$48,647

Insurance
Policy liabilities	$1,962,855	$—	$—	$—	$38,142	$(733,497)	$(241,150)	$1,026,350	$—
Closed block policy liabilities	1,350,224	—	—	—	(17,368)	(241,820)	5,442	1,096,478	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(3,380,530)	—	(3,419,586)	—
Embedded derivative – interest-sensitive life products	557,276	—	—	—	7,067	(248,454)	—	315,889	—
Embedded derivative – annuity products	1,864,409	—	—	—	471,715	(860,420)	—	1,475,704	—
Total Liabilities - Insurance	$5,685,273	$—	$—	$—	$509,991	$(5,464,721)	$(235,708)	$494,835	$—

Total	$5,749,549	$—	$—	$—	$505,263	$(5,416,074)	$(235,708)	$603,030	$48,647

Notes to Financial Statements (Continued)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management	$—	$—	$—	$—	$—	$—

Insurance
Policy liabilities	910	(1,603)	(693)	$817	$(3,883)	$(3,066)
Closed block policy liabilities	$1,232	$9,028	$10,260	1,232	—	1,232
Embedded derivative – interest-sensitive life products	—	(27,314)	(27,314)	—	(25,007)	(25,007)
Embedded derivative – annuity products	212,276	(40,147)	172,129	804,887	(82,790)	722,097
Total Liabilities - Insurance	$214,418	$(60,036)	$154,382	$806,936	$(111,680)	$695,256

Total	$214,418	$(60,036)	$154,382	$806,936	$(111,680)	$695,256

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$9,400	$(9,400)	$—	$26,490	$(31,218)	$(4,728)
Total Liabilities - Asset Management	$9,400	$(9,400)	$—	$26,490	$(31,218)	$(4,728)

Insurance
Policy liabilities	$81	$(1,935)	$(1,854)	$42,507	$(4,365)	$38,142
Closed block policy liabilities	—	(4,396)	(4,396)	—	(17,368)	(17,368)
Funds withheld payable at interest	—	—	—	10,435	—	10,435
Embedded derivative – interest-sensitive life products	2,582	(48)	2,534	7,246	(179)	7,067
Embedded derivative – annuity products	214,123	(6,238)	207,885	489,456	(17,741)	471,715
Total Liabilities - Insurance	$216,786	$(12,617)	$204,169	$549,644	$(39,653)	$509,991

Total	$226,186	$(22,017)	$204,169	$576,134	$(70,871)	$505,263

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of September 30, 2023. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value September 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$29,576,566

Private Equity	$26,876,719	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.3%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	26.3%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	60.9%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	12.8%	0.0% - 90.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.9x	7.6x - 56.5x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.3x	5.5x - 35.9x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10.0%	5.8% - 14.8%	Decrease
			Enterprise Value/LTM EBITDA Exit Multiple	14.1x	6.0x - 27.6x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value September 30, 2023		Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,699,847		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	8.3%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	35.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	1.4%	0.0% - 37.5%	(5)
				Weight Ascribed to Milestones	63.6%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	69.5%	60.0% - 80.0%	Increase
				Downside	8.7%	5.0% - 25.0%	Decrease
				Upside	21.8%	10.0% - 35.0%	Increase

Credit	$5,530,177		Yield Analysis	Yield	12.0%	8.8% - 21.0%	Decrease
				Net Leverage	6.3x	1.2x -19.6x	Decrease
				EBITDA Multiple	12.6x	6.8x - 31.0x	Increase

Real Assets	$19,918,751

Energy	$1,555,580		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	42.9%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	57.1%	50.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	—%	0.0% - 0.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.6x	4.6x - 4.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.9x	5.0x- 7.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.2%	12.0% - 12.4%	Decrease
				Average Price Per BOE (8)	$52.13	$50.25 - $55.69	Increase

Infrastructure	$9,929,060		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	0.8%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	99.2%	75.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	—%	0.0% - 0.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.0x	11.0x - 11.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	17.7x	10.5x - 21.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.7%	5.1% - 9.0%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	17.6x	10.0x - 22.0x	Increase

Real Estate	$8,434,111		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	19.6%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	77.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	3.4%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	4.1%	2.2% - 8.5%	Decrease
			Discounted cash flow	Unlevered Discount Rate	6.3%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,723,081		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	39.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	36.0%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	24.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.7x	4.6x - 19.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.0x	5.0x - 17.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.7%	7.1% - 15.5%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	11.0x	9.5x - 15.0x	Increase

Other Investments	$3,696,825	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.3%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	17.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	49.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	32.5%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	9.1x	0.6x - 21.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.3x	5.3x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.5%	8.0% - 44.3%	Decrease
				Enterprise Value/LTM EBITDA Exit Multiple	10.5x	6.7x - 15.0x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value September 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE

Corporate fixed maturity securities	$3,844,098	Discounted cash flow	Discount Spread	3.70%	1.30% - 6.37%	Decrease

Structured securities	$87,850	Discounted cash flow	Discount Spread	3.79%	3.33% - 6.53%	Decrease
			Constant Prepayment Rate	6.89%	5.00% - 15.00%	Increase/Decrease
			Constant Default Rate	1.17%	1.00% - 2.50%	Decrease
			Loss Severity	100.00%		Decrease

Other investments	$4,833,636	Discounted cash flow	Vacancy rate	2.70%	0.00% - 5.00%	Decrease
			Discount rate	7.58%	6.00% - 7.76%	Decrease
			Terminal capitalization rate	6.00%	5.00% - 6.77%	Decrease

Funds withheld receivable at interest	$72,096	Discounted cash flow	Duration/Weighted Average Life	7.8 years	0.0 years - 18.74 years	Increase
			Contractholder Persistency	4.67%	2.29% - 24.86%	Increase
			Instrument-specific credit risk	1.00%	0.74% - 1.08%	Decrease

Reinsurance recoverable	$963,670	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.4	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin	9.42%		Decrease
			Cost of capital	9.8%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate	5.52%		Increase
			Surrender Rate	2.00%		Increase
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

Level III Liabilities	Fair Value September 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$97,841	Yield Analysis	Yield	12.2%	9.3% - 15.9%	Decrease

INSURANCE

Policy liabilities	$1,124,916	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.99%	0.74% - 1.28%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.02%	3.59% - 6.89%	Decrease
			Mortality Rate	4.81%	3.49% - 9.60%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Interest rates (10 and 30 year Treasury)		4.59% / 4.73%	Decrease
			Instrument-specific credit risk (10 and 30 year)		1.01% / 1.08%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.40%	0.70% - 30.30%	Increase
			Surrender Rate	3.70%	0.10% - 39.60%	Increase

Closed block policy liabilities	$1,002,277	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.4	The average expense assumption is between $8.23 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.50%.	Increase
		Instrument-specific credit risk		1.00%	0.74% - 1.08%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.42%		Decrease
			Cost of Capital	9.8%	3.69% - 13.85%	Increase
		Discounted cash flow	Mortality Rate	5.52%		Increase
			Surrender Rate	2.00%		Increase

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value September 30, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Funds withheld payable at interest	$(3,756,972)	Discounted cash flow	Duration/Weighted Average Life	7.76 years	0.0 years - 16.14 years	Decrease
			Contractholder Persistency	4.67%	2.29% - 24.86%	Decrease
			Instrument-specific credit risk	1.00%	0.74% - 1.08%	Decrease

Embedded derivative – interest-sensitive life products	$388,050	Policy persistency is a significant unobservable input.	Lapse Rate	3.36%		Decrease
			Mortality Rate	0.77%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption	3.82%		Increase
			Instrument-specific credit risk	1.00%	0.74% - 1.08%	Decrease

Embedded derivative – annuity products	$2,855,502	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.13%		Decrease
			Surrender Rate:
			Retail FIA	13.29%		Decrease
			Institutional FIA	16.53%		Decrease
			Mortality Rate:
			Retail FIA	2.49%		Decrease
			Institutional FIA	2.10%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	2.50%		Increase
			Institutional FIA	3.00%		Increase
			Instrument-specific credit risk	1.00%	0.74% - 1.08%	Decrease
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

Notes to Financial Statements (Continued)
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of September 30, 2023 and December 31, 2022:

		Fair Value Hierarchy
As of September 30, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$36,262,069	$—	$—	$33,316,902	$33,316,902
Policy loans	872,992	—	—	781,182	781,182
FHLB common stock and other investments	170,563	—	—	170,563	170,563
Funds withheld receivables at interest	2,686,715	—	2,686,715	—	2,686,715
Cash and cash equivalents	4,316,606	4,316,606	—	—	4,316,606
Restricted cash and cash equivalents	342,357	342,357	—	—	342,357
Total financial assets	$44,651,302	$4,658,963	$2,686,715	$34,268,647	$41,614,325
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$49,378,542	$—	$40,045,583	$7,434,297	$47,479,880
Funds withheld payables at interest	26,493,479	—	26,493,479	—	26,493,479
Debt obligations	2,314,992	—	—	1,813,212	1,813,212
Securities sold under agreements to repurchase	320,282	—	320,282	—	320,282
Total financial liabilities	$78,507,295	$—	$66,859,344	$9,247,509	$76,106,853

		Fair Value Hierarchy
As of December 31, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$34,303,183	$—	$—	$31,256,107	$31,256,107
Policy loans	868,911	—	—	789,726	789,726
FHLB common stock and other investments	163,289	—	—	163,289	163,289
Funds withheld receivables at interest	2,855,251	—	2,855,251	—	2,855,251
Cash and cash equivalents	6,118,231	6,118,231	—	—	6,118,231
Restricted cash and cash equivalents	308,383	308,383	—	—	308,383
Total financial assets	$44,617,248	$6,426,614	$2,855,251	$32,209,122	$41,490,987
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$48,403,949	$—	$38,328,025	$7,383,537	$45,711,562
Funds withheld payables at interest	26,227,183	—	26,227,183	—	26,227,183
Debt obligations	2,128,166	—	—	1,698,526	1,698,526
Securities sold under agreements to repurchase	805,316	—	805,316	—	805,316
Total financial liabilities	$77,564,614	$—	$65,360,524	$9,082,063	$74,442,587

Notes to Financial Statements (Continued)
11. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2023	December 31, 2022
Assets
Asset Management
Credit	$753,380	$1,121,775
Investments of Consolidated CFEs	24,405,708	22,492,366
Real Assets	56,095	202,153
Equity Method - Other	2,843,740	2,943,387
Other Investments	100,655	88,046
Total Asset Management	$28,159,578	$26,847,727
Insurance
Mortgage and other loan receivables	$738,109	$787,515
Other investments	269,245	335,168
Reinsurance recoverable	963,670	981,775
Total Insurance	$1,971,024	$2,104,458

Total Assets	$30,130,602	$28,952,185

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$24,461,634	$22,273,242
Total Asset Management	$24,461,634	$22,273,242
Insurance
Policy liabilities	$1,352,554	$1,410,951
Total Insurance	$1,352,554	$1,410,951

Total Liabilities	$25,814,188	$23,684,193

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(9,423)	$(17,172)	$(26,595)	$(33,528)	$(8,923)	$(42,451)
Investments of Consolidated CFEs	(46,266)	370,853	324,587	(29,402)	30,765	1,363
Real Assets	—	(1,726)	(1,726)	—	(5,084)	(5,084)
Equity Method - Other	38,650	(14,738)	23,912	17,381	(108,899)	(91,518)
Other Investments	(41)	671	630	644	(2,098)	(1,454)
Total Asset Management	$(17,080)	$337,888	$320,808	$(44,905)	$(94,239)	$(139,144)
Insurance
Mortgage and other loan receivables	$—	$(4,711)	$(4,711)	$—	$(17,086)	$(17,086)
Other investments	—	(9,462)	(9,462)	—	1,554	1,554
Total Insurance	$—	$(14,173)	$(14,173)	$—	$(15,532)	$(15,532)

Total Assets	$(17,080)	$323,715	$306,635	$(44,905)	$(109,771)	$(154,676)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(36)	$(306,057)	$(306,093)	$—	$(78,168)	$(78,168)
Total Asset Management	$(36)	$(306,057)	$(306,093)	$—	$(78,168)	$(78,168)
Insurance
Policy liabilities	$—	$12,318	$12,318	$—	$38,414	$38,414
Total Insurance	$—	$12,318	$12,318	$—	$38,414	$38,414

Total Liabilities	$(36)	$(293,739)	$(293,775)	$—	$(39,754)	$(39,754)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(69,769)	$39,123	$(30,646)	$(95,485)	$(24,674)	$(120,159)
Investments of Consolidated CFEs	(96,148)	939,835	843,687	(26,248)	(1,713,464)	(1,739,712)
Real Assets	51,637	(58,323)	(6,686)	85	19,131	19,216
Equity Method - Other	86,017	(31,038)	54,979	19,562	(279,790)	(260,228)
Other Investments	1,520	(1,090)	430	6,766	(8,647)	(1,881)
Total Asset Management	$(26,743)	$888,507	$861,764	$(95,320)	$(2,007,444)	$(2,102,764)
Insurance
Mortgage and other loan receivables	$—	$1,485	$1,485	$—	$(70,881)	$(70,881)
Other investments	—	(65,130)	(65,130)	—	39,385	39,385
Total Insurance	$—	$(63,645)	$(63,645)	$—	$(31,496)	$(31,496)

Total Assets	$(26,743)	$824,862	$798,119	$(95,320)	$(2,038,940)	$(2,134,260)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(36)	$(941,210)	$(941,246)	$(785)	$1,477,514	$1,476,729
Total Asset Management	$(36)	$(941,210)	$(941,246)	$(785)	$1,477,514	$1,476,729
Insurance
Policy liabilities	$—	$58,810	$58,810	$—	$113,299	$113,299
Total Insurance	$—	$58,810	$58,810	$—	$113,299	$113,299

Total Liabilities	$(36)	$(882,400)	$(882,436)	$(785)	$1,590,813	$1,590,028

Notes to Financial Statements (Continued)
12. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Deferred acquisition costs	$1,053,386	$820,970
Value of business acquired	1,248,416	1,316,529
Cost-of-reinsurance assets	205,119	193,995
Total insurance intangibles	$2,506,921	$2,331,494
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	134,484	129,891	21,601	52,379	338,355
Amortization expense	(45,989)	(43,608)	(5,357)	(10,985)	(105,939)
Balance, as of the end of the period	$310,174	$454,096	$132,265	$156,851	$1,053,386

	Nine Months Ended September 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$107,104	$179,449	$54,298	$56,730	$397,581
Capitalizations	98,673	175,004	55,142	55,138	383,957
Amortization expense	(20,017)	(21,463)	(4,446)	(7,620)	(53,546)
Balance, as of the end of the period	$185,760	$332,990	$104,994	$104,248	$727,992

Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization expense	(2,893)	(31,020)	(10,338)	(18,414)	(5,448)	(68,113)
Balance, as of the end of the period	$45,869	$632,276	$266,457	$223,364	$80,450	$1,248,416

	Nine Months Ended September 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$52,723	$709,271	$292,323	$269,172	$94,479	$1,417,968
Amortization expense	(2,981)	(35,464)	(11,729)	(22,113)	(6,687)	(78,974)
Balance, as of the end of the period	$49,742	$673,807	$280,594	$247,059	$87,792	$1,338,994

Notes to Financial Statements (Continued)
The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization expense	(24,725)	(29,519)	(26,634)	(6,897)	(12,420)	(100,195)
Balance, as of the end of the period	$73,617	$116,091	$434,958	$92,879	$186,384	$903,929

	Nine Months Ended September 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$136,227	$184,664	$500,264	$109,826	$211,296	$1,142,277
Amortization expense	(28,831)	(28,928)	(32,666)	(7,530)	(9,111)	(107,066)
Balance, as of the end of the period	$107,396	$155,736	$467,598	$102,296	$202,185	$1,035,211

Estimated future amortization of VOBA and Negative VOBA as of September 30, 2023 is as follows:

Years	VOBA	Negative VOBA	Total, net
Remainder of 2023	$21,688	$(30,101)	$(8,413)
2024	83,833	(102,865)	(19,032)
2025	79,202	(81,492)	(2,290)
2026	74,647	(65,185)	9,462
2027	70,302	(54,346)	15,956
2028	66,270	(46,459)	19,811
2029 and thereafter	852,474	(523,481)	328,993
Total	$1,248,416	$(903,929)	$344,487
Unearned revenue reserves and unearned front-end loads

	Nine Months Ended September 30,
	2023	2022
	Preneed
Balance, as of the beginning of the period	$118,186	$55,510
Deferral	54,636	52,563
Amortized to income during the year	(8,480)	(4,653)
Balance, as of the end of the period	$164,342	$103,420
Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the nine months ended September 30, 2023, Global Atlantic updated mortality and surrender rates. These updates reduced the amortization rate for DAC and related amortization amounts by $1.1 million per quarter. For the nine months ended September 30, 2022, Global Atlantic observed that there was no significant change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts.

Notes to Financial Statements (Continued)
13. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	September 30, 2023	December 31, 2022
Policy liabilities:
Direct	$73,441,818	$71,833,991
Assumed	67,541,167	65,946,938
Total policy liabilities	140,982,985	137,780,929
Ceded(1)	(25,620,083)	(25,755,283)
Net policy liabilities	$115,362,902	$112,025,646
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

	As of September 30, 2023			As of December 31, 2022
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$37,926	$—	$37,926	$62,674	$—	$62,674
A+	1,741,972	—	1,741,972	1,849,918	—	1,849,918
A	2,317,489	—	2,317,489	2,491,461	—	2,491,461
A-	4,361,707	3,821,316	540,391	5,397,767	4,197,739	1,200,028
B++	25,957	—	25,957	37,939	—	37,939
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	(221)	—	—
C++/C+	(227)	—	—	—	—	—
Not rated or private rating(5)	20,100,014	18,915,191	1,184,823	20,994,058	18,541,678	2,452,380
Total	$28,584,838	$22,736,507	$5,848,558	$30,833,596	$22,739,417	$8,094,400
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $21.0 million and $41.2 million as of September 30, 2023 and December 31, 2022, respectively, held against reinsurance recoverable.
(5)Includes $20.1 billion and $21.0 billion as of September 30, 2023 and December 31, 2022, respectively, associated with cessions to co-investment vehicles (the "Ivy Vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of September 30, 2023 and December 31, 2022, Global Atlantic had $2.8 billion and $2.9 billion of funds withheld receivable at interest, respectively, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net premiums:
Direct	$26,153	$21,236	$92,061	$85,842
Assumed	435,931	829,585	2,189,835	1,533,459
Ceded	(241,872)	(370,359)	(961,631)	(992,197)
Net premiums	$220,212	$480,462	$1,320,265	$627,104

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Policy fees:
Direct	$229,351	$235,774	$686,251	$710,278
Assumed	104,842	99,204	315,104	268,719
Ceded	(20,177)	(16,753)	(58,155)	(27,960)
Net policy fees	$314,016	$318,225	$943,200	$951,037
.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net policy benefits and claims:
Direct	$302,553	$180,937	$2,035,840	$(35,000)
Assumed	767,329	1,152,312	3,367,807	2,186,956
Ceded	(322,644)	(501,806)	(1,393,341)	(1,063,514)
Net policy benefits and claims	$747,238	$831,443	$4,010,306	$1,088,442
Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $26.4 billion and $26.1 billion of collateral in the form of funds withheld payable on behalf of its reinsurers as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, reinsurers held collateral of $1.2 billion and $1.3 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of September 30, 2023 and December 31, 2022, these trusts held in excess of the $68.7 billion and $65.8 billion of assets it is required to hold in order to support reserves of $64.2 billion and $62.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $60.7 million and $31.3 million as restricted as of September 30, 2023 and December 31, 2022, respectively.

Notes to Financial Statements (Continued)
14. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three and nine months ended September 30, 2023 and 2022, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$1,472,878	$32,637	$2,640,085	$(711,774)
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	17,248	—	51,747	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$1,490,126	$32,637	$2,691,832	$(711,774)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	862,123,088	859,833,444	861,598,674	711,908,107
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$1.71	$0.04	$3.06	$(1.00)

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	862,123,088	859,833,444	861,598,674	711,908,107
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	24,412,604	26,383,050	24,720,901	—
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	22,521,288	—	25,397,130	—
Weighted Average Shares of Common Stock Outstanding - Diluted	909,056,980	886,216,494	911,716,705	711,908,107
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$1.64	$0.04	$2.95	$(1.00)
(1)For the three and nine months ended September 30, 2022, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was anti-dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were not included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory Convertible Preferred dividends were not added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)For the three and nine months ended September 30, 2023, and the three months ended September 30, 2022, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership. For the nine months ended September 30, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock.

Notes to Financial Statements (Continued)
Exchangeable Securities
For the three and nine months ended September 30, 2023 and 2022, KKR Holdings Units and vested restricted holdings units (as defined in Note 20 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. Since May 31, 2022, there are no outstanding KKR Holdings Units. See Note 1 "Organization" in our financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted Average KKR Holdings Units	—	—	—	143,082,708
Weighted Average Vested Restricted Holdings Units	3,909,477	2,465,810	3,495,802	2,102,758
Total	3,909,477	2,465,810	3,495,802	145,185,466
Market Condition Awards
For the three months ended September 30, 2023 and 2022, 26.8 million and 17.1 million, respectively, and for the nine months ended September 30, 2023 and 2022, 23.9 million and 17.1 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 20 "Equity Based Compensation" in our financial statements.

Notes to Financial Statements (Continued)
15. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2023	December 31, 2022
Asset Management
Unsettled Investment Sales (1)	$192,162	$90,072
Receivables	43,273	26,119
Due from Broker (2)	62,216	160,533
Deferred Tax Assets, net (See Note 19)	49,113	54,769
Interest Receivable	278,475	223,660
Fixed Assets, net (3)	860,638	857,903
Foreign Exchange Contracts and Options (4)	717,228	668,716
Goodwill (5)	531,866	594,270
Intangible Assets (6)	1,534,781	1,747,891
Derivative Assets	17,668	7,519
Prepaid Taxes	138,501	68,107
Prepaid Expenses	56,711	48,233
Operating Lease Right of Use Assets (7)	363,485	344,022
Deferred Financing Costs	23,852	16,382
Other	236,482	289,430
Total Asset Management	$5,106,451	$5,197,626

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$515,610	$663,280
Deferred Tax Assets, net	2,618,488	2,272,153
Derivative Assets	764,444	724,390
Accrued Investment Income	1,145,299	1,130,103
Goodwill(9)	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	262,941	276,176
Operating Lease Right of Use Assets(7)	175,009	175,035
Premiums and Other Account Receivables	164,427	141,551
Other	186,517	121,114
Prepaid Taxes	41,421	22,851
Market risk benefit asset	5,493	13,180
Total Insurance	$6,381,145	$6,041,329

Total Other Assets	$11,487,596	$11,238,955
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $239.6 million and $188.8 million as of September 30, 2023 and December 31, 2022, respectively. Depreciation and amortization expense of $18.3 million and $14.2 million for the three months ended September 30, 2023 and 2022, respectively, and $50.7 million and $39.8 million for the nine months ended September 30, 2023 and 2022, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of September 30, 2023, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of September 30, 2023, there are approximately $(60.6) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions" in our financial statements).
(6)As of September 30, 2023, there are approximately $(206.7) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM (see Note 3 "Acquisitions" in our financial statements).

Notes to Financial Statements (Continued)
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $17.6 million and $13.9 million for the three months ended September 30, 2023 and 2022, respectively, and $51.0 million and $39.3 million for the nine months ended September 30, 2023 and 2022, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended September 30, 2023 and 2022, the operating lease cost was $7.0 million and $6.4 million, respectively, and for the nine months ended September 30, 2023 and 2022, the operating lease cost was $20.6 million and $18.2 million, respectively. Insurance lease right-of-use assets are reported net of $21.7 million and $21.8 million in deferred rent and lease incentives as of September 30, 2023 and December 31, 2022, respectively.
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 14 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million for both the three months ended September 30, 2023 and 2022, and $13.2 million for both the nine months ended September 30, 2023 and 2022.
(9)The amounts include approximately $4.5 million of goodwill related to an immaterial acquisition of a residential mortgage platform, which Global Atlantic acquired in October 2021 for a purchase price consideration of $4.6 million. The insurance segment reported a negative equity carrying amount as of September 30, 2023 and December 31, 2022 primarily due to unrealized losses on available-for-sale fixed maturity investment portfolio. Global Atlantic expects that substantially all of these unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. KKR evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired.

Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2023	December 31, 2022
Asset Management
Amounts Payable to Carry Pool (1)	$2,462,593	$1,872,568
Unsettled Investment Purchases (2)	584,332	416,822
Securities Sold Short (3)	129,600	158,752
Derivative Liabilities	—	11,018
Accrued Compensation and Benefits	603,650	265,712
Interest Payable	472,948	363,849
Foreign Exchange Contracts and Options (4)	385,979	406,746
Accounts Payable and Accrued Expenses	197,886	216,688
Taxes Payable	42,960	136,245
Uncertain Tax Positions	31,551	56,032
Unfunded Revolver Commitments	97,841	137,315
Operating Lease Liabilities (5)	366,889	347,901
Deferred Tax Liabilities, net (See Note 19)	2,109,393	1,667,740
Other Liabilities	299,062	414,387
Total Asset Management	$7,784,684	$6,471,775

Insurance
Unsettled Investment Purchases(2)	$410,915	$208,941
Collateral on Derivative Instruments	716,427	466,371
Accrued Expenses	534,288	600,633
Insurance Operations Balances in Course of Settlement	221,252	949,383
Securities Sold Under Agreements to Repurchase	320,282	805,316
Derivative Liabilities	1,137,258	934,107
Accrued Employee Related Expenses	419,197	322,698
Operating Lease Liabilities(5)	195,757	195,001
Tax Payable to Former Parent Company	61,863	67,086
Interest Payable	47,543	13,329
Accounts and Commissions Payable	24,247	25,261
Other Tax Related Liabilities	9,012	12,249
Total Insurance	$4,098,041	$4,600,375

Total Accrued Expenses and Other Liabilities	$11,882,725	$11,072,150
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 17 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 10.4 years and 10.4 years as of September 30, 2023 and December 31, 2022, respectively. The weighted average discount rates were 2.9% and 2.5% as of September 30, 2023 and December 31, 2022, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 12 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.6 years and 7.0 years as of September 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 4.3% and 3.6% as of September 30, 2023 and December 31, 2022, respectively. The weighted average remaining lease terms for land were 25.9 years and 26.9 years as of September 30, 2023 and December 31, 2022, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2023, KKR's commitments to these unconsolidated investment funds were $3.1 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2023. Additionally, Global Atlantic also has unfunded commitments of $23.5 million in relation to other limited partnership interests as of September 30, 2023.
As of September 30, 2023 and December 31, 2022, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2023	December 31, 2022
Investments - Asset Management	$8,484,267	$6,862,712
Due from (to) Affiliates, net - Asset Management	1,338,456	1,356,308
Maximum Exposure to Loss - Asset Management	$9,822,723	$8,219,020

Other Investment Partnerships - Insurance	$169,994	$295,808
Investment in Renewable Energy - Insurance	90,395	30,177
Maximum Exposure to Loss - Insurance	$260,389	$325,985

Total Maximum Exposure to Loss	$10,083,112	$8,545,005

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

Notes to Financial Statements (Continued)
KKR's Asset Management debt obligations consisted of the following:

		September 30, 2023			December 31, 2022
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,500,000	$—	$—
KCM Credit Agreement (1)		736,550	—	—	723,132	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (2)
KKR ¥25 billion (or $167.5 million) 0.509% Notes Due 2023 (8)	(5)	—	—	—	—	189,432	189,447
KKR ¥5 billion (or $33.5 million) 0.764% Notes Due 2025	(5)	—	33,302	33,382	—	37,646	37,625
KKR ¥36.4 billion (or $243.7 million) 1.054% Notes Due 2027	(5)	—	242,604	240,549	—	274,628	271,081
KKR ¥44.7 billion (or $299.2 million) 1.428% Notes Due 2028	(5)	—	297,772	296,127	—	—	—
KKR €650 million (or $687.4 million) 1.625% Notes Due 2029	(5)	—	682,131	579,085	—	687,928	565,003
KKR $750 million 3.750% Notes Due 2029	(5)	—	744,889	663,195	—	744,222	675,413
KKR ¥4.9 billion (or $32.8 million) 1.244% Notes Due 2029	(5)	—	32,374	31,836	—	36,657	36,020
KKR ¥1.8 billion (or $12.0 million) 1.614% Notes Due 2030	(5)	—	11,721	11,689	—	—	—
KKR $750 million 4.850% Notes Due 2032	(5)	—	742,322	680,123	—	741,655	701,610
KKR ¥6.2 billion (or $41.5 million) 1.437% Notes Due 2032	(5)	—	40,984	39,431	—	46,431	44,800
KKR ¥1.5 billion (or $10.0 million) 1.939% Notes Due 2033	(5)	—	9,712	9,558	—	—	—
KKR ¥7.5 billion (or $50.2 million) 1.553% Notes Due 2034	(5)	—	49,603	47,003	—	56,204	53,477
KKR ¥5.5 billion (or $36.8 million) 1.795% Notes Due 2037	(5)	—	36,256	33,627	—	41,097	38,550
KKR ¥10.3 billion (or $68.9 million) 1.595% Notes Due 2038	(5)	—	68,055	59,880	—	77,134	69,565
KKR ¥3 billion (or $20.1 million) 2.312% Notes Due 2038	(5)	—	19,676	18,624	—	—	—
KKR $500.0 million 5.500% Notes Due 2043 (7)	(5)	—	490,899	430,083	—	490,494	455,287
KKR ¥4.5 billion (or $30.1 million) 2.574% Notes Due 2043	(5)	—	29,620	27,411	—	—	—
KKR $1 billion 5.125% Notes Due 2044 (7)	(5)	—	966,340	795,884	—	964,726	845,944
KKR $500 million 3.625% Notes Due 2050	(5)	—	492,953	316,880	—	492,753	343,490
KKR $750 million 3.500% Notes Due 2050 (7)	(5)	—	736,823	467,576	—	736,451	503,862
KKR $750 million 3.250% Notes Due 2051	(5)	—	740,096	438,038	—	739,832	475,920
KKR ¥6 billion (or $40.2 million) 2.747% Notes Due 2053	(5)	—	39,541	35,340	—	—	—
KKR $500 million 4.625% Notes Due 2061	(6)	—	486,666	340,000	—	486,399	340,400
KFN $500.0 million 5.500% Notes Due 2032	(3)	—	495,874	423,902	—	495,511	417,551
KFN $120 million 5.200% Notes Due 2033	(3)	—	118,865	98,110	—	118,773	96,502
KFN $70 million 5.400% Notes Due 2033	(3)	—	69,117	57,906	—	69,048	57,042
KFN Issued Junior Subordinated Notes (4)	(3)	—	238,466	206,269	—	237,471	189,673
		2,986,550	7,916,660	6,381,509	2,973,132	7,764,492	6,408,262

Other Debt Obligations(1)(7)		7,269,756	35,759,457	35,522,791	4,837,893	32,834,121	32,649,546

		$10,256,306	$43,676,117	$41,904,300	$7,811,025	$40,598,613	$39,057,808

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
(4)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 8.1% and 6.9% and the weighted average years to maturity is 13.0 years and 13.8 years as of September 30, 2023 and December 31, 2022, respectively.
(5)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(6)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(7)As of September 30, 2023 and December 31, 2022, the borrowing outstanding and fair value reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.
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
If a borrowing is made under the KCM Short-Term Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is (i) denominated in U.S. dollars and a term rate, it will be based on the term Secured Overnight Financing Rate ("SOFR"), (ii) denominated in euros, it will be based on EURIBOR and (iii) denominated in pounds sterling, it will be based on the Sterling Overnight Interbank Average Rate ("SONIA"), in each case, plus the applicable margin which ranges initially between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.50% and 1.75% depending on the amount and nature of the loan. Borrowings under the KCM Short-Term Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM Short-Term Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM Short-Term Credit Agreement are non-recourse to other parts of KKR.
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
Other Asset Management Debt Obligations
As of September 30, 2023, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$7,269,756	$11,297,823	$11,061,157	6.1%	4.8
Debt Obligations of Consolidated CLOs	—	24,461,634	24,461,634	(2)	9.3
	$7,269,756	$35,759,457	$35,522,791
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.6 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 6.7%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2023, the fair value of the consolidated CLO assets was $26.2 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Notes to Financial Statements (Continued)
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	September 30, 2023			December 31, 2022
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$1,000,000	$—	$—	$600,000	$400,000	$400,000
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	414,750		500,000	419,550
Global Atlantic senior notes, due June 2031		650,000	463,970		650,000	478,335
Global Atlantic senior notes, due June 2033		650,000	625,300		—	—
Global Atlantic subordinated debentures, due October 2051		750,000	544,200		750,000	572,475
		2,550,000	$2,048,220		2,300,000	$1,870,360
Purchase accounting adjustments(1)		40,951			43,285
Debt issuance costs, net of accumulated amortization		(37,111)			(17,623)
Fair value loss (gain) of hedged debt obligations, recognized in earnings		(238,848)			(197,496)
		$2,314,992			$2,128,166
(1)The amortization of the purchase accounting adjustments was $0.8 million for both the three months ended September 30, 2023 and 2022, and $2.3 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Global Atlantic Issued Senior Notes
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2023. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of September 30, 2023.

Notes to Financial Statements (Continued)
18. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Policyholders’ account balances	$113,904,421	$112,281,236
Liability for future policy benefits	14,855,564	14,445,920
Additional liability for annuitization, death, or other insurance benefits	5,138,514	4,970,969
Market risk benefit liability	774,638	682,038
Other policy-related liabilities(1)	6,309,848	5,400,766
Total policy liabilities	$140,982,985	$137,780,929
(1)Other policy-related liabilities as of September 30, 2023, and December 31, 2022, primarily consists of negative VOBA ($903.9 million and $1.0 billion, respectively), policy liabilities accounted under a fair value option ($1.2 billion and $1.3 billion, respectively), embedded derivatives associated with contractholder deposit funds ($3.2 billion and $2.2 billion, respectively) and outstanding claims ($190.7 million and $253.7 million, respectively).
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the nine months ended September 30, 2023 and 2022, and the policyholders’ account balances weighted average crediting rating, net amount at risk, and cash surrender value as of those dates:

	Nine Months Ended September 30, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$48,510,703	$29,123,926	$17,398,883	$7,535,489	$9,712,883	$112,281,884
Issuances and premiums received	7,719,059	3,720,623	576,427	200,000	313,270	12,529,379
Benefit payments, surrenders, and withdrawals	(7,070,479)	(3,066,108)	(657,435)	(346,127)	(1,167,495)	(12,307,644)
Interest(2)	1,071,539	381,062	359,604	166,168	222,925	2,201,298
Other activity(3)	(211,077)	(151,866)	(621,701)	41,007	143,141	(800,496)
Balance as of end of period	$50,019,745	$30,007,637	$17,055,778	$7,596,537	$9,224,724	$113,904,421
Less: reinsurance recoverable	(7,060,751)	(3,202,249)	(3,458,434)	—	(2,932,309)	(16,653,743)
Balance as of end of period, net of reinsurance recoverable	$42,958,994	$26,805,388	$13,597,344	$7,596,537	$6,292,415	$97,250,678

Average interest rate	3.04%	2.01%	3.11%	2.96%	2.70%	2.72%
Net amount at risk, gross of reinsurance(4)	$—	$—	$81,855,191	$—	$1,176,374	$83,031,565
Cash surrender value(5)	$40,146,309	$28,002,031	$12,637,209	$—	$4,733,449	$85,518,998
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
(3) “Other activity” includes policy charges, fees and commissions, transfers, assumption changes, fair value changes and the impact of hedge fair value adjustments.
(4)Net amount at risk represents the difference between the face value of the insurance policy and the reserve accumulated under that same policy.
(5)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

Notes to Financial Statements (Continued)

	Nine Months Ended September 30, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$42,408,740	$25,204,787	$17,391,996	$6,014,553	$6,624,562	$97,644,638
Issuances and premiums received	9,116,729	4,821,848	793,288	3,118,776	679,454	18,530,095
Benefit payments, surrenders, and withdrawals	(4,749,568)	(1,663,628)	(490,984)	(1,292,715)	(569,530)	(8,766,425)
Interest(2)	740,878	220,792	380,203	87,437	148,974	1,578,284
Other activity(3)	(235,425)	26,116	(639,074)	(422,275)	(9,205)	(1,279,863)
Balance as of end of period	$47,281,354	$28,609,915	$17,435,429	$7,505,776	$6,874,255	$107,706,729
Less: reinsurance recoverable	(6,855,310)	(3,674,419)	(3,511,023)	—	(1,239,598)	(15,280,350)
Balance as of end of period, net of reinsurance recoverable	$40,426,044	$24,935,496	$13,924,406	$7,505,776	$5,634,657	$92,426,379

Average interest rate	2.35%	1.27%	3.09%	1.74%	2.26%	2.15%
Net amount at risk, gross of reinsurance(4)	$—	$—	$83,915,043	$—	$1,186,939	$85,101,982
Cash surrender value(5)	$38,197,675	$24,207,795	$13,511,039	$—	$3,512,984	$79,429,493
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
(3)“Other activity” includes policy charges, fees and commissions, transfers, assumption changes, fair value changes and the impact of hedge fair value adjustments.
(4)Net amount at risk represents the difference between the face value of the life insurance policy and the reserve accumulated under that same policy.
(5)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.
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

	As of September 30, 2023
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$2,644,238	$24,831	$837,571	$3,808,959	$23,619,652	$30,935,251
1.00% - 1.99%	1,540,977	1,115,829	1,000,231	1,863,390	4,997,504	10,517,931
2.00% - 2.99%	944,139	39,559	51,694	88,962	1,056,935	2,181,289
3.00% - 4.00%	11,587,810	386,158	145,064	567,388	1,512	12,687,932
Greater than 4.00%	7,555,351	1,715,195	62,971	5,827	—	9,339,344
Total	$24,272,515	$3,281,572	$2,097,531	$6,334,526	$29,675,603	$65,661,747
Percentage of total	37%	5%	3%	10%	45%	100%

	As of December 31, 2022
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$3,211,064	$25,500	$847,989	$4,669,081	$20,158,257	$28,911,891
1.00% - 1.99%	2,350,348	1,171,911	1,077,219	1,910,863	2,820,473	9,330,814
2.00% - 2.99%	1,096,383	53,360	9,747	1,222	590,032	1,750,744
3.00% - 4.00%	12,505,278	417,005	147,812	494,726	136,429	13,701,250
Greater than 4.00%	7,822,274	1,596,918	65,498	6,087	55,589	9,546,366
Total	$26,985,347	$3,264,694	$2,148,265	$7,081,979	$23,760,780	$63,241,065
Percentage of total	43%	5%	3%	11%	38%	100%

Notes to Financial Statements (Continued)

Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30, 2023			September 30, 2022
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected net premiums
Balance as of beginning of the period	$—	$(255,401)	$(255,401)	$—	$(329,716)	$(329,716)

Balance at original discount rate	$—	$(303,610)	$(303,610)	$—	$(334,780)	$(334,780)
Effect of changes in cash flow assumptions	—	43,842	43,842	—	5,124	5,124
Effect of actual variances from expected experience	—	1,980	1,980	—	(11,515)	(11,515)
Adjusted beginning of period balance	—	(257,788)	(257,788)	—	(341,171)	(341,171)
Interest	—	(3,347)	(3,347)	—	(3,561)	(3,561)
Net premiums collected	—	24,732	24,732	—	26,529	26,529
Flooring impact	3	—	3	—	—	—
Ending balance at original discount rate	3	(236,403)	(236,400)	—	(318,203)	(318,203)
Effect of changes in discount rate assumptions	—	41,702	41,702	—	48,570	48,570
Balance as of the end of the period	$3	$(194,701)	$(194,698)	$—	$(269,633)	$(269,633)

Present value of expected future policy benefits
Balance as of beginning of the period	$14,021,514	$679,807	$14,701,321	$16,302,904	$883,399	$17,186,303

Balance at original discount rate	$17,180,626	$806,555	$17,987,181	$16,443,480	$895,295	$17,338,775
Effect of changes in cash flow assumptions	(1,563)	(46,438)	(48,001)	4,834	(6,988)	(2,154)
Effect of actual variances from expected experience	21,595	4,259	25,854	(40,345)	12,690	(27,655)
Adjusted beginning of period balance	17,200,658	764,376	17,965,034	16,407,969	900,997	17,308,966
Issuances	1,971,968	354	1,972,322	1,395,127	7,150	1,402,277
Interest	311,936	7,079	319,015	221,000	12,337	233,337
Benefit payments	(1,213,734)	(68,821)	(1,282,555)	(1,119,420)	(78,243)	(1,197,663)
De-recognition (lapses and withdrawals)	—	—	—	—	(4,523)	(4,523)
Ending balance at original discount rate	18,270,828	702,988	18,973,816	16,904,676	837,718	17,742,394
Effect of changes in discount rate assumptions	(3,806,449)	(117,105)	(3,923,554)	(3,739,567)	(128,298)	(3,867,865)
Balance as of the end of the period	14,464,379	585,883	15,050,262	13,165,109	709,420	13,874,529
Net liability for future policy benefits	14,464,382	391,182	14,855,564	13,165,109	439,787	13,604,896
Less: reinsurance recoverable(3)	(7,403,232)	(3,063)	(7,406,295)	(7,132,431)	(3,167)	(7,135,598)
Net liability for future policy benefits, net of reinsurance recoverables	$7,061,150	$388,119	$7,449,269	$6,032,678	$436,620	$6,469,298
_________________
(1)Payout annuities generally only have a single premium received at contract inception. As a result, the liability for future policy benefits generally would not reflect a present value for future premiums for payout annuities.
(2)“Other” consists of activity related to variable annuities, traditional life insurance, preneed insurance and fixed-rate annuity products.
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $(339.3) million and $(2.1) billion for the nine months ended September 30, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statement of operations for the nine months ended September 30, 2023 and 2022:

	Gross premiums
	Nine months ended September 30,
	2023	2022
Payout annuities	$2,194,414	$1,523,066
Other	50,193	56,191
Total products	$2,244,607	$1,579,257
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Payout annuities	Other
Weighted-average interest rates, original discount rate	3.16%	2.54%
Weighted-average interest rates, current discount rate	5.86%	5.85%
Weighted-average liability duration (years, current rates)	8.13	8.74

	As of December 31, 2022
	Payout annuities	Other
Weighted-average interest rates, original discount rate	2.76%	2.50%
Weighted-average interest rates, current discount rate	5.04%	5.03%
Weighted-average liability duration (years, current rates)	8.39	9.32
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Payout annuities	Other
Expected future benefit payments, undiscounted	$26,251,087	$847,675
Expected future benefit payments, discounted (original discount rate)	18,270,828	702,988
Expected future benefit payments, discounted (current discount rate)	14,464,379	585,883

Expected future gross premiums, undiscounted	—	388,013
Expected future gross premiums, discounted (original discount rate)	—	326,829
Expected future gross premiums, discounted (current discount rate)	—	270,873

	As of December 31, 2022
	Payout annuities	Other
Expected future benefit payments, undiscounted	$23,980,780	$986,614
Expected future benefit payments, discounted (original discount rate)	17,321,202	812,773
Expected future benefit payments, discounted (current discount rate)	14,021,514	680,807

Expected future gross premiums, undiscounted	—	524,122
Expected future gross premiums, discounted (original discount rate)	—	431,466
Expected future gross premiums, discounted (current discount rate)	—	356,968
Significant inputs, judgments and assumptions used in measuring future policyholder benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews all assumptions at least annually,

Notes to Financial Statements (Continued)
and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2023, premium and lapse assumptions were revised for traditional life insurance products (included with the “Other” category), which resulted in a $4.2 million favorable impact to net income before taxes.
For the nine months ended September 30, 2023 and 2022, Global Atlantic recognized $306.0 million and $1.6 billion in other comprehensive income, respectively, due to changes in the future policy benefits estimate from updating discount rates. During nine months ended September 30, 2023 and 2022, there were no changes to the methods used to determine the discount rates.
Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30, 2023	September 30, 2022
Balance as of beginning of period	$5,104,810	$4,832,678
Effect of changes in cash flow assumptions	13,773	18,160
Effect of changes in experience	(26,485)	(33,396)
Adjusted balance as of beginning of period	5,092,098	4,817,442
Issuances	20,054	17,971
Assessments	352,623	371,032
Benefits paid	(292,067)	(306,035)
Interest	104,393	111,040
Balance as of end of period	5,277,101	5,011,450
Less: impact of unrealized investment gain and losses	138,587	99,149
Balance, end of period, net of reinsurance recoverable and impact of unrealized investment gains and losses	$5,138,514	$4,912,301
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

	Gross assessments
	Nine months ended September 30,
	2023	2022
Total amount recognized within revenue in the consolidated statements of operations	$342,419	$423,037
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Weighted-average interest, current discount rate	3.00%	3.00%
Weighted-average liability duration (years)	27.94	28.21
Significant inputs, judgments and assumptions used in measuring the additional liabilities for annuitization, death, or other insurance benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality and lapse rates. Global Atlantic reviews all assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2023, assumptions for lapse rates, investment yields, and option budget costs were updated, which resulted in a $13.8 million increase in the additional liability for annuitization, death, and other insurance benefits. During the nine months

Notes to Financial Statements (Continued)
ended September 30, 2022, assumptions for lapse rates and investment yields were updated, which resulted in a $18.2 million increase in the liability.
Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Nine months ended
	September 30, 2023			September 30, 2022
	Fixed-indexed annuity	Variable- and other annuities	Total	Fixed-indexed annuity	Variable- and other annuities	Total
Balance as of beginning of period	$548,536	$120,322	$668,858	$1,188,355	$255,048	$1,443,403

Balance as of beginning of period, before impact of changes in instrument-specific credit risk	$656,880	$150,633	$807,513	$1,183,116	$254,972	$1,438,088
Issuances	847	(30)	817	497	42,010	42,507
Interest	29,734	6,548	36,282	10,127	3,120	13,247
Attributed fees collected	77,685	62,925	140,610	72,894	63,813	136,707
Benefit payments	(2,781)	(1,102)	(3,883)	(1,844)	(2,521)	(4,365)
Effect of changes in interest rates	(184,971)	(89,899)	(274,870)	(576,106)	(349,425)	(925,531)
Effect of changes in equity markets	(8,098)	(16,848)	(24,946)	67,766	186,557	254,323
Effect of actual experience different from assumptions	138,788	(32,820)	105,968	15,769	(21,409)	(5,640)
Effect of changes in other future expected assumptions	(93,298)	55,657	(37,641)	(115,765)	10,752	(105,013)
Balance as of end of period before impact of changes in instrument-specific credit risk	614,786	135,064	749,850	656,454	187,869	844,323
Effect of changes in instrument-specific credit risk	13,178	6,117	19,295	(178,943)	(56,892)	(235,835)
Balance as of end of period	627,964	141,181	769,145	477,511	130,977	608,488
Less: reinsurance recoverable as of the end of the period	—	(13,169)	(13,169)	—	(22,689)	(22,689)
Balance as of end of period, net of reinsurance recoverable	$627,964	$128,012	$755,976	$477,511	$108,288	$585,799

Net amount at risk	$4,200,773	$1,312,724	$5,513,497	$3,691,383	$1,384,987	$5,076,370
Weighted-average attained age of contract holders (years)	70	69	70	70	69	70
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023			As of December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed annuities	$5,463	$633,427	$(627,964)	$13,150	$561,686	$(548,536)
Variable- and other annuities	30	141,211	(141,181)	30	120,352	(120,322)
Total	$5,493	$774,638	$(769,145)	$13,180	$682,038	$(668,858)
Significant inputs, judgments, and assumptions used in measuring market risk benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews all assumptions at least annually, and more frequently if evidence suggests. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2023, assumptions for fixed-indexed annuity surrender and partial withdrawals, and variable annuity surrender and activations were updated, which resulted in a $37.6 million favorable impact to net income before taxes. During the nine months ended September 30, 2022, assumptions for fixed-indexed annuity activations,

Notes to Financial Statements (Continued)
surrender rates, option budgets, and variable and other annuity rider fees and termination rates were updated, which resulted in a $105.0 million favorable impact to net income before taxes.
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
The following table presents the balances of and changes in separate account liabilities:

	September 30, 2023			September 30, 2022
	Variable annuities	Interest-sensitive life	Total	Variable annuities	Interest-sensitive life	Total
Balance as of beginning of period	$3,627,769	$503,025	$4,130,794	$4,922,704	$663,724	$5,586,428
Premiums and deposits	26,449	10,337	36,786	23,966	11,004	34,970
Surrenders, withdrawals and benefit payments	(357,330)	(16,590)	(373,920)	(329,306)	(11,618)	(340,924)
Investment performance	190,354	45,362	235,716	(940,217)	(154,438)	(1,094,655)
Other	(92,798)	(36,675)	(129,473)	(97,073)	(36,495)	(133,568)
Balance as of end of period	$3,394,444	$505,459	$3,899,903	$3,580,074	$472,177	$4,052,251

Cash surrender value as of end of period(1)	$3,394,444	$505,459	$3,899,903	$3,580,074	$472,177	$4,052,251
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.

The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	September 30, 2023	December 31, 2022
Asset type:
Managed volatility equity/fixed income blended fund	$2,047,721	$2,246,803
Equity	1,471,181	1,634,357
Fixed income	147,014	156,594
Money market	233,356	92,284
Alternative	631	756
Total assets supporting separate account liabilities	$3,899,903	$4,130,794

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
For the three months ended September 30, 2023 and 2022, the effective tax rates were 15.5% and 39.6%, respectively, and for the nine months ended September 30, 2023 and 2022, the effective tax rates were 19.5% and (3.8)%, respectively. The effective tax rate differs from the statutory rate primarily due to the mix of asset management and insurance income (loss) along with a substantial portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership.
Based on all available evidence as of December 31, 2022, Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. As of December 31, 2022, Global Atlantic recorded $89.3 million of valuation allowance allocated to other comprehensive income associated with the unrealized tax capital losses in the available for sale securities portfolio. There was no change in the valuation allowance recorded as of September 30, 2023. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will eventually be realized.
During the nine months ended September 30, 2023, there was a decrease of $18.3 million to KKR’s uncertain tax positions primarily due to state return filings for the years ended 2018 through 2020 and the settlement of local tax audits conducted for the years ended 2010 through 2014.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA were effective as of January 1, 2023. The IRA includes a new 15% corporate minimum tax, which KKR concluded there was no impact on income taxes for the three and nine months ended September 30, 2023. The IRA also enacted a 1% excise tax on certain actual and deemed stock repurchases by publicly traded U.S. corporations effective January 1, 2023. The value of repurchases subject to the tax is reduced by the value of any stock issued during the tax year, including stock issued or provided to employees. The excise tax is accounted for in equity as an additional repurchase cost. KKR will continue to evaluate the potential future impacts of the IRA, and will continue to review and monitor the issuance of additional guidance.

Notes to Financial Statements (Continued)
20. EQUITY BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
KKR Equity Incentive Plan Awards(1)	$123,339	$111,754	$365,227	$339,494
(1)For the three months ended September 30, 2023 and 2022, KKR recorded equity based compensation related to our insurance business of $3.7 million and $2.2 million, respectively, and for the nine months ended September 30, 2023 and 2022, KKR recorded equity based compensation related to our insurance business of $10.4 million and $6.5 million, respectively.

Asset Management
KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of September 30, 2023, 64,243,505 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.
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
As of September 30, 2023, there was approximately $406.7 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.4 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2023 through September 30, 2023 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	16,170,064	$45.82
Granted	586,543	52.55
Vested	(3,815,728)	44.37
Forfeitures	(847,080)	41.04
Balance, September 30, 2023	12,093,799	$46.94
(1)Unvested Service-Vesting Awards include restricted stock units granted to Global Atlantic employees.

Market Condition Awards
Under the Equity Incentive Plans, KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards") for certain employees. The following is a discussion of Market Condition Awards, excluding the Co-CEO Awards (as defined below), except where discussed below.
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
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$26.94	$19.87 - $66.80
Closing KKR share price as of valuation date	$46.94	$37.93 - $76.31
Risk Free Rate	1.76%	0.41% - 4.34%
Volatility	30.05%	28.00% - 38.00%
Dividend Yield	1.34%	0.76% - 1.53%
Expected Cost of Equity	10.72%	9.13% - 11.80%
As of September 30, 2023, there was approximately $561.4 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.6 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2023 through September 30, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	26,198,531	$25.30
Granted	6,744,316	33.57
Vested	(560,000)	20.21
Forfeitures	(1,106,214)	21.28
Balance, September 30, 2023	31,276,633	$27.32
As of September 30, 2023, 18.2 million of these Market Condition awards have met their market price based vesting condition.
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
As of September 30, 2023, there was approximately $471.6 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from October 1, 2023 to December 31, 2026. As of September 30, 2023, none of these Co-CEO awards have met their market price based vesting condition.

Notes to Financial Statements (Continued)
Insurance
Global Atlantic recognized $18.6 million and $16.4 million for the three months ended September 30, 2023 and 2022, respectively, and $56.1 million and $53.1 million for the nine months ended September 30, 2023 and 2022, respectively, of expense related to equity-based compensation and long-term incentive awards.
No equity-based compensation costs were capitalized during the three and nine months ended September 30, 2023 and 2022.
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
Global Atlantic recognized $3.7 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $10.4 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively, of total equity-based compensation expense associated with these awards.
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
The table below presents the activity related to book value awards for the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
Outstanding amount as of beginning of period	$138,595
Granted	34,229
Forfeited	(3,037)
Vested and cash-settled	(63,292)
Outstanding amount as of end of period	$106,495
Global Atlantic recognized $14.8 million and $14.2 million for the three months ended September 30, 2023 and 2022, respectively, and $45.7 million and $46.6 million for the nine months ended September 30, 2023 and 2022, respectively, of compensation expense associated with these awards. As of September 30, 2023, the remaining unamortized compensation expenses of $82.2 million are expected to be recognized over a remaining average period of 2.13 years.
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

Notes to Financial Statements (Continued)
During the nine months ended September 30, 2023, 77 incentive units were granted to employees and 35 incentive units were forfeited. As of September 30, 2023 and December 31, 2022, there were approximately 887 and 845 incentive units outstanding under the Plan, respectively.
Global Atlantic recorded compensation expense of $7.9 million and $28.0 million for the three months ended September 30, 2023 and 2022, respectively, and $64.1 million and $54.8 million for the nine months ended September 30, 2023 and 2022, respectively, related to periodic change in expense for the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities. As of September 30, 2023, there was approximately $89.7 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 2.34 years.
21. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2023	December 31, 2022
Amounts due from unconsolidated investment funds	$1,375,687	$1,401,766
Amounts due from portfolio companies	214,728	261,537
Due from Affiliates	$1,590,415	$1,663,303
Due to Affiliates consists of:

	September 30, 2023	December 31, 2022
Amounts due to current and former employees under the tax receivable agreement (1)	$404,567	$420,599
Amounts due to unconsolidated investment funds	37,231	45,458
Due to Affiliates	$441,798	$466,057
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

Notes to Financial Statements (Continued)
Modification of Segment Information
In connection with the adoption of LDTI (see Note 2 in our financial statements), KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. As a result, KKR has modified the presentation of its segment financial information effective as of and for the three and nine months ended September 30, 2023 with retrospective application to all prior periods presented. The most significant changes are as follows:
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

Notes to Financial Statements (Continued)
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset Management
Management Fees (1)	$758,700	$670,534	$2,245,744	$1,950,389
Transaction and Monitoring Fees, Net	124,014	167,455	456,421	580,794
Fee Related Performance Revenues	20,436	49,924	70,529	71,974
Fee Related Compensation	(203,209)	(199,780)	(623,987)	(585,748)
Other Operating Expenses	(142,416)	(146,370)	(440,295)	(409,489)
Fee Related Earnings	557,525	541,763	1,708,412	1,607,920
Realized Performance Income	329,266	497,860	653,998	1,837,925
Realized Performance Income Compensation	(213,816)	(322,927)	(424,910)	(1,180,990)
Realized Investment Income (2)	231,196	284,979	543,965	911,221
Realized Investment Income Compensation	(34,679)	(42,747)	(81,576)	(136,683)
Asset Management Segment Operating Earnings	$869,492	$958,928	$2,399,889	$3,039,393

Insurance
Net Investment Income (1) (2)	$1,356,407	$1,054,757	$3,911,456	$2,881,567
Net Cost of Insurance	(820,014)	(618,693)	(2,382,303)	(1,605,275)
General, Administrative and Other	(204,701)	(161,451)	(604,700)	(473,774)
Pre-tax Operating Earnings	331,692	274,613	924,453	802,518
Pre-tax Operating Earnings Attributable to Noncontrolling Interest	(121,665)	(105,778)	(339,090)	(309,121)
Insurance Segment Operating Earnings	$210,027	$168,835	$585,363	$493,397

Total Segment Operating Earnings	$1,079,519	$1,127,763	$2,985,252	$3,532,790

(1) Includes intersegment management fees of $112.1 million and $83.0 million, for three months ended September 30, 2023 and 2022, respectively, and $331.0 million and $211.3 million for the nine months ended September 30, 2023 and 2022, respectively.

(2) Includes intersegment interest expense and income of $49.7 million and $44.0 million, for the three months ended September 30, 2023 and 2022, respectively, and $137.9 million and $104.3 million for the nine months ended September 30, 2023 and 2022, respectively.

			As of September 30,
			2023	2022
Segment Assets:
Asset Management			$33,004,814	$31,244,274
Insurance			174,054,907	163,644,615
Total Segment Assets			$207,059,721	$194,888,889

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Total GAAP Revenues	$3,315,481	$1,856,432	$10,069,481	$3,179,188
Impact of Consolidation and Other	218,495	207,822	613,048	593,340
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,009,645)	572,863	(2,155,560)	2,442,080
Realized Carried Interest	327,195	496,494	646,116	1,799,870
Realized Investment Income	231,196	284,979	543,965	911,221
Capstone Fees	(23,235)	(20,748)	(67,080)	(55,743)
Expense Reimbursements	(15,982)	(10,733)	(48,366)	(77,612)
Insurance Adjustments:
Net Premiums	(220,212)	(480,462)	(1,320,265)	(627,104)
Policy Fees	(314,016)	(318,225)	(943,200)	(951,037)
Other Income	(42,341)	(35,632)	(119,357)	(102,888)
(Gains) Losses from Investments(1)	(75,064)	(11,584)	379,213	176,559
Non-operating Changes in Policy Liabilities and Derivatives	428,147	184,303	284,118	945,996
Total Segment Revenues (2)	$2,820,019	$2,725,509	$7,882,113	$8,233,870
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Income (Loss) Before Tax (GAAP)	$2,819,190	$206,188	$4,678,638	$(421,366)
Impact of Consolidation and Other	(883,896)	(26,125)	(1,036,007)	(536,351)
Interest Expense	89,429	83,335	266,939	229,414
Equity-based compensation - KKR Holdings(1)	—	19,500	—	119,834
Asset Management Adjustments:
Unrealized (Gains) Losses	(710,569)	233,265	(1,069,553)	1,734,293
Unrealized Carried Interest	(616,963)	1,094,782	(1,255,117)	3,946,182
Unrealized Carried Interest Compensation (Carry Pool)	310,917	(468,785)	590,108	(1,629,011)
Strategic Corporate Related Charges(2)	8,038	17,925	22,037	88,129
Equity-based compensation	46,782	50,566	151,060	156,259
Equity-based compensation - Performance based	72,821	58,943	203,748	176,727
Insurance Adjustments:(3)
(Gains) Losses from Investments(3)(4)	(33,337)	27,504	223,260	236,441
Non-operating Changes in Policy Liabilities and Derivatives(3)	(42,364)	(200,032)	121,590	(642,815)
Strategic Corporate Related Charges(3)	—	2,713	3,199	8,682
Equity-based and Other Compensation(3)	16,678	25,271	76,969	58,233
Amortization of Acquired Intangibles(3)	2,793	2,713	8,381	8,139
Total Segment Operating Earnings	$1,079,519	$1,127,763	$2,985,252	$3,532,790
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the nine months ended September 30, 2022, strategic corporate related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered into in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts represent the portion allocable to KKR & Co. Inc.
(4)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

Notes to Financial Statements (Continued)

	As of
	September 30, 2023	September 30, 2022
Total GAAP Assets	$288,732,956	$264,372,213
Impact of Consolidation and Reclassifications	(84,135,828)	(67,485,113)
Carry Pool Reclassifications	2,462,593	(1,998,211)
Total Segment Assets	$207,059,721	$194,888,889
23. EQUITY
Stockholders' Equity
Common Stock
The common stock of KKR & Co. Inc. is entitled to vote as provided by its certificate of incorporation, Delaware General Corporation Law and the rules of the New York Stock Exchange ("NYSE"). Subject to preferences that apply to any shares of preferred stock outstanding at the time on which dividends are payable, the holders of common stock are entitled to receive dividends out of funds legally available if the Board of Directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that the Board of Directors may determine. The common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.
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
On September 15, 2023, the mandatory conversion date, each share of Series C Mandatory Convertible Preferred Stock automatically converted into 1.1700 shares of KKR & Co. Inc.'s common stock, in each case, subject to the receipt of cash in lieu of fractional shares. The number of shares of common stock issuable upon conversion was determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 15, 2023. Upon conversion of the Series C Mandatory Convertible Preferred Stock, no outstanding shares of Series C Mandatory Convertible Preferred Stock remained following the mandatory conversion. As previously announced, holders of record at the close of business on September 1, 2023 separately received a final quarterly cash dividend of $0.75 per share of the Series C Mandatory Convertible Preferred Stock, payable on the conversion date.
In connection with the redemption of the Series C Mandatory Convertible Preferred Stock, KKR Group Partnership's preferred units with economic terms designed to mirror those of the Series C Mandatory Convertible Preferred Stock automatically converted into KKR Group Partnership Units on a one-for-one basis relative to the number of shares of common stock issued in respect of the conversion of Series C Mandatory Convertible Preferred Stock.

Notes to Financial Statements (Continued)
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of November 3, 2023, there was approximately $194 million remaining under the program.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock repurchased	308,808	—	5,395,162	5,191,174
Equity awards for common stock retired	—	—	604,281	596,437

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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third parties in KKR's insurance business including GA Rollover Investors, GA Co-Investors and third-party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.

Notes to Financial Statements (Continued)
The following tables present the calculation of total noncontrolling interests:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning of Period (as previously reported for the prior period)	$40,429,454	$35,778,000
Adoption of New Accounting Standard (See Note 2)	—	632,858
Balance at the beginning of the period (as revised for the prior period)	40,429,454	36,410,858
Net Income (Loss) Attributable to Noncontrolling Interests	895,539	1,088,622
Other Comprehensive Income (Loss), net of tax	(503,289)	(213,251)
Change in KKR & Co. Inc.'s Ownership Interest	—	(113,121)
Equity Based Compensation (Non cash Contribution)	78,493	226,169
Capital Contributions	1,886,326	9,290,719
Capital Distributions	(1,822,724)	(5,560,590)
Changes in Consolidation	(195,271)	(360,878)
Balance at the end of the period	$40,768,528	$40,768,528

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning of Period (as previously reported for the prior period)	$33,664,541	$40,474,565
Adoption of New Accounting Standard (See Note 2)	575,428	104,961
Balance at the beginning of the period (as revised for the prior period)	34,239,969	40,579,526
Net Income (Loss) Attributable to Noncontrolling Interests	73,014	221,286
Other Comprehensive Income (Loss), net of tax	(738,375)	(3,905,314)
Exchange of KKR Holdings units to Common Stock	—	(12,865)
Equity Based Compensation (Non cash Contribution)	65,179	294,241
Capital Contributions	3,685,933	11,117,981
Capital Distributions	(2,143,703)	(5,759,604)
Holdings Merger (1)	—	(7,197,950)
Change in KKR & Co. Inc.'s Ownership Interest	—	(155,284)
Balance at the end of the period	$35,182,017	$35,182,017
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
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $50.2 million and $82.7 million as of September 30, 2023 and December 31, 2022, respectively, as determined by the hypothetical liquidation at book value ("HLBV") method, respectively. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of September 30, 2023 and December 31, 2022, the estimated redemption value that would be due at the respective redemption dates is $3.2 million and $5.3 million, respectively.
The following tables presents the calculation of Redeemable Noncontrolling Interests:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at the beginning of the period	$183,413	$152,065
Net income (loss) attributable to Redeemable Noncontrolling Interests	(3,685)	(12,728)
Capital contributions	242,359	312,356
Capital distributions	(213)	(1,998)
Changes in Consolidation	—	(27,821)
Balance at the end of the period	$421,874	$421,874

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance at the beginning of the period	$81,167	82,491
Net income (loss) attributable to Redeemable Noncontrolling Interests	1,602	1,547
Capital contributions	—	—
Capital distributions	(636)	(1,905)
Balance at the end of the period	$82,133	$82,133

Notes to Financial Statements (Continued)
25. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of September 30, 2023, KKR had unfunded commitments consisting of $8.7 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $107.4 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of September 30, 2023, these commitments amounted to $509.0 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.2 billion as of September 30, 2023. These commitments include those related to commercial mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $29.3 million for current expected credit losses as of September 30, 2023.
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
As of September 30, 2023, approximately $540 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2023 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $220 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of September 30, 2023, Associates Holdings had access to cash reserves sufficient to reimburse the full $220 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $3.3 billion, and KKR would be entitled to seek reimbursement of approximately $1.4 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.

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
Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of September 30, 2023, the present value of the remaining amount to be paid is $61.9 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $22.2 million, as of September 30, 2023, with expiration dates between May 2024 to November 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $167.8 million, as of

Notes to Financial Statements (Continued)
September 30, 2023. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both September 30, 2023 and December 31, 2022, the expected credit loss on the contingent liability associated with these letters of credit was not material.
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
On August 20, 2021, the same and other individual plaintiffs filed a second complaint in Kentucky state court, purportedly on behalf of Kentucky Retirement Systems' funds, alleging the same claims against KKR & Co. Inc. and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the August 20, 2021 complaint by the Tier 3 plaintiffs, whose motions are awaiting a decision from the Kentucky state court. On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to KKR & Co. Inc. and Prisma Capital Partners LP, the Kentucky state court found that it has personal jurisdiction over KKR & Co. Inc., and this finding is currently being appealed by KKR. On May 27, 2022, following a motion by KKR, the judge then adjudicating the lawsuits recused himself from the original 2017 action and the second Tier 3 action, and a new judge was assigned. On December 9, 2022, the

Notes to Financial Statements (Continued)
new judge issued an order that held in abeyance the motions to dismiss filed by KKR and other defendants pending the outcome of appeals which challenge the trial court’s December 28, 2020 order granting the Attorney General’s motion to intervene. On April 14, 2023, the Kentucky Court of Appeals ruled in favor of KKR and the other defendants in their appeal of the trial court’s December 28, 2020 order granting the Kentucky Attorney General’s motion to intervene in the 2017 action, including that the trial court should have dismissed the entire 2017 action after the Kentucky Supreme Court’s 2020 decision. On May 4, 2023, the Attorney General filed a petition for rehearing with the Court of Appeals. The Court of Appeals denied the petition for rehearing. On July 6, 2023, the Attorney General filed with the Kentucky Supreme Court a motion for discretionary review of the Court of Appeals' decision. The Court of Appeals’ April 14, 2023 decision does not dismiss the Kentucky Attorney General’s standalone lawsuit filed on July 21, 2020, which KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants moved to dismiss on September 14, 2023.
KKR (including Global Atlantic) currently is, and expects to continue to become from time to time, subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, U.S. Department of Justice, U.S. state attorney generals, Financial Industry Regulatory Authority ("FINRA"), the U.K. Financial Conduct Authority, Central Bank of Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings, or the imposition of fines, penalties, or other remedies, against KKR or its personnel. KKR is presently subject to investigations by the U.S. Department of Justice related to antitrust matters, including with respect to (i) the premerger notification requirements under the Hart-Scott-Rodino Act of 1976 with respect to certain filings that KKR made for transactions in 2021 and 2022 and (ii) the restrictions on interlocking directorates under Section 8 of the Clayton Act. KKR is also presently subject to investigations by the SEC related to business-related electronic communications, including with respect to the preservation of text messages and similar communications on electronic messaging applications under the Investment Advisers Act of 1940. KKR is currently cooperating with these investigations.

Moreover, in the ordinary course of business, KKR (including Global Atlantic) is and can be both the defendant and the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds and Global Atlantic's insurance companies.
KKR establishes an accrued liability for legal or regulatory proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters also have the possibility of resulting in losses in excess of any amounts accrued. Estimating an accrued liability or a reasonably possible loss involves significant judgment due to many uncertainties, including among others: (i) the proceeding may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved; (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties; or (vii) the proceeding relates to a regulatory examination, inquiry, or investigation. Consequently, management is unable as of the date of filing of this report to estimate an amount or range of reasonably possible losses related to matters pending against KKR. In addition, any amounts accrued as loss contingencies or disclosed as reasonably possible losses may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss. KKR includes in its financial statements the reserve for regulatory, litigation and related matters that Global Atlantic includes in its financial statements.

It is not possible to predict the ultimate outcome of all pending legal or regulatory proceedings, and some of the matters discussed above seek or may seek potentially large and/or indeterminate amounts. As of the date of filing this report, management has not concluded that the final resolutions of the matters pending against KKR will have a material effect upon its financial statements. However, given the potentially large and/or indeterminate amounts sought or that may be sought in certain of these matters and the inherent unpredictability of examinations, inquiries, investigations and litigations, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on KKR's financial results in any particular period.

Notes to Financial Statements (Continued)
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $5.1 million and $5.2 million for the three months ended September 30, 2023 and 2022, respectively, and $15.2 million for both the nine months ended September 30, 2023 and 2022, and are included in insurance expenses in the consolidated statements of operations. As of both September 30, 2023 and December 31, 2022, the total capacity of the financing arrangements with third parties was $2.3 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both September 30, 2023 and December 31, 2022.

26. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.165 per share of common stock of KKR & Co. Inc. has been declared and was announced on November 7, 2023. This dividend will be paid on December 1, 2023 to common stockholders of record as of the close of business on November 17, 2023.

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
As of September 30, 2023, we manage $528 billion of assets for our clients. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 725 private equity investments in portfolio companies with a total transaction value in excess of $705 billion as of September 30, 2023. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021. Global Atlantic is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2023, Global Atlantic served over three million policyholders.
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

Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor investment funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of September 30, 2023, our Private Equity business line had $173.6 billion of AUM, consisting of $121.4 billion in traditional private equity, $35.0 billion in core private equity and $17.2 billion in growth equity, which includes $4.3 billion of impact investments.
The table below presents information as of September 30, 2023, relating to our current private equity and other vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2023.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$10,570	3%	$7,830	$—	$7,830	$8,652	$4
Americas Fund XII	5/2017	5/2021	13,500	1,671	4%	12,428	8,671	9,424	18,054	1,491
North America Fund XI	11/2012	1/2017	8,718	158	3%	10,039	22,833	2,759	3,357	190
2006 Fund (5)	9/2006	9/2012	17,642	—	2%	17,309	37,415	19	9	5
Millennium Fund (5)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	6	1
Ascendant Fund	6/2022	6/2028	2,893	2,893	11%	—	—	—	—	—
European Fund VI	6/2022	6/2028	7,414	6,218	3%	1,196	—	1,196	1,029	—
European Fund V	7/2019	2/2022	6,337	743	2%	5,664	917	5,495	6,669	286
European Fund IV	2/2015	3/2019	3,512	22	6%	3,637	5,316	1,727	3,027	253
European Fund III (5)	3/2008	3/2014	5,505	146	5%	5,360	10,625	586	31	(43)
European Fund II (5)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	31	(1)
Asian Fund IV	7/2020	7/2026	14,735	8,485	4%	6,411	161	6,278	7,839	182
Asian Fund III	8/2017	7/2020	9,000	1,446	6%	8,064	5,410	6,758	12,050	991
Asian Fund II	10/2013	3/2017	5,825	—	1%	7,323	6,474	2,929	2,154	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3%	3,974	8,728	110	—	(1)
China Growth Fund (5)	11/2010	11/2016	1,010	—	1%	1,010	1,065	322	114	(29)
Next Generation Technology Growth Fund III	11/2022	11/2028	2,620	2,620	7%	—	—	—	—	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	161	7%	2,124	496	1,920	2,848	187
Next Generation Technology Growth Fund	3/2016	12/2019	659	5	22%	668	1,127	276	903	71
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,984	4%	805	—	805	913	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	156	11%	1,305	249	1,152	1,797	92
Global Impact Fund II	6/2022	6/2028	2,439	2,439	1%	—	—	—	—	—
Global Impact Fund	2/2019	3/2022	1,242	265	8%	1,152	332	1,011	1,602	111
Co-Investment Vehicles and Other	Various	Various	17,253	3,231	Various	14,566	8,848	10,132	12,677	1,223
Core Investment Vehicles	Various	Various	24,867	11,331	30%	14,411	979	14,052	23,601	194
Unallocated Commitments (6)	N/A	N/A	4,296	4,296	Various	—	—	—	—	—

Total Private Equity			$190,809	$59,840		$137,027	$142,276	$74,781	$107,363	$4,861
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2023.
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

Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of September 30, 2023, our Real Assets business line had $124.7 billion of AUM, consisting of $65.0 billion in real estate (of which $37.0 billion is real estate credit and $28.0 billion is real estate equity), $56.0 billion in infrastructure, and $3.7 billion in energy.
The table below presents information as of September 30, 2023, relating to our current real asset and other vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Energy Income and Growth Fund II	8/2018	8/2022	$994	$—	20%	$1,191	$280	$970	$1,554	$38
Energy Income and Growth Fund	9/2013	6/2018	1,589	—	13%	1,589	1,221	—	—	—
Natural Resources Fund (5)	Various	Various	887	—	Various	887	168	—	—	—
Global Energy Opportunities	Various	Various	915	62	Various	520	198	318	173	—
Global Infrastructure Investors IV	8/2021	8/2027	16,585	7,211	2%	9,666	292	9,477	10,307	48
Global Infrastructure Investors III	7/2018	6/2021	7,165	1,097	4%	6,333	1,835	5,503	6,946	330
Global Infrastructure Investors II	12/2014	6/2018	3,040	131	4%	3,164	4,784	1,094	1,601	51
Global Infrastructure Investors	9/2010	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,057	6,057	6%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	705	7%	3,372	725	2,943	3,275	96
Diversified Core Infrastructure Fund	12/2020	(6)	9,028	845	6%	8,228	417	8,228	8,639	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,618	5%	2,744	226	2,585	2,577	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	210	8%	1,947	2,652	514	485	21
Real Estate Partners Americas	5/2013	5/2017	1,229	135	16%	1,024	1,408	94	55	(1)
Real Estate Partners Europe II	3/2020	3/2024	2,061	703	10%	1,542	409	1,323	1,210	—
Real Estate Partners Europe	8/2015	12/2019	707	102	10%	684	757	213	219	(2)
Asia Real Estate Partners	7/2019	7/2023	1,682	462	15%	1,228	20	1,192	1,351	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	5%	976	198	976	941	10
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	484	1,008	1,004	4
Property Partners Americas	12/2019	(6)	2,569	46	19%	2,523	159	2,523	2,611	—
Co-Investment Vehicles and Other	Various	Various	7,438	2,706	Various	4,779	1,534	4,368	4,290	18

Total Real Assets			$75,032	$22,212		$54,455	$19,995	$43,329	$47,238	$613
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)Open-ended fund.
Private Equity and Real Asset Performance
The table below presents information as of September 30, 2023, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2023, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	6	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	31	8,538	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,415	9	37,424	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,505	5,360	10,625	31	10,656	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,065	114	1,179	4.0%	0.1%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,039	22,833	3,357	26,190	23.9%	19.3%	2.6
Asian Fund II (2013)	5,825	7,323	6,474	2,154	8,628	4.8%	3.1%	1.2
Real Estate Partners Americas (2013)	1,229	1,024	1,408	55	1,463	16.1%	11.3%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.1)%	(8.8)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,164	4,784	1,601	6,385	19.6%	16.9%	2.0
European Fund IV (2015)	3,512	3,637	5,316	3,027	8,343	24.0%	18.8%	2.3
Real Estate Partners Europe (2015)	707	684	757	219	976	12.6%	9.2%	1.4
Next Generation Technology Growth Fund (2016)	659	668	1,127	903	2,030	31.1%	26.4%	3.0
Health Care Strategic Growth Fund (2016)	1,331	1,305	249	1,797	2,046	19.5%	12.9%	1.6
Americas Fund XII (2017)	13,500	12,428	8,671	18,054	26,725	25.2%	20.5%	2.2
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	484	1,004	1,488	9.2%	7.8%	1.5
Core Investment Vehicles (2017)	24,867	14,411	979	23,601	24,580	18.4%	17.3%	1.7
Asian Fund III (2017)	9,000	8,064	5,410	12,050	17,460	29.2%	22.8%	2.2
Real Estate Partners Americas II (2017)	1,921	1,947	2,652	485	3,137	26.2%	21.6%	1.6
Global Infrastructure Investors III (2018)	7,165	6,333	1,835	6,946	8,781	13.8%	10.6%	1.4
Global Impact Fund (2019)	1,242	1,152	332	1,602	1,934	25.8%	19.1%	1.7
European Fund V (2019)	6,337	5,664	917	6,669	7,586	13.8%	10.3%	1.3
Energy Income and Growth Fund II (2018)	994	1,191	280	1,554	1,834	19.2%	17.1%	1.5
Asia Real Estate Partners (2019)	1,682	1,228	20	1,351	1,371	10.9%	4.2%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,124	496	2,848	3,344	24.1%	18.8%	1.6
Real Estate Credit Opportunity Partners II (2019)	950	976	198	941	1,139	9.9%	7.5%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	3,372	725	3,275	4,000	15.1%	10.2%	1.2
Asian Fund IV (2020)	14,735	6,411	161	7,839	8,000	16.6%	9.3%	1.2
Real Estate Partners Europe II (2020)	2,061	1,542	409	1,210	1,619	3.5%	—%	1.0
Real Estate Partners Americas III (2021)	4,253	2,744	226	2,577	2,803	1.5%	(1.3)%	1.0
Health Care Strategic Growth Fund II (2021)	3,789	805	—	913	913	19.4%	(5.6)%	1.1
North America Fund XIII (2021)	18,400	7,830	—	8,652	8,652	11.5%	6.2%	1.1
Global Infrastructure Investors IV (2021) (3)	16,585	9,666	292	10,307	10,599	—	—	—
European Fund VI (2022) (3)	7,414	1,196	—	1,029	1,029	—	—	—
Global Impact Fund II (2022) (3)	2,439	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	6,057	—	—	—	—	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,620	—	—	—	—	—	—	—
Ascendant Fund (2022) (3)	2,893	—	—	—	—	—	—	—
Subtotal - Included Funds	227,623	164,147	160,073	126,211	286,284	16.1%	12.3%	1.8

All Funds	$244,098	$180,622	$210,342	$126,211	$336,553	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on September 30, 2023.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2023. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of September 30, 2023, our Credit and Liquid Strategies business line had $229.4 billion of AUM, comprised of $109.5 billion of assets managed in our leveraged credit strategies, $83.3 billion of assets managed in our private credit strategy, and $7.6 billion of assets managed in our SIG strategy, $27.2 billion of assets managed through our hedge fund platform, and $1.8 billion of assets managed in other Credit and Liquid Strategies strategies. We manage $110.7 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $15.6 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
Credit
Our credit platform invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are primarily managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the United Kingdom ("UK") Financial Conduct Authority (the "FCA"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and an SEC-registered investment adviser. We also jointly own with a third party FS/KKR Advisor, LLC, an investment adviser registered with the SEC that provides investment advisory services to certain registered investment vehicles, including FS KKR Capital Corp. (NYSE: FSK), a publicly listed BDC. For further information regarding the legal entities involved in the Credit business and the regulatory and legal requirements that apply to these entities and their activities, see "—Regulation" in our Annual Report.
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
The table below presents information as of September 30, 2023, relating to our current credit and other investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,324	$1,975	7%	$349	$—	$349	$372	$2
Dislocation Opportunities Fund	8/2019	11/2021	2,967	556	14%	2,412	1,042	1,771	1,854	50
Special Situations Fund II	2/2015	3/2019	3,525	284	9%	3,241	2,328	1,217	1,288	—
Special Situations Fund	1/2013	1/2016	2,274	1	12%	2,273	1,790	429	352	—
Mezzanine Partners	7/2010	3/2015	1,023	33	4%	990	1,166	184	147	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	1,123	7%	936	66	936	997	19
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	377	2%	1,868	841	1,258	1,247	—
Lending Partners IV	3/2022	9/2026	1,150	575	5%	575	—	575	609	2
Lending Partners III	4/2017	11/2021	1,498	540	2%	958	737	741	759	40
Lending Partners II	6/2014	6/2017	1,336	157	4%	1,179	1,192	152	89	—
Lending Partners	12/2011	12/2014	460	40	15%	420	458	23	11	—
Lending Partners Europe II	5/2019	9/2023	837	210	7%	627	125	627	641	5
Lending Partners Europe	3/2015	3/2019	848	184	5%	662	419	247	206	—
Asia Credit	1/2021	5/2025	1,084	629	9%	455	12	455	512	9
Other Alternative Credit Vehicles	Various	Various	11,946	4,927	Various	7,585	5,867	3,787	3,984	19

Total Credit and Liquid Strategies			$35,576	$11,611		$24,530	$16,043	$12,751	$13,068	$126
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on September 30, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Bank Loans Plus High Yield	Jul 2008	6.80%	6.21%	65% S&P/LSTA Loan Index, 35% BoAML HY Master II Index (2)	5.49%
Opportunistic Credit (3)	May 2008	10.42%	8.82%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.59%
Bank Loans	Apr 2011	5.46%	4.89%	S&P/LSTA Loan Index (4)	4.40%
High-Yield	Apr 2011	5.61%	5.03%	BoAML HY Master II Index (5)	4.87%
European Leveraged Loans (6)	Sep 2009	4.62%	4.10%	CS Inst West European Leveraged Loan Index (7)	3.65%
European Credit Opportunities (6)	Sept 2007	6.05%	4.95%	S&P European Leveraged Loans (All Loans) (8)	4.19%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to September 30, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,324	$349	$—	$372	$372	N/A	N/A	N/A
Dislocation Opportunities Fund	Aug 2019	2,967	2,412	1,042	1,854	2,896	10.6%	8.2%	1.2
Special Situations Fund II	Feb 2015	3,525	3,241	2,328	1,288	3,616	2.8%	0.8%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,790	352	2,142	(1.3)%	(3.0)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	147	1,313	9.1%	5.9%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	936	66	997	1,063	16.1%	11.4%	1.1
Private Credit Opportunities Partners II	Dec 2015	2,245	1,868	841	1,247	2,088	3.5%	1.8%	1.1
Lending Partners IV	Mar 2022	1,150	575	—	609	609	N/A	N/A	N/A
Lending Partners III	Apr 2017	1,498	958	737	759	1,496	15.4%	12.6%	1.6
Lending Partners II	Jun 2014	1,336	1,179	1,192	89	1,281	3.0%	1.6%	1.1
Lending Partners	Dec 2011	460	420	458	11	469	3.5%	1.8%	1.1
Lending Partners Europe II	May 2019	837	627	125	641	766	15.6%	11.9%	1.2
Lending Partners Europe	Mar 2015	848	662	419	206	625	(1.6)%	(3.8)%	0.9
Asia Credit	Jan 2021	1,084	455	12	512	524	18.2%	12.6%	1.2
Other Alternative Credit Vehicles	Various	11,946	7,585	5,867	3,984	9,851	N/A	N/A	N/A
All Funds		$35,576	$24,530	$16,043	$13,068	$29,111
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
The table below presents information as of September 30, 2023, based on the investment funds or other vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$84,029	$80,821	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	25,673	25,673	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	109,702	106,494

Alternative Credit: (4)
Private Credit (1)	69,171	58,620	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,741	2,814	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	76,912	61,434

Hedge Funds (6)	27,155	27,155	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	15,639	15,639	0.60% - 0.625%	7.00% - 8.00%	7.00%	Indefinite
Total	$229,408	$210,722
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
(7)Represents FS KKR Capital Corp. and KKR FS Income Trust. We report all of the assets under management of these BDCs in our AUM and FPAUM.

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
Our Principal Activities business line also provides the required capital to fund the various commitments of our Capital Markets business line when underwriting or syndicating securities, or when providing or arranging term loan commitments for transactions involving our portfolio companies and for third parties. Our Principal Activities business line also holds assets that may be utilized to satisfy certain regulatory requirements for our Capital Markets business line and risk retention requirements for certain investment vehicles.
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

The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2023.
Holdings by Asset Class (1)

Other 7%
Alternative Credit 5%
Leveraged Credit 6%
Energy 5%
Infrastructure 7%
Real Estate 9%
Growth Equity 6%
Traditional Private Equity 21%
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

Core Private Equity
As of September 30, 2023, core private equity investments account for over 30% of the investments on our balance sheet. Core private equity consists of investments anticipated to be held for a longer holding period and which possess a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable, and typically with lower leverage over our holding period than those companies in which our traditional private equity investments are made. We believe our core private equity investments should generate earnings that compound over a long period of time. As of September 30, 2023, the fair value of our core private equity investments on the balance sheet was $6.5 billion, resulting in an inception to date gross IRR of 20%. "Investments" as referenced above is a term used solely for purposes of financial presentation of a portion of our balance sheet and includes majority ownership of subsidiaries that operate our asset management, broker-dealer and other businesses, including the general partner interests of our investment funds.

Insurance
Our insurance business is operated by Global Atlantic, which we acquired on February 1, 2021. As of September 30, 2023, KKR owns a 63.3% economic interest in Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
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
Global Atlantic primarily offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual markets sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of September 30, 2023, Global Atlantic served over three million policyholders.
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
Global Atlantic also sponsors co-investment vehicles (the "Ivy Vehicles") to participate alongside Global Atlantic in certain block, flow, PRT and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment period. Ivy Vehicles provide third-party capital to support reinsurance transactions and do not get consolidated into our financial statements. As of September 30, 2023, third parties have committed capital to the Ivy Vehicles of approximately $3.3 billion, of which $1.3 billion has been deployed.

The following table represents Global Atlantic’s new business volumes by business and product for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
($ in millions)
Individual market channel:
Fixed-rate annuities	$1,922	$1,206	$4,536	$3,726
Fixed-indexed annuities	816	1,261	2,608	3,282
Variable annuities	7	12	18	34
Total retirement products(1)	$2,745	$2,479	$7,162	$7,042

Life insurance products	$2	$7	$9	$26

Preneed life	78	72	233	210

Institutional market channel:
Block	—	—	79	2,782
Flow & pension risk transfer	2,351	2,571	7,219	6,413
Funding agreements(2)	—	—	—	2,000
Total institutional market channel(3)	$2,351	$2,571	$7,298	$11,195
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
Significant Reinsurance Transaction
On May 25, 2023, Global Atlantic signed a transaction agreement committing to reinsure $19.2 billion of legacy annuity and life policies (including $5.0 billion of separate account liabilities). The transaction is expected to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary closing conditions.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of September 30, 2023, separated by reserves originated through its individual and institutional markets.

	Reserves as of September 30, 2023
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity(1)	$23,298,628	$26,853,586	$50,152,214	$(6,969,048)	$43,183,166	34.6%
Fixed-indexed annuity(1)	23,843,179	9,769,478	33,612,657	(3,094,514)	30,518,143	23.2%
Payout annuities(1)	473,870	16,398,525	16,872,395	(8,236,820)	8,635,575	11.6%
Variable annuities	2,377,967	5,992,905	8,370,872	(2,509,653)	5,861,219	5.8%
Interest sensitive life(1)	13,556,371	9,907,022	23,463,393	(3,600,972)	19,862,421	16.2%
Other life insurance(2)	3,493,989	273,057	3,767,046	(197,559)	3,569,487	2.6%
Funding agreements(3)	2,149,367	5,447,170	7,596,537	—	7,596,537	5.2%
Closed block and other corporate products(4)	—	1,047,774	1,047,774	(997,141)	50,633	0.8%
Total reserves	$69,193,371	$75,689,517	$144,882,888	$(25,605,707)	$119,277,181	100.0%

Total general account	$67,084,801	$73,898,184	$140,982,985	$(25,605,707)	$115,377,278	97.3%
Total separate account	2,108,570	1,791,333	3,899,903	—	3,899,903	2.7%
Total reserves	$69,193,371	$75,689,517	$144,882,888	$(25,605,707)	$119,277,181	100.0%
(1)As of September 30, 2023, 78% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 43% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life insurance” includes universal life, preneed, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB advances and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of September 30, 2023, reserves sourced through for block, flow and PRT transactions were $45.1 billion, $17.2 billion and $5.1 billion, respectively.

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
Economic Conditions

During the third quarter of 2023, market concerns regarding a potential global recession in 2023 in many countries and regions, including the United States and Europe, continued to wane. Strong economic activity continued to be adversely impacted by the effects of monetary and fiscal policy tightening as central banks, including the U.S. Federal Reserve Board and the European Central Bank, continued to take measures to combat inflationary pressures. Although many inflation indicators continued to show signs of slowing, and in certain cases decelerating, inflation has continued to present headwinds for many countries and regional economies in which we operate. These and other factors have continued to put pressure on corporate profits and consumer balance sheets.

Areas that have central bank quantitative easing or tightening campaigns affecting their interest rates relative to the United States could potentially experience further currency volatility relative to the U.S. dollar. Relatedly, foreign exchange rates are often affected by countries’ monetary and fiscal responses to inflationary trends. Foreign exchange rates have a substantial impact on the valuations of our investments that are denominated in currencies other than the U.S. dollar, such as the Euro. Currency volatility can also affect our businesses and investments that deal in cross-border trade. In addition, higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries to increase, and this could impact the operations or value of our investments that operate in these regions.

Despite various economic headwinds, several key economic indicators in the United States, including personal consumption growth, have demonstrated resilience in the third quarter of 2023. At the same time, however, significant labor shortages and labor disputes continue to be headwinds to economic growth globally, including in the United States and Europe. In addition, shifting geopolitics and conflicts in areas around the world, such as China, Russia, Ukraine, and the Middle East remained a concern, including the imposition of sanctions and protectionist policies. These issues have exacerbated and may further exacerbate price volatility globally, including by continuing to increase commodity prices. In the United States, office real estate continued to experience significant headwinds as a result of more challenging fundamentals, including ongoing high vacancy rates. In addition, the third quarter of 2023 experienced a volatile fixed income market with a surge of yields as part of a global sell-off led by U.S. Treasury bonds across different maturity tenors where certain yields rose to levels not seen in at least a decade. These and related concerns continue to contribute to market volatility.

In addition to the matters described above, economic conditions continued to vary, and often diverge, by country in Asia. In Japan, concerns of labor shortages, rising inflation, tightening monetary policy, and significant volatility in currency markets were points of focus in the third quarter of 2023. A combination of depressed Chinese consumer activity, the downbeat market tone in housing, higher energy prices, the sluggish labor market, and lower than expected target GDP growth continued to weigh on the entire Chinese economy despite continued monetary easing in China.

Several relevant key economic indicators in the United States and in other countries and areas in which our business operates include:

•Inflation. The U.S. core consumer price index rose 4.1% on a year-over-year basis as of September 30, 2023, down from 4.8% on a year-over-year basis as of June 30, 2023. Euro Area core inflation was 4.5% as of September 30, 2023, down from 5.5% as of June 30, 2023. Core inflation in China was 0.8% on a year-over-year basis as of September 30, 2023, up from 0.4% as of June 30, 2023. In Japan, core inflation rose to 2.7% on a year-over-year basis as of September 30, 2023, up from 2.6% on a year-over-year basis as of June 30, 2023.

•Interest Rates. The effective federal funds rate set by the Federal Reserve Board was 5.33% as of September 30, 2023, up from 5.08% as of June 30, 2023. The Federal Reserve raised interest rates by 25 basis points in July and left interest rates unchanged in September. The short-term benchmark interest rate set by the European Central Bank was 4.5% as of September 30, 2023, up from 4.0% as of June 30, 2023. The short-term benchmark interest rate set by The People's Bank of China (PBOC) was 3.45% as of September 30, 2023, down from 3.55% as of June 30, 2023. The short-term benchmark interest rate set by the Bank of Japan was -0.1% as of September 30, 2023, unchanged from June 30, 2023.

•GDP. In the United States, real GDP is estimated to have expanded by 3.0% for the quarter ended September 30, 2023, compared to an expansion of 2.1% for the quarter ended June 30, 2023. Euro Area real GDP is estimated to have increased by 0.1% for the quarter ended September 30, 2023, flat from 0.1% for the quarter ended June 30, 2023. Real GDP in China is estimated to have increased by 0.8% for the quarter ended September 30, 2023, compared to growth of 0.8% reported for the quarter ended June 30, 2023. In Japan, real GDP is estimated to have decreased by 0.4% for the quarter ended September 30, 2023, down from 4.8 % for the quarter ended June 30, 2023.

•Unemployment. The U.S. unemployment rate was 3.8% as of September 30, 2023, up from 3.6% as of June 30, 2023. Euro Area unemployment was 6.4% as of September 30, 2023, flat from 6.4% as of June 30, 2023. The unemployment rate in China was 5.2% as of September 30, 2023, down from 5.5% as of June 30, 2023. In addition, the unemployment rate in Japan was 2.5% as of September 30, 2023, down from 2.7% as of June 30, 2023.

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

In addition, many of our investments are in both non-investment grade and investment grade credit instruments. Many of our funds invest or have the flexibility to invest a significant portion of their assets in the equity, debt, loans or other securities of issuers that are based outside of the United States. A substantial amount of these investments consist of private equity investments made by our private equity funds. For example, as of September 30, 2023, approximately 50% of the capital invested in those funds was attributable to non-U.S. investments. In our insurance business, a change in equity prices also impacts Global Atlantic’s equity-sensitive annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products. Our funds, our portfolio companies and Global Atlantic also rely on credit financing and the ability to refinance existing debt. Consequently, any decrease in the value of credit instruments that we have invested in or any increase in the cost of credit financing reduces our returns and decreases our net income. Tightening liquidity conditions in equity and credit capital markets affect the availability and cost of capital for us and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may adversely impact our ability to identify, execute and exit investments on attractive terms. In addition, during periods of high interest rates, investors may favor certain investments like government debt, which they may view as producing a higher risk-adjusted return over investments in our funds, particularly if the spread between these other investments and investments in our funds declines, which may adversely affect our ability to raise capital for new funds.

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

Several relevant key market indicators in the U.S. and in other countries and areas which constitute our business environment include:

•Equity Markets. For the quarter ended September 30, 2023, global equity markets were negative, with the S&P 500 down 3.3% and the MSCI World Index down 3.4% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 17.5 as of September 30, 2023, increasing from 13.6 as of June 30, 2023.

•Credit Markets. During the quarter ended September 30, 2023, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) narrowed by 5 basis points and U.S. high-yield corporate bond spreads (BofAML HY Master II Index) narrowed by 2 basis points. The non-investment grade credit indices were up during the quarter ended September 30, 2023, with the S&P/LSTA Leveraged Loan Index up 3.5% and the BAML US High Yield Index up 0.5%. During the quarter ended September 30, 2023, 10-year government bond yields rose 73 basis points in the United States, rose 5 basis points in the UK, rose 45 basis points in Germany, rose 4 basis points in China, and rose 36 basis points in Japan.

•Commodity Markets. During the quarter ended September 30, 2023, the 3-year forward price of WTI crude oil increased approximately 11.5%, and the 3-year forward price of natural gas increased from approximately $3.56 per MMBtu as of June 30, 2023 to $3.74 per MMBtu as of September 30, 2023. The Japan spot LNG import price increased to approximately $11.6 per MMBtu as of September 30, 2023 from approximately $11.05 per MMBtu as of June 30, 2023.

•Foreign Exchange Rates. For the quarter ended September 30, 2023, the euro fell 3.1%, the British pound fell 4.0%, the Japanese yen fell 3.4%, and the Chinese renminbi fell 0.6%, respectively, relative to the U.S. dollar.

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
After-tax Distributable Earnings
After-tax distributable earnings is a non-GAAP performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. After-tax distributable earnings is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. After-tax distributable earnings is equal to Distributable Operating Earnings less Interest Expense, Net Income Attributable to Noncontrolling Interests and Income Taxes on Operating Earnings. Series C Mandatory Convertible Preferred Stock dividends have been excluded from After-tax Distributable Earnings (for the periods when this preferred stock was still outstanding), because the definition of Adjusted Shares used to calculate After-tax Distributable Earnings per Adjusted Share assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted to shares of common stock of KKR & Co. Inc. Income Taxes on Operating Earnings represents the (i) amount of income taxes that would be paid assuming that all pre-tax Asset Management distributable earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged and (ii) the amount of income taxes on Insurance Segment Operating Earnings. Income taxes on Insurance Segment Operating Earnings represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Income Taxes on Operating Earnings includes the benefit of tax deductions arising from equity-based compensation, which reduces operating income taxes during the period. Equity based compensation expense is excluded from After-tax Distributable Earnings, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. If tax deductions from equity-based compensation were to be excluded from Income Taxes on Operating Earnings, KKR’s After-tax Distributable Earnings would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in After-tax Distributable Earnings for the period. KKR makes these adjustments when calculating After-tax Distributable Earnings in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, After-tax Distributable Earnings does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and After-tax Distributable Earnings should not be viewed as a measure of KKR’s liquidity.

Book Value
Book Value is a non-GAAP performance measure of the net assets of KKR and is used by management primarily in assessing the unrealized value of KKR’s net assets presented on a basis that (i) excludes the net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., and (iii) includes KKR’s ownership of the net assets of Global Atlantic. We believe this measure is useful to stockholders as it provides additional insight into the net assets of KKR excluding those net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders. KKR's book value includes the net impact of KKR's tax assets and liabilities as calculated under GAAP. Series C Mandatory Convertible Preferred Stock had been included in book value, because the definition of adjusted shares used to calculate book value per adjusted share assumes that all shares of Series C Mandatory Convertible Preferred Stock had, prior to its redemption, been converted to shares of common stock of KKR & Co. Inc. To calculate Global Atlantic book value and to make it more comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic’s industry, Global Atlantic book value excludes (i) accumulated other comprehensive income and (ii) accumulated change in fair value of reinsurance balances and related assets, net of income tax.
Distributable Operating Earnings
Distributable operating earnings is a non-GAAP performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Distributable Operating Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate-related charges and (iv) non-recurring items, if any. Strategic corporate-related charges arise from corporate actions and consist primarily of (i) impairments, (ii) transaction costs from strategic acquisitions, and (iii) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by KKR as the investment adviser for Global Atlantic insurance companies and (ii) interest income and expense based on lending arrangements where one or more KKR subsidiaries borrow from a Global Atlantic insurance subsidiary. Inter-segment transactions are recorded by each segment based on the definitive documents that contain arms' length terms and comply with applicable regulatory requirements. Distributable Operating Earnings represents operating earnings of KKR’s Asset Management and Insurance segments.
Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized gains (losses) on investments, (ii) unrealized carried interest, and (iii) related unrealized carried interest compensation (i.e. the carry pool). Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies, are included in Asset Management Segment Operating Earnings.
Insurance Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment. This measure is presented before income taxes and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, (iii) General, Administrative, and Other Expenses, and (iv) Net Income Attributable to Noncontrolling Interests. The non-operating adjustments made to derive Insurance Segment Operating Earnings excludes the impact of: (i) investment gains (losses) which include realized gains (losses) related to asset/liability matching investments strategies and unrealized investment gains (losses) and (ii) non-operating changes in policy liabilities and derivatives which includes (a) changes in the fair value of market risk benefits and other policy liabilities measured at fair value and related benefit payments, (b) fees attributed to guaranteed benefits, (c) derivatives used to manage the risks associated with policy liabilities, and (d) losses at contract issuance on payout annuities. Insurance Segment Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investments strategies and (ii) the investment management costs that are earned by KKR as the investment adviser of the Global Atlantic insurance companies.

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
Fee Related Performance Revenues refers to the realized portion of Incentive Fees from certain AUM that has an indefinite term and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Fee related performance revenues consists of performance fees (i) to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) that are not dependent on a realization event involving investments held by the investment fund, vehicle or account.
Fee Related Compensation refers to the compensation expense, excluding equity-based compensation, paid from (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, and (iii) Fee Related Performance Revenues.
Other Operating Expenses represents the sum of (i) occupancy and related charges and (ii) other operating expenses.
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
Other Terms and Capital Metrics
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include (i) for any reporting period prior to the redemption of the Series C Mandatory Convertible Preferred Stock in September 2023, adjusted shares included the number of shares of common stock of KKR & Co. Inc. assumed to be issuable upon conversion of the Series C Mandatory Convertible Preferred Stock and (ii) certain securities exchangeable into shares of common stock of KKR & Co. Inc. Weighted average adjusted shares is used in the calculation of After-tax Distributable Earnings per Adjusted Share, and Adjusted Shares is used in the calculation of Book Value per Adjusted Share.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended September 30, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of February 1, 2021, the date of the GA Acquisition, on a full retrospective basis. For a more detailed discussion of the adoption of LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$655,367	$673,929	$(18,562)
Capital Allocation-Based Income (Loss)	1,009,645	(572,863)	1,582,508
	1,665,012	101,066	1,563,946
Insurance
Net Premiums	220,212	480,462	(260,250)
Policy Fees	314,016	318,225	(4,209)
Net Investment Income	1,412,130	1,094,877	317,253
Net Investment-Related Gains (Losses)	(338,230)	(173,830)	(164,400)
Other Income	42,341	35,632	6,709
	1,650,469	1,755,366	(104,897)
Total Revenues	3,315,481	1,856,432	1,459,049

Expenses
Asset Management
Compensation and Benefits	900,582	244,502	656,080
Occupancy and Related Charges	24,498	18,683	5,815
General, Administrative and Other	243,268	212,513	30,755
	1,168,348	475,698	692,650
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(117,654) and $(237,710), respectively; remeasurement (gain) loss on policy liabilities: $18,433 and $(57,128), respectively)	747,238	831,443	(84,205)
Amortization of Policy Acquisition Costs	17,656	5,827	11,829
Interest Expense	44,724	26,141	18,583
Insurance Expenses	154,311	156,432	(2,121)
General, Administrative and Other	183,246	178,652	4,594
	1,147,175	1,198,495	(51,320)
Total Expenses	2,315,523	1,674,193	641,330

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	1,468,209	(379,180)	1,847,389
Dividend Income	201,925	294,415	(92,490)
Interest Income	873,440	500,234	373,206
Interest Expense	(724,342)	(391,520)	(332,822)
Total Investment Income (Loss)	1,819,232	23,949	1,795,283

Income (Loss) Before Taxes	2,819,190	206,188	2,613,002

Income Tax Expense (Benefit)	437,210	81,685	355,525

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)

Net Income (Loss)	2,381,980	124,503	2,257,477
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(3,685)	1,602	(5,287)
Net Income (Loss) Attributable to Noncontrolling Interests	895,539	73,014	822,525
Net Income (Loss) Attributable to KKR & Co. Inc.	1,490,126	49,887	1,440,239

Series C Mandatory Convertible Preferred Stock Dividends	17,248	17,250	(2)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,472,878	$32,637	$1,440,241
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management
Revenues
For the three months ended September 30, 2023 and 2022, revenues consisted of the following:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Management Fees	$458,624	$419,876	$38,748
Fee Credits	(60,671)	(136,996)	76,325
Transaction Fees	180,794	328,483	(147,689)
Monitoring Fees	34,253	29,683	4,570
Incentive Fees	3,150	1,402	1,748
Expense Reimbursements	15,982	10,733	5,249
Consulting Fees	23,235	20,748	2,487
Total Fees and Other	655,367	673,929	(18,562)

Carried Interest	841,092	(477,681)	1,318,773
General Partner Capital Interest	168,553	(95,182)	263,735
Total Capital Allocation-Based Income (Loss)	1,009,645	(572,863)	1,582,508

Total Revenues - Asset Management	$1,665,012	$101,066	$1,563,946
Fees and Other
Total Fees and Other for the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily as a result of the decrease in transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Asia Pacific Infrastructure Investors II, Ascendant Fund (a middle market focused traditional private equity strategy), and Global Impact II. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital.

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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended September 30, 2023 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and Asian Fund IV. Capital Allocation-Based Income (Loss) for the three months ended September 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and North America Fund XI.
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
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2023
The net gains from investment activities for the three months ended September 30, 2023 were comprised of net realized losses of $(69.0) million and net unrealized gains of $1,537.2 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2023, net realized losses related primarily to the (i) realized losses from the distribution of certain assets to third-party fund investors in certain of our consolidated energy funds and (ii) realized losses from certain investments held in our consolidated CLOs. Partially offsetting these realized losses were realized gains on the sale of ForgeRock, Inc. (NYSE: FORG) and realized gains on certain foreign exchange forward contracts.

Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2023, net unrealized gains were driven by (i) mark-to-market gains primarily relating to USI, Inc. (financial services sector), BridgeBio Pharma, Inc. (NASDAQ: BBIO), and Arnott's Biscuits Limited (consumer products sector), and (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above. These unrealized gains were partially offset by mark-to-market losses primarily relating to PetVet Care Centers, LLC (health care sector), certain real estate and credit consolidated funds, and debt obligations of our consolidated CLOs.
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
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held by certain consolidated energy funds, (ii) PetVet Care Centers, LLC (healthcare sector), and (iii) investments held in certain consolidated alternative credit funds. These unrealized losses were partially offset by mark-to-market gains related to (i) USI, Inc., (ii) foreign exchange derivative contracts, and (iii) 1-800 Contacts Inc. (healthcare sector).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results". For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the three months ended September 30, 2023, the most significant dividends received included (i) $87.7 million from certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) $36.8 million from our consolidated real estate funds, and (iii) $14.9 million from FS KKR Capital Corp. During the three months ended September 30, 2022, the most significant dividends received included (i) $54.2 million from investments held in our infrastructure core fund, (ii) $47.5 million from Koki Holdings Co. Ltd. (industrial sector), held in a consolidated multi-strategy investment vehicle, and (iii) dividends received from certain alternative credit funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to September 30, 2022, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."

Interest Expense
The increase in interest expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to (i) impact of closing CLOs that are consolidated subsequent to September 30, 2022, (ii) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of our senior notes after September 30, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to accrued carried interest compensation in the current period compared to the reversal of previously recognized carried interest compensation in the prior period. Partially offsetting the increase is a lower level of accrued discretionary cash compensation resulting from a lower level of asset management segment revenues in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a higher level of expenses from our consolidated investment funds and CLOs due to the impact of consolidating certain new funds and CLOs subsequent to September 30, 2022. The increase was partially offset by a lower level of corporate travel costs and placement fees.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other expenses are expected to increase accordingly.
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Assumption review
The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimation of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses and the assumptions underlying those items at least annually, usually in the third quarter. As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
The following table reflects the impact on net income before taxes and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Total assumption review impact on income before taxes	$(18,433)	$57,128	$(75,561)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	18,709	(89,961)	108,670
Non-controlling interests' share of assumption review impact	(101)	12,043	(12,144)
Total assumption review impact on insurance segment adjusted operating earnings	$175	$(20,790)	$20,965

For the three months ended September 30, 2023, the net unfavorable impact on net income was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities. For the three months ended September 30, 2022, the net favorable impact to net income was primarily due to lower utilization of fixed-indexed annuity income benefits and higher variable annuity fees, offset by lower life and annuity surrender rates. The assumption review impact on adjustments to derive insurance segment adjusted operating earnings reflects the net impact of market risk benefits and other policy liabilities measured at fair value.
Revenues
For the three months ended September 30, 2023 and 2022, revenues consisted of the following:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Net Premiums	$220,212	$480,462	$(260,250)
Policy Fees	314,016	318,225	(4,209)
Net Investment Income	1,412,130	1,094,877	317,253
Net Investment-Related Gains (Losses)	(338,230)	(173,830)	(164,400)
Other Income	42,341	35,632	6,709
Total Insurance Revenues	$1,650,469	$1,755,366	$(104,897)
Net Premiums
Net premiums decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to lower initial premiums related to fewer reinsurance transactions with life contingencies assumed during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The initial premiums on assumed reinsurance were offset by a comparable decrease in policy reserves reported within net policy benefits and claims (as discussed below).
Net investment income
Net investment income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, and (ii) growth in portfolio yields due to higher market interest rates on floating rate investments.
Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Funds withheld payable at interest embedded derivatives	$666,599	$836,395	$(169,796)
Equity futures contracts	52,484	37,247	15,237
Foreign currency forwards	7,925	42,136	(34,211)
Credit risk contracts	(68)	370	(438)
Equity index options	(191,382)	(156,561)	(34,821)
Interest rate contracts	(297,107)	(107,494)	(189,613)
Funds withheld receivable embedded derivatives	75,929	3,211	72,718
Net gains on derivative instruments	314,380	655,304	(340,924)
Net other investment losses	(652,610)	(829,134)	176,524
Net investment-related gains (losses)	$(338,230)	$(173,830)	$(164,400)

Net gains on derivative instruments
The decrease in the fair value of interest rate contracts was driven by (i) an increase in market interest rates during the three months ended September 30, 2023 and the three months ended September 30, 2022, resulting in a loss on interest rate contracts in both periods, and (ii) a higher volume of interest rate hedges during the three months ended September 30, 2023 to offset higher rate volatility.
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value in the three months ended September 30, 2023, primarily due to a smaller increase in market interest rates as compared to a decrease in value in the three months ended September 30, 2022, due to a comparatively larger increase in market interest rates.
The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which decreased during both the three months ended September 30, 2023 and three months ended September 30, 2022.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to narrowing of credit spreads during the three months ended September 30, 2023, as compared to a widening of credit spreads during the three months ended September 30, 2022.
The increase in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in Global Atlantic's variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which was primarily driven by a smaller decrease during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, resulting in a gain on equity futures contracts in both periods.
Net other investment losses
The components of net other investment losses were as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Realized gains (losses) on investments not supporting asset-liability matching strategies	$—	$27,634	$(27,634)
Realized gains (losses) on available-for-sale fixed maturity debt securities	(15,156)	(8,277)	(6,879)
Credit loss allowances	(10,008)	(25,885)	15,877
Unrealized losses on fixed maturity securities classified as trading	(594,218)	(720,418)	126,200
Unrealized losses on investments classified as trading or accounted under a fair-value option	(6,750)	(22,995)	16,245
Unrealized losses on real estate investments recognized at fair value under investment company accounting	(26,442)	(34,479)	8,037
Realized gains (losses) on funds withheld at interest payable portfolio	5,720	3,652	2,068
Realized gains (losses) on funds withheld at interest receivable portfolio	(4,821)	3,858	(8,679)
Other	(935)	(52,224)	51,289
Net other investment losses	$(652,610)	$(829,134)	$176,524

The decrease in net other investment losses for the three months ended September 30, 2023 as compared to net other investment losses for the three months ended September 30, 2022, was primarily due to a decrease in unrealized losses on fixed maturity securities classified as trading which was primarily due to a smaller relative increase in interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was also due to a decrease in unrealized losses on a renewable energy investment during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Offsetting these gains was a decrease in realized gains on investments not supporting asset-liability matching strategies.
Expenses
Net policy benefits and claims
Net policy benefits and claims decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) a smaller relative gain on market risk benefits due to a smaller relative increase in interest rates in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (ii) lower initial reserves assumed related to fewer new reinsurance transactions with life contingencies in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, (iii) a decrease in embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "Revenues–Net investment-related losses–Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), and (iv) an increase in unfavorable assumption review impacts as discussed above.
Offsetting these decreases was increases due to the impact of higher average funding costs due to higher market interest rates and the run-off of older business originated in a lower rate environment.
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to growth in Global Atlantic's individual market and institutional market channels.
Interest expense
Interest expense increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market rates.
Insurance expenses
Insurance expenses decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to decreased commission expenses.
General, administrative and other
General, administrative and other expenses increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to increased employee compensation and benefits related expenses.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
For the three months ended September 30, 2023, income tax was an expense of $437.2 million compared to an income tax expense of $81.7 million in the prior period. The increase was primarily driven by the higher level of asset management net operating income. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2023 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that third-party investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2023 was primarily due to net gains from investment activities at our consolidated investment funds and positive income allocable to interests that third-party investors hold in Global Atlantic.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the three months ended September 30, 2023 increased primarily due to capital allocation-based income and net gains from investment activities in the current period as compared to capital allocation-based losses and net losses from investment activities in the prior period, as described above.

Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the nine months ended September 30, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,086,830	$2,069,704	$17,126
Capital Allocation-Based Income (Loss)	2,155,560	(2,442,080)	4,597,640
	4,242,390	(372,376)	4,614,766
Insurance
Net Premiums	1,320,265	627,104	693,161
Policy Fees	943,200	951,037	(7,837)
Net Investment Income	4,023,882	2,839,371	1,184,511
Net Investment-Related Gains (Losses)	(579,613)	(968,836)	389,223
Other Income	119,357	102,888	16,469
	5,827,091	3,551,564	2,275,527
Total Revenues	10,069,481	3,179,188	6,890,293

Expenses
Asset Management
Compensation and Benefits	2,133,366	779,050	1,354,316
Occupancy and Related Charges	70,240	55,693	14,547
General, Administrative and Other	746,543	701,010	45,533
	2,950,149	1,535,753	1,414,396
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(46,631) and $(631,618), respectively; remeasurement (gain) loss on policy liabilities: $18,433 and $(57,128), respectively)	4,010,306	1,088,442	2,921,864
Amortization of Policy Acquisition Costs	62,037	(6,005)	68,042
Interest Expense	124,817	58,330	66,487
Insurance Expenses	551,750	402,573	149,177
General, Administrative and Other	599,029	517,527	81,502
	5,347,939	2,060,867	3,287,072
Total Expenses	8,298,088	3,596,620	4,701,468

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	1,878,885	(1,350,388)	3,229,273
Dividend Income	597,031	1,104,120	(507,089)
Interest Income	2,452,117	1,244,339	1,207,778
Interest Expense	(2,020,788)	(1,002,005)	(1,018,783)
Total Investment Income (Loss)	2,907,245	(3,934)	2,911,179

Income (Loss) Before Taxes	4,678,638	(421,366)	5,100,004

Income Tax Expense (Benefit)	910,912	15,825	895,087

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Net Income (Loss)	3,767,726	(437,191)	4,204,917
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(12,728)	1,547	(14,275)
Net Income (Loss) Attributable to Noncontrolling Interests	1,088,622	221,286	867,336
Net Income (Loss) Attributable to KKR & Co. Inc.	2,691,832	(660,024)	3,351,856

Series C Mandatory Convertible Preferred Stock Dividends	51,747	51,750	(3)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$2,640,085	$(711,774)	$3,351,859
Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management
Revenues
For the nine months ended September 30, 2023 and 2022, revenues consisted of the following:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Management Fees	$1,358,526	$1,236,151	$122,375
Fee Credits	(167,814)	(388,315)	220,501
Transaction Fees	660,049	973,310	(313,261)
Monitoring Fees	98,902	99,605	(703)
Incentive Fees	21,721	15,600	6,121
Expense Reimbursements	48,366	77,612	(29,246)
Consulting Fees	67,080	55,741	11,339
Total Fees and Other	2,086,830	2,069,704	17,126

Carried Interest	1,724,777	(1,999,678)	3,724,455
General Partner Capital Interest	430,783	(442,402)	873,185
Total Capital Allocation-Based Income (Loss)	2,155,560	(2,442,080)	4,597,640

Total Revenues - Asset Management	$4,242,390	$(372,376)	$4,614,766
Fees and Other
Total Fees and Other for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 primarily as a result of an increase in management fees and a decrease in fee credits, which were partially offset by a lower level of transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Earnings."

The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Asia Pacific Infrastructure Investors II, Next Generation Technology Growth Fund III and Ascendant Fund, and (ii) management fees earned on assets managed by KJRM, which we acquired in the second quarter of 2022. The increase was partially offset by (i) a decrease in management fees earned on Americas Fund XII primarily due to a step-down in the management fee rate in 2023 and a decrease in capital invested, (ii) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (iii) a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base. There were no management fees that were retroactive to the start of the fund's investment period for the nine months ended September 30, 2023 for North America Fund XIII.
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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2023 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, Asian Fund III, and Asian Fund IV. Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2022 was negative primarily due to the net depreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Asian Fund II, and Asian Fund III.
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
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2023
The net gains from investment activities for the nine months ended September 30, 2023 were comprised of net realized losses of $(358.9) million and net unrealized gains of $2,237.8 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2023, net realized losses related primarily to (i) a realized loss on our investment in Envision Healthcare Corporation (healthcare sector), (ii) realized losses on our alternative credit investments, Hilding Anders International AB (consumer products sector) and Chembulk Group (transportation sector), and (iii) realized losses from the distribution of certain assets to third-party investors in certain of our consolidated energy funds. Partially offsetting these realized losses were realized gains primarily relating to the sale of our investment in (i) KnowBe4, Inc. (NASDAQ: KNBE), (ii) Flutter Entertainment PLC (LON: FLTR), and (iii) ForgeRock, Inc.
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2023, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to BridgeBio Pharma, Inc., USI, Inc., and Exact Holding B.V. (technology sector), (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above, and (iii) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) GenesisCare Pty Ltd. (healthcare sector) and PetVet Care Centers, LLC and (ii) debt obligations of our consolidated CLOs.
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
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held in certain consolidated alternative credit funds, (ii) OutSystems Holdings S.A. (technology sector), and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) investments held in certain consolidated energy funds, (ii) USI, Inc., (iii) Clarify Health Solutions Inc. (healthcare sector), and (iv) foreign exchange derivative contracts.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results". For additional information about net gains (losses) from investment activities, see Note 5 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the nine months ended September 30, 2023, the most significant dividends received included (i) $202.6 million from certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) $97.4 million from our consolidated opportunistic real estate equity funds, and (iii) $47.8 million from Atlantic Aviation FBO Inc. (infrastructure: transportation sector). During the nine months ended September 30, 2022, the most significant dividends received included (i) $406.7 million from investments held in our consolidated real estate core plus and real estate opportunistic equity funds and (ii) $86.6 million from our investment in Exact Group B.V.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income
The increase in interest income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to September 30, 2022, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) impact of closing CLOs that are consolidated subsequent to September 30, 2022, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after September 30, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expenses
The increase in compensation and benefits expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to accrued carried interest compensation in the current period compared to the reversal of previously recognized carried interest compensation in the prior period. Partially offsetting the increase is a lower level of accrued discretionary cash compensation resulting from a lower level of asset management segment revenues in the current period.
The number of equity-based compensation awards granted in 2023 is higher than in 2022 which will result in a higher equity-based compensation expense in the coming years. Additional grants made in 2023 or forfeitures of existing grants during 2023 would increase and decrease the amount of equity-based compensation expense to be recorded in the future, respectively.
General, Administrative and Other
The increase in general, administrative and other expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to (i) a higher level of information technology and other administrative costs in connection with the overall growth of the firm and (ii) a higher level of expenses from our consolidated investment funds and CLOs due to the impact of consolidating certain new funds and CLOs subsequent to September 30, 2022. The increase was partially offset by (i) a lower level of expenses reimbursable by our unconsolidated investment funds and (ii) a lower level of corporate travel costs and placement fees.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly.

Consolidated Results of Operations (GAAP Basis- Unaudited) - Insurance
Assumption review
The following table reflects the impact on net income before taxes and to insurance segment adjusted operating earnings from Global Atlantic’s annual assumption review completed in the third quarter (which as a result, is identical to the table presented above for the three months ended September 30, 2023 and 2022):

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Total assumption review impact on income before taxes	$(18,433)	$57,128	$(75,561)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	18,709	(89,961)	108,670
Non-controlling interests' share of assumption review impact	(101)	12,043	(12,144)
Total assumption review impact on insurance segment adjusted operating earnings	$175	$(20,790)	$20,965
For the nine months ended September 30, 2023, the net unfavorable impact on net income was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities. For the nine months ended September 30, 2022, the net favorable impact to net income was primarily due to lower utilization of fixed-indexed annuity income benefits and higher variable annuity fees, offset by lower life and annuity surrender rates. The assumption review impact on adjustments to derive insurance segment adjusted operating earnings reflects the net impact of market risk benefits and other policy liabilities measured at fair value.
Revenues
For the nine months ended September 30, 2023 and 2022, revenues consisted of the following:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Net Premiums	$1,320,265	$627,104	$693,161
Policy Fees	943,200	951,037	(7,837)
Net Investment Income	4,023,882	2,839,371	1,184,511
Net Investment-Related Gains (Losses)	(579,613)	(968,836)	389,223
Other Income	119,357	102,888	16,469
Total Insurance Revenues	$5,827,091	$3,551,564	$2,275,527
Net Premiums
Net premiums increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to higher initial premiums related to a larger number of reinsurance transactions with life contingencies assumed during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was partially offset by higher retrocessions to third party reinsurers during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Net investment income
Net investment income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields due to higher market interest rates on floating rate investments and the benefit from rotating into higher yielding assets during 2022.

Net investment-related losses
The components of net investment-related losses were as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$269,206	$3,380,530	$(3,111,324)
Equity futures contracts	(36,724)	199,432	(236,156)
Foreign currency forwards	22,580	70,048	(47,468)
Credit risk contracts	(205)	705	(910)
Equity index options	123,107	(884,786)	1,007,893
Interest rate contracts	(392,876)	(331,395)	(61,481)
Funds withheld receivable embedded derivatives	59,311	(64,130)	123,441
Net gains on derivative instruments	44,399	2,370,404	(2,326,005)
Net other investment gains (losses)	(624,012)	(3,339,240)	2,715,228
Net investment-related gains (losses)	$(579,613)	$(968,836)	$389,223
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the nine months ended September 30, 2023 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value in both the nine months ended September 30, 2023 and the nine months ended September 30, 2022, with a substantially larger decrease in the latter period due to significantly higher interest rate increases.
The decrease in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in its variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the nine months ended September 30, 2023, as compared to a decrease during the nine months ended September 30, 2022, resulting in respectively, a loss, and a gain, on equity futures contracts in the respective periods.
The decrease in the fair value of interest rate contracts was primarily driven by a smaller net increase in otherwise volatile market interest rates over the course of the nine months ended September 30, 2023 as compared to an increase in market interest rates during the nine months ended September 30, 2022, resulting in a loss on interest rate contracts in both periods, respectively.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which increased during the nine months ended September 30, 2023, as compared to a decrease during the nine months ended September 30, 2022.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to a small narrowing of credit spreads during the nine months ended September 30, 2023 as compared to a widening of credit spreads during the nine months ended September 30, 2022.

Net other investment gains (losses)
The components of net other investment losses were as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Realized gains on investments not supporting asset-liability matching strategies	$2,103	$87,198	$(85,095)
Realized losses on available-for-sale fixed maturity debt securities	(67,195)	(539,000)	471,805
Credit loss allowances	(180,045)	(84,690)	(95,355)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	(26,741)	—	(26,741)
Unrealized losses on fixed maturity securities classified as trading	(284,555)	(2,748,542)	2,463,987
Unrealized losses on investments accounted under a fair-value option	(65,963)	(63,923)	(2,040)
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(6,621)	88,609	(95,230)
Realized gains (losses) on funds withheld at interest, payable portfolio	13,332	5,992	7,340
Realized gains (losses) on funds withheld at interest, receivable portfolio	892	7,296	(6,404)
Other	(9,219)	(92,180)	82,961
Net investment-related gains (losses)	$(624,012)	$(3,339,240)	$2,715,228
The decrease in net other investment losses for the nine months ended September 30, 2023 as compared to net other investment losses for the nine months ended September 30, 2022, were primarily due to (i) a decrease in unrealized losses on fixed maturity securities classified as trading which was primarily due to a smaller increase in interest rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, (ii) a decrease in realized losses on available-for-sale fixed maturity debt securities which was primarily due to a decrease in portfolio rotation activity and (iii) a decrease in unrealized losses on a renewable energy investment during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Offsetting these increases were (i) a decrease in unrealized gains on real estate investments at fair-value under investment company accounting due to higher interest and capitalization rates during the nine months ended September 30, 2023, (ii) an increase in credit loss allowances on fixed maturity securities and mortgage and other loan receivables in the nine months ended September 30, 2023, which was primarily due to an increase in the overall credit risk of Global Atlantic's loan portfolio, (iii) intent-to-sell impairments on available-for-sale fixed maturity securities, and (iv) a decrease in realized gains on investments not supporting asset-liability matching strategies.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "Revenues–Net investment-related gains (losses)–Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), (ii) a decrease in market risk benefits gains due to a smaller increase in interest rates in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, (iii) an increase in net flows from both individual and institutional market channel sales, (iv) higher average funding costs due to higher market interest rates and the run-off of older business originated in a lower rate environment, (v) higher initial reserves assumed related to an increase in new reinsurance transactions with life contingencies in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and (vi) an increase in unfavorable assumption review impacts as discussed above.
Offsetting these increases was an decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to growth in Global Atlantic's individual market and institutional market channels.
Interest expense
Interest expense increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market rates.
Insurance expenses
Insurance expenses increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to increased commission expenses and reinsurance transaction expense allowances.
General, administrative and other
General, administrative and other expenses increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to increased employee compensation and benefits related expenses.
Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
For the nine months ended September 30, 2023, income tax was an expense of $910.9 million compared to an income tax expense of $15.8 million in the prior period. The income tax expense was primarily related to asset management net operating income in the current period as compared to a net operating loss in the prior period driven by capital allocation-based losses. For a discussion of factors that impacted KKR's tax provision, see Note 19 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2023 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third-party limited partner interests in consolidated investment funds and (iii) interests that third-party investors hold in Global Atlantic. Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2023 was primarily related to net gains from investment activities at our consolidated investment funds and positive income allocable to interests that third-party investors hold in Global Atlantic.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the nine months ended September 30, 2023 was positive in the current period as compared to a net loss in the prior period primarily related to capital allocation-based income and net gains from investment activities in the current period as compared to capital allocation-based losses and net losses from investment activities in the prior period, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of September 30, 2023 and December 31, 2022.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2023	December 31, 2022

Assets
Asset Management
Cash and Cash Equivalents	$6,977,836	$6,705,325
Investments	103,801,213	92,375,463
Other Assets	6,770,909	7,114,360
	117,549,958	106,195,148
Insurance
Cash and Cash Equivalents	4,316,606	6,118,231
Investments	127,921,581	124,199,176
Other Assets	38,944,811	38,834,081
	171,182,998	169,151,488
Total Assets	$288,732,956	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$43,676,117	$40,598,613
Other Liabilities	8,226,482	6,937,832
	51,902,599	47,536,445
Insurance
Debt Obligations	2,314,992	2,128,166
Other Liabilities	172,917,190	170,311,335
	175,232,182	172,439,501
Total Liabilities	$227,134,781	$219,975,946

Redeemable Noncontrolling Interests	421,874	152,065

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	—	1,115,792
Stockholders' Equity - Common Stock	20,407,773	17,691,975
Noncontrolling Interests	40,768,528	36,410,858
Total Equity	61,176,301	55,218,625
Total Liabilities and Equity	$288,732,956	$275,346,636

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$23.07	$20.55
KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $23.07 as of September 30, 2023, up from $20.55 as of December 31, 2022. The increase was primarily due to (i) net income attributable to KKR & Co. Inc. common stockholders and (ii) conversion of Series C Mandatory Convertible Preferred Stock in September 2023, partially offset by (i) repurchases of our common stock and (ii) dividends to common stockholders during the first nine months of 2023.

Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the nine months ended September 30, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $(2.6) billion and $(4.6) billion during the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(7.5) billion and $(8.9) billion during the nine months ended September 30, 2023 and 2022, respectively, (ii) net realized gains (losses) on asset management investments of $(0.4) billion and $1.2 billion during the nine months ended September 30, 2023 and 2022, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $2.2 billion and $(2.5) billion during the nine months ended September 30, 2023 and 2022, respectively, (iv) capital allocation-based income (loss) of $2.2 billion and $(2.4) billion during the nine months ended September 30, 2023 and 2022, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(1.7) billion and $0.4 billion during the nine months ended September 30, 2023 and 2022, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $2.0 billion and $1.0 billion during the nine months ended September 30, 2023 and 2022, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(4.7) billion and $(10.7) billion during the nine months ended September 30, 2023 and 2022, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(4.7) billion and $(8.9) billion during the nine months ended September 30, 2023 and 2022, respectively, (ii) the purchase of fixed assets of $(79.2) million and $(58.6) million during the nine months ended September 30, 2023 and 2022, respectively, and (iii) the acquisition of KJRM, net of cash acquired of $(1.7) billion during the nine months ended September 30, 2022.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $5.6 billion and $16.7 billion during the nine months ended September 30, 2023 and 2022, respectively. Our financing activities primarily included: (i) contributions by, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $4.3 billion and $5.3 billion during the nine months ended September 30, 2023 and 2022, respectively, (ii) proceeds received, net of repayment of debt obligations, of $2.9 billion and $4.9 billion during the nine months ended September 30, 2023 and 2022, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds of $(0.4) billion and $6.8 billion during the nine months ended September 30, 2023 and 2022, respectively, (iv) common stock dividends of $(417.3) million and $(310.9) million during the nine months ended September 30, 2023 and 2022, respectively, (v) repurchases of common stock of $(289.8) million and $(346.7) million during the nine months ended September 30, 2023 and 2022, respectively, and (vi) Series C Mandatory Convertible Preferred Stock dividends of $(51.7) million and $(51.8) million during the nine months ended September 30, 2023 and 2022, respectively.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three and nine months ended September 30, 2023 and 2022. You should read this discussion in conjunction with the information included under "—Key Segment and Non- GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "— Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Management Fees	$758,700	$670,534	$88,166
Transaction and Monitoring Fees, Net	124,014	167,455	(43,441)
Fee Related Performance Revenues	20,436	49,924	(29,488)
Fee Related Compensation	(203,209)	(199,780)	(3,429)
Other Operating Expenses	(142,416)	(146,370)	3,954
Fee Related Earnings	557,525	541,763	15,762
Realized Performance Income	329,266	497,860	(168,594)
Realized Performance Income Compensation	(213,816)	(322,927)	109,111
Realized Investment Income	231,196	284,979	(53,783)
Realized Investment Income Compensation	(34,679)	(42,747)	8,068
Asset Management Segment Operating Earnings	$869,492	$958,928	$(89,436)
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$318,424	$295,234	$23,190
Real Assets	213,863	178,652	35,211
Credit and Liquid Strategies	226,413	196,648	29,765
Total Management Fees	$758,700	$670,534	$88,166
The increase in Private Equity management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at Ascendant Fund, Global Impact Fund II, and Next Generation Technology Growth Fund III. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital. During the third quarter of 2023, approximately $10.2 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Real Asset management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Asia Pacific Infrastructure Investors II, (ii) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by KKR's Asset Management segment, and (iii) a higher level of management fees earned from Diversified Core Infrastructure Fund resulting from new capital raised. The increase was partially offset by a decrease in management fees earned from Asia Pacific Infrastructure Investors as a result of entering its post-investment period in the third quarter of 2022, and now earns fees based on invested capital rather than capital committed. During the third quarter of 2023, approximately $3.0 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by KKR's Asset Management segment, (ii) a higher level of management fees earned from our hedge fund partnership, Marshall Wace, and (iii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base. The increase was partially offset by a lower level of management fees earned from certain SIG funds, which no longer pay management fees as a result of an agreement to waive the management fee.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$17,837	$41,436	$(23,599)
Real Assets	4,352	6,730	(2,378)
Credit and Liquid Strategies	1,620	3,224	(1,604)
Capital Markets	100,205	116,065	(15,860)
Total Transaction and Monitoring Fees, Net	$124,014	$167,455	$(43,441)
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
The decrease in Private Equity business line transaction and monitoring fees, net, was primarily attributable to a decrease in the average size of transaction fees. During the three months ended September 30, 2023, there were 19 transaction fee-generating investments that paid an average fee of $2.1 million compared to 16 transaction fee-generating investments that paid an average fee of $7.1 million.
The decrease in Capital Markets business line transaction fees was primarily due to a decrease in the syndicated equity and debt transaction sizes for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Overall, we completed 60 capital markets transactions for the three months ended September 30, 2023, of which 9 represented equity offerings and 51 represented debt offerings, as compared to 47 transactions for the three months ended September 30, 2022, of which 6 represented equity offerings and 41 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the three months ended September 30, 2023, approximately 15% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 3% for the three months ended September 30, 2022. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2023, approximately 32% of our transaction fees were generated outside of North America as compared to approximately 38% for the three months ended September 30, 2022. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	1,493	39,284	(37,791)
Credit and Liquid Strategies	18,943	10,640	8,303
Total Fee Related Performance Revenues	$20,436	$49,924	$(29,488)
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account. These performance fees are primarily earned from FS KKR Capital Corp. (NYSE: FSK) (our business development company), KKR Property Partners Americas ("KPPA") (our open-ended core plus real estate fund), KKR Real Estate Select Trust ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), and KJRM. Fee related performance revenues were lower for the three months ended September 30, 2023 compared to the prior period primarily due to performance revenues earned from KPPA in the prior period which were not earned in the current period. Partially offsetting this decrease was a higher level of performance revenues earned from FS KKR Capital Corp. compared to the prior period.
Fee Related Compensation
The increase in fee related compensation for the three months ended September 30, 2023 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.
Other Operating Expenses
The decrease in other operating expenses for the three months ended September 30, 2023 compared to the prior period was primarily due to a lower level of corporate travel costs and placement fees, partially offset by a higher level of occupancy costs in connection with the overall growth of the firm.
Fee Related Earnings
The increase in fee related earnings for the three months ended September 30, 2023 compared to the prior period was primarily due to a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, partially offset by a lower level of (i) transaction fees earned in our Private Equity and Capital Markets business lines and (ii) fee related performance revenues, as described above.

Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$298,707	$484,560	$(185,853)
Real Assets	28,488	11,934	16,554
Credit and Liquid Strategies	2,071	1,366	705
Total Realized Performance Income	$329,266	$497,860	$(168,594)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Private Equity
Americas Fund XII	$249,998	$—	$249,998
Co-Investment Vehicles and Other	18,739	3,783	14,956
Asian Fund III	18,439	53,204	(34,765)
European Fund IV	7,353	—	7,353
Next Generation Technology Growth Fund	4,178	—	4,178
North America Fund XI	—	363,384	(363,384)
2006 Fund	—	64,189	(64,189)
Total Realized Carried Interest (1)	298,707	484,560	(185,853)

Incentive Fees	—	—	—
Total Realized Performance Income	$298,707	$484,560	$(185,853)

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$22,983	$3,432	$19,551
Global Infrastructure Investors II	4,231	8,502	(4,271)
Co-Investment Vehicles and Other	1,274	—	1,274
Total Realized Carried Interest (1)	28,488	11,934	16,554

Incentive Fees	—	—	—
Total Realized Performance Income	$28,488	$11,934	$16,554

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Vehicles	$—	$—	$—
Total Realized Carried Interest (1)	—	—	—

Incentive Fees	2,071	1,366	705
Total Realized Performance Income	$2,071	$1,366	$705
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the three months ended September 30, 2023 consisted primarily of realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) and RBmedia (media sector), which were both held by Americas Fund XII, and Kokusai Electric Corporation (manufacturing sector) held by Asian Fund III. Realized carried interest in our Private Equity business line for the three months ended September 30, 2022 consisted primarily of realized proceeds from the sale of our investments in CHI Overhead Doors, Inc. (manufacturing sector) held by North America Fund XI, Fiserv, Inc. held by 2006 Fund, and Max Healthcare Institute Limited (NSE:MAXHEALTH) held by Asian Fund III.
Realized carried interest in our Real Assets business line for the three months ended September 30, 2023, consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II. Realized carried interest in our Real Assets business line for the three months ended September 30, 2022, consisted primarily of realized proceeds from (i) the sale of our investment in Telxius Telecom, S.A.U. (infrastructure: telecommunications infrastructure sector) held by Global Infrastructure Investors II and (ii) dividends received and sales of various investments held by Real Estate Partners Americas II.
During the three months ended September 30, 2023 and September 30, 2022, there was no realized carried interest earned in our Credit and Liquid Strategies business line.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager. During the three months ended September 30, 2023 and 2022, there were no incentive fees earned in our Private Equity and Real Asset business lines. Incentive fees in our Credit and Liquid Strategies business line increased for the three months ended September 30, 2023 compared to the prior period primarily as a result of performance fees earned from certain leveraged credit investment funds in the current period.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the three months ended September 30, 2023 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$108,827	$162,716	$(53,889)
Interest Income and Dividends, Net	122,369	122,263	106
Total Realized Investment Income	$231,196	$284,979	$(53,783)

The decrease in realized investment income is primarily due to a lower level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended September 30, 2023, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, RBmedia, and ForgeRock, Inc. Partially offsetting these realized gains were realized losses from the sale of revolving credit facilities and the sale of our interest in our leveraged credit open-ended fund.
For the three months ended September 30, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., CHI Overhead Doors, Inc., and Viridor Limited (infrastructure: energy and energy transition sector). Partially offsetting these realized gains were realized losses, the most significant of which were realized losses from the sale of revolving credit facilities and a realized loss on an underwritten debt offering transaction.
For the three months ended September 30, 2023, interest income and dividends, net were comprised of (i) interest income, primarily from our investments in CLOs and our cash balances and (ii) dividend income primarily from our Americas real estate credit and equity investments, our investment in Diversified Core Infrastructure Fund and Crescent Energy Company (NYSE: CRGY), a publicly listed energy company ("Crescent Energy").
For the three months ended September 30, 2022, interest income and dividends, net were comprised of (i) interest income, primarily from our investments in CLOs, and (ii) dividend income primarily from our real estate investments, as well as a dividend from our infrastructure investment in Veresen Midstream (infrastructure: midstream sector). See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
Realized investment income (loss) includes the net income (loss) from KKR Capstone. For the three months ended September 30, 2023, total fees attributable to KKR Capstone were $23.2 million and total expenses attributable to KKR Capstone were $17.8 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures."
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended September 30, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of September 30, 2023 and June 30, 2023:

	As of
	September 30, 2023	June 30, 2023	Change
	($ in millions)
Assets Under Management	$527,711	$518,523	$9,188
Fee Paying Assets Under Management	$423,624	$419,994	$3,630
Uncalled Commitments	$99,458	$100,154	$(696)
The following table presents one of our key capital metrics for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in millions)
Capital Invested	$9,044	$15,683	$(6,639)

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from June 30, 2023 to September 30, 2023:

($ in millions)
June 30, 2023	$170,139
New Capital Raised	1,854
Distributions and Other	(3,061)
Change in Value	4,641
September 30, 2023	$173,573
AUM of our Private Equity business line was $173.6 billion at September 30, 2023, an increase of $3.5 billion, compared to $170.1 billion at June 30, 2023.
The increase was primarily attributable to (i) an appreciation in investment value from Americas Fund XII, our core private equity strategy, and Asian Fund IV and (ii) new capital raised from private equity vehicles customized for private wealth investors and Global Impact Fund II. Partially offsetting the increase was distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII, a strategic investor partnership, and European Fund IV.
For the three months ended September 30, 2023, the value of our traditional private equity investment portfolio increased 5%. This was comprised of a 28% increase in share prices of various publicly held investments and a 3% increase in value of our privately held investments. For the three months ended September 30, 2023, the value of our growth equity investment portfolio increased 6% and our core private equity investment portfolio increased 2%.
The most significant increases in the value of our publicly held investments were increases in AppLovin Corporation, J.B. Chemicals and Pharmaceuticals Limited (NYSE: JBCP), and ZJLD Group Inc. (HKG: 6979). These increases were partially offset by decreases in the value of certain publicly held investments, the most significant of which was PropertyGuru Group Limited (NYSE: PGRU). The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in USI, Inc., A-Gas Limited (services sector), and Overdrive, Inc. (media sector). These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Accell Group N.V. (consumer products sector), and Koki Holdings Co., Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to USI, Inc. and A-Gas Limited, an increase in valuation related to a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to an unfavorable business outlook. See "—Business Environment" for more information about the factors, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from June 30, 2023 to September 30, 2023:

($ in millions)
June 30, 2023	$121,616
New Capital Raised	4,107
Distributions and Other	(1,944)
Redemptions	(82)
Change in Value	1,033
September 30, 2023	$124,730

AUM of our Real Assets business line was $124.7 billion at September 30, 2023, an increase of $3.1 billion, compared to $121.6 billion at June 30, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, infrastructure vehicles customized for private wealth investors, and our open-ended core plus Asian real estate fund, KKR Property Partners Asia, and (ii) an appreciation in investment value from Crescent Energy and Global Infrastructure Investors III. Partially offsetting the increase was (i) payments to Global Atlantic policyholders and (ii) distributions to its investors as a result of realized proceeds, most notably distributions from Asia Pacific Infrastructure Investors and Real Estate Partners Americas II.
For the three months ended September 30, 2023, the value of our energy investment portfolio increased 6%, the value of our infrastructure investment portfolio increased 3%, and the value of our opportunistic real estate equity investment portfolio increased 1%.
The most significant increases in value across our Real Assets portfolio were in Crescent Energy, Sempra Global, L.P. (infrastructure: energy and energy transition sector), and CyrusOne Inc. (infrastructure: asset leasing sector). These increases in value were partially offset by decreases in value relating primarily to various assets held in our real estate equity portfolio. The increased valuations of individual companies or assets in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in capitalization rates and/or discount rates, which impacted our real estate equity portfolio. The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from June 30, 2023 to September 30, 2023:

($ in millions)
June 30, 2023	$226,768
New Capital Raised	7,668
Distributions and Other	(4,498)
Redemptions	(1,332)
Change in Value	802
September 30, 2023	$229,408
AUM of our Credit and Liquid Strategies business line was $229.4 billion at September 30, 2023, an increase of $2.6 billion compared to $226.8 billion at June 30, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various alternative credit investment funds, and the issuance of a U.S. CLO, and to a lesser extent (ii) appreciation in investment value on assets managed by Marshall Wace, and our leveraged credit investment funds. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, and (iii) distributions to its investors at certain leveraged credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations and "—Credit and Liquid Strategies" for investment performance information for our leveraged and alternative credit strategies.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from June 30, 2023 to September 30, 2023:

($ in millions)
June 30, 2023	$103,730
New Capital Raised	1,926
Distributions and Other	(970)
Change in Value	149
September 30, 2023	$104,835
FPAUM of our Private Equity business line was $104.8 billion at September 30, 2023, an increase of $1.1 billion compared to $103.7 billion at June 30, 2023.
The increase was primarily attributable to new capital raised from private equity vehicles customized for private wealth investors and Global Impact Fund II. Partially offsetting the increase was (i) distributions to its investors primarily as a result of realized proceeds, most notably from a strategic investor partnership, Americas Fund XII, and European Fund IV.
Uncalled capital commitments from private equity and multi-strategy investment funds from which KKR is currently not earning management fees amounted to approximately $17.4 billion at September 30, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from June 30, 2023 to September 30, 2023:

($ in millions)
June 30, 2023	$106,118
New Capital Raised	4,091
Distributions and Other	(1,787)
Redemptions	(82)
Change in Value	(273)
September 30, 2023	$108,067
FPAUM of our Real Assets business line was $108.1 billion at September 30, 2023, an increase of $2.0 billion, compared to $106.1 billion at June 30, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, infrastructure vehicles customized for private wealth investors, and a real estate credit separately managed account. Partially offsetting this increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to its investors primarily as a result of realized proceeds, most notably from Asia Pacific Infrastructure Investors.

Uncalled capital commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $8.0 billion at September 30, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from June 30, 2023 to September 30, 2023:

($ in millions)
June 30, 2023	$210,146
New Capital Raised	6,179
Distributions and Other	(4,858)
Redemptions	(1,332)
Change in Value	587
September 30, 2023	$210,722
FPAUM of our Credit and Liquid Strategies business line was $210.7 billion at September 30, 2023, an increase of $0.6 billion, compared to $210.1 billion at June 30, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various alternative credit investment funds, and the issuance of a U.S. CLO, and to a lesser extent (ii) appreciation in investment value on assets managed by Marshall Wace and across our leveraged credit investment funds. Partially offsetting this increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, and (iii) distributions to its investors at certain leveraged and alternative credit funds.
Uncalled capital commitments from investment funds in our Credit and Liquid Strategies business line from which KKR is currently not earning management fees amounted to approximately $12.9 billion at September 30, 2023. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, which will occur over an extended period of time, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2023, our Private Equity business line had $59.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $61.2 billion as of June 30, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of September 30, 2023, our Real Assets business line had $23.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $23.8 billion as of June 30, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.

Credit and Liquid Strategies
As of September 30, 2023, our Credit and Liquid Strategies business line had $16.5 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $15.1 billion as of June 30, 2023. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended September 30, 2023, our Private Equity business line had $1.6 billion of capital invested as compared to $4.0 billion for the three months ended September 30, 2022. The decrease was driven primarily by a $2.5 billion decrease in capital invested in our core private equity strategy. During the three months ended September 30, 2023, 49% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in Europe, 26% was in North America, and 25% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended September 30, 2023, our Real Assets business line had $4.2 billion of capital invested as compared to $4.6 billion for the three months ended September 30, 2022. The decrease was driven primarily by a $1.5 billion decrease in capital invested in our infrastructure strategy, partially offset by a $0.6 billion increase in our energy strategy and a $0.5 billion increase in our real estate strategy. During the three months ended September 30, 2023, 67% of capital deployed in real assets was in transactions in North America, 17% was in Europe, and 16% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended September 30, 2023, our Credit and Liquid Strategies business line had $3.3 billion of capital invested as compared to $7.0 billion for the three months ended September 30, 2022. The decrease was primarily due to a lower level of capital deployed across our various private credit strategies. During the three months ended September 30, 2023, 69% of capital deployed was in transactions in North America, 28% was in Europe, and 3% was in the Asia-Pacific region.
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
The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Net Investment Income	$1,356,407	$1,054,757	$301,650
Net Cost of Insurance	(820,014)	(618,693)	(201,321)
General, Administrative and Other	(204,701)	(161,451)	(43,250)
Pre-tax Operating Earnings	331,692	274,613	57,079
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(121,665)	(105,778)	(15,887)
Insurance Segment Operating Earnings	$210,027	$168,835	$41,192

Insurance segment operating earnings
Insurance segment operating earnings increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to higher net investment income. The increase was offset by higher net cost of insurance, primarily due to the growth in both the individual market and institutional market channels and higher average funding cost primarily due to higher market interest rates and the run-off of older business originated in a lower rate environment.
Net investment income
Net investment income increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields due to higher market interest rates on floating rate investments. Offsetting these increases to net investment income was variable investment income from net realized gains from the sale of investments not related to asset/liability matching strategies in prior period. For the three months ended September 30, 2023, there was no variable investment income.
Net cost of insurance
Net cost of insurance increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher average funding costs due to higher market interest rates and the run-off of older business originated in a lower rate environment.
General, administrative and other expenses
General and administrative expenses increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates and higher total debt notional outstanding, and (ii) increased employee compensation and benefits-related expenses.
Pre-tax operating earnings attributable to non-controlling interests
Pre-tax operating earnings attributable to noncontrolling interests increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 in proportion to the increase in insurance segment operating earnings for the comparable period. Pre-tax operating earnings attributable to noncontrolling interests represents the proportionate interest in the insurance segment operating earnings attributable to other investors in Global Atlantic.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$869,492	$958,928	$(89,436)
Insurance Segment Operating Earnings	210,027	168,835	41,192
Distributable Operating Earnings	1,079,519	1,127,763	(48,244)

Interest Expense	(89,429)	(83,335)	(6,094)
Net Income Attributable to Noncontrolling Interests	(5,719)	(4,932)	(787)
Income Taxes on Operating Earnings	(204,640)	(204,328)	(312)
After-tax Distributable Earnings	$779,731	$835,168	$(55,437)

Distributable Operating Earnings
The decrease in distributable operating earnings for the three months ended September 30, 2023 compared to the prior period is primarily due to a lower level of asset management segment operating earnings, partially offset by a higher level of insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the three months ended September 30, 2023 compared to the prior period was primarily due to a lower level of distributable operating earnings and to a lesser extent, an increase in interest expense.
Interest Expense
The increase in interest expense for the three months ended September 30, 2023 compared to the prior period was primarily due to issuances of debt securities by KKR's financing subsidiaries.
Income Taxes on Operating Earnings
Income taxes on operating earnings remained predominantly flat for the three months ended September 30, 2023 compared to the prior period.
For the three months ended September 30, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes on operating earnings was $12.2 million and $18.3 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2%, for both the three months ended September 30, 2023 and 2022.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics as of and for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Management Fees	$2,245,744	$1,950,389	$295,355
Transaction and Monitoring Fees, Net	456,421	580,794	(124,373)
Fee Related Performance Revenues	70,529	71,974	(1,445)
Fee Related Compensation	(623,987)	(585,748)	(38,239)
Other Operating Expenses	(440,295)	(409,489)	(30,806)
Fee Related Earnings	1,708,412	1,607,920	100,492
Realized Performance Income	653,998	1,837,925	(1,183,927)
Realized Performance Income Compensation	(424,910)	(1,180,990)	756,080
Realized Investment Income	543,965	911,221	(367,256)
Realized Investment Income Compensation	(81,576)	(136,683)	55,107
Asset Management Segment Operating Earnings	$2,399,889	$3,039,393	$(639,504)
Management Fees
The following table presents management fees by business line:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$954,846	$876,517	$78,329
Real Assets	608,818	494,172	114,646
Credit and Liquid Strategies	682,080	579,700	102,380
Total Management Fees	$2,245,744	$1,950,389	$295,355
The increase in Private Equity management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at Next Generation Technology Growth Fund III, European Fund VI, and Ascendant Fund. The increase was partially offset by (i) a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital, (ii) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (iii) a lower level of management fees from Asian Fund III due to the sale of investments that resulted in a decrease in its fee base. There were no management fees that were retroactive to the start of the fund's investment period for the nine months ended September 30, 2023 for North America Fund XIII. During the nine months ended September 30, 2023, approximately $30.9 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Real Asset management fees was primarily attributable to (i) management fees earned from Asia Pacific Infrastructure Investors II, which entered its investment period in the third quarter of 2022 resulting in management fees now being earned on this capital, (ii) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by our Asset Management segment and (iii) management fees earned on assets managed by KJRM, which we acquired in the second quarter of 2022. The increase was partially offset by (i) a lower level of management fees from Asia Pacific Infrastructure Investors as a result of entering its post-investment period in the third quarter of 2022 and, consequently, we now earn fees based on capital invested rather than capital committed. During the nine months ended September 30, 2023, approximately $3.5 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by our Asset Management segment, (ii) a higher level of management fees earned from Marshall Wace, and (iii) the issuance of various U.S. and European CLOs over the last twelve months. The increase was partially offset by a lower level of management fees from certain SIG funds primarily due to (i) the sale of investments that resulted in a decrease in its fee base, and (ii) certain SIG funds, which no longer pay management fees as a result of an agreement to waive the management fee.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$85,253	$91,301	$(6,048)
Real Assets	15,265	15,929	(664)
Credit and Liquid Strategies	3,397	17,642	(14,245)
Capital Markets	352,506	455,922	(103,416)
Total Transaction and Monitoring Fees, Net	$456,421	$580,794	$(124,373)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 reflecting reduced levels of issuance activity across the global equity and leveraged loan markets. Overall, we completed 162 capital markets transactions for the nine months ended September 30, 2023, of which 32 represented equity offerings and 130 represented debt offerings, as compared to 194 transactions for the nine months ended September 30, 2022, of which 22 represented equity offerings and 172 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the nine months ended September 30, 2023, approximately 15% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 16% for the nine months ended September 30, 2022. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the nine months ended September 30, 2023, approximately 46% of our transaction fees were generated outside of North America as compared to approximately 39% for the nine months ended September 30, 2022. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	14,252	42,709	(28,457)
Credit and Liquid Strategies	56,277	29,265	27,012
Total Fee Related Performance Revenues	$70,529	$71,974	$(1,445)
Fee related performance revenues were lower for the nine months ended September 30, 2023 compared to the prior period primarily due to performance revenues earned from KPPA in the prior period which were not earned in the current period. Partially offsetting this decrease was a higher level of performance revenues earned from FS KKR Capital Corp. compared to the prior period.
Fee Related Compensation
The increase in fee related compensation for the nine months ended September 30, 2023 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.
Other Operating Expenses
The increase in other operating expenses for the nine months ended September 30, 2023 compared to the prior period was primarily due to a higher level of information technology, occupancy and other administrative costs in connection with the overall growth of the firm, partially offset by a lower level of corporate travel costs and placement fees.
Fee Related Earnings
The increase in fee related earnings for the nine months ended September 30, 2023 compared to the prior period is primarily due to a higher level of management fees from our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, partially offset by a lower level of transaction and monitoring fees, net, and a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$607,991	$1,722,529	$(1,114,538)
Real Assets	38,174	97,244	(59,070)
Credit and Liquid Strategies	7,833	18,152	(10,319)
Total Realized Performance Income	$653,998	$1,837,925	$(1,183,927)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Private Equity
Americas Fund XII	$357,618	$122,277	$235,341
Core Investment Vehicles	103,659	262,219	(158,560)
Asian Fund III	41,441	104,601	(63,160)
Co-Investment Vehicles and Other	27,869	51,883	(24,014)
Next Generation Technology Growth Fund	21,988	—	21,988
North America Fund XI	23,486	926,496	(903,010)
Global Impact Fund	20,257	—	20,257
European Fund IV	7,353	86,233	(78,880)
2006 Fund	4,271	144,764	(140,493)
Total Realized Carried Interest (1)	607,942	1,698,473	(1,090,531)

Incentive Fees	49	24,056	(24,007)
Total Realized Performance Income	$607,991	$1,722,529	$(1,114,538)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$22,983	$88,742	$(65,759)
Global Infrastructure Investors II	13,917	8,502	5,415
Co-Investment Vehicles and Other	1,274	—	1,274
Total Realized Carried Interest (1)	38,174	97,244	(59,070)

Incentive Fees	—	—	—
Total Realized Performance Income	$38,174	$97,244	$(59,070)

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit and Other Funds	$—	$4,153	$(4,153)
Total Realized Carried Interest (1)	—	4,153	(4,153)

Incentive Fees	7,833	13,999	(6,166)
Total Realized Performance Income	$7,833	$18,152	$(10,319)
(1)The above tables exclude any funds for which there was no realized carried interest during both of the periods presented.
Realized performance income includes (i) realized carried interest from our carry-earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the nine months ended September 30, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation and RBmedia, which were both held by Americas Fund XII, Kokusai Electric Corporation held by Asian Fund III, and (ii) performance income from our core investment vehicles. Realized carried interest in our Private Equity business line for the nine months ended September 30, 2022 consisted primarily of (i) realized proceeds from the sale of our investments in Internet Brands, Inc. and CHI Overhead Doors, Inc., which were both held by North America Fund XI, and (ii) performance income from our core investment vehicles.

Realized carried interest in our Real Assets business line for the nine months ended September 30, 2023 and 2022 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
During the nine months ended September 30, 2023, there was no realized carried interest earned in our Credit and Liquid Strategies business line. Realized carried interest in our Credit and Liquid Strategies for the nine months ended September 30, 2022, consisted primarily of realized proceeds from the sale of various investments at certain credit funds that are eligible to pay realized carried interest.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager. Incentive fees in our Private Equity business line decreased for the nine months ended September 30, 2023 compared to the prior period as a result of incentive fees not being earned from certain levered multi-asset investment vehicles in the current period. Incentive fees in our Credit and Liquid Strategies business line decreased for the nine months ended September 30, 2023 compared to the prior period primarily as a result of a lower level of performance fees earned from a UK investment fund manager and Marshall Wace. During the nine months ended September 30, 2023 and 2022, there were no incentive fees earned in our Real Assets business line.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the nine months ended September 30, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$216,076	$435,260	$(219,184)
Interest Income and Dividends, Net	327,889	475,961	(148,072)
Total Realized Investment Income	$543,965	$911,221	$(367,256)
The decrease in realized investment income is primarily due to a lower level of net realized gains and a lower level of interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the nine months ended September 30, 2023, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, Pembina Gas Infrastructure Inc. (infrastructure: midstream sector), KnowBe4, Inc., and Flutter Entertainment PLC. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, Envision Healthcare Corporation, (ii) realized losses from the sales of various revolving credit facilities, and (iii) realized losses on our alternative credit investments, Hilding Anders International AB and Chembulk Group.
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
For the nine months ended September 30, 2023, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs and our cash balances, and (ii) dividend income primarily from our Americas real estate credit and equity investments, our investment in Diversified Core Infrastructure Fund and Resolution Life Holdings L.P. (financial services sector).

For the nine months ended September 30, 2022, interest income and dividends, net were comprised of (i) dividend income primarily from levered multi-asset investment vehicles and our investments in Exact Holdings B.V., Internet Brands, Inc. and Veresen Midstream, and (ii) interest income primarily from our investments in CLOs. See "—Analysis of Non-GAAP Performance Measures—Non-GAAP Balance Sheet Measures."
For the nine months ended September 30, 2023, total fees attributable to KKR Capstone were $67.0 million and total expenses attributable to KKR Capstone were $57.2 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Analysis of Non-GAAP Performance Measures—Reconciliations to GAAP Measures".
We currently expect to realize at least $400.0 million of realized performance income from (i) realized incentive fees from Marshall Wace and (ii) realized carried interest and realized investment income (loss) in the fourth quarter of 2023 from transactions entered into prior to the date of filing this report. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report through December 31, 2023, which could impact, positively or negatively, the total amount of our realized performance income from carried interest and realized investment income. Therefore, our actual realized performance income and realized investment income for the fourth quarter of 2023 may be materially higher or lower than $400.0 million.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the nine months ended September 30, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Other Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022	Change
	($ in millions)
Assets Under Management	$527,711	$503,897	$23,814
Fee Paying Assets Under Management	$423,624	$411,923	$11,701
Uncalled Commitments	$99,458	$107,679	$(8,221)
The following table presents one of our key capital metrics for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in millions)
Capital Invested	$28,401	$55,710	$(27,309)

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2022 to September 30, 2023:

($ in millions)
December 31, 2022	$165,147
New Capital Raised	4,195
Distributions and Other	(6,081)
Change in Value	10,312
September 30, 2023	$173,573
AUM of our Private Equity business line was $173.6 billion at September 30, 2023, an increase of $8.5 billion, compared to $165.1 billion at December 31, 2022.
The increase was primarily attributable to (i) an appreciation in investment value from Americas Fund XII, Asian Fund III, and our core private equity strategy, and (ii) new capital raised from private equity vehicles customized for private wealth investors, Ascendant Fund, and Global Impact Fund II. Partially offsetting the increase was distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII, a strategic investor partnership, 2006 Fund, and Asian Fund III.
For the nine months ended September 30, 2023, the value of our traditional private equity investment portfolio increased by 12%. This was comprised of a 61% increase in share prices of various publicly held investments and a 8% increase in value of our privately held investments. For the nine months ended September 30, 2023, the value of our growth equity investment portfolio increased 11% and our core private equity investment portfolio increased 4%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, J.B. Chemicals and Pharmaceuticals Limited, and Gambol Pet Group Co. Ltd. (SHE: 301498). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which was ZJLD Group Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in Cloudera, Inc. (technology sector), Kokusai Electric Corporation, and USI, Inc. These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were GenesisCare Pty Ltd., PetVet Care Centers, LLC, and Accell Group N.V. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to Kokusai Electric Corporation and USI, Inc., an increase in valuation related to a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to an unfavorable business outlook. See "—Business Environment" for more information about the factors, that may impact our business, financial performance, operating results and valuation.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2022 to September 30, 2023:

($ in millions)
December 31, 2022	$118,592
New Capital Raised	9,532
Distributions and Other	(4,951)
Redemptions	(240)
Change in Value	1,797
September 30, 2023	$124,730

AUM of our Real Assets business line was $124.7 billion at September 30, 2023, an increase of $6.1 billion, compared to $118.6 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Global Atlantic under our investment management agreements with Global Atlantic's insurance companies, a real estate credit separately managed account, infrastructure vehicles customized for private wealth investors, and Diversified Core Infrastructure Fund. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, and (ii) distributions to its investors as a result of realized proceeds, most notably from Asia Pacific Infrastructure Investors.
For the nine months ended September 30, 2023, the value of our infrastructure investment portfolio increased 12%, the value of our opportunistic real estate equity investment portfolio decreased by 1%, and the value of our energy investment portfolio decreased by 6%.
The most significant increases in value across our Real Assets portfolio were in Atlantic Aviation FBO Inc., CyrusOne Inc., and Ocean Yield ASA (infrastructure: transportation sector). These increases in value were partially offset by decreases in value relating primarily to various assets held in our opportunistic real estate equity investment portfolio. The increased valuations of individual companies or assets in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in capitalization rates and/or discount rates which impacted our real estate equity portfolio. The prices of publicly held companies may experience volatile changes following the reporting period. See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2022 to September 30, 2023:

($ in millions)
December 31, 2022	$220,158
New Capital Raised	24,362
Distributions and Other	(13,205)
Redemptions	(5,065)
Change in Value	3,158
September 30, 2023	$229,408
AUM of our Credit and Liquid Strategies business line totaled $229.4 billion at September 30, 2023, an increase of $9.2 billion compared to AUM of $220.2 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various alternative credit funds, Marshall Wace, and the issuance of CLOs, and to a lesser extent (ii) appreciation in investment value across our leveraged credit and alternative credit investment funds and on assets managed by Marshall Wace. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, its investors at certain leveraged credit funds, and (iii) redemptions at Marshall Wace.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2022 to September 30, 2023:

($ in millions)
December 31, 2022	$102,261
New Capital Raised	6,478
Distributions and Other	(4,253)
Change in Value	349
September 30, 2023	$104,835
FPAUM of our Private Equity business line was $104.8 billion at September 30, 2023, an increase of $2.5 billion, compared to $102.3 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Ascendant Fund, private equity vehicles customized for private wealth investors, and our core private equity strategy portfolio. Partially offsetting the increase was (i) a reduction in FPAUM for the write-off of Envision Healthcare Corporation, (ii) distributions to its investors primarily as a result of realized proceeds, most notably from Americas Fund XII and a strategic investor partnership, and (iii) a reduction in fee base for European Fund III and China Growth Fund, which no longer pay management fees.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2022 to September 30, 2023:

($ in millions)
December 31, 2022	$103,532
New Capital Raised	10,664
Distributions and Other	(4,781)
Redemptions	(240)
Net Changes in Fee Base of Certain Funds	(375)
Change in Value	(733)
September 30, 2023	$108,067
FPAUM of our Real Assets business line was $108.1 billion at September 30, 2023, an increase of $4.6 billion, compared to $103.5 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Global Atlantic, Diversified Core Infrastructure Fund, and infrastructure vehicles customized for private wealth investors. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) a change in fee base for Asia Real Estate Partners as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to its investors as a result of realized proceeds, most notably from Global Infrastructure Investors II.

Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2022 to September 30, 2023:

($ in millions)
December 31, 2022	$206,130
New Capital Raised	21,835
Distributions and Other	(14,707)
Redemptions	(5,065)
Change in Value	2,529
September 30, 2023	$210,722
FPAUM of our Credit and Liquid Strategies business line was $210.7 billion at September 30, 2023, an increase of $4.6 billion compared to $206.1 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various leveraged credit and alternative credit funds, Marshall Wace, and the issuance of CLOs, and to a lesser extent (ii) appreciation in investment value across our leveraged credit and alternative credit investment funds and on assets managed by Marshall Wace. Partially offsetting the increase was (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, (iii) distributions to, and redemptions from, its investors at certain leveraged credit funds, and (iv) a reduction in fee base for certain SIG funds, which no longer pay management fees.
See "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2023, our Private Equity business line had $59.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $65.9 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of September 30, 2023, our Real Assets business line had $23.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $27.5 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of September 30, 2023, our Credit and Liquid Strategies business line had $16.5 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $14.3 billion as of December 31, 2022. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Capital Invested
Private Equity
For the nine months ended September 30, 2023, $7.7 billion of capital was invested by our Private Equity business line, as compared to $14.1 billion for the nine months ended September 30, 2022. The decrease was driven primarily by a $6.2 billion decrease in capital invested in our traditional private equity strategy. During the nine months ended September 30, 2023, 57% of capital deployed in private equity was in transactions in Europe, 35% was in North America, and 8% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the nine months ended September 30, 2023, $12.1 billion of capital was invested by our Real Assets business line, as compared to $21.7 billion for the nine months ended September 30, 2022. The decrease was driven primarily by a $6.8 billion decrease in capital invested in our real estate strategy and a $2.2 billion decrease in capital invested in our infrastructure strategy. During the nine months ended September 30, 2023, 41% of capital deployed in real assets was in transactions in North America, 35% was in Europe, and 24% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the nine months ended September 30, 2023, $8.6 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $19.8 billion for the nine months ended September 30, 2022. The decrease was primarily due to a lower level of capital deployed across our various private credit and direct lending strategies. During the nine months ended September 30, 2023, 76% of capital deployed was in transactions in North America, 20% was in Europe, and 4% was in the Asia-Pacific region.

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
The following tables set forth information regarding KKR's insurance segment operating results and certain key operating metrics as of and for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Net Investment Income	$3,911,456	$2,881,567	$1,029,889
Net Cost of Insurance	(2,382,303)	(1,605,275)	(777,028)
General, Administrative and Other	(604,700)	(473,774)	(130,926)
Pre-tax Operating Earnings	924,453	802,518	121,935
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(339,090)	(309,121)	(29,969)
Insurance Segment Operating Earnings	$585,363	$493,397	$91,966
Insurance segment operating earnings
Insurance segment operating earnings increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to higher net investment income resulting from an increase in assets under management due to growth of the business and higher average yields. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both the individual market and institutional market channels and higher funding cost on new business and (ii) a corresponding increase in general and administrative expenses.
Net investment income
Net investment income increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, (ii) increases in portfolio yields due to higher market interest rates on floating rate investments, and (iii) the benefit of rotating into higher yielding assets during 2022. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to a decrease in net realized gains from the sale of investments not related to asset/liability matching strategies.
Net cost of insurance
Net cost of insurance increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher average funding costs due to higher market interest rates and the run-off of older business originated in a lower rate environment.
General, administrative and other expenses
General and administrative expenses increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates and higher total debt notional outstanding, and (ii) increased employee compensation and benefits-related expenses.

Pre-tax operating earnings attributable to non-controlling interests
Pre-tax operating earnings attributable to noncontrolling interests increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 in proportion to the increase in insurance segment operating earnings for the comparable period. Pre-tax operating earnings attributable to noncontrolling interests represents the proportionate interest in the insurance segment operating earnings attributable to other co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$2,399,889	$3,039,393	$(639,504)
Insurance Segment Operating Earnings	585,363	493,397	91,966
Distributable Operating Earnings	2,985,252	3,532,790	(547,538)

Interest Expense	(266,939)	(229,414)	(37,525)
Net Income Attributable to Noncontrolling Interests	(17,463)	(17,083)	(380)
Income Taxes on Operating Earnings	(549,239)	(625,872)	76,633
After-tax Distributable Earnings	$2,151,611	$2,660,421	$(508,810)
Distributable Operating Earnings
The decrease in distributable operating earnings for the nine months ended September 30, 2023 compared to the prior period is primarily due to a lower level of asset management segment operating earnings partially offset by a higher level of insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the nine months ended September 30, 2023 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense partially offset by a decrease in income taxes on operating earnings.
Interest Expense
The increase in interest expense for the nine months ended September 30, 2023 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries.
Income Taxes on Operating Earnings
The decrease in income taxes on operating earnings for the nine months ended September 30, 2023 compared to the prior period was primarily due to a lower level of asset management segment operating earnings.
For the nine months ended September 30, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes on operating earnings was $36.4 million and $46.0 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% both for the nine months ended September 30, 2023 and 2022.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of September 30, 2023 and December 31, 2022:

		As of
		September 30, 2023	December 31, 2022
		($ in thousands)

(+)	Cash and Short-term Investments	$3,990,694	$3,256,515
(+)	Investments	19,056,706	17,628,327
(+)	Net Unrealized Performance Income (1)	3,176,650	2,509,589
(+)	Other Assets, Net (2)	6,780,764	6,979,235
(+)	Global Atlantic Book Value	4,569,653	4,409,873

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	7,106,460	6,957,932
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	1,938,502	1,648,600
(-)	Other Liabilities	1,187,739	911,612
(-)	Noncontrolling Interests	26,146	32,843

	Book Value	$26,367,103	$24,284,035

	Book Value Per Adjusted Share	$29.68	$27.27
	Adjusted Shares	888,494,682	890,628,190
(1)The following table provides net unrealized performance income by business line:

	As of
	September 30, 2023	December 31, 2022
	($ in thousands)
Private Equity Business Line	$2,721,476	$2,199,869
Real Assets Business Line	334,585	212,974
Credit and Liquid Strategies Business Line	120,589	96,746
Total	$3,176,650	$2,509,589
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships, and (iii) the net assets of KJRM.
Book value increased 9% from December 31, 2022. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, (ii) an increase in net unrealized carried interest, most notably from Americas Fund XII, Asian Fund III, and Asian Fund IV, and (iii) the positive impact of our after-tax distributable earnings recognized in the period. Partially offsetting these increases were the payment of dividends and repurchases of our common stock during the period. The value of our asset management segment investments increased 8% in the period. For a further discussion, see "—Consolidated Results of Operations (GAAP Basis) - Asset Management—Investment Income (Loss) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in our investment portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures—After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "—Business Environment."

The following table presents the holdings of our investments in the asset management segment by asset class as of September 30, 2023. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of September 30, 2023
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Core Private Equity	$3,048,332	$6,482,608	34.0%
Traditional Private Equity	2,273,605	3,886,590	20.4%
Growth Equity	384,822	1,077,004	5.7%
Private Equity Total	5,706,759	11,446,202	60.1%

Real Estate	1,783,818	1,781,506	9.3%
Infrastructure	1,206,981	1,411,477	7.4%
Energy	835,884	894,954	4.7%
Real Assets Total	3,826,683	4,087,937	21.4%

Leveraged Credit	1,358,617	1,213,276	6.4%
Alternative Credit	875,905	982,760	5.2%
Credit Total	2,234,522	2,196,036	11.6%

Other	1,624,519	1,326,531	6.9%

Total Investments	$13,392,483	$19,056,706	100.0%

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

	As of September 30, 2023
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
USI, Inc.	$531,425	$1,612,888
PetVet Care Centers, LLC	243,211	1,021,486
Heartland Dental, LLC	375,365	824,283
Exact Holding B.V.	213,362	680,637
Arnott's Biscuits Limited	250,841	516,401
Barracuda Networks, Inc.	432,831	432,831
Roompot B.V.	349,036	419,067
1-800 Contacts Inc.	300,178	405,243
Internet Brands, Inc.	340,237	371,486
ERM Worldwide Group Limited	228,710	365,936
IVIRMA Global SL	336,563	344,270
Crescent Energy Company (NYSE: CRGY)	531,414	338,844
APRIL Group	280,213	330,474
Resolution Life Group Holdings	262,191	329,295
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	59,799	316,002
Teaching Strategies, LLC	307,162	307,162
Shriram General Insurance Co.	245,470	249,364
Viridor Limited	131,959	204,896
Atlantic Aviation FBO Inc.	170,197	191,156
PortAventura	155,803	188,289
Total Top 20 Investments	$5,745,967	$9,450,010
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of September 30, 2023. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income (loss) and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of September 30, 2023, KKR's pro rata interest in Global Atlantic's book value was $4.6 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.
Global Atlantic's Investment Portfolio
As of September 30, 2023, 96% and 87% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2022, 95% and 85% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of September 30, 2023 were Corporate, RMBS and CMBS securities, comprising 29%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 98% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 58% and 55% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of September 30, 2023. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 5% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 95% and 95% of Global Atlantic's Corporate, RMBS and CMBS

securities, respectively, were investment grade according to NAIC ratings and 94%, 45% and 53% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2022. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 30% and 29% as of September 30, 2023 and December 31, 2022, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both September 30, 2023 and December 31, 2022.
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
Substantially all of the AFS fixed maturity securities portfolio, 96% and 95% as of September 30, 2023 and December 31, 2022, respectively was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 4% and 5% as of September 30, 2023 and December 31, 2022, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.
Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of September 30, 2023 and December 31, 2022, 58% and 59% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of September 30, 2023 and December 31, 2022, approximately, 6% and 5% of the portfolio is denominated in foreign currency, respectively.
As of both September 30, 2023 and December 31, 2022, 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade and 94% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of September 30, 2023 and December 31, 2022, 12% and 10% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.

The NAIC designations for RMBS, including prime, sub-prime, alt-A, and adjustable rate mortgages with variable payment options ("Option ARM"), are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Accordingly, an investment in the same security at a lower cost may result in a higher quality NAIC designation in recognition of the lower likelihood the investment would result in a realized loss. Prime residential mortgage lending includes loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime, which also includes certain non-qualified mortgages. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
As of September 30, 2023 and December 31, 2022, 94% and 90%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of September 30, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 44%, 23%, 10% and 11% of the total RMBS portfolio ($7.6 billion), respectively. As of December 31, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 31%, 28%, 14% and 12% of the total RMBS portfolio ($6.4 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of September 30, 2023 and December 31, 2022, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $830.7 million and $917.6 million based on NRSRO rating and $235.3 million and $224.9 million based on NAIC ratings, respectively. As of September 30, 2023, unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit quality of mortgage and other loan receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans and other loan receivables. As of September 30, 2023 and December 31, 2022, 29% and 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents over half of the portfolio as of both September 30, 2023 and December 31, 2022. Office and retail properties represent approximately 24% and 28% of the portfolio as of September 30, 2023 and December 31, 2022, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of September 30, 2023 and December 31, 2022, 92% and 88% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 99% of the commercial mortgage loan portfolio is current as of both September 30, 2023 and December 31, 2022.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of September 30, 2023 and December 31, 2022, approximately 87% and 84%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less and for both September 30, 2023 and December 31, 2022, 3% have loan-to-value ratio over 90%.
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
As of September 30, 2023, the payment status of 96% of the residential mortgage loan portfolio is current, and approximately $225.0 million is 90 days or more past due (representing 2% of the total residential mortgage portfolio). As of December 31, 2022, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $192.3 million were 90 days or more past due (representing 2% of the total residential mortgage portfolio).

The weighted average loan-to-value ratio for residential mortgage loans was 63% and 64% as of September 30, 2023 and December 31, 2022, respectively.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans and auto loans. As of September 30, 2023, 97% of the consumer loan portfolio is in current status and approximately $36.6 million is 90 days or more past due (representing 1% of the total consumer loan portfolio).
Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures for the three and nine months ended September 30, 2023 and 2022:
Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in thousands)
Total GAAP Revenues	$3,315,481	$1,856,432	$10,069,481	$3,179,188
Impact of Consolidation and Other	218,495	207,822	613,048	593,340
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,009,645)	572,863	(2,155,560)	2,442,080
Realized Carried Interest	327,195	496,494	646,116	1,799,870
Realized Investment Income	231,196	284,979	543,965	911,221
Capstone Fees	(23,235)	(20,748)	(67,080)	(55,743)
Expense Reimbursements	(15,982)	(10,733)	(48,366)	(77,612)
Insurance Adjustments:
Net Premiums	(220,212)	(480,462)	(1,320,265)	(627,104)
Policy Fees	(314,016)	(318,225)	(943,200)	(951,037)
Other Income	(42,341)	(35,632)	(119,357)	(102,888)
(Gains) Losses from Investments (1)	(75,064)	(11,584)	379,213	176,559
Non-operating Changes in Policy Liabilities and Derivatives	428,147	184,303	284,118	945,996
Total Segment Revenues (2)	$2,820,019	$2,725,509	$7,882,113	$8,233,870
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in thousands)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders (GAAP)	$1,472,878	$32,637	$2,640,085	$(711,774)
Preferred Stock Dividends	17,248	17,250	51,747	51,750
Net Income (Loss) Attributable to Noncontrolling Interests	891,854	74,616	1,075,894	222,833
Income Tax Expense (Benefit)	437,210	81,685	910,912	15,825
Income (Loss) Before Tax (GAAP)	$2,819,190	$206,188	$4,678,638	$(421,366)
Impact of Consolidation and Other	(889,615)	(31,057)	(1,053,470)	(553,434)
Equity-based Compensation - KKR Holdings(1)	—	19,500	—	119,834
Income Taxes on Operating Earnings	(204,640)	(204,328)	(549,239)	(625,872)
Asset Management Adjustments:
Unrealized (Gains) Losses	(710,569)	233,265	(1,069,553)	1,734,293
Unrealized Carried Interest	(616,963)	1,094,782	(1,255,117)	3,946,182
Unrealized Carried Interest Compensation (Carry Pool)	310,917	(468,785)	590,108	(1,629,011)
Strategic Corporate Related Charges(2)	8,038	17,925	22,037	88,129
Equity-based Compensation	46,782	50,566	151,060	156,259
Equity-based Compensation - Performance based	72,821	58,943	203,748	176,727
Insurance Adjustments:(3)
(Gains) Losses from Investments(3)(4)	(33,337)	27,504	223,260	236,441
Non-operating Changes in Policy Liabilities and Derivatives(3)	(42,364)	(200,032)	121,590	(642,815)
Strategic Corporate Related Charges(3)	—	2,713	3,199	8,682
Equity-based and Other Compensation(3)	16,678	25,271	76,969	58,233
Amortization of Acquired Intangibles(3)	2,793	2,713	8,381	8,139
After-tax Distributable Earnings	$779,731	$835,168	$2,151,611	$2,660,421
Interest Expense	89,429	83,335	266,939	229,414
Net Income Attributable to Noncontrolling Interests	5,719	4,932	17,463	17,083
Income Taxes on Operating Earnings	204,640	204,328	549,239	625,872
Distributable Operating Earnings	$1,079,519	$1,127,763	$2,985,252	$3,532,790
Insurance Segment Operating Earnings	(210,027)	(168,835)	(585,363)	(493,397)
Realized Performance Income	(329,266)	(497,860)	(653,998)	(1,837,925)
Realized Performance Income Compensation	213,816	322,927	424,910	1,180,990
Realized Investment Income	(231,196)	(284,979)	(543,965)	(911,221)
Realized Investment Income Compensation	34,679	42,747	81,576	136,683
Fee Related Earnings	$557,525	$541,763	$1,708,412	$1,607,920
Insurance Segment Operating Earnings	210,027	168,835	585,363	493,397
Realized Performance Income	329,266	497,860	653,998	1,837,925
Realized Performance Income Compensation	(213,816)	(322,927)	(424,910)	(1,180,990)
Realized Investment Income	231,196	284,979	543,965	911,221
Realized Investment Income Compensation	(34,679)	(42,747)	(81,576)	(136,683)
Depreciation and Amortization	12,885	9,045	34,370	24,411
Adjusted EBITDA	$1,092,404	$1,136,808	$3,019,622	$3,557,201
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the nine months ended September 30, 2022, strategic corporate related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered into in connection with the acquisition of KJRM and that were settled upon closing.
(3)Amounts represent the portion allocable to KKR & Co. Inc.
(4)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	September 30, 2023	December 31, 2022
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock	$20,407,773	$17,691,975
Series C Mandatory Convertible Preferred Stock	—	1,115,792
Impact of Consolidation and Other	404,488	399,318
Exchangeable Securities	247,177	128,850
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	5,307,665	4,948,100
Book Value	$26,367,103	$24,284,035
The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	September 30, 2023	December 31, 2022
GAAP Shares of Common Stock Outstanding	884,585,205	861,110,478
Adjustments:
Exchangeable Securities (1)	3,909,477	2,695,142
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	—	26,822,570
Adjusted Shares (3)	888,494,682	890,628,190

Unvested Equity Awards and Exchangeable Securities (4)	30,327,497	35,457,274
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which are exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock for any reporting period prior to the redemption of the Series C Mandatory Convertible Preferred Stock.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of September 30, 2023 and December 31, 2022.

Liquidity
We manage our liquidity and capital requirements by (a) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (b) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding capital commitments in our capital markets business; (vi) distributing cash flow to our stockholders; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity—Liquidity Needs—Dividends."
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
As of September 30, 2023, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.
As of September 30, 2023, netting holes in excess of $50 million only existed at European Fund V and Health Care Growth Fund in the amounts of $131 million and $69 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of September 30, 2023, approximately $540 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2023 fair values. As of September 30, 2023, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 25 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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
Liquidity Needs
We expect that our (including Global Atlantic's) primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
•continue to support and grow our asset management business, including seeding new investment strategies, supporting capital commitments made by our vehicles to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting the investment vehicles that we sponsor;
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
•acquire other assets for our Principal Activities business or our other businesses, including other businesses, investments and assets, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent they may apply);
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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of September 30, 2023:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,466
Asian Fund IV	319
Ascendant Fund	312
North America Fund XIII	287
Next Generation Technology Growth Fund III	196
European Fund VI	167
Health Care Strategic Growth Fund II	111
Global Impact Fund II	35
Other Private Equity Vehicles	924
Total Private Equity Commitments	5,817

Real Assets
Asia Pacific Infrastructure Investors II	357
Global Infrastructure Investors IV	200
Real Estate Partners Americas III	82
Real Estate Partners Europe II	72
Asia Real Estate Partners	64
Other Real Assets Vehicles	1,155
Total Real Assets Commitments	1,930

Credit and Liquid Strategies
Opportunities Fund II	144
Asia Credit	95
Dislocation Opportunities Fund	80
Asset-Based Finance Partners	75
Lending Partners IV	25
Lending Partners Europe II	16
Private Credit Opportunities Partners II	7
Other Credit and Liquid Strategies Vehicles	470
Total Credit and Liquid Strategies Commitments	912

Total Uncalled Commitments	$8,659
Other Capital Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual capital commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of September 30, 2023, these capital commitments amounted to $0.5 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded capital commitments as of September 30, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our Capital Markets business line's risks, see "Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.

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
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of September 30, 2023, an undiscounted payable of $404.6 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of September 30, 2023, approximately $76.7 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.165 per share of our common stock has been declared and will be paid on December 1, 2023 to holders of record of our common stock as of the close of business on November 17, 2023.
On September 15, 2023, each outstanding share of the Series C Mandatory Convertible Preferred Stock automatically converted into 1.1700 shares of common stock, subject to cash being paid to holders in lieu of fractional shares, as applicable. In addition, a dividend of $0.75 per share of Series C Mandatory Convertible Preferred Stock was paid on September 15, 2023 to holders of record of Series C Mandatory Convertible Preferred Stock as of the close of business on September 1, 2023.
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
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 91.9 million shares of common stock for $2.5 billion, which equates to an average price of $27.32 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities."

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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at September 30, 2023 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 1% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2023, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 37%, 53%, and 10%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2023, less than 2% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
For Level III investments in Asset Management, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core equity investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Co-Chief Executive Officers and its Chief Financial Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of September 30, 2023, approximately 90% of these investments were priced via external sources, while approximately 10% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of September 30, 2023, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of September 30, 2023, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of September 30, 2023, investments which represented greater than 5% of total Asset Management segment investments consisted of USI, Inc. and PetVet Care Centers, LLC and valued at $1,613 million and $1,021 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Crescent Energy and BridgeBio Pharma, Inc. See "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Common Stock as of September 30, 2023 would have been reduced by approximately $1.75 per share, compared to our reported $23.07 per share on such date, and our book value as of September 30, 2023 would have been reduced by approximately $1.75 per adjusted share, compared to our reported book value of $29.68 per adjusted share on such date.

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
See Note 18 — “Policy liabilities” for additional information.
As of September 30, 2023, the net market risk liability balance totaled $756.0 million. As of September 30, 2023, the liability balances for market risk benefits were $628.0 million for fixed-indexed annuities and $128.0 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2023
	Fixed-indexed annuity	Other
($ in thousands)
Balance	$627,964	$128,012
Hypothetical change:
+50 bps interest rates	(107,395)	(47,203)
-50 bps interest rates	120,348	52,513
+50 bps instrument-specific credit risk	(102,919)	(23,728)
-50 bps instrument-specific credit risk	114,934	26,175
+10% equity market prices	(36,793)	(48,662)
-10% equity market prices	21,576	53,966
95% of expected mortality	33,241	7,387
105% of expected mortality	(31,317)	(6,752)
90% of expected surrenders	19,974	2,179
110% of expected surrenders	(18,974)	(2,105)
________________
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provides the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $350.3 million as of September 30, 2023. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of September 30, 2023, variable annuities accounted for using the fair value option totaled $350.3 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of September 30, 2023
Variable annuities
($ in thousands)
Balance	$350,278
Hypothetical change:
+50 bps interest rates	(21,110)
-50 bps interest rates	22,848
+50 bps instrument-specific credit risk	(14,000)
-50 bps instrument-specific credit risk	14,512
+10% equity market prices	(18,023)
-10% equity market prices	20,402
95% of expected mortality	(5,741)
105% of expected mortality	5,499
90% of expected surrenders	444
110% of expected surrenders	(463)
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
As of September 30, 2023, the liability for future policy benefits totaled $7.4 billion, net of reinsurance, split between $7.1 billion associated with payout annuity products, and $388.1 million of life and other insurance products. The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2023
	Payout annuities	Life and other
($ in thousands)
Balance	$7,061,150	$388,119
Hypothetical change:
+50 bps interest rates	(150,900)	(124,489)
-50 bps interest rates	162,852	134,250
+50 bps credit spreads	(122,929)	(126,808)
-50 bps credit spreads	127,844	131,685
95% of expected mortality(1)	54,623	30,686
105% of expected mortality(1)	(51,811)	(28,203)
90% of expected surrenders/lapses	—	(2,260)
110% of expected surrenders/lapses	—	1,819
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
As of September 30, 2023, the interest-sensitive life additional liability balance totaled $5.1 billion. The increase (decrease) to the interest-sensitive life additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of September 30, 2023
Interest-sensitive life
($ in thousands)
Balance	$5,073,886
Hypothetical change:
+50 bps interest rates	462
-50 bps interest rates	(464)
+10% equity market prices	(479)
-10% equity market prices	(189)
1% lower annual equity growth	(3,217)
95% of expected mortality	(28,214)
105% of expected mortality	27,864
90% of expected surrenders	20,950
110% of expected surrenders	(19,946)
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
As of September 30, 2023, the embedded derivative liability balance totaled $2.9 billion for fixed-indexed annuities, and $388.1 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2023
	Fixed-indexed annuities	Interest sensitive life
($ in thousands)
Balance	$2,855,502	$388,050
Hypothetical change:
+50 bps interest rates	(55,437)	(3,959)
-50 bps interest rates	61,133	4,126
+50 bps credit spreads	(70,007)	(3,959)
-50 bps credit spreads	75,694	4,126
+10% equity market prices	432,049	39,374
-10% equity market prices	(331,934)	(80,847)
________________
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of September 30, 2023, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $3.8 billion net asset ($72.1 million in funds withheld receivables at interest, and $(3.8) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2023
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$72,096	$(3,756,972)
Hypothetical change:
+50 bps interest rates	(18,980)	(637,240)
-50 bps interest rates	24,673	686,791
+50 bps investment credit spreads	(36,778)	(662,302)
-50 bps investment credit spreads	36,778	711,852
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except for the item disclosed below, there was no material change to our market risks during the three months ended September 30, 2023. For a discussion of our market risks in general, please refer to our Annual Report. For discussion of market risks relating to our Insurance segment as updated to reflect the impact from the adoption of LDTI, please refer to our Interim Report for the three months ended March 31, 2023. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
Insurance Segment Market Risks
Sensitivities
Interest rate risk
Effect of interest rate sensitivity
In the table below we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of September 30, 2023 to Global Atlantic's AOCI.

	September 30, 2023
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,072,576)	$1,135,070
The estimated point in time impact is primarily driven by a (i) net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, (ii) the effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts, and (iii) the effect on additional insurance liabilities when unrealized gains and losses are included in the investment margin while calculating the present value of expected assessments for the benefit ratio; all reported in AOCI. The estimated changes include the impact of related income tax impacts.
The effect of interest rate sensitivity on AOCI decreased from March 31, 2023 as a result of (i) the overall decrease in market value of the available-for-sale fixed maturity security portfolio, (ii) the positive convexity of the corporate fixed maturity security portfolio which results in lower sensitivity to interest rate moves, and (iii) a smaller portion of the overall investment portfolio consisting of fixed maturity securities that are subject to interest rate sensitivity.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of January 1, 2023 on a full retrospective basis to February 1, 2021 (the date of the GA Acquisition.) As a result, we implemented changes to our relevant business processes and internal controls over financial reporting.
Except as reported above, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF SECURITIES
Share Repurchases in the Third Quarter of 2023
As of November 3, 2023, there is approximately $194 million remaining under KKR's share repurchase program.
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
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the third quarter of 2023, 308,808 shares of common stock were repurchased, and no equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2023 to July 31, 2023)	223,509	$55.96	223,509	$208,960
Month #2 (August 1, 2023 to August 31, 2023)	85,299	$59.33	85,299	$203,899
Month #3 (September 1, 2023 to September 30, 2023)	—	$—	—	$203,899
Total through September 30, 2023	308,808		308,808	$203,899

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and September 30, 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 9, 2023