Form 10-K
period 2023-12-31
KKR & Co. Inc.
filed 2024-02-29
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2023, was approximately $36.3 billion. As of February 27, 2024, the registrant had 885,005,588 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.
FORM 10-K
For the Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
 This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding the declaration and payment of dividends on common or preferred stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of common stock pursuant to its repurchase program; expansion and growth opportunities and other synergies resulting from acquisitions, reorganizations or strategic partnerships; the return of balance sheet capital if a fund has a successful fundraise; investment opportunities offered to individual investors to continue to grow and to represent a larger percentage of our assets under management; the estimate of the amounts expected to be owed under the tax receivable agreement; the ability of core private equity investments to generate earnings that compound over a long period of time; the timing and completion of certain transactions contemplated by the Reorganization Agreement (as defined below); and the implementation, growth and synergies relating to the strategic initiatives previously announced on November 29, 2023 may constitute forward-looking statements. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in this Annual Report on Form 10-K (our "Annual Report" or "report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its insurance companies and other subsidiaries, "Global Atlantic"), unless the context requires otherwise.
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
KKR Group Partnership L.P. ("KKR Group Partnership") is the intermediate holding company that owns the entirety of KKR’s business. Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity interests in KKR Group Partnership, and are net of amounts that have been allocated to carry pool participants and any other holders of minority interests in KKR Group Partnership. References to “KKR Group Partnership” for periods prior to January 1, 2020 refer to KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, which were combined on that date to form KKR Group Partnership. References to a “KKR Group Partnership Unit” refer to (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to prior to January 1, 2020, and (ii) one Class A partner interest in KKR Group Partnership for periods on and after January 1, 2020. “Exchangeable securities” refers to securities that have the right to acquire KKR Group Partnership Units and to exchange them for our shares of common stock. As of the date of this report, our only outstanding exchangeable securities are (i) restricted holdings units issued through KKR Holdings II L.P. ("KKR Holdings II"), which are issued under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan"), and (ii) restricted holdings units issued through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain Global Atlantic employees who received 2.6 million units (a majority of which are unvested) in connection with the January 2, 2024 transaction described below. In the future, we may issue securities other than restricted holdings units that may constitute exchangeable securities.

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
KKR’s asset management business is conducted by Kohlberg Kravis Roberts & Co. L.P. and various other subsidiaries of KKR & Co. Inc. other than Global Atlantic. KKR’s insurance business is operated by Global Atlantic, which KKR acquired a majority controlling interest in on February 1, 2021 ("2021 GA Acquisition"). On January 2, 2024 KKR acquired all the remaining equity interests in Global Atlantic that KKR did not already own. As of January 2, 2024, KKR owns 100.0% of Global Atlantic. KJR Management ("KJRM") is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.
References to our "funds," "vehicles" or "investment vehicles" refer to a wide array of investment funds, vehicles and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and business development companies (each, a "BDC"), unless the context requires otherwise. These references do not include the investment funds, vehicles or accounts of any hedge fund partnership or any other third-party asset manager with which we have formed a strategic partnership or have acquired a minority ownership interest. Unless the context requires otherwise, references to “fund investors” or "investors in our investment vehicles" refers to the third-party investors in these funds and investment vehicles. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.
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
In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America. We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including after-tax distributable earnings, distributable operating earnings, fee related earnings ("FRE"), asset management segment revenues, book value and book value per adjusted share. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures." This report also uses the terms assets under management ("AUM"), fee paying assets under management ("FPAUM") and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Segment and Non-GAAP Performance Measures—Other Terms and Capital Metrics."

The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "KKR," "we" and "our" in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries. Any KKR entity (including any Global Atlantic entity) referenced herein is responsible for its own financial, contractual and legal obligations. Additionally, references to "including" are for the purpose of illustration and shall be read to mean "including without limitation" unless the context explicitly requires otherwise.

SUMMARY RISK FACTORS
The following is a summary of the risk factors associated with investing in our securities. You should read this summary together with a more detailed description of these risks in the “Risk Factors” section of this report and in other filings that we make from time to time with the SEC.
We are subject to risks related to our business, including risks involving:
•difficult market and economic conditions;
•geopolitical developments and other local and global events;
•disruptions caused by natural disasters, catastrophes, or potential changes in climate conditions;
•significant liquidity requirements and sources of liquidity;
•assets we refer to as “perpetual capital” being subject to material reduction;
•high variability in earnings and cash flow;
•“clawback” provisions in our governing agreements;
•inability to raise additional or successor funds successfully;
•intense competition in the investment management and insurance industries;
•increasing focus by stakeholders on ESG matters;
•changes in relevant tax laws, regulations and treaties or adverse interpretations by tax authorities;
•recruiting, retaining and motivating our employees and other key personnel;
•our reliance on third-party service providers;
•cybersecurity failures and data security breaches;
•the unpredictable impact of artificial intelligence on competitive, operational, legal and regulatory risks;
•rapidly developing and changing global privacy laws;
•expansion into new investment strategies, geographic markets, businesses and types of investors;
•failure to manage existing commitments;
•extensive regulation of our businesses;
•litigation and negative publicity;
•certain types of investment vehicles with increased risk of litigation and regulatory scrutiny;
•our capital markets activities; and
•ineffective risk management activities.

We are subject to risks related to our investment activities, including risks involving:
•historical returns not being indicative of future results;
•valuation methodologies for establishing the fair value of certain assets can be subjective;
•the impact on valuations by market and economic conditions;
•changes in debt or equity markets;
•dependence on significant leverage in our investments;
•exposures to, and investments in, leveraged companies or companies experiencing financial or business difficulties;
•ranking of our equity and debt investments compared to other’s investments, exposing us to greater risk of loss;
•limitations inherent in the due diligence process;
•complexity of investments, including large-sized investments and non-controlled investments;
•concentration of investments by type of issuer, geographic region, asset types, or otherwise;
•investments in relatively illiquid assets;
•investments in real assets;
•investments in emerging and less established companies;
•investments in companies that are based outside of the United States;
•third-party investors’ contractual obligation to fund capital calls;
•potential conflicts of interest between our business and our clients;
•investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis, and certain of our investment advisory agreements may be terminated with minimal notice; and
•our stakes in hedge fund partnerships.

We are subject to risks related to our insurance activities, including risks involving:
•possibility of not achieving the intended benefit of the Global Atlantic acquisitions;

•interest rate fluctuations, including sustained periods of low or high interest rates;
•acceleration of amortization of deferred revenues and expenses;
•difference between policyholder behavior estimates, reserve assumptions and actual claims experience;
•estimates used in preparation of financial statements and models for insurance products;
•ability to execute Global Atlantic’s growth strategies successfully;
•Global Atlantic’s actual or perceived financial strength and ratings of Global Atlantic and its subsidiaries;
•business Global Atlantic reinsures and business it cedes to reinsurers;
•changes in accounting standards applicable to insurance companies;
•volatility in our insurance business’s net income under GAAP;
•reinsurance assets held in trust, which limit Global Atlantic’s ability to invest those assets;
•triggering a recapture event under reinsurance agreements where Global Atlantic’s clients may recapture some or all of the assumed business;
•determination of the amount of impairments and allowances for credit losses;
•liquidity risks from Global Atlantic’s membership in Federal Home Loan Banks;
•repurchase and reverse repurchase transactions that subject Global Atlantic to liquidity risks;
•changes in relevant tax laws, regulations or treaties;
•regulations, including those related to capital requirements, that apply to Global Atlantic;
•Bermuda insurance subsidiaries possibly being subject to additional licensing requirements; and
not being able to mitigate the reserve strain associated with statutory accounting rules.

We are subject to risks related to our organizational structure, including risks involving:
•significant voting power held by the Series I preferred stockholder, and conflicts of interest among the Series I preferred stockholder and the holders of our common stock;
•As a “controlled company,” we qualify for some exemptions from the corporate governance and other requirements of the NYSE and are not required to comply with certain provisions of U.S. securities laws;
•provisions in our charter limiting the liability of the Series I preferred stockholder;
•exclusive forum provision included in our charter;
•assets and revenues of our investment vehicles not being directly available to us or our common stockholders;
•declining common stock price due to the large number of shares eligible for future sale and issuable as grants or in acquisitions;
•ability to issue preferred stock may cause the price of our common stock to decline;
•our right to repurchase all outstanding shares of common stock under specified circumstances;
•limitations on our ability to pay periodic dividends;
•our obligations to make payments to our principals pursuant to a tax receivable agreement;
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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 730 private equity investments in portfolio companies with a total transaction value in excess of $710 billion as of December 31, 2023. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our investment vehicle investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021 and the remaining equity interests in Global Atlantic that KKR did not already own on January 2, 2024. Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2023, Global Atlantic served over three million policyholders.
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

Our Business
Through December 31, 2023, we operated in two segments: our asset management business and our insurance business.
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
As an asset management firm, we earn fees, including management fees and incentive fees, and carried interest for providing investment management and other services to our investment vehicles (including our funds), CLOs, managed accounts, portfolio companies and certain operating companies, and we generate transaction fees from capital markets transactions. We earn additional investment income by investing our own capital alongside investors in our investment vehicles and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested. Our investment teams have deep industry knowledge and are supported by a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of December 31, 2023, approximately 92% of our AUM consists of capital that is either not subject to redemption for at least 8 years from inception or what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "—Risks Related to Our Business—AUM, referred to as perpetual capital, is subject to material reduction, including through withdrawal, redemption or dividends, and termination" in the "Risk Factors" section of this report. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.
Since our inception, one of our fundamental investment philosophies has been to align the interests of the firm and our employees with the interests of our fund investors, portfolio companies and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2023, we and our employees and other personnel have approximately $25.0 billion invested in or committed to our own funds and portfolio companies, including $12.1 billion of capital funded from our balance sheet, $7.7 billion of additional capital committed by our balance sheet to our investment vehicles, $3.6 billion funded from personal investments, and $1.7 billion of additional capital commitments from personal investments.

Private Equity
Overview
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2023, our Private Equity business line had $176.4 billion of AUM, consisting of $123.7 billion in traditional private equity, including $34.9 billion in core private equity and $17.8 billion in growth equity, which includes $4.4 billion of impact investments.
We are a world leader in private equity, having raised over 30 private equity funds (including core private equity, growth equity and impact investments). We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network and industry knowledge. It also leverages a sizable team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
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

Private Equity Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Private Equity business line from December 31, 2019 through December 31, 2023.
Private Equity
Assets Under Management
($ in billions)

$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
$91.6
$113.5
$173.7
$165.1
$176.4
2019
2020
2021
2022
2023

The table below presents information as of December 31, 2023, relating to our current private equity and other vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2023.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$10,563	1%	$7,837	$—	$7,837	$8,830	$5
Americas Fund XII	5/2017	5/2021	13,500	1,665	2%	12,432	8,722	9,326	18,767	1,624
North America Fund XI	11/2012	1/2017	8,718	152	3%	10,044	22,833	2,759	3,269	173
2006 Fund (5)	9/2006	9/2012	17,642	—	2%	17,309	37,416	—	8	1
Millennium Fund (5)	12/2002	12/2008	6,000	—	3%	6,000	14,123	—	4	1
Ascendant Fund	6/2022	6/2028	3,003	3,003	10%	—	—	—	—	—
European Fund VI	6/2022	6/2028	7,426	5,852	2%	1,574	—	1,574	1,263	—
European Fund V	7/2019	2/2022	6,338	738	2%	5,670	917	5,495	6,947	327
European Fund IV	2/2015	3/2019	3,512	22	6%	3,642	5,726	1,621	2,625	196
European Fund III (5)	3/2008	3/2014	5,506	146	5%	5,360	10,625	586	39	(41)
European Fund II (5)	11/2005	10/2008	5,751	—	2%	5,751	8,507	—	25	5
Asian Fund IV	7/2020	7/2026	14,735	8,529	1%	6,554	348	6,416	8,324	268
Asian Fund III	8/2017	7/2020	9,000	1,329	6%	8,189	6,295	6,797	12,018	981
Asian Fund II	10/2013	3/2017	5,825	—	1%	7,357	6,509	2,938	2,124	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3%	3,974	8,728	—	—	21
China Growth Fund (5)	11/2010	11/2016	1,010	—	1%	1,010	1,150	181	22	(34)
Next Generation Technology Growth Fund III	11/2022	11/2028	2,745	2,331	1%	414	—	414	417	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	154	7%	2,131	496	1,924	2,894	193
Next Generation Technology Growth Fund	3/2016	12/2019	659	5	22%	668	1,148	276	934	74
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,856	3%	933	—	933	1,045	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	144	11%	1,317	283	1,128	1,863	105
Global Impact Fund II	6/2022	6/2028	2,704	1,889	1%	815	—	815	753	—
Global Impact Fund	2/2019	3/2022	1,242	224	8%	1,194	471	1,018	1,562	106
Co-Investment Vehicles and Other	Various	Various	18,340	3,219	Various	15,680	8,980	11,151	13,863	1,328
Core Investment Vehicles	Various	Various	25,444	10,582	30%	15,768	2,366	14,407	24,323	119
Unallocated Commitments (6)	N/A	N/A	3,894	3,894	Various	—	—	—	—	—

Total Private Equity			$192,585	$57,297		$141,623	$145,643	$77,596	$111,919	$5,106
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on December 31, 2023.
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

Traditional Private Equity Portfolio
As of December 31, 2023, our traditional private equity portfolio consisted of over 130 companies with approximately $285 billion of annual revenues. These companies are headquartered in over 20 countries and operate in approximately 20 general industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

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

Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2023, the firm has generated approximately $195.9 billion of cash proceeds from the sale of our Private Equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
Each private equity fund’s general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund’s investments. Our private equity funds since 2012 generally have a performance hurdle which requires that we return 7%, compounded annually, to limited partners in the fund prior to receiving our 20% share of net profits realized by limited partners. Such performance hurdles are subject to a catch-up allocation to the general partner after the hurdle has been reached. Our earlier private equity funds do not include a performance hurdle. The timing of receipt of carried interest in respect of investments of our private equity funds is dictated by the terms of the partnership agreements that govern such funds, and is distributed to the general partner of a private equity fund only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity" for a discussion of netting holes. Net realized profit or loss is not netted between or among funds. In addition, the agreements governing our private equity funds generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return or contribute amounts to the fund for distribution to fund investors at the end of the life of the fund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Critical Accounting Policies and Estimates - Asset Management—Revenues—Capital Allocation-Based Income (Loss)" and "Risk Factors—Risks Related to Our Business—The "clawback" provisions in the agreements governing our carry-paying funds may give rise to a contingent obligation that may require us to return or contribute amounts to our funds and fund investors."
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
Real Assets
Overview
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of December 31, 2023, our Real Assets business line had $130.9 billion of AUM, consisting of $68.5 billion in real estate (of which $36.3 billion is real estate credit and $32.2 billion is real estate equity), $58.7 billion in infrastructure, and $3.7 billion in energy.
Infrastructure
We established a dedicated infrastructure team and strategy in 2008, focused on global investment opportunities with an emphasis on investments in assets and businesses located in the member countries of the Organisation for Economic Co-operation and Development. In January 2020, we expanded our strategy to include investment opportunities in the Asia-Pacific region. Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in sectors such as power and utilities, midstream, energy and energy transition, transportation, asset leasing, water and wastewater, telecommunications infrastructure, and social infrastructure. In 2020, we established the Diversified Core Infrastructure Fund as our first dedicated open-ended core infrastructure fund. Our diversified core infrastructure strategy seeks core infrastructure and infrastructure-related investment opportunities with a focus on investments with predominantly contracted or regulated cash flows in securities, properties and other assets principally located in North America and Western Europe.

Real Estate
Our real estate platform seeks to be a global solutions provider across the capital structure in the real estate industry, focusing on opportunities in the United States, Western Europe and Asia-Pacific, including property-level equity, debt and special situations transactions and businesses with significant real estate holdings that can benefit from KKR’s operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction-specific needs, including the purchase or financing of existing assets or companies and the funding of future development or acquisition opportunities.
We have made real estate equity investments in residential and commercial assets. In addition, we have a core plus real estate strategy that seeks to pursue real estate investments through open-ended funds, primarily with the intent of having influence over the real estate assets or companies in which we make investments. Our real estate credit platform provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities, whole loans and subordinated debt. These real estate credit strategies are deployed in a variety of ways, including through KKR Real Estate Finance Trust Inc. (NYSE: KREF), a publicly listed U.S. real estate investment trust ("KREF"), and our real estate credit funds which focus on commercial real estate lending and the risk retention tranches of commercial mortgage-backed securities ("CMBS"). We also source real estate investments for our Global Atlantic insurance companies and KKR Real Estate Select Trust Inc., a continuously offered, registered closed-end investment company and U.S. real estate investment trust ("KREST"). In addition, in April 2022, we acquired KJRM, one of the largest Japanese real estate asset managers in Japan. KJRM manages diversified real estate assets, including retail, office and mixed used properties through two Tokyo Stock Exchange-listed real estate investment trusts: Japan Metropolitan Fund Investment Corporation and Industrial & Infrastructure Fund Investment Corporation.
Energy
Our primary platform for pursuing upstream oil and natural gas opportunities is through Crescent Energy Company (“Crescent”), a publicly listed energy company (NYSE: CRGY), which we manage. Crescent is a U.S. independent energy company primarily engaged in the acquisition, development and operation of oil and natural gas properties. We also manage investment vehicles that have energy investments in key proven basins across the lower 48 U.S. states, with a focus on operated oil and gas assets and complemented by non‐operated assets, mineral and royalty interests and midstream infrastructure.

Real Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Real Assets business line from December 31, 2019 through December 31, 2023.
Real Assets
Assets Under Management (1)
($ in billions)

$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
$27.7
$35.2
$83.3
$118.6
$130.9
2019
2020
2021
2022
2023

(1)AUM of acquired businesses are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2023, relating to our current real asset and other vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Energy Income and Growth Fund II	8/2018	8/2022	$994	$—	20%	$1,191	$305	$954	$1,503	$36
Energy Income and Growth Fund	9/2013	6/2018	1,589	—	13%	1,589	1,221	—	—	—
Natural Resources Fund (5)	Various	Various	887	—	Various	887	168	—	—	—
Global Energy Opportunities	Various	Various	915	62	Various	520	204	297	167	—
Global Infrastructure Investors IV	8/2021	8/2027	16,589	7,244	—%	9,672	328	9,477	10,598	86
Global Infrastructure Investors III	7/2018	6/2021	7,165	1,097	4%	6,335	1,910	5,483	7,612	436
Global Infrastructure Investors II	12/2014	6/2018	3,040	130	4%	3,166	5,330	807	1,135	34
Global Infrastructure Investors	9/2010	10/2014	1,040	—	5%	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,368	6,368	5%	—	—	—	—	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	702	7%	3,375	738	2,943	3,347	109
Diversified Core Infrastructure Fund	12/2020	(6)	9,587	1,199	5%	8,452	508	8,452	8,916	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,592	5%	2,771	228	2,611	2,584	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	253	8%	1,951	2,688	487	428	13
Real Estate Partners Americas	5/2013	5/2017	1,229	135	16%	1,024	1,416	54	32	(3)
Real Estate Partners Europe II	3/2020	12/2023	2,061	610	10%	1,656	431	1,356	1,313	—
Real Estate Partners Europe	8/2015	12/2019	707	99	10%	687	763	209	208	(6)
Asia Real Estate Partners	7/2019	7/2023	1,682	452	15%	1,238	22	1,197	1,383	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	5%	976	226	976	928	9
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	4%	1,008	508	1,008	991	3
Property Partners Americas	12/2019	(6)	2,569	46	19%	2,523	159	2,523	2,392	—
Co-Investment Vehicles and Other	Various	Various	9,293	3,903	Various	5,429	1,582	5,017	4,923	23

Total Real Assets			$77,761	$24,014		$55,500	$20,963	$43,851	$48,460	$740
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on December 31, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)Open-ended fund.

Real Asset Investment Process and Fund Characteristics
Real Asset Investment Process
Our infrastructure, real estate, and energy vehicles have a similar investment process as that described under "—Private Equity Investment Process and Fund Characteristics." Investment teams for a particular real asset strategy formally present potential investments to the applicable strategy oriented investment committee or the portfolio manager, as applicable, which monitors our due diligence practices and approves an investment before it is made. Our Real Asset strategies also typically have a portfolio management team that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our infrastructure, real estate, and energy investment teams typically partner with technical experts and operators to manage our Real Asset investments.
Real Asset Fund Structures
Our traditional infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds generally range from 0.75% to 1.5% on committed capital, invested capital or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter, the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.
Our core real estate and infrastructure funds are open-ended and do not have a fixed termination date. They also do not have a specified termination date for making investments. Management fees for such funds generally range from 0.5% to 1.2% of net asset value, subject to certain adjustments. The general partners of such funds are also entitled to incentive fees ranging generally from 5% to 10% of cash flow or net asset value appreciation, subject to performance hurdles. We also provide investment management services to the publicly available entities in our real assets strategy, including KREF, KREST and Crescent. These services are pursuant to a management agreement with specific KKR subsidiaries, which provide for the payment of management fees, generally ranging from 1.25% to 1.50% of their equity value or similar metric, as well as incentive fees.
Private Equity and Real Asset Historical Performance
We take a long-term approach to Private Equity and Real Assets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have approximately doubled the value of capital that has been invested by our Private Equity and Real Assets investment funds, turning $184.3 billion of invested capital into $344.5 billion of value from our inception in 1976 to December 31, 2023.
From our inception in 1976 through December 31, 2023, our Private Equity and Real Assets investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.5%, compared to the 11.9% and 9.2% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and their returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For additional information regarding impact of market conditions on the value and performance of our investments, see our "Risk Factors."
The table below presents information as of December 31, 2023, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2023, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	4	14,127	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	25	8,532	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,416	8	37,424	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.6%	2.2
European Fund III (2008)	5,506	5,360	10,625	39	10,664	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,150	22	1,172	3.8%	0.1%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,044	22,833	3,269	26,102	23.8%	19.2%	2.6
Asian Fund II (2013)	5,825	7,357	6,509	2,124	8,633	4.6%	3.0%	1.2
Real Estate Partners Americas (2013)	1,229	1,024	1,416	32	1,448	15.8%	11.0%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.1)%	(8.8)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,166	5,330	1,135	6,465	19.7%	17.0%	2.0
European Fund IV (2015)	3,512	3,642	5,726	2,625	8,351	23.7%	18.4%	2.3
Real Estate Partners Europe (2015)	707	687	763	208	971	12.2%	9.0%	1.4
Next Generation Technology Growth Fund (2016)	659	668	1,148	934	2,082	31.0%	26.4%	3.1
Health Care Strategic Growth Fund (2016)	1,331	1,317	283	1,863	2,146	19.6%	13.2%	1.6
Americas Fund XII (2017)	13,500	12,432	8,722	18,767	27,489	24.9%	20.4%	2.2
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	508	991	1,499	9.0%	7.7%	1.5
Core Investment Vehicles (2017)	25,444	15,768	2,366	24,323	26,689	18.0%	16.9%	1.7
Asian Fund III (2017)	9,000	8,189	6,295	12,018	18,313	29.1%	22.8%	2.2
Real Estate Partners Americas II (2017)	1,921	1,951	2,688	428	3,116	25.6%	21.0%	1.6
Global Infrastructure Investors III (2018)	7,165	6,335	1,910	7,612	9,522	16.0%	12.5%	1.5
Global Impact Fund (2019)	1,242	1,194	471	1,562	2,033	24.9%	18.5%	1.7
European Fund V (2019)	6,338	5,670	917	6,947	7,864	14.1%	10.7%	1.4
Energy Income and Growth Fund II (2018)	994	1,191	305	1,503	1,808	17.1%	15.1%	1.5
Asia Real Estate Partners (2019)	1,682	1,238	22	1,383	1,405	10.3%	4.6%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,131	496	2,894	3,390	22.3%	17.4%	1.6
Real Estate Credit Opportunity Partners II (2019)	950	976	226	928	1,154	9.6%	7.4%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	3,375	738	3,347	4,085	14.4%	9.9%	1.2
Asian Fund IV (2020)	14,735	6,554	348	8,324	8,672	18.5%	11.5%	1.3
Real Estate Partners Europe II (2020)	2,061	1,656	431	1,313	1,744	3.5%	0.2%	1.1
Real Estate Partners Americas III (2021)	4,253	2,771	228	2,584	2,812	0.9%	(1.7)%	1.0
Health Care Strategic Growth Fund II (2021)	3,789	933	—	1,045	1,045	14.6%	(4.9)%	1.1
North America Fund XIII (2021)	18,400	7,837	—	8,830	8,830	10.7%	6.1%	1.1
Global Infrastructure Investors IV (2021) (3)	16,589	9,672	328	10,598	10,926	—	—	—
European Fund VI (2022) (3)	7,426	1,574	—	1,263	1,263	—	—	—
Global Impact Fund II (2022) (3)	2,704	815	—	753	753	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	6,368	—	—	—	—	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,745	414	—	417	417	—	—	—
Ascendant Fund (2022) (3)	3,003	—	—	—	—	—	—	—
Subtotal - Included Funds	229,029	167,800	164,131	130,118	294,249	16.1%	12.3%	1.8

All Funds	$245,504	$184,275	$214,400	$130,118	$344,518	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on December 31, 2023.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2023. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
For more information, see "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns."
Credit and Liquid Strategies
Overview
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of December 31, 2023, our Credit and Liquid Strategies business line had $245.5 billion of AUM, comprised of $123.3 billion of assets managed in our leveraged credit strategies, $86.1 billion of assets managed in our private credit strategy, $9.6 billion of assets managed in our SIG strategy, and $26.5 billion of assets managed through our hedge fund platform. We manage $124.9 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $15.4 billion in assets under management, which is reflected in the AUM of our private credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
Credit
Our credit platform invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are primarily managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the United Kingdom ("UK") Financial Conduct Authority (the "FCA"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and an SEC-registered investment adviser. We also jointly own with a third party FS/KKR Advisor, LLC, an investment adviser registered with the SEC that provides investment advisory services to certain registered investment companies, including FS KKR Capital Corp. (NYSE: FSK), a publicly listed BDC and KKR FS Income Trust, a privately-offered BDC.
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
Hedge Fund Platform
Our hedge fund platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This principally consists of a 39.6% interest in Marshall Wace LLP (together with its affiliates, "Marshall Wace"), a global alternative investment manager specializing in long/short equity products. We also own other interests in third-party hedge fund managers, including a 39.9% interest in PAAMCO Prisma Holdings, LLC ("PAAMCO Prisma"), an investment manager focused on liquid alternative investment solutions, including hedge fund-of-fund portfolios.

Credit and Liquid Strategies Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Credit and Liquid Strategies business line from the December 31, 2019 through December 31, 2023.

Credit and Liquid Strategies
Assets Under Management (1)
($ in billions)

$250.0
$225.0
$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
$99.1
$103.0
$213.5
$220.2
$245.5
2019
2020
2021
2022
2023

(1)AUM of acquired businesses and pro rata AUM of hedge fund partnerships in which KKR has made an investment are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2023, relating to our current credit vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2023.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Percentage Committed by General Partner	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,329	$1,743	7%	$586	$6	$586	$635	$5
Dislocation Opportunities Fund	8/2019	11/2021	2,967	480	14%	2,488	1,141	1,766	1,888	56
Special Situations Fund II	2/2015	3/2019	3,525	284	9%	3,241	2,342	1,216	1,263	—
Special Situations Fund	1/2013	1/2016	2,274	1	12%	2,273	1,790	429	348	—
Mezzanine Partners	7/2010	3/2015	1,023	33	4%	990	1,166	184	152	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	1,017	7%	1,042	83	1,042	1,116	22
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	377	2%	1,868	872	1,238	1,210	—
Lending Partners IV	3/2022	9/2026	1,150	518	5%	632	24	633	666	4
Lending Partners III	4/2017	11/2021	1,498	540	2%	958	766	741	741	41
Lending Partners II	6/2014	6/2017	1,336	157	4%	1,179	1,198	151	85	—
Lending Partners	12/2011	12/2014	460	40	15%	420	458	23	11	—
Lending Partners Europe II	5/2019	9/2023	837	210	7%	627	182	591	623	5
Lending Partners Europe	3/2015	3/2019	848	184	5%	662	425	247	218	—
Asia Credit Opportunities	1/2021	5/2025	1,084	581	9%	503	16	503	580	12
Other Alternative Credit Vehicles	Various	Various	13,683	5,758	Various	7,911	5,953	4,125	4,404	14

Total Credit and Liquid Strategies			$37,318	$11,923		$25,380	$16,422	$13,475	$13,940	$139
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on December 31, 2023.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	6.99%	6.30%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.63%
Opportunistic Credit (3)	May 2008	10.54%	8.95%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.83%
Bank Loans	Apr 2011	5.57%	5.00%	S&P/LSTA Loan Index (4)	4.55%
High-Yield	Apr 2011	5.99%	5.41%	BoAML HY Master II Index (5)	5.33%
European Leveraged Loans (6)	Sep 2009	4.69%	4.17%	CS Inst West European Leveraged Loan Index (7)	3.73%
European Credit Opportunities (6)	Sept 2007	6.34%	5.18%	S&P European Leveraged Loans (All Loans) (8)	4.23%

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

(2)Performance is based on a blended composite of Bank Loans, High Yield, and Structured Credit strategy accounts. The benchmark used for purposes of comparison for the Multi-Asset Credit Composite strategy is based on 65% S&P/LSTA Loan Index and 35% BoAML HY Master II Index to May 2022, and 50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index, from June 2022.
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
The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to December 31, 2023. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,329	$586	$6	$635	$641	14.4%	9.0%	1.1
Dislocation Opportunities Fund	Aug 2019	2,967	2,488	1,141	1,888	3,029	10.7%	8.4%	1.2
Special Situations Fund II	Feb 2015	3,525	3,241	2,342	1,263	3,605	2.6%	0.7%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,790	348	2,138	(1.3)%	(3.0)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	152	1,318	9.1%	5.9%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	1,042	83	1,116	1,199	14.8%	10.5%	1.2
Private Credit Opportunities Partners II	Dec 2015	2,245	1,868	872	1,210	2,082	3.2%	1.5%	1.1
Lending Partners IV	Mar 2022	1,150	632	24	666	690	N/A	N/A	N/A
Lending Partners III	Apr 2017	1,498	958	766	741	1,507	15.1%	12.3%	1.6
Lending Partners II	Jun 2014	1,336	1,179	1,198	85	1,283	3.0%	1.6%	1.1
Lending Partners	Dec 2011	460	420	458	11	469	3.5%	1.8%	1.1
Lending Partners Europe II	May 2019	837	627	182	623	805	16.0%	12.3%	1.3
Lending Partners Europe	Mar 2015	848	662	425	218	643	(0.7)%	(2.9)%	1.0
Asia Credit Opportunities	Jan 2021	1,084	503	16	580	596	17.7%	12.7%	1.2
Other Alternative Credit Vehicles	Various	13,683	7,911	5,953	4,404	10,357	N/A	N/A	N/A
All Funds		$37,318	$25,380	$16,422	$13,940	$30,362
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
For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially adversely affect KKR." and "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns."

The table below presents information as of December 31, 2023, based on the investment funds or other vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$96,810	$94,465	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	26,784	26,784	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	123,594	121,249

Alternative Credit: (4)
Private Credit (1)	72,150	60,340	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,807	2,899	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	79,957	63,239

Hedge Funds (6)	26,522	26,522	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	15,418	15,418	0.60% - 0.625%	7.00% - 8.00%	7.00%	Indefinite
Total	$245,491	$226,428
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
We also serve as the investment adviser to investment companies registered under the U.S. Investment Company Act of 1940 (the "Investment Company Act," and such registered investment companies, "RICs"), including KKR Income Opportunities Fund (NYSE: KIO), KKR Credit Opportunities Portfolio (an interval fund), as well as FS KKR Capital Corp. (NYSE: FSK) and KKR FS Income Trust (a privately offered BDC) through our joint ownership of their investment adviser. We also serve as the investment adviser to other vehicles that are available to public investors, including KKR Credit Income Fund (an Australian listed investment trust; ASX: KKC). The management fees we are paid for managing RICs are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services.

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
The capital markets business has a global footprint, with local presence and licenses to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our flagship capital markets subsidiaries include KKR Capital Markets LLC, which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority ("FINRA"), and KKR Capital Markets Asia Limited, a Hong Kong licensed asset manager and broker dealer licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities, advising on securities and asset management regulated activities.
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
We also make opportunistic investments through our Principal Activities business line, which include co-investments alongside our Private Equity, Real Assets and Credit and Liquid Strategies funds, as well as Principal Activities investments that do not involve our Private Equity, Real Assets, or Credit and Liquid Strategies funds.
We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, in compliance with applicable laws, and consistent with our one-firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2023.
Holdings by Asset Class (1)

Other 8%
Alternative Credit 5%
Leveraged Credit 7%
Energy 5%
Infrastructure 6%
Real Estate 10%
Growth Equity 7%
Traditional Private Equity 16%
Core Private Equity 36%

(1)General partner commitments to our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines.
Core Private Equity
A substantial portion of our Principal Activities business line has been dedicated to support our core private equity strategy, where we have committed to fund investors to invest a significant amount of our own capital alongside their core private equity investments. As discussed above, our core private equity strategy targets investments with a longer holding period and a lower anticipated risk profile than our traditional private equity investments. Core private equity consists of investments anticipated to be held for a longer holding period and which possess a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable, and typically with lower leverage over our holding period than those companies in which our traditional private equity investments are made. As of December 31, 2023, core private equity investments accounted for over 30% of the investments on our balance sheet. We believe our core private equity investments should generate earnings that compound over a long period of time. As of December 31, 2023, the fair value of our core private equity investments on the balance sheet was $6.7 billion, resulting in an inception to date gross IRR of 19%. "Investments" as referenced above is a term used solely for purposes of financial presentation of a portion of our balance sheet and includes majority ownership of subsidiaries that operate our asset management, broker-dealer, insurance and other businesses, including the general partner interests of our investment funds, controlling interests in core private equity companies, and the Global Atlantic insurance companies.
As a result of acquiring the remaining minority interests of Global Atlantic that we did not already own on January 2, 2024, beginning with KKR & Co. Inc.’s quarterly report on Form 10-Q for the quarter ending March 31, 2024, we expect to have a third segment named Strategic Holdings, which we expect will initially be comprised of the firm’s participation in our core private equity strategy, and we expect that the periodic financial operating results for these investments will no longer be reported as part of our Principal Activities business line within the asset management segment.

Fundraising and Composition of Fund Investors
We have dedicated employees in our KKR Client Services, formerly known as our Client & Partner Group, who are responsible for raising capital for our asset management businesses globally across all products, expanding our investment advisory relationships across asset classes and across types of fund investors, developing products to meet our fund investors’ needs, and servicing existing fund investors and products. We also provide customized solutions for investors seeking diversified portfolios of investment funds and direct co-investments in privately negotiated investments. From time to time, we also provide fundraising services to certain third-party fund managers in our hedge fund partnerships.
As of December 31, 2023, we had over 1,800 investors in privately offered funds across all our strategies. The following charts detail our investor base by type and geography as of December 31, 2023.

    Fund Investor Base by Type (1)              Fund Investor Base by Geography (1)
(1)Based on the AUM of our Private Equity, Real Assets and Credit and Liquid Strategies. These charts exclude general partner commitments, assets managed through CLOs, and assets managed by other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than a 50% ownership interest. Allocations are assigned to a type or geographic region according to subscriptions received from a limited partner.

We also offer opportunities to invest in various vehicles, which we refer to as the “K-Series,” for individual private wealth investors. These investment opportunities are distributed through third-party managed vehicles sponsored by brokerage firms, banks or third-party feeder providers or to the qualified clients of banks, independent investment advisors and broker-dealers. Unlike our traditional fund structures, these investments do not have fixed termination dates and provide certain limited opportunities for liquidity. We have K-Series vehicles that operate or invest in private equity companies, infrastructure assets, credit investments and real estate. We provide our services pursuant to management agreements with these vehicles, which provide for management and performance fees.

Insurance
Our insurance business is operated by Global Atlantic, which KKR acquired a majority controlling interest on February 1, 2021, and which KKR acquired the remaining equity interests in Global Atlantic that KKR did not already own on January 2, 2024. As of December 31, 2023, KKR owned 65.2% of Global Atlantic with the balance of Global Atlantic owned by third-party investors and Global Atlantic employees. Following the Global Atlantic acquisition, Global Atlantic continues to operate as a separate business with its existing brands and management team. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products primarily through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of December 31, 2023, Global Atlantic served over three million policyholders.
Global Atlantic operates in the following two complementary markets: individual and institutional.
Individual Markets. Global Atlantic seeks to reach individuals in the United States who are planning for, or are already in, retirement. Global Atlantic’s annuity products are distributed primarily through a network of distribution partners, including over 200 banks and broker-dealers and over 200 independent marketing organizations. Global Atlantic generated $11.4 billion of sales for the year ended December 31, 2023. Global Atlantic's targeted life products are distributed primarily through 20 independent marketing organizations and over 1,300 funeral homes.
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
•Life Products. Global Atlantic’s targeted life products primarily consist of universal life and preneed life insurance. With universal life and preneed products, the policyholder provides Global Atlantic with a premium that funds the policyholder’s account in exchange for earning interest on the account and a death benefit. A universal life insurance account increases with premium payments from the policyholder and interest credited by Global Atlantic, and decreases based on charges, such as fees payable to Global Atlantic. Effective July 1, 2023, Global Atlantic no longer underwrites new indexed universal life products. Indexed universal life policies written prior to this date remain in-force. Indexed universal life policies represented approximately 3% of Global Atlantic’s individual market sales in 2022, on an equivalent basis. With preneed products, the policyholder generally purchases the preneed product along with a contract with a funeral home that guarantees the policyholder a pre-planned funeral, funded by proceeds from the preneed policy.

Institutional Markets. Global Atlantic provides its institutional clients customized reinsurance solutions to assist them in meeting their strategic, risk management and capital goals. In general, by reinsuring policies, the institutional client reduces or releases capital that it held for the reinsured business and may use such capital for its other business goals. Our institutional solutions include block, flow, PRT reinsurance, and funding agreements. Global Atlantic’s reinsurance solutions are offered through a client coverage effort focused on domestic and international retirement and life companies. Since Global Atlantic’s founding, it has closed multiple reinsurance transactions, including block, flow and PRT reinsurance, with 29 clients representing a total of $136.2 billion of assets as of December 31, 2023. For the year ended December 31, 2023, Global Atlantic generated $9.8 billion and $1.5 billion of flow and PRT reinsurance production, respectively. To further scale its institutional markets business, Global Atlantic sponsors co-investment vehicles (the "sponsored reinsurance sidecar vehicles") to participate alongside Global Atlantic in certain qualifying reinsurance transactions. Global Atlantic also participates in the funding agreement market, including through membership in Federal Home Loan Banks ("FHLBs") and as a provider of funding agreements in connection with a funding agreement backed notes ("FABN") program established in 2021.
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
•Funding Agreements. Funding agreements, including those issued in connection with a FABN program, are a deposit-type contract issued by Global Atlantic’s insurance company subsidiaries. In general, a funding agreement provides its holder with a guaranteed return of principal and periodic interest payments. As of December 31, 2023, Global Atlantic had $4.9 billion of funding agreements outstanding under the FABN program.

The following table represents Global Atlantic’s new business volumes by business and product for the years ended December 31, 2023 and December 31, 2022:

	Years Ended December 31,
	2023	2022
($ in millions)
Individual channel:
Fixed-rate annuities	$7,509	$5,243
Fixed-indexed annuities	3,606	4,179
Variable annuities	23	42
Total retirement products(1)	$11,138	$9,464

Life insurance products(2)	$9	$35

Preneed life	$299	$277

Institutional channel:
Block	$10,854	$5,737
Flow & pension risk transfer	11,258	9,520
Funding agreements(3)	—	2,000
Total institutional channel(4)	$22,112	$17,257
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
(2)Effective July 1, 2023, Global Atlantic no longer underwrites new indexed universal life products. Indexed universal life policies written prior to this date remain effective.
(3)Funding agreements new business volumes represent funding agreements issued in connection with the FABN program only.
(4)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and is gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.

Global Atlantic seeks to have a diversified set of policy liabilities in order to manage adverse developments across liability types. As of December 31, 2023, 44% of its reserves were in its individual market and 56% were in its institutional market.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of December 31, 2023, separated by reserves originated through its individual and institutional markets.

	Reserves as of December 31, 2023
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity(1)	$25,133,802	$31,780,482	$56,914,284	$(9,267,828)	$47,646,456	34.7%
Fixed-indexed annuity(1)	24,689,469	10,041,153	34,730,622	(3,720,581)	31,010,041	21.2%
Payout annuities(1)	483,567	19,643,365	20,126,932	(10,439,470)	9,687,462	12.3%
Variable annuity	2,546,586	5,918,581	8,465,167	(2,409,862)	6,055,305	5.2%
Interest sensitive life(1)	13,680,803	18,424,906	32,105,709	(8,750,053)	23,355,656	19.6%
Other life insurance(2)	3,518,490	272,148	3,790,638	(210,202)	3,580,436	2.3%
Funding agreements(3)	2,055,528	4,960,470	7,015,998	—	7,015,998	4.3%
Closed block and other corporate products(4)	—	1,015,921	1,015,921	(961,747)	54,174	0.4%
Total reserves	$72,108,245	$92,057,026	$164,165,271	$(35,759,743)	$128,405,528	100.0%

Total general account	$69,910,599	$90,147,672	$160,058,271	$(35,759,743)	$124,298,528	97.5%
Total separate account	2,197,646	1,909,354	4,107,000	—	4,107,000	2.5%
Total reserves	$72,108,245	$92,057,026	$164,165,271	$(35,759,743)	$128,405,528	100.0%
(1)As of December 31, 2023, 78% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-annuity products, and 39% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank borrowings and under Global Atlantic's funding-agreement backed-notes program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of December 31, 2023, reserves sourced through for block, flow and PRT transactions were $57.7 billion, $20.8 billion, and $5.7 billion, respectively.
Significant Reinsurance Transactions
On May 25, 2023, Global Atlantic signed a transaction agreement committing to reinsure, as of the signing date, $19.2 billion of legacy annuity and life policies (including $5.0 billion of separate account liabilities). The transaction closed on November 16, 2023.
On December 11, 2023, Global Atlantic signed a transaction agreement committing it to reinsure, as of the signing date, $10 billion of life, annuity, and long-term care policies. Global Atlantic is retro-ceding the long-term care insurance risk to a third-party reinsurer. The transaction closed on February 22, 2024.
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
As of December 31, 2023, Global Atlantic’s investment portfolio was comprised of the following:

	December 31, 2023
($ in thousands, except percentages)	Carrying value	Percent of total
Fixed maturity securities, available-for-sale, at fair value	$69,414,188	49.1%
Mortgage and other loan receivables	39,177,927	27.7%
Fixed maturity securities, trading, at fair value	18,805,470	13.3%
Other investments	9,683,326	6.8%
Funds withheld receivable at interest	2,713,645	1.9%
Policy loans	1,556,030	1.2%
Equity securities at fair value	19,737	—%
Total investments	$141,370,323	100.0%

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
The financial strength of Global Atlantic’s life insurance operating subsidiaries is recognized by several ratings agencies. The financial strength ratings of these subsidiaries are “A” with a stable outlook from A.M. Best Company, Inc. (“A.M. Best”), “A2” with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”), “A-” with a positive outlook from S&P Global Ratings (“S&P”), and “A” with a stable outlook from Fitch Ratings, Inc. ("Fitch").
Global Atlantic also sponsors third-party co-investment vehicles to participate alongside Global Atlantic in qualifying reinsurance opportunities. These sponsored reinsurance sidecar vehicles provide third-party capital to support reinsurance transactions and are not consolidated into our financial statements. As of December 31, 2023, third parties have committed capital to the sponsored reinsurance sidecar vehicles of approximately $3.3 billion, of which $2.2 billion has been deployed.
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
We seek to have a well-rounded, inclusive workplace — one that is reflective of our shareholders, fund investors, Global Atlantic's policyholders, the clients and other stakeholders with whom we collaborate, and the communities in which we live and conduct our business. In 2014, KKR established the Inclusion & Diversity Council (the "IDC"), a committee led by senior leaders to seek to ensure that KKR is an entrepreneurial, vibrant, and innovative organization that values diverse teams and varied perspectives, lifestyles and backgrounds. The IDC’s goal is to attract, develop, and retain the best possible talent, actively work to make KKR a more diverse and inclusive workplace.

As of December 31, 2023, we employed approximately 4,490 people worldwide:

Asset Management Investment Professionals and KKR Capstone	791
Other Asset Management Employees	1,944
Total Asset Management Employees	2,735
Global Atlantic Professionals and Employees	1,553
Other(1)	202
Total Employees	4,490
(1)"Other" includes employees of companies in which we own a majority of the common equity, who are not directly managed by KKR or Global Atlantic. This category does not include Senior Advisors and Other Advisors.

Asset Management Investment Professionals and KKR Capstone
Our investment professionals come from diverse professional backgrounds in private equity, real assets, credit and other asset classes and include employees with operations, strategic consulting, risk management, liability management and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value and generating superior returns.
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

Responsible Investment Management
In our experience, thoughtfully incorporating business-relevant environmental, social and governance (“ESG”), regulatory, public policy and geopolitical issues in our investment process can help us both create and protect value and reduce risk in our investments and to generate strong returns for our clients and investors.
Where appropriate, we seek to incorporate business-relevant ESG, regulatory and geopolitical, considerations into our investment decision-making and investment management practices, globally across asset classes, with a focus on creating and protecting value for our portfolio companies and assets. This generally includes considering business-relevant risks and opportunities identified during the diligence process and taking those considerations into account, alongside other business issues, when making an investment decision. This also includes, where applicable, engaging on these issues with our investments.
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
KKR generally takes a company-specific approach to ESG-focused diligence and engagement, where we endeavor to focus on business-relevant topics that KKR and the company or asset determine are most significant for protecting and maximizing value. When conducting our investment due diligence, we rely upon our experience and also look to the topics and industry-specific issues identified by the Sustainability Accounting Standards Board ("SASB") Standards as an input when identifying business-relevant ESG issues.
To support the implementation of this work across asset classes, we assign members of our sustainable investing team who have asset-specific experience to support our investment teams, who are ultimately responsible for identifying, assessing, and managing business-relevant ESG-related risks and opportunities where applicable throughout the investment process.
We also strive to advance the transparency of our sustainability practices. KKR has a Responsible Investment Policy that describes our ESG integration and management processes, which is publicly available. We also publish an annual Sustainability Report, which we sought to align with the applicable SASB standards and the recommendations of the Task Force on Climate-related Financial Disclosures ("TCFD").

Organizational Structure
The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of February 29, 2024.

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
(2)Carried interest earned from our investment funds is allocated to Associates Holdings, which we refer to as the carry pool, from which carried interest that is earned from our investment funds is allocable to our employees and other persons. This entity and the carry pool are not reflected in the organizational structure chart. See "Part III—Item 11—Executive Compensation" and "Part II. Item 7. Management’s Discussion and Analysis—Critical Accounting Policies and Estimates—Asset Management—Expenses—Compensation and Benefits" in this report for further detail on the percentage of carried interest that is allocable to the carry pool. A wholly-owned subsidiary of KKR & Co. Inc. will become the general partner of Associates Holdings and thereby acquire control of the carry pool on the "Sunset Date" (which will be no later than December 31, 2026 as provided in the Reorganization Agreement; see "Certain Relationships and Related Transactions, and Director Independence" in this report).
(3)Includes Kohlberg Kravis Roberts & Co. L.P., the SEC-registered investment adviser, which in turn is the parent company of KKR's other principal investment management and broker-dealer subsidiaries. See "—Regulation" for further detail on these subsidiaries.
(4)Includes KKR Financial Holdings LLC and KKR Group Finance Co. Holdings Limited, which owns the issuers of KKR's outstanding senior notes.
(5)On January 2, 2024, Global Atlantic became a wholly-owned subsidiary of KKR.

Regulation
Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities, insurance and financial markets and protecting fund investors and policyholders who participate in those markets rather than protecting the interests of our stockholders. For further information regarding potential risks relating to these and other regulatory and legal requirements that could significantly affect our business, see the "Risk Factors" section of this report, including "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR."
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
KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and Kohlberg Kravis Roberts & Co. L.P. are also subject to regulation as investment advisers to RICs under the Investment Company Act. Each of KKR Income Opportunities Fund, KKR Credit Opportunities Portfolio and KKR Real Estate Select Trust Inc. is a closed-end RIC. The Investment Company Act and the rules thereunder, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions. FS/KKR Advisor serves as investment adviser to FS KKR Capital Corp. and KKR FS Income Trust, which are subject to regulations applicable to BDCs under the Investment Company Act, including portfolio construction requirements and limitations on transactions with affiliates. Certain subsidiaries of Kohlberg Kravis Roberts & Co. L.P. also serve as investment advisers to publicly listed companies, including KKR Real Estate Finance Trust and Crescent Energy.

Regulation as a Broker-Dealer
KKR Capital Markets, LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in 53 U.S. states and territories, and is a member of FINRA. Global Atlantic's distribution of insurance products that are regulated as securities is conducted by Global Atlantic Distributors, LLC, which is also registered as a broker-dealer with the SEC under the Exchange Act and in 52 U.S. states and territories, and is also a member of the FINRA. As registered broker-dealers, KKR Capital Markets, LLC and Global Atlantic Distributors, LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, the suitability of investments, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
Insurance Regulation
Our U.S. insurance subsidiaries are subject to regulation and supervision under U.S. federal and state laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to carry on an insurance business in the applicable jurisdiction. The primary regulator of an insurance company, however, is located in the insurance company's state of domicile. Both Commonwealth Annuity and Life Insurance Company ("CwA") and First Allmerica Financial Life Insurance Company ("FAFLIC") are organized and domiciled in the Commonwealth of Massachusetts; Accordia Life and Annuity Company ("Accordia") is organized and domiciled in the State of Iowa; and Forethought Life Insurance Company ("FLIC") is organized and domiciled in the State of Indiana (together, these four companies constitute our "U.S. insurance subsidiaries"). Additionally, our U.S. insurance subsidiaries are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia and the U.S. Virgin Islands.
State insurance authorities have broad administrative powers over each of our U.S. insurance subsidiaries with respect to all aspects of the insurance business. Insurance subsidiaries must prepare financial statements on regulatory capital in accordance with statutory financial accounting, must report on their risk management and corporate governance and must receive regulatory approval for certain transactions, including transactions with affiliates. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"). State insurance departments also regularly conduct regulatory inquiries of the insurance companies licensed in their states.
We also have special purpose financial captive insurance company subsidiaries domiciled in Vermont and Iowa that provide reinsurance to Accordia in order to facilitate the financing of redundant reserve requirements associated with the application of the NAIC Model Regulation entitled "Valuation of Life Insurance Policies Model Regulation" ("Regulation XXX") and NAIC Actuarial Guideline XXXVIII ("AG38"). The application of both Regulation XXX and AG38 requires Global Atlantic to maintain statutory reserves which may be in excess of reserves required under GAAP.
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

Our U.S. insurance subsidiaries are subject to restrictions on the payment of dividends. Any proposed dividend in excess of the amount permitted by law is considered an "extraordinary dividend or distribution" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the commissioner of the applicable domiciliary state of the U.S. insurance subsidiary. None of our special purpose financial captive insurance company subsidiaries may declare or pay dividends or distributions in any form to us other than in accordance with its transaction agreements and governing licensing order.
State insurance holding company laws and regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company's domiciliary state insurance regulator. Under the laws of each of our U.S. insurance subsidiaries' domiciliary states, acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company or its parent company is presumptively considered to have acquired control of the insurer, although such presumption may be rebutted by a showing that control does not in fact exist.
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
KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an authorized European Union ("EU") alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities under the Markets in Financial Instruments Directive (“MiFID”), including receiving and transmitting orders, portfolio management and providing investment advice. KKR Credit Advisors (Ireland) Unlimited Company is also subject to limited regulatory supervision in Germany through KKR Credit Advisors Ireland Frankfurt Branch, France through KKR Credit Advisors Ireland Paris Branch, and Denmark through KKR Credit Advisors Ireland Copenhagen Branch, where these entities operate under the MiFID Freedom of Establishment rules. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under MiFID, including dealing as principal or agent, making arrangements in relation to certain types of specified investments, and arranging the safeguarding and administration of assets. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
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

Bermuda
Our insurance subsidiaries organized in Bermuda, Global Atlantic Re and Global Atlantic Assurance, and Global Atlantic sponsored co-investment vehicles are subject to regulation and supervision by the Bermuda Monetary Authority ("BMA") and compliance with all applicable Bermuda laws and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. The Bermuda Insurance Act grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies and to approve any change or controllers. The Bermuda Insurance Act imposes solvency, capital and liquidity standards and auditing and reporting requirements on Bermuda insurance companies. The Bermuda Insurance Act prohibits our Bermuda insurance subsidiaries from declaring or paying any dividends during any financial year unless certain financial conditions are met or prior approval from the BMA is received. A Bermuda licensed insurer is required to maintain a sufficiently staffed principal office in Bermuda.
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
In Japan, KKR Capital Markets Japan Ltd. is registered as a Type I and Type II Financial Instruments Business Operator (broker-dealer) under the Financial Instruments and Exchange Act of Japan, and a money lender under the Money Lending Business Act of Japan. KKR Capstone Japan Limited is licensed by the Tokyo Metropolitan Government to provide paid employment placement services. In addition, KJRM is registered as a Type II Financial Instruments Business Operator (broker-dealer), Investment Management Business Operator and Investment Advisory Business Operator under the Financial Instruments and Exchange Act of Japan, and a real estate broker and entrustment-based agency servicer for transactions under the Real Estate Brokerage Act of Japan.
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
In Australia, KKR Australia Pty Limited and KKR Australia Investment Management Pty Limited are Australian financial services licensees and are authorized to provide advice on and deal in financial products for wholesale clients, and are regulated by the Australian Securities and Investments Commission.
In Hong Kong, KKR Capital Markets Asia Limited is licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities, advising on securities and asset management regulated activities.

In Singapore, KKR Singapore Pte. Ltd. and KKR Credit Advisors (Singapore) Pte. Ltd. each holds a capital markets services license to conduct fund management for institutional investors and accredited investors and is regulated by Monetary Authority of Singapore. KKR Credit Advisors (Singapore) Pte. Ltd. is also registered as an investment adviser with the SEC under the Investment Advisers Act.
In Mauritius, KKR Holdings Mauritius, Ltd. is an unrestricted investment adviser authorized to manage portfolios of securities and give advice on securities transactions and is regulated by the Financial Services Commission, Mauritius.
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
From time to time, one or more of our investment funds or their related investment vehicles or management companies may be regulated as a mutual fund by the Cayman Islands Monetary Authority, regulated as an investment limited partnership by CBI, listed on the Irish Stock Exchange, notified with the Financial Services Agency of Japan for sale pursuant to certain private placement exemptions and/or for investment pursuant to certain exemption, registered with the Financial Supervisory Service of the Republic of Korea, licensed or regulated by SEBI, subject to the regulatory supervision of the Commission de Surveillance du Secteur Financier of Luxembourg, notified with the Netherlands Authority for Financial Markets for sale pursuant to certain private placement exemptions, or registered under the Investment Company Act.
Website and Availability of SEC Filings
Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this report. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our Investor Relations website, available at ir.kkr.com, and then visit the "SEC Filings & Annual Letters" section of this website. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.kkr.com. Financial and other material information regarding Global Atlantic is routinely posted on and accessible at www.globalatlantic.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the "Contacts & Email Alerts" section of our Investor Relations website, available at ir.kkr.com.

ITEM 1A. RISK FACTORS
Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects. We could also be materially and adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. While we may attempt to mitigate known risks to the extent practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts, if any, will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities, regardless of whether a cross-reference is included in any particular risk factor to another risk factor. See also "Business—Competition," "Business—Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain business, competitive, regulatory, market, economic and other conditions that may materially and adversely affect us.
Risks Related to Our Business
Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR.
We operate an investment management business where we manage investment vehicles that invest in alternative asset classes and also conduct a related capital markets business. We also operate, through our insurance subsidiaries, an insurance business that provides retirement, life and reinsurance products. Our investment management and insurance businesses, and therefore our financial results, are materially affected by market and economic conditions or events throughout the world in the countries in which we operate, invest or have investors, including conditions relating to interest rates, fiscal and monetary stimulus (and stimulus withdrawal), availability of credit, inflation rates, economic uncertainty growth (and contraction), changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates, foreign exchange controls, liquidity conditions in equity and debt capital markets, and other conditions or events. These market and economic conditions are not in our control and are often difficult, if not impossible, to predict, manage, mitigate, hedge or foresee. Examples of how these market and economic conditions may materially and adversely affect our businesses include the following, each of which could materially and adversely impact our business or financial results:
•the performance and value of the investments held by us (including our insurance subsidiaries) and our investment vehicles,
•opportunities for us (including our insurance subsidiaries) and our investment vehicles to make, exit and realize value from our and their investments,
•our ability to find suitable investments or secure financing for investments on attractive terms,
•the attractiveness of our investment vehicles and insurance products to investors and policyholders, respectively, including our ability to raise capital for new or successor funds and other investment vehicles on attractive terms,
•the frequency and size of fees generated from our capital markets business in connection with the issuance and placement of equity and debt securities, loans and credit facilities,
•the availability and cost of capital for our insurance subsidiaries and our investment vehicles’ portfolio companies,
•policyholder behavior, including policyholders electing to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies,
•the amount and frequency of claims and policy benefit payments,
•the cost of providing guaranteed insurance benefits, and
•insurance capital requirements and collateral requirements under various insurance laws and agreements with third parties.

In addition, the impact of these conditions has exacerbated, and will likely continue to exacerbate, other risks discussed in this report, including with respect to valuations, the cost of credit and debt financing terms, and our ability to identify, execute and exit investments on attractive terms. In particular, see “—Risks Related to Our Business—Many parts of our earnings and cash flow are highly variable due to the nature of our business.” For a discussion of the risks relating to our asset management business, see the disclosures under “—Risks Related to Our Investment Activities,” and for a discussion of the risks relating to our insurance business, please see the disclosures under “—Risks Related to Our Insurance Activities.”
Geopolitical developments and other local and global events outside of our control can, and periodically do, materially and adversely impact KKR.
Geopolitical developments and other local and global events outside of our control can, and periodically do, materially and adversely impact various aspects of KKR and its businesses. We are a global financial institution with operations, investors and investments located in many countries around the world, which are not immune to geopolitical developments. Geopolitical developments and other local and global events outside of our control, including trade conflict, sanctions (reciprocal or unilateral), restrictions on foreign direct investment, trade barriers, civil unrest, national and international security events (including the outbreak of war, terrorist acts or other hostilities), can, and occasionally do, materially and adversely impact our ability to conduct our investment management and insurance businesses, as well as our portfolio companies and other investments. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine and unrest in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, and increased attention to global threats, including climate change. We have a number of offices located in multiple countries around the world, including China, South Korea, Japan, Australia, the United Kingdom, France, Germany, United Arab Emirates, Saudi Arabia, and elsewhere, and we seek investors from various countries throughout the world for our investment products and, to a lesser extent, our insurance business’s products. In particular, our investment strategies target opportunities globally, including across the Americas, Europe, Asia-Pacific, and the Middle East. Political instability and extremism, conflict, and civil unrest in any region where we have material business operations or investments may have a material adverse effect on us.
Any escalation in an actual or perceived trade war or barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, and otherwise negatively affect our investment management and insurance businesses. In addition, intensifying rivalries and conflicts in in the Asia-Pacific, Middle East, Europe and globally have created new complexities in the international business environment, including through the imposition of sanctions, national security-motivated regulatory changes, and protectionist policies by certain countries. Occurrence of war or hostilities involving a country in which we have investments, investors, insurance counterparties or employees could adversely affect our business.
We (including our insurance subsidiaries) may have direct investments in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our portfolio companies or other investments may have through other interconnectivities such as supply chains, commodity prices and general macroeconomic exposure. The value of our investments can be materially impacted by trade wars or other governmental actions related to tariffs or international trade agreements and policies that materially constrain cross-border flows of investment, which have the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, tariff increases may adversely affect suppliers and certain other customers of our portfolio companies, which could amplify any negative impact. Further, the occurrence of war or hostilities involving a country in which we have investments or where our portfolio companies operate or have other interconnectivity could adversely affect the performance of these portfolio companies and their investments.
Even with limited direct exposure to Russia prior to its invasion of Ukraine, the conflict and related sanctions imposed on Russia have exacerbated and may further exacerbate these trends, including with respect to oil and gas prices. Policies, such as restrictions on exports of food, have also increased globally as a result of Russia's invasion of Ukraine. Beginning in February 2022, the United States and other countries began imposing, and have continued to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. For example, in October 2023, a UK court expanded the definition of “ownership or control” under UK sanctions that broadens the impact of UK sanctions on Russian entities. We and our portfolio companies will be required to comply with these and potentially additional sanctions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our portfolio companies' businesses and prospects are currently unknown and may become significant.

It is not possible to predict the broader or longer-term consequences of the Russian invasion of Ukraine or continued tensions between the U.S. (and other countries) and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our portfolio companies and other investments. These conflicts could result in further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, exchange controls and financial markets.
Natural disasters and catastrophes, including public health crises, and potential changes in climate conditions could materially and adversely affect KKR.
Natural disasters or catastrophes, such as public health crises, extreme weather events, climate change, earthquakes, tsunamis and floods could have an adverse impact on our ability to conduct our investment management and insurance businesses. Such disasters and catastrophes could limit or even materially prohibit our ability to conduct any investment activities in certain locations. In addition, claims arising from the occurrence of such events could have an adverse effect on our insurance activities, in particular with respect to lapses and surrenders of existing policies, as well as sales of new policies. More specifically, public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as the SARS-CoV-2 virus (COVID-19), may occur from time to time, which could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening our employees’ well-being and morale and interrupting business activities, including disrupting travel, investment activities, policy claim payouts, fundraising and new policy sales. In addition, we may be materially and adversely affected as a result of many related factors outside our control, including the effectiveness of governmental responses to a public health crisis, pandemic or epidemic, the extension, amendment or withdrawal of any programs or initiatives established by governments and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock), material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

In particular, our headquarters and most of our senior administrative personnel are located in our New York City office. Any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during a terrorist attack, a public health crisis or pandemic located in or around New York City. It is impossible to predict with certainty the possible future material adverse effects to us arising from natural or man-made disasters or catastrophes, or any other public health crisis, pandemic or epidemic, and these effects may include the exacerbation of many of the other risks discussed in this report, especially with respect to our investment activities.

Potential changes in climatic conditions, together with the response or failure to respond to these changes, could precipitate natural disasters. While the precise future effects of climate change are unknown, it is possible that climate change could affect precipitation levels, droughts, wildfires, agricultural production, wind levels, annual sunshine, sea levels and the severity and frequency of storms and other severe weather events. These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities generally. See also "—Risks Related to Our Investment Activities—Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities." We and our investments also face climate transition risks that could arise, for example, from climate-related legislation and policy developments (both domestically and internationally), and business trends and changes in consumer behavior related to climate change and technology (such as the process of transitioning to a lower-carbon economy). New climate-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect our and our investment vehicles’ investments and materially increase the regulatory burden and cost of compliance.

Public health crises, pandemics, wars, terrorist attacks, epidemics and weather events could also directly and indirectly impact us and our portfolio companies and other investments in material respects that we are unable to predict or control, which could materially and adversely impact valuations, especially valuations of investments directly in or collateralized by real assets, loans or other assets as well as portfolio companies that rely on physical factories, plants or stores located in the affected areas.

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect KKR.
We expect that our primary liquidity needs will consist of cash required to support and grow our investment management and insurance businesses and to meet policyholder obligations and various other obligations. We also have debt securities outstanding and indebtedness outstanding under various credit facilities. On the scheduled maturity dates of these debt obligations, depending on the market conditions, we may not be able to refinance or renew them on attractive or commercially reasonable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs” for further information regarding our liquidity needs along with our capital commitments as of December 31, 2023 and Note 16 “Debt Obligations” in our financial statements for further information regarding our senior notes, credit facilities and other outstanding debt obligations.
For a discussion of our liquidity needs for our investment activities, please see “—Risks Related to Our Investment Activities—Our investment activities have significant liquidity requirements, and changes in debt or equity markets may materially and adversely affect our investment activities.” We have used, and from time to time may continue to use, our balance sheet to provide credit support for our general partners' obligations to our investment vehicles and to facilitate certain investment transactions entered into by our investment vehicles. See "—Risks Related to Our Business—Certain types of investment vehicles, especially those offered to individual investors, may subject us to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputational risk, which could materially and adversely affect us."
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
Depending on market and economic conditions, we may not be able to meet our liquidity needs, refinance or renew our debt obligations, or find alternate sources of financing (including issuing debt or equity capital) on attractive or commercially reasonable terms or at all. Furthermore, the incurrence of additional debt could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing. In the event that our liquidity requirements were to exceed available liquid assets, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. Moreover, the failure to comply with covenants contained in any of our debt agreements could trigger prepayment obligations that could materially and adversely affect us by causing additional liquidity constraints. Any default under these agreements (including through defaults on other debt that may result in cross-defaults on these agreements), and any resulting acceleration of the borrower’s outstanding indebtedness, could have a material adverse effect on us and could also cause a cross-default under our corporate revolving credit facility, which, if not cured or waived, could have a material adverse effect.

Although KFN and Global Atlantic are subsidiaries of KKR, KFN and Global Atlantic each has its own indebtedness outstanding. The terms of their respective indebtedness impose limitations on these companies' current and future operations and may restrict their ability to make distributions to KKR. With respect to Global Atlantic, our insurance subsidiaries are also subject to regulatory restrictions that are expected to restrict their ability to make distributions to KKR. We also could be forced to sell investments at a loss in connection with our insurance business to cover policyholder benefits, surrenders, withdrawals, recaptures or collateralization requirements of Global Atlantic’s reinsurance commitments or other events. Many of the products in Global Atlantic’s in-force book allow policyholders to withdraw their funds, also referred to as a surrender, under defined circumstances. In addition, certain of Global Atlantic’s reinsurance agreements include provisions requiring that under certain circumstances Global Atlantic provides collateral to support performance of its reinsurance commitments, including trust balances. Our insurance subsidiaries manage their liabilities and configure their investment portfolios to provide and maintain sufficient liquidity to support anticipated withdrawal demands, surrenders, contract benefits and maturities. While our insurance subsidiaries own a significant amount of liquid assets, a portion of their assets are considered less liquid. Unanticipated withdrawal or surrender activity or liquidity demands in connection with recaptures or collateralization requirements could, under some circumstances, require our insurance subsidiaries to dispose of assets on unfavorable terms, which could have a material adverse effect on KKR. Moreover, reinsurance agreements may provide for recapture rights on the part of Global Atlantic’s ceding company clients, and a substantial portion of Global Atlantic’s reinsurance agreements require that Global Atlantic hold or provide collateral to support performance of Global Atlantic’s reinsurance commitments. We may be forced to sell investments as a result of a recapture of its reinsurance business or as a result of the need to hold additional collateral that meets the associated investment guidelines, which could have a material adverse effect on KKR.
AUM, referred to as perpetual capital, is subject to material reduction, including through withdrawal, redemption or dividends, and termination.
We refer to a significant portion of our AUM from time to time as perpetual capital, because it has an indefinite term with no predetermined requirement to return invested capital to investors upon the realization of investments. This AUM includes the capital of our registered investment vehicles, certain unregistered investment vehicles, listed companies, and insurance companies, and it excludes our traditional private equity investment vehicles, similarly structured investment vehicles, and hedge fund partnerships. In addition to fluctuations based on the valuations of the underlying investments of the AUM, this capital is subject, however, to withdrawals, redemptions and periodic payments such as dividends. Perpetual capital may also be reduced through elections by investment vehicle investors to redeem their investment, which is permitted in certain of our vehicles. See “—Risks Related to Our Investment Activities—Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis, and certain of our investment advisory agreements may be terminated with minimal notice.” In addition, we expect that the capital arising from KKR’s investment management agreements with our insurance subsidiaries would, in general, be reduced if outflows to pay policyholder obligations under Global Atlantic’s insurance policies and reinsurance agreements exceed inflow from writing new insurance policies or entering into new reinsurance transactions. Moreover, perpetual capital may be removed from our AUM under certain circumstances, because the underlying investment management agreement may be terminated by a client for specific reasons like poor investment performance, and perpetual capital may also be terminated by a client’s failure to renew our investment management agreement. Therefore, our investors should not view this component of our AUM as being permanent without exception, because it can be subject to material reductions and even termination.
Many parts of our earnings and cash flow are highly variable due to the nature of our business.
Many parts of our earnings are highly variable from quarter to quarter due to volatility of investment valuations, the investment returns by our funds and other investment vehicles, and the accrual and payment of carried interest and fees earned from our investment activities. We recognize earnings on investments in our investment vehicles based on our allocable share of realized and unrealized gains (or losses) reported by such investment vehicles and for certain of our recent investment vehicles when a performance hurdle is achieved, which in each case are subject to significant uncertainty and risk, including as a result of other risks discussed in this report. During times of market volatility, the fair value of the investments we own or manage, especially any publicly traded equity securities, are more variable, and volatility in the equity markets may have a significant impact on our reported results. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect KKR’s financial results.

The timing and receipt of carried interest from our investment vehicles are unpredictable and will contribute to the volatility of our cash flows. With respect to our carry paying funds, subject to the terms of their respective governing agreements, carried interest is generally eligible to be distributed to the general partner of the fund with a clawback provision only after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the fund has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost (which we refer to as a netting hole as discussed above), cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. Even after all of the preceding conditions are met, the general partner of a carry paying fund may, in its sole discretion, decide to defer the distribution of carried interest to it to a later date. Carried interest payments from investments depend on our investment vehicles’ performance and opportunities for realizing gains, which may be limited. It typically takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment, and then to realize the cash value of an investment through a sale, public offering or other exit to generate carried interest proceeds. To the extent an investment is not profitable, no carried interest will be received from our investment vehicles with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment. Furthermore, certain vehicles and separately managed accounts may not provide for the payment of any carried interest at all. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash. We cannot predict when, or if, any realization of investments will occur. In addition, if finance providers, such as commercial and investment banks, make it difficult for potential purchasers to secure financing to purchase companies in our investment funds’ portfolio, it may decrease potential realization events and the potential to earn carried interest. If we were to have a realization event in a particular quarter, the event may have a significant impact on our cash flows during the quarter that may not be replicated in subsequent quarters. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our financial results, which could further increase the volatility of our quarterly results under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity” for further information regarding the conditions for carried interest to become distributable.
The timing and receipt of carried interest also vary with the life cycle of certain of our investment vehicles. For our carry-paying investment vehicles that have completed their investment periods and are able to realize mature investments, sometimes referred to as being in a “harvesting period,” we are more likely to receive larger carried interest distributions than our carry-paying investment vehicles that are in their fundraising or investment periods that precede the harvesting period since those investment vehicles are less likely to realize their investments and, even if they did, we are more likely to defer carried interest distributions due to the potential for a clawback. During times when a significant portion of our AUM is attributable to carry-paying investment vehicles that are not in their harvesting periods, we may receive substantially lower carried interest distributions.
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our investment vehicles, the number of portfolio companies we manage, the fee provisions contained in our investment vehicles and other investment products and transactions by our capital markets business. In any particular quarter, fee income may vary significantly due to the variances in size and frequency of transaction fees or fees received by our capital markets business. For further information on the amount of our total management, monitoring and transaction fees, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Segment Operating Results” and Note 2 “Summary of Significant Accounting Policies—Fees and Other” in our financial statements.
Additionally, a decline in the pace, size, or value of investments by our investment vehicles would result in our receiving less revenue from fees. The transaction and management or monitoring fees that we earn are driven in part by the pace at which our investment vehicles make investments and the size of those investments. Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees. Likewise, during an attractive selling environment, our investment vehicles may capitalize on increased opportunities to exit investments. Any increase in the pace at which our investment vehicles exit investments, if not offset by new commitments and investments, would reduce future management fees. Additionally, in certain of our investment vehicles that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investments, and the timing of disposition will directly impact our revenues. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including the other risks discussed in this report.
With respect to our insurance business, block reinsurance transactions are expected to create variability in our financial results in or for the period in which this type of transaction is executed, for example by significantly increasing policy benefits in that period, depending on the types of liabilities reinsured. In addition, aspects of how our insurance business is required to report certain investments and liabilities is expected to add volatility to our financial results from quarter to quarter.

The "clawback" provisions in the agreements governing our carry-paying funds may give rise to a contingent obligation that may require us to return or contribute significant amounts to our funds and fund investors.
Carry distributions may give rise to clawback obligations. The partnership documents governing our carry-paying funds, including funds relating to private equity, credit and real assets investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund or other event as set forth in the terms governing the fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, after taking into account the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other persons through our carry pool. If such current or former employees or other persons do not satisfy their share of any clawback obligation, we will be responsible for funding the entire clawback obligation and may need to seek other sources of liquidity to fund such an obligation. Not all carry may be recoverable from current or former employees and other persons once it has been distributed by us. As of December 31, 2023, approximately $546 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2023 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been approximately $3.5 billion.
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
In addition, we have entered into strategic investor partnerships with certain investors, generally through separately managed accounts, which have longer investment periods, often of 20 years or more, may offer reduced fees for such investors, provide for investments across different investment strategies and may require netting across various funds in which they invest, in effect potentially creating a netting hole across funds. Since strategic investor partnerships have longer investment periods and invest in multiple strategies, as compared to our traditional private equity fund structure, these fund structures may increase the risk of a clawback and the possibility of a netting hole because, over a longer investment period, a period of reduced performance following periods of performance adequate to realize carried interest is more likely to occur.
Our inability to raise additional or successor funds, to raise funds with as favorable terms or comparable size as existing or predecessor funds, or to raise capital for other investment vehicles could materially and adversely affect KKR.
Our inability to successfully raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds, or raise funds with as favorable terms) could materially and adversely affect our revenues or profitability. In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with our fund limited partners. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than prior terms or terms of funds advised by our competitors, which could materially and adversely affect us in a number of ways, including to restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, increase the performance hurdle required to be generated on investment prior to our right to receive carried interest, limit the ability of certain investment vehicles to invest alongside our other investment vehicles, add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Additionally, in certain funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided “fee holidays” to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months). Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction fees. We have received, and expect to continue to receive, requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund investors, and such focus may lead to increased publicity that could cause fund investors to further resist our receipt of certain fees and expense reimbursements.

The number of funds and other investment vehicles raising capital varies from year to year, and in years where relatively few of our investment vehicles are raising capital, the growth of our AUM, FPAUM and associated fees may be significantly lower. There is no assurance that fundraises for new strategies, successor funds or other investment vehicles will experience similar success as our existing or predecessor funds or other investment vehicles in the future. Our current private equity funds and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning management fees (although our funds and investment vehicles continue to earn management fees after the expiration of their investment periods, they are generally at a reduced rate). Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to our predecessor funds or the extent that we are delayed in raising such successor funds, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease. The performance of our funds also impacts our ability to raise capital, and deterioration in the performance of our funds or other investment vehicles would result in challenges to future fundraising. Our fundraising may also be negatively impacted by any change in, or rebalancing of, fund investors' asset allocation policies, including successor funds raised by us when unfavorable economic or market circumstances exist.
Our ability to attract new capital and investors in our investment vehicles is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as attractive means for capital appreciation or income. Failure or inability to raise capital with insurance sponsored vehicles may adversely impact growth in our insurance business. Our ability to raise new investment vehicles could be hampered if the general appeal of alternative asset investments were to decline. An investment in a limited partner interest in an alternative asset fund like private equity is less liquid than an exchange traded instrument and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Our ability to raise capital is also highly dependent on market and economic conditions, and adverse conditions could materially and adversely affect our ability to raise capital and, as a result, our financial performance, including, for example, as a result of investor preference for investments in certain of our investment vehicles, waning because investors view other investment opportunities, such as government debt, as producing a higher risk-adjusted return. See “—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR.”
Fund investors could seek to redeploy capital away from certain of our credit or other investment vehicles, which permit redemptions on relatively short notice, in order to meet liquidity needs or invest in other asset classes or with other managers. Alternative asset investments could also fall into disfavor as a result of concerns about liquidity and short-term or long-term performance. Fundraising is competitive, and there is no assurance that fundraises for our flagship investment funds or other investment vehicles or for our newer strategies and their successor funds or other investment vehicles will experience similar success. If we are unable to successfully raise comparably sized or larger funds, our AUM, FPAUM, and associated fees attributable to new capital raised in future periods may be lower than in prior years. There is no guarantee we would be able to raise comparably sized or larger funds as those described in “Business—Our Business.”
Institutional investors that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining target asset allocations may materially decrease or temporarily suspend making new investments in our investment funds. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative assets, and other institutional investors may reduce their overall portfolio allocations to alternative assets. The evolving preferences of our fund investors, including sovereign wealth funds and public pension funds, may necessitate that alternatives to the traditional investment fund structure become a larger part of our business going forward, such as separately managed accounts, democratized investment vehicles, specialized funds and co-investment vehicles, and strategic investor partnerships whereby we manage certain investors' capital across a variety of our products on separately negotiated terms, which could increase our cost of raising capital at the scale we have historically achieved. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. In order to try to satisfy the evolving preferences of investors, we have begun, and will continue, to offer a wide array of investment vehicles and, assuming overall investor demand and available capital for allocations to the alternative asset class remains steady, investor allocations to certain of our investment vehicles may detract from the allocations potentially available to other of our investment vehicles. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients. All of these factors could result in a smaller overall pool of available capital in our industry or a smaller pool of institutional capital for our traditional closed-end funds.

In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject could inhibit or restrict the ability of third-party investors to make investments in our investment funds. In addition to federal law, changes in state and local law may limit investment activities of state pension plans and insurance companies. Coupled with a lack of distributions from their existing investment portfolios, many of these investors may have been left with disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which may significantly limit their ability to make new commitments to third-party managed investment funds such as those advised by us. There is no assurance that the amount of commitments investors are making to alternative asset vehicles will continue at recent levels or that our ability to raise capital from investors will not be hampered. Any of these developments could materially and adversely affect our financial performance.
The investment management and insurance businesses are intensely competitive.
We compete for both investors and investment opportunities and business in both our asset management business and in our insurance business. Our asset management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. The insurance market is also highly fragmented, with our competitors consisting of insurance companies, reinsurance companies and other financial institutions that offer investment products. We believe that competition for investors in our investment vehicles is based primarily on: (i) investment performance; (ii) investor liquidity and willingness to invest; (iii) investor perception of investment managers’' drive, focus and alignment of interest; (iv) business reputation; (v) the duration of relationships with investors; (vi) the quality of services provided to investors; (vii) pricing (including investment terms, fees and expense reimbursement); (viii) the relative attractiveness of the types of investments that have been or will be made; and (ix) consideration for environmental, social and governance issues. We believe that competition for investors in our insurance products is based primarily on: (i) price; (ii) terms and conditions; (iii) relationships; (iv) quality of service and execution certainty; (v) capital and perceived financial strength (including third-party ratings); (vi) technology, innovation and ease of use; (vii) breadth of product offerings; and (viii) reputation, experience and brand recognition. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.
A number of factors serve to increase our competitive risks, including:
•a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do and, in the case of some asset classes or geographic regions, longer operating histories, more established relationships, greater expertise or better reputation;
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
•investors may materially decrease their allocations in new investment vehicles due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;
•some of our competitors may have agreed to terms on their investment funds or products that are more favorable to investors than our funds or products, such as lower management fees, greater fee sharing or higher performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past and, further, some of our competitors may be willing to pay higher placement fees in order to gain distribution of their private wealth products;
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
•other industry participants will from time to time seek to recruit our investment professionals and other employees away from us;
•the use of generative artificial intelligence tools by our competitors may disrupt our industry and existing business models, including ours; and
•we may be unable to adequately protect KKR's brand, logo, or intellectual property in the U.S. or foreign countries, which may result in its infringement, misappropriation or diminishment.
We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Our competitors for investment opportunities that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, could materially and adversely affect our revenues and profitability.
In addition, if interest rates were to rise or if market conditions for competing investment or insurance products become or are more favorable, and such products begin to offer rates of return superior to those achieved by our investment vehicles or insurance products, the attractiveness of our investment vehicles or insurance products relative to investments in other investment products could decrease. This competitive pressure could materially and adversely affect our ability to make successful investments, limit our ability to raise future funds or write new insurance policies and result in increased policy surrenders, any of which would adversely impact our business, results of operations and cash flow.
We are subject to focus by some of our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters.
Some investors in our investment vehicles, stockholders, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, diversity, equity and inclusion (“DEI”), human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain of these investors consider our record of, and approach to, responsible investing, in determining whether to invest in our investment vehicles. Certain investors have also demonstrated increased activism with respect to investing, including by urging alternative asset managers to take (or refrain from taking) certain actions that could adversely impact the value of an investment and at times have conditioned future capital commitments on such actions. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Similarly, current and prospective stockholders and fund investors, may use third-party benchmarks to measure our responsible investment practices and to decide whether to make an investment, and failure to meet their standards may materially and adversely affect us. There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations and/or expectations only at the time of announcement. More broadly, there can be no assurance that our responsible investment policies and procedures will remain unchanged because we continuously review our approach to these issues. Thus, such policies and procedures could change, even materially, or may not be applied to a particular investment. KKR may determine at any time that it is not feasible or practical to implement or complete certain of its sustainability-related initiatives, policies, and procedures based on considerations relating to particular business, regulatory, policy, geopolitics, cost, timing, or other considerations. Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, asset managers' sustainability-related disclosure, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.
Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. This divergence exists across the jurisdictions and localities where KKR operates, in which case it may result in conflicting sustainability-related regulations and legal frameworks which increases our compliance costs and our risk of non-compliance. The increased regulatory and legal complexity and heightened risk of public scrutiny could impact our reputation and lead to increased inquiries, investigations, and reactive stakeholder engagements.
Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with applicable ESG regulations. If regulators enact new rules, disagree with our responsible investing procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action. Several jurisdictions impose or have proposed restrictions around the offering of sustainability investment vehicles through labelling, disclosure or marketing requirements at both the investment vehicle and asset management level. There has been increased regulatory focus on the sustainability-related practices of investment managers, including in relation to improving transparency regarding the definition, measurement and disclosure of ESG factors. There are many recently proposed and final ESG rules, regulations, priorities and enforcement actions that may materially and adversely affect us, including the following:
•In the United States, various proposals by the SEC regarding, among others, enhanced disclosure requirements around ESG practices for investment managers, registered investment companies and advisers and rules aimed at enhancing and standardizing climate-related disclosures for registrants, which, if adopted, would require climate-related disclosures beyond current requirements or practice. In addition, unless challenges to the rules are successful, California’s recently enacted climate legislation will require certain companies that do business in California to provide certain climate-related disclosures.
•In the EU, several ESG-related rules have been finalized or proposed, including proposals that affect the manner in which asset managers and portfolio companies operate within the EU and also, in certain circumstances, outside the EU, including also mandatory disclosure and reporting requirements, which supplement the disclosure framework set out in the Sustainable Finance Disclosure Regulation (“SFDR”) (which many of our funds as well as our Irish AIFMs are currently subject to, including funds subject to the transparency requirements under Articles 8 and 9 of SFDR) and the Corporate Sustainability Reporting Directive (“CSRD”), which introduce significantly more detailed sustainability reporting requirements and significantly expand the number of EU and non-EU companies subject to this reporting framework. The SFDR framework is currently under review and it can be expected that further changes will be introduced.
•In Asia, various regulators have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes and disclosures, together with enhanced disclosure and reporting, and have also issued enhanced rules for certain investment vehicles on general ESG risk management and disclosure.
Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Additionally, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. Compliance efforts by asset managers raise a number of challenges, including with respect to the allocation of significant resources to both comply with regulatory requirements and implement monitoring and related controls both at firm level and at product level, as well as challenges related to product classification. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to sustainability matters in our review of prospective investments and management of existing investments, which will increase our expenses.

Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our investment vehicles is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities.
There could be significant changes in U.S. tax law and regulations. While the likelihood and nature of any such legislation or regulations is uncertain, any such changes could materially increase the amount of taxes we or our portfolio companies are required to pay. The U.S. Federal government signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a corporate minimum "book" tax on certain large corporations, creates a non-deductible 1% excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022, and modifies certain clean energy investment tax credits. These changes could materially increase the amount of taxes and tax-related regulatory and compliance costs we and our portfolio companies are required to pay. For example, increases in the corporate tax rate may adversely impact the cash flow of our portfolio companies and result in our investment vehicles' selling assets at values that are less than we projected, which could in turn have negative impact to the investment vehicle's performance and to the pace of realizations. Further, final regulations relating to compensation for certain covered employees under Section 162(m) could meaningfully reduce the amount of related tax deductions available to us.
Additionally, foreign, state and local governments may enact laws that could result in further changes to foreign, state and local taxation and materially affect us in jurisdictions in which we or our portfolio companies operate.
In addition to general tax law changes discussed above, there could be significant changes in U.S. federal, state, local or foreign tax law, regulations or interpretations that could adversely affect the taxation of carried interest, which could have an adverse effect on our ability to recruit, retain and motivate employees and key personnel. Investments generally must be held for more than three years for carried interest to be treated for U.S. federal income tax purposes as capital gain. The holding period requirement may result in some of our carried interest being taxed as ordinary income to our U.S. employees and other key personnel, which could materially increase the amount of taxes that they would be required to pay and may incentivize employees to hold investments for longer periods. This may create a conflict of interest between investment vehicle investors (whose investments would receive such capital gain treatment after a holding period of only one year) and the general partner on the execution, closing or timing of sales of investments in connection with the receipt of carried interest.
Multi-national companies, such as us, continue to be a focus by the U.S. Congress, the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. The OECD also recently finalized guidelines that recommend certain multinational enterprises to be subject to a minimum 15% tax rate, effective from 2024 ("Pillar Two").
Various countries have implemented or intend to implement the OECD’s recommended model rules. By way of example, the Council of the European Union formally adopted Pillar Two and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules that apply in respect of the fiscal years beginning from December 31, 2023. Our business and our sponsored vehicles' and portfolio companies' businesses could be significantly impacted if the model rules, or any future variation, have been or will be implemented in any of the countries in which our business, our portfolio companies' businesses, or our investment structures are located. Effective tax rates could increase within our business, our portfolio companies’ businesses, or our investment structures, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently. The proposals may also lead to an increase in the complexity, burden and cost of tax compliance. Given ongoing design, implementation and administration, the timing, scope, and impact of any relevant domestic legislation or multilateral conventions remain subject to significant uncertainty.
See Note 18 "Income Taxes" in our financial statements for further information regarding various tax matters.

We depend on the efforts, skills, reputations, business contacts, and conduct of our employees and our ability to retain our employees and to recruit prospective employees.
We depend on the efforts, skills, reputations and business contacts of our employees, including our Co-Founders, Co-Chief Executive Officers and other key personnel, the information and deal flow they and others generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Our success is highly dependent upon our employees and other key personnel, who are not obligated to remain employed with us, and to a substantial degree on our ability to retain and motivate our employees and other key personnel and to strategically recruit, retain and motivate new talented employees, including qualified investment professionals.
Our employees and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our investment funds and distributors of our other investment vehicles and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with these individuals and entities, result in the reduction of AUM or investment opportunities, or render us unable to maintain operations and support growth of our businesses. The loss of services of any key personnel could also harm our ability to maintain or grow AUM in existing investment vehicles or raise additional funds in the future.
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain "key persons" (for example, investment professionals who are named as "key executives" for certain geographically or product focused investment vehicles) cease to actively manage an investment vehicle or be substantially involved in KKR activities, investors in the investment vehicle will be entitled to reduce, in whole or in part, their capital commitments available for further investments on an investor-by-investor basis. In the case of many of our funds, investors may be permitted to terminate their investment in the event a "key persons" provision is triggered, which could lead to the liquidation of those funds. In addition, the occurrence of such a "key person" event could cause us to agree to less favorable ongoing terms with respect to the affected fund. Although we periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated, such waiver is not guaranteed, and our limited partners' refusal to provide a waiver may have a material adverse effect on our business and financial results.
Our insurance business similarly depends on the ability to attract and retain experienced insurance professionals in the jurisdictions where it operates. Global Atlantic does not have a captive distribution force and depends on the ability to attract and retain experienced insurance professionals in the jurisdictions where it operates. If Global Atlantic is unable to recruit, onboard and retain insurance professionals, Global Atlantic may not be able to maintain its operations and support growth of the business.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel. If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business may be materially and adversely affected. The market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities, compensation and benefits, some of which could be adversely impacted by any changes in regulation or tax law that impacts certain forms of incentives or other remuneration that we may typically offer employees, such as carried interest. For example, we allocate carried interest to our employees, and if tax laws alter the favorable tax characteristics of carried interest, then the value of the carry as an incentive tool is materially diminished. Furthermore, clawback provisions related to our equity incentive awards may render such compensation less attractive. The loss of any incentive compensation tools may cause us to incur additional expenses to pay competitively with other firms. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect KKR. In addition, our ability to successfully identify, hire, and promote employees may be impacted by legal and judicial developments outside of our control and may necessitate changes to employment practices. For example, some advocacy groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters, and scrutiny of certain corporate DEI practices since this decision have been increasing.

As noted above, one of the ways we recruit, retain and motivate our employees is by allocating a portion of the carried interest that we earn from our investment vehicles, which we refer to as the carry pool. There can be no assurance that the carry pool will have sufficient cash available to continue to make cash payments in the future, and fluctuations from the distributions generated from the carry pool could render the compensation that KKR separately pays to them to be less attractive. In these circumstances, in order to retain and motivate our employees, we may be required to pay these employees a higher amount of cash compensation to retain and motivate them than we otherwise would have paid, which would increase our compensation expense. We are not permitted under our certificate of incorporation to increase the percentage of carried interest allocable to the carry pool without the consent of a majority of our independent directors. In the future, if less carried interest from the carry pool is allocated to employees, this may result in less cash payments to employees. To the extent the carried interest allocated to the carry pool decreases, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
Additionally, we have granted and expect to continue to grant equity awards from our equity incentive plans, which has caused and will cause dilution. If we increase the use of equity awards in the future, expense associated with equity-based compensation may increase materially. The value of the equity awards may drop or be volatile, which may make our equity less attractive to our employees. Regulations may also impose restrictions on our equity compensation. For example, in 2023, the SEC adopted rules related to incentive-based compensation "clawback," which were then implemented through final stock exchange rules. In the future, rules such as these may result in us substantially revising our compensation strategy, increase our compensation and other costs and may materially and adversely affect our ability to recruit and retain qualified employees. Additionally, in the EU, clawback of compensation may apply in certain circumstances. To the extent our equity incentive programs are not effective, we may be limited in our ability to attract, retain and motivate talented employees and other key personnel and we may need to increase the level of cash compensation that we pay.
We seek to retain our senior employees by having them agree to a confidentiality and restrictive covenant agreement. However, there is no guarantee that the confidentiality and restrictive covenant agreements to which they are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to, or may choose not to, enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. Many U.S. states and countries in which we operate have proposed, considered, or have already adopted, laws and rules which significantly limit or ban noncompete clauses between employers and their employees, which could both limit our ability to enter into such restrictive covenants and our ability to enforce them. Even where enforceable, these agreements expire after a certain period of time, at which point our employees will be free to compete against us.
Our commitment to maintain an inviting work environment significantly supports our ability to recruit and retain employees and maintain our culture. We strive to maintain a work environment that reinforces our culture of collaboration, inclusiveness, motivation and alignment of interests with fund investors. Growth and expansion of our businesses has necessitated extensive hiring of new employees over the last few years. While we are focused on the importance of maintaining our culture when making hiring decisions, rapid expansions of our employee headcount do present challenges to maintaining our culture, including, after a hire is made, continuing to ensure that the hire is integrated into our firm culture. If we do not continue to develop an inviting work environment and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could materially and adversely affect our business, results of operations and financial condition.
On the other hand, our business could be damaged by the misconduct of our employees. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our investment vehicles. Misconduct by our employees could impair our ability to retain and recruit our employees, to attract and retain clients and may subject us to significant legal liability and reputational harm. For example, we are subject to substantial regulatory and contractual obligations and standards arising from our business, such as fiduciary duties, regulatory and legal obligations and confidentiality, relating to the assets we manage. The violation of these obligations or standards by any of our employees would adversely affect our clients and us. Our current and former employees may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our reputation. Furthermore, our business often requires that we deal with confidential matters with respect to our investment opportunities and completed investments. If our employees were improperly to use or disclose confidential information, we could become subject significant litigation or investigations, including with respect to violations of applicable securities laws. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases.

Our employees frequently engage in manual individual processes, which bear varying levels of execution risk, including the risk of unintentional mistakes or errors, which could materially and adversely affect us. See also “—Risks Related to Our Business—We rely significantly on third-party service providers and other intermediaries, which exposes us to operational, reputational and other risks that could materially and adversely affect KKR.”
We rely significantly on third-party service providers and other intermediaries, which exposes us to operational, reputational and other risks that could materially and adversely affect KKR.
We rely on third parties whom we do not control for significant operational support and assistance with other aspects of our business, including for various operational, accounting, and data processes and systems as well as on the systems of third parties who provide services to us. Other aspects of our business that depend on the services of third parties include law firms, accounting firms, prime brokers, custodians, escrow agents, placement agents, distribution partners, administrators and other consultants and agents to carry out administrative or other services, including insurance policy administration, securities transactions, recordkeeping, tax preparation, government filings, paying agent services, trustee services, technology services, administration services, and tax and accounting services. If any of these processes or systems do not operate properly, are disabled or not appropriately updated, or if the third parties’ services are erroneous, sub-standard or otherwise deficient, we could suffer financial loss, a disruption of our businesses, liability to us or our investment vehicles, regulatory intervention, fines, sanctions or reputational damage.
In certain third-party service provider relationships, including those where services are provided to our registered investment advisers or broker dealer subsidiaries, we may be held liable if those service providers, their employees or their own third-party service providers are found to have violated regulations or engaged in misconduct. There can be no assurances that we or one of our investment vehicles will not experience, directly or indirectly, such negative impacts or otherwise be subject to or implicated by litigation or investigations involving any possible violation of such laws by such third-party service providers. For example, we or our investment vehicles may enter into agreements with third parties under which such parties will be entitled to indemnification under certain circumstances, including with respect to sanctions, fines, or penalties, including civil damage actions, imposed in connection with their activities related to our investment vehicles' investments.
If we elect to replace any of these third-party service providers, we may incur costs or business disruptions in connection with finding, retaining and operationalizing suitable new providers. In addition, the time and attention of our senior management may be diverted away from ongoing business operations. From time to time, service disruptions have affected our products. For example, Global Atlantic has settled policyholder and agent class action litigation matters and a number of regulatory matters stemming from service disruptions caused by our third-party administrator for life insurance policies. In addition, periods of rapid sales of Global Atlantic’s products have resulted and may in the future result in service disruptions, which may cause significant financial and reputational harm and draw increased scrutiny from regulators. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including paying agents and escrow agents, or directly affecting our principal offices, could have a material adverse impact on our financial results and our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. While we have endeavored to mitigate the risk of other disruptions in the future, there can be no guarantee these mitigation efforts will be successful. We may continue to experience reputational impacts and heightened regulatory scrutiny as a result of these matters.
We and these third parties operate in businesses that are highly dependent on information systems and technology, and certain of our businesses are also highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. If any of our service providers fails to provide us with timely and accurate data, the accuracy of our financial reporting and our financial statements may be impacted. We cannot ensure that erroneous information received from third parties will be identified and resolved such that the information is included without error, which may impact our business and servicing quality. The precautions we take to prevent and detect this activity may not be effective in all cases. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and could materially and adversely affect us. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.

Our insurance business relies on third parties to distribute its insurance products, and any adversity with its third-party distributors could have a material adverse effect on our insurance business. Since Global Atlantic does not have captive or proprietary distribution or engage in direct sales, if Global Atlantic's products are not retained on or added to the platforms of its distribution partners, sales of Global Atlantic's products may be materially reduced. Global Atlantic relies on banks, broker-dealers, insurance agencies and independent agents to distribute its retirement and traditional life insurance products, including preneed. Global Atlantic's distribution partners are not captive and may sell retirement and life insurance products of Global Atlantic's competitors. If Global Atlantic's competitors offer products that are more attractive, pay higher commission rates to the sales representatives or offer a better service experience, these representatives may concentrate their efforts in selling Global Atlantic's competitors' products. Global Atlantic competes with other insurance companies to place products with distribution partners. Key distribution partners may merge, change their business models in ways that affect how Global Atlantic's products are sold, or terminate their distribution contracts with Global Atlantic, or new distribution channels could emerge and adversely impact the effectiveness of Global Atlantic's distribution efforts. Consolidation of distributors and/or other industry changes may increase competition for access to distributors and increase the likelihood of products being dropped from a distributor or that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to Global Atlantic. Distribution partners may also stop offering one or more of Global Atlantic's products, for a period of time or permanently, for a variety of reasons, including Global Atlantic's financial strength pricing or servicing. If any one of such distributors were to terminate its relationship with Global Atlantic or reduce the amount of sales which it produces, our insurance business would likely be adversely affected. In addition, some of Global Atlantic's distribution partners and potential partners use proprietary or third-party scoring systems in determining which products to sell. If Global Atlantic's scores fall to levels unacceptable to its distribution partners, they may no longer distribute Global Atlantic's products to their customers, which would have a negative impact on our insurance business. If Global Atlantic is unable to place its products or retain its products on the platforms of distribution partners, we may be materially and adversely affected.
In instances where we hold assets at a prime broker and/or custodian, in the event of the insolvency of such entity, our investment vehicles may not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets that the prime broker or custodian borrows, lends or otherwise uses. In addition, our and our investment vehicles’ cash held with a prime broker or custodian may not be segregated from the prime broker's or custodian's own cash, and our investment vehicles therefore may rank as unsecured creditors in relation to that cash. The inability to recover assets from the prime broker or custodian could have a material adverse impact on the performance of our investment vehicles and our financial results.
Furthermore, we rely on individual consultants and other contingent workers, who are not our employees but work directly in our business alongside our employees. Certain aspects of our business also depends on the efforts, skills, reputations, and business contacts, and conduct of these consultants and other contingent workers, sometimes to the same extent as our employees. We expect to continue to rely on the engagement of consultants and other contingent workers to service important aspects of our business, and our failure to retain them or to find their replacements could adversely impact KKR. In addition, even though these consultants and other contingent workers are not our employees, there are circumstances when their misconduct could adversely impact KKR to the same degree as if they were our employees. The risks of having such consultants and other contingent workers as integral parts of our business are similar to the risks for employees as discussed in “—Risks Related to Our Business—We depend on the efforts, skills, reputations, business contacts, and conduct of our employees and our ability to retain our employees and to recruit prospective employees.”
Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.
Our investment vehicle investors, stockholders, regulators and other stakeholders are increasingly focused on cybersecurity risk management. In today’s current threat landscape, we are continuously facing various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). We may be exposed to more significant risk if these acts are taken by state actors. Our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, such as attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of activities. These same cybersecurity breaches, cyber-attack and cyber intrusions could also be employed against our various stakeholders or other third parties, including to impersonate KKR or its employees, which could cause similar security impacts to our stakeholders and other third parties and materially and adversely impact us or our investment vehicles. Cyber-criminals may attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, like administrators, paying agents and escrow agents, may not be able to detect or protect against. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
Cybersecurity has become a top priority for regulators around the world. Rapidly developing and changing cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the U.K.’s Data Protection Act 2018, the European General Data Protection Regulation (“GDPR”) that became effective in May 2018, the E.U.’s Digital Operational Resilience Act, which became effective in January 2023 and will apply from January 2025, the Gramm-Leach-Bliley Act of 1999 as amended in June 2023 and the California Consumer Privacy Act (“CCPA”) that became effective in January 2020 and is amended by the California Privacy Rights Act (“CPRA”), which became operative in January 2023. The CPRA imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Global Atlantic is subject to the New York State Department of Financial Services (“NYSDFS”) cybersecurity regulation. On November 1, 2023, the NYSDFS finalized amendments to its cybersecurity regulations effective in April 2024 (the “NYSDFS Cybersecurity Amendments”), which, among other things, would impose additional governance requirements, require the implementation of additional safeguards, impose various requirements on larger companies, require new and increased obligations related to written policies and procedures, heighten requirements around audits and risk assessments, and necessitate additional reporting requirements for cybersecurity incidents. More specifically, the NYSDFS Cybersecurity Amendments would also (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) review and update any risk assessments at least annually, as well as whenever a change in the business or technology causes a material change to cyber risk.
Furthermore, the SEC has underscored its focus on cybersecurity. In July 2023, the SEC adopted new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In February 2022, the SEC also proposed similar cybersecurity regulations for regulated investment advisers. If adopted in its proposed form, the proposed rule would require implementation of written cybersecurity policies and procedures to address cybersecurity risk in addition to requiring registered investment advisers to report significant cybersecurity incidents affecting the investment adviser or the investment vehicles it advises within 48 hours to the SEC, and would impose a new recordkeeping policy and internal review requirements related to cybersecurity. If this proposal is adopted, it could increase our compliance costs and potential regulatory liability related to cybersecurity. The SEC has also proposed a similar cybersecurity rule for broker-dealers and other security market participants which would require subject entities to implement policies and procedures that are reasonably designed to address their cybersecurity risks and, at least annually, review and assess the design and effectiveness of their cybersecurity policies and procedures, including whether they reflect changes in cybersecurity risk over the time period covered by the review. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
We cannot assure you that our cyber risk management efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. Breaches in security could potentially jeopardize our, our employees’, our investment vehicle investors’, insurance policyholders’ or our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investment vehicle investors’, insurance policyholders’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investment vehicle investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cybersecurity incident and fail to comply with the relevant notification laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investment vehicle investors and clients to lose confidence in the effectiveness of our security measures.

Our third-party service providers could also experience, and recently have experienced, any of the above cybersecurity threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data through such third parties. Any interruption or deterioration in the performance of these third parties or cybersecurity incidents involving these third parties could impair the quality of our and our investment vehicles’ operations and could impact our reputation and materially and adversely affect us. We may also have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our investment vehicles may also invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase spending on preventative security measures or insurance coverage.
Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.
The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. There is substantial uncertainty about the extent to which artificial intelligence will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate, or remediate all of the potential risks, challenges, or impacts of such changes. These changes could potentially disrupt, among other things, our business models, investment strategies, operational processes, and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of artificial intelligence and machine learning technologies to better manage our business. Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize artificial intelligence and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent that we rely on the work product of such artificial intelligence in such operations.
There is also a risk that artificial intelligence may be misused or misappropriated by our employees or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence applications, resulting in such information becoming a part of a dataset that is accessible by third party technology applications and users, including our competitors. Further, we may not be able to control how third-party artificial intelligence that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
In addition, the use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. There has been increased scrutiny, including from global regulators, regarding the use of "big data," diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. See also “—Risks Related to Our Business—Rapidly developing and changing global privacy and data laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage” and “—Risks Related to Our Business—Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.”

Rapidly developing and changing global privacy and data laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage.
We and our portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personal information and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, insurance policyholders, contractors and other counterparties and third parties. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, related contractual obligations, or other privacy legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of investment vehicle investor confidence and other reputational damage.
Our employees (and, in certain cases, third-party service providers) have access to, and process, personal information of our investors, insurance policyholders, employees, contractors and other counterparties and third parties through a variety of media, including information technology systems. Our and our third-party service providers’ information systems and technology may not be able to adequately protect the information of our investors, employees, insurance policyholders, contractors and other counterparties and third parties, may not be suitable for new products and strategies and may be subject to security risks. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, us, our employees and certain vendors and third-party administrators. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. Our third-party administrators and their employees also have access to, and routinely process, personal information of our investors, employees, insurance policyholders, contractors and other counterparties and third parties, and we are also dependent on such third parties and their systems to protect such data. If we or one of our subsidiary’s employees, or one of our or a subsidiary’s third-party vendors or administrators’ employees, unintentionally share confidential client information or such information as a result of a cybersecurity attack or otherwise, we may be unable to control or mitigate this occurrence even if we offer remediation, such as credit monitoring, to the impacted parties. Misappropriation or intentional or unintentional inappropriate disclosure or misuse of client confidential information could occur even if individuals are properly trained and adequate internal controls and policies and procedures are maintained.
Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our portfolio companies may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the CCPA provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. The CCPA was expanded on January 1, 2023, when the CPRA amendments to the CCPA became operative. Additional U.S. states have passed their own comprehensive consumer privacy laws, some of which went into effect in 2023 or will go into effect in 2024, and other states are considering doing so. These state laws may expand our compliance obligations and impact our business or the businesses of our portfolio companies. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Global Atlantic, in particular, processes sensitive personal information of its policyholders, which exposes Global Atlantic to heightened risk. Global Atlantic is subject to the NYSDFS cybersecurity regulation. The NYSDFS Cybersecurity Amendments significantly expand the regulation by the NYSDFS of data privacy matters. Global Atlantic is also subject to the California Consumer Privacy Act. At the U.S. federal level, we are subject to the Gramm-Leach-Bliley Act of 1999 as amended in June 2023, which imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limits the ability to share and reuse such information. In March 2023, the SEC proposed amendments to Regulation S-P, its rules implementing The Gramm-Leach-Bliley Act, which, if adopted, would require broker-dealers, registered investment companies and investment advisers to adopt written policies and procedures creating an incident response program to deal with unauthorized access to customer information, including procedures for notifying persons affected by the incident within 30 days.
In addition, we and our portfolio companies are required to comply with certain non-U.S. privacy laws, including, for example, the GDPR and UK Data Protection Act, as well as laws in other jurisdictions globally. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these privacy laws with increased scrutiny and growing penalties, including across regions and borders. Furthermore, we frequently have privacy compliance requirements because of our contractual obligations with counterparties. As new privacy-related laws and regulations are implemented, the time, cost and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase. These legal, regulatory, and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally. Furthermore, failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, claims, or public statements against us or adverse publicity. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on us. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies. In April 2023, the U.S. Federal Trade Commission (“FTC”), DOJ, CFPB, and EEOC released a joint statement on artificial intelligence, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, the Biden Administration passed an executive order on Safe, Secure, and Trustworthy Artificial Intelligence which establishes new standards for AI safety and security. The NAIC has established a dedicated working group and adopted bulletins and reports on the use of artificial intelligence by insurers. Existing laws and regulations may be interpreted in new ways, which would affect the way in which we or our portfolio companies use artificial intelligence and machine learning technology. In addition to the U.S. regulatory framework, the EU is in the process of finalizing a new regulation on artificial intelligence (the "EU AI Act"), parts of which are slated to take effect from late 2024. The EU AI Act is a legal framework, which will govern the development and deployment of artificial intelligence placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The framework is expected to ban certain uses of artificial intelligence outright and impose material obligations on both the providers and deployers of certain other artificial intelligence activities. The fine threshold for non-compliance is expected to be 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators are expected to have powers to remove non-compliant products from the EU market. Other jurisdictions, such as Canada and Brazil, are also considering similar legal frameworks.
Once effective, regulations relating to artificial intelligence may expand our compliance obligations and impact our business or the business of our portfolio companies. In July 2023, the SEC proposed new predictive data analytics rules, which would require registered investment advisers (and broker-dealers) to eliminate or neutralize (rather than just disclosing and mitigating) certain conflicts of interest posed by covered technologies including artificial intelligence and machine-learning, with respect to their interactions with clients and investors in pooled investment vehicles. In order to limit their potential liability under this rule, our investment adviser entities could choose to change or discontinue some of their activities related to such technologies. We cannot predict what, if any, actions may be taken, but such developments could have a materially adverse impact to us.
We may expand into new investment strategies, geographic markets and businesses and new types of investors or seek to expand our business or change our strategic focus with new strategic initiatives, which may result in additional risks and uncertainties in our businesses.
Our organizational documents do not limit our ability to enter into new lines of business, and we may expand into new investment strategies, geographic markets, businesses, types of investors and investment products. We intend to seek to grow our businesses by increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts and structured products), expanding into new geographic markets and businesses and seeking investments from investor bases we have traditionally not pursued, such as individual investors, which subject us to additional risk. See also “—Risks Related to Our Business—Certain types of investment vehicles, especially those offered to individual investors, may subject us to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputational risk, which could materially and adversely affect us.” We have in the past opened many offices to conduct our asset management and capital markets businesses around the world in Europe, the Middle East and Asia-Pacific, which we intend to grow and expand. We have also launched a number of new investment initiatives in various asset classes or geographies, such as climate investments and infrastructure investments in the Asia-Pacific region, and increasingly manage investment vehicles owned by individual investors, which subject us to additional risk. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles.

Our organic growth strategy focuses on providing resources to foster business expansion, such that we achieve a level of scale and profitability. Given our diverse platform, these initiatives could create conflicts of interests with existing products, increase our costs and expose us to new market risks, and legal and regulatory requirements. The success of our organic growth strategy will also depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability.
We have and may continue to pursue growth through acquisitions of, or investments in, new businesses, other investment management companies, acquisitions of critical business partners, strategic partnerships, other alternative or traditional investment managers, or other strategic initiatives which also may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, in April 2022, we expanded into the Japanese real estate market by acquiring KJRM, a Japanese real estate asset manager. In February 2021, we expanded into the insurance business by acquiring a majority controlling equity interest in Global Atlantic before acquiring the remaining minority equity interest in January 2024 to make Global Atlantic a wholly owned subsidiary. For further detail on the challenges and risks related to this acquisition, see “—Risks Related to Our Insurance Activities—The Global Atlantic acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.”
Contemporaneously with the November 2023 announcement of our agreement to acquire the remaining equity interests in Global Atlantic, we announced a series of other strategic initiatives, which became effective with the January 2024 closing of the Global Atlantic transaction. These strategic initiatives are expected to be implemented in the first quarter of 2024 and include (i) creating a new business segment, Strategic Holdings, (ii) modifying KKR’s compensation structure to allocate a greater percentage to carried interest and a lesser percentage to fee-related earnings, and (iii) introducing a new reporting framework called “Total Operating Earnings.” We currently believe that we will receive stable recurring revenues from our expectations that a larger percentage of our earnings will shift to what we consider to be more stable recurring revenues related to our increased ownership interest in Global Atlantic and our future growth expectations over time in dividend payments from portfolio companies included in our new Strategic Holdings segment. However, these are our current expectations and not a guarantee that they will be realized as currently expected or be as accretive to our earnings as we currently believe they will be. Investors should consider the risks related to the implementation of these strategic initiatives. For example, expected dividend amounts and investment returns in the new business segment Strategic Holdings may be materially less than our current expectations or not materialize at all, and the volatility of employee compensation as a result of the modification of our compensation framework could impact our ability to hire, retain, and motivate our employees whom we are dependent on. See "—Risks Related to Our Business—We depend on the efforts, skills, reputations, business contacts, and conduct of our employees and our ability to retain our employees and to recruit prospective employees." In addition, we may not achieve some or all of the expected benefits of our ownership, as of January 2, 2024, of 100% of Global Atlantic. See "—Risks Related to Our Insurance Activities—The Global Atlantic acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits."
To the extent we make strategic investments or acquisitions, undertake other strategic initiatives, expand into new investment strategies or geographic markets, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:
•the required investment of capital and other resources;
•delays or failure to complete an acquisition or other transaction in a timely manner or at all, which may subject us to damages or require us to pay significant costs;
•lawsuits challenging an acquisition or unfavorable judgments in such lawsuits, which may prevent the closing of the transaction, cause delays, or require us to incur substantial costs including in costs associated with the indemnification of directors;
•the failure to realize the anticipated benefits from an acquired business or strategic partnership in a timely manner, if at all;
•combining, integrating or developing operational and management systems and controls, including an acquired business's internal controls and procedures;
•integration of the businesses, including the employees of an acquired business;

•disagreements with joint venture partners or other stakeholders in our hedge fund partnerships and our strategic partnerships;
•the additional business risks of the acquired business and the broadening of our geographic footprint;
•properly managing conflicts of interests;
•our ability to obtain requisite regulatory approvals and licenses without undue cost or delay and without being required to comply with material restrictions or material conditions that would be detrimental to us or to the combined organization;
•our ability to comply with new regulatory regimes; and
•becoming subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, that may lead to increased litigation and regulatory risk and costs.
Our liquidity, business, results of operations and financial condition could be materially and adversely affected if we fail to manage our balance sheet commitments.
Our balance sheet assets provide us with a significant source of capital to grow and expand our business, increase our participation in our transactions and underwrite commitments in our capital markets business. We have used our balance sheet assets to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties. We have also entered into arrangements with third parties that reduce our risk associated with holding unsold securities when underwriting certain debt transactions, which enables our capital markets business to underwrite a larger amount. To the extent that we are unable to syndicate our commitments to third parties or our risk reduction arrangements do not fully perform as anticipated, we may be required to sell such investments at a significant loss or hold them indefinitely. If we are required to retain investments on our balance sheet for an extended period of time, our results would be directly impacted by the performance of such investments and it would also impair our capital markets business' ability to complete additional transactions, either of which could materially and adversely affect us.
We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. In particular, during a period when our balance sheet assets are concentrated in a limited number of investments, results from a small number of investments can have a significant impact on our balance sheet performance. Our success in deploying our balance sheet assets and generating returns on this capital, particularly as it relates to our new expected business segment, Strategic Holdings (the performance of which depends on the investment performance, and dividends of, many of our balance sheet assets), will depend, among other things, on the availability of suitable opportunities after giving priority in investment opportunities to our advisory clients, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. The success of our new Strategic Holdings segment will be dependent on the success of our balance sheet strategy.
Our balance sheet assets have been a significant source of capital for new strategies and products. To the extent that such strategies or products are not successful, or our balance sheet assets cease to provide adequate liquidity, we would realize losses on our balance sheet investments or become limited in our ability to seed new businesses or support our existing business as effectively as contemplated. For example, we may acquire investments using our balance sheet capital and warehouse these investments while fundraising a particular investment vehicle. We expect our balance sheet capital to be returned to us if such investment vehicle has a successful fundraise. However, if the fundraising is not successful, or if investment vehicle investors are not willing to pay for these warehoused investments, then this may materially and adversely affect KKR, including by potentially realizing losses on these warehoused investments.
We have developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third-party investors provide senior financing to an investment vehicle that invests in our investment vehicles and certain other investment assets. We have also entered into a similarly structured transaction where the cash flows of our balance sheet's capital commitments to our investment vehicles have been effectively pledged as collateral for the investment vehicle. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our interests in these transactions ahead of any third party if the investments do not perform as expected. See Note 24 “Commitments and Contingencies—Funding Commitments and Others” for total balance sheet investments made by KKR in these structured transactions and for the amount we have agreed to invest or otherwise be liable for and/or to provide liquidity upon certain termination events (the maximum amount of which is currently unknown).

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR.
Our business is subject to extensive regulation, legislative focus and regulatory scrutiny, and our compliance with laws and regulations is subject to frequent examinations, inquiries and investigations by U.S. federal and state as well as non-U.S. governmental agencies and regulators and self-regulatory organizations in the various jurisdictions in which we operate around the world. See Note 24 "Commitments and Contingencies—Litigation" in our financial statements for a description of certain pending matters.
Any of these governmental and regulatory authorities may challenge our and our employees’ compliance with any applicable laws and regulations, and we and our employees could become subject to civil or criminal proceedings brought by them for such noncompliance. Many of these regulators are empowered to impose fines, penalties, restrictions on activities, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses, authorizations and memberships. Any resolution of claims brought by a governmental and regulatory authority may, in addition to the imposition of significant monetary penalties, require an admission of wrongdoing or include adverse limitations or prohibitions on our ability to conduct our business. Even if a sanction is not imposed, or a sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could be significant.
Any of the foregoing consequences or events may damage our relationships with existing and potential investors in our publicly traded stock, our investment vehicles or our insurance products, impair our ability to raise capital for our investment vehicles, impair our ability to carry out investment activities, impair our ability to conduct our insurance business, and contravene provisions concerning compliance with laws and regulations in the agreements to which we are a party. In addition, as discussed further below, certain events could disqualify KKR from relying on private placement exemptions from registration under the Securities Act, which would materially and adversely affect our ability to raise financing for KKR and our ability to conduct our capital markets business. Moreover, any of these governmental or regulatory actions could also lead to increased exposure to: other allegations, examinations, inquiries or investigations by other U.S. and non-U.S. governmental and regulatory agencies on related or unrelated matters, civil litigation by our stockholders, fund investors, or other third parties, or could have other negative effects, which could materially and adversely affect us.
The private equity industry has been and continues to be under intense regulatory and news media scrutiny with governmental officials and regulators focusing on the private equity industry's fees, the taxation of its investments, business practices, antitrust compliance and operations of its portfolio companies, conflicts of interest, and other issues. In particular, the SEC's areas of focus on private equity firms have included, among others, fiduciary duty and compliance programs, conflicts of interest allocation of investment opportunities, the allocation of fees and expenses, including the acceleration of monitoring fees and the allocation of broken-deal and other expenses, valuation practices, the disclosure, use and compensation of operating partners or consultants as well as third-party compliance or similar service providers, outside investment and business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, disclosure of conflicts of interest and investment risks, adherence to notice, consent and other contractual requirements, electronic communications, cyber-security, data privacy and protection, the use of purchased data, valuation, retail investors, foreign bribery and corruption, and policies covering custody, auditing, handling of material nonpublic information, insider trading, business continuity and transition planning, conflicts of interest relating to liquidity, such as certain adviser-led fund restructurings, as well as private fund advisers' portfolio strategies, risk management, and investment recommendations and allocations.
Certain Recent and Potential Regulatory Developments
•In October 2023, the U.S. Department of Labor proposed a rule that, if finalized, would materially increase the likelihood that a fund sponsor could inadvertently become a fiduciary to plans governed by The Employee Retirement Income Security Act of 1974 ("ERISA"), individual retirement accounts (“IRAs”) within the meaning of Section 4975 of the Code, and similar plans, by reason of being deemed to have rendered investment advice in the context of fundraising and investor engagement. The proposal broadly applies to any communication made to ERISA-governed plans, IRAs, and their fiduciaries that would reasonably be viewed as a suggestion that the plan engage in, or refrain from taking, a particular course of action, and, therefore, may potentially create a fiduciary relationship between the fund sponsor and an ERISA plan or IRA for purposes of that communication. In the event that the fund sponsor was deemed to be an investment advice fiduciary, such fund sponsor would generally need to satisfy a complicated exemption to avoid a self-dealing prohibited transaction under ERISA and the Code.

•In August 2023, the SEC adopted new rules and amendments to existing rules under the Investment Advisers Act of 1940 (the “Advisers Act”) (collectively, the “Private Fund Adviser Rules”), which includes, among other things, requiring registered investment advisers, like KKR, to: (i) prepare and distribute to private fund investors quarterly statements containing detailed information about compensation, fees and expenses, portfolio investments, and performance; obtain an annual audit for the private funds that they manage; and require registered advisers to obtain a fairness or valuation opinion and make certain disclosures in connection with adviser-led secondary transactions; (ii) be restricted from engaging in various practices unless they satisfy specified disclosure requirements and, in some cases, consent requirements, including charging various fees and borrowing money from a private fund client; (iii) be prohibited from providing preferential treatment to investors with regard to liquidity and information rights unless certain conditions are met; and (iv) retain certain records evidencing their compliance with the rules. The compliance dates for the Private Fund Adviser Rules are generally in September 2024 or March 2025, although the rules are being challenged in court by various private fund industry organizations. While the full extent of the Private Funds Adviser Rules’ impact cannot yet be determined, it is generally anticipated that they will have a significant effect on private fund advisers and their operations, including by increasing regulatory and compliance costs and burdens and heightening the risk of regulatory action.
•In May 2023, the SEC adopted changes to Form PF, a confidential form relating to reporting by private funds, which expands existing reporting obligations by requiring large hedge fund advisers to make a filing within 72 hours of certain current reporting events and large private equity fund advisers to provide additional information regarding general partner clawbacks and fund strategy and borrowing in their annual Form PF filings. The compliance dates for these expanded Form PF reporting requirements are in December 2023 and June 2024. In addition, in February 2024, the SEC and the Commodity Futures Trading Commission (“CFTC”) jointly adopted amendments to Form PF that expand the information that private fund advisers must provide in their Form PF filings. The compliance date for these joint amendments is expected to be in the first half of 2025. The SEC has also adopted new and amended rules applicable to KKR and/or its investment advisory and other entities that, among other things, shorten the deadlines for filing beneficial ownership reports with the SEC, require annual reporting of votes on say-on-pay proxy matters, and increase reporting of short positions in equity securities.
•The FTC and the Antitrust Division of the U.S. Department of Justice ("DOJ") have recently announced a number of initiatives and policy shifts to increase antitrust enforcement in the United States, where we and many of our portfolio companies conduct business. For example, on December 18, 2023, the FTC and the DOJ jointly issued the final updated Merger Guidelines, which describe and guide FTC and DOJ’s review of mergers and acquisitions under the federal antitrust laws. These Merger Guidelines reflect the U.S. government’s commitment to rigorous and aggressive antitrust enforcement practices. DOJ enforcement of Section 8 has resulted in a number of director resignations from companies (including private equity investments) since the effort began in October 2022. Across all areas of antitrust enforcement, FTC and DOJ officials have explicitly identified the private equity industry an area of focus. The increased scope and vigor of antitrust regulation and enforcement could impact our business, the investment activities of us and our funds and the businesses of our portfolio companies. These initiatives are consistent with statements by officials from both the FTC and the DOJ's Antitrust Division, including the May 2023 statement by DOJ Assistant Attorney General Jonathan Kanter that the enforcement of Section 8 will continue to be a focus for DOJ. In prior years, for example, in speeches in June and September 2022, in highlighting enforcement priorities, a DOJ Antitrust Division official stated that the DOJ is reviewing whether companies including private equity are fully complying with obligations with respect to merger filings under the Hart-Scott-Rodino ("HSR") Act. In November 2022, the FTC issued a policy statement regarding the scope of unfair methods of competition under Section 5 of the Federal Trade Commission Act, declaring that Section 5 reaches beyond the Sherman and Clayton Acts to encompass various types of unfair conduct that tend to negatively affect competition conditions, including private equity roll ups, price discrimination, interlocking directorates, and non-compete agreements. The FTC also announced in September 2022 that it would increase enforcement of the Robinson Patman Act, which targets price discrimination, across all industries. Please see Note 24 "Commitments and Contingencies—Litigation" in our financial statements for further information with respect to the DOJ’s antitrust investigations pending against us.

•In September 2022, the SEC announced charges against 15 broker-dealers and one affiliated investment adviser for failures by those firms and their employees to maintain and preserve required electronic communications. The firms agreed to pay combined penalties of more than $1.1 billion and agreed to implement improvements to their compliance policies and procedures to settle these matters. In 2023 and 2024, over 40 broker-dealers, investment advisory firms and/or credit rating agencies also agreed to penalties and agreed to implement improvements to their compliance policies and procedures to settle these matters. A failure by KKR to maintain and preserve required electronic communications could result in further regulatory investigations, charges, penalties and potential disqualifications, as KKR and certain other alternative asset managers and investment advisers are presently subject to inquiries by the SEC related to business-related electronic communications. Please see Note 24 "Commitments and Contingencies—Litigation" in our financial statements for further information with respect to the SEC’s pending investigations against KKR.
•The SEC's amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and imposes more prescriptive requirements on investment advisers' marketing activities, including prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate, as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions both within and outside of the United States.
•On February 15, 2023, the SEC proposed amendments to the custody rule for SEC-registered investment advisers. If adopted, the amendments would require, among other things, the adviser to: obtain certain contractual terms from each advisory client’s qualified custodian; document that privately offered securities cannot be maintained by a qualified custodian; and promptly obtain verification from an independent public accountant of any purchase, sale or transfer of privately offered securities. The amendments also would apply to all assets of a client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, these amendments could expose our registered investment advisers to additional regulatory liability, increase compliance costs, and impose limitations on our investing activities.
•On October 26, 2022, the SEC proposed a new rule and related amendments to prohibit SEC-registered investment advisers from outsourcing certain services or functions to service providers without meeting certain requirements, including substantial diligence and monitoring obligations.
On August 13, 2022, the National Association of Insurance Commissioners (“NAIC”) Executive Committee and Plenary adopted a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers” (the “NAIC List”). The NAIC and state insurance regulators will use the NAIC List to review additional information related to affiliates and investment structures (including revisions to the capital charges for asset-backed securities, in particular CLOs), investment management agreements, governance, market conduct practices and use of third-party administrators. For example, insurance regulators, including the NAIC, have increasingly focused on the terms and structure of investment management agreements, including whether they are at arms' length, establish a control relationship with the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable or termination provisions that make it difficult or costly for the insurer to terminate the agreement. Regulators have also increasingly focused on the risk profile of certain investments held by insurance companies (including, without limitation, structured credit assets such as collateralized loan obligations), appropriateness of investment ratings and potential conflicts of interest (including affiliated investments), and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company's relationship with alternative asset managers that may impact the insurance company's risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into or amend existing investment management agreements or advisory with insurance companies and thereby grow our insurance strategy. Our relationships with Global Atlantic and other insurers and reinsurers is expected to be subject to additional scrutiny and potentially additional regulatory requirements, which may have a material impact on us. See also "—Risks Related to our Insurance Activities— Global Atlantic's businesses are heavily regulated across numerous jurisdictions, including with respect to capital requirements, and changes in regulation could reduce the profitability of our insurance business."

The AIFMD provides for a comprehensive regulatory and supervisory framework for AIFMs managing or marketing alternative investment funds in the EU. The AIFMD imposes various substantive regulatory requirements on AIFMs, including a subsidiary of ours which is authorized as an AIFM by the Central Bank of Ireland, and there have been a number of significant changes that, if adopted, will affect our business:
•On November 25, 2021, the European Commission (the "Commission") published draft legislative proposals in the form of a directive amending the AIFMD. The draft legislative proposals address delegation arrangements, liquidity risk management, supervisory reporting, provision of depositary and custody services and loan origination by alternative investment funds.
•On August 2, 2021, Commission Delegated Regulation (EU) 231/2013 was amended to require sustainability risks and sustainability preferences to be integrated into the investment decision-making and risk management processes of AIFMs. The amendments applied from August 1, 2022.
•On November 28, 2022, the EU adopted Regulation (EU) 2022/2560 on foreign subsidies distorting the internal market, coming into force in mid-2023, which, subject to certain thresholds, will require mandatory notification of acquisitions involving financial contributions by non-EU governments. In July 2022, the UK put forth a new bill (the "Financial Services and Markets Bill") which makes significant reforms to the regulation of the UK financial services sector. The Financial Services and Markets Bill contains measures to, among other things: (i) establish a framework for the revocation of EU financial services law that was retained in English law following Brexit; (ii) reform the legislative framework governing the UK's capital markets; (iii) reform the financial promotion framework; and (iv) give the FCA and the Prudential Regulation Authority ("PRA") a new secondary objective to advance long-term economic growth and international competitiveness of the UK. The exact impact of these changes is not yet known, but they could result in increasing and, ultimately, potentially significant divergence between the UK's financial services regulatory framework and the EU financial services framework, which could increase regulatory compliance costs across our business and impact the ability of our regulated portfolio companies to scale across the UK and EU markets. The European Market Infrastructure Regulation ("EMIR"), the legislation amending EMIR ("EMIR Refit") and their UK equivalents, which impose various reporting, margining and central clearing requirements on certain derivative transactions.
•Changes to AIFMD are expected to be formally agreed to in early 2024 and would come into effect in 2026. These changes may increase the compliance burdens on certain of our funds and require them to make changes to their operations, including, among other things, in respect of their use of leverage, which could impact the returns of such funds.
Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with existing and potential new applicable ESG regulations. The potential impact to us of these regulations is further described in “—Risks Related to Our Business—We are subject to focus by some of our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters.”
Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with existing and potential new applicable regulations relating to artificial intelligence, including the EU AI Act. The potential impact to us of these regulations is in “—Risks Related to Our Business—Rapidly developing and changing global privacy and data laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage” and "—Risks Related to Our Business—Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments."
Any of these changes or potential changes in the regulatory framework applicable to our business (including any changes or potential changes that are not described above or that we are unaware of or that may arise from new leadership at regulators and in governments in the U.S. and abroad), as well as adverse news media attention, may: impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact our funds and us in a number of ways, including: increasing our costs and the cost for our funds of investing, borrowing, hedging or operating; increasing the funds' or our regulatory operating costs; imposing additional burdens on our funds' or our staff; and potentially requiring the disclosure of sensitive information. Even if not enacted, evaluating and responding to new rulemaking proposals could result in increased costs and require significant attention from management. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, courts, regulators and self-regulatory organizations. New laws, regulations, initiatives or regulatory guidance, or changes in interpretation or enforcement, could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.
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
For example, in raising new funds or certain other vehicles, we typically rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including our funds) if the issuer or any of its "covered persons" (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a "disqualifying event," which includes a variety of criminal, regulatory and civil matters (so-called "bad actor" disqualification). If our funds (or other vehicles) or any of the covered persons associated with our funds (or other vehicles) are subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair their ability to raise new funds (or other products) and our ability to organize and offer new funds (or other vehicles), and, therefore, could materially and adversely affect us. We also rely on Rule 506 in connection with our capital markets business activities, including with respect to various fundraising activities discussed above and in connection with transactions in which our investment funds or insurance companies may participate as a purchaser or a seller of securities. The occurrence of a disqualifying event could materially and adversely affect our ability to raise financings for KKR and our ability to conduct our capital markets business, which depends on KKR’s ability to participate in unregistered securities offerings. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to reduce or refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds (or other products). As we expand the array of vehicles that we offer to retail investors, we may increasingly rely on the Rule 506(c) safe harbor so that we can incorporate general solicitation or general advertising into offerings for certain investment products, which will require us to implement a more robust protocol to validate accredited investor status.
We are and will become further subject to additional regulatory and compliance burdens because our product offerings and investment platform include retail investors. For example, certain of our investment vehicles are registered under the Investment Company Act as investment companies. These funds and their investment advisers are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. In addition, we have one or more affiliates, which provide investment advisory services to a BDC. BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If the entity fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to substantially more regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for our affiliated advisor. We have also launched holding company conglomerates that are structured and operated in a manner that does not subject these entities to registration or regulation under the Investment Company Act. If a holding company conglomerate were required to register under the Investment Company Act, the applicable restrictions could make it impractical for the company to operate its business plans as contemplated, which could cause KKR significant harm and materially and adversely affect our business strategy and prospects. As our business expands, we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which would divert management's attention from our business and investments.

Rule 206(4)-5 under the Investment Advisers Act regulates "pay to play" practices by investment advisers involving campaign contributions and other payments to elected officials or candidates for political office who are able to exert influence on government clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. There has also been similar rulemaking on a state-level regarding "pay to play" practices by investment advisers, including in California and New York. FINRA has released its own set of "pay to play" regulations that effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker- dealer or one of its covered associates. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
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
U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Although the status of the U.S. federal bank regulatory agencies' 2013 leveraged lending guidance is currently uncertain as the U.S. Government Accountability Office determined, in October 2017, that such guidance is subject to review under the U.S. Congressional Review Act, the possibility exists that, under the current or future administrations, the U.S. federal bank regulatory agencies could apply leveraged lending guidance in its 2013 form, or implement a revised or new rule that limits leveraged lending by banks. If applied by the U.S. federal bank regulatory agencies as a binding restriction, such guidance or rules could limit the amount or availability of debt financing available to borrowers and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer. Moreover, there has been recurring consideration among U.S. and non-U.S. regulators regarding the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to financial intermediation involving entities and activities outside the regulated banking system.
In addition, the Financial Stability Oversight Council (“FSOC”), an interagency body charged with identifying and monitoring systemic risk to financial markets, can designate certain nonbank financial companies as systemically important financial institutions (“SIFI”) to be supervised by the U.S. Board of Governors of the Federal Reserve System. Currently, there are no nonbank financial companies with a nonbank SIFI designation. The FSOC has, however, designated certain nonbank financial companies as SIFIs in the past, and additional nonbank financial companies, which may include large asset management companies, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating nonbank financial companies as SIFIs, which eliminated FSOC’s prioritization of an “activities-based” approach under its prior guidance for identifying, assessing and addressing potential risks to financial stability. The elimination of an “activities-based” approach over designation of an individual firm as a nonbank SIFI under the amendments to the FSOC’s nonbank SIFI designation guidance adopted in November 2023 may increase the likelihood of FSOC designating one or more asset management companies as a nonbank SIFI. If we were to be designated as a SIFI, or if any of our business activities were to be identified by the FSOC or any other regulatory agency as warranting enhanced regulation or supervision by certain regulators, we could be subject to materially greater regulatory burdens, which could adversely impact our compliance and other costs, the implementation of certain of our investment strategies and our profitability. Both the FSOC 2022 and 2023 annual reports noted the potential for increased interconnectivity of the financial markets as a result of private equity firms’ growing role in the insurance sector and raised concerns with the growing concentration of private debt and other complex alternative investments on the balance sheets of insurers owned by private equity firms. The FSOC 2023 annual report re-emphasized its support for the ongoing monitoring of companies in this industry to ensure the adequacy and effectiveness of regulatory and supervisory tools and its support for strengthening supervisory, credit analysis, risk management and capital frameworks applicable to insurers. In addition to FSOC’s recent focus on the private equity industry more generally, the International Monetary Fund has urged global insurance authorities, and FSOC, to focus specifically on the relationships between private equity and insurance companies.

The SEC has adopted a rule that requires a U.S. broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer ("Regulation Best Interest"). The term "retail customer" is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The "best interest" standard would be satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Regulation Best Interest may impose additional costs to us if we continue to expand our product offerings and investment platforms to retail customers. For discussions of the risks posed by Regulation Best Interest and similar rules on Global Atlantic, see "—Risks Related to Our Insurance Activities—Global Atlantic's businesses are heavily regulated across numerous jurisdictions, including with respect to capital requirements, and changes in regulation could reduce the profitability of our insurance business.”
The CFTC, and in certain cases the SEC, has proposed or adopted regulations governing transactions in futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. In general, our subsidiaries have not registered as regulated entities with the CFTC, and our funds generally operate pursuant to exemptions from registration, but certain transactions in futures and swaps remain subject to regulatory requirements regardless of our registration status. Among other things, CFTC regulations require aggregation of positions in futures and swaps on physical commodities that are under common ownership, for purposes of compliance with position limits. We and other asset management firms rely on an exemption from aggregation for portfolio companies that hold positions in the relevant contracts. In addition, our funds are subject to regulatory minimum swap margin requirements, which increase the costs of trading and could make it infeasible in certain instances. Any changes in application or interpretation of the rules applicable to futures and swaps, including rules regarding registration, reporting, margin, capital requirements, and position limits, could result in significant costs for us and our funds.
Certain of the investment vehicles we manage and certain portfolio companies that engage in originating, lending and/or servicing loans, may consider investments that would subject us to U.S. state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements, stress testing and other regulatory requirements in the conduct of their business. If our investment vehicles or portfolio companies engage in these activities, they may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the U.S. Consumer Financial Protection Bureau. These U.S. state and federal regulatory programs are designed to protect borrowers. There is a potential for increased risk of legislative and regulatory action that could adversely limit and affect our and our portfolio companies' businesses relating to these activities.
U.S. state and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our investment vehicles and ultimately on us.
In Europe and the Asia-Pacific, there are also laws and regulations that are designed to ensure the integrity of the financial markets or other objectives and are not principally designed to protect our stockholders. For example, our European subsidiaries and investment vehicles managed by us are subject to various EU-wide laws, regulations, their respective national implementing legislation and, for our UK subsidiaries, specific UK rules and regulations, including:
•finalized rules and guidance published by the FCA in July 2022 regarding its new Consumer Duty which sets out a new standard of care applicable to firms providing products to retail customers. This standard of care sets out new outcomes related to products and services, price and value, consumer understanding and consumer support. Firms must now consider the needs and characteristics of their retail customers to ensure that these outcomes are being met and that the products and services provided are appropriate for the customers in question. These rules only apply to products offered to retail customers in the UK, and as certain of our products are now available to such investors through third-party distributors, these new rules may increase the regulatory compliance cost of doing business in the UK;

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
As noted above, any changes or potential or proposed changes in the regulatory framework applicable to our business may impose conduct standards, additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; impair employee retention or recruitment; require substantial attention by senior management; or otherwise materially and adversely impact us.
Portfolio Company Legal and Regulatory Environment
We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, trade sanctions, trade control, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws, data privacy and data protection laws, foreign direct investment laws and insolvency laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on, or debts of, our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on January 27, 2021, the Court of Justice of the European Union ("CJEU") affirmed the 2014 decision of the European Commission to fine 11 producers of underground and submarine high voltage power cables a total of 302 million euros for participation in a ten-year market and customer sharing cartel. Fines were also imposed, and confirmed by the CJEU, on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. Similarly, on July 29, 2021, the United Kingdom Competition and Markets Authority announced that it had fined a pharmaceutical company and its former parent companies, two private equity firms, more than 100 million British pounds for abuse of dominance by charging excessive and unfair prices. In addition, the U.S. Department of Justice has increasingly named private equity sponsors as co-defendants in cases brought under the False Claims Act involving allegedly unlawful conduct by portfolio companies. In various cases, private equity sponsors and portfolio companies have settled claims by agreeing to the payment of substantial monetary penalties. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring, thereby increasing our operating costs. For example, because we may indirectly control voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including entities that may hold FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our control of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Additionally, certain of our portfolio companies may be subject to reporting requirements under Australia’s Foreign Acquisitions and Takeovers Act (1975), which is administered by the Foreign Investment Review Board (“FIRB”), because of the composition of KKR’s investment funds, among other reasons. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements, and penalties for non-compliance.
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
In addition, we or certain of our investment vehicles could potentially be held liable under ERISA for the pension obligations of one or more of our portfolio companies if we or the investment vehicle were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. On March 28, 2016, a Federal District Court judge in Massachusetts ruled that two private equity funds affiliated with Sun Capital were jointly and severally responsible for unfunded pension liabilities of a Sun Capital portfolio company. While neither fund held more than an 80% ownership interest of the portfolio company, the percentage required under existing regulations to find liability, the court found the funds had formed a partnership-in-fact conducting a trade or business and that as a result each fund was jointly and severally liable for the portfolio company's unfunded pension liabilities. While a federal appellate court only upheld certain aspects of the District Court holding, if the rationale of the District Court decision were to be applied by other courts, we or certain of our investment funds could be held liable under ERISA for certain pension obligations of portfolio companies. In addition, if this same rationale were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts. Similar laws that could be applied with similar results also exist outside of the United States. Moreover, if the general accounts or separate accounts of one or more of our insurance subsidiaries were to constitute "plan assets" for purposes of ERISA, in the absence of an exemption we could incur liability under the prohibited transaction provisions of ERISA and the Code as a result of any investment management activities by KKR with respect to, or transactions involving Global Atlantic or KKR's investment vehicles with respect to, such general account or separate account assets, and we could become prohibited from being compensated for managing our insurance subsidiaries' assets. See also "Certain Recent and Potential Regulatory Developments" above regarding the October 2023 U.S. Department of Labor proposed rule that, if finalized, would materially increase the likelihood that an investment adviser, such as us, could inadvertently become a fiduciary to certain retirement plans by reason of being deemed to have rendered investment advice.
Similarly, our portfolio companies may be subject to contractual obligations, which may impose obligations or restrictions on their affiliates. The interpretation of such contractual provisions will depend on local laws. Given that we do not control all of our portfolio companies, and that our portfolio companies generally operate independently of each other, there is a risk that we could contravene one or more of such laws, regulations and contractual arrangements due to limited access and opportunities to monitor compliance. In addition, compliance with these laws or contracts could require us to commit significant resources and capital towards information gathering and monitoring, thereby increasing our operating costs.

Because of our ownership interest in portfolio companies, attention on our portfolio companies can also result in attention on us. For example, in the past, heightened governmental scrutiny of the healthcare, educational and other industries has resulted in requests by a U.S. Congressional committee and members of Congress for information from us about our investments in portfolio companies that operate in these industries. Congressional scrutiny and other similar inquiries by governmental bodies may damage our reputation and may also result in potential legislation designed to further regulate portfolio companies or the industries in which they operate, which may materially and adversely affect our portfolio companies' businesses, which in turn could decrease the value of our investments. Significant failures of our investments to comply with laws and regulations applicable to them could affect the ability of our funds or us to invest in other companies in certain industries in the future and could harm our reputation.
For additional information about our litigation and regulatory matters, see Note 24 "Commitments and Contingencies—Litigation" in our financial statements. For additional information about regulatory risks we face with respect to portfolio companies in various asset classes, such as real assets, or risks we face with respect to our insurance business, please see other risks discussed in this report, including “—Risks Related to Our Investment Activities—Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities” and “—Risks Related to Our Insurance Activities—Global Atlantic's businesses are heavily regulated across numerous jurisdictions, including with respect to capital requirements, and changes in regulation could reduce the profitability of our insurance business.”
Anti-corruption, sanctions and foreign direct investment laws
Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by companies in which we or our funds invest or which we or our funds acquire.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions and trade control laws administered by the Office of Foreign Assets Control ("OFAC"), the U.S. Department of Commerce and the U.S. Department of State, and anti-money laundering laws, including the Corporate Transparency Act ("CTA"). The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. In February 2024, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") proposed a rule that would require registered investment advisers and exempt reporting advisers ("ERAs") to, among other measures, adopt an anti-money laundering and countering the financing of terrorism ("AML/CFT") program and file certain reports with FinCEN. The proposed rule would also delegate authority to the SEC to examine registered investment advisers' and ERAs' compliance with these requirements. If this proposal is adopted, it could impose additional regulatory obligations related to AML/CFT on our investment advisory business. These laws and regulations implicate a number of aspects of our business, including servicing existing investment vehicle investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments. Some of these regulations provide that penalties can be imposed on us for the conduct of a portfolio company, even if we have not ourselves violated any regulation.
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

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government's response to political demonstrations in Hong Kong, the Chinese government's treatment of Uighurs and other ethnic minorities, the Chinese government's capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The U.S. has also enacted rules aimed at restricting China's ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, in 2023, China restricted the export of gallium and germanium products, which are used in the fabrication of microchips, and may impose additional export restrictions in the future.
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
In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act ("FIRRMA"), the Committee on Foreign Investment in the United States ("CFIUS") has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws, for example: the EU has adopted an EU-wide mechanism to screen foreign investment on national security grounds and most EU Member States now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries imposed sanctions targeting Russia as a result of actions taken by Russia in Ukraine. In addition, in 2023, certain U.S. states have enacted their own state-level restrictions on Chinese investments. The U.S. government also announced in 2023 an Advanced Notice of Proposed Rule Making, which is seeking comments on a proposed rule that would restrict out-bound investments by U.S. persons in certain national security technologies and products. Other countries may adopt similar outbound investment restrictions in the future. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons. These laws may impact the ability of non-U.S. limited partners to participate in certain of our investment strategies.

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
We face significant harm as a result of legal claims, litigations, investigations, and negative publicity.
The activities of our businesses, including the investment decisions we make and the activities of our employees, may subject us, our business, and our employees, officers and directors to the risk of litigation by third parties, including various governmental and regulatory authorities who may conduct examinations, inquiries and investigations of KKR. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR.” Other potential litigants include our stockholders, our fund investors, holders of our or our portfolio companies' debt or equity, our insurance policyholders, and a variety of other potential litigants. For a description of certain litigation against KKR, see Note 24 "Commitments and Contingencies—Litigation" in our financial statements.
We, our investment vehicles and our employees are each exposed to the risks of litigation relating to our investment activities or insurance business, as well as relating to actions taken by the officers and directors (some of whom may be KKR employees) of our portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of our portfolio companies. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law.
Although investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our employees or our affiliates solely based on their dissatisfaction with the investment performance of those funds, such investors may have remedies against us, the general partners of our funds, our funds, our employees or our affiliates to the extent any losses result from fraud, gross negligence, willful misconduct or other similar misconduct. While the general partners and investment advisers to our investment funds, including their directors, officers, employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct. If any civil or criminal lawsuits were brought against us and resulted in a finding of substantial legal liability or culpability, the lawsuit could materially and adversely affect us.
In addition, public attention could at any time focus on us, our industry or companies in which our investment vehicles are invested, which could result in heightened scrutiny and criticisms of our business and our investments, including governmental or regulatory inquiries and investigations or other adverse consequences. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR" and "—Risks Related to Our Business—We are subject to focus by some of our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters." We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and qualified professionals and to pursue investment opportunities. As a result, allegations of improper conduct by private litigants or by governmental or regulatory authorities, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, cause volatility and speculation in the trading of our common stock, and impair our relationships with existing and prospective investors, employees, and other stakeholders.

Certain types of investment vehicles, especially those offered to individual investors, may subject us to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputational risk, which could materially and adversely affect us.
We have increasingly undertaken business initiatives to increase the number and type of investment products and vehicles we offer to investors, especially individual investors. We have also launched holding company conglomerates that are structured and operated in a manner permitting them to be excluded from the definition of “investment company” under the Investment Company Act. The offering of opportunities to invest in investment companies registered under the Investment Company Act (or other non-U.S. investment vehicles) and in operating companies not registered under the Investment Company Act may result in increased risks, including the vehicles we call K-Series, which could materially and adversely affect us. Our investment adviser subsidiaries or affiliates externally manage or advise a number of such vehicles, some of which are publicly traded, which involves heightened risks of litigation. To the extent opportunities to invest in these types of vehicles are made available to individual (non-institutional) investors (including public investors as well as investors often described as high net worth individuals, family offices, mass affluent individuals or accredited investors), this expansion of our investor base may enhance the level of risks applicable to us and also may introduce new types of risks. The principal risks associated with many of these types of vehicles include:
•Operational risks, such as obligations to conduct more frequent valuation processes. These types of requirements will place increased demands on our employees, require administrative, operational and accounting resources, and incur significant expenses;
•Compliance and regulatory risks, such as managing potential conflicts of interest relating to allocation of potential investment opportunities and otherwise, conducting due diligence on distribution partners, and compliance with the requirements of, or for exclusion from regulation under, the Investment Company Act and other securities laws and regulations (see also "—Risks Related to Our Investment Activities—Third-party investors in our investment vehicles with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect an investment vehicle's operations and performance");
•Liquidity risk, such as sizing of liquidity reserves in order to satisfy any periodic investor redemption requests, which is a feature that is typically not allowed for investors in our traditional investment vehicles. See "—Risks Related to Our Investment Activities—Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis, and certain of our investment advisory agreements may be terminated with minimal notice";
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
We have and expect to continue to distribute products through new channels, including through unaffiliated firms, and we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us or reputational harm, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. The distribution of products through new channels whether directly or through market intermediaries, including in the individual investor or private wealth management channel, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels. In addition, legislative and regulatory action could adversely limit and affect our efforts to seek, or to manage vehicles that have investments from, individual investors. Although we seek to ensure through due diligence and onboarding procedures that the third-party channels through which individual investors access our investment products conduct themselves responsibly, we are exposed to the risks of reputational damage and legal liability to the extent such third parties improperly sell our products to investors. For example, in certain cases, we may be viewed as responsible for the content of materials prepared by third-party distributors. Similarly, there is a risk that our employees involved in the direct distribution of our products, or employees who oversee independent advisors, brokerage firms and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures.
Although individual investors have not constituted a substantial amount of our historic investment vehicle investor base, it is likely that we will increasingly undertake business initiatives to increase the number and type of vehicles we offer to individual investors. We expect investment opportunities offered to individual investors to continue to grow to represent a larger percentage of our AUM as our historical pools of capital provided by institutional investors, such as pension funds, do not grow as much in the future. Accordingly, we are, and may become further, subject to additional regulatory and compliance requirements because our product offerings and investment platform will begin to include a higher percentage of individual investors as compared to our historical investor base.
In some cases, our investment vehicles are distributed to individual investors indirectly through third party managed vehicles sponsored by brokerage firms, banks or third-party feeder providers, and in other cases, directly to the qualified clients of banks, independent investment advisors and broker-dealers. In other cases, we create investment products specifically designed for direct investment by individual investors in the U.S. or similar investors in non-U.S. jurisdictions. Our initiatives to expand our individual investor base, including marketing, creating and maintaining the types of products and vehicles that they may invest in, requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that our efforts to grow our individual investor assets under management will be successful. In addition, these aforementioned efforts to expand our individual investor base and/or our focus on the development of these vehicles could be negatively perceived as a strategic realignment of our focus by our traditional investment vehicle investors, which may be perceived as adverse to their interests, and which could cause us to be materially and adversely affected to the extent our traditional investment vehicle investors decide to move investments to our competitors.
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
We have entered into and plan to enter into investment management agreements with other similar investment vehicle types and other vehicle types in the future. Such vehicles may allow us to invest potentially more capital and potentially receive relatively more stable fee revenues, while providing varying amounts of liquidity to investors in such vehicles (pursuant to the terms of the applicable governing agreements). However, these vehicles may be subject to the heightened regulatory requirements applicable to certain semi-liquid vehicles, including compliance with the laws and regulations of the SEC, the Investment Company Act (or the requirements for exclusion from regulation thereunder), the Exchange Act, the Sarbanes-Oxley Act of 2002 and any national securities exchanges on which their securities are listed, among others. As our business expands, we may be required to register additional vehicles under the Investment Company Act or similar laws, including in jurisdictions outside of the United States. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which could divert the attention of management of these investment vehicles from their business and investments. Relatedly, as we expand the distribution of these products to investors outside of the U.S., we are increasingly exposed to risks in non-U.S. jurisdictions. While these risks are similar to those that we face in the distribution of products to investors in the U.S., securities laws and other applicable regulatory regimes in many jurisdictions, including the UK and the EEA, are extensive, complex, and vary by local jurisdiction. As a result, this expansion subjects us to additional regulatory risk and potential litigation.

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
Risk management activities may not be effective and, consequently, may adversely affect us.
KKR seeks to identify, monitor and manage financial and non-financial risks effectively. However, KKR cannot guarantee that it can accurately or effectively price, identify and predict, manage or ameliorate its risks. Gaps in our (including our insurance subsidiaries’) risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could materially and adversely affect us. Developing an effective framework for assessing and managing risks is complex. No framework or strategy can completely insulate KKR from all risks, and KKR may be unable to identify all risks and limit its exposures based on its assessments. Furthermore, there can be no assurance that KKR can effectively review and monitor all risks or that all of KKR’s employees will follow its risk management policies and procedures. If KKR’s modeling of, processes relating to, analysis of or management of risk do not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on KKR.
With respect to our investing activities in our asset management business, we employ hedging strategies or certain forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates, commodity prices, equity prices and general market risks. The use of derivative financial instruments and these risk management strategies may not be properly designed to hedge, manage or other reduce the risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. We may not have identified, or may not even be able to identify, all the material risks relevant for our capital markets activities or insurance business, and we also may choose not to hedge, in whole or in part, any of the risks that have been identified. In addition, the scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.
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

While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when an investment vehicle has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which reduce the returns generated by an investment vehicle.
In our capital markets business, one part of our capital markets risk management strategy is to enter into arrangements with third parties that are designed to reduce our risk when underwriting certain debt transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies" for additional information about the amount of these arrangements as of December 31, 2023. If these counterparties or other derivative counterparties or clearinghouses fail or refuse to meet their obligations, then our efforts to mitigate risks may prove to be ineffective or inefficient, and we may experience a materially adverse impact to our results of operations, financial condition or liquidity. If such failure or refusal were to occur, or if these counterparties fail to renew their arrangements and we are unable to find suitable replacements, then our ability to continue to conduct large capital markets transactions or insure certain insurance products with guaranteed benefits in the future may be impaired.
In our insurance business, our hedging activities seek to mitigate economic impacts relating to Global Atlantic’s insurance products, which may result in additional volatility in GAAP results, adverse impacts on regulatory capital, and may not effectively offset any changes in insurance reserves. Global Atlantic is also subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to Global Atlantic under derivative financial instruments. If Global Atlantic's derivative counterparties or clearinghouse fail, refuse to meet their obligations in this regard or there is insufficient collateral to cover potential obligations, Global Atlantic's efforts to mitigate risks to which it is subject may prove to be ineffective or inefficient.
In addition, Global Atlantic uses risk management strategies, including hedging and reinsurance, to manage the economic exposure to interest rates and equity markets of products with guaranteed benefits. Certain of Global Atlantic's liabilities include guaranteed minimum death benefits, guaranteed minimum withdrawal benefits or no-lapse guarantees. These guarantees are designed to protect policyholders against significant downturns in securities markets and interest rates, or to provide certain minimum levels of coverage. Changes in markets that increase hedging costs may adversely impact the profitability of these products. Furthermore, Global Atlantic is subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. Changes in markets or deviations in expected policyholder behavior or loss of reinsurance coverage may result in the requirement to hold additional reserves with respect to these policies, which may negatively impact Global Atlantic's liquidity or require it to raise additional capital. An increase in these liabilities would result in a decrease in Global Atlantic's net income. In addition, declining equity market prices, increasing equity market volatility and declining interest rates can result in an increase in the cost of providing variable annuity policy benefits and can increase required reserves, reducing Global Atlantic's profitability. These, individually or collectively, could have a material adverse effect on Global Atlantic.
Risks Related to Our Investment Activities
As an investment manager, we sponsor and manage funds and other investment vehicles that make investments worldwide on behalf of third-party investors and, in connection with those activities, are typically required to deploy our own capital in those investments. These investments are subject to many material risks and uncertainties as discussed below. In addition, with respect to the investments of our insurance subsidiaries and other investments on our balance sheet, which we manage for our own behalf, the risks and uncertainties discussed below may have a greater impact on our results of operations and financial condition as we directly bear the full risk of those investments in our financial results.
Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns.
We have presented in this report certain information relating to our investment returns, such as net and gross internal rates of return (IRR), multiples of invested capital (MOIC) and realized and unrealized investment values for investment vehicles that we have sponsored, managed or operated. Historical returns of our investment vehicles should not be relied upon as indicative of the future results that you should expect from our investment vehicles and are not indicative of the future results of our insurance subsidiaries or our balance assets. In particular, the future results may differ significantly from their historical results for the following reasons, among others:
•the rates of returns of our investment vehicles reflect unrealized gains as of the applicable valuation date that may never be realized, which may adversely affect the ultimate value realized from their investments;

•certain historical returns that we present in this report are based on the performance of our historical private equity funds, the results of which have already been realized and are significantly less relevant for raising capital for our future investment vehicles;
•the future performance of our investment vehicles will be affected by various market and economic conditions and other factors;
•in some historical periods, the rates of return of some of our investment vehicles have been positively influenced by a number of investments that experienced a substantial decrease in the average holding period of such investments and rapid and substantial increases in value following the dates on which those investments were made; those trends and rates of return may not be repeated in the future as the actual or expected length of holding periods related to investments is likely longer than such historical periods;
•our newly established investment vehicles may generate lower returns during the period that they take to deploy their capital, which may result in little or no carried interests due to performance hurdles;
•our investment vehicles' returns have benefited from investment opportunities and various market and economic conditions in certain historical periods that may not repeat themselves;
•we may create new investment vehicles and investment products in the future that reflect a different asset mix in terms of allocations among investment vehicles, investment strategies, geographic and industry exposure, vintage year and economic terms; and our historical rates of return reflect our historical cost structure, which has varied and may vary further in the future.
Future returns will also be affected by the risks described elsewhere in this report, including risks of the industry sectors and businesses in which a particular investment is made and changes in laws. Future results of our insurance business may also be different than its historical performance as a result of various factors. See “—Risks Related to Our Insurance Activities—The Global Atlantic acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.”
Our valuation methodologies for certain assets can be subjective, and the fair value of assets established pursuant to such subjective methodologies is uncertain and may never be realized.
There are no readily ascertainable market prices for a substantial majority of illiquid investments held by us and our investment vehicles. When determining fair values of investments, we use the last reported market price as of the applicable statement of financial condition date for investments that have readily observable market prices. When an investment does not have a readily available market price, the fair value of the investment represents the value, as determined by us in good faith, at which the investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. There is no single standard for determining fair value in good faith, and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. For our illiquid investments, we use a variety of valuation methodologies, including a market multiples approach and discounted cash flow analysis, and we engage third parties to assist us with certain aspects of our valuations. These methodologies typically require estimates of key inputs and significant assumptions and judgments. We also consider a range of additional factors that we deem relevant, for example, the applicability of a control premium or illiquidity discount, and determining these factors may involve a significant degree of our management's judgment and the judgment of management of our portfolio companies. For information about our valuation methodologies and processes, please see “Note 2—Summary of Significant Accounting Policies—Fair Value Measurements.”
Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and are typically based on estimates and significant assumptions and judgments, determinations of fair value may differ materially from the values that would have resulted if a readily observable market price had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that we would actually be able to realize because of various factors, including possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company's securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market's view of overall company and management performance. Our financial results could be adversely affected if the values of investments that we record is materially higher than the values that are ultimately realized upon the disposal of the investments, and changes in values attributed to investments from quarter to quarter may result in volatility in our AUM, which could materially affect our financial results that we report from period to period. There can be no assurance that the investment values that we record from time to time will ultimately be realized, including the investment values that are presented in this report.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of investments reflected in an investment vehicle's net asset value (“NAV”) do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment vehicle when such investments are realized. For example, there may be known or unknown liabilities such as tax exposures with respect to investments, especially those outside the United States, which may not be fully reflected in valuations. Realizations at values significantly lower than the values at which investments have been reflected in a prior investment vehicle's NAVs would result in losses for the applicable investment vehicle and the loss of any accrued carried interest and other fees. Also, if realizations of our investments produce values materially different than the carrying values reflected in a prior investment vehicle's NAVs, investors in such vehicles may lose confidence in us, which could in turn result in difficulty in raising capital for future funds or other investment vehicles. In addition, because we value our entire portfolio using the methodologies described in this report only on a periodic basis, subsequent events that may have a material impact on those valuations may not be reflected until the next periodic valuation date.
In addition, the range of potential valuation methodologies and the potential exercise of our subjective judgment in determining valuation might cause some of our investors or regulators to question our valuations or methodologies. There can be no assurance that our policies will address all necessary valuation factors or completely eliminate potential conflicts of interest in such determinations or that we will be able to achieve some valuations. The SEC continues to focus on issues related to valuation of private investment vehicles, including consistent application of the methodology, disclosure, and conflicts of interest, in its enforcement, examination, and rulemaking activities. Changes in these factors can have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly.
Various market and economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our financial results.
Global equity markets, which have been and are expected to continue to be volatile, significantly impact the valuation of our equity investments in portfolio companies. For our equity investments that are publicly listed and thus have readily observable market prices, global equity markets have a direct impact on valuation, because their values are determined by their listed prices in the public markets. For our equity investments that are not publicly listed, global equity markets have an indirect impact on valuation as we often utilize market multiples (i.e., stock price of comparable companies divided by earnings or cash flow) as a critical input to ascertain fair value of our investments that do not have readily observable market prices. In our private equity business, a substantial amount of investments are in equities, so a change in global equity prices or in equity market volatility is expected to significantly impact the value of our private equity investments. Therefore, if equity valuations decline (due to multiple contraction or otherwise), then performance of our private equity portfolio may be materially and adversely impacted. In our insurance business, a change in equity prices also impacts our equity-linked annuity and life insurance products, including with respect to hedging costs related to and fee-income earned on those products.
The credit markets can also impact the valuations of our equity investments in portfolio companies. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of many of our investments that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for the equity investments in our portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of equity investments in certain portfolio companies if not offset by other factors. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach, and may result in less of a decline in value than for those publicly listed equity investments.
Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries and companies that operate predominantly in those countries to increase, and this could impact the value of our investments in portfolio companies that operate in these regions. Rising interest rates typically create downward pressure on the price of real estate and the value of fixed-rate debt investments made by our funds or our insurance segment. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on certain investments as the demand for relatively higher returning assets increases and supply decreases.

The credit markets directly impact the valuations of the credit investments that we (including our insurance subsidiaries) and our investment vehicles own. Interest income earned from debt investments with floating interest rates should increase if the applicable benchmark interest rate were to rise, and the reverse is true if the applicable benchmark interest rate were to decline. However, during periods of rising interest rates, the obligor of such floating rate debt may become less able to pay its debt obligations, which could have the effect of impairing the value of its debt obligations. For debt investments with fixed interest rates, changes in interest rates generally will also cause the value of the fixed rate debt to vary inversely to such changes, although any losses or gains would in most cases not be realized if the fixed rate debt is held to maturity.
Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. Factors that may affect currency values include trade balances, the ability of countries to pay their national debt, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We make investments and receive capital commitments that are denominated in currencies other than the U.S. dollar. The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged. In addition, an appreciating U.S. dollar would be expected to make the exports of U.S.-based companies less competitive, which may lead to a decline in their export revenues, if any, while a depreciating U.S. dollar would be expected to have the opposite effect. For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect. Areas that have central bank quantitative easing or tightening campaigns affecting their interest rates relative to the United States could potentially experience further currency volatility relative to the U.S. dollar. In addition, various countries and regulatory bodies may implement controls on foreign exchange and outbound remittances of currency, which could impact the value, in U.S. dollars, of our investments.
Conditions in commodity markets impact the valuations of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations, as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather-related factors. If the operating partners for certain of our investments or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if customers defer purchases of or seek substitutes for these products, these investments or portfolio companies could experience lower operating income which may in turn reduce their valuation. With respect to our energy investments, when commodity prices decline, or if a decline is not offset by other factors, we would expect the value of these investments to be adversely impacted, to the extent unhedged. In general, we expect downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given those commodity prices are an input in our valuation models. The reverse is true for upward price movements. However, because we may use near-term commodity derivative transactions to hedge our exposures, long-term oil and natural gas prices may be a more significant driver of the valuation of our energy investments than spot prices. Apart from our direct energy investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may also benefit from an increase or suffer from a decline in commodity prices.
The market values of commercial real estate assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes, tenant demand, market occupancy and rental rate trends, and capitalization rates and valuation trends. The macroeconomic environment, prevailing real estate fundamentals and micro-market dynamics where real estate property is located are all factors that impact valuations of our real estate investments. Office real estate valuations in the U.S. and globally, in particular, proved to be highly volatile during 2023 as a based on a variety of more challenging macroeconomic fundamentals described above, including as a result of tenant demand and employees of potential tenants continuing to work from home at a higher frequency than many expected.

The valuations of our investments can be impacted by many other factors unrelated to market or economic conditions, including (i) geopolitical developments and other local and global events, (ii) natural disasters and catastrophes, including public health crises, (iii) data security breaches and cyber-security failures, and (iv) material litigations, governmental sanctions, or the failure to comply with applicable law. The valuation of our investments may also be impacted by other factors that may or may not be foreseeable or in our control, for example: decreasing revenues, increasing costs, credit rating downgrades, difficulty in obtaining financing on attractive terms or at all, financial losses, contractual defaults, or insolvency. These and other risks that have impacted, and may continue to affect, the valuation of our investments are described in “—Risks Related to Our Business,” as most of these risks to our business also are risks to the valuation of our investments.
To the extent these and other risks were to occur to one of our portfolio companies or other investments, then it is likely that the value of such investment would be materially and adversely affected, which would be expected to contribute to an adverse impact to our financial results.
Our investment activities have significant liquidity requirements, and changes in debt or equity markets may materially and adversely affect our investment activities.
Our liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time or, in other cases, involve capital that is able to be withdrawn more frequently by investment vehicle investors, subject to certain limits. Commitments to our investment vehicles and our insurance subsidiaries will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them or achieve the valuations of such investments.
Moreover, our investment vehicles and our insurance subsidiaries use leverage to fund their investments and to enhance their returns. For example, our investment vehicles regularly seek to have credit facilities as subscription lines to bridge capital commitments. If a lender under one or more of our or our investment vehicles’ credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our investment vehicles may face disruptions in operations. In addition, concerns about, or a default by, one large market participant could lead to significant liquidity problems for other market participants, which may in turn expose us to significant losses. Counterparty default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. We may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce these risks effectively, which, if left unmitigated, could have a material adverse effect on our investments.
Liquidity conditions in both equity and credit capital markets may tighten and affect the availability and cost of capital for our investment vehicles’ portfolio companies. For example, changes in the debt financing markets may negatively impact our ability to obtain attractive financing for our investments or to refinance existing debt, and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially adversely impact our financial results or negatively impact our business in other ways. With respect to our private equity and real assets businesses, if we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, we may have difficulty completing otherwise profitable acquisitions or may generate lower profits, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, the issuance of CLOs relies on the use of leverage, including various secured and unsecured borrowings.
Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including changes to short-, medium- or long-term interest rates, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired or financed. An increase in either the general levels of interest rates or in the risk spread demanded by lenders or other debt holders would also make it more expensive to finance investments. During periods of rising or higher interest rates, certain investments with floating interest rate loans may have greater challenges in meeting their debt service obligations if their benchmark interest rates were to rise materially, or if these investments’ lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our investments and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain assets or investments and the ability of our balance sheet assets, funds and their portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interest when due, and may cause those companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.

Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of us and these portfolio companies. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in the investment income earned by us.
In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing. Many of our investment vehicles have credit lines, and if a lender under one or more of these credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our investment vehicles may face liquidity problems. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large market participant could lead to significant liquidity problems for other market participants, which may in turn expose us to significant losses. We may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce these risks effectively, which, if left unmitigated, could have a material adverse effect on our investments.
In addition, LIBOR and certain other floating rate benchmark indices to which our floating rate debt historically was tied to are the subject of recent national, international and regulatory guidance and reforms. Transition away from LIBOR as a benchmark reference for interest rates may affect the cost of capital and require amending or restructuring existing debt instruments and related hedging arrangements for our investment vehicles and our portfolio companies, and may impact the value of floating rate securities or loans based on LIBOR that we (including our insurance subsidiaries) or our investment vehicles have held, all of which may result in additional costs or adversely affect our investments.
In January 2021, International Swaps and Derivatives Association amended the definitions used in derivative contracts to incorporate Secured Overnight Financing Rate (“SOFR”) as the successor rate to LIBOR. Furthermore, on December 16, 2022, the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) adopted the final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that replaced LIBOR in certain financial contracts after June 30, 2022. Remaining tenors of USD LIBOR ceased to be published as of June 30, 2023 in the United States, and SOFR became the predominant replacement for LIBOR. On April 3, 2023, the FCA announced its decision to require LIBOR’s administrator to continue to publish certain LIBOR short tenors pursuant to an unrepresentative synthetic methodology through September 30, 2024 and thereafter is expected to be permanently discontinued.
Certain credit assets held by our investment vehicles and our insurance subsidiaries and long-term indebtedness incurred by our investment vehicles, our insurance subsidiaries and our portfolio companies may have residual exposure that bears interest at variable interest rates, including rates linked to LIBOR. We, our investment vehicles and our portfolio companies have other LIBOR-based debt instruments and related hedging arrangements that may require amending or restructuring, which may be difficult, costly and time consuming. In situations where our existing LIBOR-based contracts do not contain clear fallback language governing the transition to a successor reference rate, we or our investment vehicles could incur increased costs, including litigation-related costs, related to the determination of an appropriate successor rate.
Dependence on significant leverage in our investments could adversely affect our ability to achieve attractive rates of return on those investments.
Because many of our investments often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of indebtedness at attractive rates, which are based, in part, on market interest rates that can fluctuate along with other market and economic conditions. Our credit funds and insurance companies use varying degrees of leverage when making investments. Similarly, private equity investments often include the issuance of high yield debt securities or leveraged loans. In many private equity investments, indebtedness may constitute a substantial majority of a portfolio company's total capitalization. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our investment vehicles and our portfolio companies.

In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. These standards have generally required banks to hold more capital than under the previous capital framework, reduce leverage and improve liquidity standards, and bank supervisory authorities, including in the United States, which may in the future, adopt additional related standards that require banks to further increase their capital or liquidity. U.S. federal banking regulators have adopted, and continue to adopt, update and amend, final regulations to implement these standards for U.S. banking organizations. These and similar banking regulations implemented by federal and state banking regulators may limit the amount or availability of debt financing, may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
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
Among the sectors particularly challenged by downturns in the global credit markets are the CLO and leveraged finance markets. We have significant exposure to these markets through our CLO vehicles. There can be no assurance that market conditions giving rise to these types of consequences will not occur, re-occur, subsist or become more acute in the future. Our CLO vehicles have historically experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral during downturns in credit markets. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk. Each of these vehicles is a special purpose company that issues to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO holdings are deeply subordinated, representing the CLO vehicle's substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment. These loans and bonds also generally involve a higher degree of risk than investment grade rated debt, including the risks described in the paragraphs above. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO, which may impact our cash flows. The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated as a result of an event of default or by holders of the senior notes. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and we may be materially and adversely affected. Many of our credit-oriented investment vehicles, including CLO vehicles, regularly use significant leverage to finance their assets. An inability of such vehicles to continue to raise or utilize leverage, to refinance or extend the maturities of their outstanding indebtedness or to maintain adequate levels of collateral under the terms of their CLOs limit their ability to grow their business, reinvest principal cash, distribute cash to us or fully execute their business strategy, and our results of operations may be materially and adversely affected. If these vehicles are unable to maintain their operating results and access to capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. These CLO strategies and the value of the assets of such CLO vehicles are also sensitive to changes in interest rates because these strategies rely on borrowed money and because the value of the underlying portfolio loans can fall when interest rates rise. If interest rates on CLO borrowings increase and the interest rates on the portfolio loans do not also increase, the CLO strategy is unlikely to achieve its projected returns. Also, if interest rates increase in the future, our CLO portfolio will likely experience a reduction in value because it would hold assets receiving below market rates of interest.

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
Various exposures to, and investments in, the securities of leveraged companies or companies that are experiencing significant financial or business difficulties involve significant risks.
We have equity and debt investments in companies that have a significant amount of leverage as well as companies that are currently experiencing, or in the future may experience, significant financial or business difficulties. Our traditional private equity funds typically finance their equity investment in a portfolio company with high yield debt securities and/or leveraged loans. Our real assets funds also often finance a portion of their investment using debt. Certain credit investment vehicles, including CLOs, also hold securities or financial instruments of highly leveraged companies, other companies that are experiencing significant financial or business difficulties or otherwise below investment grade debt. Investments in leveraged companies or companies experiencing financial or business difficulties generally entail greater risk, and such investments are also inherently more sensitive to declines in their company’s revenues, increases in their company’s expenses, interest rate changes, and other adverse economic, market and industry developments. High yield, below investment grade or unrated debt is often less liquid than investment grade rated debt, and loans and other forms of debt that are not marketable securities are also not liquid. For further information about the fair market value of investment grade corporate loans and securities we indirectly hold through our CLO vehicles that have a below investment grade rating as of December 31, 2023, see Note 2 "Summary of Significant Accounting Policies—Significant Account Policies - Asset Management—Investments" in our financial statements
The incurrence of a significant amount of indebtedness by a company could, among other things, subject the entity to a number of restrictive covenants, terms and conditions, any violation of which would be viewed by creditors as an event of default and could materially impact our ability to realize value from our investment; allow even moderate reductions in operating cash flow to render it unable to service its indebtedness; give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the company’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities; limit the entity's ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt; limit the company’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and limit the company’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.
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

Certain of our investment vehicles, especially in our strategic investment group credit strategy, may hold interests in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated investment vehicles or portfolio companies. Companies that were not in financial distress at the time we or our investment vehicles made investments may in the future require work-outs, liquidations, reorganizations, bankruptcies or similar transactions, and as a result, become subject to the same risks described above. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.
Our equity investments and some of our debt investments rank junior to investments made by others, exposing us to greater risk of losing our investment.
In addition, in many cases, the companies in which we or our investment vehicles invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our or our investment vehicle's investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our or our investment vehicle's investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. In addition, debt investments made by us or our investment vehicles in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, the ability of us or our investment vehicles to influence a company's affairs and to take actions to protect an investment will likely be substantially less than that of the senior creditors.
The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.
Before making our investments, we conduct due diligence that we believe to be reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, ESG, technological, cyber-security, data privacy, regulatory and legal issues in determining whether or not to proceed with an investment. Outside consultants, legal advisors, accountants and investment banks are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies or carve-out transactions for which only limited information is available.
Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our investment vehicles invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our investment vehicles invest throughout jurisdictions that have material perceptions of corruption according to international rating standards. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations.

The due diligence conducted for certain of our strategies is limited to publicly available information. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant considerations that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities. We also cannot be certain that our due diligence investigations will result in investments being successful or that the actual financial performance of an investment will not fall short of the financial projections we used when evaluating that investment.
We often pursue investment opportunities that involve unique business, regulatory, legal or other complexities, including complexities arising from the large size of our investment or from a lack of control over the investment, which involves significant risks.
We often pursue complex investment opportunities, which can often involve substantially greater business, regulatory or legal complexities compared to investments made by traditional asset managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time consuming to finance and execute, and it can be more difficult to manage or realize value from these types of investments. Other risks that are often inherent in these kinds of transactions include the following:
•Our transactions may entail a high level of regulatory scrutiny, and our investment may be subject to complex regulatory requirements and instances of non-compliance at the investment level may subject us to reputational harm or, in certain cases, liability.
•Our transactions may involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments. These complex tax structures are costly to establish, monitor and maintain, and as we pursue a larger number of transactions across multiple assets classes and in multiple jurisdictions, such costs will increase and the risk that a tax matter is overlooked or inadequately or inconsistently addressed will increase.
•We or our investment vehicles may acquire an investment that is subject to significant liabilities, including contingent liabilities, which could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present, which could result in material unforeseen losses.
•We rely on the management of our portfolio companies or other third party operators to provide for financial projections and other information about their companies, businesses or assets, which may not be accurate or realistic and thus could result in performance to fall short of our expectations or even result in bankruptcy. We also rely on the management of our portfolio companies or other third party operators, and their systems and processes, for ongoing financial and other information in support of the valuations of our investments in or with them.
•In connection with the disposition of an investment in a portfolio company, we or an investment vehicle may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business, and we or our investment vehicles may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate; these arrangements may result in the incurrence of contingent liabilities by us or an investment vehicle, even after the disposition of an investment.
We often make investments in companies, businesses and assets that, in of themselves, involve a high degree of risk, including those: (1) that have limited financial resources and may be unable to meet their obligations under their outstanding indebtedness, which may be accompanied by a significant deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt, (2) that significantly depend on their founders and other key persons, the loss of whom could materially and adversely impact the investment, (3) that are businesses or divisions acquired from larger operating entities that require significant and costly rebuilding or replacement of business operations functions, (4) that are subject to litigation or regulatory scrutiny or may be at risk of having significant failures to comply with law (including practices or issues which may not be discovered through due diligence), (5) that are engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and require substantial additional capital to support their operations, finance expansion or maintain their competitive position, and (6) that operate in an industry that is subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the financial services industry, telecommunications industry, defense and government services industry, healthcare industry, oil and gas industry, waste management industry and food industry.

In addition, as we depend on the efforts, skills, reputations, business contacts, and conduct of individuals affiliated with our portfolio companies (including employees of such portfolio companies), we may be adversely affected, including our reputation, if there is misconduct by senior management or other employees of portfolio companies in which we invest, including through successor liability, and we may be unable to control or mitigate such misconduct. Such misconduct may also negatively affect the valuation of our investments in such portfolio companies. See “—Risks Related to Our Business—We depend on the efforts, skills, reputations, business contacts, and conduct of our employees and our ability to retain our employees and to recruit prospective employees” for human capital-related risks that also are applicable for us with respect to portfolio companies and other investments.
We also make large private equity and real assets investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and exiting larger deals may present incremental challenges. In addition, larger transactions may pose greater challenges in implementing changes in the company's management, culture, finances or operations, and may entail greater scrutiny by regulators, interest groups and other third parties. These constituencies may be more active in opposing larger investments by private equity firms. In some transactions, the amount of equity capital that is required to complete a large capitalization private equity or real asset transaction may be significant and may require significantly more capital than is then available for investment by our investment funds. The consequences to us and our investment vehicles of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we could be required to commit significant amounts of our capital to such large investments.
When we enter into large transactions where the overall size may exceed what we consider appropriate for our investment vehicles, we often seek to syndicate a portion of our capital commitment. A syndication transaction involves KKR seeking third parties to commit equity to our investments, typically as passive co-investors, so that our firm can retain a level of control over the investment. However, if we are unable to syndicate all or part of such commitment, or if such co-investors fail to fund their commitments, we may be required to fund the remaining commitment amount from our balance sheet. If we are required to keep on our balance sheet a large portion of the capital commitment that could not be syndicated to third parties, poor performance of such large investment may have a material adverse impact on our financial results. Alternatively, we may enter into consortium transactions, which involves an equity investment in which two or more firms serve as equity sponsors. Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors. Accordingly, we may not be able to control decisions, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described herein.
In addition, we and our investment vehicles hold investments that include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired through trading activities or through purchases of securities from the issuer, or we may purchase such instruments and securities on a principal basis. Our investment vehicles may acquire minority equity interests, particularly when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of an consortium transaction or through many of our credit funds. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Non-control investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree, or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests.
The failure of our investments, whether because of the material diminution of value, bankruptcy, failure to comply with laws, or otherwise, could subject us to various adverse effects in addition to adversely affecting our financial results, including causing us reputational harm, the diminished ability to raise successor funds or new investment vehicles, and limitations on our ability to invest in similar companies, regions or industries in the future.

We make investments that are highly concentrated by type of issuer, geographic region, asset types, or otherwise.
The governing agreements of our funds and other investment vehicles contain only limited investment restrictions and only limited requirements as to diversification of investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. We also manage funds that invest in a single asset class such as growth equity, infrastructure or real estate, or funds that focus on particular geographic region. Because a significant portion of an investment vehicle's capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a material adverse impact on such investment vehicle's capital. Accordingly, a lack of diversification on the part of an investment vehicle could materially and adversely affect an investment vehicle's performance. Similarly, our balance sheet has significant exposures to certain portfolio companies, in particular large investments in a small number of portfolio companies that we have made through our core private equity strategy. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity investment vehicles and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, losses may have an even greater impact on us, as we would directly bear the full extent of such losses. As a result, our financial performance is expected to be subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Balance Sheet Measures" for information on significant investments held on our balance sheet, including a list of the 20 largest investments held on our balance sheet.
Many of our investments are illiquid, and we may fail to realize any profits from our investments for a considerable period of time or lose some or all of the capital invested.
We (including our insurance subsidiaries) and our investment vehicles hold investments in securities that are not publicly traded. In many cases, we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. We will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. Our ability to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our investment vehicles, particularly in our private equity strategy, often entails having representation on the public portfolio company’s board of directors, and we may be restricted in our ability to effect such sales during certain time periods. In addition, market conditions and the regulatory environment can also delay our ability to exit and realize value from these investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our investments. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. Difficult market and economic conditions could increase the cost of credit or cause a degradation in debt financing terms for potential buyers, either of which may adversely impact our ability to identify, execute and exit investments on attractive terms. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In addition, volatile debt and equity markets may also make the exit of our investments more difficult to execute. Government policies regarding certain regulations, such as antitrust law, national security or restrictions on foreign investment in certain of our portfolio companies or assets can also limit our and our investment vehicles’ exit opportunities.
In addition, as many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. Moreover, with respect to investments that we hold directly, we may determine that we may be required to sell these investments alongside our funds’ investments at such times.
We also have made and expect to continue to make significant capital investments in our current and future funds and other investment vehicles. Contributing capital to these investment vehicles is risky, and we may lose some or all of the principal amount of our investments.

Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities.
Investments in real assets, including in portfolio companies with significant holdings of these types of assets, which may include real estate, infrastructure, oil and gas properties and other energy assets, may expose us to increased risks and liabilities that are inherent in the ownership of real assets as compared to investments in other asset classes.
For example, investments in real assets may, among other things, involve the following risks.
•Our investment vehicles, and directly or indirectly KKR through our insurance subsidiaries or general partner interests in our funds, may be subject to increased risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition and may not have been foreseeable. Even in cases where we are indemnified by a seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
•Investments in real assets may be subject to additional risk of liability for personal and property injury, for which we may not be fully insured or indemnified, or impose significant operating challenges and costs, for example with respect to compliance with zoning, environmental or other applicable laws.
•Investments in real assets may be subject to construction risks, including: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) the availability and timely receipt of zoning and other regulatory or environmental approvals; (iii) the availability of construction financing on favorable terms, or at all; (iv) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (v) less than optimal coordination with public utilities in the relocation of their facilities; (vi) natural disasters, adverse weather conditions and unexpected construction conditions; (vii) accidents or the breakdown or failure of construction equipment or processes; and (viii) catastrophic events such as explosions, fires and terrorist activities or cyberattacks, and other similar events. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor. These risks could create substantial unanticipated delays or expenses and, under certain circumstances, could result in prolonged construction periods or prevent completion of construction activities once undertaken, which could cause investments to not be cash generative for a prolonged period or indefinitely.
•Investments in real assets may involve significantly enhanced risks relating to significant catastrophic or force majeure events, which could materially and adversely affect us, including, among other effects, causing personal injury or loss of life, damage to property, or disruptions of service, any of which may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance.
•The management of the business or operations of a real asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in the best interest of the investment, or the breach by an operator of applicable agreements or laws, rules and regulations, including instances of bribery, fraud or other deceptive practices, could have a material adverse effect on us. Real asset investments may involve the subcontracting of activities in respect of projects, and as a result our investments are subject to the risk that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services that it has agreed to perform, and subcontractor insolvency.
•Technology advances, legislative changes, or changes in consumer’s preferences or ESG-focus may decrease the value of our real assets investments.
•Real assets may be especially prone to adverse consequences of climate change and prolonged and potentially accelerating changes in climatic conditions, together with the response or failure to respond to these changes, could have a significant impact on the revenues, expenses and conditions of real assets and our related investments. See "—Risks Related to Our Business—Natural disasters and catastrophes, including public health crises, and potential changes in climate conditions could materially and adversely affect KKR." Although we may invest in a diverse range of real assets, certain types of real assets are subject to heightened risks, including certain infrastructure assets, such as in the renewable energy industry, which is a rapidly evolving market and contractual arrangements related to air craft leasing are impacted by the cyclical and competitive attributes of the airline industry.

Without limiting the foregoing risks, investments that we manage and may make in the future in the oil and gas industry may present specific environmental, safety and other inherent risks. Such investments are subject to stringent and complex foreign, federal, state and local laws, ordinances and regulations specific to oil and gas industries, including, for example, those governing transportation, exploration and production of oil and natural gas. There are also various conservation laws and regulations applicable to oil and natural gas production and related operations, in addition to regulations governing occupational health and safety, the discharge of materials into the environment and other practices relating to environmental protection. Failure to comply with applicable laws, ordinances and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the incurrence of delays in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our operations in affected areas. These laws, ordinances and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible, require additional permits for operations or require the installation of additional pollution control equipment, the costs of each of which could be material and reduce profitability. In addition to the risks listed above, our oil and gas investments are subject to other risks, such as:
•commodity price volatility and realized oil, natural gas and natural gas liquid (“NGL”) prices;
•adverse variations from estimates of reserves, production, prices and expenditure requirements, and associated inability to replace reserves through exploration and development activities;
•information technology failures or cyberattacks;
•for non-operated properties, dependence on the skill, ability and decisions of third-party operators, their exploration, development, drilling and completion activities, the timing and cost of drilling, completing and operating wells and their ability to comply with applicable laws, rules and regulations;
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China, and acts of terrorism or sabotage; and
•if commodity prices decline and remain depressed for a prolonged period, the possibility that a significant portion of our development projects becomes uneconomic and cause significant write-downs of the value of our oil and gas properties.
Similarly, investments in both commercial and residential real estate are subject to the specific risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those generally associated with the ownership of real property, such as: general and local economic conditions; changes in supply of and demand for competing properties in an area; fluctuations in the average occupancy; the financial resources of tenants; changes in building, environmental and other laws; energy and supply shortages; various uninsured or uninsurable risks; natural disasters; changes in government regulations (such as rent control); changes in real property tax rates; changes in interest rates; the reduced availability of mortgage funds that may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy; and contingent liabilities on disposition of assets. Our real estate investments are also subject to additional risks, including the following:
•The success of certain investments will depend on the ability to restructure and effectuate improvements in the operations of the applicable properties, and there is no assurance that we will be successful in implementing such restructuring programs and/or improvements;
•If we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction, and the availability of both construction and permanent financing on favorable terms;
•The strategy of our real estate investment vehicles may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing. No assurance can be given that real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available;

•In connection with obtaining commercial loans backed by real estate, the lender will typically require a “bad boy” guarantee, in which our investment vehicles and we (including our insurance subsidiaries) may guarantee liability for environmental liabilities and bad acts including fraud, intentional misrepresentation, voluntary bankruptcy and other acts. It is expected that commercial real estate financing arrangements generally will require "bad boy" guarantees and in the event such guarantee is called, a fund's or our assets could be materially and adversely affected;
•The acquisition, ownership and disposition of real properties carries certain litigation risks pertaining to liabilities arising before, during and after the period of ownership. For example, litigation may be commenced by third parties such as renters or tradesmen with respect to activities that took place prior to the acquisition of such property. After the sale of a real estate asset, buyers may later sue for losses associated with problems alleged not to have been assumed by the buyer; and
•We manage REITs, which may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. REITs depend on their ability to generate cash flow to make distributions and may be impacted by changes in tax laws or by a failure to qualify for tax-free pass through income. Investments in real estate debt investments may be unsecured and subordinated to a substantial amount of indebtedness and may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by our investment vehicle or us, our investment vehicle or we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in assets or businesses that are distressed may have little or no near-term cash flow and involve a high degree of risk. Such investments subject to bankruptcy or insolvency could be subordinated or disallowed.
Our infrastructure investments are also subject to additional risks, including the following:
•the acquisition of infrastructure assets involves substantive continuing involvement by, or an ongoing commitment to, regulatory agencies, which often have considerable discretion to change or increase regulation of the operations of infrastructure assets. There can be no assurance that (i) existing regulations applicable to acquisitions generally or the infrastructure assets will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to infrastructure assets, which might impose conditions on the construction, operations and activities of an infrastructure asset as a condition to receiving regulatory approval or to satisfy regulatory requirements; (iii) the technology, equipment, processes and procedures selected by infrastructure assets to comply with current and future regulatory requirements will meet such requirements; (iv) such infrastructure assets’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. Infrastructure assets may rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Furthermore, regulatory agencies could be influenced by political considerations and could make decisions that adversely affect an infrastructure asset’s business, infrastructure assets may become politicized, which could attract an undesirable level of publicity;
•in many instances, the operation or acquisition of infrastructure assets may involve an ongoing commitment to or from municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the owners of infrastructure assets to a higher level of regulatory control than is typically imposed on other businesses, which could prevent operation of a facility owned by an infrastructure asset, the completion of a previously announced acquisition or sale to third parties, or could otherwise result in additional costs and material adverse consequences to an infrastructure asset and investments in such assets;
•infrastructure investments may require operators to manage such investments, and such operators' failure to comply with laws may materially and adversely affect the value of such investments and cause us serious reputational and legal harm;
•from a commercial perspective, revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties and are consequently subject to heightened counterparty default risk;
•the operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk; and

•services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged and users of applicable services, or government entities in response to such users, may react negatively to any adjustments in rates, which may reduce the profitability of such infrastructure investments'.
Our growth equity strategy invests in emerging and less established companies that are heavily dependent on new technologies where success is less certain.
Our growth equity investment vehicles may make investments in companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets, management teams that may have limited experience working together and, in many cases, negative cash flow, all of which enhance the difficulty of evaluating these investment opportunities and the ultimate success of such investments. Other substantial operational risks to which such companies are subject include: uncertain market acceptance of the company's products or services; a high degree of regulatory risk for new or untried or untested business models, products and services; high levels of competition among similarly situated companies; new competing products and technology; lower barriers to entry and downward pricing pressure; lower capitalizations and fewer financial resources; the potential for rapid organizational or strategic change; and susceptibility to personal misconduct by or departure of key executives or founders. In addition, growth equity companies may be more susceptible to macroeconomic effects and industry downturns, and their valuations may be more volatile depending on the achievement of milestones, such as receiving a governmental license or approval. Growth equity companies generally depend heavily on intellectual property rights, including patents, trademarks and proprietary products or processes. The ability to effectively enforce patent, trademark and other intellectual property laws in a cost-effective manner will affect the value of many of these companies. The presence of patents or other intellectual property rights belonging to other parties may lead to the termination of the research and development of a portfolio company's particular product. In addition, if a portfolio company infringes on third-party patents or other intellectual property rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies at a high cost.
We make investments in companies and assets that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States or materially exacerbate risks associated with investing in companies and assets based in the United States.
We invest a significant portion of our assets under management in the equity, debt, loans or other securities of issuers and in other assets that are based outside of the United States. Investing in companies or assets that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies or assets established in the United States. These risks may include the following:
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
•lack of uniform or robust accounting, auditing, financial reporting standards, practices and disclosure requirements, and less government supervision and regulation;
•less stringent requirements relating to fiduciary duties;
•fewer investor protections; and
•greater price volatility.
See also “—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR,” “—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR,” and “—Risks Related to Our Business—Geopolitical developments and other…”
Third-party investors in our investment vehicles with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect an investment vehicle's operations and performance.
Investors in our funds and certain other investment vehicles make capital commitments that our funds and other investment vehicles are entitled to call from those investors at any time during prescribed periods. We depend on these investors fulfilling their commitments when we call capital from them in order for such investment vehicles to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any such investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of existing investment forfeited in that investment vehicle. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the investment vehicle. If an investor has invested little or no capital, for instance, early in the life of the investment vehicle, then the forfeiture penalty may not be as meaningful. Investors may in the future also negotiate for lesser or reduced penalties at the outset of the investment vehicle, thereby inhibiting our ability to enforce the funding of a capital call. If our investment vehicle investors were to fail to satisfy a significant amount of capital calls for any particular investment vehicle or investment vehicles, the operation and performance of those investment vehicles could be materially and adversely affected.
Our business activities may give rise to a conflict of interest with our clients.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities among our various investment vehicles and also our own investments made by our balance sheet, which includes our insurance subsidiaries. For example:

•In pursuing the interest of our fund investors, we may take actions that could reduce our AUM or our profits that we could otherwise realize in the short term;
•We may be required to allocate investment opportunities among investment vehicles that may have overlapping investment objectives, including vehicles that may have different fee structures, and among KKR investment vehicles (including vehicles in which KKR employees may invest) and third-party co-investors;
•We may decide to transfer (or not to transfer) assets owned by us on our balance sheet to investment vehicles or accounts we manage, which could give rise to claims of conflicts of interest, including with respect to the nature of these assets and the method by which they were valued;
•We may, on behalf of our investment vehicles or our balance sheet (including our insurance subsidiaries), buy, sell, hold or otherwise deal with securities or other investments that may be purchased, sold or held by our other investment vehicles or that are otherwise issued by a portfolio company in which our investment vehicles or we invest. Conflicts of interest may arise between an investment vehicle, on one hand, and KKR (including our insurance subsidiaries), on the other, or among our investment vehicles, including those relating to the purchase or sale of investments, the structuring or exercise of rights with respect to investment transactions, and the advice we provide to our investment vehicles and our insurance subsidiaries. For example, KKR or a specific investment vehicle may sell an investment at a different time or for different consideration than other investment vehicles;
•We may invest on behalf of our investment vehicles, or for our own account, in a portfolio company of one investment vehicle that is a competitor, service provider, supplier, customer, or other counterparty with respect to a portfolio company of another investment vehicle;
•We may structure an investment in a manner that may be attractive to investment vehicle investors from a tax perspective even though KKR is required to pay corporate taxes;
•A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular investment vehicle or our own account may result in our having to restrict the ability of other investment vehicles to take any action with regards to that company or its securities;
•Our fiduciary obligations to our investment vehicle investors may preclude us from pursuing attractive proprietary investment opportunities, in particular as we enter into strategic relationships with broad investment mandates similar to the investments we make with our balance sheet;
•Conflicts may arise in allocating investments, time, services, expenses or resources among the investment activities of our investment vehicles, KKR (including our insurance subsidiaries), other KKR-affiliated entities and the employees of KKR;
•Our employees have made personal investments in a variety of our investment vehicles, which may result in conflicts of interest among investors of our investment vehicles or stockholders regarding investment decisions for these investment vehicles;
•Our entitlement to receive carried interest from many of our investment vehicles may create an incentive for us to make riskier and more speculative investments on behalf of an investment vehicle than would be the case in the absence of such an arrangement. In addition, for our investment vehicles that pay carried interest based on accrued rather than realized gains, the amount of carried interest to which we are entitled and the timing of its receipt will depend on our valuation of the investment vehicle's investment;
•Under the 2017 Tax Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain, which may create a conflict of interest between the limited partner investors (whose investments would receive such capital gain treatment after a holding period of only one year) and the general partner on the execution, closing or timing of sales of an investment vehicle's investments in connection with the receipt of carried interest;
•From time to time, one of our funds or other investment vehicles (including CLOs) may seek to effect a purchase or sale of an investment with one or more of our other funds or other investment vehicles in a so-called "cross transaction," or we (including our insurance subsidiaries) as a principal may seek to effect a purchase or sale of our investment with one or more of our funds or other investment vehicles in a so-called "principal transaction";

•A dispute may arise between our portfolio companies, and if such dispute is not resolved amicably or results in litigation, it could cause significant reputational harm to us, and our investment vehicle investors may become dissatisfied with our handling of the dispute;
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
In addition, allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that investors in our investment vehicles or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements, or our own policies cannot be eliminated. Moreover, the perception of noncompliance with such requirements or policies could harm our reputation with fund investors. As with our investment allocation decisions generally, there is a risk that regulators or investors in our investment vehicles could challenge our allocations of co-investment opportunities or fees and expenses. For example, any steps taken by the SEC to preclude or limit certain conflicts of interest would make it more difficult for our investment vehicles to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
In addition, our investment vehicles also invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we (including our insurance subsidiaries) or our investment vehicles may invest in different parts of the same company's capital structure. For example, our credit investment vehicles may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity investment vehicles. In those cases, the interests of KKR and our investment vehicles may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit investment vehicle's debt investments to additional or increased risks.
We may also invest, or cause different investment vehicles to invest, in a single portfolio company, for example, where the investment vehicle that made an initial investment no longer has capital available to invest. In certain cases, we may require that a transaction or investment be approved by fund investors or their advisory committees, be approved by a committee of independent directors of Global Atlantic, be approved by an independent valuation expert, be subject to a fairness opinion, be based on arm's-length pricing data or be calculated in accordance with a formula provided for in an investment vehicle's governing documents prior to the completion of the relevant transaction or investment to address potential conflicts of interest. Such instances include principal transactions where we or our affiliates warehouse an investment in a portfolio company for the benefit of one or more of our investment vehicles pending the contribution of committed capital by the investors in such investment vehicles, follow-on investments by an investment vehicle other than an investment vehicle that made an initial investment in a company, or transactions in which we arrange for one of our investment vehicles to buy a security from, or sell a security to, another one of our investment vehicles.
While we will try to mitigate these conflicts of interests, or when transactions may be suitable for multiple accounts, including our insurance subsidiaries and our own balance sheet, we may be unsuccessful in such mitigation efforts, or we may be obliged to take an action or refrain from taking an action that would be advantageous to us as a firm. To the extent we are unable to effectively manage these conflicts of interest, our reputation, business and financial results may be adversely affected.
Appropriately dealing with actual or perceived conflicts of interest is complex and difficult and we could suffer reputational damage or potential liability if we fail, or appear to fail, to deal appropriately with conflicts as they arise. Regulatory scrutiny on, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could in turn materially and adversely affect our business in a number of ways, including as a result of an inability to raise additional investment vehicles, an inability or unwillingness for customers to enter into or establish new insurance business with Global Atlantic without material restrictions or at all, and a reluctance of counterparties to do business with us.

Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis, and certain of our investment advisory agreements may be terminated with minimal notice.
Unlike investors in our traditional real estate and infrastructure funds, which in general do not permit redemptions of their fund interests until the liquidation of the funds upon their scheduled dates to terminate, our core real estate and infrastructure funds permit their investors to redeem their fund interests from time to time. Substantial redemptions could be triggered by a number of events, including investment performance, events in the markets, significant change in our personnel, our removal or replacement as the investment manager of the investment vehicle, legal or regulatory issues that investors perceive to have a bearing on the investment vehicle, or other events. While the general partner of such funds has no obligation to take any actions to satisfy redemption requests other than out of available cash in the investment vehicle, actions taken to meet substantial redemption requests could result in material adverse effect to the fund’s investments, ability to make new investments, or otherwise be able to achieve its investment objects, which could negatively impact our financial results.
Investors in certain of our leveraged credit investment vehicles may generally submit redemptions to redeem their investments on a quarterly, monthly, or other periodic basis (subject to, in some cases, the expiration of a specified period of time or, in certain cases, a withdrawal fee on withdrawals before the expiration of a specified period), subject to the applicable investment vehicle’s specific redemption provisions. Factors that could result in investors leaving our investment vehicles include changes in interest rates that make other investments more attractive, changes in or rebalancing due to investors’ asset allocation policy, changes in investor perception regarding our focus or alignment of interest, unhappiness with an investment vehicle’s performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, and performance and liquidity needs of investment vehicle investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our investment vehicles or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
We also currently sponsor, and expect to further sponsor, investment vehicles that are offered to individual investors where the terms of such vehicles typically permit periodic redemptions in accordance with the terms set forth in their applicable disclosure documents. There is a risk that such vehicles will lack adequate liquidity to satisfy any unexpected redemption requests, which may occur for a variety of reasons, including, in addition to the ones identified above, compliance obligations of their investors and increases in their investors’ liquidity needs, which tend to be more pronounced during periods of market volatility and which may escalate in any period and be particularly pronounced for investment vehicles whose governing agreements permit investment vehicle investors, up to certain limits or caps, to submit redemption requests periodically, including potentially as frequently as monthly. Any such redemptions would decrease our AUM and revenues. While terms such as caps or limits on redemption amounts may potentially reduce some of the risks around liquidity, decreased AUM and revenues and other concerns, there could still be significant and materially adverse reputational harm caused by redemption requests that in the aggregate trigger any caps or limits that legally permit our vehicles to “gate” or not honor redemption requests, and this could also cause materially adverse harm to the respective investment vehicle. During periods of market volatility, investor subscriptions to such vehicles are likely to be reduced, and investor redemption or repurchase requests are likely to be elevated, which may negatively impact the fees we earn from such vehicles.
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
A portion of assets invested in our investment vehicles in the Credit and Liquid Strategies business line are managed through separately managed accounts or entities structured for investment by one investor or related investors whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account or single entity mandates. The investment management agreements we enter into in connection with managing separately managed accounts or entities on behalf of certain clients may be terminated by such clients on little or no notice. In addition, we provide sub-advisory services to other investment advisers and managers. Such investment advisers and managers could terminate our sub-advisory agreements on little or no notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a material adverse impact on our revenues.

In addition, certain investment vehicles in our Credit and Liquid Strategies business line are registered under the Investment Company Act as management investment companies. These investment vehicles and their respective investment advisers are subject to the Investment Company Act and the rules thereunder. The management fees we and our affiliate receive for managing registered investment companies and BDCs will generally be subject to contractual rights the company’s board of directors has to terminate KKR’s or our affiliate’s management of an account on as short as 60 days’ prior notice. Termination of these agreements would reduce the fees we earn from the relevant investment vehicles, which could have a material adverse effect on us.
Finally, certain of our investment management agreements with clients, including our agreements with KREF, Crescent, Global Atlantic and other investment vehicles, may be terminated by the client based on the terms stated in those agreements, which include the possibility to terminate due to materially poor investment management.
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
•A fund of funds is subject to unique risks related to the limited rights it has to withdraw, redeem, transfer or otherwise liquidate its investments from the underlying hedge funds or other funds in which it invests, including restrictions on the redemption of capital and on the amount, frequency, timing and size of redemptions;
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
•Hedge funds may enter into CDS as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. For example, purchasing securities to close out short positions can itself cause the prices of the securities to rise further, thereby exacerbating the loss;
•Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty;
•The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position;
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
•Hedge funds may rely on computer programs, internal infrastructure and services, quantitative models (both proprietary models and those supplied by third parties) and information and data provided by third parties to trade, clear and settle securities and other transactions, among other activities, which are critical to the oversight of certain funds’ activities. If any such models, information or data prove to be incorrect or incomplete, any decisions made in reliance thereon could expose the funds to potential risks. Any hedging based on faulty models, information or data may prove to be unsuccessful and adversely impact a fund’s profits;

•Hedge fund investments are also subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by many factors, including market and economic conditions and geopolitics. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. Hedge funds and funds of these hedge funds may also be subject to extensive regulations, including those of CFTC; and
•The timing and receipt of incentive fees earned as part of our hedge fund partnerships are also highly dependent on the net asset value of these funds and their investment strategies, which could add to volatility in our quarterly results and cash flow, as we are exposed to the volatility and fluctuations in financial results of these hedge fund managers and could become exposed to lawsuits or other liabilities arising from their business and operations.
Our investments in hedge fund managers may subject us to additional regulatory complexities or scrutiny if we are deemed to control the company for regulatory purposes, despite our minority interest. These asset managers may also be dependent on their founders and other key persons, and the loss of these key personnel could adversely impact our investment.
To the extent the financial condition of one or more of our third-party hedge fund managers with which we have hedge fund partnerships is adversely affected by these risks, our financial results would be adversely effected.
Risks Related to our Insurance Activities
Through our ownership of Global Atlantic, we operate an insurance business, which is subject to material risks and uncertainties that are different from, and incremental to, the risks relating to KKR’s asset management business or KKR’s management of Global Atlantic’s investments.
The Global Atlantic acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.
The acquisition of Global Atlantic may still result in material difficulties and costs, both for KKR and for Global Atlantic, which may be exacerbated now that KKR owns 100% of Global Atlantic as of January 2, 2024. In addition, we may still be unable to realize all of the anticipated benefits of the Global Atlantic acquisition, including whether the Global Atlantic business will continue to operate and grow in the manner we anticipate. A significant portion of the benefit of the acquisition is anticipated to come from KKR's role as investment adviser for Global Atlantic's insurance subsidiaries. Prior to KKR's acquisition of a majority stake in Global Atlantic in 2021, KKR had not managed the entirety of the investment assets of an insurance company or assets of insurance companies at this scale. With respect to Global Atlantic, such difficulties will continue to include complying with financial reporting and disclosure requirements as a subsidiary of a public company and the costs of remediating such difficulties. With respect to KKR, such difficulties include unknown potential liabilities from owning Global Atlantic, such as potential regulatory changes or claims from former investors in Global Atlantic.
In addition, Global Atlantic's historical growth rates may not be indicative of its future growth, Global Atlantic may not be able to identify attractive insurance markets, reinsurance opportunities or investments with returns that are as favorable as Global Atlantic's historical returns or grow new business volumes at historical levels, or Global Atlantic may not effectively manage its growth. To maintain or increase investment returns, it may be necessary to expand the scope of Global Atlantic's investing activities to asset classes in which Global Atlantic historically has not invested, which may increase the risk of Global Atlantic's investment portfolio. Growth opportunities may be in new or adjacent product offerings and in new jurisdictions where Global Atlantic historically has had less experience. Pursuing opportunities in these new areas may subject Global Atlantic to new and complex insurance regulations and business considerations. If Global Atlantic is unable to find or manage profitable growth opportunities, it will be more difficult for Global Atlantic to continue to grow and could materially affect Global Atlantic. In addition, if preferences for Global Atlantic's individual or institutional products change or Global Atlantic is unable to offer competitive pricing and attractive terms, Global Atlantic's revenues and results of operations may be materially and adversely impacted. Moreover, as an insurance company, Global Atlantic's ability to grow is dependent on the sufficiency of its capital base to support that growth. Global Atlantic may need to seek additional capital to manage its growth, and Global Atlantic may not be able to maintain its current strong capital position as it grows. As Global Atlantic grows, it must invest additional assets, which poses increased investment risk. Growth may also increase the risk of service problems, and Global Atlantic may need to expend additional resources to provide consistent service. Any service problems may cause reputational harm or increased scrutiny by regulators. Future growth will also impose added responsibilities on Global Atlantic's management and will introduce additional regulatory complexity.

Many of the foregoing factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could adversely affect KKR.
Volatile market and economic conditions, including sustained periods of low interest rates, a sustained increase in interest rates and other interest rate fluctuations, may adversely affect our insurance business.
Global Atlantic's benefit liabilities are sensitive to changing market and economic conditions, in particular benefit liabilities related to Global Atlantic's fixed-indexed annuity and indexed universal life products and products with guaranteed minimum withdrawal or surrender or secondary guarantee features. In times of difficult market and economic conditions, Global Atlantic's policyholders may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies, or there could be an elevated rate of defaults within certain of Global Atlantic's investments. In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing Global Atlantic's products. Global Atlantic has from time to time experienced an elevated incidence of life insurance claims during periods of increased unemployment, which may adversely impact utilization of benefits relative to Global Atlantic's assumptions. The estimated cost of providing guaranteed minimum withdrawal and death benefits of certain insurance products requires Global Atlantic to make various assumptions about the overall performance of equity markets over the life of the product. Therefore, significant declines in equity markets could cause Global Atlantic to incur significant operating losses and capital increases due to, among other reasons, the impact of such decline on guarantees related to Global Atlantic's annuity products, including from increases in liabilities, increased capital requirements and/or collateral requirements associated with certain of Global Atlantic's agreements.
Interest rate risk in particular is a significant market risk for our insurance business, as fluctuations in market interest rates can expose Global Atlantic to the risk of reduced income in respect of its investment portfolio, increases in the cost of acquiring or maintaining its insurance liabilities, increases in the cost of hedging, or other fluctuations in Global Atlantic's financial, capital and operating profile which materially and adversely affect its business. This risk arises from Global Atlantic's holdings in interest rate-sensitive assets and liabilities, which include annuity products and long-duration life insurance policies, derivative contracts with payments linked to the level of interest rates or with market values which fluctuate based on the level of interest rates, and the fixed income assets Global Atlantic owns in its investment portfolio. Interest rate risk also includes adverse changes in customer behavior that may occur as a result of changes in interest rates. Both rising and declining interest rates can negatively affect our insurance business.
Periods of rising or higher interest rates may result in differing impacts on Global Atlantic’s business. We generally expect the yield on new investment purchases and income from any floating rate investments held in Global Atlantic’s investment portfolio to increase as interest rates rise, and higher interest rates also generally tend to increase the demand for certain of Global Atlantic’s products. However, higher interest rates may result in increased surrenders on interest-sensitive products, such as annuity contracts and certain life insurance policies, which may adversely affect Global Atlantic's earnings related to those products. This risk is present across most of Global Atlantic's insurance products, which can typically be surrendered for the cash value, less any applicable surrender charge, at any time. Higher policyholder surrenders may occur in response to rising interest rates as higher crediting rate investments might become available to policyholders in a higher rate environment. Global Atlantic may also need additional liquidity to pay insurance liabilities in excess of its assumptions due to market impacts on policyholder behavior. This increase in surrender outflows may create cash flow mismatches between cash received from Global Atlantic's investments versus cash needed to make policyholder liability payments as policyholders may surrender in higher numbers than expected. This mismatch could result in losses if assets must be liquidated at a loss to meet the increased policyholder obligations, which could result in potentially significant realized losses and a corresponding reduction in net income. If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability, Global Atlantic may not generate its expected earnings on those liabilities.

In addition, the majority of our investments at Global Atlantic are in investment grade credit instruments. An increase in market interest rates could also have a material adverse effect on the value of Global Atlantic's investment portfolio (as rising interest rates will decrease the fair value of Global Atlantic’s credit investments and the value of embedded derivatives associated with funds withheld reinsurance transactions) at a time when Global Atlantic may be forced to liquidate investments. Sales of those investments at a loss, for example to raise cash to meet policyholder obligations upon surrender earlier than expected (as described above) or as Global Atlantic rotates out of investments acquired with new reinsurance transactions to our desired asset mix during a period of rising or higher rates compared to when the investment was acquired, is expected to decrease our net income in that period and such decrease could be significant. In addition, Global Atlantic expects that substantially all of its unrealized losses will not be realized as it intends to hold these investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy. However, if the market or industry- or company-specific factors relating to these investments deteriorate meaningfully Global Atlantic may be required to recognize an impairment to goodwill and may realize losses as a result of credit defaults or impairments on investments, either of which could have a material adverse effect on our results of operations and financial condition. An increase in surrenders or withdrawals also may cause Global Atlantic to accelerate the amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), resulting in a decline in net income. Global Atlantic's cost of insurance on new business is generally expected to be elevated, including higher hedging costs, during a higher rate environment, as benefits to policyholders on new business will generally be higher.
During periods of falling interest rates, Global Atlantic may also face cash flow mismatches between interest earned on its investment portfolio and policy liabilities that may be crediting higher rates. When rates decline more policyholders might hold onto their products than expected because those products seem more attractive. However, Global Atlantic's ability to lower crediting rates is subject to several constraints. For instance, minimum crediting rates are filed with and approved by state regulators, and certain products contain interest rate guarantee periods and other characteristics that restrict this ability, among other restrictions. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit Global Atlantic's ability to adjust or maintain crediting rates at levels necessary to avoid decreases in earnings under certain conditions. Prolonged periods of low interest rates could challenge product development and product attractiveness and may also result in Global Atlantic earning lower margins on new business volumes than Global Atlantic has historically earned. Lower interest rates may reduce the demand for Global Atlantic's insurance products, leading to lower sales. In addition, lower interest rates may make the reinsurance solutions Global Atlantic is able to offer more expensive to potential clients, decreasing their interest in executing reinsurance transactions with Global Atlantic. In a period of declining interest rates, Global Atlantic's investment earnings may decline because new investments will likely bear lower interest rates, and Global Atlantic may not be able to fully offset the decline in investment earnings with lower liability costs on the products these investments support. In addition, the yield on Global Atlantic's floating rate assets will decline as interest rates decline, reducing Global Atlantic's investment income. During periods of declining interest rates, life insurance and annuity products also may be relatively more attractive to consumers due to minimum guarantees, resulting in a higher percentage of contracts remaining in force than originally estimated, causing greater claims costs and asset/liability cash flow mismatches. Conversely, management actions to reduce rates on inforce contracts in response to declining interest rates may result in greater surrenders than originally estimated, which may adversely affect Global Atlantic's earnings related to those products. While Global Atlantic seeks to cash-flow match its assets to its policy liabilities, greater market volatility and uncertainty has made matching more difficult. To the extent that Global Atlantic does not or is unsuccessful in cash-flow matching, our insurance business will face the risk of having to reinvest in lower-yielding assets, reducing investment income. Moreover, certain of Global Atlantic's life insurance policies have a longer duration than available investment assets, and, in a declining rate environment, as assets backing these policies mature, the proceeds may have to be reinvested in lower-yielding assets, reducing investment income.
In addition, calculations of required insurance capital may move with interest rate movements and result in greater capital needs during economic downturns. The value of Global Atlantic’s assets and liabilities are inputs in the calculation of required capital, and the valuation of both assets and liabilities are sensitive to changes in interest rates.
The difference between shorter-term and longer-term rates (also known as the yield curve) may also impact our insurance business. Global Atlantic's investments are typically in longer-duration assets. Accordingly, the crediting rates offered on Global Atlantic's products typically appear more appealing when the yield curve is steeper, and Global Atlantic is better able to differentiate its products from shorter-term alternatives. As such, a flatter yield curve could present challenges to sales in the individual markets line of our insurance business.

We may be required to accelerate the amortization of deferred revenues and expenses, including DAC and VOBA.
Our insurance business incurs significant costs in connection with acquiring new and renewal insurance business. DAC consists of commissions and other costs that are directly related to the successful acquisition of new or renewal insurance contracts. Deferrable sales inducements ("DSI") are generated by annuities that offer enhanced crediting rates or bonus payments to policyholders. VOBA represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. Global Atlantic establishes an unearned revenue reserve ("URR") liability for revenues from certain universal life insurance products that are deferred to future periods and an unearned front-end load ("UFEL") for gross premium in excess of the benefit reserve plus additional insurance liability for certain preneed contracts. For limited pay contracts, a deferred revenue liability ("DRL") that represents the gross premium less the net premium is established. Each of DAC, VOBA, URR, UFEL and DRL requires significant estimates to establish and amortize. In conjunction with the Global Atlantic acquisition, purchase accounting required Global Atlantic to write-down intangibles, including DAC and VOBA, and then reestablish the new VOBA at the fair value for Global Atlantic. These purchase accounting adjustments will impact Global Atlantic's emergence of earnings in the future.
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
Differences between Global Atlantic's policyholder behavior estimates, reserve assumptions and actual claims experience, in particular with respect to the timing and magnitude of claims and surrenders, may adversely affect KKR.
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
While Global Atlantic periodically reviews the adequacy of its reserves and the assumptions underlying those reserves. We cannot determine with precision the amounts that Global Atlantic will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting policy liabilities, together with future premiums, will grow to the level assumed prior to the payment of benefits or claims. For Global Atlantic's directly issued fixed-rate annuities, reserves are equal to policyholder account balances before applicable surrender charges, and lapse, surrender rates and persistency assumptions are important assumptions used in calculating these reserves and drivers of profitability with respect to these products. Advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual longevity or mortality risk profile and other medical breakthroughs that extend lives, could cause Global Atlantic's future experience to deviate significantly from actuarial assumptions, which could adversely impact the level of reserves and profitability. The resulting acceleration of expense amortization, reduced spread or increased payments could have a material adverse effect on our insurance business.
If actual experience differs significantly from assumptions or estimates, certain balances included in Global Atlantic's balance sheet may not be adequate, particularly DAC, VOBA, policy reserves and other actuarial balances. If Global Atlantic concludes that its reserves, together with future premiums, are insufficient to cover future policy benefits and claims, Global Atlantic would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could have a material adverse effect on our insurance business. The increase in the statutory reserves of our insurance subsidiaries may negatively affect liquidity and capitalization.
Changes in regulations relating to reserves, such as implementation of principle-based reserving, may cause fluctuations to the amount of statutory reserves held and could adversely impact our insurance business. The NAIC is developing a new principle-based approach for fixed annuities that, if implemented, could result in higher statutory reserves and may cause greater fluctuations in the amount of statutory reserves held. There can be no guarantee as to whether these changes will be implemented or their impact on Global Atlantic.

Estimates used in the preparation of financial statements and models for insurance products may differ materially from actual experience as these determinations involve a significant degree of judgment.
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
In addition, Global Atlantic employs models to price products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. As Global Atlantic's businesses continue to expand and evolve, the number and complexity of models it employs has grown, increasing exposure to error in the design, implementation or use of models, including the associated data input, controls and assumptions, and the controls in place to mitigate their risk may not be effective in all cases. Limitations or errors in the design, implementation or use of these models may be material and could lead Global Atlantic to make wrong or suboptimal decisions in aspects of its business, which could have a material adverse effect on our insurance business.
Global Atlantic's growth strategy includes reinsurance of insurance obligations written by unaffiliated insurance companies, and its ability to both consummate and realize the anticipated financial benefits from reinsurance transactions is uncertain.
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
If Global Atlantic enters into a reinsurance transaction, there can be no assurance that the transaction will achieve the results expected at the time the transaction is executed. Certain Global Atlantic reinsurance transactions include cessions to third-party reinsurers, exposing Global Atlantic to counterparty risk that may be concentrated. In the event these counterparties become financially distressed, Global Atlantic may recapture liabilities it intended to reinsure off its balance sheet and may require additional capital to back these liabilities. In addition, Global Atlantic assumes servicing for policyholders and if servicing disruptions arise, Global Atlantic may experience customer complaints, regulatory intervention, or other adverse impacts.
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

Global Atlantic sponsors co-investment vehicles ("Co-Invest Vehicles"), including the Ivy Entities, which have capital committed to invest alongside Global Atlantic in certain block reinsurance, pension risk transfer and other reinsurance transactions that Global Atlantic enters into during their investment period. Global Atlantic does not control the Co-Invest Vehicles, and Global Atlantic is subject to the risk that the Co-Invest Vehicles fail or refuse to fund their portion of a particular transaction, in which case Global Atlantic would have contractual remedies against the defaulting Co-Invest Vehicles, but not directly against their shareholders or lenders. Global Atlantic is also subject to the risk that a Co-Invest Vehicle fails to meet its obligations under any funds withheld reinsurance arrangements with Global Atlantic.
As a result of any of the foregoing risks, Global Atlantic may realize materially less than the anticipated financial benefits from reinsurance transactions, or Global Atlantic's reinsurance transactions may be unprofitable or result in losses.
Global Atlantic's actual or perceived financial strength impacts its ability to sell its products, and a downgrade in Global Atlantic's ratings or in the ratings of its insurance subsidiaries could materially and adversely affect Global Atlantic's ability to compete, raise equity or issue debt.
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
If Global Atlantic's capital levels are deemed insufficient, Global Atlantic could be required to reduce its risk profile in order to maintain its current ratings, by, for example, reinsuring and/or retroceding some of Global Atlantic's business, materially altering its business and sales plans or by raising additional capital. Any such action could have a material adverse effect on our insurance business.
Downgrades in Global Atlantic's credit ratings or changes to its rating outlook, or downgrades or changes in outlook to the financial strength ratings of Global Atlantic's insurance subsidiaries, could have a material adverse effect on our insurance business in many ways, including limiting access to distributors, restricting Global Atlantic's ability to generate sales, decreasing profitability, increasing policy lapse activity, limiting access to capital markets and potentially increasing the cost of debt, which could adversely affect liquidity. For example, Global Atlantic believes that a downgrade in the A.M. Best rating of our U.S. insurance subsidiaries could materially impact their sales and access to new distribution relationships. The ability of our subsidiaries to engage in reinsurance transactions—and to do so absent substantial obligations to collateralize performance of their respective obligations—may depend in part on their financial condition and is influenced by their ratings. If an independent rating agency downgrades or withdraws any of Global Atlantic's ratings, Global Atlantic could be limited in, or prevented from, writing any new insurance and reinsurance contracts; some existing contracts may be terminated or may require Global Atlantic to enhance certain credit terms; the pricing terms Global Atlantic can obtain may be adversely affected; and Global Atlantic's borrowing costs or ability to access the capital markets could be materially and adversely impacted. Downgrades in credit or financial strength ratings may increase the regulatory scrutiny to which Global Atlantic and its insurance subsidiaries are subjected. In addition, failure by Global Atlantic to maintain minimum RBC ratio requirements in certain contracts could permit the counterparty to terminate the contract, recapture business or require posting of additional collateral. There is no guarantee that Global Atlantic will be able to maintain its ratings in the future, and we cannot provide any assurances that actions taken by ratings agencies would not result in a material adverse effect on our insurance business.

Global Atlantic faces risks associated with business it reinsures and business it cedes to reinsurers, which could cause a material adverse effect on our insurance business.
As part of Global Atlantic's overall risk management strategy, it cedes business to other insurance companies through reinsurance. Global Atlantic's inability to collect from its reinsurers (including reinsurance clients in transactions where Global Atlantic reinsures business net of ceded reinsurance) on its reinsurance claims could have a material adverse effect on our insurance business. Although reinsurers are liable to Global Atlantic to the extent of the reinsurance coverage it acquires, Global Atlantic remains primarily liable as the direct insurer on all risks that it writes; therefore, Global Atlantic's reinsurance agreements do not eliminate its obligation to pay claims. As a result, Global Atlantic is subject to the risk that it may not recover amounts due from reinsurers. The risk could arise primarily in two situations: (1) Global Atlantic's reinsurers may dispute some of its reinsurance claims based on contract terms, and, as a result, Global Atlantic may receive partial or no payment or (2) Global Atlantic's reinsurers may default on their obligations. While Global Atlantic may manage these risks through transaction-related diligence, contract terms, collateral requirements, hedging, and other oversight mechanisms, Global Atlantic's efforts may not be successful. A reinsurer's insolvency, or its inability or unwillingness to make payments due to Global Atlantic under the terms of the relevant reinsurance agreements, could have a material adverse effect on our insurance business.
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
Conversely, certain of our insurance subsidiaries assume liabilities from other insurance companies. Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to Global Atlantic could cause policyholders of contracts reinsured to Global Atlantic to surrender or lapse their policies in unexpected amounts. In addition, to the extent such ceding companies do not perform their obligations under the relevant reinsurance agreements, Global Atlantic may not achieve the results intended and could suffer unexpected losses. Certain reinsurance transactions require additional operational support, administration, regulatory filings and compliance with jurisdiction-specific laws and regulations, subjecting Global Atlantic to additional scrutiny and risks. These risks could materially and adversely affect our insurance business.
Changes in accounting standards could adversely impact our insurance business.
Global Atlantic's financial statements are subject to the application of GAAP, which is periodically revised, reinterpreted and/or expanded. Accordingly, from time-to-time Global Atlantic is required to adopt new guidance or interpretations, or could be subject to existing guidance as Global Atlantic enters into new transactions or business lines, which may have a material effect on Global Atlantic that is either unexpected or has a greater impact than expected. Upon the February 2021 closing of the acquisition of Global Atlantic by KKR, Global Atlantic established a new accounting basis for purchase accounting, under which all identifiable assets acquired, and liabilities assumed were measured and recorded at fair value as of the date of the closing. In addition, certain accounting standards applicable to public entities became applicable to Global Atlantic.
We adopted, effective January 1, 2023 with a transition date of January 1, 2021, new accounting guidance issued by the FASB for insurance companies that issue or reinsure long-duration contracts such as life insurance and annuities. Going forward, Global Atlantic believes that the new standard will increase volatility in its consolidated financial statements, in particular due to the requirement to remeasure certain policy liabilities each quarter, either at fair value or using current market discount rates, with changes recorded in either net income or other comprehensive income. In addition, the new guidance had a significant impact on Global Atlantic's systems, processes and controls.
In June 2016, FASB issued new guidance on the measurement of credit losses on financial instruments, including reinsurance recoverables, under GAAP. This guidance replaced the incurred loss impairment methodology with a requirement to reflect current expected credit losses in amortized cost instead of recognizing losses as incurred. Following the February 2021 closing of the Global Atlantic acquisition, this standard became applicable to Global Atlantic and required increases in expected credit losses on financial instruments measured at amortized cost, including loan receivables and reinsurance recoverables, which are recognized as a charge to earnings.

The GAAP changes for long-duration contracts, the measurement of credit losses on financial instruments, application of purchase accounting in connection with the February 2021 closing of the Global Atlantic acquisition or other GAAP changes in accounting standards could affect the way Global Atlantic accounts for and reports significant areas of its business, could impose special demands on Global Atlantic in the areas of governance, employee training, internal controls and disclosure, and will likely affect how Global Atlantic manages its business. As a result, the required adoption of future accounting standards could have a material adverse impact on our insurance business.
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
In addition, the NAIC Accounting Practices and Procedures Manual, or the "Accounting Manual," provides that state insurance departments may permit insurance companies domiciled therein to depart from the Statutory Accounting Principles by granting them permitted accounting practices. Global Atlantic makes use of permitted practices today and may seek approval to use additional permitted practices in the future. Permitted practices do not preempt legislative or regulatory changes to the Statutory Accounting Principles. Accordingly, there is a risk that Global Atlantic may not be able to continue to use a previously granted permitted practice. In addition, we cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit Global Atlantic's competitors to utilize advantageous accounting practices that depart from the Statutory Accounting Principles, the use of which is not permitted by the insurance departments of the states of domicile of Global Atlantic's U.S. insurance subsidiaries. Any change in the Statutory Accounting Principles or permitted practices could have a material adverse impact on the capital Global Atlantic is required to hold in its business and consequently on its profitability and ability to grow.
Our Bermuda insurance subsidiaries are licensed to conduct insurance business by the BMA. In 2016, the BMA made significant changes to Bermuda's regulatory and supervisory regimes, to achieve equivalence with the EU's Directive 2009/138EC, as amended (Solvency II). On March 24, 2016, and (retroactively) effective as of January 1, 2016, a number of changes were instituted for commercial insurers and insurance groups to enhance statutory and prudential reporting requirements. In that regard, the BMA implemented the Economic Balance Sheet ("EBS") framework ("EBS Framework"), which is now used as the basis to determine an insurer's enhanced capital requirement. Bermuda-licensed commercial insurers are required to prepare prescribed statutory financial statements. Global Atlantic's Bermuda insurance subsidiaries' financial statements prepared in accordance with GAAP act as the basis on which statutory financial statements are prepared, subject to application of certain prudential filters. These statutory financial statements, in turn, form the starting basis for the preparation of the EBS. The statutory financial statements also form the basis for assessing each Bermuda insurance subsidiary's ordinary dividend capacity, Minimum Margin of Solvency and class of registration as an insurer in Bermuda. The EBS Framework and statutory financial statements are embedded in the BMA's legislative and regulatory regime. The European Insurance and Occupational Pensions Authority conducted a review of Solvency II in 2020 and noted that a number of amendments to Solvency II are required to ensure that the regulatory framework continues as a well-functioning risk-based regime. In 2023, the BMA issued a series of consultation papers exploring updates to its framework, including updated requirements for reserves, capital and governance. The BMA is in the process of implementing these requirements and could propose further updates to certain aspects of the EBS Framework. If any such updates materially increase the ECR, it could materially increase the amount of capital Global Atlantic is required to hold to meet its BSCR and BMA requirements.
Changes to GAAP, SAP, the Bermuda EBS Framework or capital models may be complex, require significant resources to implement and have an impact on our controls, which may be significant. Failure to implement or take appropriate or effective management actions in response to such changes may have a material adverse impact on our insurance business. Global Atlantic can give no assurances that the impacts of current, proposed or future changes to GAAP, SAP, Bermuda EBS Framework, capital models or any components or interpretation thereof, the grant of permitted accounting practices to Global Atlantic's competitors or future changes to legal, accounting, capital or financial regimes will not have a negative impact or material adverse effect on our insurance business.

Global Atlantic may experience volatility in its net income under GAAP due to its funds withheld and modified coinsurance transactions.
Global Atlantic assumes certain policy risks written by other insurance companies via reinsurance that may be on a funds withheld or modified coinsurance basis. Funds withheld coinsurance and modified coinsurance differ from coinsurance and certain other forms of reinsurance in that the assets equal to the net statutory reserves are withheld and legally owned by the ceding company, while the related investment risk is transferred to the reinsurer. Global Atlantic is subject to the investment performance but does not directly control the investments. Under GAAP accounting these funds withheld and modified coinsurance contracts create embedded derivatives for both the ceding company and the reinsuring company, and each embedded derivative must be measured at fair value. The valuation of these embedded derivatives is sensitive to the market environment, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are recorded in investment related gains/losses on the consolidated statements of operation.
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
Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on Global Atlantic.
Certain of Global Atlantic's reinsurance agreements contain triggers that, if breached, may result in the reinsured party having the right to recapture the reinsured business or terminate the reinsurance agreement. A recapture trigger permits the ceding company to reassume under certain circumstances all or a portion of the risk ceded to Global Atlantic. For reinsurance transactions in which the ceding company cedes all or a portion of the risk to Global Atlantic, Global Atlantic's reinsurance agreements typically include a recapture right that is triggered if, for example, Global Atlantic fails to maintain certain minimum levels of capitalization or certain minimum levels of reserves to support the business reinsured. These reinsurance agreements also typically include provisions that provide for termination of the agreement and recapture of the business upon the occurrence of insolvency, rehabilitation, non-payment of amounts due, material breach of contract provisions or failure to provide the ceding company with the ability to take reserve credit. The economic, financial and liquidity impact from the loss of the recaptured business, in addition to Global Atlantic's economic hardships at the time of recapture, may have a material adverse effect on our insurance business.
The determination of the amount of impairments and allowances for credit losses recognized on Global Atlantic's investments is highly subjective and could materially affect our insurance business.
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

There can be no assurance that management has accurately determined the amount of impairments and allowances for credit losses recognized in Global Atlantic's financial statements and their potential impact on regulatory capital. Furthermore, additional impairments and allowance provisions may be taken in the future, which could have a material adverse effect on our insurance business.
Global Atlantic's membership in Federal Home Loan Banks subjects Global Atlantic to potential liquidity and other risks.
Our U.S. insurance subsidiaries are each members of one of the Federal Home Loan Banks of Des Moines, Indianapolis and Boston, which allows those companies to borrow against certain of their investments, such as commercial mortgage loans, eligible under the applicable Federal Home Loan Bank definition to be posted as collateral. If those sources of borrowing by those companies were to no longer be available to them, or if the Federal Home Loan Banks issue a capital call on the preferred shares owned by our insurance companies, the liquidity of such insurance subsidiaries could be materially and adversely affected. The Federal Housing Finance Authority is currently undertaking a review of the Federal Home Loan Banks and their membership. If the applicable insurance subsidiary's creditworthiness falls below the minimum required or if legislative or other political actions cause changes to the Federal Home Loan Bank mandate or to the eligibility of life insurance companies to be members of the Federal Home Loan Bank system, Global Atlantic may lose access to this funding and be required to find other sources to replace it.
From time to time, Global Atlantic participates in repurchase and reverse repurchase transactions that subject Global Atlantic to liquidity risks.
Global Atlantic currently has a committed repurchase facility and from time to time participates in repurchase transactions. Under these repurchase agreements, Global Atlantic sells fixed income securities to third-party counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date.
These repurchase agreements are required to be secured by collateral, which may negatively impact Global Atlantic's liquidity if Global Atlantic is required to post additional collateral (for example, due to a decline in the value of collateral already posted) or unable to extend an expiring repurchase agreement by entering into a new repurchase agreement.
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
Global Atlantic may also from time to time participate in reverse repurchase agreements whereby Global Atlantic purchases fixed income securities from third parties in exchange for cash, with a concurrent obligation by such third parties to repurchase those same securities from Global Atlantic at a determined future date. In the case of default by any such third party, Global Atlantic runs the risk that such third party may not repurchase the security when required. In the event of the bankruptcy or other default of such third party in a repurchase agreement, Global Atlantic could experience both delays in liquidating the underlying security and losses, including but not limited to (1) a possible decline in the value of the collateral received from Global Atlantic's counterparties during the period while Global Atlantic seeks to enforce its rights therein, (2) possible subnormal levels of income and lack of access to income during this period and (3) expenses of enforcing Global Atlantic's rights.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our insurance business.
Unless the context otherwise requires, the term "Bermuda insurance subsidiaries" as used here refers to (1) Global Atlantic Assurance Limited and (2) Global Atlantic Re Limited with respect to any period ending prior to January 1, 2018, the effective date of the election made pursuant to Section 953(d) of the Code to treat Global Atlantic Re as a U.S. corporation for U.S. federal income tax purposes. “GAFL” refers to Global Atlantic Financial Limited, which, prior to January 2, 2024, was a Bermuda exempted company. Effective January 2, 2024, GAFL continued its corporate existence as a Delaware company and changed its name to Global Atlantic Limited (Delaware).

The IRS could contend that Global Atlantic or our non-U.S. subsidiaries are or were engaged in trade or business within the United States and subject to U.S. federal income taxes. Certain Global Atlantic subsidiaries are non-U.S. companies that are treated as corporations for U.S. federal income tax purposes. The Bermuda insurance subsidiaries and GAFL prior to 2024 have conducted, and the insurance subsidiaries intend to conduct, substantially all of their operations outside the United States and to limit their U.S. contacts with the intention that the Bermuda insurance subsidiaries not be treated as engaged in trade or business within the United States. However, there is considerable uncertainty as to when a non-U.S. corporation is engaged in trade or business within the United States, and there can be no assurance that the IRS will not contend that the Bermuda insurance subsidiaries are or were engaged in trade or business within the United States. If the Bermuda insurance subsidiaries were considered to be engaged in trade or business within the United States, such company could be subject to U.S. corporate income taxes and branch profits taxes on the portion of its earnings and profits that is or was effectively connected to such trade or business within the United States. If the IRS were to contend successfully our Bermuda insurance subsidiaries or any of our other current or future non-U.S. subsidiaries are or were engaged in trade or business within the United States, our insurance business could be materially and adversely affected.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their non-U.S. affiliates, including from the Base Erosion and Anti-Abuse Tax (the "BEAT") on certain U.S. companies that make deductible payments to related non-U.S. companies in taxable years beginning after December 31, 2017. While Global Atlantic has taken certain steps to mitigate the effect of the BEAT, there can be no assurances that these steps will be successful. In addition, the Code permits the IRS to reallocate, recharacterize, or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper "amount, source or character" for each item. Further, the tax treatment of certain aspects of reinsurance ceded to a non-U.S. reinsurer on a funds withheld coinsurance basis is uncertain. If the IRS were successfully to challenge Global Atlantic's intercompany reinsurance arrangements between its subsidiaries or Global Atlantic's tax treatment of funds withheld coinsurance with non-U.S. reinsurers (including the Bermuda insurance subsidiaries), our insurance business could be materially and adversely affected. There are significant cross-border transactions in place among Global Atlantic's affiliates, some of which Global Atlantic treats as loans or swaps for tax purposes, and Global Atlantic may expand the scope of its cross-border intercompany transactions in the future. There are also significant cross-border reinsurance transactions in place with non-U.S. third parties. If the IRS were to successfully challenge the tax treatment of these transactions, or if legislation were enacted, or administrative guidance promulgated, that altered the expected tax treatment of such transactions, our insurance business could be materially and adversely affected.
Changes in U.S. tax law could also affect the products that our insurance subsidiaries sell. Many of the products our insurance subsidiaries sell benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, our insurance subsidiaries sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. In addition, current U.S. federal income tax law permits the exclusion from taxation of death benefits paid under life insurance contracts. Changes in U.S. tax laws that alter the tax benefits or treatment of certain products could result in a material reduction in demand for our insurance subsidiaries' products and could affect policyholder behavior with respect to existing annuity products in ways that are difficult to predict, for example increasing the expected lapse rate or, if the treatment of existing contracts is grandfathered, reducing the rate at which existing contracts are surrendered or rolled over. In addition, changes in corporate tax rates and/or individual tax rates and/or the estate tax exclusion could impact the competitiveness of Global Atlantic’s product pricing or demand for such products, which could affect our insurance subsidiaries’ ability to attract or retain clients or could reduce the profitability of our insurance products and have a material adverse effect on our insurance business.
For periods prior to January 2, 2024, the IRS may successfully challenge GAFL's status as a non-U.S. corporation for U.S. federal income tax purposes. Under U.S. federal income tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident of the jurisdiction of its organization or incorporation. Because GAFL was a Bermuda-incorporated exempted entity prior to January 2, 2024, it would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules for periods prior to 2024. However, Section 7874 of the Code ("Section 7874") provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.
However, the rules under Section 7874 are relatively complex and there is limited guidance regarding their application. There can be no assurance that the IRS will agree with the position that GAFL should not be treated as a U.S. corporation for U.S. federal income tax purposes for periods prior to 2024. If for such periods GAFL were to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 or for any other reason, GAFL would be subject to substantial additional historic U.S. federal income tax liability, including taxation of all of Global Atlantic's Bermuda insurance subsidiaries' subpart F income and global intangible low-taxed income, as defined under Section 951A(b) of the Code, which could have a material adverse effect on our insurance business.

On April 1, 2016, Global Atlantic completed a reorganization of GAFL (the "GAFL Reorganization"). As a result of the GAFL Reorganization, Section 7874 limits the ability of Global Atlantic's U.S. holding company and its U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset, during the ten-year period following the GAFL Reorganization, their U.S. taxable income, or related income tax liability, resulting from certain (1) transfers to related foreign persons of stock or other properties of Global Atlantic's U.S. holding company and its U.S. affiliates, and (2) income received or accrued from related foreign persons during such period by reason of a license of any property by Global Atlantic's U.S. holding company and its U.S. affiliates.
The effect of Bermuda's commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect Global Atlantic's tax status in Bermuda. The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of income tax havens and preferential income tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD "whitelist." However, we are not able to predict whether any future changes will be made to this "whitelist" classification or whether any such changes will subject Global Atlantic and our Bermuda-domiciled subsidiaries to additional taxes. See "—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability" for discussions of the OECD's BEPS project.
Bermuda enacted legislation in December 2023 implementing a corporate tax aimed at multinational enterprises with revenues generally exceeding €750 million. The Bermuda corporate income tax (“CIT”) is a flat minimum tax based upon 15% of reported financial profits. The CIT comes into effect for tax years beginning in 2025, however implementation may be delayed for certain groups for up to five years. The legislation provides for various offsets and credits. It is not presently expected that the Bermuda CIT will have a significant impact upon Global Atlantic’s financial performance. However, there is uncertainty regarding the implementation of the CIT and its application to insurance companies, and the impact of the CIT on Global Atlantic and Bermuda-based businesses of its sponsored vehicles will continue to be assessed.
See Note 18 "Income Taxes" in our financial statements for further information regarding various tax matters.
Global Atlantic's businesses are heavily regulated across numerous jurisdictions, including with respect to capital requirements, and changes in regulation could reduce the profitability of our insurance business.
Our insurance and reinsurance subsidiaries are highly regulated by, among others, insurance regulators in the United States and Bermuda, and changes in regulations affecting our insurance business may reduce Global Atlantic's profitability and limit its growth. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled or may be deemed commercially domiciled may require these companies to, among other things, maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, restrict payments of dividends and distributions of capital, restrict our ability, in certain cases, to write insurance and reinsurance policies, make certain types of investments and distribute funds, and restrict the type and concentration of investments that can be made. For example, due to regulatory restrictions on the payment of dividends, our U.S. insurance subsidiaries may not declare a dividend in 2024 to their holding companies without prior domiciliary state regulatory approval. Offering new products or offering products in additional jurisdictions will also subject Global Atlantic to additional regulation and compliance requirements. With respect to investments, our insurance and reinsurance subsidiaries must comply with applicable regulations regarding the type and concentration of investments it may make. These restrictions are set forth in investment guidelines that KKR's investment management subsidiary must comply with when providing investment management to our insurance companies. These restrictions may limit Global Atlantic's ability to invest and KKR's ability to earn fees on those investments. In addition, our insurance and reinsurance subsidiaries are subject to laws and regulations governing affiliate transactions. The investment management agreements between the KKR investment manager and our insurance subsidiaries were approved by applicable insurance regulators, and any changes of such agreements, including with respect to fees, must receive applicable regulatory approval. These affiliate transaction rules are particularly important to Global Atlantic given (1) its relationship with KKR and (2) the fact that its business strategy involves reinsuring business among its subsidiaries.
If our relationships, or our reputation with, various regulatory authorities were to deteriorate, our insurance business could be materially and adversely affected, including by making it more difficult, or impossible, for Global Atlantic to obtain necessary consents and approvals.

In addition to the regulations of the jurisdictions where our insurance subsidiaries are domiciled, Global Atlantic also must obtain licenses to sell insurance in other states and U.S. jurisdictions. Our non-U.S. insurance subsidiaries have and may obtain certified reinsurer and reciprocal jurisdiction reinsurer status in various U.S. states. Most state regulatory authorities are granted broad discretion in connection with their decisions to grant, renew or revoke licenses and approvals that are subject to state statutes. If Global Atlantic is unable to renew the requisite licenses and obtain the necessary approvals or otherwise does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop, or temporarily suspend Global Atlantic from conducting some or all of its operations as well as impose fines.
All 50 U.S. states, the District of Columbia and the U.S. Virgin Islands have insurance guaranty association laws that require insurance companies doing business within those jurisdictions to participate in various types of guaranty associations or other similar arrangements. It is possible that a large insolvency could require extraordinary assessments on our insurance subsidiaries. We cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material adverse impact on our insurance business.
At the United States federal level, the Dodd-Frank Act established the Federal Insurance Office ("FIO") within the U.S. Department of the Treasury to monitor the insurance industry. FIO publications or reports, some of which are periodically submitted to Congress, could continue to increase scrutiny of the industry and ultimately lead to changes in the regulation of insurers and reinsurers in the United States, which could negatively impact our insurance business.
All U.S. states allow reinsurers from approved non-U.S. jurisdictions, including for example Bermuda, to apply for reciprocal reinsurer status. A reinsurer with reciprocal reinsurer status is not required to post collateral to a U.S.-based ceding insurer for that ceding insurer to obtain credit in its statutory financial statements for that reinsurance. We cannot predict the impact of the removal of collateral requirements for reciprocal jurisdiction reinsurers in certain states may have on our insurance business, including its competitiveness in reinsurance transactions.
Insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States, and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance and reinsurance companies. The NAIC and state insurance regulators are increasingly focused on the relationships between alternative asset managers and insurers. This focus significantly increases scrutiny of insurance companies strategically partnered with alternative asset managers and the potential for additional regulation. We are unable to predict whether, when or in what form and what impact such regulatory changes will have on our insurance business, including after our acquisition of the remaining equity interest in Global Atlantic in January 2024. Insurance regulations also include restrictions on investments, including limits, regulatory approvals of affiliate investments, permissible asset classes, capital required and with respect to what assets or portion of assets may back reserves. These regulations may materially and adversely impact Global Atlantic’s returns and capital requirements.
Historically, Bermuda has faced criticism for its tax and regulatory rules and such views may persist. In addition, capital regulations applicable to our insurance subsidiaries may impose meaningful limitations on our insurance business. Insurance companies are subject to minimum capital and surplus requirements that vary by the jurisdiction where the insurance company is domiciled and are generally subject to change over time. In the United States, our insurance subsidiaries are subject to RBC standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act, promulgated by the NAIC, as adopted by Global Atlantic's domiciliary insurance regulators. Global Atlantic's Bermuda insurance subsidiaries are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. Any failure to meet applicable requirements or minimum statutory capital requirements could subject Global Atlantic to examination or corrective action by regulators, including limitations on Global Atlantic's writing additional business or engaging in finance activities, supervision, receivership or liquidation. New statutory accounting guidance or changes or clarifications in interpretations of existing guidance—including but not limited to any new guidance, changes or clarifications resulting from the recommendations of the NAIC's Securities Valuation Office with respect to capital required for holding all tranches of a structured security—may adversely impact our insurance subsidiaries, including by limiting our ability to originate, or invest in, certain assets on behalf of our insurance subsidiaries or causing our insurance subsidiaries to increase their required capital in respect of such assets, thus making such asset exposures less attractive to our insurance subsidiaries, which may materially and adversely affect our business.

RBC ratios of U.S. retirement and life companies like Global Atlantic are impacted by factors beyond Global Atlantic's control, such as the statutory federal tax rate. Future changes in federal corporate tax rates could similarly impact RBC ratios. In addition, the NAIC from time to time considers changes to factors used in calculating RBC. The NAIC is pursuing a variety of reforms to its RBC framework, which could increase the capital requirements for Global Atlantic's U.S. insurance subsidiaries. The NAIC is considering revisions to the capital charges for asset-backed-securities, in particular CLOs, with a focus on increasing the capital charge on the mezzanine or residual tranches (i.e., equity securities) of these securitizations. Recent proposals would increase the applicable capital charge of such residual tranches or equity securities of asset-based securitizations from 30% to 45% as of year-end 2024. The NAIC has also developed a group capital calculation. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the United States and with international capital standards. In Bermuda, the BMA continues to review the BSCR on an ongoing basis, including to maintain its equivalency with Solvency II. We cannot predict the likelihood of changes to the capital requirements to which Global Atlantic is subject, whether such changes will have an impact on RBC ratios or whether Global Atlantic will need to raise and hold additional capital in response to such changes and any such changes may have a material adverse effect on our insurance business. Moreover, the determination of RBC is based on the NAIC designation of the assets in which Global Atlantic invests. NAIC designation for certain investments depends on the applicable NRSRO rating. If there are changes in an NRSRO's methodology, Global Atlantic's ability to invest in such assets may be impacted and Global Atlantic's investment results may be adversely impacted, or Global Atlantic may need to increase its required capital.
Regulators continue to propose or adopt fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of retirement and life insurance products, including the Department of Labor’s October 2023 proposal redefining the scope of “investment advice fiduciary” under ERISA. These rules, standards, laws and regulations generally require advisers providing investment recommendations to act in the client's best interest or put the client's interest ahead of their own interest. Global Atlantic faces uncertainty regarding the adoption of these rules and regulations, including that the SEC, Department of Labor and state insurance departments may adopt potentially conflicting or overlapping standards. These new and proposed regulations may fundamentally change the way financial advisors, agents, and financial institutions do business. These rules may impact the way in which Global Atlantic's products are marketed and offered by its distribution partners, which could have an impact on customer demand, impact the margins our insurance business makes on its products or increase compliance costs and burdens. These rules and potential rules could cause a material decline in sales of Global Atlantic's products in the individual channel, such as variable annuities and fixed-indexed annuities. Regulators in enforcement actions and private litigants could also find it easier to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Such laws and regulations may have a material adverse impact on the industry and may have a material adverse impact on our insurance business.
The cost of compliance with existing laws and regulations, including capital requirements, is high, and the cost of compliance with any changed, new or additional regulatory requirements could have a material adverse effect on our insurance business, including further restricting our ability to conduct business and our ability to continue to comply with applicable laws and regulations, which could impact Global Atlantic's potential growth and could subject Global Atlantic to fines and other sanctions. Global Atlantic also must balance overlapping and potentially conflicting regulations and accounting rules and interpretations thereof (which may also change over time), including in response to changes in the overall business environment.
Our Bermuda insurance subsidiaries are subject to regulation by the BMA that may restrict their operations, and we cannot guarantee that insurance supervisors in the United States or elsewhere will not in the future assert that our Bermuda insurance subsidiaries are subject to additional licensing requirements.
The BMA regulates and supervises each of our Bermuda insurance subsidiaries on a stand-alone basis in Bermuda. The Bermuda Insurance Act and the policies of and/or other codes issued by the BMA relevant to insurers require each of our Bermuda reinsurance subsidiaries to, among other requirements, maintain a minimum level of capital and surplus; satisfy solvency standards; comply with restrictions on dividends; obtain prior approval or provide notification to the BMA of changes in shareholder controller shares; make financial statement filings; prepare a financial condition report; maintain a head office in Bermuda from which each of our Bermuda insurance subsidiaries' insurance business will be directed and managed; and allow for the performance of certain periodic examinations of its financial condition. These statutes and regulations may restrict Global Atlantic's ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. Our Bermuda insurance subsidiaries will be exposed to any changes in the political environment in Bermuda.

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
The BMA continues to consider further revisions to the Bermuda capital ratio, called BSCR, and may propose further updates to certain aspects of the EBS Framework. Any such updates may materially increase the capital our Bermuda insurance subsidiaries must hold.
We cannot provide any assurances that insurance supervisors in the United States or elsewhere will not review Global Atlantic's activities and assert that our Bermuda insurance subsidiaries are subject to a U.S. jurisdiction's requirements. In addition, our Bermuda insurance subsidiaries may be subject to indirect regulatory requirements imposed by jurisdictions that may limit Global Atlantic's ability to provide reinsurance. For example, our Bermuda insurance subsidiaries' ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable supervisory bodies. Regulatory scrutiny or proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting reinsurance from, U.S. insurers to non-U.S. insurers, in particular between affiliated insurance companies. Reinsurance between our U.S. and Bermuda insurance subsidiaries is subject to approval by the applicable U.S. domiciliary state insurance department, and there can be no guarantee such approval will be obtained. Furthermore, Global Atlantic Re Limited reinsures substantially all of Global Atlantic's variable annuity business. If Global Atlantic Re Limited were no longer able to reinsure such business or if Global Atlantic had to recapture variable annuity business reinsured to Global Atlantic Re Limited due to changes in laws or regulations applicable to Global Atlantic Re Limited, Global Atlantic would likely experience increased fluctuations in its RBC ratio attributable to the sensitivity of variable annuities to changes in equity and interest rate markets. A loss of or inability to obtain reciprocal or certified reinsurer status for Global Atlantic's non-U.S. insurance companies may result in requiring additional collateral to be posted with respect to Global Atlantic's existing reinsurance agreements, which may have a material adverse effect on our insurance business.
If in the future our Bermuda insurance subsidiaries were to become subject to regulation under the laws of any state in the United States or the laws of the United States or of any other country, Global Atlantic may consider various alternatives to or restructuring of its operations. If Global Atlantic attempts to license its Bermuda insurance subsidiaries in another jurisdiction, for instance, Global Atlantic may not be able to do so and the modification of the conduct of its business or the noncompliance with insurance statutes and regulations could significantly and negatively affect our insurance business.
Any material changes or failures with respect to the above could have a material adverse effect on our Bermuda insurance business.
Global Atlantic may not be able to mitigate the reserve strain associated with statutory accounting rules, potentially resulting in a negative impact on Global Atlantic's capital position or in a need to increase prices or reduce sales of certain insurance products.
The application of certain statutory accounting rules for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees requires Global Atlantic to maintain reserves at a level that exceeds what our insurance subsidiaries' actuarial assumptions for the applicable business would otherwise require. Global Atlantic has special purpose financial captive insurance company subsidiaries ("captives") domiciled in Vermont and Iowa that facilitate the financing of the redundant reserve requirements associated with these statutory accounting rules. These arrangements are subject to review by state insurance regulators and rating agencies.
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

Certain of the reserve financing facilities Global Atlantic has put in place will mature prior to the run-off of the liabilities they support. As a result, we cannot provide any assurances that it will be able to continue to implement actions either to mitigate the strain of redundant reserves on future sales of term and universal life insurance products or maintain collateral support related to Global Atlantic's captives or existing third-party reinsurance arrangements to which one of our captive reinsurance subsidiaries is a party. If Global Atlantic is unable to continue to implement those actions or maintain existing collateral support, it may be required to increase statutory reserves or incur higher operating costs than currently anticipated.
It is also unclear what additional actions and regulatory changes will result from the continued scrutiny of captive reinsurers and reform efforts by the NAIC and other regulatory bodies. The NAIC is evaluating changes to accounting rules regarding surplus notes with linked assets, a structure used in certain captive reserve financing transactions, and Global Atlantic is monitoring for any changes that may impact its statutory financial statements. If state insurance regulators determine to restrict Global Atlantic's use of captive reinsurers, it could require Global Atlantic to increase statutory reserves, incur higher operating or tax costs or reduce sales. If Global Atlantic is unsuccessful or unable to finance these noneconomic reserves, the competitiveness, capital and financial position and results of operations of our insurance business may be materially and adversely affected.
Risks Related to Our Organizational Structure
The Series I preferred stockholder’s significant voting power limits the ability of holders of our common stock to influence our business, and conflicts of interest may arise among the Series I preferred stockholder and the holders of our common stock.
The Series I preferred stockholder has significant voting power, which limits the ability of holders of our common stock to influence our business. Our Co-Executive Chairmen, when acting together, jointly control the Series I preferred stockholder and thereby the vote of the Series I preferred stock held by it.
The Series I preferred stockholder has the ability to appoint and remove members of our board of directors and has the right to approve certain corporate actions as specified in our certificate of incorporation. If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause. Through its ability to elect our board of directors and its approval rights over certain corporate transactions, the Series I preferred stockholder may be deemed to control our business and affairs, including influence over the amount and timing of our investments and dispositions, indebtedness and cash expenditures (including those relating to compensation, issuances of capital stock or Group Partnership Units, tax liabilities and amounts of reserves).
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
In addition, although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Series I preferred stockholder, which is controlled by our Co-Executive Chairmen when acting together. These actions consist of the following:
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
•the appointment or removal of a Chief Executive Officer or a Co-Chief Executive Officer;
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
For a more detailed description of our common stock and Series I preferred stock, see “Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” which is filed as an exhibit to this report. In addition, by no later than December 31, 2026, we agreed in the Reorganization Agreement to (i) eliminate our Series I preferred stock and (ii) establish voting rights for our common stock on a one vote per share basis for all matters subject to a common stockholders’ vote under Delaware corporate law, including with respect to the election of directors. For more information about the transactions contemplated by the Reorganization Agreement, see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement.”

As a “controlled company,” we qualify for some exemptions from the corporate governance and other requirements of the NYSE and are not required to comply with certain provisions of U.S. securities laws.
Prior to the Sunset Date, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. As a “controlled company” we have elected not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our common stock do not currently have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Prior to the Sunset Date, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our common stock is required. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements are currently not generally available to holders of our common stock. In addition, until Sunset Date, we are not subject to the “say-on-pay,” and “say-on-frequency” provisions of the Dodd-Frank Act or “pay for performance” compensation disclosure. As a result, our stockholders do not currently have an opportunity to provide a non-binding vote on the compensation of our named executive officers or receive additional compensation disclosure. Moreover, holders of our common stock are currently unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they currently generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.
Following the elimination of our Series I preferred stock on or before December 31, 2026, pursuant to the Reorganization Agreement, we will no longer be exempted from the foregoing corporate governance requirements of the NYSE (following a transition period), and we will be required to comply with the foregoing provisions of the U.S. securities laws. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
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
Even if there is deemed to be a breach of the obligations set forth in our certificate of incorporation, our certificate of incorporation provides that the Series I preferred stockholder will not be liable to us or the holders of our common stock for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Series I preferred stockholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions restrict the remedies available to stockholders with respect to actions of the Series I preferred stockholder.
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
Our certificate of incorporation requires that (i) any derivative action, suit or proceeding brought on behalf of KKR, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of KKR to KKR or KKR's stockholders, (iii) any action, suit or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law ("DGCL"), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware. In addition, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action arising under the Securities Act and the Exchange Act. This provision may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.
An investment in our common stock is not an investment in any of our investment vehicles, insurance companies or other businesses operated by our subsidiaries, and the assets and revenues of our investment vehicles are not directly available to us.
Our common stock only represents an investment in securities of KKR & Co. Inc., the holding company of the KKR business. While our historical consolidated financial statements include financial information, including assets and revenues, of certain investment vehicles on a consolidated basis, and our future financial statements will continue to consolidate certain of these investment vehicles, such assets and revenues belong to the investment vehicle and not to us except to a limited extent through management fees, carried interest or other incentive income, distributions and other proceeds arising from our agreements with these investment vehicles, as discussed in more detail in this report. Additionally, given our holding company structure, an investment in our common stock is not an investment directly in our insurance companies or any other businesses that may be operated by our subsidiaries.
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
In addition, we have issued and will continue to issue equity awards that vest into or are exchangeable for shares of our common stock pursuant to our 2019 Equity Incentive Plan. We are authorized to grant equity awards equal to 15% of the aggregate number of shares of common stock outstanding and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its subsidiaries) (together, "Diluted Common Shares") minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the aggregate number of shares of common stock outstanding and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its subsidiaries) outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. In addition, previously issued awards that were canceled or are canceled in the future, or in certain cases, withheld in respect of tax withholding obligations, are or will become available for further grant under the terms of our 2019 Equity Incentive Plan. For the number of equity awards available for issuance, see Note 19 "Equity Based Compensation" in our financial statements. For other information about our equity awards, see also "Executive Compensation—KKR & Co. Inc. Equity Incentive Plan." In the past, we have issued and sold our common stock to generate cash proceeds to pay withholding taxes, social benefit payments or similar payments payable by us in respect of awards granted pursuant to our Equity Incentive Plans or the amount of cash delivered in respect of awards granted pursuant to our Equity Incentive Plans that are settled in cash instead of shares of common stock. We may issue and sell shares of our common stock in the future for similar purposes or for any other purpose we deem to be appropriate.

We have used, and in the future may continue to use, our common stock or securities convertible, exchangeable or exercisable into our common stock as consideration in connection with acquisitions and strategic investments. For example, in connection with the acquisition of a majority of the equity interest of Global Atlantic on February 1, 2021, we issued 23.0 million shares of Series C Mandatory Convertible Preferred Stock; in connection with KKR's acquisition of KKR Financial Holdings LLC ("KFN") on April 30, 2014, we issued the equivalent of approximately 104.3 million shares of our common stock; in connection with KKR's acquisition of Avoca on February 19, 2014, we issued the equivalent of approximately 4.9 million shares of our common stock; and in connection with KKR's initial acquisition on November 2, 2015 and subsequent increases in ownership of Marshall Wace, we issued the equivalent of approximately 23.0 million shares of our common stock. In addition, in connection with other investments, we may make certain future contingent payments in the form of common stock or securities convertible, exchangeable or exercisable into our common stock. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, the value of our common stock as well as our dividend per share of common stock may decline.
Future issuances of preferred stock may cause the price of our common stock to decline, which may negatively impact our common stockholders.
Our board of directors is authorized to issue series of shares of preferred stock (including preferred stock convertible into common stock) without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our certificate of incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. We have issued series of preferred stock in the past, and if we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stockholders in the instances in which they have the right to vote, the market price of our common stock could decrease. Similarly, the limited partnership agreement of KKR Group Partnership authorizes the general partner of KKR Group Partnership to issue an unlimited number of additional securities of KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the KKR Group Partnership Units, and which may be exchangeable for KKR Group Partnership Units.
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

We intend to pay periodic dividends to the holders of our common stock, but our ability to do so may be limited by our holding company structure, contractual restrictions, our cash flow from operations and available liquidity.
We intend to pay cash dividends on a quarterly basis. We are a holding company and have no material assets other than the KKR Group Partnership Units that we hold through wholly-owned subsidiaries and have no independent means of generating income. The declaration and payment of dividends to our stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. The declaration and payment of dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our certificate of incorporation, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. Under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, dividends may not be declared out of net profits if our capital, computed in accordance with DGCL, shall have been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, by paying cash dividends rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In addition, if we issue preferred stock in the future, it will rank senior to our common stock with respect to the payment of dividends.
We will be required to pay certain principals for most of the benefits relating to our use of tax attributes we receive from historical exchanges of our common stock for KKR Group Partnership Units.
We are required to make certain payments under a tax receivable agreement to certain principals who have exchanged prior to May 30, 2022 their KKR Holdings Units for shares of common stock as transferees of KKR Group Partnership Units. Certain of these exchanges resulted in an increase in our share of the tax basis of the tangible and intangible assets of KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in our business. This increase in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Under the tax receivable agreement, these former principals are entitled to receive 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that we realize as a result of this increase in tax basis, as well as 85% of the amount of any such savings we actually realize as a result of increases in tax basis that arise due to future payments under the agreement. These payment obligations are obligations of KKR Group Co. Inc. and its wholly-owned subsidiary, KKR Group Holdings Corp., which are treated as corporations for U.S. tax purposes. The amount of payments due under the tax receivable agreement depends on the amount of tax savings in any given year, which will vary depending upon a number of factors, including the number of units previously exchanged, the price of our common stock at the time of such exchanges, the extent to which such exchanges were taxable, the amount and timing of our taxable income, prevailing corporate tax rates over time, and whether we are subject to the corporate alternative minimum book tax.
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
With regard to the second bullet point above, which describes an “investment company” as defined in Section 3(a)(1)(C) of the Investment Company Act (referred to herein as the “40% test”), we have no material assets other than our equity interests in our sole subsidiary, which in turn has no material assets other than general partner interests in KKR Group Partnership. Through these interests, we indirectly are vested with all management and control over KKR Group Partnership. We do not believe our equity interests in our subsidiary are investment securities, and we believe that the capital interests of the general partners of our investment vehicles in their respective investment vehicles are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, certain of our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
The Investment Company Act and the rules and regulations thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules and regulations thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, and materially and adversely affect us. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
With respect to our subsidiary Global Atlantic, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that Global Atlantic has held itself out as such. Global Atlantic is primarily engaged through its wholly-owned insurance companies in the business of writing insurance, and on an unconsolidated basis, Global Atlantic expects that in excess of 65% of Global Atlantic's gross income will be derived from its wholly-owned insurance companies. Global Atlantic's holding companies do not own or propose to own investment securities in excess of the 40% test. Global Atlantic's insurance companies intend to operate so that in excess of 65% of their business is derived from insurance business, meaning such entities are exempt from designation as an investment company under Section 3(c)(6) of the Investment Company Act. If Global Atlantic were deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on capital structure and ability to transact with affiliates, will likely make it impractical for Global Atlantic to continue its business operations as currently conducted. Global Atlantic may need to take significant actions to avoid registration as an investment company.

With respect to our subsidiary KFN, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in the second bullet point above, and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its securities, and could thereby materially and adversely affect us.
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
We may from time to time undertake reorganizations that may adversely impact us.
From time to time, we may undertake reorganizations or make other changes to our organizational structure. For example, on July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation; on January 1, 2020, we completed an reorganization to, among other changes, consolidate the three intermediate holdings companies for KKR's business; and, most recently, on May 31, 2022, we completed the mergers contemplated by the Reorganization Agreement by which KKR acquired KKR Holdings. We also committed to undertake another reorganization by the Sunset Date (as defined in the Reorganization Agreement), which will occur not later than December 31, 2026, whereby control of KKR by our Series I preferred stock will be eliminated. These reorganizations or changes, including the reorganization scheduled to occur on the Sunset Date, could be disruptive to our business, result in significant expense, require regulatory approvals, and may not be successful in achieving its objectives or fail to result in the intended or expected benefits, any of which could materially and adversely impact us. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Governance
KKR has a Chief Information Security Officer (the “KKR CISO”), who leads an information security team (the “KKR information security team”) that is responsible for information security at KKR’s asset management business, including its cybersecurity strategy and program, which includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies. The KKR information security team’s mandates can be broadly grouped into three categories: (i) operations and engineering, (ii) threat detection and response and (iii) governance.
The KKR information security team members have a variety of relevant skill sets and expertise. For example, prior to joining KKR, KKR’s CISO was the CISO at another large financial institution where he was responsible for their global information security program. KKR’s CISO also has prior experience in various information security roles, including security architecture, application security, engineering and operations. He holds a Bachelor of Science in computer science from the New York University Polytechnic School of Engineering, is a Certified Information Systems Security Professional (CISSP) and holds a Series 99 – Operations Professional Exam certification. In addition, KKR information security team members have various backgrounds in information security, including in financial services and critical infrastructure, and the team maintains various levels of certifications – including CISSP, GIAC security operations certification, certified information security manager, and other certifications focused on specific technologies.
The KKR CISO chairs the technology and information security risk committee for KKR’s asset management business, which consists of employees from the firm’s technology group and other groups, including risk, legal and compliance. The technology and information security risk committee is responsible for overseeing the cybersecurity risk environment for KKR’s asset management business, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at the firm. The technology and information security risk committee reports to KKR’s risk and operations committee, which consists of senior level employees of KKR who focus on KKR’s overall operations and enterprise risk management, including the Chief Operating Officer, Chief Compliance Officer, Chief Legal Officer and Chief Financial Officer. Periodically, including at least annually and more often as circumstances may require, management will present to the Audit Committee and the Risk Committee of our Board of Directors on various topics relating to KKR's technology risks, including KKR’s cybersecurity program (including the results of an annual cybersecurity table top exercise), cybersecurity issues (including those relating to data protection, insider threats, regulatory changes, and geopolitical cyber threat management), and risk management (including the results of periodic technology audits).
KKR also has a Chief Information Security Officer dedicated to our insurance business (the “GA CISO”), who has more than 20 years of experience in various information security and technology roles. The GA CISO leads an information security team that is focused on overseeing the cybersecurity strategy and program for Global Atlantic. The GA CISO reports periodically, including at least annually and more often as circumstances may require, to the risk committee of Global Atlantic’s board of directors (whose members include non-executive directors unaffiliated with KKR) and members of KKR’s risk and operations committee. The GA CISO also provides ad hoc reporting to Global Atlantic’s management-level committees and Global Atlantic’s board of directors and its risk committee. Material information affecting our insurance business is also reported by the GA CISO or his or her designee to KKR’s risk and operations committee, certain members of which would, as appropriate, report such material information to our Board of Directors or its Audit Committee or Risk Committee.
Cybersecurity Risk Management and Strategy
KKR’s asset management business has a cybersecurity incident response plan as a key component of its cybersecurity program, which is generally incorporated as part of our enterprise risk management program. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities.

Members of the KKR CIRT include members of the firm’s legal, technology, compliance, risk, public affairs, fundraising and finance groups. KKR has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including the risk and operations committee, senior members of management, and our Board of Directors or its committees.
The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. For example, the KKR information security team monitors our technology infrastructure with tools designed to detect suspicious behavior. Our technology platforms and applications are designed to enable us to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in our cybersecurity systems. Some of these third-party monitoring functions continue throughout the year while other third-party security experts are periodically retained to audit specific areas of the cybersecurity program. In addition, the KKR information security team conducts periodic phishing simulations, and they also conduct periodic employee training on KKR’s security policies and controls and provide other security trainings as part of new employee onboarding.
KKR also has a cybersecurity incident response plan that is specific to our insurance business. The plan sets forth the roles and responsibilities of the Global Atlantic incident response team, which is comprised of Global Atlantic employees representing key business functions at our insurance business. Global Atlantic utilizes several mechanisms to monitor and manage the cybersecurity risks of our insurance business, including to prevent, and prepare to respond to, an incident. This includes maintaining relationships with external incident response organizations, performing periodic cybersecurity risk assessments, overseeing and monitoring risks from cybersecurity threats associated with third-party service providers, and ensuring that Global Atlantic employees complete security awareness training relating to cybersecurity best practices. Global Atlantic also has a cybersecurity notification framework in place to determine when appropriate notifications and escalations are required to be provided to the senior members of Global Atlantic’s management, members of Global Atlantic’s board of directors and members of KKR’s risk and operations committee, certain member of which would, as appropriate, report such information to our Board of Directors or its Audit Committee or Risk Committee.
As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the reporting period covered by this report. However, institutions like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect us, see “Part 1. Item 1A. Risk Factors—Risks Related to Our Business—Cyber-security failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments” in this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Our principal executive office is located at 30 Hudson Yards, New York, New York. We also lease space for our other offices in North America, Europe, Middle East, and Asia-Pacific. We consider these facilities to be suitable and adequate for the management and operations of our business.
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
The number of holders of record of our common stock as of February 27, 2024 was 43. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.
Dividend Policy
Under our current dividend policy for common stock that we announced on February 6, 2024, we expect to pay our common stockholders an annualized dividend of $0.70 per share of common stock, equal to a quarterly dividend of $0.175 per share of common stock, beginning with the dividend to be declared with respect to the first quarter of 2024. On February 6, 2024, we declared a regular dividend of $0.165 per share of common stock under our prior dividend policy for the quarter ended December 31, 2023, payable on March 1, 2024 to common stockholders of record as of the close of business on February 16, 2024.
Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group Partnership Units, dividends are expected to be funded in the following manner:
•KKR Group Partnership will make distributions to holders of KKR Group Partnership Units, which consists of our wholly-owned corporate subsidiaries (one of which acts as the general partner of KKR Group Partnership), KKR Holdings II and KKR Holdings III, in proportion to their percentage interests in KKR Group Partnership;
•Second, our wholly-owned corporate subsidiaries will distribute to us the amount of any distributions that they receive from KKR Group Partnership, after deducting any applicable taxes; and
•Third, we will distribute to holders of our common stock the amount of dividends declared by our Board of Directors from the distributions that we receive from our wholly-owned corporate subsidiaries.
The limited partnership agreement of KKR Group Partnership provides for cash distributions, which are referred to as "tax distributions," to the partners of the partnership if we determine that the taxable income of the partnership will give rise to taxable income for its partners, including holders of restricted holdings units who are limited partners of KKR Holdings II and KKR Holdings III. KKR Group Partnership may make tax distributions in the future, from time to time, to provide distributions to pay for any U.S. or non-U.S. tax liabilities of the partners of KKR Holdings II and KKR Holdings III.
The declaration and payment of any dividends to holders of our common stock or holders of any preferred stock which may be issued in the future are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock, and such other factors as the Board of Directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity." In addition, under Section 170 of the DGCL, our Board of Directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Share Repurchases in the Fourth Quarter of 2023
As of February 6, 2024, there was approximately $194 million remaining for further repurchases under KKR's current share repurchase program.
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
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the fourth quarter of 2023, no shares of common stock were repurchased and 160,718 equity awards were retired.

Issuer Purchases of Common stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2023 to October 31, 2023)	—	$—	—	$193,999
Month #2 (November 1, 2023 to November 30, 2023)	—	$—	—	$193,999
Month #3 (December 1, 2023 to December 31, 2023)	—	$—	—	$193,999
Total through December 31, 2023	—
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
Business Environment
Our asset management and insurance businesses are affected by the various market and economic conditions of the various countries and regions in which we operate. Market and economic conditions are expected to continue to have a substantial impact on our financial condition, results of operations and our business in various ways that we are unable to control, including our ability to make new investments, the valuations of the investments we manage, the amount of investment proceeds we realize when we exit our investments, the timing for such realization activity, our ability to fundraise or to sell our various investment and insurance products and services, and the level of our capital markets activities, as discussed in the "Risk Factors" section of this Report.
In 2023, the United States continued to experience economic growth despite monetary policy tightening by the Federal Reserve Board in response to high inflation. In Europe, the European Union experienced growth in 2023, albeit at a weaker rate as compared to 2022, and the European Central Bank also raised interest rates in response to high inflation. In Asia, its two largest economies experienced different economic conditions. In Japan, its economy grew in 2023 at a higher rate than in prior periods, and Japan’s economy experienced an uptick in inflation. In China, its economy grew in 2023 but at a lower-than-expected rate due to various headwinds, including concerns about the levels of certain government debt and its property sector. The U.S. Federal Reserve Board has signaled that they would likely no longer raise interest rates and would likely ease monetary policy in 2024, assuming inflation were to return close to its 2% target. The European Central Bank stated its intention to keep its key rates at current levels until its inflation would also return to its 2% target. The Bank of Japan stated its intention to continue to maintain low interest rates until its inflation rate increases more meaningfully. The People's Bank of China pledged its support of the Chinese economy with moderate interest rate cuts and increased bank lending. In addition, slowing growth in certain real estate sectors with excess near-term supply has negatively impacted and may continue to negatively impact the valuations of assets in such sectors in the near-term.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real gross domestic product (“GDP”) expanded by 2.5% for the year ended December 31, 2023, compared to an expansion of 1.9% for the year ended December 31, 2022. Euro Area real GDP is estimated to have increased by 0.5% for the year ended December 31, 2023, down from 3.4% for the year ended December 31, 2022. In Japan, real GDP is estimated to have increased by 2.0% for the year ended December 31, 2023, up from 1.0% growth for the year ended December 31, 2022. Real GDP in China increased by 5.2% for the year ended December 31, 2023, compared to growth of 3.0% reported for the year ended December 31, 2022.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 5.33% as of December 31, 2023, up from 4.33% as of December 31, 2022. The short-term benchmark interest rate set by the European Central Bank was 4.5% as of December 31, 2023, up from 2.5% as of December 31, 2022. The short-term benchmark interest rate set by the Bank of Japan was -0.1% as of December 31, 2023, unchanged from December 31, 2022. The short-term benchmark interest rate set by The People's Bank of China was 3.45% as of December 31, 2023, unchanged from 3.45% as of December 31, 2022.
•Inflation. The U.S. core consumer price index rose 3.9% on a year-over-year basis as of December 31, 2023, down from 5.7% on a year-over-year basis as of December 31, 2022. Euro Area core inflation was 3.4% as of December 31, 2023, down from 5.2% as of December 31, 2022. In Japan, core inflation rose to 2.8% on a year-over-year basis as of December 31, 2023, up from 1.6% on a year-over-year basis as of December 31, 2022. Core inflation in China was 0.6% on a year-over-year basis as of December 31, 2023, down from 0.7% as of December 31, 2022.
•Unemployment. The U.S. unemployment rate was 3.7% as of December 31, 2023, up from 3.5% as of December 31, 2022. Euro Area unemployment was 6.4% as of December 31, 2023, down from 6.7% as of December 31, 2022. The unemployment rate in Japan was 2.4% as of December 31, 2023, down from 2.5% as of December 31, 2022. The unemployment rate in China was 5.0% as of December 31, 2023, down from 6.1% as of December 31, 2022.

In 2023, the United States equity markets, generally appreciated on a year-over-year basis, with varying volatility throughout the year, and the U.S. 10-year benchmark treasury yield also fluctuated throughout the year to end at a rate lower at year-end than its peak during the year. European and Japanese equity markets generally appreciated, although Japan less significantly than the United States, on a year-over-year basis, and the Chinese equity markets declined on a year-over-year basis.

Several key financial market indicators in the United States and in other countries and regions in which we operate include:

•Equity Markets. For the year ended December 31, 2023, the S&P 500 was up 26.3%, the MSCI Europe Index was up 26.1%, the MSCI Asia Index was up 11.8% and the MSCI World Index was up 24.4% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 12.5 as of December 31, 2023, decreasing from 21.7 as of December 31, 2022, and peaking at 26.5 as of March 13, 2023.
•Credit Markets. During the year ended December 31, 2023, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 34 basis points. The non-investment grade credit indices were up during the year ended December 31, 2023 with the S&P/LSTA Leveraged Loan Index up 13.4% and the BofAML HY Master II Index up 13.4%. During the year ended December 31, 2023, the 10-year government bond yields rose 0.4 basis points in the United States, fell 55 basis points in Germany, rose 19 basis points in Japan, fell 14 basis points in the UK and fell 28 basis points in China.
•Commodity Markets. During the year ended December 31, 2023, the 3-year forward price of WTI crude oil decreased approximately 6.3%, and the 3-year forward price of natural gas decreased from approximately $4.99 per MMBtu to $4.44 per MMBtu as of December 31, 2022 and December 31, 2023. The Japan spot LNG import price decreased to approximately $15.09 per MMBtu as of December 31, 2023 from approximately $28.46 per MMBtu as of December 31, 2022.
•Foreign Exchange Rates. For the year ended December 31, 2023, the euro rose 3.1%, the British pound rose 5.4%, the Japanese yen fell 7.0%, and the Chinese renminbi fell 2.8%, respectively, relative to the U.S. dollar.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of this report for important additional detail regarding risks, uncertainties and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments. These risks, uncertainties and other conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section. In particular, see "Risks Related to Our Investment Activities—Our valuation methodologies for certain assets can be subjective, and the fair value of assets established pursuant to such subjective methodologies is uncertain and may never be realized” and “Risks Related to Our Investment Activities—Various market and economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments; which may make them volatile and we may not be able to realize them at such values.”

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
Adoption of New Accounting Standard
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) with retrospective application to February 1, 2021, the date of the 2021 GA Acquisition. For a more detailed discussion of the adoption of the LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.

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
We believe that providing these segment and non-GAAP performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable are included under "—Analysis of Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures."
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
Asset Management Segment Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the asset management segment and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. Asset Management Segment Operating Earnings excludes the impact of: (i) unrealized gains (losses) on investments, (ii) unrealized carried interest, and (iii) related unrealized carried interest compensation. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies, are included in Asset Management Segment Operating Earnings.
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
Other Terms and Capital Metrics
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include (i) for any reporting period prior to the redemption of the Series C Mandatory Convertible Preferred Stock in September 2023, the number of shares of common stock of KKR & Co. Inc. assumed to be issuable upon conversion of the Series C Mandatory Convertible Preferred Stock and (ii) certain securities exchangeable into shares of common stock of KKR & Co. Inc. Weighted average adjusted shares is used in the calculation of After-tax Distributable Earnings per Adjusted Share, and Adjusted Shares is used in the calculation of Book Value per Adjusted Share.
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
Uncalled Commitments
Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles have received from partners to contribute capital to fund future investments, and the amount of uncalled commitments is not reduced by capital invested using borrowings under an investment fund’s subscription facility until capital is called from our fund investors. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds and carry paying co-investment vehicles to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements or investments we have committed to make but remain unfunded at the reporting date.

Consolidated Results of Operations (GAAP Basis)
The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31, 2023 and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See also "Risk Factors" and "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) with retrospective application to February 1, 2021, the date of the 2021 GA Acquisition. For a more detailed discussion of the adoption of LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,963,869	$2,821,627	$142,242
Capital Allocation-Based Income (Loss)	2,843,437	(2,500,509)	5,343,946
	5,807,306	321,118	5,486,188
Insurance
Net Premiums	1,975,675	1,182,461	793,214
Policy Fees	1,260,249	1,261,721	(1,472)
Net Investment Income	5,514,902	4,118,246	1,396,656
Net Investment-Related Gains (Losses)	(235,262)	(1,318,490)	1,083,228
Other Income	176,442	139,124	37,318
	8,692,006	5,383,062	3,308,944
Total Revenues	14,499,312	5,704,180	8,795,132

Expenses
Asset Management
Compensation and Benefits	3,012,687	1,144,666	1,868,021
Occupancy and Related Charges	93,391	77,271	16,120
General, Administrative and Other	1,056,899	993,548	63,351
	4,162,977	2,215,485	1,947,492
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $224,380 and $(673,399), respectively; remeasurement (gain) loss on policy liabilities: $15,497 and $(57,128), respectively.)	6,362,257	2,358,238	4,004,019
Amortization of Policy Acquisition Costs	87,275	55,349	31,926
Interest Expense	173,883	87,182	86,701
Insurance Expenses	825,998	562,585	263,413
General, Administrative and Other	746,215	718,977	27,238
	8,195,628	3,782,331	4,413,297
Total Expenses	12,358,605	5,997,816	6,360,789

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	3,025,383	(1,665,537)	4,690,920
Dividend Income	791,160	1,322,447	(531,287)
Interest Income	3,369,447	1,895,282	1,474,165
Interest Expense	(2,772,088)	(1,550,777)	(1,221,311)
Total Investment Income (Loss)	4,413,902	1,415	4,412,487

Income (Loss) Before Taxes	6,554,609	(292,221)	6,846,830

Income Tax Expense (Benefit)	1,197,523	125,393	1,072,130

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Net Income (Loss)	5,357,086	(417,614)	5,774,700
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(5,405)	2,792	(8,197)
Net Income (Loss) Attributable to Noncontrolling Interests	1,630,230	101,258	1,528,972
Net Income (Loss) Attributable to KKR & Co. Inc.	3,732,261	(521,664)	4,253,925

Series C Mandatory Convertible Preferred Stock Dividends	51,747	69,000	(17,253)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$3,680,514	$(590,664)	$4,271,178
Consolidated Results of Operations (GAAP Basis) - Asset Management
Revenues
For the years ended December 31, 2023 and 2022, revenues consisted of the following:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Management Fees	$1,843,144	$1,682,466	$160,678
Fee Credits	(297,936)	(532,355)	234,419
Transaction Fees	1,075,204	1,316,637	(241,433)
Monitoring Fees	138,339	131,750	6,589
Incentive Fees	29,117	33,537	(4,420)
Expense Reimbursements	75,687	102,927	(27,240)
Consulting Fees	100,314	86,665	13,649
Total Fees and Other	2,963,869	2,821,627	142,242

Carried Interest	2,304,623	(2,068,662)	4,373,285
General Partner Capital Interest	538,814	(431,847)	970,661
Total Capital Allocation-Based Income (Loss)	2,843,437	(2,500,509)	5,343,946

Total Revenues - Asset Management	$5,807,306	$321,118	$5,486,188
Fees and Other
Total Fees and Other for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 primarily as a result of an increase in management fees and a decrease in fee credits, which were partially offset by a lower level of transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."
The increase in management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at Asia Pacific Infrastructure Investors II, Global Impact Fund II, Ascendant Fund, and Next Generation Technology Growth Fund III. The increase was partially offset by (i) a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital, (ii) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (iii) a lower level of management fees from Asian Fund III due to a decrease in its fee base, invested capital, from the sale of investments. There were no management fees that were retroactive to the start of the fund's investment period for the year ended December 31, 2023 for North America Fund XIII.

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
Fee credits decreased compared to the prior period primarily as a result of a lower level of transaction fees in our Private Equity, Real Assets and Credit and Liquid Strategies business lines in the current period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the year ended December 31, 2023 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, Asian Fund III, and Global Infrastructure Investors III. Capital Allocation-Based Income (Loss) for the year ended December 31, 2022 was negative primarily due to the net depreciation of the underlying investments in many of our carry-earning investment funds, most notably Americas Fund XII, Asian Fund II, and Asian Fund III.
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
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the year ended December 31, 2023
The net gains from investment activities for the year ended December 31, 2023 were comprised of net realized losses of $(776.5) million and net unrealized gains of $3,801.9 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2023, net realized losses related primarily to (i) a realized loss on our investment in GenesisCare Pty Ltd. (healthcare sector), (ii) realized losses from the distribution of certain assets to third-party investors in certain of our consolidated energy funds, predominantly allocated to noncontrolling interests based on their ownership in our investment funds, (iii) a realized loss on our investment in Envision Healthcare Corporation (healthcare sector), and (iv) realized losses on alternative credit investments, Hilding Anders International AB (consumer products sector) and Chembulk Group (transportation sector), predominantly allocated to noncontrolling interests based on their ownership in our investment funds. Partially offsetting these realized losses were realized gains primarily relating to (i) realizations on certain foreign exchange forward contracts, and (ii) the sale of our investment in KnowBe4, Inc. (NASDAQ: KNBE) and Flutter Entertainment PLC (LON: FLTR).

Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2023, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to BridgeBio Pharma, Inc. (NASDAQ: BBIO), Exact Holding B.V. (technology sector), and USI, Inc. (financial services sector), (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above, and (iii) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) PetVet Care Centers, LLC (healthcare sector), (ii) certain foreign exchange forward contracts, and (iii) debt obligations of our consolidated CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the year ended December 31, 2023 net unrealized gains were primarily generated in the following asset classes:
•Traditional private equity and core private equity, which were primarily impacted by (i) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments, and (ii) overall positive operating performance of its portfolio companies;
•Credit, which were primarily impacted by positive performance of our CLOs and by the tightening of the credit spreads during the year; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and to a lesser extent by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
Partially offsetting the gains in the asset classes above, there were unrealized losses generated in the real estate investments, which, notwithstanding the positive operating performance at certain properties, were negatively impacted by capitalization rates widening further in 2023. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuation.
Net Gains (Losses) from Investment Activities for the year ended December 31, 2022
The net losses from investment activities for the year ended December 31, 2022 were comprised of net realized gains of $1,298.5 million and net unrealized losses of $(2,964.0) million.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net realized gains related primarily to (i) the sale of our investment in Fiserv, Inc. (NASDAQ: FISV), (ii) realizations on certain foreign exchange forward contracts, and (iii) the sale of real estate investments held in certain consolidated opportunistic real estate equity funds. Partially offsetting these realized gains were realized losses primarily relating to (i) various investments held in our consolidated alternative credit funds, (ii) a realized loss on Magneti Marelli CK Holdings (industrials sector) held in certain consolidated funds and (iii) realized losses from the sales of revolving credit facilities.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) certain debt investments held in our consolidated CLOs and consolidated alternative credit funds, (ii) OutSystems Holdings S.A. (technology sector) held in certain consolidated funds and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) energy investments held in certain consolidated energy funds, (ii) USI, Inc., and (iii) ERM Worldwide Group Limited (services sector).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.

Dividend Income
During the year ended December 31, 2023, dividend income was primarily from (i) our open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) our consolidated opportunistic real estate equity funds, and (iii) Cegid Group S.A. (technology sector) and Atlantic Aviation FBO Inc. (infrastructure: transportation sector), both held in our consolidated core vehicles. During the year ended December 31, 2022, dividend income was primarily from (i) our consolidated core plus and opportunistic real estate equity funds and (ii) our investment in Exact Group B.V. held in our consolidated core vehicles.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to December 31, 2022, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) the impact of closing CLOs that are consolidated subsequent to December 31, 2022, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after December 31, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits
The increase in compensation and benefits during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to accrued carried interest compensation in the current period compared to the reversal of previously recognized carried interest compensation in the prior period. Partially offsetting the increase is a lower level of accrued discretionary cash compensation resulting from a lower level of asset management segment revenues in the current period.
The number of equity-based compensation awards granted in 2023 is higher than in 2022 which is expected to result in a higher equity-based compensation expense in future periods. Additional equity grants made in 2024 or forfeitures of existing equity grants during 2024 would increase and decrease the amount of equity-based compensation expense to be recorded in the future, respectively.
General, Administrative and Other
The increase in general, administrative and other during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to (i) a higher level of expenses from our consolidated investment funds and CLOs due to the impact of consolidating certain new funds and CLOs subsequent to December 31, 2022 and (ii) a higher level of information technology and other administrative costs in connection with the overall growth of the firm. The increase was partially offset by (i) a lower level of expenses reimbursable by our unconsolidated investment funds and (ii) a lower level of corporate travel costs and placement fees.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly.

Consolidated Results of Operations (GAAP Basis) - Insurance
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
The following table reflects the impact on net income before taxes and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Total assumption review impact on income before taxes (GAAP basis)	$(15,497)	$57,128	$(72,625)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	15,826	(89,961)	105,787
Noncontrolling interests' share of assumption review impact	(121)	12,043	(12,164)
Total assumption review impact on insurance segment adjusted operating earnings	$208	$(20,790)	$20,998
For the year ended December 31, 2023, the net unfavorable impact on income before taxes was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities. For the year ended December 31, 2022, the net favorable impact to income before taxes was primarily due to lower utilization of fixed-indexed annuity income benefits and higher variable annuity fees, offset by lower life and annuity surrender rates. The assumption review impact on adjustments to derive insurance segment adjusted operating earnings reflects the net impact of market risk benefits and other policy liabilities measured at fair value.
Revenues
For the years ended December 31, 2023 and 2022, revenues consisted of the following:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Net Premiums	$1,975,675	$1,182,461	$793,214
Policy Fees	1,260,249	1,261,721	(1,472)
Net Investment Income	5,514,902	4,118,246	1,396,656
Net Investment-Related Gains (Losses)	(235,262)	(1,318,490)	1,083,228
Other Income	176,442	139,124	37,318
Total Insurance Revenues	$8,692,006	$5,383,062	$3,308,944

Net Premiums
Net premiums increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was partially offset by higher retrocessions to third party reinsurers during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Net investment income
Net investment income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields due to higher market interest rates and the benefit in 2023 from rotating into higher yielding assets during 2022.
Net investment-related losses
The components of net investment-related losses were as follows:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$(1,040,463)	$3,448,710	$(4,489,173)
Equity futures contracts	(116,766)	167,924	(284,690)
Foreign currency forwards	20,171	18,929	1,242
Credit risk contracts	(280)	(108)	(172)
Equity index options	482,121	(895,602)	1,377,723
Interest rate and foreign exchange contracts	(101,376)	(333,937)	232,561
Funds withheld receivable embedded derivatives	75,876	(29,390)	105,266
Other	—	(29,779)	29,779
Net gains on derivative instruments	(680,717)	2,346,747	(3,027,464)
Net other investment gains (losses)	445,455	(3,665,237)	4,110,692
Net investment-related gains (losses)	$(235,262)	$(1,318,490)	$1,083,228
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the year ended December 31, 2023 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the year ended December 31, 2023 and decreased during the year ended December 31, 2022 due to market interest rates ending 2023 relatively flat (having generally increased during 2023, and then decreased at the end of fourth quarter 2023) as compared to a significant increase during the year ended December 31, 2022.
The decrease in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in its variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the year ended December 31, 2023, as compared to a decrease during the year ended December 31, 2022, resulting in respectively, a loss, and a gain, on equity futures contracts in the respective periods.
The increase in the fair value of interest rate and foreign exchange contracts was primarily driven by volatile market interest rates over the course of the year ended December 31, 2023, ending relatively flat for the year in general, as compared to a significant increase in market interest rates during the year ended December 31, 2022, resulting in a loss on interest rate contracts in both periods, respectively.

The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which call options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index call options are based on the S&P 500 Index, which increased during the year ended December 31, 2023, as compared to a decrease during the year ended December 31, 2022.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to a narrowing of credit spreads during the year ended December 31, 2023 as compared to a widening of credit spreads during the year ended December 31, 2022.
Net other investment gains (losses)
The components of net other investment gains (losses) were as follows:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Realized gains on investments not supporting asset-liability matching strategies	$36,689	$87,198	$(50,509)
Realized losses on available-for-sale fixed maturity debt securities	(64,140)	(559,987)	495,847
Credit loss allowances	(373,282)	(456,176)	82,894
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	(26,741)	—	(26,741)
Unrealized gains (losses) on fixed maturity securities classified as trading	1,031,227	(2,603,874)	3,635,101
Unrealized (losses) gains on investments accounted under a fair-value option	(110,371)	60,237	(170,608)
Unrealized losses on real estate investments recognized at fair value under investment company accounting	(115,840)	(42,870)	(72,970)
Realized gains on funds withheld at interest, payable portfolio	25,427	38,074	(12,647)
Realized losses on funds withheld at interest, receivable portfolio	(9,193)	(3,176)	(6,017)
Other	51,679	(184,663)	236,342
Net other investment-related gains (losses)	$445,455	$(3,665,237)	$4,110,692
The increase in net other investment gains for the year ended December 31, 2023 as compared to net other investment losses for the year ended December 31, 2022, were primarily due to (i) an increase in unrealized gains on fixed maturity securities classified as trading which was primarily due to market interest rates ending the year relatively flat after being volatile during the year ended December 31, 2023 as compared to a significant increase in market interest rates during the year ended December 31, 2022, (ii) a decrease in realized losses on available-for-sale fixed maturity debt securities which was primarily due to a decrease in portfolio rotation activity during the year ended December 31, 2023, and (iii) an increase in gains from other investments, primarily due to a net decrease in realized losses from the disposition of renewable energy investments in the current and prior year.
Offsetting these increases in net other investment gains were (i) an increase in unrealized losses on investments accounted under a fair-value option, (ii) an increase in unrealized losses on real estate investments at fair-value under investment company accounting due to higher interest and capitalization rates during the year ended December 31, 2023 and (iii) a decrease in realized gains on investments not supporting asset-liability matching strategies.

Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "—Consolidated Results of Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), (ii) an increase in losses on market risk benefits due to market interest rates generally ending the year relatively flat after being volatile during the year ended December 31, 2023, as compared to a significant increase in market interest rates during the year ended December 31, 2022, (iii) an increase in net flows from both individual and institutional market channel sales, (iv) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment, (v) higher initial reserves assumed related to new reinsurance transactions with life contingencies in the year ended December 31, 2023 as compared to the year ended December 31, 2022, and (vi) an increase in unfavorable assumption review impacts as discussed above.
Offsetting these increases was a decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to growth in Global Atlantic's individual market and institutional market channels.
Interest expense
Interest expense increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates during portions of the year ended December 31, 2023.
Insurance expenses
Insurance expenses increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to increased commission expenses and reinsurance transaction expense allowances.
General, administrative and other
General, administrative and other increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to increased employee compensation and benefits related expenses.

Other Consolidated Results of Operations (GAAP Basis)
Income Tax Expense (Benefit)
Income tax expense increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to asset management net operating income in the current period as compared to a net operating loss in the prior period driven by Asset Management capital allocation-based losses. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2023 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third party limited partner interests in consolidated investment funds and (iii) interests that third-party investors hold in Global Atlantic. Net income attributable to noncontrolling interests for the year ended December 31, 2023 was primarily related to net gains from investment activities at our consolidated investment funds and positive income allocable to interests that third party investors hold in Global Atlantic.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the year ended December 31, 2023 was positive as compared to a net loss in the prior period. Net income attributable to KKR & Co. Inc. for the year ended December 31, 2023 was primarily driven by capital allocation-based income and net gains from investment activities in asset management in the period. The Net loss attributable to KKR & Co. Inc. for the year ended December 31, 2022 was driven by capital allocation-based losses and net losses from investment activities in asset management.
Consolidated Results of Operations (GAAP Basis)
The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31, 2022 and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See also "Risk Factors" and "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) with retrospective application to February 1, 2021, the date of the 2021 GA Acquisition. For a more detailed discussion of the adoption of LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Revenues
Asset Management
Fees and Other	$2,821,627	$2,850,154	$(28,527)
Capital Allocation-Based Income (Loss)	(2,500,509)	6,842,414	(9,342,923)
	321,118	9,692,568	(9,371,450)
Insurance
Net Premiums	1,182,461	2,226,078	(1,043,617)
Policy Fees	1,261,721	1,137,805	123,916
Net Investment Income	4,118,246	2,845,623	1,272,623
Net Investment-Related Gains (Losses)	(1,318,490)	203,753	(1,522,243)
Other Income	139,124	120,213	18,911
	5,383,062	6,533,472	(1,150,410)
Total Revenues	5,704,180	16,226,040	(10,521,860)

Expenses
Asset Management
Compensation and Benefits	1,144,666	4,428,743	(3,284,077)
Occupancy and Related Charges	77,271	69,084	8,187
General, Administrative and Other	993,548	959,077	34,471
	2,215,485	5,456,904	(3,241,419)
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(673,399) and $(152,424), respectively; remeasurement (gain) loss on policy liabilities: $(57,128) and $(71,227), respectively.)	2,358,238	4,816,879	(2,458,641)
Amortization of Policy Acquisition Costs	55,349	(35,377)	90,726
Interest Expense	87,182	61,661	25,521
Insurance Expenses	562,585	358,878	203,707
General, Administrative and Other	718,977	555,321	163,656
	3,782,331	5,757,362	(1,975,031)
Total Expenses	5,997,816	11,214,266	(5,216,450)

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	(1,665,537)	7,720,923	(9,386,460)
Dividend Income	1,322,447	698,800	623,647
Interest Income	1,895,282	1,485,470	409,812
Interest Expense	(1,550,777)	(1,070,368)	(480,409)
Total Investment Income (Loss)	1,415	8,834,825	(8,833,410)

Income (Loss) Before Taxes	(292,221)	13,846,599	(14,138,820)

Income Tax Expense (Benefit)	125,393	1,394,882	(1,269,489)

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Net Income (Loss)	(417,614)	12,451,717	(12,869,331)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	2,792	4,060	(1,268)
Net Income (Loss) Attributable to Noncontrolling Interests	101,258	7,715,251	(7,613,993)
Net Income (Loss) Attributable to KKR & Co. Inc.	(521,664)	4,732,406	(5,254,070)

Series A Preferred Stock Dividends	—	23,656	(23,656)
Series B Preferred Stock Dividends	—	12,991	(12,991)
Series C Mandatory Convertible Preferred Stock Dividends	69,000	69,000	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(590,664)	$4,626,759	$(5,217,423)

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
Fees and Other
Total Fees and Other for the year ended December 31, 2022 decreased compared to the year ended December 31, 2021 primarily as a result of a lower level of transaction fees, which was primarily offset by an increase in management fees.
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
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net realized gains related primarily to (i) the sale of our investment in Fiserv, Inc., (ii) realizations on certain foreign exchange forward contracts, and (iii) the sale of real estate investments held in certain consolidated opportunistic real estate equity funds. Partially offsetting these realized gains were realized losses primarily relating to (i) various investments held in our consolidated alternative credit funds, (ii) a realized loss on Magneti Marelli CK Holdings held in certain consolidated funds and (iii) realized losses from the sales of revolving credit facilities.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) investments held in our consolidated CLOs and in certain consolidated alternative credit funds, (ii) OutSystems Holdings S.A. held in certain consolidated funds and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) investments held in certain consolidated energy funds, (ii) USI, Inc., and (iii) ERM Worldwide Group Limited.
The extent and the factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the year ended December 31, 2022 net unrealized losses were primarily generated in the following asset classes:
•Traditional private equity (excluding core private equity), which was primarily impacted by (i) the negative returns of global equity markets and the related reduction of market multiples used in the market comparables methodology for the valuation of Level III investments, and (ii) the negative impact of higher interest rates and a higher market risk premium in 2022 on discount rates used in the discounted cash flow methodology for the valuation of Level III investments;
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

Partially offsetting the losses in the asset classes above, there were the unrealized gains generated in the following asset classes:
•Infrastructure and energy, which generally benefited from (i) higher oil and gas prices and (ii) the positive operating performance of certain infrastructure assets; and
•Core private equity, which generally benefited from the positive operating performance of its portfolio companies.
See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuation.
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
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2021, net unrealized gains related primarily to mark-to-market gains from investments held by KKR and certain consolidated funds, the most significant of which were PetVet Care Centers, LLC, Heartland Dental LLC (healthcare sector) and OutSystems Holdings S.A. Partially offsetting these unrealized gains were unrealized losses, the most significant of which were (i) the reversal of previously recognized unrealized gains relating to the realization activity described above and (ii) an unrealized loss on BridgeBio Pharma, Inc.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results" and Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements.
Dividend Income
During the year ended December 31, 2022, dividend income was primarily from (i) our consolidated core plus and opportunistic real estate equity funds and (ii) our investment in Exact Group B.V. held in our consolidated core vehicles. During the year ended December 31, 2021, dividend income was primarily from (i) our consolidated real estate funds, (ii) our investment in Viridor Limited (infrastructure: energy and energy transition sector), and (iii) our investment in Arnott's Biscuits Limited (consumer products sector).
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
Expenses - Asset Management
Compensation and Benefits
The decrease in compensation and benefits during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the reversal of previously recognized accrued carried interest, partially offset by (i) higher equity-based compensation charges and (ii) a higher level of discretionary cash compensation resulting from a higher level of segment fee related revenue and realized performance income in the current period.
General, Administrative and Other
The increase in general, administrative and other during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a higher level of (i) expenses at our consolidated funds and investment vehicles, (ii) strategic corporate transaction-related charges, (iii) professional fees, information technology and other administrative costs in connection with the growth of the firm, and (iv) travel related expenses as a result of a return of travel activity to pre- COVID-19 pandemic levels.
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

The following table reflects the impact on net income before taxes and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Total assumption review impact on income before taxes (GAAP basis)	$57,128	$71,227	$(14,099)
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(89,961)	(59,247)	(30,714)
Noncontrolling interests' share of assumption review impact	12,043	(4,612)	16,655
Total assumption review impact on insurance segment adjusted operating earnings	$(20,790)	$7,368	$(28,158)
For the year ended December 31, 2022, the net favorable unlocking impact on income before taxes was primarily due to lower utilization of fixed-indexed annuity income benefits and higher variable annuity fees, offset by lower life and annuity surrender rates. For the year ended December 31, 2021, the net favorable unlocking impact to income before taxes was primarily due to lower utilization of fixed-indexed annuity income benefits and lower annuity and long-term care claims, offset by higher activation of variable annuity income benefits. The unlocking of assumptions used in the calculation of market risk benefits and other policy reserves accounted for at fair value, which are excluded from the definition of insurance segment adjusted operating earnings, are reflected in the line item “Assumption review impact on adjustments to derive insurance segment adjusted operating earnings.”
Revenues
For the years ended December 31, 2022 and December 31, 2021, revenues consisted of the following:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Net Premiums	$1,182,461	$2,226,078	$(1,043,617)
Policy Fees	1,261,721	1,137,805	123,916
Net Investment Income	4,118,246	2,845,623	1,272,623
Net Investment-Related (Losses) Gains	(1,318,490)	203,753	(1,522,243)
Other Income	139,124	120,213	18,911
Total Insurance Revenues	$5,383,062	$6,533,472	$(1,150,410)
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
Policy fees
Policy fees increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition on February 1, 2021.

Net investment income
Net investment income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) higher yields on floating-rate investments due to higher market interest rates, (ii) rotation into higher yielding assets, (iii) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, and (iv) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021.
Net investment-related (losses) gains
The components of net investment-related (losses) gains were as follows:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$3,448,710	$49,491	$3,399,219
Equity futures contracts	167,924	(263,637)	431,561
Foreign currency forwards	18,929	2,484	16,445
Credit risk contracts	(108)	(400)	292
Equity index options	(895,602)	549,987	(1,445,589)
Interest rate and foreign exchange contracts	(333,937)	(146,920)	(187,017)
Funds withheld receivable embedded derivatives	(29,390)	31,740	(61,130)
Other	(29,779)	—	(29,779)
Net gains on derivative instruments	2,346,747	222,745	2,124,002
Net other investment losses	(3,665,237)	(18,992)	(3,646,245)
Net investment-related (losses) gains	$(1,318,490)	$203,753	$(1,522,243)
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
The decrease in the fair value of interest rate and foreign exchange contracts was primarily driven by an increase in market interest rates during both the year ended December 31, 2022 and the prior financial reporting period, resulting in a loss on interest rate contracts.
The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to widening of credit spreads during the year ended December 31, 2022, as compared to the tightening of credit spreads in the year ended December 31, 2021.

Net investment-related losses
The components of net other investment losses were as follows:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Realized gains on investments not supporting asset-liability matching strategies	$87,198	$527,788	$(440,590)
Realized losses on available-for-sale fixed maturity debt securities	(559,987)	(201,411)	(358,576)
Credit loss allowances	(456,176)	(249,338)	(206,838)
Unrealized losses on fixed maturity securities classified as trading	(2,603,874)	(118,714)	(2,485,160)
Unrealized gains on investments classified as trading or fair-value option	60,237	39,758	20,479
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(42,870)	35,418	(78,288)
Realized gains (losses) on funds withheld at interest, payable portfolio	38,074	(30,015)	68,089
Realized (losses) gains on funds withheld at interest, receivable portfolio	(3,176)	12,418	(15,594)
Other	(184,663)	(34,896)	(149,767)
Net other investment-related losses	$(3,665,237)	$(18,992)	$(3,646,245)
The increase in net other investment losses for the year ended December 31, 2022 were primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading was primarily due to an increase in interest rates and widening credit spreads in the current period, (ii) a decrease in realized gains on investments not supporting asset-liability matching strategies primarily due to the non-recurrence of a gain from the disposition of Origis USA, LLC (infrastructure: energy and energy transition sector) in the prior financial reporting period, (iii) the increase in realized losses on available-for-sale fixed maturity debt securities primarily due to portfolio rotation in a higher interest rate environment, (iv) an increase in credit loss allowances on mortgage and other loan receivables in the current period primarily due to an increase in credit risk of Global Atlantic's loan portfolio, offset in part by the recognition of an initial credit loan loss allowance upon the adoption of the current expected credit loss accounting standard concurrent with the 2021 GA Acquisition in the prior financial reporting period, and (v) realized losses on renewable energy investments in the current period.
Offsetting these losses were realized gains on funds withheld at interest payable portfolio.
Other income
Other income increased for the year ended December 31, 2022 as compared to the prior financial reporting period primarily due to one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021.

Expenses
Net policy benefits and claims
Net policy benefits and claims decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) an increase in gains on market risk benefit liabilities due to a higher increase in interest rates during the year ended December 31, 2022, as compared to the year ended December 31, 2021, (ii) lower initial reserves assumed related to fewer new reinsurance transactions with life contingencies in the year ended December 31, 2022 as compared to the year ended December 31, 2021, and (iii) a decrease in the value of embedded derivatives in Global Atlantic's interest sensitive life and fixed indexed annuity products, as a result of lower equity market returns (as discussed above under "—Consolidated Results of Operations (GAAP Basis)—Revenues—Net gains on derivatives instruments," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims). This decrease was offset by (i) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021, (ii) an increase in net flows from both individual and institutional market channel sales, (iii) an increase in the market risk benefit liability due to lower equity market returns, (iv) higher funding costs on new business, and (v) favorable experience related to the assumption review described above under “—Consolidated Results of Operations (GAAP Basis) - Insurance—Assumption Review.”
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) a decrease in the net benefit (that is, a reduction to expense) from the amortization of the net negative insurance intangibles recognized as part of purchase accounting of the 2021 GA Acquisition, as the underlying business runs off, and (ii) growth in Global Atlantic's individual market channel.
Interest expense
Interest expense increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) a net increase in debt outstanding, including a draw on Global Atlantic's revolving credit facility in the quarter ended March 31, 2022, (ii) an increase in interest expense on floating rate debt (Global Atlantic's revolving facility and fixed-to-floating swaps on Global Atlantic's fixed rate debt) due to higher market rates, and (iii) the impact of one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021.
Insurance expenses
Insurance expenses increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021, (ii) increased commission expense related to increased sales in Global Atlantic's individual market and increased reinsurance transactions, and (iii) increased reinsurance ceding expense allowances paid for policy administration services as a result of an increase in reinsurance transactions.
General, administrative and other
General, administrative and other increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits related expenses, (iii) increased professional service fees, and (iv) increased third-party administrator ("TPA") policy servicing fees, all due to growth of the business.

Other Consolidated Results of Operations (GAAP Basis)
Income Tax Expense (Benefit)
For the year ended December 31, 2022, income tax was an expense of $125.4 million compared to an income tax expense of $1,394.9 million in the prior period. The tax expense in the current period was generated primarily from net operating losses driven by capital allocation-based losses. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" to the financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) attributable to noncontrolling interests for the year ended December 31, 2022 relates primarily to net income (loss) attributable to (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third party limited partner interests in consolidated investment funds, and (iii) interests that third party investors hold in Global Atlantic. Net Income attributable to noncontrolling interests for the year ended December 31, 2022 was primarily related to positive income allocable to interests that third party investors hold in Global Atlantic partially offset by (i) net losses from investment activities at our consolidated investment funds and (ii) a net loss attributable to exchangeable securities.
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

Condensed Consolidated Statements of Financial Condition (GAAP Basis)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of December 31, 2023 and December 31, 2022.

(Amounts in thousands, except per share amounts)
	As of	As of
	December 31, 2023	December 31, 2022

Assets
Asset Management
Cash and Cash Equivalents	$8,393,892	$6,705,325
Investments	98,634,801	92,375,463
Other Assets	6,538,674	7,114,360
	113,567,367	106,195,148
Insurance
Cash and Cash Equivalents	11,954,675	6,118,231
Investments	141,370,323	124,199,176
Other Assets	50,401,829	38,834,081
	203,726,827	169,151,488
Total Assets	$317,294,194	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$44,886,870	$40,598,613
Other Liabilities	8,256,514	6,937,832
	53,143,384	47,536,445
Insurance
Debt Obligations	2,587,857	2,128,166
Other Liabilities	203,184,041	170,311,335
	205,771,898	172,439,501
Total Liabilities	$258,915,282	$219,975,946

Redeemable Noncontrolling Interests	615,427	152,065

Stockholders' Equity
Stockholders' Equity - Series C Mandatory Convertible Preferred Stock	—	1,115,792
Stockholders' Equity - Common Stock	22,858,694	17,691,975
Noncontrolling Interests	34,904,791	36,410,858
Total Equity	57,763,485	55,218,625
Total Liabilities and Equity	$317,294,194	$275,346,636

KKR & Co. Inc. Stockholders' Equity - Common Stock Per Outstanding Share of Common Stock	$25.83	$20.55
KKR & Co. Inc. Stockholders’ Equity - Common Stock per Outstanding Share of Common Stock was $25.83 as of December 31, 2023, up from $20.55 as of December 31, 2022. The increase was primarily due to (i) net income attributable to KKR & Co. Inc. common stockholders, (ii) the conversion of Series C Mandatory Convertible Preferred Stock in September 2023, and (iii) unrealized gains on available-for-sale-securities from Global Atlantic that are recorded in other comprehensive income partially offset by (i) dividends to common stockholders and (ii) repurchases of our common stock.

Consolidated Statements of Cash Flows (GAAP Basis)
The following is a discussion of our consolidated cash flows for the years ended December 31, 2023, 2022, and 2021. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $(1.5) billion, $(5.3) billion, and $(7.2) billion during the years ended December 31, 2023, 2022, and 2021, respectively. These amounts primarily included: (i) investments purchased (asset management), net of proceeds from investments (asset management) of $(8.6) billion, $(10.4) billion, and $(10.6) billion during the years ended December 31, 2023, 2022, and 2021, respectively, (ii) net realized gains (losses) on asset management investments of $(0.8) billion, $1.3 billion, and $2.4 billion during the years ended December 31, 2023, 2022, and 2021, respectively, (iii) change in unrealized gains (losses) on investments (asset management) of $3.8 billion, $(3.0) billion, and $5.3 billion during the years ended December 31, 2023, 2022, and 2021, respectively, (iv) capital allocation-based income (loss) of $2.8 billion, $(2.5) billion, and $6.8 billion during the years ended December 31, 2023, 2022, and 2021, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(2.6) billion, $(0.4) billion, and $(0.7) billion during the years ended December 31, 2023, 2022, and 2021, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $2.8 billion, $1.2 billion, and $1.7 billion during the years ended December 31, 2023, 2022, and 2021, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(3.9) billion, $(13.6) billion, and $(9.6) billion during the years ended December 31, 2023, 2022, and 2021, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(3.8) billion, $(11.8) billion, and $(9.1) billion during the years ended December 31, 2023, 2022, and 2021, respectively, (ii) the purchase of fixed assets of $(108.4) million, $(85.1) million, and $(102.0) million during the years ended December 31, 2023, 2022, and 2021, respectively, (iii) the acquisition of KJRM, net of cash acquired of $(1.7) billion during the year ended December 31, 2022, and (iv) the acquisition of Global Atlantic, net of cash acquired of $(0.5) billion during the year ended December 31, 2021.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $12.8 billion, $22.1 billion, and $20.4 billion during the years ended December 31, 2023, 2022, and 2021, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $6.4 billion, $6.6 billion, and $6.4 billion during the years ended December 31, 2023, 2022, and 2021, respectively, (ii) proceeds received, net of repayment of debt obligations, of $3.6 billion, $6.5 billion, and $8.9 billion during the years ended December 31, 2023, 2022, and 2021, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $1.9 billion, $9.3 billion, and $5.9 billion during the years ended December 31, 2023, 2022, and 2021, respectively, (iv) reinsurance transactions, net of cash provided (insurance) of $1.2 billion, $69.6 million, and $610.3 million during the years ended December 31, 2023, 2022, and 2021, respectively, (v) common stock dividends of $(563.3) million, $(444.3) million, and $(331.4) million during the years ended December 31, 2023, 2022, and 2021, respectively, (vi) repurchases of common stock of $(289.8) million, $(346.7) million, and $(269.7) million during the years ended December 31, 2023, 2022, and 2021, respectively, and (vii) Series C Mandatory Convertible Preferred Stock dividends of $(51.7) million, $(69.0) million, and $(69.0) million during the years ended December 31, 2023, 2022, and 2021, respectively.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the years ended December 31, 2023, 2022, and 2021. You should read this discussion in conjunction with the information included under "—Key Segment and Non- GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "— Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the years ended December 31, 2023 and 2022.

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Management Fees	$3,030,325	$2,656,487	$373,838
Transaction and Monitoring Fees, Net	720,654	775,933	(55,279)
Fee Related Performance Revenues	94,427	90,665	3,762
Fee Related Compensation	(865,336)	(769,735)	(95,601)
Other Operating Expenses	(596,284)	(585,999)	(10,285)
Fee Related Earnings	2,383,786	2,167,351	216,435
Realized Performance Income	1,065,389	2,176,658	(1,111,269)
Realized Performance Income Compensation	(666,440)	(1,333,526)	667,086
Realized Investment Income	690,727	1,134,419	(443,692)
Realized Investment Income Compensation	(103,590)	(159,003)	55,413
Asset Management Segment Operating Earnings	$3,369,872	$3,985,899	$(616,027)
Management Fees
The following table presents management fees by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$1,286,062	$1,188,463	$97,599
Real Assets	825,735	679,890	145,845
Credit and Liquid Strategies	918,528	788,134	130,394
Total Management Fees	$3,030,325	$2,656,487	$373,838
The increase in Private Equity management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at Global Impact Fund II, Ascendant Fund, and Next Generation Technology Growth Fund III. This increase was partially offset by (i) a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital, (ii) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that were retroactive to the start of the fund's investment period, and (iii) a lower level of management fees from Asian Fund III due to a decrease in its fee base, which had invested capital reduced from the sale of investments. There were no management fees that were retroactive to the start of the fund's investment period for the year ended December 31, 2023 for North America Fund XIII. During the fourth quarter of 2023, approximately $14.9 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) management fees earned from Asia Pacific Infrastructure Investors II for the full year 2023, which entered its investment period in the third quarter of 2022, (ii) a higher level of management fees earned from Global Atlantic due to an increase in their assets being managed by our asset management segment, and (iii) management fees earned from Diversified Core Infrastructure Fund due to an increase in its fee base, due to higher capital inflows and investment appreciation year over year. This increase was partially offset by a lower level of management fees from our first Asia Pacific Infrastructure Investors fund in the current year as a result of entering its post-investment period in the third quarter of 2022 and, consequently, management fees being earned on invested capital rather than committed capital. During the fourth quarter of 2023, approximately $4.7 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by our asset management segment, (ii) a higher level of management fees earned from Marshall Wace, and (iii) the issuance of various U.S. and European CLOs over the last twelve months. The increase was partially offset by a lower level of management fees from certain SIG funds primarily due to (i) a decrease in its fee base from the sale of investments, and (ii) certain SIG funds which no longer pay management fees as a result of an agreement to waive such fees.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$115,276	$120,410	$(5,134)
Real Assets	20,564	33,202	(12,638)
Credit and Liquid Strategies	7,197	22,018	(14,821)
Capital Markets	577,617	600,303	(22,686)
Total Transaction and Monitoring Fees, Net	$720,654	$775,933	$(55,279)
Our Private Equity, Real Assets and Credit and Liquid Strategies business lines earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors. For most of our investment funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that investment fund, which results in a decrease of our monitoring and transaction fees. Additionally, transaction fees are generally not earned with respect to energy and real estate investments. Our Capital Markets business line earns transaction fees, which are generally not shared with fund investors.
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the size of capital markets transactions for the year ended December 31, 2023, compared to the year ended December 31, 2022. Overall, we completed 239 capital markets transactions for the year ended December 31, 2023, of which 45 represented equity offerings and 194 represented debt offerings, as compared to 240 transactions for the year ended December 31, 2022, of which 29 represented equity offerings and 211 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the year ended December 31, 2023, approximately 13% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 14% for the year ended December 31, 2022. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2023, approximately 39% of our transaction fees were generated outside of North America as compared to approximately 46% for the year ended December 31, 2022. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Transaction and monitoring fees, net were lower for the year ended December 31, 2023 compared to the prior year across our Private Equity, Real Assets and Credit and Liquid Strategies business lines primarily due to the decrease in transaction activity resulting in a decline in the level of capital invested year over year. See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	21,648	51,183	(29,535)
Credit and Liquid Strategies	72,779	39,482	33,297
Total Fee Related Performance Revenues	$94,427	$90,665	$3,762
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
These performance fees are primarily earned from FSK in our Credit and Liquid Strategies business line and KKR Property Partners Americas ("KPPA") (our open-ended core plus real estate fund), KREST, KREF, and KJRM in our Real Assets business line.
Fee related performance revenues were higher for the year ended December 31, 2023 compared to the prior period primarily due to a higher level of performance revenues earned from FSK in the current year. For the year ended December 31, 2023, there were no performance revenues earned from KPPA partially offsetting the increase in performance revenues from FSK.
Fee Related Compensation
The increase in fee related compensation for the year ended December 31, 2023 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of revenues included within fee related earnings.
Other Operating Expenses
The increase in other operating expenses for the year ended December 31, 2023 compared to the prior period was primarily due to a higher level of information technology, occupancy, and other administrative costs in connection with the overall growth of the firm, partially offset by a lower level of corporate travel costs and placement fees.
Fee Related Earnings
The increase in fee related earnings for the year ended December 31, 2023 compared to the prior period is primarily due to a higher level of management fees from our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, partially offset by a lower level of transaction and monitoring fees, net, and a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income
The following table presents realized performance income by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$938,790	$1,903,580	$(964,790)
Real Assets	67,018	113,465	(46,447)
Credit and Liquid Strategies	59,581	159,613	(100,032)
Total Realized Performance Income	$1,065,389	$2,176,658	$(1,111,269)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Private Equity
Americas Fund XII	$357,618	$197,023	$160,595
Core Investment Vehicles	220,075	262,219	(42,144)
Asian Fund III	178,947	104,601	74,346
European Fund IV	61,841	86,233	(24,392)
Global Impact Fund	35,361	—	35,361
Co-Investment Vehicles and Other	32,894	55,868	(22,974)
Next Generation Technology Growth Fund	24,248	—	24,248
North America Fund XI	23,486	932,428	(908,942)
2006 Fund	4,271	231,689	(227,418)
Total Realized Carried Interest (1)	938,741	1,870,061	(931,320)

Incentive Fees	49	33,519	(33,470)
Total Realized Performance Income	$938,790	$1,903,580	$(964,790)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$38,145	$17,693	$20,452
Real Estate Partners Americas II	27,599	95,772	(68,173)
Co-Investment Vehicles and Other	1,274	—	1,274
Total Realized Carried Interest (1)	67,018	113,465	(46,447)

Incentive Fees	—	—	—
Total Realized Performance Income	$67,018	$113,465	$(46,447)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit and Other Funds	$—	$10,334	$(10,334)
Total Realized Carried Interest (1)	—	10,334	(10,334)

Incentive Fees	59,581	149,279	(89,698)
Total Realized Performance Income	$59,581	$159,613	$(100,032)
(1)The above tables exclude any funds for which there was no realized carried interest during the periods presented.
Realized performance income includes (i) realized carried interest from our carry-earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized carried interest in our Private Equity business line for the year ended December 31, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation (NASADAQ: APP) held by Americas Fund XII and Kokusai Electric Corporation (TYO: 6525) held by Asian Fund III and (ii) performance income from our core investment vehicles. Realized carried interest in our Private Equity business line for the year ended December 31, 2022 consisted primarily of realized proceeds from the sale of our investments in Internet Brands, Inc. (technology sector) and CHI Overhead Doors, Inc. (manufacturing sector) held by North America Fund XI, Fiserv, Inc. held by 2006 Fund, and performance income from our core investment vehicles.
Realized carried interest in our Real Assets business line for the year ended December 31, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in X-Elio Energy, S.L. (infrastructure: power and utilities sector) and Telxius Telecom, S.A.U. (infrastructure: telecommunications software sector), both held by Global Infrastructure Investors II, and (ii) realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II. Realized carried interest in our Real Assets business line for the year ended December 31, 2022 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
During the year ended December 31, 2023, there was no realized carried interest earned in our Credit and Liquid Strategies business line. Realized carried interest in our Credit and Liquid Strategies business line for the year ended December 31, 2022, consisted primarily of realized proceeds from the sale of various investments at certain carry paying funds in our leveraged credit strategy.
Incentive fees consist of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager.
Incentive fees in our Private Equity business line decreased for the year ended December 31, 2023 compared to the prior period as a result of incentive fees not being earned from certain levered multi-asset investment vehicles in the current period. Incentive fees in our Credit and Liquid Strategies business line decreased for the year ended December 31, 2023 compared to the prior period primarily as a result of a lower level of performance fees earned from our hedge fund partnership, Marshall Wace. During the years ended December 31, 2023 and 2022, there were no incentive fees earned in our Real Assets business line.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the year ended December 31, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.

Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$230,055	$530,284	$(300,229)
Interest Income and Dividends, Net	460,672	604,135	(143,463)
Total Realized Investment Income	$690,727	$1,134,419	$(443,692)
The decrease in realized investment income is primarily due to a lower level of net realized gains and a lower level of interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the year ended December 31, 2023, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, Pembina Gas Infrastructure Inc. (infrastructure: midstream sector), and Resolution Life Group Holdings, L.P. (financial services sector). Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, GenesisCare Pty Ltd., (ii) a realized loss on our private equity investment, Envision Healthcare Corporation, and (iii) realized losses from the sales of various revolving credit facilities.
For the year ended December 31, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., Internet Brands, Inc., Viridor Limited, and CHI Overhead Doors, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our alternative credit investment, Hilding Anders International AB, (ii) a realized loss on Magneti Marelli CK Holdings, and (iii) realized losses from the sales of various revolving credit facilities.
For the year ended December 31, 2023, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs and cash, and (ii) dividend income primarily from our investments in Diversified Core Infrastructure Fund, Cegid Group S.A., KREF, KREST, and Crescent.
For the year ended December 31, 2022, interest income and dividends, net were comprised of (i) dividend income primarily from our investments in levered multi-asset investment vehicles, Exact Holdings B.V., Internet Brands, Inc., Pembina Gas Infrastructure Inc., and our real estate investments, including our investment in KPPA and KREF, and (ii) interest income primarily from our investments in CLOs.
Following the KKR Capstone acquisition on January 1, 2020, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the year ended December 31, 2023, total fees attributable to KKR Capstone were $100.3 million and total expenses attributable to KKR Capstone were $77.6 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures."
We expect to realize at least $500.0 million of realized carried interest and realized investment income (loss) in the first half of 2024 from transactions that are pending or closed after December 31, 2023. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income from carried interest and realized investment income (loss). Therefore, our actual realized carried interest and realized investment income for the first half of 2024 may be materially higher or lower than $500.0 million.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the year ended December 31, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.

Operating and Capital Metrics
The following table presents certain key operating and capital metrics as of December 31, 2023 and December 31, 2022:

	As of
	December 31, 2023	December 31, 2022	Change
	($ in millions)
Assets Under Management	$552,801	$503,897	$48,904
Fee Paying Assets Under Management	$446,408	$411,923	$34,485
Uncalled Commitments	$98,557	$107,679	$(9,122)
The following table presents one of our key capital metrics for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in millions)
Capital Invested	$44,010	$71,411	$(27,401)
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2022 to December 31, 2023:

($ in millions)
December 31, 2022	$165,147
New Capital Raised	6,901
Distributions and Other	(9,340)
Change in Value	13,669
December 31, 2023	$176,377
AUM of our Private Equity business line was $176.4 billion at December 31, 2023, an increase of $11.3 billion, compared to $165.1 billion at December 31, 2022.
The increase was primarily attributable to (i) an appreciation in investment value from Americas Fund XII, Asian Fund III, and our core private equity strategy, and to a lesser extent (ii) new capital raised from private equity vehicles for private wealth investors, Ascendant Fund, and Global Impact Fund II. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, our core private equity strategy, and Asian Fund III.
For the year ended December 31, 2023, the value of our traditional private equity investment portfolio increased by 16%. This was comprised of a 63% increase in share prices of publicly held investments and a 10% increase in value of our privately held investments. For the year ended December 31, 2023, the value of our growth equity investment portfolio increased 14% and our core private equity investment portfolio increased 6%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, Kokusai Electric Corporation, and BridgeBio Pharma, Inc. These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which was ZJLD Group Inc. (HKG: 6979). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.

The most significant increases in the value of our privately held investments were increases in USI, Inc., Cloudera, Inc. (technology sector), and Exact Holdings B.V. These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V. (consumer products sector), PetVet Care Centers, LLC, and GenesisCare Pty Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to USI, Inc., an increase in valuation related to a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, relating primarily to challenging market and economic conditions. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuation.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2022 to December 31, 2023:

($ in millions)
December 31, 2022	$118,592
New Capital Raised	15,984
Distributions and Other	(7,112)
Redemptions	(311)
Change in Value	3,780
December 31, 2023	$130,933
AUM of our Real Assets business line was $130.9 billion at December 31, 2023, an increase of $12.3 billion, compared to $118.6 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic under our investment management agreements with our insurance companies, infrastructure vehicles for private wealth investors, and Diversified Core Infrastructure Fund, and to a lesser extent (ii) an appreciation in investment value from Global Infrastructure Investors III and Global Infrastructure Investors IV. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors II.
For the year ended December 31, 2023, the value of our infrastructure investment portfolio increased 18%, the value of our opportunistic real estate equity investment portfolio decreased by 2%, and the value of our energy investment portfolio decreased by 7%.
The most significant increases in value across our Real Assets portfolio were increases in FiberCop S.p.A. (infrastructure: telecommunications infrastructure sector), CyrusOne Inc. (infrastructure: asset leasing sector), and Atlantic Aviation FBO Inc. These increases in value were partially offset by decreases in value relating primarily to various assets held in our opportunistic real estate equity investment portfolio and energy portfolio. The increased valuations of individual companies or assets in the aggregate, generally related to (i) individual company or asset performance and (ii) a decrease in interest rates which reduced the cost of capital in our discounted cash flow methodology for certain valuations. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in capitalization rates and discount rates which generally negatively impacted our real estate equity portfolio, and a decrease in oil and natural gas prices, which generally negatively impact our energy portfolio. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2022 to December 31, 2023:

($ in millions)
December 31, 2022	$220,158
New Capital Raised	46,581
Distributions and Other	(18,237)
Redemptions	(8,036)
Change in Value	5,025
December 31, 2023	$245,491
AUM of our Credit and Liquid Strategies business line totaled $245.5 billion at December 31, 2023, an increase of $25.3 billion compared to AUM of $220.2 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various private credit funds, and the issuance of CLOs, and to a lesser extent (ii) appreciation in investment value on assets managed by Marshall Wace, and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, and (iii) redemptions at Marshall Wace.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2022 to December 31, 2023:

($ in millions)
December 31, 2022	$102,261
New Capital Raised	10,533
Distributions and Other	(5,483)
Change in Value	415
December 31, 2023	$107,726
FPAUM of our Private Equity business line was $107.7 billion at December 31, 2023, an increase of $5.4 billion, compared to $102.3 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from private equity vehicles for private wealth investors, our core private equity strategy portfolio, and Ascendant Fund. Partially offsetting the increase was (i) a reduction in FPAUM for the write-off of Envision Healthcare Corporation and GenesisCare Pty. Ltd., (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, and (iii) a reduction in fee base for European Fund III and China Growth Fund, which no longer pay management fees.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $16.5 billion at December 31, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2022 to December 31, 2023:

($ in millions)
December 31, 2022	$103,532
New Capital Raised	16,645
Distributions and Other	(6,766)
Redemptions	(311)
Net Changes in Fee Base of Certain Funds	(805)
Change in Value	(41)
December 31, 2023	$112,254
FPAUM of our Real Assets business line was $112.3 billion at December 31, 2023, an increase of $8.8 billion, compared to $103.5 billion at December 31, 2022.
The increase was primarily attributable to new capital raised from Global Atlantic, Diversified Core Infrastructure Fund, and infrastructure vehicles for private wealth investors. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) a change in fee base for both Real Estate Partners Europe II and Asia Real Estate Partners as a result of entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors II.
Uncalled capital commitments from real assets investment funds from which KKR is currently not earning management fees amounted to approximately $9.7 billion at December 31, 2023, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2022 to December 31, 2023:

($ in millions)
December 31, 2022	$206,130
New Capital Raised	43,968
Distributions and Other	(19,619)
Redemptions	(8,036)
Change in Value	3,985
December 31, 2023	$226,428
FPAUM of our Credit and Liquid Strategies business line was $226.4 billion at December 31, 2023, an increase of $20.3 billion compared to $206.1 billion at December 31, 2022.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various private credit funds, and the issuance of CLOs, and to a lesser extent (ii) appreciation of the assets managed by Marshall Wace and investments across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, (iii) redemptions at Marshall Wace, and (iv) a reduction in fee base for certain SIG funds, which no longer pay management fees.

Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $13.1 billion at December 31, 2023. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.7%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of December 31, 2023, our Private Equity business line had $57.4 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $65.9 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of December 31, 2023, our Real Assets business line had $24.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $27.5 billion as of December 31, 2022. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of December 31, 2023, our Credit and Liquid Strategies business line had $16.5 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $14.3 billion as of December 31, 2022. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the year ended December 31, 2023, $13.5 billion of capital was invested by our Private Equity business line, as compared to $18.8 billion for the year ended December 31, 2022. The decrease was driven primarily by a $6.7 billion decrease in capital invested in our traditional private equity strategy, partially offset by a $2.3 billion increase in capital invested in our core private equity strategy. During the year ended December 31, 2023, 59% of capital deployed in private equity was in transactions in North America, 35% was in Europe, and 6% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the year ended December 31, 2023, $15.5 billion of capital was invested by our Real Assets business line, as compared to $27.8 billion for the year ended December 31, 2022. The decrease was driven primarily by a $6.6 billion decrease in capital invested in our real estate strategy and a $5.5 billion decrease in capital invested in our infrastructure strategy. During the year ended December 31, 2023, 47% of capital deployed in real assets was in transactions in North America, 31% was in Europe, and 22% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the year ended December 31, 2023, $15.0 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $24.7 billion for the year ended December 31, 2022. The decrease was primarily due to a lower level of capital deployed in our private credit strategies. During the year ended December 31, 2023, 80% of capital deployed was in transactions in North America, 17% was in Europe, and 3% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
Effective January 1, 2023, we adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) with retrospective application to February 1, 2021, the date of the 2021 GA Acquisition. For a more detailed discussion of the adoption of the LDTI, see Note 2 "Summary of Significant Accounting Policies" in our financial statements.
The following tables set forth information regarding KKR's insurance segment operating results for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Net Investment Income	$5,377,817	$4,112,244	$1,265,573
Net Cost of Insurance	(3,283,009)	(2,295,133)	(987,876)
General, Administrative and Other	(805,109)	(638,274)	(166,835)
Pre-tax Operating Earnings	1,289,699	1,178,837	110,862
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(473,062)	(454,075)	(18,987)
Insurance Segment Operating Earnings	$816,637	$724,762	$91,875
Insurance Segment Operating Earnings
Insurance segment operating earnings increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to higher net investment income resulting from the increase in the investment portfolio due to the inflows from new business volumes and higher average yields. The increase was offset in part by (i) higher net cost of insurance, primarily due to the growth in both the individual market and institutional market channels and the associated higher funding costs on the new business and the ordinary course run off of older business that was originated in a lower rate environment, and (ii) a corresponding increase in general and administrative expenses.
Net Investment Income
Net investment income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth, (ii) increases in portfolio yields due to higher market interest rates, and (iii) the benefit in 2023 of rotating into higher yielding assets during 2022. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to a decrease in net realized gains from the sale of investments not related to asset/liability matching strategies.
Net Cost of Insurance
Net cost of insurance increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General and administrative expenses increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates and higher total debt outstanding, and (ii) increased employee compensation and benefits-related expenses.

Pre-tax Operating Earnings Attributable to Noncontrolling Interests
Pre-tax operating earnings attributable to noncontrolling interests increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 in proportion to the increase in insurance segment operating earnings for the comparable period. Pre-tax operating earnings attributable to noncontrolling interests represent the proportionate interest in the insurance segment operating earnings attributable to third party co-investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$3,369,872	$3,985,899	$(616,027)
Insurance Segment Operating Earnings	816,637	724,762	91,875
Distributable Operating Earnings	4,186,509	4,710,661	(524,152)

Interest Expense	(357,084)	(315,189)	(41,895)
Net Income Attributable to Noncontrolling Interests	(25,950)	(23,200)	(2,750)
Income Taxes on Operating Earnings	(763,382)	(859,964)	96,582
After-tax Distributable Earnings	$3,040,093	$3,512,308	$(472,215)
Distributable Operating Earnings
The decrease in distributable operating earnings for the year ended December 31, 2023 compared to the prior period was primarily due to a lower level of asset management segment operating earnings partially offset by a higher level of insurance segment operating earnings. For a discussion of the asset management and insurance segment operating earnings, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Insurance Segment Operating Results."
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the year ended December 31, 2023 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense partially offset by a decrease in income taxes on operating earnings.
Interest Expense
The increase in interest expense for the year ended December 31, 2023 compared to the prior period was primarily due to (i) the issuance of fixed rate notes in the current year and (ii) higher market interest rates and higher revolving borrowings outstanding in the current year under the KCM short-term credit facility for use in our capital markets business line.
Income Taxes on Operating Earnings
The decrease in income taxes on operating earnings for the year ended December 31, 2023 compared to the prior period was primarily due to a lower level of asset management segment operating earnings.
For the years ended December 31, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes on operating earnings was $51.3 million and $65.4 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% for both periods.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the years ended December 31, 2022 and 2021:

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
The increase in Credit and Liquid Strategies business line management fees was primarily attributable to (i) an increase in management fees earned from Global Atlantic and (ii) a higher level of management fees earned from FSK.

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
(1)The above tables exclude any funds for which there was no realized carried interest during the periods presented.
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

Realized carried interest in our Private Equity business line for the year ended December 31, 2021 consisted primarily of realized proceeds from the sales of our investments in Kokusai Electric Corporation, The Bountiful Company (consumer products sector), Ingersoll Rand Inc. (NYSE: IR), Academy Sports & Outdoors Inc. (NASDAQ: ASO), and Endeavor Group Holdings, Inc. (NASDAQ: EDR).
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
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$530,284	$1,199,414	$(669,130)
Interest Income and Dividends, Net	604,135	413,830	190,305
Total Realized Investment Income	$1,134,419	$1,613,244	$(478,825)
The decrease in realized investment income is primarily due to a lower level of net realized gains, partially offset by a higher level of interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the year ended December 31, 2022, net realized gains were comprised of realized gains primarily from the sale of our investments in Fiserv, Inc., Internet Brands, Inc., Viridor Limited, and CHI Overhead Doors, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our alternative credit investment, Hilding Anders International AB, (ii) a realized loss on Magneti Marelli CK Holdings, and (iii) realized losses from the sales of various revolving credit facilities.
For the year ended December 31, 2021, net realized gains were comprised of realized gains primarily from the sale of our investments in FanDuel Inc., Mr. Cooper Group Inc., Fiserv, Inc., The Bountiful Company, and BridgeBio Pharma Inc. Partially offsetting these realized gains were realized losses, the most significant of which were realized losses on certain hedging instruments.

For the year ended December 31, 2022, interest income and dividends, net were comprised of (i) dividend income primarily from levered multi-asset investment vehicles, our investments in Exact Holdings B.V., Internet Brands, Inc. and Pembina Gas Infrastructure Inc., and our real estate investments, including our investment in KPPA and KREF, and (ii) interest income primarily from our investments in CLOs.
For the year ended December 31, 2021, interest income and dividends, net were comprised of (i) dividend income primarily from our real estate investments, including our investment in KREF, as well as our investments in Viridor Limited, Kokusai Electric Corporation, and Arnott's Biscuits Limited and (ii) interest income primarily from our investments in CLOs and, to a lesser extent, our other credit investments. See "—Non-GAAP Balance Sheet Measures."
Following the KKR Capstone acquisition on January 1, 2020, KKR's after-tax distributable earnings includes the net income (loss) from KKR Capstone within realized investment income (loss). For the year ended December 31, 2022, total fees attributable to KKR Capstone were $86.7 million and total expenses attributable to KKR Capstone were $81.7 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures."
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
The following table presents one of our key capital metrics for the years ended December 31, 2022 and 2021::

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
The most significant decreases in share prices of our publicly held investments were decreases in AppLovin Corporation, Max Healthcare Institute Limited (NSE: MAXHEALTH), and GoTo Gojek Tokopedia PT Tbk (IDX: GOTO). These decreases were partially offset by increases in share prices of other publicly held investments, the most significant of which were Hensoldt AG (FRA: HAG) and KnowBe4, Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant decreases in the value of our privately held investments were decreases in Kokusai Electric Corporation, OneStream Software, LLC (technology sector), and Unzer GmbH (financial services sector). These decreases in value on our privately held investments were partially offset by increases in the value of certain other privately held investments, the most significant of which were CHI Overhead Doors, Inc., ERM Worldwide Group Limited, and Internet Brands, Inc. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) an unfavorable business outlook and (ii) a decrease in the value of market comparables, both influenced by challenging market and economic conditions. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) with respect to CHI Overhead Doors, Inc., an increase in valuation reflecting an agreement to exit the investment, which was executed in the period, and (iii) with respect to Internet Brands, Inc. an increase in valuation driven by a partial sale transaction, which was executed in the period. See "Risk Factors and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
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
The increase was primarily attributable to (i) assets managed by KJRM, which we acquired in 2022, and (ii) new capital raised from Global Atlantic, Asia Pacific Infrastructure Investors II and Diversified Core Infrastructure Fund. Partially offsetting these increases were payments to Global Atlantic policyholders and distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Real Estate Partners Americas II. The decrease in investment value was due to the impact of the (i) decline in the value of the Japanese yen associated with assets managed by KJRM and the decline in value of our real estate credit portfolio partially offset by the increase in value across our energy, infrastructure and opportunistic real estate equity investment portfolios.

For the year ended December 31, 2022, the value of our energy investment portfolio increased by 18%, the value of our infrastructure investment portfolio increased 5%, and the value of our opportunistic real estate equity investment portfolio increased by 3%.
The most significant increases in the value of our privately held investments related to various assets held in our energy portfolio, Sempra Global, L.P. (Infrastructure: energy and energy transition sector), and Viridor Limited. These increases in value were partially offset by decreases in value relating primarily to Colonial Enterprises, Inc. (infrastructure: midstream sector) and various assets held in our opportunistic real estate equity investment portfolio. The increased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in our privately held investments, in the aggregate, generally related to (i) a decrease in the value of market comparables and (ii) an unfavorable business outlook, both relating primarily to challenging market and economic conditions. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
The most significant decrease in share prices of our publicly held investments was a decrease in First Gen Corporation (PM: FGEN). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "— Business Environment" for more information about factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
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
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various alternative and leveraged credit investment vehicles and (ii) the change in fee base for Global Atlantic's management fees from fair market value to book value. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, (iii) distributions to fund investors at certain alternative credit funds and (iv) a decline in investment value on the assets managed across our leveraged credit portfolio.
See also "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

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
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $18.6 billion at December 31, 2022, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time.  If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
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
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various alternative and leveraged credit investment vehicles and (ii) the change in fee base for Global Atlantic's management fees from fair market value to book value. Partially offsetting these increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, (iii) distributions to fund investors at certain alternative credit funds and (iv) a decline in investment value on the assets managed across our leveraged credit portfolio.
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
See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

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
The following tables set forth information regarding KKR's insurance segment operating results for the years ended December 31, 2022 and December 31, 2021:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Net Investment Income	$4,112,244	$3,329,570	$782,674
Net Cost of Insurance	(2,295,133)	(1,564,264)	(730,869)
General, Administrative and Other	(638,274)	(500,410)	(137,864)
Pre-tax Operating Earnings	1,178,837	1,264,896	(86,059)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(454,075)	(489,456)	35,381
Insurance Segment Operating Earnings	$724,762	$775,440	$(50,678)
Insurance Segment Operating Earnings
Insurance segment operating earnings decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) higher net cost of insurance, primarily due to the growth in both Global Atlantic's individual market and institutional market channels and higher funding cost on new business, and (ii) a corresponding increase in general and administrative expenses. The decrease was offset in part by (i) higher net investment income resulting from an increase in average assets under management due to growth of the business, and higher average yields, and (ii) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021.
Net Investment Income
Net investment income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021, (ii) growth in portfolio yields due to higher market interest rates on floating rate investments, (iii) rotation into higher yielding assets, and (iv) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales from new business growth. Offsetting these increases to net investment income was a decrease in variable investment income, primarily due to the non-recurrence of net realized gains from the sale of investments not related to asset/liability matching strategies, including in particular the disposition of Origis USA, LLC, reported in the prior financial reporting period.
Net Cost of Insurance
Net cost of insurance increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021, (ii) growth in reserves in the institutional market as a result of new reinsurance transactions and in the individual market as a result of new business volumes, and (iii) higher funding costs on new business originated, and (iv) the impact of assumption review (as described in “—Consolidated Results of Operations (GAAP Basis)—Insurance—Assumption Review” above).
General, Administrative and Other Expenses
General and administrative expenses increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to (i) one less month of activity reported in the prior financial reporting period as a result of the 2021 GA Acquisition having occurred on February 1, 2021, (ii) increased employee compensation and benefits-related expenses, (iii) increased professional service fees, and (iv) increased TPA policy servicing fees, all due to growth of the business.

Pre-tax Operating Earnings Attributable to Noncontrolling Interests
Pre-tax operating earnings attributable to noncontrolling interests decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 in proportion to the decrease in insurance segment operating earnings for the comparable period. Pre-tax operating earnings attributable to noncontrolling interests represent the proportionate interest in the insurance segment operating earnings attributable to third party investors in Global Atlantic.
Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Asset Management Segment Operating Earnings	$3,985,899	$4,243,660	$(257,761)
Insurance Segment Operating Earnings	724,762	775,440	(50,678)
Distributable Operating Earnings	4,710,661	5,019,100	(308,439)

Interest Expense	(315,189)	(250,183)	(65,006)
Preferred Dividends	—	(19,201)	19,201
Net Income Attributable to Noncontrolling Interests	(23,200)	(23,664)	464
Income Taxes on Operating Earnings	(859,964)	(809,962)	(50,002)
After-tax Distributable Earnings	$3,512,308	$3,916,090	$(403,782)
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
After-tax Distributable Earnings
The decrease in after-tax distributable earnings for the year ended December 31, 2022 compared to the prior period was primarily due to a lower level of distributable operating earnings and an increase in interest expense and income taxes on operating earnings, partially offset by a decrease in preferred dividends.
Interest Expense
The increase in interest expense for the year ended December 31, 2022 compared to the prior period is due primarily to debt issuances by KKR's financing subsidiaries.
Preferred Dividends
The decrease in preferred dividends for the year ended December 31, 2022 compared to the prior period was attributable to the redemption of all of our Series A and B preferred.
Income Taxes on Operating Earnings
The increase in income taxes on operating earnings for the year ended December 31, 2022 compared to the prior period was primarily due to a lower tax benefit from equity-based compensation and an increase in U.S. state and local taxes.
For the years ended December 31, 2022 and 2021, the amount of the tax benefit from equity-based compensation included in income taxes on operating earnings was $65.4 million and $123.1 million, respectively. The inclusion of the tax benefit from equity-based compensation in After-tax Distributable Earnings had the effect of increasing this measure by 2% and 3%, respectively, for the years ended December 31, 2022 and 2021.

Non-GAAP Balance Sheet Measures
Book Value
The following table presents our calculation of book value as of December 31, 2023 and December 31, 2022:

		As of
		December 31, 2023	December 31, 2022
		($ in thousands)

(+)	Cash and Short-term Investments	$5,441,908	$3,256,515
(+)	Investments	18,405,295	17,628,327
(+)	Net Unrealized Performance Income (1)	3,375,807	2,509,589
(+)	Other Assets, Net (2)	6,498,269	6,979,235
(+)	Global Atlantic Book Value	4,988,280	4,409,873

(-)	Debt Obligations - KKR (excluding KFN and Global Atlantic)	7,191,020	6,957,932
(-)	Debt Obligations - KFN	948,517	948,517
(-)	Tax Liabilities, Net	2,101,774	1,648,600
(-)	Other Liabilities	913,008	911,612
(-)	Noncontrolling Interests	29,936	32,843

	Book Value	$27,525,304	$24,284,035

	Book Value Per Adjusted Share	$30.95	$27.27
	Adjusted Shares	889,469,232	890,628,190
(1)The following table provides net unrealized performance income by business line:

	As of
	December 31, 2023	December 31, 2022
	($ in thousands)
Private Equity Business Line	$2,850,342	$2,199,869
Real Assets Business Line	397,593	212,974
Credit and Liquid Strategies Business Line	127,872	96,746
Total	$3,375,807	$2,509,589
(2)Other Assets, Net include our (i) ownership interest in FS/KKR Advisor, (ii) minority ownership interests in hedge fund partnerships, and (iii) the net assets of KJRM.
Book value increased 13% from December 31, 2022. The increase was primarily attributable to (i) the net appreciation in the value of our investment portfolio, (ii) an increase in net unrealized carried interest, most notably from Americas Fund XII, Asian Fund III, and Global Infrastructure Investors III, and (iii) the positive impact of our after-tax distributable earnings recognized in the period. Partially offsetting these increases were the payment of dividends and repurchases of our common stock during the period. The value of our asset management segment investments increased 12% in the period. For a further discussion, see "—Consolidated Results of Operations (GAAP Basis) - Asset Management—Investment Income (Loss) - Asset Management—Unrealized Gains and Losses from Investment Activities." For a discussion of the changes in our investment portfolio, see "—Analysis of Asset Management Segment Operating Results—Assets Under Management." For a discussion of factors that impacted KKR's after-tax distributable earnings, see "—Analysis of Non-GAAP Performance Measures—After-tax Distributable Earnings" and for more information about the factors that may impact our business, financial performance, operating results and valuations, see "Risk Factors" "—Business Environment."

The following table presents the holdings of our investments in the asset management segment by asset class as of December 31, 2023. To the extent investments are realized at values below their cost in future periods, after-tax distributable earnings would be adversely affected by the amount of such loss, if any, during the period in which the realization event occurs.

	As of December 31, 2023
	($ in thousands)
Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Investments

Core Private Equity	$2,864,489	$6,668,834	36.2%
Traditional Private Equity	1,315,063	2,844,147	15.5%
Growth Equity	410,440	1,278,110	6.9%
Private Equity Total	4,589,992	10,791,091	58.6%

Real Estate	1,816,614	1,798,888	9.8%
Infrastructure	958,432	1,170,925	6.4%
Energy	831,215	891,397	4.8%
Real Assets Total	3,606,261	3,861,210	21.0%

Leveraged Credit	1,346,725	1,264,761	6.9%
Alternative Credit	876,495	980,942	5.3%
Credit Total	2,223,220	2,245,703	12.2%

Other	1,640,134	1,507,291	8.2%

Total Investments	$12,059,607	$18,405,295	100.0%

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

	As of December 31, 2023
	($ in thousands)
Top 20 Investments: (1)	Cost	Fair Value
USI, Inc.	$833,195	$1,914,535
PetVet Care Centers, LLC	355,715	1,134,006
Heartland Dental, LLC	375,365	824,288
Exact Holding B.V.	213,362	757,336
Arnott's Biscuits Limited	250,841	533,994
BridgeBio Pharma, Inc. (NASDAQ: BBIO)	59,799	483,769
1-800 Contacts Inc.	300,178	435,095
Barracuda Networks, Inc.	432,831	432,831
Roompot B.V.	349,036	420,613
ERM Worldwide Group Limited	228,710	366,321
Crescent Energy Company (NYSE: CRGY)	531,293	354,085
Internet Brands, Inc.	331,163	336,479
APRIL Group	280,213	331,692
IVIRMA Global SL	321,871	330,288
Teaching Strategies, LLC	307,162	307,162
The Bay Clubs Company, LLC	257,879	274,657
Shriram General Insurance Co.	245,470	246,689
FiberCop S.p.A.	127,742	245,665
Viridor Limited	131,959	209,875
PortAventura	155,803	196,480
Total Top 20 Investments	$6,089,587	$10,135,860
(1)This list of investments identifies the twenty largest companies or assets based on their fair values as of December 31, 2023. It does not deduct fund or vehicle level debt, if any, incurred in connection with funding the investment. This list excludes (i) investments expected to be syndicated, (ii) investments expected to be transferred in connection with a new fundraising, (iii) investments in funds and other entities that are owned by one or more third parties and established for the purpose of making investments and (iv) the portion of any investment that may be held through collateralized loan obligations or levered multi-asset investment vehicles, if any. For additional information about the asset classes of the investments held on KKR's balance sheet see "—Our Business—Principal Activities" for the "Holdings by Asset Class" pie chart. The fair value figures include the co-investment and the limited partner and/or general partner interests held by KKR in the underlying investment, if applicable.

With respect to KKR's book value relating to its insurance business, KKR includes Global Atlantic's book value, which consists of KKR's pro rata equity interest in Global Atlantic on a GAAP basis, excluding (i) accumulated other comprehensive income (loss) and (ii) accumulated change in fair value of reinsurance embedded derivative balances and related assets, net of income tax. KKR believes this presentation of Global Atlantic's book value is comparable with the corresponding metric presented by other publicly traded companies in Global Atlantic's industry. As of December 31, 2023, KKR's pro rata interest in Global Atlantic's book value was $5.0 billion. For more information about the composition and credit quality of Global Atlantic's investments on a consolidated basis, please see "—Global Atlantic's Investment Portfolio" below.

Global Atlantic's Investment Portfolio
As of December 31, 2023, 96% and 88% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2022, 95% and 85% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2023 were Corporate securities, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"), comprising 28%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 93% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 61% and 56% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2023. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2022 were Corporate, RMBS and CMBS securities, comprising 29%, 5% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 95% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 94%, 45% and 53% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2022. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 27% and 29% as of December 31, 2023 and December 31, 2022, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both December 31, 2023 and December 31, 2022.
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
Substantially all of the AFS fixed maturity securities portfolio, 96% and 95% as of December 31, 2023 and December 31, 2022, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 4% and 5% as of December 31, 2023 and December 31, 2022, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of December 31, 2023 and December 31, 2022, 58% and 59% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of December 31, 2023 and December 31, 2022, approximately 6% and 5% of the portfolio is denominated in foreign currency, respectively.
As of December 31, 2023 and December 31, 2022, 95% and 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 95% and 94% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of December 31, 2023 and December 31, 2022, 11% and 10% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of December 31, 2023 and December 31, 2022, 89% and 90%, respectively, of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of December 31, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 45%, 21%, 10% and 10% of the total RMBS portfolio ($7.9 billion), respectively. As of December 31, 2022, Alt-A, Option ARM, Re-Performing and Sub-prime represent 31%, 28%, 14% and 12% of the total RMBS portfolio ($6.4 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of December 31, 2023 and December 31, 2022, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $750.3 million and $917.6 million based on NRSRO rating and $267.2 million and $224.9 million based on NAIC ratings, respectively. As of December 31, 2023, unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit quality of mortgage and other loan receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans and other loan receivables. As of both December 31, 2023 and December 31, 2022, 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents over half of the portfolio as of both December 31, 2023 and December 31, 2022. Office and retail properties represent approximately 23% and 28% of the portfolio as of December 31, 2023 and December 31, 2022, respectively.

Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of December 31, 2023 and December 31, 2022, 89% and 88% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 98% and over 99% of the commercial mortgage loan portfolio is current as of December 31, 2023 and December 31, 2022, respectively.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of December 31, 2023 and December 31, 2022, approximately 88% and 84%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less and for December 31, 2023 and December 31, 2022, 2% and 3% have loan-to-value ratio over 90%, respectively.
Changing economic conditions and updated assumptions affect Global Atlantic’s assessment of the collectibility of commercial mortgage loans. Changing vacancies and rents are incorporated into the analysis that Global Atlantic performs to measure the allowance for credit losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
As of December 31, 2023, the payment status of 96% of the residential mortgage loan portfolio is current, and approximately $231.2 million is 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio). As of December 31, 2022, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $192.3 million were 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 63% and 64% as of December 31, 2023 and December 31, 2022, respectively.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans and auto loans. As of December 31, 2023, 97% of the consumer loan portfolio is in current status and approximately $34.8 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures:
Revenues

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in thousands)
Total GAAP Revenues	$14,499,312	$5,704,180	$16,226,040
Impact of Consolidation and Other	861,928	841,711	808,174
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(2,843,437)	2,500,509	(6,842,414)
Realized Carried Interest	1,005,759	1,993,860	1,752,130
Realized Investment Income	690,727	1,134,419	1,613,244
Capstone Fees	(100,314)	(86,665)	(91,407)
Expense Reimbursements	(75,687)	(102,927)	(178,572)
Insurance Adjustments:
Net Premiums	(1,975,675)	(1,182,461)	(2,226,078)
Policy Fees	(1,260,249)	(1,261,721)	(1,137,805)
Other Income	(176,442)	(139,124)	(120,213)
(Gains) Losses from Investments (1)	700,380	472,053	544,357
Non-operating Changes in Policy Liabilities and Derivatives	(346,963)	1,072,572	(141,513)
Total Segment Revenues (2)	$10,979,339	$10,946,406	$10,205,943
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$3,680,514	$(590,664)	$4,626,759
Preferred Stock Dividends	51,747	69,000	105,647
Net Income (Loss) Attributable to Noncontrolling Interests	1,624,825	104,050	7,719,311
Income Tax Expense (Benefit)	1,197,523	125,393	1,394,882
Income (Loss) Before Tax (GAAP)	$6,554,609	$(292,221)	$13,846,599
Impact of Consolidation and Other	(1,569,591)	(394,427)	(5,064,946)
Equity-based Compensation - KKR Holdings(1)	—	119,834	161,283
Preferred Stock Dividends	—	—	(19,201)
Income Taxes on Operating Earnings	(763,382)	(859,964)	(809,962)
Asset Management Adjustments:
Unrealized (Gains) Losses	(1,534,934)	2,002,082	(2,590,280)
Unrealized Carried Interest	(1,656,974)	4,231,359	(4,043,135)
Unrealized Carried Interest Compensation (Carry Pool)	792,758	(1,753,396)	1,751,912
Strategic Corporate Related Charges(2)	31,805	94,629	25,153
Equity-based Compensation	230,858	210,756	183,100
Equity-based Compensation - Performance based	271,958	238,929	78,230
Insurance Adjustments:(3)
(Gains) Losses from Investments(3)(4)	363,956	379,647	352,819
Non-operating Changes in Policy Liabilities and Derivatives(3)	228,929	(584,495)	(39,858)
Strategic Corporate Related Charges(3)	7,347	15,215	15,808
Equity-based and Other Compensation(3)	71,579	93,508	58,622
Amortization of Acquired Intangibles(3)	11,175	10,852	9,946
After-tax Distributable Earnings	$3,040,093	$3,512,308	$3,916,090
Interest Expense	357,084	315,189	250,183
Preferred Stock Dividends	—	—	19,201
Net Income Attributable to Noncontrolling Interests	25,950	23,200	23,664
Income Taxes on Operating Earnings	763,382	859,964	809,962
Distributable Operating Earnings	$4,186,509	$4,710,661	$5,019,100
Insurance Segment Operating Earnings	(816,637)	(724,762)	(775,440)
Realized Performance Income	(1,065,389)	(2,176,658)	(2,141,596)
Realized Performance Income Compensation	666,440	1,333,526	1,239,177
Realized Investment Income	(690,727)	(1,134,419)	(1,613,244)
Realized Investment Income Compensation	103,590	159,003	241,994
Fee Related Earnings	$2,383,786	$2,167,351	$1,969,991
Insurance Segment Operating Earnings	816,637	724,762	775,440
Realized Performance Income	1,065,389	2,176,658	2,141,596
Realized Performance Income Compensation	(666,440)	(1,333,526)	(1,239,177)
Realized Investment Income	690,727	1,134,419	1,613,244
Realized Investment Income Compensation	(103,590)	(159,003)	(241,994)
Depreciation and Amortization	46,727	33,809	25,940
Adjusted EBITDA	$4,233,236	$4,744,470	$5,045,040
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the year ended December 31, 2022, strategic corporate related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered into in connection with the acquisition of KJRM and that were settled upon closing in the second quarter of 2022.
(3)Amounts represent the portion allocable to KKR & Co. Inc.
(4)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

	As of
	December 31, 2023	December 31, 2022
	($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock	$22,858,694	$17,691,975
Series C Mandatory Convertible Preferred Stock	—	1,115,792
Impact of Consolidation and Other	409,663	399,318
Exchangeable Securities	221,303	128,850
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	4,035,644	4,948,100
Book Value	$27,525,304	$24,284,035
The following table provides a reconciliation of KKR's GAAP Shares of Common Stock Outstanding to Adjusted Shares:

	As of
	December 31, 2023	December 31, 2022
GAAP Shares of Common Stock Outstanding	885,005,588	861,110,478
Adjustments:
Exchangeable Securities (1)	4,463,644	2,695,142
Common Stock - Series C Mandatory Convertible Preferred Stock (2)	—	26,822,570
Adjusted Shares (3)	889,469,232	890,628,190

Unvested Equity Awards and Exchangeable Securities (4)	41,660,450	35,457,274
(1)Consists of vested restricted holdings units granted under our 2019 Equity Incentive Plan, which were exchangeable for shares of KKR & Co. Inc. common stock on a one-for-one basis.
(2)Assumes that all shares of Series C Mandatory Convertible Preferred Stock have been converted into shares of KKR & Co. Inc. common stock for any reporting period prior to the redemption of the Series C Mandatory Convertible Preferred Stock.
(3)Amounts exclude unvested equity awards granted under our Equity Incentive Plans.
(4)Represents equity awards granted under our Equity Incentive Plans. Excludes market condition awards that did not meet their market-price based vesting conditions as of December 31, 2023 and December 31, 2022.

Liquidity
We manage our liquidity and capital requirements by (a) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (b) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding capital commitments in our capital markets business; (vi) distributing cash flow to our stockholders and any holders of our preferred stock, if any; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity," "—Liquidity Needs" and "—Dividends and Stock Repurchases."
See "Risk Factors" and "—Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.

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
As of December 31, 2023, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.
As of December 31, 2023, netting holes in excess of $50 million existed at European Fund V, Asian Fund III, and Health Care Strategic Growth Fund in the amounts of $105 million, $97 million, and $73 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of December 31, 2023, approximately $546 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2023 fair values. As of December 31, 2023, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 7 in “Asset Management—Private Equity” for further information on clawback obligations.
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
•acquire other assets (including businesses, investments and other assets) for our businesses, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent they may apply);
•address capital needs of regulated subsidiaries as well as non-regulated subsidiaries; and
•repurchase shares of our common stock or retire equity awards pursuant to the share repurchase program or repurchase or redeem other securities issued by us.
For a discussion of KKR's share repurchase program, see Note 22 "Equity" in our financial statements.
Capital Commitments
The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy in our Principal Activities business line, including core investments and exposure to the Asia-Pacific region.

The following table presents our uncalled commitments to our active investment funds and other vehicles as of December 31, 2023:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,066
Ascendant Fund	312
European Fund VI	146
Health Care Strategic Growth Fund II	90
Asian Fund IV	84
North America Fund XIII	80
Next Generation Technology Growth Fund III	21
Global Impact Fund II	17
Other Private Equity Vehicles	938
Total Private Equity Commitments	4,754

Real Assets
Asia Pacific Infrastructure Investors II	342
Real Estate Partners Americas III	80
Asia Real Estate Partners	63
Real Estate Partners Europe II	63
Global Infrastructure Investors IV	17
Other Real Assets Vehicles	1,330
Total Real Assets Commitments	1,895

Credit and Liquid Strategies
Opportunities Fund II	116
Asia Credit Opportunities	94
Dislocation Opportunities Fund	69
Asset-Based Finance Partners	68
Lending Partners IV	16
Lending Partners Europe II	16
Private Credit Opportunities Partners II	7
Other Credit and Liquid Strategies Vehicles	633
Total Credit and Liquid Strategies Commitments	1,019

Total Uncalled Commitments	$7,668
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of December 31, 2023, these commitments amounted to $0.3 billion.
Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. Our capital markets business has arrangements with third parties, which reduce our risk under certain circumstances when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2023 have been reduced to reflect the amount to be funded by such third parties. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in this report.

From time to time, we fund various underwriting, syndication and fronting commitments in our capital markets business in connection with the arranging or underwriting of loans, securities or other financial instruments, for which we may draw all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. For more information about our capital markets business risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in this report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of December 31, 2023, an undiscounted payable of $406.7 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of December 31, 2023, approximately $76.7 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.165 per share of our common stock has been declared and will be paid on March 1, 2024 to holders of record of our common stock as of the close of business on February 16, 2024.
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
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 6, 2024 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.70 per share (or a quarterly dividend of $0.175 per share) beginning with the dividend to be announced with the results of the quarter ending March 31, 2024. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements.
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 91.9 million shares of common stock for $2.5 billion, which equates to an average price of $27.32 per share. For further information, see "Part II—Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we (including Global Atlantic) and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. Contractual arrangements include (1) commitments to fund the purchase of investments or other assets (including obligations to fund capital commitments as the general partner of our investment funds) or to fund collateral for derivative transactions or otherwise, (2) obligations arising under our senior notes, subordinated notes, and other indebtedness, (3) commitments by our capital markets business to underwrite transactions or to lend capital, (4) obligations arising under insurance policies written, (5) other contractual obligations, including servicing agreements with third-party administrators for insurance policy administration, and (6) commitments to fund the business, operations or investments of our subsidiaries. In addition, we may incur contingent liabilities for claims that may be made against us in the future. For more information about these contingent liabilities, please see Note 24 "Commitments and Contingencies" in our financial statements.

The following table sets forth information relating to anticipated future cash payments as of December 31, 2023 excluding consolidated funds and CFEs with a reconciliation of such amounts to anticipated future cash payments by us (including Global Atlantic) and our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Asset Management
Uncalled commitments to investment funds (1)	$7,668.0	$—	$—	$—	$7,668.0
Debt payment obligations (2)	—	35.5	575.1	7,470.9	8,081.5
Interest obligations on debt payment obligations (3)	355.5	590.0	582.7	3,877.1	5,405.3
Underwriting commitments (4)	19.9	—	—	—	19.9
Lending commitments (5)	192.3	—	—	—	192.3
Purchase commitments (6)	68.6	—	—	—	68.6
Lease obligations	56.0	99.8	60.5	203.3	419.6
Insurance (7)
Policy liabilities (8)	17,018.5	33,917.3	29,888.6	111,065.0	191,889.4
Debt payment obligations (9)	—	200.0	—	2,550.0	2,750.0
Interest obligations on debt payment obligations (10)	145.0	295.0	303.0	1,623.0	2,366.0
Purchase and lease commitments (11)	58.7	88.3	54.7	363.5	565.2
Total Contractual Obligations of KKR	$25,582.5	$35,225.9	$31,464.6	$127,152.8	$219,425.8
(+) Uncalled commitments of consolidated funds (12)	17,746.4	—	—	—	17,746.4
(+) Debt payment obligations of consolidated funds, CFEs and Other (13)	3,127.4	1,447.3	1,510.9	30,630.6	36,716.2
(+) Corporate real estate borrowings (14)	490.0	—	—	—	490.0
(+) Interest obligations of consolidated funds, CFEs and Other (15)	2,402.1	4,173.8	3,958.3	8,123.9	18,658.1
Total Consolidated Contractual Obligations	$49,348.4	$40,847.0	$36,933.8	$165,907.3	$293,036.5
(1)These uncalled commitments represent amounts committed by us to fund a portion of the purchase price paid for each investment made by our investment funds which are actively investing. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity Needs" and Note 16 "Debt Obligations" in our financial statements.
(2)Amounts include senior notes and subordinated notes issued by KKR and its subsidiaries. KFN's debt obligations are non-recourse to KKR beyond the assets of KFN.
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2023 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2023, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
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
(7)Global Atlantic has other obligations related to collateral payable held for derivative instruments ($45.1 million) and outstanding commitments to make investments in commercial mortgage loans, other lending facilities and other investments ($4.2 billion) which have not been included in the above table as the exact timing of these payments cannot be estimated. Global Atlantic's debt obligations are non-recourse to KKR beyond the assets of Global Atlantic.
(8)Policy liabilities for insurance obligations consist of amounts required to meet future obligations for future policy benefits and policy account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, lapse, renewal, withdrawal, and annuitization comparable with actual experience. These assumptions also include market growth and policy crediting. All estimated cash payments are not discounted to present value. Accordingly, the total of cash flows presented for all years of $191.9 billion significantly exceeds total policy liabilities of $160.1 billion recorded on the statements of financial condition as of December 31, 2023. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could differ materially from actual results.
(9)The payments due by period for debt obligations reflect the contractual maturities of principal.
(10)Reflects estimated future interest payments. Future interest on variable rate debt (which includes borrowing under Global Atlantic's revolving credit facility and the subordinated debentures) was computed using prevailing rates as of December 31, 2023 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.

(11)Reflects operational servicing agreements with third-party administrators for policy administration.
(12)Represents uncalled commitments of our consolidated funds excluding KKR's portion of uncalled commitments as the general partner of the respective funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year. However, given the size of such commitments and the pace at which our investment funds make investments, we expect that the capital commitments presented above will be called over a period of several years. See "—Liquidity Needs" and Note 16 "Debt Obligations" in our financial statements.
(13)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $8.5 billion, (ii) debt securities issued by our consolidated CLOs of $25.3 billion and (iii) borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.9 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Borrowings by levered investment vehicles are supported solely by the investments held at the investment vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(14)Represents a debt obligation in connection with the ownership of KKR office space.
(15)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2023 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2023, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of the amounts due are not presently known. See "—Liquidity Needs—Tax Receivable Agreement" in this report and "Risk Factors—Risks Related to Our Organizational Structure—We will be required to pay certain principals for most of the benefits relating to our use of tax attributes we receive from historical exchanges of our common stock for KKR Group Partnership Units" in this report.
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2023 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 1% of the fair value of this Level III private equity investment portfolio is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2023, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 54%, and 7%, respectively.
There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "Risk Factors" and "—Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2023, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
For Level III investments in Asset Management, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core equity investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Chief Financial Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of December 31, 2023, approximately 88% of these investments were priced via external sources, while approximately 12% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of December 31, 2023, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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
As of December 31, 2023, there were no investments which represented greater than 5% of total investments on a GAAP basis. On a segment basis, as of December 31, 2023, investments which represented greater than 5% of total asset management segment investments consisted of USI, Inc. and PetVet Care Centers, LLC and valued at $1,915 million and $1,134 million, respectively. Our investment income on a GAAP basis and our book value can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our sizable holdings of Crescent and BridgeBio Pharma, Inc. See "Risk Factors" and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Non-GAAP Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
Income Taxes
Significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. A portion of the deferred tax assets are not considered to be more likely than not to be realized. For that portion of the deferred tax assets for Global Atlantic, a valuation allowance has been recorded. Revisions in estimates and/or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. Please see Note 18 "Income Taxes" in our financial statements in this report for further details.

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

Beginning in 2021, we expect to pay our employees by assigning a percentage range to each component of asset management segment revenues. Prior to January 1, 2024, based on the current components and blend of our asset management segment revenues on an annual basis, we expected to use approximately: (i) 20‐25% of fee related revenues, (ii) 60‐70% of realized carried interest and incentive fees not included in fee related performance revenues or earned from our hedge fund partnerships, and (iii) 10‐20% of realized investment income and hedge fund partnership incentive fees, to pay our asset management employees. Beginning in January 2024, we expect to use approximately: (i) 15%-20% of fee related revenues, (ii) 70%-80% of realized carried interest and incentive fees not included in fee related performance revenues or earned from our hedge fund partnerships, and (iii) 10%-20% of realized investment income and hedge fund partnership incentive fees, to pay our asset management employees. Because these ranges are applied to applicable asset management segment revenue components independently, and on an annual basis, the amount paid as a percentage of total asset management segment revenue will vary and will, for example, likely be higher in a period with relatively higher realized carried interest and lower in a period with relatively lower realized carried interest. We decide whether to pay a discretionary cash bonus and determine the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires us to pay a discretionary cash bonus to the asset management employees, except in limited circumstances.
Assuming that we had accrued compensation of (i) 65% of the unrealized carried interest earned by the funds that allocate 40% and 43% to the carry pool and (ii) 15% of the unrealized net gains in our Principal Activities business line (in each case at the mid-point of the ranges above), KKR & Co. Inc. Stockholders’ Equity – Common Stock as of December 31, 2023 would have been reduced by approximately $1.88 per share, compared to our reported $25.83 per share on such date, and our book value as of December 31, 2023 would have been reduced by approximately $1.88 per adjusted share, compared to our reported book value of $30.95 per adjusted share on such date.
Carry Pool Allocation
With respect to our funds that provide for carried interest, we allocate a portion of the realized and unrealized carried interest that we earn to Associates Holdings, which we refer to as the carry pool, from which our asset management employees and certain other carry pool participants are eligible to receive a carried interest allocation. As of December 31, 2023, the allocation is determined based upon a fixed arrangement between Associates Holdings and us, and we do not exercise discretion on whether to make an allocation to the carry pool upon a realization event. We refer to the portion of carried interest that we allocate to the carry pool as the carry pool percentage. These amounts are accounted for as compensatory profit sharing arrangements in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
As of December 31, 2023, the carry pool percentage was fixed at 40%, 43% or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For all funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at 43%, and the carry pool percentage was fixed at 40% for older funds that contributed to our carry pool. Effective January 2, 2024, we are authorized to apply a carry pool percentage in excess of these fixed percentages of up to 80% for all funds. As of the date of this filing, no carry pool percentage has been changed for our funds that have closed on or before December 31, 2023. This increase to the carry pool percentage was approved by a majority of our independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of our independent directors.
As disclosed above, we record compensation for our asset management employees in an amount that equates to 60‐70% of realized carried interest and incentive fees which are not included in fee related performance revenues or earned from our hedge fund partnerships. The amounts recorded as compensation for the year ended December 31, 2023 and certain prior periods are greater than the amounts allocated to the carry pool for those periods. Any amounts recorded as compensation that are higher than the amounts allocated in accordance with the percentages referenced above represent discretionary cash bonus compensation to our asset management employees. The amounts paid as discretionary cash bonuses, if any, are at our discretion and vary from individual to individual and from period to period, including having no cash bonus at all for certain employees. See "—Revenues—Capital Allocation-Based Income (Loss)" and "—Compensation and Benefits" above.

On the Sunset Date (which will not be later than December 31, 2026), KKR will acquire control of Associates Holdings and will commence making decisions regarding the allocation of the carry proceeds pursuant to the limited partnership agreement of Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of the carry proceeds to themselves and others, pursuant to the limited partnership agreement of Associates Holdings, provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis consistent with past practice. For additional information about the Sunset Date and the Reorganization Agreement, see Note 1 "Organization" in our financial statements included in this report.
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
Compensation expense relating to the issuance of equity-based awards is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly for certain restricted units with a vesting condition based upon market conditions, whose grant date fair values are based on a probability distributed Monte-Carlo simulation. See Note 19 "Equity Based Compensation,” in our financial statements included in this report for further discussion and activity of these awards.
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

For a majority of Global Atlantic's in-force policies, including its interest-sensitive life policies and most annuity contracts, the base policy reserve is equal to the account value. For these products, the account value represents Global Atlantic's obligation to repay to the policyholder the amounts held with Global Atlantic on deposit. However, there are several significant blocks of business where policy reserves, in addition to the account value, are explicitly calculated, including variable annuities, fixed-indexed annuities, interest-sensitive life products (including those with secondary guarantees), and preneed policies.
The critical accounting estimates and related sensitivities, reported below have been updated from those reported in the Annual Report to reflect the impact from the adoption of LDTI (see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.)
Market risk benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed annuity and variable annuity products, including minimum guarantees to policyholders, such as guaranteed minimum death benefits (GMDBs), guaranteed minimum withdrawal benefits (GMWBs), and long-term care benefits (which are capped at the return of account value plus one or two times the account value).
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
See Note 17 — “Policy liabilities” in our financial statements for additional information.

As of December 31, 2023, the net market risk liability balance totaled $1.1 billion. As of December 31, 2023, the liability balances for market risk benefits were $868.3 million for fixed-indexed annuities and $238.5 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2023
	Fixed-indexed annuity	Other
($ in thousands)
Balance	$868,268	$238,469
Hypothetical change:
+50 bps interest rates	(133,210)	(52,782)
-50 bps interest rates	149,220	58,690
+50 bps instrument-specific credit risk	(127,981)	(28,591)
-50 bps instrument-specific credit risk	142,883	31,460
+10% equity market prices	(46,934)	(53,674)
-10% equity market prices	28,964	60,217
95% of expected mortality	41,872	7,144
105% of expected mortality	(39,435)	(6,395)
90% of expected surrenders	24,283	3,721
110% of expected surrenders	(23,102)	(3,591)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $354.0 million as of December 31, 2023. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of December 31, 2023, variable annuities accounted for using the fair value option totaled $354.0 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of December 31, 2023
Variable annuities
($ in thousands)
Balance	$354,001
Hypothetical change:
+50 bps interest rates	(22,535)
-50 bps interest rates	24,425
+50 bps instrument-specific credit risk	(15,046)
-50 bps instrument-specific credit risk	15,613
+10% equity market prices	(17,354)
-10% equity market prices	20,139
95% of expected mortality	(5,538)
105% of expected mortality	5,284
90% of expected surrenders	1,200
110% of expected surrenders	(1,173)
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
As of December 31, 2023, the liability for future policy benefits totaled $8.6 billion, net of reinsurance, split between $8.2 billion associated with payout annuity products, and $393.4 million of life and other insurance products. The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2023
	Payout annuities	Life and other
($ in thousands)
Balance	$8,156,842	$393,355
Hypothetical change:
+50 bps interest rates	(149,006)	(127,657)
-50 bps interest rates	160,612	137,622
+50 bps credit spreads	(121,028)	(130,025)
-50 bps credit spreads	125,780	135,004
95% of expected mortality(1)	54,650	30,024
105% of expected mortality(1)	(51,862)	(28,586)
90% of expected surrenders/lapses	—	(2,209)
110% of expected surrenders/lapses	—	1,790
Note: Hypothetical changes to the liability for future policy benefits balance do not reflect the impact of related hedges.
(1)Includes decrements for terminations of disability insurance
Additional liability for annuitization, death, or other insurance benefits: no-lapse guarantees
Global Atlantic has in-force interest-sensitive life contracts where it provides a secondary guarantee to the policyholder. The policy can remain in-force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met. The primary risk to Global Atlantic is that the premium collected under these policies, together with the investment return Global Atlantic earns on that premium, is ultimately insufficient to pay the policyholder’s benefits and the expenses associated with issuing and administering these policies. Global Atlantic holds an additional reserve in connection with these guarantees.
The additional reserves related to interest-sensitive life products with secondary guarantees are calculated using methods similar to those described above under “—Critical Accounting Policies and Estimates - Insurance—Policy liabilities—Market risk benefits.” The costs related to these secondary guarantees are recognized over the life of the contracts through the accrual and subsequent release of a reserve which is revalued each period. The reserve is calculated based on assessments, over a range of economic scenarios to incorporate the variability in the obligation that may occur under different environments. The change in the reserve is included in policy benefits and claims in the consolidated statements of operations.
As of December 31, 2023, the interest-sensitive life additional liability balance totaled $7.1 billion. The increase (decrease) to the interest-sensitive life additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of December 31, 2023
Interest-sensitive life
($ in thousands)
Balance	$7,053,847
Hypothetical change:
+50 bps interest rates	520
-50 bps interest rates	(521)
+10% equity market prices	(637)
-10% equity market prices	(1,094)
1% lower annual equity growth	(3,478)
95% of expected mortality	(30,855)
105% of expected mortality	30,464
90% of expected surrenders	22,504
110% of expected surrenders	(21,422)
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
Global Atlantic calculates the embedded derivative as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate. In addition, the fair value of the embedded derivative is reduced to reflect instrument specific credit risk on Global Atlantic's obligation (i.e., Global Atlantic's     own credit risk).
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
Valuation of embedded derivatives – Interest-sensitive life products
Interest-sensitive life products allow a policyholder’s account value to grow based on the performance of certain equity indexes, which results in an embedded derivative similar to a call option. The embedded derivative related to the index is bifurcated from the host contract and measured at fair value. The valuation of the embedded derivative is the present value of future projected benefits in excess of the projected guaranteed benefits, using the option budget as the indexed account value growth rate and the guaranteed interest rate as the guaranteed account value growth rate. Present values are based on discount rate curves determined at the valuation date or issue date as well as assumed lapse and mortality rates. The discount rate equals the forecast treasury rate increased by instrument-specific credit risk tied to Global Atlantic’s own credit rating. Changes in discount rates and other assumptions such as spreads and/or option budgets can have a substantial impact on the embedded derivative.

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
As of December 31, 2023, the embedded derivative liability balance totaled $3.6 billion for fixed-indexed annuities, and $458.3 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2023
	Fixed-indexed annuities	Interest sensitive life
($ in thousands)
Balance	$3,587,371	$458,302
Hypothetical change:
+50 bps interest rates	(67,424)	(3,939)
-50 bps interest rates	71,503	4,106
+50 bps credit spreads	(85,038)	(3,939)
-50 bps credit spreads	88,802	4,106
+10% equity market prices	455,208	42,210
-10% equity market prices	(376,313)	(87,422)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
As of December 31, 2023, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.5 billion net asset ($88.7 million in funds withheld receivables at interest, and $(2.4) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2023
	Embedded derivative on funds withheld receivable at interest	Embedded derivative on funds withheld payable at interest
($ in thousands)
Balance	$88,661	$(2,447,303)
Hypothetical change:
+50 bps interest rates	(16,738)	(1,014,317)
-50 bps interest rates	22,577	1,096,853
+50 bps investment credit spreads	(38,815)	(879,367)
-50 bps investment credit spreads	38,815	961,903
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
The Board of Directors is responsible for oversight and the overall governance of KKR. Our Board of Directors has five standing committees: an Audit Committee, a Risk Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee and an Executive Committee. For further information about KKR & Co. Inc.'s Board of Directors or its committees, see “Part III—Item 10. Directors, Executive Officers and Corporate Governance—Board Committees.”

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
With respect to the funds and other investment vehicles through which we make investments for our fund investors, KKR manages risk by subjecting transactions to the review and approval of an applicable investment committee or portfolio manager; a portfolio management committee (or other designated senior employees) then regularly monitors these investments. Before making an investment, investment professionals endeavor to identify risks in due diligence, evaluating, among other things, business, financial, legal and regulatory issues, financial data, and other information relevant to a particular investment. An investment team presents the investment and its identified risks to an investment committee or a portfolio manager, which must approve each investment before it may be made. If an investment is made, a portfolio management committee (or other designated senior employees) is responsible for working with our investment professionals to monitor the investment on an ongoing basis.

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
For a discussion of Global Atlantic's hedge program, see "—Insurance Segment Market Risks—Hedge Program."
Management of General Business Risk
Asset Management
KKR has a risk and operations committee comprised of senior employees from across our asset management business and operating functions, and it includes our Chief Financial Officer, Chief Operating Officer, Chief Legal Officer and General Counsel, Chief Compliance Officer, and other senior employees from KKR's asset management business and Global Atlantic. The risk and operations committee focuses on KKR's operations and enterprise risk management. This committee is aided by various other committees focused on the oversight of risks to our business, including a global conflicts and compliance committee. This committee focuses on the most significant operating and business risks, which includes, among others, regulatory, cyber, operational, geopolitical, and reputational risks.
KKR has a global conflicts and compliance committee comprised of senior employees from across our asset management business and operations, and it includes, among others, our Chief Financial Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. The global conflicts and compliance committee focuses on new or potential conflicts of interest that may arise in KKR's business, including, but not limited to, conflicts relating to specific transactions as well as potential conflicts involving the overall activities of KKR and its various businesses. This committee also reviews and monitors certain compliance matters.
KKR's technology and information security committee is responsible for reviewing and monitoring global technology risks including information security, business disruption and fraud related risks. For further information about this committee’s role with respect to oversight of cybersecurity risks, see "Item 1C-Cybersecurity."
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
Changes in Fair Value
The majority of our investments as of December 31, 2023, are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2023, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs and (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.
Based on the fair value of investments as of December 31, 2023, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2023 from reductions in the following items, if not offset by other factors:

	December 31, 2023
	Management Fees		Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
Hypothetical 10% Decline in Fair Value of Investments (1)	$50,011	(2)	$902,575	(3)	$1,831,293	(3)
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

Management Fees
Our management fees in our Private Equity and Real Assets business lines are generally calculated based on the amount of capital committed or invested by a fund, as described under "—Business—Our Business—Private Equity" and "—Business—Our Business—Real Assets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Equity and Real Assets funds. Management fees in our infrastructure funds are calculated based on the NAV of the fund and, in some cases, we additionally earn management fees on the fund's remaining commitment.
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

To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the year ended December 31, 2023, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 17%.
Publicly Traded Securities
Our investment vehicles and KKR's balance sheet, including through its principal activities business line, hold certain investments in companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets and other material events, such as significant management changes, re-financings, acquisitions, and dispositions. In addition, although a substantial portion of our investments are comprised of investments in portfolio companies whose securities are not publicly traded, the value of these privately held investments may also fluctuate as our Level III investments are valued in part using a market comparables analysis. Consequently, due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded, the value of these Level III investments may fluctuate with market prices. See the "Risk Factors" section of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
Exchange Rate Risk
Our investment vehicles and KKR's balance sheet hold investments denominated in currencies other than the U.S. dollar. Those investments expose us and our fund investors to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. Our policy is to generally reduce these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in currencies other than the currencies in which the investments are denominated.
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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2023 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2023 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	December 31, 2023
	Carried Interest, Net of Carry Pool Allocation		Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest
	($ in thousands)
Hypothetical 10% Decline in Foreign Currencies Against the U.S. Dollar (1)	$188,785	(2)	$379,599	(2)
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
Interest Income
We and certain consolidated investment vehicles, including CLOs, hold credit investments that generate interest income based on variable interest rates. We are exposed to interest rate risk relating to investments that generate yield since a meaningful portion of credit investments held by us and our consolidated investment vehicles, including CLOs, earn income based on variable interest rates. The impact on net income attributable to KKR & Co. Inc. resulting from a decrease of a hypothetical 100 basis points in variable interest rates used in the recognition of interest income would not be expected to be material since a substantial portion of this decrease would be attributable to noncontrolling interests and CLO third party noteholders.

Interest Expense
We and certain consolidated investment vehicles, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated investment vehicles, including CLOs, would have to make. With respect to consolidated investment vehicles and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests and third party CLO noteholders. With respect to debt obligations held by KKR and not in the consolidated investment vehicles or CLOs, as of December 31, 2023, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.
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

Insurance Segment Market Risks
The following is a discussion of the significant market risk exposures for our insurance business conducted through Global Atlantic.
Hedge Program
To manage market risk, Global Atlantic established a hedge program that seeks to mitigate economic impacts primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts. For Global Atlantic's fixed-indexed annuity and interest-sensitive life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in embedded derivative balances. For Global Atlantic's variable annuity policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee Global Atlantic provides to policyholders. In the context of specific reinsurance or other transactions in Global Atlantic's institutional channel or strategic acquisitions, Global Atlantic may also enter into hedges which are designed to limit short-term market risks to the economic value of the target assets. From time to time, Global Atlantic also enters into hedges designed to limit the volatility associated with changes in the value of its general account assets or changes to net investment income as a result of interest rate or credit spread movements, while also taking into consideration economic impacts. While not the primary focus of its hedging strategy, Global Atlantic also enters into currency swaps and forwards to manage foreign exchange rate risks with respect to certain investments denominated in foreign currencies. Global Atlantic also enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies. Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.
Global Atlantic's hedge program is not designed to, and may not be effective in, offsetting all impacts to net income, assets under management, statutory capital or economic values. Movements in market variables other than interest rates and equity market prices that are not explicitly hedged can also cause net income volatility. See "Risk Factors—Risks Related to Our Insurance Activities—Volatile market and economic conditions, including sustained periods of low interest rates, a sustained increase in interest rates and other interest rate fluctuations, may adversely affect our insurance business" and "Risk Factors—Risks Related to Our Business—Risk management activities may not be effective and, consequently, may adversely affect us."
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
•embedded derivatives associated with variable annuities, fixed-indexed annuities and interest sensitive life products;
•policy liabilities accounted under the fair value option,
•market risk benefits, and
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
Effect of interest rate sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of December 31, 2023 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to DAC attributable to interest rate changes.

	December 31, 2023
	Hypothetical change(1)
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$163,003	$(165,739)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	47,454	(47,454)
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

The estimated point in time impact is driven by a net decrease/(increase) in the value of (i) the embedded derivatives associated with Global Atlantic's modified coinsurance and coinsurance with funds withheld payables and receivables, (ii) the embedded derivatives associated with its fixed-indexed annuity, interest sensitive life products, and variable annuities accounted for under the fair value option, (iii) market risk benefits, and (iv) the remeasurement gain/loss of the liability for future policy benefits. These are largely offset by a loss/(gain) in financial instruments used in Global Atlantic's hedging program, investments classified as trading, and loans designated under the fair value option, based on balances in place as of year end. These estimated changes include the related income tax impacts.

The impact over 12 months is driven by an increase/(decrease) in the income earned on Global Atlantic's floating rate assets, and partially offset by an increase/(decrease) in the cost of its floating-rate liabilities.
In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of December 31, 2023 to Global Atlantic's AOCI.

	December 31, 2023
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,338,318)	$1,379,943
The estimated point in time impact is primarily driven by a (i) net (decrease)/increase in the value of Global Atlantic's available-for-sale fixed maturity securities which are carried at fair value with unrealized gains and losses, (ii) the effect of changes in the discount rates used to measure traditional and limited-payment long duration insurance contracts, and (iii) the effect on additional insurance liabilities when unrealized gains and losses are included in the investment margin while calculating the present value of expected assessments for the benefit ratio; all of which are reported in AOCI. The estimated changes include the related income tax impacts.
Credit spread risk
Global Atlantic is exposed to credit spread risk as a result of changes in the spread between the yields on its funds withheld payables and receivables at interest and yields on comparable U.S. Treasury securities. Global Atlantic's reinsurance agreements include modified coinsurance and funds withheld coinsurance arrangements. Such arrangements are deemed to contain embedded derivatives, which are measured at fair value, and are therefore impacted by the mark-to-market value of the related assets. Changes in the credit spreads associated with the assets impact the mark-to-market value of the assets. There is additional instrument-specific credit spread risk exposure inherent in Global Atlantic's credit spread used in valuing embedded derivative liabilities, which serves to mitigate net credit exposure. Global Atlantic may choose to enter into hedge positions to manage credit spread risk. As of December 31, 2023, Global Atlantic had a $600 thousand credit derivative position.
Effect of credit spread sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of December 31, 2023 to its net income and shareholders’ equity, excluding AOCI. These estimated changes include the related income tax impacts and include impacts on instrument-specific credit risk used in valuing embedded derivative liabilities.

	December 31, 2023
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$181,690	$(187,903)
In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in instrument-specific credit risk on market risk benefits, for a parallel shift in the yield curve, from levels as of December 31, 2023 to its AOCI.

	December 31, 2023
	Hypothetical change
	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$123,692	$(137,731)
The estimated point in time impact is driven primarily by the effect of changes in the fair value of a market risk benefit attributable to a change in the instrument-specific credit risk. The estimated changes include the related income tax impacts.

Equity price risk
Global Atlantic is exposed to equity price risk as a result of changes in the level and volatility of equity prices.
Changes in the level and volatility of equity prices primarily impacts the fair value reported in the consolidated financial statements of the following:
•embedded derivatives and market risk benefits associated with Global Atlantic's variable annuities, fixed-indexed annuities and interest sensitive products;
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
Effect of equity price sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of December 31, 2023 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments do not necessarily move directly in line with movements in public equity markets.

	December 31, 2023
	Hypothetical change(1)
	+10% Equity Prices	-10% Equity Prices
($ in thousands)
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (point in time)	$(14.861)	$10,129
Total estimated net income and shareholders’ equity excluding AOCI sensitivity (over 12 months)(2)	$4,660	$(5.161)
(1)From time to time, Global Atlantic may choose to enter into additional hedges to mitigate economic exposure to equity markets.
(2)Excludes point in time impact. Estimated sensitivity to a hypothetical change over 12 months does not take into account any management actions that may be taken to mitigate actual impacts.

The estimated point-in-time impact is driven by an increase/(decrease) in the value of (i) the embedded derivatives associated with Global Atlantic's fixed-indexed annuity and interest sensitive life products, (ii) its variable annuity embedded derivatives, (iii) market risk benefits, and (iv) a gains (losses) in financial instruments used in its hedging program based on balances in place at year-end. These estimated changes include the impact of related amortization of deferred revenue and expenses and related income tax impacts.
For a discussion of current market conditions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Accounting Pronouncement Recently Adopted
As discussed in Note 2 to the financial statements, effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with retrospective application to February 1, 2021. The adoption of ASU 2018-12 is also communicated as a critical audit matter below.

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

Fair Value—Level III Investments—Refer to Notes 2, 7, and 9 to the financial statements

Critical Audit Matter Description

KKR & Co. Inc. and the funds it sponsors and manages have certain investments measured at fair value using unobservable pricing inputs and are classified as Level III Investments. These Level III investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.

In addition, the Company recognizes carried interest from vehicles and accounts that are advised, sponsored or managed by one or more of its subsidiaries (“investment funds”) based on cumulative fund performance to date. At the end of each reporting period, the Company calculates the carried interest that would be due to the Company for each investment fund, pursuant to the investment fund agreements. Certain of the investment funds’ investments are valued using unobservable inputs and thus are classified as Level III in the fair value hierarchy. The change in the fair value of the underlying Level III Investments held by the investment funds is a significant input into the determination of carried interest for each reporting period. As the fair value of underlying investments varies between reporting periods, it is necessary to adjust the amounts recorded as carried interest. Accrued but unpaid carried interest as of the reporting date is reflected in investments in the consolidated statements of financial condition.
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

•We tested the effectiveness of controls over the determination of the fair value of Level III Investments.

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

Policy Liabilities — Valuation of Policy Liabilities Associated with the Fixed-Indexed Annuity Product — Refer to Notes 2, 8, 9, and 17 to the financial statements

Critical Audit Matter Description

The Company’s products include the fixed-indexed annuity product, which contains equity indexed features that are considered embedded derivatives and are required to be measured at fair value. In addition, certain fixed-indexed annuity contracts are issued with guarantees, which are considered Market Risk Benefits (“MRBs”).

Management applies significant judgment in selecting assumptions used to estimate the value of embedded derivative liabilities and MRBs associated with the fixed-indexed annuity product. Changes in market conditions or variations in certain assumptions could result in significant fluctuations in these estimates. Principal assumptions include surrender, withdrawal, benefit utilization, mortality, option budgets, future index credits, equity market return, interest rates, and nonperformance risk assumptions.

We identified the valuation of embedded derivative liabilities, and MRBs associated with the fixed-indexed annuity product as a critical audit matter because of the inherent management judgement required in selecting assumptions.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of embedded derivative liabilities and MRBs associated with the fixed-indexed annuity product included the following, among others:

•We involved more senior, more experienced audit team members to perform audit procedures.

•We tested the effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of these liabilities.

•With the assistance of our valuation, modeling, and actuarial specialists, we:

◦Evaluated the methods and judgments applied by management in the determination of principal assumptions used in the valuation of embedded derivative liabilities and MRBs associated with the fixed-indexed annuity product.

◦Evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions.

◦Developed an independent estimate of embedded derivative liabilities and MRBs associated with the fixed-indexed annuity production on a sample basis and evaluated differences.

ASU 2018-12 Implementation – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Effective January 1, 2023, KKR adopted new accounting guidance for the insurance and reinsurance companies that issue long-duration contracts (“LDTI”), with retrospective application to February 1, 2021 (“GA Acquisition Date”), coinciding with the acquisition of Global Atlantic by KKR (see Accounting Pronouncement Recently Adopted explanatory paragraph above).

The adoption of LDTI significantly modified the Company’s accounting for and disclosure of long duration insurance contracts, including the modification of certain complex valuation models and the introduction of a new model for a new category of benefits referred to as MRBs. Audit procedures to evaluate the full retrospective adoption of LDTI required significant audit effort, including the involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the adoption of LDTI included the following, among others:

•We involved senior, more experienced audit team members, including actuarial specialists, to plan and perform audit procedures.

•We tested the effectiveness of controls, including those related to the changes made to measurement models.

•We evaluated the appropriateness of the Company’s accounting policies and methodologies involved in the adoption of the LDTI.

•We involved our actuarial specialists to assist us in evaluating the reasonableness and conceptual soundness of the measurement models.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2024
We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2023	December 31, 2022
Assets
Asset Management
Cash and Cash Equivalents	$8,393,892	$6,705,325
Restricted Cash and Cash Equivalents	116,599	253,431
Investments	98,634,801	92,375,463
Due from Affiliates	1,446,852	1,663,303
Other Assets	4,975,223	5,197,626
	113,567,367	106,195,148
Insurance
Cash and Cash Equivalents	$11,954,675	$6,118,231
Restricted Cash and Cash Equivalents	342,954	308,383
Investments	141,370,323	124,199,176
Reinsurance Recoverable	36,617,344	26,022,081
Insurance Intangible Assets	4,450,824	2,331,494
Other Assets	4,883,707	6,041,329
Separate Account Assets	4,107,000	4,130,794
	203,726,827	169,151,488
Total Assets	$317,294,194	$275,346,636

Liabilities and Equity
Asset Management
Debt Obligations	$44,886,870	$40,598,613
Due to Affiliates	538,099	466,057
Accrued Expenses and Other Liabilities	7,718,415	6,471,775
	53,143,384	47,536,445
Insurance
Policy Liabilities (market risk benefit liabilities: $1,120,968 and $682,038, respectively.)	$160,058,271	$137,780,929
Debt Obligations	2,587,857	2,128,166
Funds Withheld Payable at Interest	34,339,522	22,739,417
Accrued Expenses and Other Liabilities	3,256,006	4,600,375
Reinsurance Liabilities	1,423,242	1,059,820
Separate Account Liabilities	4,107,000	4,130,794
	205,771,898	172,439,501
Total Liabilities	258,915,282	219,975,946

	December 31, 2023	December 31, 2022

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$615,427	$152,065

Stockholders' Equity
Series C Mandatory Convertible Preferred Stock, $0.01 par value. 0 and 22,999,974 shares, issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	$—	$1,115,792
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2023 and December 31, 2022.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 885,005,588 and 861,110,478 shares, issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	8,850	8,611
Additional Paid-In Capital	17,549,157	16,284,057
Retained Earnings	9,818,336	6,701,107
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(4,517,649)	(5,301,800)
Total KKR & Co. Inc. Stockholders' Equity	22,858,694	18,807,767
Noncontrolling Interests (See Note 22)	34,904,791	36,410,858
Total Equity	57,763,485	55,218,625
Total Liabilities and Equity	$317,294,194	$275,346,636

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of December 31, 2023 and 2022, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	December 31, 2023
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$1,709,523	$1,162,174	$—	$2,871,697
Restricted Cash and Cash Equivalents	—	110,308	—	110,308
Investments	24,996,298	57,343,237	—	82,339,535
Other Assets	429,827	345,509	—	775,336
	27,135,648	58,961,228	—	86,096,876
Insurance
Cash and Cash Equivalents	—	—	783,015	783,015
Investments	—	—	22,556,040	22,556,040
Other Assets	—	—	491,607	491,607
	—	—	23,830,662	23,830,662
Total Assets	$27,135,648	$58,961,228	$23,830,662	$109,927,538

Liabilities
Asset Management
Debt Obligations	$25,276,404	$8,554,449	$—	$33,830,853
Accrued Expenses and Other Liabilities	869,765	488,717	—	1,358,482
	26,146,169	9,043,166	—	35,189,335
Insurance
Accrued Expenses and Other Liabilities	—	—	337,162	337,162
Total Liabilities	$26,146,169	$9,043,166	$337,162	$35,526,497

	December 31, 2022
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management
Cash and Cash Equivalents	$920,821	$2,936,937	$—	$3,857,758
Restricted Cash and Cash Equivalents	—	155,521	—	155,521
Investments	22,492,366	54,507,084	—	76,999,450
Other Assets	182,487	652,031	—	834,518
	23,595,674	58,251,573	—	81,847,247
Insurance
Cash and Cash Equivalents	—	—	619,264	619,264
Investments	—	—	24,732,042	24,732,042
Other Assets	—	—	1,420,933	1,420,933
	—	—	26,772,239	26,772,239
Total Assets	$23,595,674	$58,251,573	$26,772,239	$108,619,486

Liabilities
Asset Management
Debt Obligations	$22,273,242	$7,306,625	$—	$29,579,867
Accrued Expenses and Other Liabilities	620,200	742,384	—	1,362,584
	22,893,442	8,049,009	—	30,942,451
Insurance
Accrued Expenses and Other Liabilities	—	—	461,812	461,812
Total Liabilities	$22,893,442	$8,049,009	$461,812	$31,404,263

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2023	2022	2021
Revenues
Asset Management
Fees and Other	$2,963,869	$2,821,627	$2,850,154
Capital Allocation-Based Income (Loss)	2,843,437	(2,500,509)	6,842,414
	5,807,306	321,118	9,692,568
Insurance
Net Premiums	1,975,675	1,182,461	2,226,078
Policy Fees	1,260,249	1,261,721	1,137,805
Net Investment Income	5,514,902	4,118,246	2,845,623
Net Investment-Related Gains (Losses)	(235,262)	(1,318,490)	203,753
Other Income	176,442	139,124	120,213
	8,692,006	5,383,062	6,533,472
Total Revenues	14,499,312	5,704,180	16,226,040

Expenses
Asset Management
Compensation and Benefits	3,012,687	1,144,666	4,428,743
Occupancy and Related Charges	93,391	77,271	69,084
General, Administrative and Other	1,056,899	993,548	959,077
	4,162,977	2,215,485	5,456,904
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $224,380, $(673,399) and $(152,424), respectively; remeasurement (gain) loss on policy liabilities: $15,497, $(57,128) and $(71,227), respectively.)	6,362,257	2,358,238	4,816,879
Amortization of Policy Acquisition Costs	87,275	55,349	(35,377)
Interest Expense	173,883	87,182	61,661
Insurance Expenses	825,998	562,585	358,878
General, Administrative and Other	746,215	718,977	555,321
	8,195,628	3,782,331	5,757,362
Total Expenses	12,358,605	5,997,816	11,214,266

Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities	3,025,383	(1,665,537)	7,720,923
Dividend Income	791,160	1,322,447	698,800
Interest Income	3,369,447	1,895,282	1,485,470
Interest Expense	(2,772,088)	(1,550,777)	(1,070,368)
Total Investment Income (Loss)	4,413,902	1,415	8,834,825

Income (Loss) Before Taxes	6,554,609	(292,221)	13,846,599

Income Tax Expense (Benefit)	1,197,523	125,393	1,394,882

	Years Ended December 31,
	2023	2022	2021

Net Income (Loss)	5,357,086	(417,614)	12,451,717
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(5,405)	2,792	4,060
Net Income (Loss) Attributable to Noncontrolling Interests	1,630,230	101,258	7,715,251
Net Income (Loss) Attributable to KKR & Co. Inc.	3,732,261	(521,664)	4,732,406

Series A Preferred Stock Dividends	—	—	23,656
Series B Preferred Stock Dividends	—	—	12,991
Series C Mandatory Convertible Preferred Stock Dividends	51,747	69,000	69,000

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$3,680,514	$(590,664)	$4,626,759

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$4.24	$(0.79)	$7.95
Diluted	$4.09	$(0.79)	$7.42
Weighted Average Shares of Common Stock Outstanding
Basic	867,496,813	749,504,970	582,258,984
Diluted	911,787,433	749,504,970	633,092,865

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Years Ended December 31,
	2023	2022	2021
Net Income (Loss)	$5,357,086	$(417,614)	$12,451,717

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	2,085,499	(9,235,715)	(450,631)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(491,239)	1,383,193	88,759

Foreign Currency Translation Adjustments	(100,032)	(2,673)	(39,521)

Comprehensive Income (Loss)	6,851,314	(8,272,809)	12,050,324

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(5,405)	2,792	4,060
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,218,645	(3,818,549)	7,486,975

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$4,638,074	$(4,457,052)	$4,559,289

See notes to financial statements.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2023
	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	(1,115,792)	(22,999,974)
End of Period	—	—
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Common Stock
Beginning of Period	8,611	861,110,478
Clawback of Transfer Restricted Shares	—	(25,045)
Net Delivery of Common Stock (Equity Incentive Plans)	24	2,405,399
Conversion of Series C Mandatory Convertible Preferred Stock	269	26,909,918
Repurchases of Common Stock	(54)	(5,395,162)
End of Period	8,850	885,005,588
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,190,407
Adoption of New Accounting Standard (See Note 2)	93,650
Beginning of Period (as revised for the prior period)	16,284,057
Conversion of Series C Mandatory Convertible Preferred Stock	1,115,523
Excise Tax on Repurchases of Common Stock	(1,349)
Net Delivery of Common Stock (Equity Incentive Plans)	(41,697)
Repurchases of Common Stock	(289,790)
Equity-Based Compensation	197,414
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	278,529
Tax Effects of Changes in Ownership and Other	6,470
End of Period	17,549,157
Retained Earnings
Beginning of Period (as previously reported for the prior period)	6,315,711
Adoption of New Accounting Standard (See Note 2)	385,396
Beginning of Period (as revised for the prior period)	6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	3,732,261
Series C Mandatory Convertible Preferred Stock Dividends ($2.25 per share)	(51,747)
Common Stock Dividends ($0.650 per share)	(563,285)
End of Period	9,818,336
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(5,901,701)
Adoption of New Accounting Standard (See Note 2)	599,901
Beginning of Period (as revised for the prior period)	(5,301,800)
Other Comprehensive Income (Loss)	905,813
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(121,662)
End of Period	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	22,858,694
Noncontrolling Interests (See Note 22)	34,904,791
Total Equity	$57,763,485

Redeemable Noncontrolling Interests (See Note 23)	$615,427

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2022
	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	(26)
End of Period	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	(5)	(467,020)
End of Period	—	—
Common Stock
Beginning of Period	5,957	595,663,618
Clawback of Transfer Restricted Shares	—	(1,513)
Exchange of KKR Holdings Units	5	467,020
Holdings Merger (See Note 1)	2,667	266,759,143
Net Delivery of Common Stock (Equity Incentive Plans)	34	3,413,354
Conversion of Series C Mandatory Convertible Preferred Stock	—	30
Repurchases of Common Stock	(52)	(5,191,174)
End of Period	8,611	861,110,478
Additional Paid-In Capital
Beginning of Period (as previously reported)	8,997,435
Adoption of New Accounting Standard (See Note 2)	—
Beginning of Period	8,997,435
Exchange of KKR Holdings Units	14,811
Holdings Merger (See Note 1)	8,213,182
Tax Effects - Holdings Merger and Other (See Note 1)	(1,064,869)
Net Delivery of Common Stock (Equity Incentive Plans)	(65,751)
Repurchases of Common Stock	(346,599)
Equity-Based Compensation	215,711
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	320,137
End of Period	16,284,057
Retained Earnings
Beginning of Period (as previously reported)	7,670,182
Adoption of New Accounting Standard (See Note 2)	65,930
Beginning of Period (as revised)	7,736,112
Net Income (Loss) Attributable to KKR & Co. Inc.	(521,664)
Series C Mandatory Convertible Preferred Stock Dividends ($3.00 per share)	(69,000)
Common Stock Dividends ($0.610 per share)	(444,341)
End of Period	6,701,107
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported)	(209,789)
Adoption of New Accounting Standard (See Note 2)	10,341
Beginning of Period (as revised)	(199,448)
Other Comprehensive Income (Loss)	(3,935,388)
Exchange of KKR Holdings Units	(1,946)
Holdings Merger (See Note 1)	(1,015,317)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(149,701)
End of Period	(5,301,800)
Total KKR & Co. Inc. Stockholders' Equity	18,807,767
Noncontrolling Interests (See Note 22)	36,410,858
Total Equity	$55,218,625

Redeemable Noncontrolling Interests (See Note 23)	$152,065

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2021
	Amounts	Shares
Series A and B Preferred Stock
Beginning of Period	$482,554	20,000,000
Redemption of Series A Preferred Stock	(332,988)	(13,800,000)
Redemption of Series B Preferred Stock	(149,566)	(6,200,000)
End of Period	—	—
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	23,000,000
End of Period	1,115,792	23,000,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,756	275,626,493
Cancellation of Series II Preferred Stock	(169)	(16,900,330)
End of Period	2,587	258,726,163
Common Stock
Beginning of Period	5,729	572,893,738
Private Placement Share Issuance	9	964,871
Exchange of KKR Holdings Units	169	16,900,330
Net Delivery of Common Stock (Equity Incentive Plans)	95	9,383,733
Clawback of Transfer Restricted Shares	—	(16,521)
Repurchases of Common Stock	(45)	(4,462,533)
End of Period	5,957	595,663,618
Additional Paid-In Capital
Beginning of Period	8,687,817
Private Placement Share Issuance	38,454
Exchange of KKR Holdings Units	530,194
Tax Effects - Exchange of KKR Holdings Units and Other	6,929
Net Delivery of Common Stock (Equity Incentive Plans)	(166,939)
Repurchases of Common Stock	(269,665)
Equity-Based Compensation	170,645
End of Period	8,997,435
Retained Earnings
Beginning of Period	3,440,782
Net Income (Loss) Attributable to KKR & Co. Inc.	4,732,406
Series A Preferred Stock Dividends ($0.843750 per share)	(11,644)
Redemption of Series A Preferred Stock	(12,012)
Series B Preferred Stock Dividends ($1.218750 per share)	(7,557)
Redemption of Series B Preferred Stock	(5,434)
Series C Mandatory Convertible Preferred Stock Dividends ($3.00 per share)	(69,000)
Common Stock Dividends ($0.57 per share)	(331,429)
End of Period	7,736,112
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(18,612)
Other Comprehensive Income (Loss)	(173,117)
Exchange of KKR Holdings Units	(7,719)
End of Period	(199,448)
Total KKR & Co. Inc. Stockholders' Equity	17,658,435
Noncontrolling Interests (See Note 22)	40,579,526
Total Equity	$58,237,961

Redeemable Noncontrolling Interests (See Note 23)	$82,491

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities
Net Income (Loss)	$5,357,086	$(417,614)	$12,451,717
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	618,469	730,236	529,816
Net Realized (Gains) Losses - Asset Management	776,473	(1,298,506)	(2,382,209)
Change in Unrealized (Gains) Losses - Asset Management	(3,801,856)	2,964,043	(5,338,714)
Capital Allocation-Based (Income) Loss - Asset Management	(2,843,437)	2,500,509	(6,842,414)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	2,556,183	362,480	706,180
Net Accretion and Amortization	68,302	364,162	386,867
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	2,799,758	1,245,467	1,740,965
Other Non-Cash Amounts	101,539	125,934	(60,318)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	840,173	1,282,677	1,373,597
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	1,060,972	685,487	685,797
Change in Deferred Policy Acquisition Costs - Insurance	(534,534)	(483,449)	(411,063)
Change in Policy Liabilities and Accruals, Net - Insurance	(717,795)	(300,332)	(1,253,550)
Change in Consolidation	(354,121)	(66,593)	(373,761)
Change in Due from / to Affiliates	402,465	(459,226)	(431,292)
Change in Other Assets	188,691	1,035,529	507,031
Change in Accrued Expenses and Other Liabilities	542,820	(3,124,973)	2,141,411
Investments Purchased - Asset Management	(37,342,125)	(38,934,027)	(73,509,382)
Proceeds from Investments - Asset Management	28,787,125	28,508,937	62,902,614
Net Cash Provided (Used) by Operating Activities	(1,493,812)	(5,279,259)	(7,176,708)

Investing Activities
Acquisition of Global Atlantic, Net of Cash Acquired	—	—	(473,779)
Acquisition of KJRM, Net of Cash Acquired	—	(1,690,702)	—
Purchases of Fixed Assets	(108,393)	(85,056)	(102,049)
Investments Purchased - Insurance	(29,488,315)	(47,191,313)	(58,617,575)
Proceeds from Investments - Insurance	25,654,308	35,356,268	49,567,361
Other Investing Activities, Net - Insurance	59,464	(36,469)	20,494
Net Cash Provided (Used) by Investing Activities	(3,882,936)	(13,647,272)	(9,605,548)

Financing Activities
Series A and B Preferred Stock Dividends	—	—	(19,201)
Series C Mandatory Convertible Preferred Stock Dividends	(51,747)	(69,000)	(69,000)
Common Stock Dividends	(563,285)	(444,341)	(331,429)
Distributions to Redeemable Noncontrolling Interests	(2,845)	(2,540)	(2,015)
Contributions from Redeemable Noncontrolling Interests	499,433	69,322	—
Distributions to Noncontrolling Interests	(6,956,724)	(7,039,914)	(7,484,620)
Contributions from Noncontrolling Interests	12,871,585	13,622,035	13,847,646
Redemption of Series A and B Preferred Stock	—	—	(500,000)
Net Delivery of Common Stock (Equity Incentive Plans)	(41,673)	(65,717)	(166,844)
Repurchases of Common Stock	(289,844)	(346,651)	(269,710)
Private Placement Share Issuance	—	—	38,463
Proceeds from Debt Obligations	16,383,154	20,439,101	30,369,415
Repayment of Debt Obligations	(12,763,783)	(13,910,767)	(21,473,835)
Financing Costs Paid	(14,781)	(33,276)	(128,753)
Additions to Contractholder Deposit Funds - Insurance	19,314,716	22,592,703	14,720,510
Withdrawals from Contractholder Deposit Funds - Insurance	(17,385,952)	(13,315,401)	(8,777,045)

	Years Ended December 31,
	2023	2022	2021
Reinsurance Transactions, Net of Cash Provided - Insurance	1,223,564	69,596	610,314
Other Financing Activity, Net - Insurance	552,270	490,216	98
Net Cash Provided (Used) by Financing Activities	12,774,088	22,055,366	20,363,994

Effect of exchange rate changes on cash, cash equivalents and restricted cash	25,410	(269,769)	(48,891)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$7,422,750	$2,859,066	$3,532,847
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	13,385,370	10,526,304	6,993,457
Cash, Cash Equivalents and Restricted Cash, End of Period	$20,808,120	$13,385,370	$10,526,304

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management
Cash and Cash Equivalents	$6,705,325	$6,699,668	$6,507,874
Restricted Cash and Cash Equivalents	253,431	134,298	485,583
Total Asset Management	6,958,756	6,833,966	6,993,457
Insurance
Cash and Cash Equivalents	$6,118,231	$3,391,934	$—
Restricted Cash and Cash Equivalents	308,383	300,404	—
Total Insurance	6,426,614	3,692,338	—

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$13,385,370	$10,526,304	$6,993,457

End of the Period
Asset Management
Cash and Cash Equivalents	$8,393,892	$6,705,325	$6,699,668
Restricted Cash and Cash Equivalents	116,599	253,431	134,298
Total Asset Management	8,510,491	6,958,756	6,833,966
Insurance
Cash and Cash Equivalents	$11,954,675	$6,118,231	$3,391,934
Restricted Cash and Cash Equivalents	342,954	308,383	300,404
Total Insurance	12,297,629	6,426,614	3,692,338

Cash, Cash Equivalents and Restricted Cash, End of Period	$20,808,120	$13,385,370	$10,526,304

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$2,691,086	$1,500,123	$1,241,886
Payments for Income Taxes	$981,425	$764,966	$658,578
Payments for Operating Lease Liabilities	$58,715	$52,184	$46,585

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$—	$84,786	$845,171
Non-Cash Distribution to Noncontrolling Interests	$(1,344,792)	$—	$—
Non-Cash Distribution to Redeemable Noncontrolling Interests	$—	$—	$(11,399)
Debt Obligations - Net Gains (Losses), Translation and Other	$(1,048,308)	$2,022,751	$593,699
Tax Effects - Exchange of KKR Holdings L.P. Units and Other (See Note 1)	$—	$(1,064,869)	$6,929
Tax Effects of Changes in Ownership and Other	$6,470	$—	$—
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$32,466	$159,367	$46,284
Investments Acquired through Reinsurance Agreements	$10,772,318	$5,552,508	$16,339,358
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$8,461,031	$5,542,192	$14,773,306

Change in Consolidation
Investments - Asset Management	$(8,675,404)	$(57,440)	$(5,293,537)
Investments - Insurance	$(93,545)	$—	$—
Due from Affiliates	$—	$—	$(3,735)
Other Assets	$(216,543)	$(59,675)	$(67,255)
Debt Obligations	$85,005	$(50,339)	$(4,502,453)
Due to Affiliates	$—	$(174)	$(517)
Accrued Expenses and Other Liabilities	$(294,379)	$(4,162)	$(39,428)
Noncontrolling Interests	$(8,461,491)	$—	$(1,132,796)
Redeemable Noncontrolling Interests	$(27,821)	$—	$—

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION
KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in its portfolio companies and communities. KKR sponsors investment funds that invest in private equity, credit and real assets and has strategic partners that manage hedge funds. KKR’s insurance subsidiaries offer retirement, life and reinsurance products under the management of The Global Atlantic Financial Group LLC ("TGAFG" and, together with its insurance companies and other subsidiaries, "Global Atlantic").
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of December 31, 2023, KKR & Co. Inc. held indirectly approximately 99.5% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings").
References to "KKR" in these financial statements refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise, especially in sections where "KKR" is intended to refer to the asset management business only. References in these financial statements to "principals" are to KKR's current and former employees who held interests in KKR's business through KKR Holdings prior to the Reorganization Mergers (as defined below). References to "Global Atlantic" in these financial statements includes the insurance companies and other subsidiaries of Global Atlantic, which are consolidated by KKR.
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
Pursuant to the Reorganization Agreement, the following transactions will occur in the future on the Sunset Date (as defined below):
i.the control of KKR & Co. Inc. by KKR Management LLP and the Series I Preferred Stock held by it will be eliminated,
ii.the voting rights for all common stock of KKR & Co. Inc., including with respect to the election of directors, will be established on a one vote per share basis, and
iii.KKR will acquire control of Associates Holdings, the entity providing for the allocation of carry proceeds to KKR employees, also known as the carry pool.
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
KKR consolidates the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds and their respective consolidated investment funds, Global Atlantic’s insurance companies and certain other entities including CFEs. References to Global Atlantic hereafter includes the insurance companies of Global Atlantic, which are consolidated by KKR starting on the 2021 GA Acquisition Date.
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR & Co. Inc. (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
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
KKR's funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in "—Fair Value Measurements."
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
Noncontrolling Interests
Noncontrolling interests in consolidated entities of KKR represent the non-redeemable ownership interests that are held primarily by:
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
For further details see Note 22 "Equity." Noncontrolling interests held by KKR Holdings before the closing of the Reorganization Mergers are described in Note 1 "Organization."
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
When an illiquidity discount is to be applied, KKR seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments. KKR then evaluates such private equity investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include (i) the nature of KKR's governance rights, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors, and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it less likely that a portfolio company would be sold or publicly offered in the near term at a price indicated by using just a market multiples and/or discounted cash flow analysis, and these factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time KKR holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by KKR in its valuations.
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
Real Asset Investments: Real asset investments in infrastructure, real estate, and energy are valued using one or a combination of the discounted cash flow analysis, market comparables analysis and direct income capitalization methods, which in each case incorporates significant assumptions and judgments.
Infrastructure investments are generally valued using the discounted cash flow analysis. Key inputs used in this methodology can include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as exit EBITDA multiples.
Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Certain real estate investments are valued by KKR based on ranges of valuations determined by independent valuation firms. Key inputs used in such methodologies that require estimates include an unlevered discount rate, current capitalization rate and exit capitalization rate. The valuations of real assets investments also use other inputs.
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

Notes to Financial Statements (Continued)
Funds withheld at interest: The funds withheld receivables and payables at interest carried at fair value are primarily valued based on the fair value of the underlying investments, which have quoted prices or other observable inputs to pricing. A portion of the funds withheld receivable and payables at interest carried at fair value represent embedded derivatives and are generally valued as the difference between the fair value of the underlying assets and the carrying value of the host contract at the balance sheet date.
Reinsurance recoverables: Reinsurance recoverables carried at fair value are valued using present value techniques that consider inputs including mortality and surrender rates for the associated policies, as well as estimates of policy expenses and the cost of capital held in support of the related closed block policy liabilities.
Insurance policy liabilities, insurance embedded derivatives, and market risk benefits: Certain insurance policy liabilities that are carried at fair value are valued using present value techniques that discount estimated liability cash flows at a rate that reflects the variability of those cash flows and also consider policyholder behavior (including lapse rates, surrender rates and mortality).
Closed block policy liabilities carried at fair value are valued using present value techniques that consider inputs including mortality and surrender rates for the respective policies, as well as estimates of policy expenses and the cost of capital held in support of the liabilities.
Insurance embedded derivative liabilities are related to our fixed-indexed annuity, variable annuity and indexed universal life products, which contain equity-indexed features. These embedded derivative liabilities are calculated as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate and considering an adjustment to reflect the risk of nonperformance on our obligation and inputs such as projected withdrawal and surrender activity, and mortality. KKR calculates nonperformance risk using a blend of observable peer holding company credit spreads, adjusted to reflect the claims paying ability of our insurance entities, as well as an adjustment to reflect the priority of policyholder claims.
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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually in the third quarter of each fiscal year or more frequently if circumstances indicate impairment may have occurred. Goodwill and Intangible Assets are recorded in Other Assets in the accompanying consolidated statements of financial condition.

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
KKR tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below its reportable segments, on an annual basis, or, when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the insurance segment, and goodwill recorded as a result of the acquisition of KJR Management ("KJRM") has been allocated to the asset management segment.
During the third quarter of 2023, KKR performed its annual impairment analysis for the goodwill recorded at the asset management and insurance reporting units.
KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at the asset management and insurance reporting units. Based upon these assessments, KKR determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.
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
Foreign Currency
Consolidated entities that have a functional currency that differs from KKR's reporting currency are (i) KKR's investment management and capital markets companies located outside the United States and (ii) certain CFEs. Foreign currency denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency income or expenses resulting from transactions outside of the functional currency of a consolidated entity are recorded as incurred in general, administrative and other expense in the consolidated statements of operations.
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

Notes to Financial Statements (Continued)
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
Comprehensive Income (Loss)
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from contributions from and distributions to owners. In the accompanying consolidated financial statements, comprehensive income is recorded net of income taxes and is comprised of (i) Net Income (Loss), as presented in the consolidated statements of operations, (ii) unrealized gains (losses) on available-for-sale securities and other (iii) net effect of changes in discount rates and instrument-specific credit risk on policy liabilities and (iv) foreign currency translation.
The tax benefit (expense) related to items of other comprehensive income was $(339) million, $1,688 million, and $81 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Income Taxes
KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local income taxes at the entity level on its share of taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal tax purposes but as taxable entities for certain state, local or non-U.S. tax purposes. Moreover, certain corporate subsidiaries of KKR, including certain subsidiaries of Global Atlantic, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local income taxes.
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
Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock
Net Income (Loss) attributable to KKR per share of common stock (Basic) is computed by dividing earnings (losses) attributable to KKR common stockholders by the weighted average number of common shares outstanding for the period. Net Income (Loss) attributable to KKR per share of common stock (Diluted) reflects the assumed conversion of all dilutive securities.
For further information on net income (loss) per common share, see Note 13 "Net Income (Loss) Attributable to KKR & Co. Inc. per Share of Common Stock" to the financial statements.

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
Real Assets - Consists primarily of investments in (i) infrastructure assets, (ii) real estate, principally residential and commercial real estate assets and businesses, and (iii) energy related assets, principally oil and natural gas properties.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2023, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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
To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, KKR typically pays discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of segment (i) management fees and other fee revenues (including incentive fees), (ii) realized performance income and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at KKR’s sole discretion and vary by individual to individual and from period to period, including having no cash bonus. KKR accrues discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when KKR makes the decision to pay discretionary cash bonuses and is based upon a number of factors including the recognition of segment fee revenues, realized performance income, realized investment income and other factors determined during the year.

Notes to Financial Statements (Continued)
KKR decides whether to pay a discretionary cash bonus and determines the percentage of applicable revenue components to pay compensation only upon the occurrence of the realization event. There is no contractual or other binding obligation that requires KKR to pay a discretionary cash bonus to its employees, except in limited circumstances.
Carry Pool Allocation
With respect to our funds that provide for carried interest, KKR allocates a portion of the realized and unrealized carried interest that KKR earns to Associates Holdings, which is referred to as the carry pool, from which KKR's asset management employees and certain other carry pool participants are eligible to receive a carried interest allocation. As of December 31, 2023, the allocation is determined based upon a fixed arrangement between Associates Holdings and KKR, and KKR does not exercise discretion on whether to make an allocation to the carry pool upon a realization event. We refer to the portion of carried interest that KKR allocates to the carry pool as the carry pool percentage. These amounts are accounted for as compensatory profit sharing arrangements in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and are recorded as compensation expense. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
As of December 31, 2023, the carry pool percentage was fixed at 40%, 43% or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For all funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at 43%, and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool. Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of these fixed percentages of up to 80% for all funds. As of the date of this filing, no carry pool percentage has been changed for our funds that have closed on or before December 31, 2023. This increase to the carry pool percentage was approved by a majority of KKR's independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of KKR's independent directors.
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan") and the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan" and, together with the 2010 Equity Incentive Plan, the "Equity Incentive Plans"). Most of these awards are subject to service-based vesting typically over a three to five-year period from the date of grant, while in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements. KKR considers both historical volatility and implied volatility in estimating expected volatility. All these awards are equity-classified and the related expense is recognized in Compensation and Benefits. The total tax benefit recognized in the income statement for equity based compensation was $18.7 million, $26.6 million, and $66.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
PCD securities are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. Global Atlantic considers an AFS fixed maturity security to be PCD if there are indicators of a credit loss at the acquisition date or, in the case of structured securities, if there is a significant difference between contractual cash flows and expected cash flows at acquisition. PCD securities also include those AFS fixed maturity securities previously held by Global Atlantic that were similarly assessed at the time of the 2021 GA Acquisition. The initial amortized cost for a PCD security equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a discounted cash flow method based on the best estimate of the present value of cash flows expected to be collected. After purchase, the accounting for a PCD security is generally consistent with that applied to all other securities.
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
PCD mortgage and other loan receivables are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. PCD mortgage and other loan receivables also include those mortgage and other loan receivables previously held by Global Atlantic that were similarly assessed at the time of the 2021 GA Acquisition. The initial amortized cost for a PCD mortgage or other loan receivable equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a method consistent with that used for other similar loans. See further discussion of allowance methods below. After purchase, the accounting for a PCD mortgage or other loan receivable is consistent with that applied to all other mortgage and other loan receivables. As part of the 2021 GA Acquisition, Global Atlantic identified $3.7 billion of PCD mortgage and other loan receivables with a related allowance of $120.3 million. The initial allowance on the non-PCD mortgage and other loan receivables was recognized outside the purchase accounting analysis and had an impact on the consolidated statements of operations of $183.6 million.
Loan premiums or discounts are amortized or accreted using the effective yield method. Interest income is accrued on the principal balance of each loan based on its contractual interest rate. The accrual of interest is generally suspended when the collection of interest is no longer probable or the collection of any portion of principal is doubtful. Global Atlantic generally suspends accrual of interest for loans that are more than 90 days past due and reverses any related accrued interest to net investment income in the consolidated statements of operations. When a loan is in non-accrual status, coupon payments are generally recognized as interest income as cash is received, subject to consideration as to the overall collectibility of the loan. A loan is returned to accrual status when Global Atlantic determines that the collection of principal and interest due is probable. The allowance for credit losses excludes accrued interest from the amortized cost basis for which losses are estimated.

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

Notes to Financial Statements (Continued)
Global Atlantic has certain investments in real estate held in consolidated investment companies that account for such real estate at fair value under investment company accounting, and this specialized accounting is retained in consolidation. Real estate investments are generally valued using a combination of direct income capitalization and discounted cash flow analysis. Certain real estate investments are valued based on ranges of valuations determined by independent valuation firms. Investments in real estate that are carried at depreciated cost are depreciated on a straight-line basis over estimated useful lives of up to 40 years. Net rental income and depreciation on the investments in real estate are recognized in net investment income and changes in the fair value of real estate in consolidated investment companies are recognized in net investment-related gains (losses) in the consolidated statements of operations.
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

Notes to Financial Statements (Continued)
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
Mortgage and other loan receivables
Global Atlantic updates its estimate of the expected credit losses on its investments in mortgage and other loan receivables each quarter. For loans that share similar risk characteristics, expected credit losses are measured on a pool basis. For loans that do not share similar risk characteristics, expected credit losses are measured individually. Loans subject to individual evaluation include those loans that are collateral dependent, where the borrower is experiencing financial difficulty. For these collateral dependent loans, expected credit losses are measured as the difference between the fair value of the collateral (less costs to sell, where the collateral is to be sold) and the amortized cost basis of the loan.
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

Notes to Financial Statements (Continued)
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
Impairment of consolidated renewable energy assets and transportation assets, as well as investments in real estate carried at depreciated cost, is assessed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When indicators of impairment are present, a recoverability test is performed to determine if the sum of the estimated undiscounted future cash flows attributable to the assets is greater than the carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds its estimated fair value.
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
Value of business acquired ("VOBA") represents the difference between the carrying value of the purchased insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. VOBA can be either positive or negative. Positive VOBA is recorded in insurance intangibles. Negative VOBA is recorded in the same financial statement line in the consolidated statements of financial condition as the associated reserves.
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

Notes to Financial Statements (Continued)
Amortization
DAC is amortized on a constant level basis for the grouped contracts over the expected economic life of the related contracts. Global Atlantic amortizes DAC for all products on a constant level basis based on policy count, except for DAC for traditional life products that are amortized on a constant level basis based on face amount. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on Global Atlantic's experience, industry data, and other factors and are consistent with those used for the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected lapses, due to higher mortality and lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances.
Amortization of DAC is included in amortization of policyholder acquisition costs in the consolidated statements of operations.
VOBA is generally amortized using the same methodology and assumptions used to amortize DAC.
DPL is amortized and recognized in proportion to insurance in-force for life insurance contracts and expected future benefit payments for annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. Global Atlantic reviews and updates its estimates of cash flows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as either a charge or credit to net policy benefits and claims.
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
Fixed indexed annuities ("FIA")
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

Notes to Financial Statements (Continued)
Global Atlantic issues registered index-linked annuity ("RILA") contracts, which are similar to FIAs in offering the policyholder the opportunity to participate in the performance of a market index, subject to a cap or adjusted for a participation rate. In contrast to the FIA, the RILA enables policyholders to earn higher returns but with the risk of loss to principal and related earnings. In particular, if performance of the market indices is negative, the policyholder may potentially absorb losses, subject to downside protection in the form of either a "buffer" or a "floor" specified in the contract. A "buffer" is protection from downside performance up to a certain percentage, typically 10 percent, with uncapped losses thereafter. A "floor" is protection from downside performance in excess of the "floor," e.g., if the floor is 10% then the policyholder absorbs losses up to 10% but not in excess.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Whole and term life
Global Atlantic has established liabilities for amounts payable under insurance policies, including whole life insurance and term life insurance policies. These policies provide death benefits in exchange for a guaranteed level premium for a specified period of time and, in the case of whole life, a guaranteed minimum cash surrender value. Generally, liabilities for these policies are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Current assumptions are used in the establishment of liabilities for future policyholder benefits including mortality, policy lapse, renewal, investment returns, inflation, expenses and other contingent events as appropriate for the respective product. Each quarter, Global Atlantic updates its estimate of cash flows using actual historical experience and current future cash flow assumptions. These updated cash flows are discounted using the discount rate or curve on the original contract issue date to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits. This amount is then compared to the carrying amount of the liability before the updating of cash flow assumptions to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented parenthetically as a separate component of benefit expense in the consolidated statements of operations.
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
Market risk benefits include certain contract features on fixed annuity and variable annuity products. These features include minimum guarantees to policyholders, such as guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”), and long-term care benefits (which are capped at the return of account value plus one or two times the account value). Market risk benefits are measured at fair value using a non-option and option valuation approach based on current net amounts at risk, market data, experience, and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income.
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

Notes to Financial Statements (Continued)
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
The assets and cash flow generated by the closed blocks inure solely to the benefit of the holders of policies included in the closed blocks. All closed block assets will ultimately be paid out as policyholder benefits and through policyholder dividends. In the event that the closed blocks’ assets are insufficient to meet the benefits of the closed blocks' benefits, general assets of Global Atlantic would be used to meet the contractual benefits to the closed blocks’ policyholders.
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

Notes to Financial Statements (Continued)
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
Global Atlantic primarily earns revenues from premiums, policy fees, income from investments, and other administration, management, and distribution fees. For the year ended December 31, 2023, Global Atlantic’s revenue was sourced in its entirety from the Americas (100%), based on the geographic region of the reporting subsidiary company. Additionally, none of Global Atlantic’s customers contributed more than 10% of KKR's total consolidated revenues and predominantly all of Global Atlantic’s fixed assets are located in the United States.
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

Notes to Financial Statements (Continued)
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
Adoption of new accounting pronouncements
Targeted improvements to the accounting for long-duration contracts
Effective January 1, 2023, Global Atlantic adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”), with retrospective application to February 1, 2021 ("2021 GA Acquisition Date"), coinciding with the acquisition of Global Atlantic by KKR ("2021 GA Acquisition").
The following table summarizes the balance of, and changes in, the liability for future policy benefits as of February 1, 2021 due to the adoption of LDTI.

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

Notes to Financial Statements (Continued)
The following table summarizes the balance of, and changes in, reinsurance recoverable as of February 1, 2021 due to the adoption of LDTI.

Reinsurance recoverable	Fixed indexed annuities	Payout annuities	Other	Total
Balance, as of February 1, 2021	$4,487,850	$7,100,198	$4,164,982	$15,753,030
Change in discount rate assumptions	—	75,708	—	75,708
Adjusted balance, as of February 1, 2021, net of reinsurance	$4,487,850	$7,175,906	$4,164,982	$15,828,738

The following table summarizes the balance of, and changes in, value of business acquired, net as of February 1, 2021 due to the adoption of LDTI.

VOBA	Fixed indexed annuities	Fixed-rate annuities	Payout annuities	Interest-sensitive life	Variable annuities	Other	Total
Balance, as of February 1, 2021	$474,165	$56,563	$—	$307,216	$186,576	$—	$1,024,520
Adjustment to reflect transition impact to balance established as part of purchase accounting upon the 2021 GA Acquisition	282,354	—	101,338	692	108,411	—	492,795
Adjusted balance, as of February 1, 2021	$756,519	$56,563	$101,338	$307,908	$294,987	$—	$1,517,315

The following table summarizes the balance of, and changes in, negative value of business acquired, net as of February 1, 2021 due to the adoption of LDTI.

Negative VOBA	Fixed indexed annuities	Fixed-rate annuities	Payout annuities	Interest-sensitive life	Variable annuities	Other	Total
Balance, as of February 1, 2021	$222,135	$180,769	$—	$549,983	$119,122	$201,405	$1,273,414
Adjustment to reflect transition impact to balance established as part of purchase accounting upon the 2021 GA Acquisition	—	—	25,395	755	—	(315)	25,835
Adjusted balance, as of February 1, 2021	$222,135	$180,769	$25,395	$550,738	$119,122	$201,090	$1,299,249

As a result of the 2021 GA Acquisition, Global Atlantic established a new accounting basis to reflect the fair value of assets and liabilities on the 2021 GA Acquisition Date, including resetting retained earnings, deferred acquisition costs and accumulated other comprehensive income to zero. As a result of the transition coinciding with the acquisition by KKR, the transition impact of the adoption was recorded as a change to the present value of future profits reflected in the value of business acquired insurance intangible asset recognized as part of purchase accounting.
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

Notes to Financial Statements (Continued)
As a result of the retrospective application of the LDTI adoption, KKR adjusted certain previously reported amounts in its consolidated statements of financial condition, consolidated statements of operations, consolidated statements of comprehensive income, and consolidated statements of cash flows, as follows:

Consolidated statement of financial condition as of December 31, 2022	As previously reported	Adjustment	As revised
Reinsurance recoverable	$27,919,591	$(1,897,510)	$26,022,081
Insurance intangible assets	1,722,681	608,813	2,331,494
Other assets	6,483,187	(441,858)	6,041,329
Total assets	277,077,191	(1,730,555)	275,346,636
Policy liabilities	141,223,287	(3,442,358)	137,780,929
Accrued expenses and other liabilities	4,600,377	(2)	4,600,375
Total liabilities	223,418,306	(3,442,360)	219,975,946
Additional paid-in capital	16,190,407	93,650	16,284,057
Retained earnings	6,315,711	385,396	6,701,107
Accumulated other comprehensive income (loss)	(5,901,701)	599,901	(5,301,800)
Noncontrolling interests	35,778,000	632,858	36,410,858
Total equity	53,506,820	1,711,805	55,218,625

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

Consolidated statement of operations for the year ended December 31, 2022	As previously reported	Adjustment	As revised
Policy fees	$1,278,736	$(17,015)	$1,261,721
Net policy benefits and claims(1)	3,184,427	(826,189)	2,358,238
Amortization of policy acquisition costs	10,990	44,359	55,349
Insurance expenses	565,304	(2,719)	562,585
General, administrative and other	718,422	555	718,977
Income tax expense (benefit)	(35,672)	161,065	125,393
Net Income (Loss)	(1,023,528)	605,914	(417,614)
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	(910,130)	319,466	(590,664)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	(1.21)	0.42	(0.79)
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	(1.21)	0.42	(0.79)
_________________
(1)Includes adjustment for market risk benefit gain for the year ended December 31, 2022 of $(673.4) million.

Consolidated statement of operations for the year ended December 31, 2021	As previously reported	Adjustment	As revised
Policy fees	$1,147,913	$(10,108)	$1,137,805
Net policy benefits and claims(1)	5,055,709	(238,830)	4,816,879
Amortization of policy acquisition costs	(65,949)	30,572	(35,377)
Income tax expense (benefit)	1,353,270	41,612	1,394,882
Net Income (Loss)	12,295,179	156,538	12,451,717
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	4,560,829	65,930	4,626,759
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	7.83	0.12	7.95
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	7.31	0.11	7.42
_________________
(1)Includes adjustment for market risk benefit gain for the year ended December 31, 2021 of $(152.4) million.

Notes to Financial Statements (Continued)

Consolidated statement of comprehensive loss for the year ended December 31, 2022	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(8,777,181)	$(458,534)	$(9,235,715)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	1,383,193	1,383,193
Comprehensive Income (Loss)	(9,803,382)	1,530,573	(8,272,809)
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	(5,191,511)	734,459	(4,457,052)

Consolidated statement of comprehensive income for the year ended December 31, 2021	As previously reported	Adjustment	As revised
Unrealized Gains (Losses) on Available-For-Sale Securities and Other	$(387,338)	$(63,293)	$(450,631)
Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	—	88,759	88,759
Comprehensive Income (Loss)	11,868,320	182,004	12,050,324
Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	4,483,018	76,271	4,559,289

Consolidated statement of cash flow for the year ended December 31, 2022	As previously reported	Adjustment	As revised
Net realized (gains) losses on insurance operations	$1,035,879	$(673,399)	$362,480
Other non-cash amounts	77,780	48,154	125,934
Change in policy liabilities and accruals, net	(160,765)	(139,567)	(300,332)
Change in other assets	874,463	161,066	1,035,529
Change in accrued expenses and other liabilities	(3,122,805)	(2,168)	(3,124,973)

Consolidated statement of cash flow for the year ended December 31, 2021	As previously reported	Adjustment	As revised
Net realized (gains) losses on insurance operations	$860,165	$(153,985)	$706,180
Other non-cash amounts	(102,871)	42,553	(60,318)
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	685,802	(5)	685,797
Change in Deferred Policy Acquisition Costs - Insurance	(412,671)	1,608	(411,063)
Change in policy liabilities and accruals, net	(1,166,726)	(86,824)	(1,253,550)
Change in other assets	465,288	41,743	507,031
Change in accrued expenses and other liabilities	2,143,039	(1,628)	2,141,411
Troubled debt restructurings and vintage disclosures
In March 2022, the FASB issued new guidance regarding the modification of receivables, which affects their recognition and measurement. The guidance eliminates the concept of troubled debt restructurings and instead requires all modifications to be analyzed to determine whether they result in a new receivable or a continuation of an existing receivable. The guidance also makes related updates to the measurement of expected credit losses for receivables. The new guidance requires additional disclosures for receivable modifications involving borrowers experiencing financial difficulty as well as disclosure of loan charge-offs by origination year (vintage). For entities that have already adopted ASC 326 (addressing credit losses on financial instruments), the guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. KKR adopted this accounting standard effective January 1, 2023. Refer to Note 7 “—Investments—Loan modifications” for additional information.
Future application of accounting standards
Fair value measurement of equity security subject to contractual sale restriction
In June 2022, the FASB issued Accounting Standard Update ("ASU") 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” According to ASU 2022-03, the reporting company should not consider contractual sale restrictions when measuring the equity security’s fair value and is not allowed to recognize a contractual sale restriction as a separate unit of account. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption is not expected to have a material impact on KKR's consolidated financial statements.

Notes to Financial Statements (Continued)
Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued ASU 2023-02 "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ("ASU 2023-02"). ASU 2023-02 intends to expand the population of investments in tax credit structures that may be eligible to apply the proportional amortization method (“PAM”), if certain criteria are met. The election to use the PAM can be made on a tax credit program-by-program basis. Under the new guidance, certain disclosures are required for investments in tax credit programs for which the PAM is elected. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption is not expected to have a material impact on KKR's consolidated financial statements.
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. KKR is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. KKR is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

Notes to Financial Statements (Continued)
3. REVENUES - ASSET MANAGEMENT
For the years ended December 31, 2023, 2022, and 2021, respectively, Asset Management revenues consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Management Fees	$1,843,144	$1,682,466	$1,301,975
Fee Credits	(297,936)	(532,355)	(464,594)
Transaction Fees	1,075,204	1,316,637	1,552,621
Monitoring Fees	138,339	131,750	134,472
Incentive Fees	29,117	33,537	55,701
Expense Reimbursements	75,687	102,927	178,572
Consulting Fees	100,314	86,665	91,407
Total Fees and Other	2,963,869	2,821,627	2,850,154

Carried Interest	2,304,623	(2,068,662)	5,388,354
General Partner Capital Interest	538,814	(431,847)	1,454,060
Total Capital Allocation-Based Income (Loss)	2,843,437	(2,500,509)	6,842,414

Total Revenues - Asset Management	$5,807,306	$321,118	$9,692,568
KKR earns management fees, incentive fees and capital allocation-based income (loss) from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and KKR also earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31, 2023, 2022, and 2021, over 10% of consolidated revenues were earned in the United States.
For the year ended December 31, 2023, $1.8 billion, $0.6 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2022, $1.7 billion, $0.5 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2021, $1.5 billion, $0.7 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
For the year ended December 31, 2023, $1.5 billion, $0.4 billion, and $0.9 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2022, $(1.6) billion, $0.1 billion, and $(1.0) billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2021, $4.9 billion, $0.5 billion, and $1.4 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle.
For the year ended December 31, 2023, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $1.0 billion of total consolidated revenues. For the year ended December 31, 2022, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total fees and other representing approximately $0.2 billion. For the year ended December 31, 2022, revenues from three of KKR’s flagship private equity funds contributed more than 10% of KKR's total capital allocation-based income (loss) representing approximately $(2.6) billion. For the year ended December 31, 2021, revenues from two of KKR’s flagship private equity funds contributed more than 10% of KKR's total consolidated revenues representing approximately $4.5 billion of total consolidated revenues.

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	For the Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(300,439)	$2,931,254	$2,630,815
Credit (1)	(322,067)	505,868	183,801
Investments of Consolidated CFEs (1)	(104,196)	1,019,063	914,867
Real Assets (1)	(322,894)	16,107	(306,787)
Equity Method - Other (1)	327,549	586,125	913,674
Other Investments (1)	(329,006)	198,889	(130,117)
Foreign Exchange Forward Contracts and Options (2)	155,784	(312,408)	(156,624)
Securities Sold Short (2)	4,780	(12,872)	(8,092)
Other Derivatives (2)	11,120	2,383	13,503
Debt Obligations and Other (3)	102,896	(1,132,553)	(1,029,657)
Net Gains (Losses) From Investment Activities	$(776,473)	$3,801,856	$3,025,383

	For the Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$784,736	$(1,541,242)	$(756,506)
Credit (1)	(168,025)	(470,254)	(638,279)
Investments of Consolidated CFEs (1)	(69,234)	(1,437,482)	(1,506,716)
Real Assets (1)	323,901	220,207	544,108
Equity Method - Other (1)	73,317	(298,100)	(224,783)
Other Investments (1)	29,490	(661,967)	(632,477)
Foreign Exchange Forward Contracts and Options (2)	389,371	(26,406)	362,965
Securities Sold Short (2)	89,705	11,010	100,715
Other Derivatives (2)	(32,614)	39,404	6,790
Debt Obligations and Other (3)	(122,141)	1,200,787	1,078,646
Net Gains (Losses) From Investment Activities	$1,298,506	$(2,964,043)	$(1,665,537)

	For the Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$1,694,796	$2,679,388	$4,374,184
Credit (1)	148,301	(111)	148,190
Investments of Consolidated CFEs (1)	62,075	134,174	196,249
Real Assets (1)	489,613	260,728	750,341
Equity Method - Other (1)	477,344	618,906	1,096,250
Other Investments (1)	(334,948)	949,664	614,716
Foreign Exchange Forward Contracts and Options (2)	(28,829)	574,067	545,238
Securities Sold Short (2)	38,698	27,773	66,471
Other Derivatives (2)	(148,245)	71,211	(77,034)
Debt Obligations and Other (3)	(16,596)	22,914	6,318
Net Gains (Losses) From Investment Activities	$2,382,209	$5,338,714	$7,720,923
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
The components of net investment income were as follows:

	Years Ended December 31,
	2023	2022	2021
Fixed maturity securities – interest and other income	$4,450,917	$3,257,226	$2,262,326
Mortgage and other loan receivables	1,958,875	1,572,308	952,951
Investments in transportation and other leased assets	319,167	281,941	208,057
Investments in renewable energy	104,709	206,566	142,095
Investments in real estate	169,557	116,975	16,101
Short-term and other investment income	342,135	119,476	54,785
Income assumed from funds withheld receivable at interest	94,658	91,608	79,989
Policy loans	37,460	31,433	35,411
Equity securities – dividends and other income	—	—	1,492
Income ceded to funds withheld payable at interest	(1,363,704)	(954,763)	(461,505)
Gross investment income	6,113,774	4,722,770	3,291,702
Less investment expenses:
Investment management and administration	352,042	364,609	272,321
Transportation and renewable energy asset depreciation and maintenance	198,385	215,672	171,306
Interest expense on derivative collateral and repurchase agreements	48,445	24,243	2,452
Net investment income	$5,514,902	$4,118,246	$2,845,623

Notes to Financial Statements (Continued)
6. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related gains (losses) from insurance operations primarily consists of (i) realized gains (losses) from the disposal of investments, (ii) unrealized gains (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains (losses) on funds withheld at interest, (iv) unrealized gains (losses) from derivatives (excluding certain derivatives designated as hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
Realized losses on available-for-sale fixed maturity debt securities	$(64,140)	$(559,987)	$(201,411)
Credit loss allowances on available-for-sale securities	(168,899)	(57,411)	25,316
Credit loss allowances on mortgage and other loan receivables	(210,704)	(369,296)	(252,979)
Allowances on unfunded commitments	6,321	(34,112)	(21,675)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	(26,741)	—	—
Unrealized gains (losses) on fixed maturity securities classified as trading	1,031,227	(2,603,874)	(118,714)
Unrealized (losses) gains on investments recognized under the fair-value option	(110,371)	60,237	39,758
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(115,840)	(42,870)	35,418
Net (losses) gains on derivative instruments	(680,717)	2,346,747	222,745
Realized gains (losses) on funds withheld at interest payable portfolio	25,427	38,074	(30,015)
Realized (losses) gains on funds withheld at interest receivable portfolio	(9,193)	(3,176)	12,418
Realized gains on equity investments	—	—	511,247
Other realized gains (losses)	88,368	(92,822)	(18,355)
Net investment-related gains (losses)	$(235,262)	$(1,318,490)	$203,753
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$1,298	$127,034	$128,332	$3,238	$84,895	$88,133
Initial credit loss allowance recognized on securities with no previously recognized allowance	68,166	75,623	143,789	791	68,943	69,734
Initial credit loss allowance recognized on purchased credit deteriorated ("PCD") securities	—	—	—	—	707	707
Accretion of initial credit loss allowance on PCD securities	—	1,191	1,191	—	1,847	1,847
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities with a previously recognized credit loss allowance	(2,843)	(13,220)	(16,063)	—	(11,925)	(11,925)
Net additions / reductions for securities with a previously recognized credit loss allowance	(3,966)	29,076	25,110	5,110	(17,433)	(12,323)
Balances charged off	(13,647)	—	(13,647)	(7,841)	—	(7,841)
Balance, as of end of period	$49,008	$219,704	$268,712	$1,298	$127,034	$128,332

Notes to Financial Statements (Continued)

	Year Ended December 31, 2021
	Corporate	Structured	Total
Balance, as of beginning of period(1)	$—	$120,895	$120,895
Initial credit loss allowance recognized on securities with no previously recognized allowance	3,238	55,271	58,509
Initial credit loss allowance recognized on PCD securities	—	8,072	8,072
Accretion of initial credit loss allowance on PCD securities	—	2,782	2,782
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities with a previously recognized credit loss allowance	—	(18,300)	(18,300)
Net additions / reductions for securities with a previously recognized credit loss allowance	—	(83,825)	(83,825)
Balance, as of end of period	$3,238	$84,895	$88,133
(1)For the year ended December 31, 2021, includes securities designated as purchased credit impaired as of the time of the acquisition of Global Atlantic.
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$227,315	$125,825	$207,088	$560,228	$65,970	$72,082	$236,025	$374,077
Net provision (release)	113,932	(10,445)	107,217	210,704	161,345	74,798	133,153	369,296
Charge-offs(2)	(21,616)	(8,176)	(160,465)	(190,257)	—	(21,055)	(162,090)	(183,145)
Recoveries of amounts previously charged-off	—	—	21,768	21,768	—	—	—	—
Balance, as of end of period	$319,631	$107,204	$175,608	$602,443	$227,315	$125,825	$207,088	$560,228

	Year Ended December 31, 2021
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period(1)	$58,203	$62,056	$—	$120,259
Net provision (release)	7,767	10,024	235,188	252,979
Loans purchased with credit deterioration	—	799	837	1,636
Charge-offs	—	(797)	—	(797)
Balance, as of end of period	$65,970	$72,082	$236,025	$374,077
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

	Years Ended December 31,
	2023	2022	2021
AFS fixed maturity securities:
Proceeds from voluntary sales	$6,687,271	$12,050,106	$17,946,293
Gross gains	$62,452	$21,567	$45,532
Gross losses	$(120,799)	$(569,706)	$(187,619)

Notes to Financial Statements (Continued)
7. INVESTMENTS
Investments consist of the following:

	December 31, 2023	December 31, 2022
Asset Management
Private Equity	$32,742,484	$26,607,688
Credit	8,274,904	7,804,392
Investments of Consolidated CFEs	24,996,298	22,492,366
Real Assets	12,000,008	17,976,366
Equity Method - Other	8,163,831	6,838,541
Equity Method - Capital Allocation-Based Income	7,877,904	6,862,712
Other Investments	4,579,372	3,793,398
Investments - Asset Management	$98,634,801	$92,375,463

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$69,414,188	$61,939,529
Mortgage and other loan receivables	39,177,927	35,090,698
Fixed maturity securities, trading, at fair value(2)	18,805,470	12,038,847
Other investments	9,683,326	11,374,656
Funds withheld receivable at interest	2,713,645	2,868,036
Policy loans	1,556,030	868,911
Equity securities at fair value	19,737	18,499
Investments - Insurance	$141,370,323	$124,199,176

Total Investments	$240,005,124	$216,574,639
(1)Amortized cost of $78.7 billion and $73.6 billion, net of credit loss allowances of $268.7 million and $128.3 million, respectively.
(2)Amortized cost of $20.5 billion and $14.8 billion, respectively.

As of both December 31, 2023 and 2022, there were no investments which represented greater than 5% of total investments.

Notes to Financial Statements (Continued)
Equity Method
KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2023, 2022 and 2021, there were no impairment charges related to equity method investments.
Summarized Financial Information
KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2023, 2022, and 2021, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.
The following table shows summarized financial information relating to the statements of financial condition for all of KKR's equity method investments assuming 100% ownership as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Asset Management
Total Assets	$245,172,170	$236,214,688
Total Liabilities	$67,695,320	$78,864,977
Total Equity	$177,476,850	$157,349,711

Insurance
Total Assets	$5,643,540	$12,304,705
Total Liabilities	$3,040,471	$3,382,255
Total Equity	$2,603,069	$8,922,450
The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Asset Management
Investment Related Revenues	$17,454,663	$28,379,991	$5,812,879
Other Revenues	854,595	826,557	3,919,200
Investment Related Expenses	18,623,867	4,297,342	2,504,491
Other Expenses	422,050	223,953	2,949,799
Net Realized and Unrealized Gains (Losses) from Investments	15,795,029	(16,279,901)	31,380,451
	$15,058,370	$8,405,352	$35,658,240

Insurance
Revenues	$416,360	$1,365,222	$1,225,099
Expenses	482,056	708,229	588,724
	$(65,696)	$656,993	$636,375

Net Income (Loss)	$14,992,674	$9,062,345	$36,294,615

Notes to Financial Statements (Continued)
Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of December 31, 2023			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$1,209,507	$—	$62,514	$(68,929)	$1,203,092
U.S. state, municipal and political subdivisions	5,562,826	—	29,699	(985,133)	4,607,392
Corporate	46,378,337	(49,008)	211,570	(6,592,143)	39,948,756
Residential mortgage-backed securities, or “RMBS”	8,734,629	(152,067)	38,206	(674,550)	7,946,218
Commercial mortgage-backed securities, or “CMBS”	7,491,743	(35,953)	4,195	(731,358)	6,728,627
Collateralized bond obligations, or “CBOs”	2,951,511	(1,214)	—	(143,818)	2,806,479
CLOs	3,493,731	(19,077)	6,483	(52,365)	3,428,772
Asset-backed securities, or “ABSs”	2,901,573	(11,393)	14,358	(159,686)	2,744,852
Total AFS fixed maturity securities	$78,723,857	$(268,712)	$367,025	$(9,407,982)	$69,414,188
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(12.8) million.

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

Notes to Financial Statements (Continued)
The maturity distribution for AFS fixed maturity securities is as follows:

As of December 31, 2023	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$1,548,028	$1,528,883
Due after one year through five years	13,293,658	12,831,682
Due after five years through ten years	8,126,717	7,626,953
Due after ten years	30,133,259	23,771,722
Subtotal	53,101,662	45,759,240
RMBS	8,582,562	7,946,218
CMBS	7,455,790	6,728,627
CBOs	2,950,297	2,806,479
CLOs	3,474,654	3,428,772
ABSs	2,890,180	2,744,852
Total AFS fixed maturity securities	$78,455,145	$69,414,188
Purchased credit deteriorated securities
Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below:

	Years Ended December 31,
	2023	2022	2021
Purchase price of PCD securities acquired during the current period	$—	$24,005	$1,734,352
Allowance for credit losses at acquisition	—	707	128,967
Discount attributable to other factors	—	1,710	311,729
Par value	$—	$26,422	$2,175,048
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$94,807	$(2,512)	$198,750	$(66,417)	$293,557	$(68,929)
U.S. state, municipal and political subdivisions	112,468	(4,140)	3,829,447	(980,993)	3,941,915	(985,133)
Corporate	4,360,234	(189,026)	27,108,292	(6,403,117)	31,468,526	(6,592,143)
RMBS	1,371,230	(66,550)	4,354,902	(608,000)	5,726,132	(674,550)
CBOs	1,867	(118)	2,804,612	(143,700)	2,806,479	(143,818)
CMBS	332,095	(4,535)	6,031,766	(726,823)	6,363,861	(731,358)
CLOs	246,728	(868)	1,679,813	(51,497)	1,926,541	(52,365)
ABSs	553,438	(15,760)	1,742,373	(143,926)	2,295,811	(159,686)
Total AFS fixed maturity securities in a continuous loss position	$7,072,867	$(283,509)	$47,749,955	$(9,124,473)	$54,822,822	$(9,407,982)

Notes to Financial Statements (Continued)

	Less than 12 months		12 months or more		Total
As of December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$122,272	$(52,639)	$108,498	$(19,855)	$230,770	$(72,494)
U.S. state, municipal and political subdivisions	2,321,404	(605,698)	1,780,984	(628,176)	4,102,388	(1,233,874)
Corporate	14,792,384	(2,114,695)	17,943,907	(5,869,646)	32,736,291	(7,984,341)
RMBS	3,998,737	(442,543)	2,068,529	(391,669)	6,067,266	(834,212)
CBOs	1,351,552	(103,499)	1,482,099	(114,274)	2,833,651	(217,773)
CMBS	4,054,053	(445,168)	2,338,517	(389,567)	6,392,570	(834,735)
CLOs	1,862,608	(139,766)	636,014	(60,394)	2,498,622	(200,160)
ABSs	1,610,876	(113,285)	832,635	(115,365)	2,443,511	(228,650)
Total AFS fixed maturity securities in a continuous loss position	$30,113,886	$(4,017,293)	$27,191,183	$(7,588,946)	$57,305,069	$(11,606,239)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $694.6 million and $836.3 million as of December 31, 2023 and 2022, respectively. The single largest unrealized loss on AFS fixed maturity securities was $53.4 million and $60.4 million as of December 31, 2023 and 2022, respectively. Global Atlantic had 5,886 and 6,328 securities in an unrealized loss position as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 5,053 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	December 31, 2023	December 31, 2022
Commercial mortgage loans(1)	$21,861,245	$18,830,780
Residential mortgage loans(1)	12,722,778	10,688,972
Consumer loans	4,424,882	5,228,534
Other loan receivables(2)	771,465	902,640
Total mortgage and other loan receivables	39,780,370	35,650,926
Allowance for credit losses(3)	(602,443)	(560,228)
Total mortgage and other loan receivables, net of allowance for credit losses	$39,177,927	$35,090,698
(1)Includes $697.4 million and $787.5 million of loans carried at fair value using the fair value option as of December 31, 2023 and 2022, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $785.2 million and $871.2 million as of December 31, 2023 and 2022, respectively.
(2)As of December 31, 2023 and 2022, other loan receivables consisted primarily of loans collateralized by aircraft of $315.4 million and $282.3 million, respectively, and loans collateralized by residential mortgages of $200.0 million for both December 31, 2023 and 2022.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(91.7) million and $(106.2) million as of December 31, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
The maturity distribution for residential and commercial mortgage loans was as follows as of December 31, 2023:

Years	Residential	Commercial	Total mortgage loans
2024	$103,420	$2,557,317	$2,660,737
2025	14,808	3,729,624	3,744,432
2026	809,292	6,429,282	7,238,574
2027	830,982	3,158,793	3,989,775
2028	127,275	1,452,608	1,579,883
Thereafter	10,837,001	4,533,621	15,370,622
Total	$12,722,778	$21,861,245	$34,584,023
Actual maturities could differ from contractual maturities, because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans – carrying value by geographic region	December 31, 2023		December 31, 2022
Pacific	$8,649,256	25.0%	$7,197,110	24.4%
West South Central	4,202,501	12.2%	3,582,648	12.1%
South Atlantic	9,653,955	27.9%	8,051,653	27.3%
Middle Atlantic	4,436,129	12.8%	3,590,530	12.2%
East North Central	1,166,460	3.4%	1,240,264	4.2%
Mountain	3,262,801	9.4%	3,152,895	10.7%
New England	1,470,741	4.3%	1,414,897	4.8%
East South Central	731,053	2.1%	712,886	2.4%
West North Central	358,609	1.0%	349,079	1.2%
Other regions	652,518	1.9%	227,790	0.7%
Total by geographic region	$34,584,023	100.0%	$29,519,752	100.0%

Mortgage loans – carrying value by property type	December 31, 2023		December 31, 2022
Residential	$12,722,778	36.8%	$10,688,972	36.2%
Office building	4,586,277	13.3%	4,594,238	15.6%
Multi-family	11,495,638	33.2%	9,698,728	32.9%
Industrial	4,415,819	12.8%	3,139,163	10.6%
Retail	493,596	1.4%	630,455	2.1%
Warehouse	291,116	0.8%	185,717	0.6%
Other property types	578,799	1.7%	582,479	2.0%
Total by property type	$34,584,023	100.0%	$29,519,752	100.0%
As of December 31, 2023 and 2022, Global Atlantic had $510.9 million and $192.3 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Notes to Financial Statements (Continued)
Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of December 31, 2023 and 2022:

	By year of origination
Performance status as of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgage loans
Current-period gross charge-offs	$—	$—	$—	$—	$(14,000)	$(7,616)	$(21,616)

Current	$3,600,652	$6,278,419	$6,633,293	$624,457	$1,395,717	$2,969,381	$21,501,919
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	79,635	79,635
90 days or more past due or in process of foreclosure	—	—	182,069	36,859	—	60,763	279,691
Total commercial mortgage loans	$3,600,652	$6,278,419	$6,815,362	$661,316	$1,395,717	$3,109,779	$21,861,245
Residential mortgage loans
Current-period gross charge-offs	$(6)	$(1,228)	$(2,244)	$(913)	$(1,412)	$(2,373)	$(8,176)

Current	$2,794,600	$1,981,373	$4,518,357	$1,358,200	$221,566	$1,365,231	$12,239,327
30 to 59 days past due	43,432	22,291	37,082	3,554	5,461	84,079	195,899
60 to 89 days past due	8,467	8,520	9,991	1,437	1,389	26,565	56,369
90 days or more past due or in process of foreclosure	2,518	19,326	72,753	12,048	9,265	115,273	231,183
Total residential mortgage loans	$2,849,017	$2,031,510	$4,638,183	$1,375,239	$237,681	$1,591,148	$12,722,778
Consumer loans
Current-period gross charge-offs	$(185)	$(18,117)	$(83,147)	$(23,273)	$(15,740)	$(19,783)	$(160,245)

Current	$109,393	$497,113	$1,726,280	$701,655	$610,988	$656,270	$4,301,699
30 to 59 days past due	1,707	4,229	28,966	5,082	4,497	12,686	57,167
60 to 89 days past due	1,193	2,548	14,872	3,298	2,561	6,756	31,228
90 days or more past due or in process of foreclosure	2,597	3,991	13,461	4,281	3,907	6,551	34,788
Total consumer loans	$114,890	$507,881	$1,783,579	$714,316	$621,953	$682,263	$4,424,882
Total mortgage and consumer loan receivables	$6,564,559	$8,817,810	$13,237,124	$2,750,871	$2,255,351	$5,383,190	$39,008,905

Notes to Financial Statements (Continued)

	By year of origination
Performance status as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgage loans
Current	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	—	—
90 days or more past due or in process of foreclosure	—	—	—	—	—	—	—
Total commercial mortgage loans	$6,081,261	$6,845,839	$809,254	$1,529,897	$1,260,593	$2,303,936	$18,830,780
Residential mortgage loans
Current	$1,855,038	$4,802,333	$1,879,606	$264,050	$13,670	$1,485,244	$10,299,941
30 to 59 days past due	10,534	49,169	6,144	6,471	—	80,357	152,675
60 to 89 days past due	796	13,143	2,016	955	—	27,114	44,024
90 days or more past due or in process of foreclosure	7,598	35,978	11,483	8,389	2,438	126,446	192,332
Total residential mortgage loans	$1,873,966	$4,900,623	$1,899,249	$279,865	$16,108	$1,719,161	$10,688,972
Total mortgage loans	$7,955,227	$11,746,462	$2,708,503	$1,809,762	$1,276,701	$4,023,097	$29,519,752
The following table represents the portfolio of consumer loan receivables by performance status:

Performance status	December 31, 2022
Consumer loans
Current	$5,113,507
30 to 59 days past due	62,742
60 to 89 days past due	31,371
90 days or more past due or in process of foreclosure	20,914
Total consumer loans	$5,228,534
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of December 31, 2023 and 2022:

Loan-to-value as of December 31, 2023, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2023	$3,600,652	$—	$—	$3,600,652
2022	5,912,623	365,796	—	6,278,419
2021	5,110,011	1,483,763	221,588	6,815,362
2020	496,085	93,210	72,021	661,316
2019	1,257,983	93,661	44,073	1,395,717
2018	881,620	52,640	114,989	1,049,249
Prior	1,991,780	—	68,750	2,060,530
Total commercial mortgage loans	$19,250,754	$2,089,070	$521,421	$21,861,245

Notes to Financial Statements (Continued)

Loan-to-value as of December 31, 2022, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2022	$5,677,763	$403,498	$—	$6,081,261
2021	4,971,346	1,758,748	115,745	6,845,839
2020	650,825	123,343	35,086	809,254
2019	1,211,523	215,050	103,324	1,529,897
2018	1,061,566	18,885	180,142	1,260,593
2017	699,144	—	18,160	717,304
Prior	1,586,632	—	—	1,586,632
Total commercial mortgage loans	$15,858,799	$2,519,524	$452,457	$18,830,780
Changing economic conditions and updated assumptions affect Global Atlantic's assessment of the collectibility of commercial mortgage loans. Changing vacancies and rents are incorporated into the analysis that Global Atlantic performs to measure the allowance for credit losses. In addition, Global Atlantic continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% and 64% as of December 31, 2023 and 2022, respectively.
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
The table below presents the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the year ended December 31, 2023.

Year ended December 31, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$478,836	$478,836	2.19%
Residential mortgage loans	1,371	1,206	25,130	8,145	35,852	0.28%
Consumer loans	6,515	3,768	48,568	18,465	77,316	1.75%
Total(2)	$7,886	$4,974	$73,698	$505,446	$592,004
(1)Includes modifications involving deferral of amounts due, interest rate relief and/or maturity extension.
(2)Loans may have been modified more than once during the year; in this circumstance, the loan is only included once in this table. In addition, certain loans that were modified in prior quarters have since been repaid in full.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 3.6%. The maturity extensions for these loans added a weighted-average of 2.5 years to the life of the loans. In addition, one of the commercial mortgage loans that had a combination of modifications had forgiveness of a portion of the principal due. Global Atlantic has commitments to lend additional funds of $93.8 million for the modified commercial mortgage loans disclosed above.

Notes to Financial Statements (Continued)
The table below presents the performance status of the loans modified during the year ended December 31, 2023.

Performance status as of December 31, 2023 by loan type	Current	30-59 days past due	60-89 days past due	90 days or more past due or in process of foreclosure	Total
Commercial mortgage loans	$478,836	$—	$—	$—	$478,836
Residential mortgage loans	17,852	5,804	217	11,979	35,852
Consumer loans	64,583	9,207	2,452	1,074	77,316
Total	$561,271	$15,011	$2,669	$13,053	$592,004
Other investments
Other investments consist of the following:

	December 31, 2023	December 31, 2022
Investments in real estate(1)	$4,778,431	$4,641,429
Investments in renewable energy(2)	1,348,080	3,427,062
Investments in transportation and other leased assets(3)	2,972,469	2,821,602
Other investment partnerships	179,469	197,378
Federal Home Loan Bank (FHLB) common stock and other investments	404,877	287,185
Total other investments	$9,683,326	$11,374,656
(1)Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $154.1 million and $229.7 million as of December 31, 2023 and 2022, respectively.
(3)Net of accumulated depreciation of $313.6 million and $230.2 million as of December 31, 2023 and 2022, respectively.

The total amount of other investments accounted for using the equity method of accounting was $143.3 million and $1.1 billion as of December 31, 2023 and 2022, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $19.7 million and $21.0 million as of December 31, 2023 and 2022, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $175.3 million and $264.9 million as of December 31, 2023 and 2022, respectively.
Repurchase agreement transactions
As of December 31, 2023 and 2022, Global Atlantic participated in repurchase agreements with a notional value of $1.4 billion and $798.9 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.

Notes to Financial Statements (Continued)
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of December 31, 2023 and 2022 is presented in the following tables:

As of December 31, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$524,411	$849,368	$1,373,779
Residential mortgage loans	—	39,289	—	—	39,289
Total assets pledged	$—	$39,289	$524,411	$849,368	$1,413,068

As of December 31, 2022	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$507,656	$325,912	$833,568
Total assets pledged	$—	$—	$507,656	$325,912	$833,568
Other pledges and restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $131.7 million and $129.3 million (accounted for at cost basis) of stock in FHLBs as of December 31, 2023 and 2022, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $3.6 billion as of both December 31, 2023 and 2022.
Insurance – statutory deposits
As of December 31, 2023 and 2022, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $148.5 million and $142.7 million, respectively.

Notes to Financial Statements (Continued)
8. DERIVATIVES
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $133.0 million and $278.7 million as of December 31, 2023 and 2022, respectively.
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
Credit Risk
Global Atlantic may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of Global Atlantic’s derivatives is limited to the positive fair value of derivatives less any collateral received from the counterparty.
Global Atlantic manages the credit risk on its derivatives by entering into derivative transactions with highly rated financial institutions and other creditworthy counterparties and, where feasible, by trading through central clearing counterparties. Global Atlantic further manages its credit risk on derivatives via the use of master netting agreements, which require the daily posting of collateral by the party in a liability position. Counterparty credit exposure and collateral values are monitored regularly and

Notes to Financial Statements (Continued)
measured against counterparty exposure limits. The provisions of derivative transactions may allow for the termination and settlement of a transaction if there is a downgrade to Global Atlantic’s financial strength ratings below a specified level.
The fair value and notional value of the derivative assets and liabilities were as follows:

As of December 31, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$15,771,463	$264,621	$441,608
Other Derivatives	374,604	4,792	2,382
Total Asset Management	$16,146,067	$269,413	$443,990

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$7,320,500	$—	$372,212
Foreign currency contracts	2,302,335	24,278	73,478
Total derivatives designated as hedge accounting instruments	$9,622,835	$24,278	$445,690
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$22,259,423	$284,067	$306,244
Equity market contracts	35,203,206	1,480,875	248,127
Foreign currency contracts	1,331,345	65,803	56,616
Credit risk contracts	60,000	—	600
Total derivatives not designated as hedge accounting instruments	$58,853,974	$1,830,745	$611,587
Impact of netting(2)	—	(1,809,329)	(911,080)
Total Insurance(1)	$68,476,809	$45,694	$146,197

Fair value included within total assets and liabilities	$84,622,876	$315,107	$590,187
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $88.7 million and the fair value of these embedded derivatives related to liabilities was $1.6 billion as of December 31, 2023.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2022	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management
Foreign Exchange Contracts and Options	$16,144,795	$668,716	$406,746
Other Derivatives	125,000	7,519	11,018
Total Asset Management	$16,269,795	$676,235	$417,764

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$6,999,000	$—	$695,296
Foreign currency contracts	2,021,061	42,557	44,238
Total derivatives designated as hedge accounting instruments	$9,020,061	$42,557	$739,534
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$8,700,253	$182,734	$267,033
Equity market contracts	34,889,122	626,391	91,344
Foreign currency contracts	675,390	84,883	47,442
Credit risk contracts	60,000	—	929
Total derivatives not designated as hedge accounting instruments	$44,324,765	$894,008	$406,748
Impact of netting(2)	—	(212,175)	(212,175)
Total Insurance(1)	$53,344,826	$724,390	$934,107

Fair value included within total assets and liabilities	$69,614,621	$1,400,625	$1,351,871

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
Global Atlantic has designated foreign exchange ("FX") derivative contracts, including forwards and swaps, to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the FX derivative contracts, both of which are recognized within investment-related (losses) gains. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the FX derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the FX derivative contracts.
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
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of December 31, 2023		As of December 31, 2022
	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)
AFS fixed maturity securities(2)	$2,324,364	$80,210	$2,010,748	$(61,785)
Debt	(1,608,294)	(165,817)	(945,873)	(201,603)
Policy liabilities	(4,380,048)	(255,308)	(5,670,884)	(435,494)
(1)Includes $27.8 million and $53.1 million of hedging adjustments on discontinued hedging relationships as of December 31, 2023 and 2022, respectively.
(2)Carrying amount is the amortized cost for AFS debt securities.

Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. These arrangements are hedging purchases from January 2024 through December 2027 and are expected to affect earnings until 2053. Regression analysis is used to assess the effectiveness of these hedges.
As of December 31, 2023 and 2022, there was a cumulative loss of $(126.9) million and $(169.8) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
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

Notes to Financial Statements (Continued)
Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

		Year ended December 31, 2023
	Net Gains (Losses) from Investment Activities	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$—	$(53,870)	$(20,410)	$—
Foreign currency contracts	—	(88,384)	—	—	—	9,119
Total gains (losses) on derivatives designated as hedge instruments	$—	$(88,384)	$—	$(53,870)	$(20,410)	$9,119
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$—	$53,870	$20,410	$—
Foreign currency contracts	—	80,210	—	—	—	—
Total gains (losses) on hedged items	$—	$80,210	$—	$53,870	$20,410	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$—	$28,345	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	—	28,345	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$—	$20,171	$—	$—	$—	$9,119
Cash flow hedges
Interest rate contracts	$—	$—	$(1,381)	$—	$—	$33,446
Total gains (losses) on cash flow hedges	$—	$—	$(1,381)	$—	$—	$33,446
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$(156,624)	$—	$—	$—	$—	$—
Other Derivatives	13,503	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(143,121)	$—	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$—	$75,876	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	—	(1,040,463)	—	—	—	—
Equity index options	—	482,121	—	—	—	—
Equity future contracts	—	(116,766)	—	—	—	—
Interest rate and foreign exchange contracts	—	(101,376)	—	—	—	—
Credit risk contracts	—	(280)	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$—	$(700,888)	$—	$—	$—	$—
Total	$(143,121)	$(680,717)	$(1,381)	$—	$—	$42,565

Notes to Financial Statements (Continued)

		Year ended December 31, 2022
	Net Gains (Losses) from Investment Activities	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$—	$(382,376)	$(177,855)	$—
Foreign currency contracts	—	64,945	—	—	—	(6,784)
Total gains (losses) on derivatives designated as hedge instruments	$—	$64,945	$—	$(382,376)	$(177,855)	$(6,784)
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$—	$382,376	$177,855	$—
Foreign currency contracts	—	(61,785)	—	—	—	—
Total gains (losses) on hedged items	$—	$(61,785)	$—	$382,376	$177,855	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$—	$14,737	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$—	$14,737	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$—	$17,897	$—	$—	$—	$(6,784)
Cash flow hedges
Interest rate contracts	$—	$1,032	$—	$—	$—	$(169,785)
Total gains (losses) on cash flow hedges	$—	$1,032	$—	$—	$—	$(169,785)
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$362,965	$—	$—	$—	$—	$—
Other Derivatives	6,790	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$369,755	$—	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$—	$(29,390)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	—	3,448,710	—	—	—	—
Equity index options	—	(895,602)	—	—	—	—
Equity future contracts	—	167,924	—	—	—	—
Interest rate and foreign exchange contracts	—	(333,937)	—	—	—	—
Credit risk contracts	—	(108)	—	—	—	—
Other	—	(29,779)	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$—	$2,327,818	$—	$—	$—	$—
Total	$369,755	$2,346,747	$—	$—	$—	$(176,569)

Notes to Financial Statements (Continued)

		Year ended December 31, 2021
	Net Gains (Losses) from Investment Activities	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$—	$(16,092)	$(24,369)	$—
Foreign currency contracts	—	21,490	—	—	—	2,275
Total gains (losses) on derivatives designated as hedge instruments	$—	$21,490	$—	$(16,092)	$(24,369)	$2,275
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$—	$16,092	$24,369	$—
Foreign currency contracts	—	(22,721)	—	—	—	—
Total gains (losses) on hedged items	$—	$(22,721)	$—	$16,092	$24,369	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$—	$2,971	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$—	$2,971	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$—	$1,740	$—	$—	$—	$2,275
Cash flow hedges
Interest rate contracts	$—	$744	$—	$—	$—	$4,843
Total gains (losses) on cash flow hedges	$—	$744	$—	$—	$—	$4,843
Derivatives not designated as hedge accounting instruments:
Asset Management
Foreign Exchange Contracts and Options	$545,238	$—	$—	$—	$—	$—
Other Derivatives	(77,034)	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$468,204	$—	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$—	$31,740	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	—	49,491	—	—	—	—
Equity index options	—	549,987	—	—	—	—
Equity future contracts	—	(263,637)	—	—	—	—
Interest rate and foreign exchange contracts	—	(146,920)	—	—	—	—
Credit risk contracts	—	(400)	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$—	$220,261	$—	$—	$—	$—
Total	$468,204	$222,745	$—	$—	$—	$7,118

Notes to Financial Statements (Continued)
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of December 31, 2023	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,855,023	$(1,809,329)	$45,694	$(45,095)	$599
Derivative liabilities (excluding embedded derivatives)	$1,057,277	$(911,080)	$146,197	$167,973	$(21,776)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2022	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$936,565	$(212,175)	$724,390	$(466,371)	$258,019
Derivative liabilities (excluding embedded derivatives)	$1,146,282	$(212,175)	$934,107	$366,508	$567,599
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
Assets, at fair value:

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$1,762,257	$58,653	$30,921,574		$32,742,484
Credit	281,626	2,540,362	5,452,916		8,274,904
Investments of Consolidated CFEs	—	24,996,298	—		24,996,298
Real Assets	676,808	27,567	11,295,633		12,000,008
Equity Method - Other	418,791	326,835	1,537,962		2,283,588
Other Investments	218,151	95,453	4,265,768		4,579,372
Total Investments	$3,357,633	$28,045,168	$53,473,853		$84,876,654
Foreign Exchange Contracts and Options	—	264,621	—		264,621
Other Derivatives	—	4,792	—		4,792
Total Assets at Fair Value - Asset Management	$3,357,633	$28,314,581	$53,473,853		$85,146,067
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$1,082,421	$120,671	$—		$1,203,092
U.S. state, municipal and political subdivisions	—	4,607,392	—		4,607,392
Corporate	—	31,377,753	8,571,003		39,948,756
Structured securities	—	21,824,948	1,830,000		23,654,948
Total AFS fixed maturity securities	$1,082,421	$57,930,764	$10,401,003		$69,414,188
Trading fixed maturity securities:
U.S. government and agencies	$2,354,194	$163,919	$—		$2,518,113
U.S. state, municipal and political subdivisions	—	1,223,946	—		1,223,946
Corporate	—	9,815,909	656,923		10,472,832
Structured securities	—	3,997,341	593,238		4,590,579
Total trading fixed maturity securities	$2,354,194	$15,201,115	$1,250,161		$18,805,470
Equity securities	4,215	—	15,522		19,737
Mortgage and other loan receivables	—	—	697,402		697,402
Other investments	—	—	4,925,751	(1)	4,925,751
Funds withheld receivable at interest	—	—	88,661		88,661
Reinsurance recoverable	—	—	926,035		926,035
Derivative assets:
Equity market contracts	1,669	1,479,206	—		1,480,875
Interest rate contracts	19,474	264,593	—		284,067
Foreign currency contracts	—	90,081	—		90,081
Impact of netting	(23,522)	(1,785,807)	—	(2)	(1,809,329)
Total derivative assets	$(2,379)	$48,073	$—		$45,694
Separate account assets	4,107,000	—	—		4,107,000
Total Assets at Fair Value - Insurance	$7,545,451	$73,179,952	$18,304,535		$99,029,938

Total Assets at Fair Value	$10,903,084	$101,494,533	$71,778,388		$184,176,005

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Private Equity	$1,057,025	$213,706	$25,336,957		$26,607,688
Credit	187,504	1,830,862	5,786,026		7,804,392
Investments of Consolidated CFEs	—	22,492,366	—		22,492,366
Real Assets	—	961,254	17,015,112		17,976,366
Equity Method - Other	435,315	883,652	1,624,420		2,943,387
Other Investments	395,972	63,060	3,334,366		3,793,398
Total Investments	$2,075,816	$26,444,900	$53,096,881		$81,617,597
Foreign Exchange Contracts and Options	—	668,716	—		668,716
Other Derivatives	9	7,510	—		7,519
Total Assets at Fair Value - Asset Management	$2,075,825	$27,121,126	$53,096,881		$82,293,832
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$283,402	$83,339	$—		$366,741
U.S. state, municipal and political subdivisions	—	4,410,960	—		4,410,960
Corporate	—	28,006,275	8,310,657		36,316,932
Structured securities	—	19,425,455	1,419,441		20,844,896
Total AFS fixed maturity securities	$283,402	$51,926,029	$9,730,098		$61,939,529
Trading fixed maturity securities:
U.S. government and agencies	$93,697	$59,940	$—		$153,637
U.S. state, municipal and political subdivisions	—	705,836	—		705,836
Corporate	—	7,218,354	672,023		7,890,377
Structured securities	—	2,645,186	643,811		3,288,997
Total trading fixed maturity securities	$93,697	$10,629,316	$1,315,834		$12,038,847
Equity securities	2,213	—	16,286		18,499
Mortgage and other loan receivables	—	—	787,515		787,515
Other investments	—	—	4,883,441	(1)	4,883,441
Funds withheld receivable at interest	—	—	12,785		12,785
Reinsurance recoverable	—	—	981,775		981,775
Derivative assets:
Equity market contracts	31,025	595,366	—		626,391
Interest rate contracts	4,856	177,878	—		182,734
Foreign currency contracts	—	127,440	—		127,440
Impact of netting	(7,079)	(205,096)	—	(2)	(212,175)
Total derivative assets	$28,802	$695,588	$—		$724,390
Separate account assets	4,130,794	—	—		4,130,794
Total Assets at Fair Value - Insurance	$4,538,908	$63,250,933	$17,727,734		$85,517,575

Total Assets at Fair Value	$6,614,733	$90,372,059	$70,824,615		$167,811,407
(1)Other investments excluded from the fair value hierarchy include certain real estate and private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of December 31, 2023 and 2022, the fair value of these investments was $138.5 million and $148.9 million, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
Liabilities, at fair value:

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$149,136	$—	$—		$149,136
Foreign Exchange Contracts and Options	—	441,608	—		441,608
Unfunded Revolver Commitments	—	—	94,683	(1)	94,683
Other Derivatives	143	2,239	—		2,382
Debt Obligations of Consolidated CFEs	—	25,276,404	—		25,276,404
Total Liabilities at Fair Value - Asset Management	$149,279	$25,720,251	$94,683		$25,964,213

Insurance
Policy liabilities (including market risk benefits)	$—	$—	$1,474,970	(3)	$1,474,970
Closed block policy liabilities	—	—	968,554		968,554
Funds withheld payable at interest	—	—	(2,447,303)		(2,447,303)
Derivative instruments payable:
Equity market contracts	7,088	241,039	—		248,127
Interest rate contracts	17,931	660,525	—		678,456
Foreign currency contracts	—	130,094	—		130,094
Credit contracts	—	600	—		600
Impact of netting	(23,522)	(887,558)	—	(2)	(911,080)
Total derivative instruments payable	1,497	144,700	—		146,197
Embedded derivative – interest-sensitive life products	—	—	458,302		458,302
Embedded derivative – annuity products	—	—	3,587,371		3,587,371
Total Liabilities at Fair Value - Insurance	$1,497	$144,700	$4,041,894		$4,188,091

Total Liabilities at Fair Value	$150,776	$25,864,951	$4,136,577		$30,152,304

Notes to Financial Statements (Continued)

	December 31, 2022
	Level I	Level II	Level III		Total
Asset Management
Securities Sold Short	$158,751	$—	$—		$158,751
Foreign Exchange Contracts and Options	—	406,746	—		406,746
Unfunded Revolver Commitments	—	—	137,315	(1)	137,315
Other Derivatives	—	11,018	—		11,018
Debt Obligations of Consolidated CFEs	—	22,273,242	—		22,273,242
Total Liabilities at Fair Value - Asset Management	$158,751	$22,691,006	$137,315		$22,987,072

Insurance
Policy liabilities (including market risk benefits)	$—	$—	$1,063,496	(3)	$1,063,496
Closed block policy liabilities	—	—	1,016,313		1,016,313
Funds withheld payable at interest	—	—	(3,487,766)		(3,487,766)
Derivative instruments payable:
Equity market contracts	2,692	88,652	—		91,344
Interest rate contracts	9,693	952,636	—		962,329
Foreign currency contracts	—	91,680	—		91,680
Credit contracts	—	929	—		929
Impact of netting	(7,079)	(205,096)	—	(2)	(212,175)
Total derivative instruments payable	5,306	928,801	—		934,107
Embedded derivative – interest-sensitive life products	—	—	337,860		337,860
Embedded derivative – annuity products	—	—	1,851,381		1,851,381
Total Liabilities at Fair Value - Insurance	$5,306	$928,801	$781,284		$1,715,391

Total Liabilities at Fair Value	$164,057	$23,619,807	$918,599		$24,702,463
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.1 billion and $682.0 million as of December 31, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2023, 2022 and 2021, respectively. For certain insurance disclosures, the beginning of the period represents balances as of the 2021 GA Acquisition Date.

	For the Year Ended December 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation(1)	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$25,336,957	$286,848	$33,231	$(29,417)	$3,693,726	$1,600,229	$—	$30,921,574	$1,696,643	$—
Credit	5,786,026	—	253,572	(188,710)	(470,131)	72,159	—	5,452,916	116,478	—
Real Assets	17,015,112	(8,962,252)	—	(628)	3,643,071	(399,670)	—	11,295,633	(434,545)	—
Equity Method - Other	1,624,420	—	—	(2,335)	(343,597)	259,474	—	1,537,962	260,584	—
Other Investments	3,334,366	—	22,777	(22,376)	1,025,854	(94,853)	—	4,265,768	(70,060)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management	$53,096,881	$(8,675,404)	$309,580	$(243,466)	$7,551,076	$1,435,186	$—	$53,473,853	$1,569,100	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,310,657	$—	$108,323	$—	$57,480	$50,066	$44,477	$8,571,003	$—	$55,176
Structured securities	1,419,441	—	275,347	(15,666)	63,618	19,789	67,471	1,830,000	—	60,873
Total AFS fixed maturity securities	9,730,098	—	383,670	(15,666)	121,098	69,855	111,948	10,401,003	—	116,049
Trading fixed maturity securities:
Corporate fixed maturity securities	672,023	—	—	(188)	(508)	(14,404)	—	656,923	(10,951)	—
Structured securities	643,811	—	11,971	(11,878)	(46,528)	(4,138)	—	593,238	5,338	—
Total trading fixed maturity securities	1,315,834	—	11,971	(12,066)	(47,036)	(18,542)	—	1,250,161	(5,613)	—
Equity securities	16,286	—	—	—	(218)	(546)	—	15,522	(560)	—
Mortgage and other loan receivables	787,515	—	—	—	(89,548)	(565)	—	697,402	(1,637)	—
Other investments	4,883,441	—	—	—	274,865	(232,555)	—	4,925,751	(216,860)	—
Funds withheld receivable at interest	12,785	—	—	—	—	75,876	—	88,661	—	—
Reinsurance recoverable	981,775	—	—	—	(7,200)	(48,540)	—	926,035	—	—
Total Assets - Insurance	$17,727,734	$—	$395,641	$(27,732)	$251,961	$(155,017)	$111,948	$18,304,535	$(224,670)	$116,049

Total	$70,824,615	$(8,675,404)	$705,221	$(271,198)	$7,803,037	$1,280,169	$111,948	$71,778,388	$1,344,430	$116,049
(1)For transfers (out) - changes in consolidation, in certain instances, KKR's economic interests became insignificant and certain investment vehicles are no longer consolidated as a result of additional amounts subscribed for by third party investors.

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management
Private Equity	$23,322,634	$(49,000)	$—	$(138,220)	$2,496,973	$(295,430)	$—	$25,336,957	$(593,364)	$—
Credit	5,826,661	34,245	9,617	(96,218)	362,875	(346,686)	(4,468)	5,786,026	(278,038)	—
Real Assets	11,389,530	—	—	—	5,115,282	510,300	—	17,015,112	114,614	—
Equity Method - Other	1,013,807	156,183	—	—	603,992	(149,562)	—	1,624,420	(142,352)	—
Other Investments	3,240,013	513,875	—	(839)	93,743	(512,426)	—	3,334,366	(459,482)	—
Other Derivatives	479	—	—	—	30,593	(31,072)	—	—	—	—
Total Assets - Asset Management	$44,793,124	$655,303	$9,617	$(235,277)	$8,703,458	$(824,876)	$(4,468)	$53,096,881	$(1,358,622)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$7,650,660	$—	$—	$(88,076)	$1,177,295	$(59,342)	$(369,880)	$8,310,657	$—	$(328,184)
Structured securities	828,401	—	343,338	—	368,742	(7,296)	(113,744)	1,419,441	—	(123,614)
Total AFS fixed maturity securities	8,479,061	—	343,338	(88,076)	1,546,037	(66,638)	(483,624)	9,730,098	—	(451,798)
Trading fixed maturity securities:
Corporate fixed maturity securities	565,025	—	11,826	(44,273)	219,892	(80,447)	—	672,023	(79,031)	—
Structured securities	418,774	—	128,744	(31,741)	232,211	(104,177)	—	643,811	(107,122)	—
Total trading fixed maturity securities	983,799	—	140,570	(76,014)	452,103	(184,624)	—	1,315,834	(186,153)	—
Equity securities	32,937	—	—	—	195	(16,846)	—	16,286	(16,846)	—
Mortgage and other loan receivables	832,674	—	—	—	54,239	(99,398)	—	787,515	(84,219)	—
Other investments	1,603,345	—	—	—	3,167,542	112,554	—	4,883,441	42,996	—
Funds withheld receivable at interest	31,740	—	—	—	10,435	(29,390)	—	12,785	—	—
Reinsurance recoverable	1,293,791	—	—	—	(11,088)	(300,928)	—	981,775	—	—
Total Assets - Insurance	$13,257,347	$—	$483,908	$(164,090)	$5,219,463	$(585,270)	$(483,624)	$17,727,734	$(244,222)	$(451,798)

Total	$58,050,471	$655,303	$493,525	$(399,367)	$13,922,921	$(1,410,146)	$(488,092)	$70,824,615	$(1,602,844)	$(451,798)

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$4,909,109	$—	$(1,215,383)	$—	$3,693,726
Credit	1,598,277	—	(1,945,798)	(122,610)	(470,131)
Real Assets	5,052,128	—	(1,408,018)	(1,039)	3,643,071
Equity Method - Other	10,130	—	(353,727)	—	(343,597)
Other Investments	1,545,695	—	(356,694)	(163,147)	1,025,854
Other Derivatives	2,153	—	—	—	2,153
Total Assets - Asset Management	$13,117,492	$—	$(5,279,620)	$(286,796)	$7,551,076

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$1,332,909	$—	$(157,859)	$(1,117,570)	$57,480
Structured securities	366,410	—	(1,020)	(301,772)	63,618
Total AFS fixed maturity securities	1,699,319	—	(158,879)	(1,419,342)	121,098
Trading fixed maturity securities:
Corporate fixed maturity securities	74,783	—	(8,014)	(67,277)	(508)
Structured securities	55,633	—	(51,193)	(50,968)	(46,528)
Total trading fixed maturity securities	130,416	—	(59,207)	(118,245)	(47,036)
Equity securities	—	—	(218)	—	(218)
Mortgage and other loan receivables	1,796	—	(3,078)	(88,266)	(89,548)
Other investments	301,108	—	(26,243)	—	274,865
Reinsurance recoverable	—	—	—	(7,200)	(7,200)
Total Assets - Insurance	$2,132,639	$—	$(247,625)	$(1,633,053)	$251,961

Total	$15,250,131	$—	$(5,527,245)	$(1,919,849)	$7,803,037

	For the Year Ended December 31, 2022
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management
Private Equity	$3,026,251	$—	$(529,278)	$—	$2,496,973
Credit	2,468,167	—	(1,526,492)	(578,800)	362,875
Real Assets	6,906,707	—	(1,736,916)	(54,509)	5,115,282
Equity Method - Other	612,818	—	(8,826)	—	603,992
Other Investments	497,617	—	(382,290)	(21,584)	93,743
Other Derivatives	64,500	—	(33,907)	—	30,593
Total Assets - Asset Management	$13,576,060	$—	$(4,217,709)	$(654,893)	$8,703,458

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$3,175,479	$—	$(204,292)	$(1,793,892)	$1,177,295
Structured securities	589,561	—	(13)	(220,806)	368,742
Total AFS fixed maturity securities	3,765,040	—	(204,305)	(2,014,698)	1,546,037
Trading fixed maturity securities:
Corporate fixed maturity securities	300,744	—	(606)	(80,246)	219,892
Structured securities	322,291	—	(4,700)	(85,380)	232,211
Total trading fixed maturity securities	623,035	—	(5,306)	(165,626)	452,103
Equity securities	195	—	—	—	195
Mortgage and other loan receivables	239,013	—	(7,302)	(177,472)	54,239
Other investments	3,665,360	—	(497,818)	—	3,167,542
Funds withheld receivable at interest	—	10,435	—	—	10,435
Reinsurance recoverable	—	—	—	(11,088)	(11,088)
Total Assets - Insurance	$8,292,643	$10,435	$(714,731)	$(2,368,884)	$5,219,463

Total	$21,868,703	$10,435	$(4,932,440)	$(3,023,777)	$13,922,921

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(42,632)	$—	$94,683	$(42,632)
Total Liabilities - Asset Management	$137,315	$—	$—	$—	$—	$(42,632)	$—	$94,683	$(42,632)

Insurance
Policy liabilities	$1,063,496	$—	$—	$—	$(4,292)	$177,932	$237,834	$1,474,970	$—
Closed block policy liabilities	1,016,313	—	—	—	(11,951)	(42,705)	6,897	968,554	—
Funds withheld payable at interest	(3,487,766)	—	—	—	—	1,040,463	—	(2,447,303)	—
Embedded derivative – interest-sensitive life products	337,860	—	—	—	(43,820)	164,262	—	458,302	—
Embedded derivative – annuity products	1,851,381	—	—	—	955,812	780,178	—	3,587,371	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$895,749	$2,120,130	$244,731	$4,041,894	$—

Total	$918,599	$—	$—	$—	$895,749	$2,077,498	$244,731	$4,136,577	$(42,632)

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management
Unfunded Revolver Commitments	$64,276	$—	$—	$—	$1,749	$71,290	$—	$137,315	$66,957
Total Liabilities - Asset Management	$64,276	$—	$—	$—	$1,749	$71,290	$—	$137,315	$66,957

Insurance
Policy liabilities	$1,962,855	$—	$—	$—	$36,007	$(796,711)	$(138,655)	$1,063,496	$—
Closed block policy liabilities	1,350,224	—	—	—	(3,479)	(327,226)	(3,206)	1,016,313	—
Funds withheld payable at interest	(49,491)	—	—	—	10,435	(3,448,710)	—	(3,487,766)	—
Embedded derivative – interest-sensitive life products	557,276	—	—	—	14,547	(233,963)	—	337,860	—
Embedded derivative – annuity products	1,864,409	—	—	—	717,671	(730,699)	—	1,851,381	—
Total Liabilities - Insurance	$5,685,273	$—	$—	$—	$775,181	$(5,537,309)	$(141,861)	$781,284	$—

Total	$5,749,549	$—	$—	$—	$776,930	$(5,466,019)	$(141,861)	$918,599	$66,957

Notes to Financial Statements (Continued)

	Year Ended December 31, 2023
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities - Asset Management	$—	$—	$—

Insurance
Policy liabilities	$1,803	$(6,095)	$(4,292)
Closed block policy liabilities	—	(11,951)	(11,951)
Embedded derivative – interest-sensitive life products	—	(43,820)	(43,820)
Embedded derivative – annuity products	1,081,979	(126,167)	955,812
Total Liabilities - Insurance	$1,083,782	$(188,033)	$895,749

Total	$1,083,782	$(188,033)	$895,749

	Year Ended December 31, 2022
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management
Unfunded Revolver Commitments	$19,141	$(17,392)	$1,749
Total Liabilities - Asset Management	$19,141	$(17,392)	$1,749

Insurance
Policy liabilities	$42,536	$(6,529)	$36,007
Closed block policy liabilities	—	(3,479)	(3,479)
Funds withheld payable at interest	10,435	—	10,435
Embedded derivative – interest-sensitive life products	14,795	(248)	14,547
Embedded derivative – annuity products	741,488	(23,817)	717,671
Total Liabilities - Insurance	$809,254	$(34,073)	$775,181

Total	$828,395	$(51,465)	$776,930

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of December 31, 2023. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value December 31, 2023	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Private Equity	$30,921,574

Private Equity	$28,183,233	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.8%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	26.0%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	60.8%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	13.2%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.2x	6.6x - 55.1x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.9x	4.9x - 34.3x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10.1%	6.5% - 15.8%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.1x	6.0x - 27.6x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value December 31, 2023		Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,738,341		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	8.9%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	42.7%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	2.0%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	4.8%	0.0% - 50.0%
				Weight Ascribed to Milestones	50.5%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	68.6%	60.0% - 80.0%	Increase
				Downside	9.3%	5.0% - 15.0%	Decrease
				Upside	22.1%	10.0% - 35.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	9.3x	3.7x - 10.4x	Increase

Credit	$5,452,916		Yield Analysis	Yield	11.6%	7.9% - 24.4%	Decrease
				Net Leverage	6.1x	1.9x -24.0x	Decrease
				EBITDA Multiple	12.6x	6.8x - 30.0x	Increase

Real Assets	$11,295,633

Energy	$1,504,407		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	44.3%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.7%	50.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	—%	0.0% - 0.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.5x	4.5x - 4.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	4.0x	4.0x- 4.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.2%	11.7% - 12.3%	Decrease
				Average Price Per BOE (8)	$49.30	$44.34 - $54.40	Increase

Infrastructure	$1,520,473		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	5.4%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	63.2%	25.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	31.4%	0.0% - 75.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.8x	10.8x - 10.8x	Increase
				Enterprise Value/Forward EBITDA Multiple	17.9x	10.5x - 22.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.5%	6% - 9.0%	Decrease
				Enterprise Value/EBITDA Exit Multiple	15.6x	10.0x - 22.0x	Increase

Real Estate	$8,270,753		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	21.7%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	74.6%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	3.7%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	4.4%	1.9% - 8.5%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.6%	2.9% - 9.0%	Decrease
				Unlevered Discount Rate	6.4%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,537,962		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.9%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	46.5%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.8%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	11.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.9x	4.5x - 19.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.6x	4.0x - 16.9x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.8%	7.5% - 14.9%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.0x	9.5x - 17.3x	Increase

Other Investments	$4,265,768	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.3%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	16.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	52.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	30.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	9.7x	0.6x - 21.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.9x	5.3x - 19.1x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value December 31, 2023	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

		Discounted cash flow	Weighted Average Cost of Capital	11.8%	5.9% - 43.2%	Decrease
			Enterprise Value/EBITDA Exit Multiple	9.0x	6.7x - 15.0x	Increase

INSURANCE

Corporate fixed maturity securities	$1,279,386	Discounted cash flow	Discount Spread	3.6%	1.4% - 5.8%	Decrease

Structured securities	$82,010	Discounted cash flow	Discount Spread	3.6%	3.1% - 6.3%	Decrease
			Constant Prepayment Rate	6.8%	5.0% - 15.0%	Increase/Decrease
			Constant Default Rate	1.2%	1.0% - 2.5%	Decrease
			Loss Severity	100.0%		Decrease

Other investments	$4,775,549	Discounted cash flow	Vacancy rate	2.1%	0.0% - 2.5%	Decrease
			Discount rate	6.1%	5.0% - 7.0%	Decrease
			Terminal capitalization rate	7.6%	6.3% - 8.1%	Decrease

Funds withheld receivable at interest	$88,661	Discounted cash flow	Duration/Weighted Average Life	8.1 years	0.0 years - 19.5 years	Increase
			Contractholder Persistency	4.5%	2.0% - 24.9%	Increase
			Instrument-specific credit risk	0.8%	0.6% - 0.9%	Decrease

Reinsurance recoverable	$926,035	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin	9.4%		Decrease
			Cost of capital	9.7%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.5%		Increase
			Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value December 31, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT

Unfunded Revolver Commitments	$94,683	Yield Analysis	Yield	11.4%	9.1% - 18.9%	Decrease

INSURANCE

Policy liabilities	$1,474,970	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.8%	0.7% - 1.0%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.2%	3.4% - 7.4%	Decrease
			Mortality Rate	4.7%	3.5% - 9.0%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Interest rates (10 and 30 year Treasury)		3.9% / 4.0%	Decrease
			Instrument-specific credit risk (10 and 30 year)		0.7% / 0.9%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.4%	0.7% - 29.5%	Increase
			Surrender Rate	3.8%	0.1% - 45.4%	Increase

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value December 31, 2023	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Closed block policy liabilities	$968,554	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-specific credit risk	0.8%	0.6% - 0.9%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.5%		Increase
			Surrender Rate	2.0%		Increase

Funds withheld payable at interest	$(2,447,303)	Discounted cash flow	Duration/Weighted Average Life	7.9 years	0.0 years - 16.9 years	Decrease
			Contractholder Persistency	4.5%	2.0% - 24.9%	Decrease
			Instrument-specific credit risk	0.8%	0.6% - 0.9%	Decrease

Embedded derivative – interest-sensitive life products	$458,302	Policy persistency is a significant unobservable input.	Lapse Rate	3.3%		Decrease
			Mortality Rate	0.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption	3.8%		Increase
			Instrument-specific credit risk	0.8%	0.6% - 0.9%	Decrease

Embedded derivative – annuity products	$3,587,371	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.1%		Decrease
			Surrender Rate:
			Retail FIA	13.3%		Decrease
			Institutional FIA	16.5%		Decrease
			Mortality Rate:
			Retail FIA	2.5%		Decrease
			Institutional FIA	2.1%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budge Assumption:
			Retail RIA	2.6%		Increase
			Institutional FIA	3.2%		Increase
			Instrument-specific credit risk	0.8%	0.6% - 0.9%	Decrease
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

Notes to Financial Statements (Continued)
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of December 31, 2023 and 2022:

		Fair Value Hierarchy
As of December 31, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$38,480,525	$—	$—	$35,539,059	$35,539,059
Policy loans	1,556,030	—	—	1,341,005	1,341,005
FHLB common stock and other investments	173,148	—	—	173,148	173,148
Funds withheld receivables at interest	2,624,984	—	2,624,984	—	2,624,984
Cash and cash equivalents	11,954,675	11,954,675	—	—	11,954,675
Restricted cash and cash equivalents	342,954	342,954	—	—	342,954
Total financial assets	$55,132,316	$12,297,629	$2,624,984	$37,053,212	$51,975,825
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$53,821,432	$—	$45,395,423	$6,966,991	$52,362,414
Funds withheld payables at interest	36,786,825	—	36,786,825	—	36,786,825
Debt obligations	2,587,857	—	—	2,396,587	2,396,587
Securities sold under agreements to repurchase	1,358,434	—	1,358,434	—	1,358,434
Total financial liabilities	$94,554,548	$—	$83,540,682	$9,363,578	$92,904,260

Notes to Financial Statements (Continued)

		Fair Value Hierarchy
As of December 31, 2022	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$34,303,183	$—	$—	$31,256,107	$31,256,107
Policy loans	868,911	—	—	789,726	789,726
FHLB common stock and other investments	163,289	—	—	163,289	163,289
Funds withheld receivables at interest	2,855,251	—	2,855,251	—	2,855,251
Cash and cash equivalents	6,118,231	6,118,231	—	—	6,118,231
Restricted cash and cash equivalents	308,383	308,383	—	—	308,383
Total financial assets	$44,617,248	$6,426,614	$2,855,251	$32,209,122	$41,490,987
Financial liabilities:
Insurance
Policy liabilities - policyholder account balances	$48,403,949	$—	$38,328,025	$7,383,537	$45,711,562
Funds withheld payables at interest	26,227,183	—	26,227,183	—	26,227,183
Debt obligations	2,128,166	—	—	1,698,526	1,698,526
Securities sold under agreements to repurchase	805,316	—	805,316	—	805,316
Total financial liabilities	$77,564,614	$—	$65,360,524	$9,082,063	$74,442,587

Notes to Financial Statements (Continued)
10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2023	December 31, 2022
Assets
Asset Management
Credit	$976,978	$1,121,775
Investments of Consolidated CFEs	24,996,298	22,492,366
Real Assets	59,721	202,153
Equity Method - Other	2,283,588	2,943,387
Other Investments	153,597	88,046
Total Asset Management	$28,470,182	$26,847,727
Insurance
Mortgage and other loan receivables	$697,402	$787,515
Other investments	232,877	335,168
Reinsurance recoverable	926,035	981,775
Total Insurance	$1,856,314	$2,104,458

Total Assets	$30,326,496	$28,952,185

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$25,276,404	$22,273,242
Total Asset Management	$25,276,404	$22,273,242
Insurance
Policy liabilities	$1,322,555	$1,410,951
Total Insurance	$1,322,555	$1,410,951

Total Liabilities	$26,598,959	$23,684,193

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	For the Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(85,682)	$66,109	$(19,573)
Investments of Consolidated CFEs	(104,196)	1,019,063	914,867
Real Assets	51,637	(54,697)	(3,060)
Equity Method - Other	170,909	61,205	232,114
Other Investments	1,455	(813)	642
Total Asset Management	$34,123	$1,090,867	$1,124,990
Insurance
Mortgage and other loan receivables	$—	$(1,342)	$(1,342)
Other investments	—	(65,414)	(65,414)
Total Insurance	$—	$(66,756)	$(66,756)

Total Assets	$34,123	$1,024,111	$1,058,234

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(1,212)	$(1,015,491)	$(1,016,703)
Total Asset Management	$(1,212)	$(1,015,491)	$(1,016,703)
Insurance
Policy liabilities	$—	$62,621	$62,621
Total Insurance	$—	$62,621	$62,621

Total Liabilities	$(1,212)	$(952,870)	$(954,082)

Notes to Financial Statements (Continued)

	For the Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$(103,860)	$(9,326)	$(113,186)
Investments of Consolidated CFEs	(69,234)	(1,437,482)	(1,506,716)
Real Assets	85	19,295	19,380
Equity Method - Other	(14,891)	(201,935)	(216,826)
Other Investments	6,657	(9,927)	(3,270)
Total Asset Management	$(181,243)	$(1,639,375)	$(1,820,618)
Insurance
Mortgage and other loan receivables	$—	$(96,569)	$(96,569)
Other investments	—	153,109	153,109
Total Insurance	$—	$56,540	$56,540

Total Assets	$(181,243)	$(1,582,835)	$(1,764,078)

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$(785)	$1,175,161	$1,174,376
Total Asset Management	$(785)	$1,175,161	$1,174,376
Insurance
Policy liabilities	$—	$138,039	$138,039
Total Insurance	$—	$138,039	$138,039

Total Liabilities	$(785)	$1,313,200	$1,312,415

	For the Year Ended December 31, 2021
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management
Credit	$43,227	$19,833	$63,060
Investments of Consolidated CFEs	62,075	134,174	196,249
Real Assets	(1,133)	16,375	15,242
Equity Method - Other	404,513	(90,867)	313,646
Other Investments	15,816	26,639	42,455
Total Asset Management	$524,498	$106,154	$630,652
Insurance
Mortgage and other loan receivables	$—	$(2,257)	$(2,257)
Other investments	—	490,607	490,607
Total Insurance	$—	$488,350	$488,350

Total Assets	$524,498	$594,504	$1,119,002

Liabilities
Asset Management
Debt Obligations of Consolidated CFEs	$47,179	$(72,376)	$(25,197)
Total Asset Management	$47,179	$(72,376)	$(25,197)
Insurance
Policy liabilities	$—	$122,738	$122,738
Total Insurance	$—	$122,738	$122,738

Total Liabilities	$47,179	$50,362	$97,541

Notes to Financial Statements (Continued)
11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Deferred acquisition costs	$1,154,697	$820,970
Value of business acquired	1,252,984	1,316,529
Cost-of-reinsurance intangibles	2,043,143	193,995
Total insurance intangibles	$4,450,824	$2,331,494
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	218,243	175,869	23,592	66,458	484,162
Amortization expense	(66,059)	(61,712)	(7,534)	(15,130)	(150,435)
Balance, as of the end of the period	$373,863	$481,970	$132,079	$166,785	$1,154,697

	Year ended December 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$107,104	$179,449	$54,298	$56,730	$397,581
Capitalizations	144,635	220,866	67,892	69,515	502,908
Amortization expense	(30,060)	(32,502)	(6,169)	(10,788)	(79,519)
Balance, as of the end of the period	$221,679	$367,813	$116,021	$115,457	$820,970

	Year ended December 31, 2021
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$—	$—	$—	$—	$—
Capitalizations	116,231	187,301	55,636	59,427	418,595
Amortization expense	(9,127)	(7,852)	(1,338)	(2,697)	(21,014)
Balance, as of the end of the period	$107,104	$179,449	$54,298	$56,730	$397,581

Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization expense	(3,840)	(41,924)	(13,853)	3,264	(7,192)	(63,545)
Balance, as of the end of the period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984

Notes to Financial Statements (Continued)

	Year ended December 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$52,723	$709,271	$292,323	$269,172	$94,479	$1,417,968
Amortization expense	(3,961)	(45,975)	(15,528)	(27,394)	(8,581)	(101,439)
Balance, as of the end of the period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529

	Year ended December 31, 2021
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$56,563	$756,519	$307,908	$294,987	$101,338	$1,517,315
Amortization expense	(3,840)	(47,248)	(15,585)	(25,815)	(6,859)	(99,347)
Balance, as of the end of the period	$52,723	$709,271	$292,323	$269,172	$94,479	$1,417,968
The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization expense	(32,376)	(39,072)	(40,379)	(8,481)	(15,884)	(136,192)
Balance, as of the end of the period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932

	Year ended December 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$136,227	$184,664	$500,264	$109,826	$211,296	$1,142,277
Amortization expense	(37,885)	(39,054)	(38,672)	(10,050)	(12,492)	(138,153)
Balance, as of the end of the period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124

	Year ended December 31, 2021
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$180,769	$222,135	$550,738	$119,122	$226,485	$1,299,249
Amortization expense	(44,542)	(37,471)	(50,474)	(9,296)	(15,189)	(156,972)
Balance, as of the end of the period	$136,227	$184,664	$500,264	$109,826	$211,296	$1,142,277
Estimated future amortization of VOBA and Negative VOBA as of December 31, 2023 is as follows:

Years	VOBA	Negative VOBA	Total, net
2024	$84,836	$(103,411)	$(18,575)
2025	80,544	(83,505)	(2,961)
2026	75,528	(68,168)	7,360
2027	71,497	(57,616)	13,881
2028	67,669	(49,748)	17,921
Thereafter	872,910	(505,484)	367,426
Total	$1,252,984	$(867,932)	$385,052

Notes to Financial Statements (Continued)
Unearned revenue reserves and unearned front-end loads

	Years Ended December 31,
	2023	2022	2021
	Preneed
Balance, as of the beginning of the period	$118,186	$55,510	$—
Deferral	71,798	69,548	57,649
Amortized to income during the year	(11,931)	(6,872)	(2,139)
Balance, as of the end of the period	$178,053	$118,186	$55,510
Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the year ended December 31, 2023, Global Atlantic updated mortality and surrender assumptions. These updates reduced the amortization rate for DAC and related amortization amounts by $4.4 million per year. For the year ended December 31, 2022, Global Atlantic observed that there was no significant change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts.

Notes to Financial Statements (Continued)
12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	December 31, 2023	December 31, 2022
Policy liabilities:
Direct	$75,715,857	$71,833,991
Assumed	84,342,414	65,946,938
Total policy liabilities	160,058,271	137,780,929
Ceded(1)	(35,773,958)	(25,755,283)
Net policy liabilities	$124,284,313	$112,025,646
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

	As of December 31, 2023			As of December 31, 2022
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)	Reinsurance recoverable and funds withheld receivable at interest(2)	Credit enhancements(3)	Net reinsurance credit exposure(4)
A++	$38,857	$—	$38,857	$55,630	$—	$55,630
A+	1,801,954	—	1,801,954	1,883,864	—	1,883,864
A	2,212,800	—	2,212,800	2,462,963	—	2,462,963
A-	4,430,484	3,814,976	615,508	4,780,165	4,197,739	582,426
B++	589	—	589	37,939	—	37,939
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	(221)	—	—
C++/C+	(228)	—	—	—	—	—
Not rated or private rating(5)	30,859,068	30,210,350	648,718	19,691,984	18,541,678	1,150,306
Total	$39,343,524	$34,025,326	$5,318,426	$28,912,324	$22,739,417	$6,173,128
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)At amortized cost, excluding any associated embedded derivative assets and liabilities.
(3)Includes funds withheld payable at interest and deferred intangible reinsurance assets and liabilities.
(4)Includes credit loss allowance of $21.0 million and $41.2 million as of December 31, 2023 and 2022, respectively, held against reinsurance recoverable.
(5)Includes $30.8 billion and $19.7 billion as of December 31, 2023 and 2022, respectively, associated with cessions to co-investment vehicles (the "sponsored reinsurance sidecar vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.

As of December 31, 2023 and 2022, Global Atlantic had $2.7 billion and $2.9 billion of funds withheld receivable at interest, respectively, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting these receivables were held in trusts and not part of the respective counterparty’s general accounts.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Years Ended December 31,
	2023	2022	2021
Net premiums:
Direct	$118,535	$111,602	$107,733
Assumed(1)	4,138,758	2,413,234	4,573,925
Ceded	(2,281,618)	(1,342,375)	(2,455,580)
Net premiums	$1,975,675	$1,182,461	$2,226,078
(1)Includes related party activity of $8.7 million for the year ended December 31, 2021.

	Years Ended December 31,
	2023	2022	2021
Policy fees:
Direct	$912,931	$950,702	$850,062
Assumed(1)	442,085	328,528	288,870
Ceded	(94,767)	(17,509)	(1,127)
Net policy fees	$1,260,249	$1,261,721	$1,137,805
(1)Includes related party activity of $6.2 million for the year ended December 31, 2021.

	Years Ended December 31,
	2023	2022	2021
Net policy benefits and claims:
Direct	$3,406,055	$812,961	$1,986,661
Assumed(1)	5,922,927	3,255,354	5,613,319
Ceded	(2,966,725)	(1,710,077)	(2,783,101)
Net policy benefits and claims	$6,362,257	$2,358,238	$4,816,879
(1)Includes related party activity of $76.2 million for the year ended December 31, 2021.
Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $36.7 billion and $26.1 billion of collateral in the form of funds withheld payable on behalf of its reinsurers as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, reinsurers held collateral of $1.2 billion and $1.3 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of December 31, 2023 and 2022, these trusts held in excess of the $81.8 billion and $65.8 billion of assets they are required to hold in order to support reserves of $79.4 billion and $62.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $90.8 million and $31.3 million as restricted as of December 31, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the years ended December 31, 2023, 2022 and 2021, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Years Ended December 31,
	2023	2022	2021
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$3,680,514	$(590,664)	$4,626,759
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	51,747	—	69,000
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$3,732,261	$(590,664)	$4,695,759

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	867,496,813	749,504,970	582,258,984
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$4.24	$(0.79)	$7.95

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	867,496,813	749,504,970	582,258,984
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	25,294,958	—	24,011,281
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	18,995,662	—	26,822,600
Weighted Average Shares of Common Stock Outstanding - Diluted	911,787,433	749,504,970	633,092,865
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$4.09	$(0.79)	$7.42
(1)For the years ended December 31, 2023 and 2021, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted. For the year ended December 31, 2022, the impact of Series C Mandatory Convertible Preferred Stock is excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such shares would be anti-dilutive having the effect of decreasing the loss per share of common stock.
(2)For the years ended December 31, 2023 and 2021, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition, which have been granted under the Equity Incentive Plans. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership. For the year ended December 31, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock.

Notes to Financial Statements (Continued)
Exchangeable Securities
For the years ended December 31, 2023, 2022, and 2021 KKR Holdings Units and vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. Since May 31, 2022, there are no outstanding KKR Holdings Units. See Note 1 "Organization" in our financial statements.

	Years Ended December 31,
	2023	2022	2021
Weighted Average KKR Holdings Units	—	107,018,025	271,719,976
Weighted Average Vested Restricted Holdings Units	3,675,345	2,250,186	1,190,590
Total	3,675,345	109,268,211	272,910,566
Market Condition Awards
For the years ended December 31, 2023, 2022, and 2021 25.7 million, 17.5 million, and 9.1 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

Notes to Financial Statements (Continued)
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2023	December 31, 2022
Asset Management
Unsettled Investment Sales (1)	$271,544	$90,072
Receivables	55,602	26,119
Due from Broker (2)	76,075	160,533
Deferred Tax Assets, net (See Note 18)	48,580	54,769
Interest Receivable	351,999	223,660
Fixed Assets, net (3)	863,096	857,903
Foreign Exchange Contracts and Options (4)	264,621	668,716
Goodwill (5)	558,279	594,270
Intangible Assets (6)	1,624,648	1,747,891
Derivative Assets	4,792	7,519
Prepaid Taxes	211,966	68,107
Prepaid Expenses	56,828	48,233
Operating Lease Right of Use Assets (7)	358,684	344,022
Deferred Financing Costs	19,213	16,382
Other	209,296	289,430
Total Asset Management	$4,975,223	$5,197,626

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$27,562	$663,280
Deferred Tax Assets, net	2,273,757	2,272,153
Derivative Assets	45,694	724,390
Accrued Investment Income	1,220,781	1,130,103
Goodwill	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	258,529	276,176
Operating Lease Right of Use Assets(7)	172,955	175,035
Premiums and Other Account Receivables	188,136	141,551
Other	152,486	121,114
Prepaid Taxes	42,294	22,851
Market Risk Benefit Asset	17	13,180
Total Insurance	$4,883,707	$6,041,329

Total Other Assets	$9,858,930	$11,238,955
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $257.4 million and $188.8 million as of December 31, 2023 and December 31, 2022, respectively. Depreciation and amortization expense of $68.4 million, $54.6 million, and $46.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements for the net changes in fair value associated with these instruments.
(5)As of December 31, 2023, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of December 31, 2023, there are approximately $(34.2) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of December 31, 2023, there are approximately $(116.8) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $67.8 million, $54.2 million, and $49.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the years ended December 31, 2023, 2022 and 2021, the operating lease cost was $21.9 million, $25.0 million and $14.6 million, respectively. Insurance lease right-of-use assets are reported net of $20.6 million and $21.8 million in deferred rent and lease incentives as of December 31, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 14 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $17.6 million, $17.6 million and $16.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2023	December 31, 2022
Asset Management
Amounts Payable to Carry Pool (1)	$2,664,694	$1,872,568
Unsettled Investment Purchases (2)	574,986	416,822
Securities Sold Short (3)	149,136	158,752
Derivative Liabilities	2,382	11,018
Accrued Compensation and Benefits	210,625	265,712
Interest Payable	492,501	363,849
Foreign Exchange Contracts and Options (4)	441,608	406,746
Accounts Payable and Accrued Expenses	221,851	216,688
Taxes Payable	39,255	136,245
Uncertain Tax Positions	23,579	56,032
Unfunded Revolver Commitments	94,683	137,315
Operating Lease Liabilities (5)	360,852	347,901
Deferred Tax Liabilities, net (See Note 18)	2,370,118	1,667,740
Other Liabilities	72,145	414,387
Total Asset Management	$7,718,415	$6,471,775

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$205,669	$675,312
Accrued Expenses	607,262	600,633
Insurance Operations Balances in Course of Settlement	250,367	949,383
Securities Sold Under Agreements to Repurchase	1,358,434	805,316
Derivative Liabilities	146,197	934,107
Accrued Employee Related Expenses	370,984	322,698
Operating Lease Liabilities(5)	193,566	195,001
Tax Payable to Former Parent Company	62,545	67,086
Interest Payable	15,894	13,329
Accounts and Commissions Payable	32,104	25,261
Other Tax Related Liabilities	12,984	12,249
Total Insurance	$3,256,006	$4,600,375

Total Accrued Expenses and Other Liabilities	$10,974,421	$11,072,150
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.
(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management" in our financial statements for the net changes in fair value associated with these instruments.
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 17 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 10.3 years and 10.4 years as of December 31, 2023 and December 31, 2022, respectively. The weighted average discount rates were 2.9% and 2.5% as of December 31, 2023 and December 31, 2022, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.6 years and 7.0 years as of December 31, 2023 and 2022, respectively. The weighted average discount rates were 4.4% and 3.6% as of December 31, 2023 and 2022, respectively. The weighted average remaining lease terms for land were 43.7 years and 26.9 years as of December 31, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)
15. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary. The consolidated VIEs are predominately CLOs and certain investment funds sponsored by KKR. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management fees and performance income. KKR's investment strategies differ for these VIEs; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any. Furthermore, KKR consolidates certain VIEs that are formed by Global Atlantic to hold investments, including investments in transportation, renewable energy, consumer and other loans and fixed maturity securities.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2023, KKR's commitments to these unconsolidated investment funds were $2.6 billion. KKR has not provided any financial support other than its obligated amount as of December 31, 2023. Additionally, Global Atlantic also has unfunded commitments of $22.7 million in relation to other limited partnership interests as of December 31, 2023.
As of December 31, 2023 and December 31, 2022, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2023	December 31, 2022
Investments - Asset Management	$7,877,904	$6,862,712
Due from (to) Affiliates, net - Asset Management	1,097,939	1,356,308
Maximum Exposure to Loss - Asset Management	$8,975,843	$8,219,020

Other Investment Partnerships - Insurance	$169,265	$295,808
Investment in Renewable Energy - Insurance	55,485	30,177
Maximum Exposure to Loss - Insurance	$224,750	$325,985

Total Maximum Exposure to Loss	$9,200,593	$8,545,005

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

Notes to Financial Statements (Continued)
KKR's Asset Management debt obligations consisted of the following:

		December 31, 2023			December 31, 2022
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,500,000	$—	$—
KCM Credit Agreement (1)		736,492	—	—	723,132	—	—
KCM 364-Day Revolving Credit Agreement		750,000	—	—	750,000	—	—
Notes Issued: (2)
KKR ¥25 billion (or $177.3 million) 0.509% Notes Due 2023 (8)	(5)	—	—	—	—	189,432	189,447
KKR ¥5 billion (or $35.5 million) 0.764% Notes Due 2025	(5)	—	35,316	35,390	—	37,646	37,625
KKR ¥36.4 billion (or $258.1 million) 1.054% Notes Due 2027	(5)	—	257,132	255,840	—	274,628	271,081
KKR ¥44.7 billion (or $317.0 million) 1.428% Notes Due 2028	(5)	—	315,599	315,217	—	—	—
KKR €650 million (or $717.4 million) 1.625% Notes Due 2029	(5)	—	712,331	646,248	—	687,928	565,003
KKR $750 million 3.750% Notes Due 2029 (7)	(5)	—	726,331	684,323	—	744,222	675,413
KKR ¥4.9 billion (or $34.7 million) 1.244% Notes Due 2029	(5)	—	34,339	33,985	—	36,657	36,020
KKR ¥1.8 billion (or $12.8 million) 1.614% Notes Due 2030	(5)	—	12,448	12,514	—	—	—
KKR $750 million 4.850% Notes Due 2032	(5)	—	742,545	733,163	—	741,655	701,610
KKR ¥6.2 billion (or $44.0 million) 1.437% Notes Due 2032	(5)	—	43,461	42,155	—	46,431	44,800
KKR ¥1.5 billion (or $10.6 million) 1.939% Notes Due 2033	(5)	—	10,316	10,322	—	—	—
KKR ¥7.5 billion (or $53.2 million) 1.553% Notes Due 2034	(5)	—	52,595	49,937	—	56,204	53,477
KKR ¥5.5 billion (or $39.0 million) 1.795% Notes Due 2037	(5)	—	38,450	35,742	—	41,097	38,550
KKR ¥10.3 billion (or $73.0 million) 1.595% Notes Due 2038	(5)	—	72,161	64,646	—	77,134	69,565
KKR ¥3 billion (or $21.3 million) 2.312% Notes Due 2038	(5)	—	20,874	20,272	—	—	—
KKR $500 million 5.500% Notes Due 2043 (7)	(5)	—	490,728	475,022	—	490,494	455,287
KKR ¥4.5 billion (or $31.9 million) 2.574% Notes Due 2043	(5)	—	31,413	29,723	—	—	—
KKR $1 billion 5.125% Notes Due 2044 (7)	(5)	—	963,674	887,286	—	964,726	845,944
KKR $500 million 3.625% Notes Due 2050	(5)	—	493,020	358,580	—	492,753	343,490
KKR $750 million 3.500% Notes Due 2050 (7)	(5)	—	734,437	527,183	—	736,451	503,862
KKR $750 million 3.250% Notes Due 2051	(5)	—	740,184	516,038	—	739,832	475,920
KKR ¥6 billion (or $42.5 million) 2.747% Notes Due 2053	(5)	—	41,929	37,801	—	—	—
KKR $500 million 4.625% Notes Due 2061	(6)	—	486,755	377,400	—	486,399	340,400
KFN $500 million 5.500% Notes Due 2032	(3)	—	495,997	455,340	—	495,511	417,551
KFN $120 million 5.200% Notes Due 2033	(3)	—	118,895	106,030	—	118,773	96,502
KFN $70 million 5.400% Notes Due 2033	(3)	—	69,140	62,648	—	69,048	57,042
KFN Issued Junior Subordinated Notes (4)	(3)	—	238,801	208,902	—	237,471	189,673
		2,986,492	7,978,871	6,981,707	2,973,132	7,764,492	6,408,262

Other Debt Obligations(1)(7)		6,618,692	36,907,999	36,699,920	4,837,893	32,834,121	32,649,546

		$9,605,184	$44,886,870	$43,681,627	$7,811,025	$40,598,613	$39,057,808

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

	December 31, 2023	December 31, 2022
KKR Issued 0.509% Notes Due 2023	$—	$68
KKR Issued 0.764% Notes Due 2025	140	254
KKR Issued 1.054% Notes Due 2027	987	1,284
KKR Issued 1.428% Notes Due 2028	1,377	—
KKR Issued 1.625% Notes Due 2029	3,301	3,914
KKR Issued 3.750% Notes Due 2029	3,534	4,177
KKR Issued 1.244% Notes Due 2029	408	485
KKR Issued 1.614% Notes Due 2030	316	—
KKR Issued 4.850% Notes Due 2032	5,237	5,862
KKR Issued 1.437% Notes Due 2032	504	565
KKR Issued 1.939% Notes Due 2033	321	—
KKR Issued 1.553% Notes Due 2034	589	646
KKR Issued 1.795% Notes Due 2037	552	593
KKR Issued 1.595% Notes Due 2038	879	940
KKR Issued 2.312% Notes Due 2038	400	—
KKR Issued 5.500% Notes Due 2043	2,831	2,979
KKR Issued 2.574% Notes Due 2043	497	—
KKR Issued 5.125% Notes Due 2044	6,420	6,736
KKR Issued 3.625% Notes Due 2050	4,688	4,867
KKR Issued 3.500% Notes Due 2050	6,965	7,226
KKR Issued 3.250% Notes Due 2051	7,553	7,824
KKR Issued 2.747% Notes Due 2053	618	—
KKR Issued 4.625% Notes Due 2061	13,245	13,601
KFN Issued 5.500% Notes Due 2032	4,143	4,548
KFN Issued 5.200% Notes Due 2033	1,146	1,243
KFN Issued 5.400% Notes Due 2033	890	964
	$67,541	$68,776
(3)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(4)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 8.1% and 6.9% and the weighted average years to maturity is 12.8 years and 13.8 years as of December 31, 2023 and December 31, 2022, respectively.
(5)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(6)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(7)As of December 31, 2023 and December 31, 2022, the borrowing outstanding and fair value reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.
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
Repayment of KKR Issued 2023 Yen Senior Notes
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
The Yen Notes were issued pursuant to an indenture, dated as of April 26, 2022, among KKR Group Finance Co. XI LLC, KKR Group Co. Inc. (formerly known as KKR & Co. Inc.), KKR Group Partnership and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture governing the Yen Notes includes covenants, including limitations on KKR Group Finance Co. XI LLC’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Yen Notes may declare the Yen Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Yen Notes and any accrued and unpaid interest on the Yen Notes automatically become due and payable. KKR Group Finance Co. XI LLC may redeem the Yen Notes at its option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the Yen Notes to be redeemed, together with interest accrued and unpaid to, but excluding, the date fixed for redemption, at any time, in the event of certain changes affecting taxation as provided in the indenture governing the Yen Notes. If a change of control repurchase event occurs, the Yen Notes are subject to repurchase by KKR Group Finance Co. XI LLC at a repurchase price in cash equal to 101% of the aggregate principal amount of the Yen Notes repurchased plus any accrued and unpaid interest on the Yen Notes repurchased to, but not including, the date of repurchase.

Notes to Financial Statements (Continued)
Other Asset Management Debt Obligations
As of December 31, 2023, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$6,618,692	$11,631,595	$11,423,516	6.2%	5.2
Debt Obligations of Consolidated CLOs	—	25,276,404	25,276,404	(2)	9.3
	$6,618,692	$36,907,999	$36,699,920
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.9 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 6.9%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of December 31, 2023, the fair value of the consolidated CLO assets was $27.1 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	December 31, 2023			December 31, 2022
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$800,000	$200,000	$200,000	$600,000	$400,000	$400,000
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	460,850		500,000	419,550
Global Atlantic senior notes, due June 2031		650,000	533,130		650,000	478,335
Global Atlantic senior notes, due June 2033		650,000	721,175		—	—
Global Atlantic subordinated debentures, due October 2051		750,000	643,575		750,000	572,475
		2,750,000	$2,558,730		2,300,000	$1,870,360
Purchase accounting adjustments(1)		40,173			43,285
Debt issuance costs, net of accumulated amortization		(36,499)			(17,623)
Fair value loss of hedged debt obligations, recognized in earnings		(165,817)			(197,496)
		$2,587,857			$2,128,166
(1)The amortization of the purchase accounting adjustments was $3.1 million, $7.8 million and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.

Global Atlantic Credit Agreement
Global Atlantic (Fin) Company ("GA FinCo") and Global Atlantic Limited (Delaware) (formerly known as Global Atlantic Financial Limited, "GALD") are both wholly-owned indirect subsidiaries of TGAFG, the holding company for the Global Atlantic business.
On August 4, 2021, GA FinCo, as borrower, and GALD, as guarantor, entered into a Credit Agreement (the "GA Credit Agreement") with Wells Fargo Bank, N.A., as administrative agent, and other lenders thereto. The GA Credit Agreement provides for up to $1.0 billion of revolving borrowings (with the option to request an increase of up to an additional $250 million), including up to $500 million of letters of credit, and has a maturity of August 2026.
On September 23, 2022, GA FinCo amended the GA Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, and other lenders thereto. The principal amendments made were to replace LIBOR based interest rates with interest rates

Notes to Financial Statements (Continued)
based on term SOFR with certain rate adjustments. Beginning on September 30, 2022, interest on any funded balances will accrue at term SOFR plus a spread ranging from 1.225% to 2.100%.
As of December 31, 2023, there was $200 million in revolving borrowings outstanding and no letters of credit outstanding under the GA Credit Agreement.
Global Atlantic Senior Notes due 2033
In June 2023, Global Atlantic (Fin) Company, or “GA FinCo,” a Delaware corporation and an indirect subsidiary of TGAFG, issued $650 million aggregate principal amount of 7.950% senior unsecured notes due 2033 (the “GA 2033 Senior Notes”). This included $500 million issued on June 15, 2023, and a subsequent reopening of $150 million issued on June 21, 2023. The proceeds of the 2033 Senior Notes were used, in part, to repay outstanding indebtedness under Global Atlantic's revolving credit facility. Remaining proceeds are intended to be used for Global Atlantic's general corporate purposes. The GA 2033 Senior Notes were issued pursuant to an indenture, dated as of October 7, 2019, among GA FinCo, as issuer, GALD, as guarantor, and U.S. Bank National Association, as trustee, and supplemented by the Third and Fourth Supplemental Indentures, dated as of June 15, 2023 and June 21, 2023, respectively, among GA FinCo, GALD and the trustee. The GA 2033 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by GALD.
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2023. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of December 31, 2023.

Scheduled principal payments for Asset Management debt obligations at December 31, 2023 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2024	—	—	3,617,425	3,617,425
2025	—	35,456	318,191	353,647
2026	—	—	1,129,095	1,129,095
2027	—	258,119	519,240	777,359
2028	—	316,976	991,662	1,308,638
Thereafter	—	7,470,916	30,630,598	38,101,514
	$—	$8,081,467	$37,206,211	$45,287,678

Scheduled principal payments for Insurance debt obligations at December 31, 2023 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2024	$—	$—	$—	$—
2025	—	—	—	—
2026	200,000	—	—	200,000
2027	—	—	—	—
2028	—	—	—	—
Thereafter	—	2,550,000	—	2,550,000
	$200,000	$2,550,000	$—	$2,750,000

Notes to Financial Statements (Continued)
17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Policyholders’ account balances	$125,187,354	$112,281,236
Liability for future policy benefits	17,823,750	14,445,920
Additional liability for annuitization, death, or other insurance benefits	7,129,785	4,970,969
Market risk benefit liability	1,120,968	682,038
Other policy-related liabilities(1)	8,796,414	5,400,766
Total policy liabilities	$160,058,271	$137,780,929
(1)Other policy-related liabilities as of December 31, 2023 and 2022 primarily consist of negative VOBA ($867.9 million and $1.0 billion, respectively), policy liabilities accounted under a fair value option ($1.2 billion and $1.3 billion, respectively), embedded derivatives associated with contractholder deposit funds ($4.0 billion and $2.2 billion, respectively), cost-of-reinsurance liabilities ($1.8 billion and $108.4 million, respectively) and outstanding claims ($235.1 million and $253.7 million, respectively).
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the years ended December 31, 2023 and 2022, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Year ended December 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$48,510,703	$29,123,926	$17,397,185	$7,535,489	$9,713,933	$112,281,236
Issuances and premiums received	16,604,445	4,891,428	5,824,786	510,000	675,340	28,505,999
Benefit payments, surrenders, and withdrawals	(9,493,423)	(4,234,383)	(917,240)	(1,415,763)	(1,585,439)	(17,646,248)
Interest(2)	1,483,545	533,127	497,919	226,394	303,026	3,044,011
Other activity(3)	(342,534)	(145,653)	(833,597)	159,878	164,262	(997,644)
Balance as of end of period	$56,762,736	$30,168,445	$21,969,053	$7,015,998	$9,271,122	$125,187,354
Less: reinsurance recoverable	(10,279,657)	(3,191,151)	(7,190,573)	—	(3,021,333)	(23,682,714)
Balance as of end of period, net of reinsurance recoverable	$46,483,079	$26,977,294	$14,778,480	$7,015,998	$6,249,789	$101,504,640

Average interest rate	3.36%	2.15%	3.28%	3.12%	2.74%	2.94%
Net amount at risk, gross of reinsurance(4)	$—	$—	$135,840,650	$—	$1,168,689	$137,009,339
Cash surrender value(5)	$43,590,426	$28,429,388	$15,161,982	$—	$4,659,916	$91,841,712
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
(5)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

Notes to Financial Statements (Continued)

	Year ended December 31, 2022
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$42,408,740	$25,204,787	$17,391,996	$6,014,553	$6,624,562	$97,644,638
Issuances and premiums received	11,930,479	6,048,967	1,080,292	3,118,776	3,733,841	25,912,355
Benefit payments, surrenders, and withdrawals	(6,555,890)	(2,408,735)	(712,204)	(1,338,392)	(862,341)	(11,877,562)
Interest(2)	1,024,872	323,086	506,836	132,590	228,452	2,215,836
Other activity(3)	(297,498)	(44,179)	(869,735)	(392,038)	(10,581)	(1,614,031)
Balance as of end of period	$48,510,703	$29,123,926	$17,397,185	$7,535,489	$9,713,933	$112,281,236
Less: reinsurance recoverable	(6,704,792)	(3,525,320)	(3,469,319)	—	(3,061,609)	(16,761,040)
Balance as of end of period, net of reinsurance recoverable	$41,805,911	$25,598,606	$13,927,866	$7,535,489	$6,652,324	$95,520,196

Average interest rate	2.58%	1.46%	3.09%	1.98%	2.84%	2.13%
Net amount at risk, gross of reinsurance(4)	$—	$—	$81,049,075	$—	$1,187,719	$82,236,794
Cash surrender value(5)	$39,035,216	$25,924,670	$12,907,551	$—	$5,022,020	$82,889,457
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums. Account values, as disclosed below, differ from policyholder account balances as they exclude balances associated with index credits, contractholder deposit fund host balances, funding agreements, and other associated reserves. In addition, policyholder account balances include discounts and premiums on assumed business which are not reflected in account values.

	As of December 31, 2023
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$2,706,701	$25,839	$660,189	$3,546,450	$25,940,436	$32,879,615
1.00% - 1.99%	1,471,320	1,013,423	999,852	1,968,519	6,603,795	12,056,909
2.00% - 2.99%	896,276	44,850	55,874	109,411	1,310,234	2,416,645
3.00% - 4.00%	12,494,439	1,186,572	414,111	953,560	1,067,325	16,116,007
Greater than 4.00%	12,095,647	1,385,538	138,112	117,561	298,493	14,035,351
Total	$29,664,383	$3,656,222	$2,268,138	$6,695,501	$35,220,283	$77,504,527
Percentage of total	38%	5%	3%	9%	45%	100%

	As of December 31, 2022
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$3,211,064	$25,500	$847,989	$4,669,081	$20,158,257	$28,911,891
1.00% - 1.99%	2,350,348	1,171,911	1,077,219	1,910,863	2,820,473	9,330,814
2.00% - 2.99%	1,096,383	53,360	9,747	1,222	590,032	1,750,744
3.00% - 4.00%	12,505,278	417,005	147,812	494,726	136,429	13,701,250
Greater than 4.00%	7,822,274	1,596,918	65,498	6,087	55,589	9,546,366
Total	$26,985,347	$3,264,694	$2,148,265	$7,081,979	$23,760,780	$63,241,065
Percentage of total	43%	5%	3%	11%	38%	100%

Notes to Financial Statements (Continued)
Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023			December 31, 2022
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected net premiums
Balance as of beginning of the period	$—	$(255,401)	$(255,401)	$—	$(329,716)	$(329,716)

Balance at original discount rate	$—	$(308,674)	$(308,674)	$—	$(334,780)	$(334,780)
Effect of changes in cash flow assumptions	—	43,842	43,842	—	5,226	5,226
Effect of actual variances from expected experience	—	(4,839)	(4,839)	—	(9,738)	(9,738)
Adjusted beginning of period balance	—	(269,671)	(269,671)	—	(339,292)	(339,292)
Interest		(4,314)	(4,314)	—	(4,768)	(4,768)
Net premiums collected	—	32,927	32,927	—	35,386	35,386
Ending balance at original discount rate	—	(241,058)	(241,058)	—	(308,674)	(308,674)
Effect of changes in discount rate assumptions	—	32,688	32,688	—	53,273	53,273
Balance as of the end of the period	$—	$(208,370)	$(208,370)	$—	$(255,401)	$(255,401)

Present value of expected future policy benefits
Balance as of beginning of the period	$14,021,515	$679,806	$14,701,321	$16,302,904	$883,399	$17,186,303

Balance at original discount rate	$17,321,203	$818,450	$18,139,653	$16,443,480	$895,295	$17,338,775
Effect of changes in cash flow assumptions	(1,563)	(46,438)	(48,001)	—	(7,224)	(7,224)
Effect of actual variances from expected experience	29,339	13,296	42,635	(149,324)	11,202	(138,122)
Adjusted beginning of period balance	17,348,979	785,308	18,134,287	16,294,156	899,273	17,193,429
Issuances	3,869,133	458	3,869,591	2,228,976	9,391	2,238,367
Interest	437,596	9,246	446,842	305,303	16,385	321,688
Benefit payments	(1,615,708)	(93,357)	(1,709,065)	(1,507,232)	(100,994)	(1,608,226)
De-recognition (lapses and withdrawals)	—	—	—	—	(5,605)	(5,605)
Ending balance at original discount rate	20,040,000	701,655	20,741,655	17,321,203	818,450	18,139,653
Effect of changes in discount rate assumptions	(2,612,647)	(96,888)	(2,709,535)	(3,299,688)	(138,644)	(3,438,332)
Balance as of the end of the period	17,427,353	604,767	18,032,120	14,021,515	679,806	14,701,321
Net liability for future policy benefits	17,427,353	396,397	17,823,750	14,021,515	424,405	14,445,920
Less: reinsurance recoverable(3)	(9,270,511)	(3,042)	(9,273,553)	(7,442,737)	1,911	(7,440,826)
Net liability for future policy benefits, net of reinsurance recoverables	$8,156,842	$393,355	$8,550,197	$6,578,778	$426,316	$7,005,094
(1)Payout annuities generally only have a single premium received at contract inception. As a result, the liability for future policy benefits generally would not reflect a present value for future premiums for payout annuities.
(2)“Other” consists of activity related to variable annuities, traditional life insurance, preneed insurance and fixed-rate annuity products.
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $389.9 million and $(1.8) billion for the years ended December 31, 2023 and 2022, respectively.

Notes to Financial Statements (Continued)

The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Gross premiums
	Years ended December 31,
	2023	2022	2021
Payout annuities	$4,143,287	$2,400,351	$4,745,708
Other	64,493	72,159	71,804
Total products	$4,207,780	$2,472,510	$4,817,512
`
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of December 31, 2023 and 2022:

	As of December 31, 2023
	Payout annuities	Other
Weighted-average interest rates, original discount rate	3.37%	2.57%
Weighted-average interest rates, current discount rate	4.95%	4.95%
Weighted-average liability duration (years, current rates)	8.58	9.03

	As of December 31, 2022
	Payout annuities	Other
Weighted-average interest rates, original discount rate	2.76%	2.50%
Weighted-average interest rates, current discount rate	5.04%	5.03%
Weighted-average liability duration (years, current rates)	8.39	9.32
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of December 31, 2023 and 2022:

	As of December 31, 2023
	Payout annuities	Other
Expected future benefit payments, undiscounted	$29,164,580	$832,608
Expected future benefit payments, discounted (original discount rate)	19,899,423	689,760
Expected future benefit payments, discounted (current discount rate)	17,427,352	604,768

Expected future gross premiums, undiscounted	—	377,693
Expected future gross premiums, discounted (original discount rate)	—	317,710
Expected future gross premiums, discounted (current discount rate)	—	262,653

	As of December 31, 2022
	Payout annuities	Other
Expected future benefit payments, undiscounted	$23,980,780	$986,614
Expected future benefit payments, discounted (original discount rate)	17,321,202	812,773
Expected future benefit payments, discounted (current discount rate)	14,021,514	680,807

Expected future gross premiums, undiscounted	—	524,122
Expected future gross premiums, discounted (original discount rate)	—	431,466
Expected future gross premiums, discounted (current discount rate)	—	356,968

Notes to Financial Statements (Continued)
Significant inputs, judgments and assumptions used in measuring future policyholder benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews all assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2023, premium and lapse assumptions were revised for traditional life insurance products (included with the “Other” category), which resulted in a $4.2 million favorable impact to net income before taxes.
For the years ended December 31, 2023 and 2022, Global Atlantic recognized $(315.0) million and $1.4 billion, net of reinsurance, in other comprehensive income, respectively, due to changes in the future policy benefits estimate from updating discount rates. During the years ended December 31, 2023 and 2022, there were no changes to the methods used to determine the discount rates.
Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Balance as of beginning of period	$5,104,810	$4,832,678
Effect of changes in cash flow assumptions	13,773	18,346
Effect of changes in experience	(43,775)	(18,298)
Adjusted balance as of beginning of period	5,074,808	4,832,726
Issuances	1,929,571	23,790
Assessments	495,559	505,365
Benefits paid	(399,201)	(406,062)
Interest	150,529	148,991
Balance as of end of period	7,251,266	5,104,810
Less: impact of unrealized investment gain and losses	121,481	133,841
Less: reinsurance recoverable, end of period	1,434,130	—
Balance, end of year, net of reinsurance recoverable and impact of unrealized investment gains and losses	$5,695,655	$4,970,969
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Gross assessments
	Years ended December 31,
	2023	2022	2021
Total amount recognized within revenue in the consolidated statements of operations	$471,957	$586,269	$562,955
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022
Weighted-average interest, current discount rate	3.09%	3.00%
Weighted-average liability duration (years)	27.64	28.21
Significant inputs, judgments and assumptions used in measuring the additional liabilities for annuitization, death, or other insurance benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality and lapse rates. Global Atlantic reviews all assumptions at least annually, and more

Notes to Financial Statements (Continued)
frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2023, assumptions for lapse rates, investment yields, and option budget costs were updated, which resulted in a $13.8 million increase in the additional liability for annuitization, death, and other insurance benefits. During the year ended December 31, 2022, assumptions for lapse rates and investment yields were updated, which resulted in a $18.3 million increase in the liability.
Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Years ended
	December 31, 2023			December 31, 2022
	Fixed-indexed annuity	Variable- and other annuities	Total	Fixed-indexed annuity	Variable- and other annuities	Total
Balance as of beginning of period	$548,536	$120,322	$668,858	$1,188,355	$255,048	$1,443,403

Balance as of beginning of period, before impact of changes in instrument-specific credit risk	$651,641	$150,558	$802,199	$1,183,116	$254,972	$1,438,088
Issuances	1,839	(36)	1,803	532	42,004	42,536
Interest	38,739	8,590	47,329	17,428	4,794	22,222
Attributed fees collected	103,961	83,712	187,673	98,703	84,978	183,681
Benefit payments	(4,366)	(1,729)	(6,095)	(2,587)	(3,941)	(6,528)
Effect of changes in interest rates	(27,401)	4,464	(22,937)	(614,650)	(355,242)	(969,892)
Effect of changes in equity markets	(23,026)	(86,643)	(109,669)	65,050	159,836	224,886
Effect of actual experience different from assumptions	142,453	11,021	153,474	16,892	(47,595)	(30,703)
Effect of changes in other future expected assumptions	(93,225)	55,657	(37,568)	(112,843)	10,752	(102,091)
Balance as of end of period before impact of changes in instrument-specific credit risk	790,615	225,594	1,016,209	651,641	150,558	802,199
Effect of changes in instrument-specific credit risk	77,653	27,089	104,742	(103,105)	(30,236)	(133,341)
Balance as of end of period	868,268	252,683	1,120,951	548,536	120,322	668,858
Less: reinsurance recoverable as of the end of the period	—	(14,214)	(14,214)	—	(23,113)	(23,113)
Balance as of end of period, net of reinsurance recoverable	$868,268	$238,469	$1,106,737	$548,536	$97,209	$645,745

Net amount at risk	$4,282,995	$1,423,763	$5,706,758	$3,846,090	$1,267,418	$5,113,508
Weighted-average attained age of contract holders (years)	70	69	70	70	71	70

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed annuities	$—	$868,268	$(868,268)	$13,150	$561,686	$(548,536)
Variable- and other annuities	17	252,700	(252,683)	30	120,352	(120,322)
Total	$17	$1,120,968	$(1,120,951)	$13,180	$682,038	$(668,858)
Significant inputs, judgments, and assumptions used in measuring market risk benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews all assumptions at least annually, and more frequently if evidence suggests. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2023, assumptions for fixed-indexed annuity surrender and partial withdrawals,

Notes to Financial Statements (Continued)
and variable annuity surrender and activations were updated, which resulted in a $37.6 million favorable impact to net income before taxes. During the year ended December 31, 2022, assumptions for fixed-indexed annuity activations, surrender rates, option budgets, and variable and other annuity rider fees and termination rates were updated, which resulted in a $102.1 million favorable impact to net income before taxes.
Separate account liabilities
Separate account assets and liabilities consist of investment accounts established and maintained by Global Atlantic for certain variable annuity and interest-sensitive life insurance contracts. Some of these contracts include minimum guarantees such as GMDBs and GMWBs that guarantee a minimum payment to the policyholder.
The assets that support these variable annuity and interest-sensitive life insurance contracts are measured at fair value and are reported as separate account assets on the consolidated statements of financial condition. An equivalent amount is reported as separate account liabilities. Market risk benefit assets and liabilities for minimum guarantees are valued and presented separately from separate account assets and separate account liabilities. For more information on market risk benefits see “—Market risk benefits” in this footnote. Policy charges assessed against the policyholders for mortality, administration and other services are included in “Policy fees” in the consolidated statements of operations.
The following table presents the balances of and changes in separate account liabilities:

	December 31, 2023			December 31, 2022
	Variable annuities	Interest-sensitive life	Total	Variable annuities	Interest-sensitive life	Total
Balance as of beginning of period	$3,627,770	$503,024	$4,130,794	$4,922,704	$663,724	$5,586,428
Premiums and deposits	30,669	13,723	44,392	33,697	15,360	49,057
Surrenders, withdrawals and benefit payments	(470,858)	(22,207)	(493,065)	(437,395)	(13,673)	(451,068)
Investment performance	497,887	95,314	593,201	(763,710)	(115,136)	(878,846)
Other	(120,439)	(47,883)	(168,322)	(127,526)	(47,251)	(174,777)
Balance as of end of period	$3,565,029	$541,971	$4,107,000	$3,627,770	$503,024	$4,130,794

Cash surrender value as of end of period(1)	$3,565,029	$541,971	$4,107,000	$3,627,770	$503,024	$4,130,794
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.

The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	December 31, 2023	December 31, 2022
Asset type:
Managed volatility equity/fixed income blended fund	$2,131,149	$2,246,803
Equity	1,596,467	1,634,357
Fixed income	152,398	156,594
Money market	226,387	92,284
Alternative	599	756
Total assets supporting separate account liabilities	$4,107,000	$4,130,794

Notes to Financial Statements (Continued)
Closed blocks
Summarized financial information of Global Atlantic’s closed blocks is as follows:

	December 31, 2023	December 31, 2022
Assets
Total investments	$1,272	$1,365
Cash and cash equivalents	6,332	4,007
Accrued investment income	46	44
Reinsurance recoverable	926,035	981,775
Deferred income taxes	42,926	43,766
Total assets	976,611	1,030,957
Liabilities
Policy liabilities	877,856	923,039
Policyholder dividend obligation at fair value	77,762	79,575
Policyholder dividends payable at fair value	10,240	10,013
Total policy liabilities	965,858	1,012,627
Accrued expenses and other liabilities	12,793	12,803
Total liabilities	978,651	1,025,430
Excess of closed block liabilities over assets designated to the closed blocks and maximum future earnings to be recognized from closed block assets and liabilities	$2,040	$(5,527)

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues
Premiums and other income	$(911)	$(436)	$660
Net investment expense	319	164	(28)
Total revenues	(592)	(272)	632
Benefits and expenses
Policy benefits and claims	(2,219)	(12,141)	(5,652)
Other expenses	(13)	251	8
Total benefits and expenses	(2,232)	(11,890)	(5,644)
Net contribution from the closed blocks	1,640	11,618	6,276
Income tax (benefit) expense	861	16,185	(3,026)
Net (loss) income	$779	$(4,567)	$9,302
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

Notes to Financial Statements (Continued)
18. INCOME TAXES
KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local income taxes at the entity level on its share of taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal tax purposes but as taxable entities for certain state, local or non-U.S. tax purposes. Moreover, certain corporate subsidiaries of KKR, including certain subsidiaries of Global Atlantic, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local income taxes.
Income before income taxes includes the following components:

	For the Years Ended December 31,
	2023	2022	2021
Income before Income Taxes:
United States	$5,614,242	$(713,238)	$13,357,237
Foreign	940,367	421,017	489,362
Total Income before Income Taxes	$6,554,609	$(292,221)	$13,846,599
The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2023	2022	2021
Current
Federal	$462,940	$737,737	$344,052
State and Local	52,480	97,074	40,336
Foreign	108,836	94,473	81,370
Subtotal	624,256	929,284	465,758
Deferred
Federal	447,488	(703,169)	835,151
State and Local	121,198	(83,113)	97,063
Foreign	4,581	(17,609)	(3,090)
Subtotal	573,267	(803,891)	929,124
Total Income Taxes	$1,197,523	$125,393	$1,394,882
The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2023	2022	2021
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%
Income not attributable to KKR & Co. Inc. (1)	(8.8)%	(94.1)%	(13.8)%
Foreign Income Taxes	(0.3)%	0.8%	0.3%
State and Local Income Taxes	2.2%	(4.6)%	0.8%
Compensation Charges not attributable to KKR & Co. Inc.	4.9%	31.4%	2.8%
Other	(0.7)%	2.6%	(1.0)%
Effective Income Tax Rate	18.3%	(42.9)%	10.1%
(1)Represents primarily income attributable to (i) noncontrolling interests for all periods. This item also includes investment income of certain entities and net carried interest of certain general partners of KKR investment funds that were not subject to U.S. federal income taxes prior to the conversion of KKR & Co. L.P. to KKR & Co. Inc.

Notes to Financial Statements (Continued)
A summary of the tax effects of the temporary differences is as follows:

Asset Management	December 31, 2023	December 31, 2022
Deferred Tax Assets
Fund Management Fee Credits	$117,958	$185,154
Equity Based Compensation	87,649	70,246
KKR Holdings Unit Exchanges (1)	421,065	445,587
Depreciation and Amortization (2)	172,995	185,865
Operating Lease Liability	83,594	80,323
Other	28,127	29,273
Total Deferred Tax Assets before Valuation Allowance	911,388	996,448
Valuation Allowance	—	—
Total Deferred Tax Assets	911,388	996,448
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses (2)(3)	2,629,572	1,971,093
Indefinite Lived Intangible Asset(4)	494,907	532,274
Operating Lease Right-of-Use Asset	83,594	80,323
Other	24,853	25,729
Total Deferred Tax Liabilities	3,232,926	2,609,419
Total Deferred Taxes, Net	$(2,321,538)	$(1,612,971)
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
(3)This deferred tax item includes a portion of the tax liability KKR recognized as a result of the Reorganization Mergers. See Note 1 "Organization" in our financial statements.
(4)In connection with the acquisition of KJRM in 2022, KKR recognized a deferred tax liability resulting from the difference in the book and tax basis of the indefinite lived intangibles as of the acquisition date.

Insurance	December 31, 2023	December 31, 2022
Deferred Tax Assets
Insurance Reserves	$552,373	$537,234
Insurance Intangibles	358,154	209,922
Net Operating Loss and Capital Loss Carryforwards	828,727	69,566
Insurance Investment Basis Differences, Including Derivatives	587,339	1,620,238
Other	92,343	31,546
Total Deferred Tax Assets before Valuation Allowance	2,418,936	2,468,506
Valuation Allowance	(89,250)	(89,250)
Total Deferred Tax Assets	2,329,686	2,379,256
Deferred Tax Liabilities
Insurance Loss Reserve Adjustment	55,929	83,894
Other	—	23,209
Total Deferred Tax Liabilities	55,929	107,103
Total Deferred Taxes, Net	$2,273,757	$2,272,153
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.

Notes to Financial Statements (Continued)
In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered our ability and intent to hold the underlying securities to recovery. Based on all available evidence, Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. For the year ended December 31, 2023, Global Atlantic maintained $89.3 million of valuation allowance associated with the unrealized tax capital losses in the available for sale securities portfolio. The valuation allowance establishment was allocated to other comprehensive income. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will be realized.
As of December 31, 2023, the Global Atlantic (Fin) Company ("GA FinCo") consolidated group has a U.S. federal net operating loss ("NOL") carryforward of $274 million; $56 million will begin to expire in 2034 and the remainder has an indefinite life. The GA FinCo consolidated group also has capital loss carryforwards of $143 million which will begin to expire in 2027. In addition, Global Atlantic Re had a federal NOL of $3.5 billion, all of which has an indefinite life.
As of December 31, 2023, KKR has accumulated undistributed earnings generated by certain foreign subsidiaries for which we have not recorded any deferred taxes with respect to outside U.S. federal income tax basis difference on these subsidiaries because of our ability and intent to reinvest such earnings indefinitely unless they can be distributed tax free. KKR will continue to evaluate its capital management plans. It is not practicable for us to determine the amount of unrecognized deferred income tax liability due to the complexity associated with the hypothetical calculation.
As a result of the Reorganization Mergers (see Note 1 "Organization" in our financial statements), KKR recorded additional deferred tax liabilities of $1,095 million with a corresponding decrease to Additional Paid-In Capital during the twelve months ended December 31, 2022.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA enacted a new 15% corporate minimum tax ("CAMT") on the "adjusted financial statement income" of certain large corporations, which became effective on January 1, 2023. In addition, the IRA enacted a 1% excise tax on corporate stock repurchases completed after December 31, 2022. While KKR expects to have a corporate alternative minimum tax ("CAMT") liability for the year ending December 31, 2023, there is no material impact to its provision for income taxes given that any current year payments made under CAMT would be permitted to be carried forward and used as credits in future years, resulting in a deferred tax benefit. KKR will continue to review and monitor the issuance of additional guidance from the U.S. Treasury and the IRS.
Tax Contingencies
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2023, tax returns of KKR and its predecessor entities are no longer subject to examinations for years before 2017 for U.S. federal tax returns and 2012 for state and local tax returns under general statute of limitations provisions.
At December 31, 2023, 2022 and 2021, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
Unrecognized Tax Benefits, beginning of period	$41,008	$59,633	$60,712
Gross increases in tax positions in prior periods	—	5,169	—
Gross decreases in tax positions in prior periods	(13,878)	(8,414)	(2,009)
Gross increases in tax positions in current period	935	6,261	2,671
Lapse of statute of limitations	(219)	(551)	(1,741)
Settlements with taxing authorities	(11,370)	(21,090)	—
Unrecognized Tax Benefits, end of period	$16,476	$41,008	$59,633
If the above tax benefits were recognized, the effective income tax rate would be reduced. KKR believes that there could be a decrease to the tax positions up to $0.3 million within 12 months of the reporting date but the impact of such decrease to the effective tax rate would not be significant.

Notes to Financial Statements (Continued)
KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net decrease of accrued penalties of $1.3 million and interest of $6.7 million during 2023 and in total, as of December 31, 2023, recognized a liability for penalties of $2.0 million and interest of $5.1 million. During 2022, penalties of $2.0 million and interest of $2.0 million were accrued and in total, as of December 31, 2022, recognized a liability for penalties of $3.2 million and interest of $11.8 million. During 2021, penalties of $2.6 million and interest of $0.5 million were accrued and in total, as of December 31, 2021, recognized a liability for penalties of $5.2 million and interest of $13.8 million.

Notes to Financial Statements (Continued)
19. EQUITY BASED COMPENSATION

	For the Years Ended December 31,
	2023	2022	2021
KKR Equity Incentive Plan Awards(1)	$518,251	$458,659	$272,994
KKR Holdings Awards (2)	—	119,834	160,722
Total	$518,251	$578,493	$433,716
(1)For the years ended December 31, 2023, 2022 and 2021, KKR recorded equity based compensation related to our insurance business of $15.4 million, $9.0 million, and $11.7 million respectively.
(2)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.

Asset Management
KKR Equity Incentive Plan Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity-based awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of December 31, 2023, 46,426,437 shares may be issued under the 2019 Equity Incentive Plan. Equity awards granted pursuant to the Equity Plans generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions.
Service-Vesting Awards
Under the Equity Incentive Plans, KKR grants restricted stock units and restricted holdings units that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as "Service-Vesting Awards"). In certain cases, these Service-Vesting Awards may have a percentage of the award that vests immediately upon grant, and certain Service-Vesting Awards may have vesting periods longer than five years. Additionally, some but not all Service-Vesting Awards are subject to transfer restrictions and/or minimum retained ownership requirements. Generally, the transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the interests vesting on any vesting date and (ii) two years with respect to the other one-half of the interests vesting on such vesting date. While providing services to KKR, some but not all of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Awards do not participate in dividends until such awards have met their vesting requirements.
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
As of December 31, 2023, there was approximately $933.9 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Service-Vesting Awards granted under the Equity Incentive Plans from January 1, 2023 through December 31, 2023 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	16,170,064	$45.82
Granted	12,932,974	59.12
Vested	(4,955,354)	46.53
Forfeitures	(919,013)	42.11
Balance, December 31, 2023	23,228,671	$53.22
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
The number of Market Condition Awards (other than the Co-CEO awards) that will vest depend upon (i) the market price of KKR common stock reaching certain price targets that range from $45.00 to $140.00 and (ii) the employee being employed by KKR on a certain date, which typically ranges from five to six years from the date of grant (with exceptions for involuntary termination without cause, death and permanent disability). The market price vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. Holders of the Market Condition Awards do not participate in dividends until such awards have met both their service-based and market price based vesting requirements. Additionally, these awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
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
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$29.11	$19.87 - $66.80
Closing KKR share price as of valuation date	$49.96	$37.93 - $82.85
Risk Free Rate	2.11%	0.41% - 4.41%
Volatility	30.05%	28.00% - 38.00%
Dividend Yield	1.29%	0.76% - 1.53%
Expected Cost of Equity	10.75%	9.13% - 11.80%
As of December 31, 2023, there was approximately $650.0 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.6 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition Awards granted under the Equity Incentive Plans from January 1, 2023 through December 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	26,198,531	$25.30
Granted	11,965,272	37.78
Vested	(560,000)	20.21
Forfeitures	(1,106,214)	21.28
Balance, December 31, 2023	36,497,589	$29.59
As of December 31, 2023, 18.4 million of these Market Condition awards have met their market price based vesting condition.
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
As of December 31, 2023, there was approximately $435.1 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from January 1, 2024 to December 31, 2026. As of December 31, 2023, none of these Co-CEO awards have met their market price based vesting condition.

Notes to Financial Statements (Continued)
Insurance
Global Atlantic recognized $77.8 million, $72.0 million and $63.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, of expense related to equity-based compensation and long-term incentive awards.
The income tax benefit recognized by Global Atlantic with respect to the equity-based compensation and long-term incentive plans for the years ended December 31, 2023, 2022 and 2021 was $17.8 million, $11.5 million and $11.0 million, respectively, and was recognized as income tax benefit in the consolidated statements of operations.
No equity-based compensation costs were capitalized during the years ended December 31, 2023, 2022 and 2021.
Equity Classified Awards - KKR Equity Incentive Plan Awards
On February 1, 2021, in connection with the 2021 GA Acquisition, employees of Global Atlantic were awarded restricted stock units under the 2019 Equity Incentive Plan. These awards are subject to service-based vesting conditions, and expense associated with the vesting of these awards is based on the closing price of KKR & Co. Inc. common stock on the date of grant, consistent with other awards granted under the 2019 Equity Incentive Plan as described above.
On July 1, 2021, a grant of a Market Condition Award was made under the 2019 Equity Incentive Plan. This award is subject to meeting certain market price based vesting conditions of KKR common stock but has no service vesting condition. Expense associated with the grant date fair value of this award of $10.5 million was fully recognized in the three months ended September 30, 2021.
Global Atlantic recognized $15.4 million, $9.0 million and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, of total equity-based compensation expense associated with these awards.
Liability Classified Awards - Book Value Awards
On February 1, 2021, Global Atlantic adopted the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") to enhance the ability of Global Atlantic to attract, motivate and retain its employees and to promote the success of the Global Atlantic business.
The GA Book Value Plan authorizes the grant of cash-settled awards ("book value awards," or "BVAs") representing the right to receive one or more payments upon vesting equal to the product of an initial dollar value set by the award multiplied by a pre-determined formula as of each applicable vesting date. The predetermined formula is equal to the quotient determined by dividing the book value of one share of TGAFG on the applicable vesting date by the book value of a share on the original grant date, subject to adjustments. Book value awards generally vest in three equal, annual installments, subject to continued employment.
On February 1, 2021, under the terms of the GA Merger Agreement and in accordance with applicable plan documentation, former Global Atlantic restricted share awards that were unvested immediately prior to the closing of the 2021 GA Acquisition converted into the right to receive a number of book value awards under the GA Book Value Plan having the same value and the same vesting schedule as the former Global Atlantic restricted share awards immediately prior to the closing of the 2021 GA Acquisition.
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
Also in connection with the 2021 GA Acquisition, on February 1, 2021, Global Atlantic employees were issued a one-time grant of book value awards having an aggregate initial value of $23.0 million. These one-time book value awards vest over five (5) years, with the first 25% vesting on April 1, 2023 and the remainder vesting 25% annually on April 1 each subsequent year until fully vested, subject to continued employment. Global Atlantic is recording compensation expense over the vesting schedule of the awards, net of an estimated forfeiture rate of 4%.
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
The table below presents the activity related to book value awards for the year ended December 31, 2023:

Year Ended
December 31, 2023
Outstanding amount as of beginning of period	$138,595
Granted	35,766
Forfeited	(3,486)
Impact of change in book value on outstanding awards	4,971
Vested and cash-settled	(64,253)
Outstanding amount as of end of period	$111,593
Global Atlantic recognized $62.3 million, $63.0 million and $52.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, of compensation expense associated with these awards. As of December 31, 2023, the remaining unamortized compensation expenses of $72.1 million are expected to be recognized over a remaining average period of 1.98 years.
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
On June 24, 2021, Global Atlantic granted approximately 808 incentive units under the GA Equity Incentive Plan. The book value component of the incentive units vests 20% per year on the anniversary of the 2021 GA Acquisition Date, as long as the grantee remains then employed, and will be settled in cash. The market value and AUM components of the incentive units cliff vest upon the earlier to occur of (i) the fifth anniversary of the 2021 GA Acquisition Date, or (ii) a change of control, and will be settled in a variable number of TGAFG’s non-voting common shares. TGAFG shares issued under the AUM component of the Plan are exchangeable for shares of KKR. Except in the event of termination due to death or disability, generally, unvested market value and AUM amounts are forfeited upon a termination of employment.
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

Notes to Financial Statements (Continued)
During the year ended December 31, 2023, 273 incentive units were granted to employees and 118 incentive units were forfeited. As of December 31, 2023 and 2022, there were approximately 1,000 and 845 incentive units outstanding under the Plan, respectively.
Global Atlantic recorded compensation expense of $37.6 million, $89.1 million and $43.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, for the GA Units granted under the GA Equity Incentive Plan, with a corresponding offset to other liabilities. As of December 31, 2023, there was approximately $48.6 million of unrecognized expense related to the GA Units granted under the GA Equity Incentive Plan with a weighted average service period remaining of 2.09 years.

Notes to Financial Statements (Continued)
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2023	December 31, 2022
Amounts due from unconsolidated investment funds	$1,229,308	$1,401,766
Amounts due from portfolio companies	217,544	261,537
Due from Affiliates	$1,446,852	$1,663,303
Due to Affiliates consists of:

	December 31, 2023	December 31, 2022
Amounts due to current and former employees under the tax receivable agreement (1)	$406,730	$420,599
Amounts due to unconsolidated investment funds	131,369	45,458
Due to Affiliates	$538,099	$466,057
(1)See Note 1 "Organization" in our financial statements.

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
Prior to the Reorganization Mergers, KKR was required to acquire KKR Group Partnership Units from time to time pursuant to the exchange agreement with KKR Holdings. The KKR Group Partnership made an election under Section 754 of the Code that was effective for each taxable year in which an exchange of KKR Group Partnership Units for shares of common stock occurred, which may have resulted in an increase in KKR's tax basis of the assets of KKR Group Partnership at the time of an exchange of KKR Group Partnership Units. Certain of these exchanges were expected to result in an increase in KKR's share of the tax basis of the tangible and intangible assets of the KKR Group Partnership, primarily attributable to a portion of the goodwill inherent in KKR's business that would not otherwise have been available. This increase in tax basis may have increased depreciation and amortization deductions for tax purposes and therefore reduced the amount of income tax KKR otherwise would be required to pay. This increase in tax basis may have also decreased gain (or increased loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
For the years ended December 31, 2023, 2022 and 2021, cash payments that have been made under the tax receivable agreement were $16.3 million, $10.3 million, and $7.2 million, respectively. KKR expects to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2023, $13.5 million of cumulative income tax savings have been realized.
Discretionary Investments
Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its hedge fund partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $629.0 million, $714.8 million, and $685.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Aircraft and Other Services
Certain of our senior employees own aircraft that are used for KKR's business in the ordinary course of its operations. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $3.4 million, $2.9 million, and $1.7 million for the use of these aircraft for the years ended December 31, 2023, 2022 and 2021, respectively, of which substantially all was paid to entities controlled by Messrs. Kravis and Roberts, and of which substantially all was borne by KKR rather than its investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).
Facilities
Messrs. Kravis and Roberts, including their estate planning trusts, whose beneficiaries include their children, and certain other senior employees who are not executive officers of KKR, are minority limited partners in a real estate partnership that owns KKR's Menlo Park location. Payments made to this partnership were $9.5 million, $8.8 million, and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. In November 2022, this lease was renewed for another 15-year term.

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

Notes to Financial Statements (Continued)
Modification of Segment Information
In connection with the adoption of LDTI (see Note 2 in our financial statements), KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. As a result, KKR has modified the presentation of its segment financial information effective as of and for the year ended December 31, 2023 with retrospective application to all prior periods presented. The most significant changes are as follows:
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

Notes to Financial Statements (Continued)
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	For the Years Ended December 31,
	2023	2022	2021
Asset Management
Management Fees (1)	$3,030,325	$2,656,487	$2,071,440
Transaction and Monitoring Fees, Net	720,654	775,933	1,004,241
Fee Related Performance Revenues	94,427	90,665	45,852
Fee Related Compensation	(865,336)	(769,735)	(702,387)
Other Operating Expenses	(596,284)	(585,999)	(449,155)
Fee Related Earnings	2,383,786	2,167,351	1,969,991
Realized Performance Income	1,065,389	2,176,658	2,141,596
Realized Performance Income Compensation	(666,440)	(1,333,526)	(1,239,177)
Realized Investment Income (2)	690,727	1,134,419	1,613,244
Realized Investment Income Compensation	(103,590)	(159,003)	(241,994)
Asset Management Segment Operating Earnings	$3,369,872	$3,985,899	$4,243,660

Insurance
Net Investment Income (1) (2)	$5,377,817	$4,112,244	$3,329,570
Net Cost of Insurance	(3,283,009)	(2,295,133)	(1,564,264)
General, Administrative and Other	(805,109)	(638,274)	(500,410)
Pre-tax Operating Earnings	1,289,699	1,178,837	1,264,896
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	(473,062)	(454,075)	(489,456)
Insurance Segment Operating Earnings	$816,637	$724,762	$775,440

Total Segment Operating Earnings	$4,186,509	$4,710,661	$5,019,100

(1) Includes intersegment management fees of $445.9 million, $301.3 million, and $158.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Includes intersegment interest expense and income of $186.4 million, $145.3 million, and $31.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

	As of December 31,
	2023	2022
Segment Assets:
Asset Management	$33,721,279	$30,373,666
Insurance	207,160,065	171,711,966
Total Segment Assets	$240,881,344	$202,085,632

	For the Years Ended December 31,
Noncash expenses excluded from Segment Operating Earnings	2023	2022	2021
Equity Based Compensation and Other
Asset Management	$502,816	$449,685	$261,330
Insurance (1)	113,043	152,083	95,344
Total Non-cash expenses	$615,859	$601,768	$356,674
(1)Amounts include the portion allocable to noncontrolling interests.

Notes to Financial Statements (Continued)
Reconciliations of Total Segment Amounts
The following tables reconcile the Segment Revenues, Segment Operating Earnings, and Segment Assets to their equivalent GAAP measure:

	For the Years Ended December 31,
	2023	2022	2021

Total GAAP Revenues	$14,499,312	$5,704,180	$16,226,040
Impact of Consolidation and Other	861,928	841,711	808,174
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(2,843,437)	2,500,509	(6,842,414)
Realized Carried Interest	1,005,759	1,993,860	1,752,130
Realized Investment Income	690,727	1,134,419	1,613,244
Capstone Fees	(100,314)	(86,665)	(91,407)
Expense Reimbursements	(75,687)	(102,927)	(178,572)
Insurance Adjustments:
Net Premiums	(1,975,675)	(1,182,461)	(2,226,078)
Policy Fees	(1,260,249)	(1,261,721)	(1,137,805)
Other Income	(176,442)	(139,124)	(120,213)
(Gains) Losses from Investments(1)	700,380	472,053	544,357
Non-operating Changes in Policy Liabilities and Derivatives	(346,963)	1,072,572	(141,513)
Total Segment Revenues (2)	$10,979,339	$10,946,406	$10,205,943
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, and (vi) Net Investment Income.

	For the Years Ended December 31,
	2023	2022	2021

Income (Loss) Before Tax (GAAP)	$6,554,609	$(292,221)	$13,846,599
Impact of Consolidation and Other	(1,543,641)	(371,227)	(5,041,282)
Interest Expense	357,084	315,189	250,183
Equity-based compensation - KKR Holdings(1)	—	119,834	161,283
Asset Management Adjustments:
Unrealized (Gains) Losses	(1,534,934)	2,002,082	(2,590,280)
Unrealized Carried Interest	(1,656,974)	4,231,359	(4,043,135)
Unrealized Carried Interest Compensation (Carry Pool)	792,758	(1,753,396)	1,751,912
Strategic Corporate Related Charges(2)	31,805	94,629	25,153
Equity-based compensation	230,858	210,756	183,100
Equity-based compensation - Performance based	271,958	238,929	78,230
Insurance Adjustments:(3)
(Gains) Losses from Investments(3)(4)	363,956	379,647	352,819
Non-operating Changes in Policy Liabilities and Derivatives(3)	228,929	(584,495)	(39,858)
Strategic Corporate Related Charges(3)	7,347	15,215	15,808
Equity-based and Other Compensation(3)	71,579	93,508	58,622
Amortization of Acquired Intangibles(3)	11,175	10,852	9,946
Total Segment Operating Earnings	$4,186,509	$4,710,661	$5,019,100
(1)Represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)For the year ended December 31, 2022, strategic corporate related charges include a $40.7 million realized loss from foreign exchange derivatives that were entered into in connection with the acquisition of KJRM and that were settled upon closing in the second quarter of 2022.
(3)Amounts represent the portion allocable to KKR & Co. Inc.
(4)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

Notes to Financial Statements (Continued)

	As of
	December 31, 2023	December 31, 2022
Total GAAP Assets	$317,294,194	$275,346,636
Impact of Consolidation and Reclassifications	(73,748,156)	(71,388,436)
Carry Pool Reclassifications	(2,664,694)	(1,872,568)
Total Segment Assets	$240,881,344	$202,085,632
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
On September 15, 2023, the mandatory conversion date, each share of Series C Mandatory Convertible Preferred Stock then outstanding automatically converted into 1.1700 shares of KKR & Co. Inc.'s common stock, in each case, subject to the receipt of cash in lieu of fractional shares. The number of shares of common stock issuable upon conversion was determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to September 15, 2023. Upon conversion of the Series C Mandatory Convertible Preferred Stock, no outstanding shares of Series C Mandatory Convertible Preferred Stock remained issued or outstanding. Holders of record at the close of business on September 1, 2023 separately received a final quarterly cash dividend of $0.75 per share of the Series C Mandatory Convertible Preferred Stock, payable on the conversion date.
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

Notes to Financial Statements (Continued)
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of February 6, 2024, there was approximately $194 million remaining under the program.
The following table presents KKR & Co. Inc. common stock that has been repurchased or equity awards retired under the repurchase program:

	For the Years Ended December 31,
	2023	2022	2021
Shares of common stock repurchased	5,395,162	5,191,174	4,462,533
Equity awards for common stock retired	764,999	1,308,501	3,350,874

Change in KKR & Co. Inc.'s Ownership Interest
Vesting of restricted holdings units results in a change in ownership in KKR Group Partnership L.P., while KKR retains a controlling interest, and is accounted for as an equity transaction between the controlling and noncontrolling interests. The impact of the vesting of restricted holdings units are included within "Change in KKR & Co. Inc.'s Ownership Interest." Additionally, in December 2023, Global Atlantic completed a $400 million equity raise. The impact of (i) the vesting of restricted holdings units and (ii) the change in ownership in Global Atlantic after the equity raise are included within "Change in KKR & Co. Inc.'s Ownership Interest."
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

Notes to Financial Statements (Continued)
The following table presents the calculation of total noncontrolling interests:

	For the Years Ended December 31,
	2023	2022	2021
Beginning of Period (as previously reported for the prior period)	$35,778,000	$40,474,565	$27,083,098
Adoption of New Accounting Standard (See Note 2)	632,858	104,961	—
Balance at the beginning of the period (as revised for the prior period)	36,410,858	40,579,526	27,083,098
Net Income (Loss) Attributable to Noncontrolling Interests	1,630,230	101,258	7,715,251
Other Comprehensive Income (Loss), net of tax	588,415	(3,919,807)	(228,276)
Change in KKR & Co. Inc.'s Ownership Interest	(156,867)	(170,436)	—
Equity Based Compensation (Non Cash Contribution)	323,577	364,225	266,121
Capital Contributions	12,871,585	13,706,821	14,692,817
Capital Distributions	(8,301,516)	(7,039,914)	(7,484,620)
Exchange of KKR Holdings units to Common Stock	—	(12,865)	(522,474)
Holdings Merger (1)	—	(7,197,950)	—
Impact of Acquisition (2)	—	—	190,405
Changes in Consolidation (3)	(8,461,491)	—	(1,132,796)
Balance at the end of the period	$34,904,791	$36,410,858	$40,579,526
(1)Refer to Note 1 "Organization" for further information on the Reorganization Mergers that closed on May 31, 2022, pursuant to which KKR acquired KKR Holdings and all of the KKR Group Partnership Units held by it, and all outstanding KKR Holdings Units were exchanged for KKR & Co. Inc. common stock.
(2)Represents other noncontrolling interests at the 2021 GA Acquisition Date.
(3)In certain instances, KKR's economic interests became insignificant and certain investment vehicles are no longer consolidated as a result of additional amounts subscribed for by third party investors.

Notes to Financial Statements (Continued)
23. REDEEMABLE NONCONTROLLING INTERESTS
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
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $47.8 million and $82.7 million as of December 31, 2023 and 2022, respectively, as determined by the hypothetical liquidation at book value ("HLBV") method. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of December 31, 2023 and 2022, the estimated redemption value that would be due at the respective redemption dates is $3.2 million and $5.3 million, respectively.
The following table presents the calculation of Redeemable Noncontrolling Interests:

	For the Years Ended December 31,
	2023	2022	2021
Balance at the beginning of the period	$152,065	$82,491	$—
Impact of Acquisition	—	—	91,845
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(5,405)	2,792	4,060
Capital Contributions	499,433	69,322	—
Capital Distributions	(2,845)	(2,540)	(13,414)
Changes in Consolidation	(27,821)	—	—
Balance at the end of the period	$615,427	$152,065	$82,491

Notes to Financial Statements (Continued)
24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of December 31, 2023, KKR had unfunded commitments consisting of $7.7 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $86.1 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of December 31, 2023, these commitments amounted to $280.8 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of December 31, 2023 have been reduced to reflect the amount to be funded by such third parties. As of December 31, 2023, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $4.2 billion as of December 31, 2023. These commitments include those related to mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $49.4 million for current expected credit losses as of December 31, 2023.
In addition, Global Atlantic has entered into certain forward flow agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
As of December 31, 2023, purchase commitments under agreements with third-party administrators and other service providers were as follows:

2024	$36,181
2025	31,937
2026	22,721
2027	13,355
2028	12,072
Thereafter	67,444
Total	$183,710

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
As of December 31, 2023, the approximate aggregate future lease payments required on the asset management operating leases are as follows:

2024	$55,985
2025	54,573
2026	45,193
2027	32,252
2028	28,295
Thereafter	203,335
Total lease payments required (1)	419,633
Less: Imputed Interest	58,781
Total operating lease liabilities	$360,852

(1) Lease payments required exclude approximately $456 million for leases signed, but not yet commenced. These leases related to corporate offices and will commence in 2024 with lease terms of 15 years.

Global Atlantic also enters into land leases for its consolidated investments in renewable energy.
As of December 31, 2023, the approximate aggregate future lease payments required on the Global Atlantic operating leases are as follows:

2024	$19,233
2025	17,651
2026	15,987
2027	16,088
2028	13,146
Thereafter	296,028
Total lease payments required	378,133
Less: Imputed Interest	184,567
Total operating lease liabilities	$193,566

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

Notes to Financial Statements (Continued)
As of December 31, 2023, approximately $546 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2023 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $222 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of December 31, 2023, Associates Holdings had access to cash reserves sufficient to reimburse the full $222 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $3.5 billion, and KKR would be entitled to seek reimbursement of approximately $1.5 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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

Notes to Financial Statements (Continued)
Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of December 31, 2023, the present value of the remaining amount to be paid is $62.5 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
In lieu of funding certain investments in loan facilities to third party borrowers in cash, Global Atlantic has arranged or participated in letters of credit issued by third-party banks on behalf of the borrowers in the amount of $14.7 million, as of December 31, 2023, with expiration dates between May 2024 and November 2024. Global Atlantic has available lines of credit that would allow for additional letters of credit to be issued on behalf of certain borrowers, up to $160.3 million, as of December 31, 2023. For accounting purposes, these letters of credit are considered guarantees of certain obligations of the borrowers. If a letter of credit were to be drawn, Global Atlantic would be obligated to repay the issuing third-party bank, and Global Atlantic would recognize a loan receivable from the borrowers on the consolidated statements of financial condition. Global Atlantic monitors the likelihood of these letters of credit being drawn, and any related contingent obligation. As of both December 31, 2023 and 2022, the expected credit loss on the contingent liability associated with these letters of credit was not material.
Unless otherwise stated above, KKR's maximum exposure under the arrangements described under this section “—Indemnifications and Other Guarantees” are currently unknown as there are no stated or notional amounts included in these arrangements and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
Legal Proceedings
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, requests for information, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's asset management and insurance businesses are also subject to extensive regulation, which may result in regulatory or other legal proceedings against them. Moreover, in the ordinary course of business, KKR is and can be both the defendant and the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds and Global Atlantic's insurance companies.
Kentucky Matter
In December 2017, KKR & Co. L.P. (which is now KKR Group Co. Inc.) and its then Co-Chief Executive Officers, Henry Kravis and George Roberts, were named as defendants in a lawsuit filed in Kentucky state court (the “2017 Action”) alleging, among other things, the violation of fiduciary and other duties in connection with certain separately managed accounts that Prisma Capital Partners LP, a former subsidiary of KKR, manages for the Kentucky Retirement Systems. Also named as defendants in the lawsuit are certain current and former trustees and officers of the Kentucky Retirement Systems, Prisma Capital Partners LP, and various other service providers to the Kentucky Retirement Systems and their related persons. The 2017 Action was dismissed at the direction of the Supreme Court of Kentucky for lack of Kentucky constitutional standing. This dismissal became final on February 16, 2024.
On July 21, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky, filed a new lawsuit in the same Kentucky state court (the “2020 AG Action”) making essentially the same allegations as those raised in the 2017 Action, including against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and Roberts. On September 14, 2023, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants moved to dismiss the 2020 AG Action. Oral arguments on the motion to dismiss the 2020 AG Action are scheduled for February 29, 2024.
In January 2021, some of the attorneys for the plaintiffs in the 2017 Action filed a new lawsuit on behalf of a new set of plaintiffs, who claim to be “Tier 3” members of Kentucky Retirement Systems (the “Tier 3 Plaintiffs”), alleging substantially the same allegations as in the 2017 Action. On July 9, 2021, the Tier 3 Plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the 2020 AG Action. On August 20, 2021, the Tier 3 Plaintiffs and other individual plaintiffs filed a second complaint in Kentucky state court (the “Second Tier 3 Action”), purportedly on behalf of Kentucky Retirement Systems’ funds, alleging the same claims against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and Roberts as in the July 9th

Notes to Financial Statements (Continued)
amended complaint but without the RICO or class action allegations. KKR and the other defendants have moved to dismiss the Second Tier 3 Action. On October 26, 2023, the trial court heard oral arguments on these motions to dismiss.
On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Prisma Capital Partners LP, the Kentucky state court concluded that it has personal jurisdiction over KKR & Co. Inc. in that action, and that the indemnification provisions violated the Kentucky Constitution and were therefore unenforceable. On December 1, 2023, the Kentucky Court of Appeals reversed the trial court’s summary judgment on the issue of personal jurisdiction over KKR & Co. Inc., but affirmed the trial court’s rulings that the indemnification provisions violated the Kentucky Constitution and were unenforceable. On February 5, 2024, the Kentucky Court of Appeals denied the petitions of KKR & Co. Inc. and others for rehearing. The deadline to file a motion with the Supreme Court of Kentucky for discretionary review of the Court of Appeals’ December 1, 2023 decision is March 6, 2024.
KKR intends to continue to vigorously defend against these claims against KKR and Messrs. Kravis and Roberts.
Regulatory Matters
KKR currently is, and expects to continue to become from time to time, subject to various examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings, or the imposition of fines, penalties, or other remedies, against KKR and its personnel. KKR is subject to periodic examinations of its regulated businesses by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the Securities and Exchange Commission ("SEC"), Financial Industry Regulatory Authority ("FINRA"), the U.K. Financial Conduct Authority, Central Bank of Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority. KKR may also become subject to inquiries or investigations (through a request for information, civil investigative demand, subpoena or otherwise) by any of the foregoing governmental and regulatory agencies as well as by any other U.S. or non-U.S. governmental or regulatory agency, including but not limited to the SEC, U.S. Department of Justice ("DOJ"), U.S. state attorney generals, and similar non-U.S. governmental or regulatory agencies. KKR is currently subject to investigations by the Antitrust Division of the DOJ related to antitrust matters, including civil investigative demands and a grand jury subpoena seeking information with respect to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart-Scott-Rodino Act of 1976 for certain transactions in 2021 and 2022. In addition, KKR is currently subject to an investigation by the Antitrust Division of the DOJ related to the restrictions on interlocking directorates under Section 8 of the Clayton Act. KKR is also currently subject to investigations by the SEC related to business-related electronic communications, including with respect to the preservation of text messages and similar communications on electronic messaging applications under the Investment Advisers Act of 1940. KKR is currently cooperating with each of these named investigations.

Loss Contingencies
KKR establishes an accrued liability for legal or regulatory proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. KKR includes in its financial statements the amount of any reserve for regulatory, litigation and related matters that Global Atlantic includes in its financial statements. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters also have the possibility of resulting in losses in excess of any amounts accrued. To the extent KKR can in any particular period estimate an aggregate range of reasonably possible losses, these decisions involve significant judgment given that it is inherently difficult to determine whether any loss for a matter is probable or even possible or to estimate the amount of any loss in many legal, governmental and regulatory matters.
Estimating an accrued liability or a reasonably possible loss involves significant judgment due to many uncertainties, including among others: (i) the proceeding may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved; (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties; or (vii) the proceeding relates to a regulatory examination, inquiry, or investigation. It is not possible to predict the ultimate outcome of all pending litigations, arbitrations, claims, and governmental or regulatory examinations, inquiries, investigations and proceedings, and some of the matters discussed above seek or may seek potentially large or indeterminate relief. Consequently, management is unable as of the date of filing of this report to estimate an amount or range of reasonably possible losses related to matters pending against KKR. In addition, any amounts accrued as loss contingencies or disclosed as reasonably possible losses may be, in part or in whole, subject to insurance or other payments such as contributions and indemnity, which may reduce any ultimate loss.

Notes to Financial Statements (Continued)
As of the date of filing this report, management does not believe, based on currently available information, that the outcomes of the matters pending against KKR will have a material adverse effect upon its financial statements. However, given the potentially large and/or indeterminate relief sought or that may be sought in certain of these matters and the inherent unpredictability of litigations, arbitrations, claims, and governmental or regulatory examinations, inquiries, investigations and proceedings, it is possible that an adverse outcome in certain matters could have a material adverse effect on KKR's financial results in any future period. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $20.3 million, $20.1 million and $16.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both December 31, 2023 and 2022, the total capacity of the financing arrangements with third parties was $2.3 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both December 31, 2023 and 2022.

Notes to Financial Statements (Continued)
25. CAPITAL & REGULATORY REQUIREMENTS
Insurance subsidiary capital requirements
All of our Global Atlantic insurance companies are subject to minimum capital and surplus requirements. Insurance companies typically operate in excess of such requirements. Failure to maintain such minimum capital will result in regulatory actions, including in certain circumstances regulatory takeover of the insurance company.
In the United States, our Global Atlantic's insurance companies are subject to risk based capital ("RBC") standards and other minimum capital and surplus requirements imposed by state laws. The RBC formula is intended to measure the adequacy of the insurance company’s statutory surplus in relation to the risks inherent in its business. The RBC formula requires higher surplus in relation to items deemed to have higher risk. Regulatory action is triggered beginning at 200% RBC and below.
Our Global Atlantic Bermuda insurance companies are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. The BMA expects that insurers operate at or above a BSCR ratio of at least 120%.
Each of our Global Atlantic insurance companies exceeded the minimum requirements that would trigger regulatory action for all periods presented in this report.
Insurance subsidiary dividend restrictions
Payments of dividends by our U.S. and Bermuda-domiciled insurance companies are restricted by insurance statutes and regulations. Our ability to pay dividends out of our U.S.-domiciled insurance companies is limited to the dividend paying capacity of Global Atlantic's indirect insurance subsidiary, Commonwealth Annuity and Life Insurance Company (“Commonwealth”). Commonwealth has negative unassigned surplus and while it remains so, Commonwealth must obtain written approval from the Massachusetts Division of Insurance prior to the payment of any dividend or distribution. Without prior regulatory approval, and subject to maintaining certain solvency requirements, our U.S. and Bermuda insurance subsidiaries, may declare ordinary dividends or distributions to their holding companies during 2024, as follows:

Ordinary dividend and distribution capacity
($ in thousands)
U.S. domiciled
Commonwealth Annuity and Life Insurance Company	None

Bermuda domiciled
Global Atlantic Re Limited(1)	$1,896,922
Global Atlantic Assurance Limited	266,904
Shareholders’ equity of our principal U.S.-domiciled insurance subsidiary, Commonwealth Annuity and Life Insurance Company, determined pursuant to statutory accounting rules was approximately $4.3 billion and $4.2 billion as of December 31, 2023 and 2022, respectively. Statutory surplus computed under those methodologies differ from equity reported in accordance with U.S. GAAP primarily because fixed maturity securities are required to be carried at cost or amortized cost, embedded derivatives on funds withheld reinsurance balances are not recognized, policy acquisition costs are expensed when incurred and asset valuation and interest maintenance reserves are required to be held. Life insurance reserves are calculated based upon different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.
Combined shareholders’ equity of our Bermuda-domiciled insurance subsidiaries determined pursuant to statutory accounting rules was approximately $3.4 billion and $2.2 billion as of December 31, 2023 and 2022, respectively. Bermuda reinsurers file statutory financial statements with the Bermuda Monetary Authority (the "BMA") that may differ from U.S. GAAP. For example, Bermuda statutory surplus differs from U.S. GAAP primarily due to a modification that permits our Bermuda insurance subsidiaries to not measure the embedded derivative included within certain funds withheld coinsurance agreements at fair value.

Notes to Financial Statements (Continued)
26. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.165 per share of common stock of KKR & Co. Inc. has been declared and was announced on February 6, 2024. This dividend will be paid on March 1, 2024 to common stockholders of record as of the close of business on February 16, 2024. Additionally, beginning with the dividend to be announced with the results of the quarter ending March 31, 2024, KKR intends to increase its regular annualized dividend per share of common stock from $0.66 to $0.70.
Acquisition of the Remaining Interests of Global Atlantic
On January 2, 2024, KKR acquired all of the remaining minority equity interests of Global Atlantic that KKR did not already own. At the closing of the transaction (the “Closing”), Global Atlantic became a wholly-owned subsidiary of KKR. The total cash purchase price for the minority equity interests of Global Atlantic that KKR did not already own was approximately $2.6 billion, which is subject to certain post-Closing purchase price adjustments. Additionally, in connection with the Closing, certain Global Atlantic employees rolled over a majority of their equity interests in Global Atlantic and received restricted holdings units issued by KKR Holdings III, which are subject to certain post-Closing purchase price adjustments. The outstanding debt securities of Global Atlantic remain solely outstanding obligations of Global Atlantic and were not assumed or guaranteed by other parts of KKR.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our Board of Directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	80	Co-Executive Chairman and Director
George R. Roberts	80	Co-Executive Chairman and Director
Joseph Y. Bae	52	Co-Chief Executive Officer and Director
Scott C. Nuttall	51	Co-Chief Executive Officer and Director
Adriane M. Brown	65	Director
Matthew R. Cohler	46	Director
Mary N. Dillon	62	Director
Arturo Gutiérrez Hernández	57	Director
Xavier B. Niel	56	Director
Kimberly A. Ross	58	Director
Patricia F. Russo	71	Director
Robert W. Scully	74	Director
Evan T. Spiegel	33	Director
Robert H. Lewin	44	Chief Financial Officer
Dane E. Holmes	53	Chief Administrative Officer
Ryan D. Stork	52	Chief Operating Officer
Kathryn K. Sudol	49	Chief Legal Officer and General Counsel
Henry R. Kravis co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was our Co-Chief Executive Officer until October 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of Axel Springer, ICONIQ Capital, LLC and Catalio Capital Management, LP. He also serves as a director, chairman emeritus, trustee or executive committee member of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont McKenna College, Columbia Business School (former co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (former vice chairman), and Sponsors for Educational Opportunity (chairman). He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of Directors. Mr. Kravis and Mr. Roberts are first cousins.
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
Matthew R. Cohler has been a member of our Board of Directors since December 2021. Mr. Cohler is a former General Partner at the venture capital firm Benchmark, where for over a decade he led early-stage investments in Internet and software startup businesses. He currently serves as a director and nominating and governance committee member at Asana, as a director and audit committee member at 1stDibs and as a director at several privately held companies. Previously he served as a director, audit committee member and nominating and governance committee member at Domo, as a director and audit committee member at Uber and as a director at privately held companies including Duo Security, Instagram and Tinder. Prior to Benchmark, Mr. Cohler was Vice President at Facebook, where he was the company’s seventh employee, and Vice President at LinkedIn, where he was part of the company’s founding team. He serves on the board of trustees at Environmental Defense Fund (Vice Chair), on the board of governors at the San Francisco Symphony (Vice President) and on the investment committee at the Chan Zuckerberg Initiative and at the Yale Investments Office. He holds a B.A. from Yale University, cum laude and with distinction in the study of music. Mr. Cohler’s knowledge and experience as a venture capitalist and director of multiple leading companies in the technology industry bring to our Board of Directors important insight and perspectives to our business and future development.
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
Arturo Gutiérrez Hernández has been a member of our Board of Directors since March 2021. Mr. Gutiérrez has served as the Chief Executive Officer of Arca Continental, one of the largest Coca-Cola bottlers in the world, since January 2019. Mr. Gutiérrez held several executive positions in the company from 2001 to 2018, including Deputy Chief Executive Officer, Chief Operating Officer, Head of the Mexico Beverages Division, Executive Vice President of Human Resources, Director of Corporate Planning and General Counsel. He serves on several boards of industry-related companies, including Piasa, and he holds positions on several international and national industry councils. He also serves on the Nuevo Leon Transformation Industry Chamber and the Coca-Cola Mexico Foundation. Mr. Gutiérrez earned a law degree from Escuela Libre de Derecho, in Mexico City, and an L.L.M. from Harvard University, as a Fulbright Scholar. Mr. Gutiérrez provides our Board of Directors with valuable knowledge, perspectives and insights from his leadership of a large multinational business based in Latin America and from his broad experience in various aspects of the consumer staples, including operational, financial, business development and legal areas.
Xavier B. Niel has been a member of our Board of Directors since March 2018. Mr. Niel is the Founder and Chairman of the board of Iliad SA, a French telecommunications company that owns the internet provider Free and the low-cost mobile operator Free Mobile. Mr. Niel also owns majority stakes in telecom operators in various countries. He has been involved in the data communications, internet and telecommunications industry since the late 1980s. In 2010, Mr. Niel founded Kima Ventures SAS, which is an active early-stage investor. In 2013, he created 42, a school that trains computer specialists in France, and in 2017, he opened Station-F, a startup campus located in Paris. Mr. Niel brings significant value to our Board of Directors due to his extensive experience as an entrepreneur who founded multiple companies, in addition to his leadership and technology experience.
Kimberly A. Ross has been a member of the Board of Directors since September 2023. Ms. Ross is a member of the board of directors of Nestlé S.A., Northrop Grumman Corporation, and The Cigna Group. Ms. Ross served as Chief Financial Officer of WeWork Inc. from March 2020 through October 2020. Ms. Ross served as Senior Vice President and Chief Financial Officer of Baker Hughes Company, an energy technology company, from September 2014 to July 2017. Before joining Baker Hughes, Ms. Ross served as Executive Vice President and Chief Financial Officer of Avon Products, Inc., a global manufacturer and marketer of beauty and related products, from November 2011 until October 2014. Prior to joining Avon, Ms. Ross served as the Executive Vice President and Chief Financial Officer of Royal Ahold N.V., a food retail company, from 2007 to 2011 and held a variety of senior management positions during her tenure there, which began in 2001. Ms. Ross has significant international business experience through her service as an executive of large public companies with international operations. Ms. Ross also provides our Board of Directors with valuable knowledge and experience in corporate finance, financial planning and analysis, strategy, mergers and acquisitions, corporate restructuring, financial reporting, and internal audit as well as IT operations oversight.

Patricia F. Russo has been a member of our Board of Directors since April 2011. Ms. Russo served as Chief Executive Officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as Chairman of Lucent Technologies, Inc. from 2003 to 2006, and as President and Chief Executive Officer from 2002 to 2006. Before rejoining Lucent in 2002, Ms. Russo was President and Chief Operating Officer of Eastman Kodak Company from March 2001 to December 2001. She has served as the Chairman of Hewlett Packard Enterprise Company since 2015, as a director of Merck & Co., Inc. since 2009 and as a director of General Motors Company since 2009, including as lead independent director from March 2010 to January 2014 and again since June 2021. Prior to its merger with Merck in 2009, Ms. Russo served as a director of Schering-Plough since 1995, and she served as a director of Hewlett Packard Company from 2011 to November 2015. From November 2016 to May 2018, Ms. Russo also served on the board of Arconic Inc., which separated from Alcoa Inc., where Ms. Russo served as a director from 2008 to November 2016. She graduated from Georgetown University with a bachelor’s degree in political science and history, and obtained an Advanced Management Degree from Harvard Business School’s Advanced Management Program. Ms. Russo's management and leadership experience as chief executive officer of complex global companies as well as her experience with corporate strategy, mergers and acquisitions, and sales and marketing brings to our Board of Directors important expertise to the oversight and development of our business. Ms. Russo also brings extensive experience in corporate governance as a member of boards and board committees of other public companies.

Robert W. Scully has been a member of our Board of Directors since July 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been Co-President of the firm, Chairman of global capital markets and Vice Chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a Managing Director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016. Previously, he was a director of UBS Group AG from May 2016 to April 2020, a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully serves on the board of Teach For All, a global non-profit organization dedicated to developing collective leadership in education and is a member of the Nassau Hall Society at Princeton University. Mr. Scully previously was Chair or Co-Chair of Teach for America, NY for more than a dozen years and served on the Board of Dean’s Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings to our Board of Directors important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit and financial reporting.
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
Dane E. Holmes joined KKR as Chief Administrative Officer in 2023. Prior to becoming the Chief Administrative Officer, Mr. Holmes was a member of our Board of Directors from March 2021 to December 2023. Mr. Holmes was previously the Chairman and Chief Executive Officer of Eskalera, Inc., from 2020 to 2023, an enterprise software company he co-founded. Prior to Eskalera, Mr. Holmes was the Global Head of Human Capital Management at Goldman Sachs from 2017 to 2019 and served as a member of the firm’s management committee. He held many positions at Goldman Sachs from 2001 to 2017, including global head of investor relations, and Mr. Holmes served on a variety of committees, including its risk committee, client and business standards committee, and global diversity committee. Mr. Holmes serves on several non-profit boards and is currently the chair of Storycorps and the former chair and current board member of The Ron Brown Scholar Program. Mr. Holmes earned a B.A. from Columbia University.
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
Kathryn K. Sudol joined KKR in 2022 and is our Chief Legal Officer and General Counsel. Prior to her current position, she served as KKR's General Counsel from September 2022 through March 2023 and its Secretary from September 2022 through June 2023. Prior to joining KKR, Ms. Sudol was a partner with Simpson Thacher & Bartlett LLP for 24 years where she held numerous leadership roles, including as Global Co-Head of Mergers & Acquisitions, a long-time member of the firm’s Executive Committee and head of the firm’s M&A practice in Asia from 2010 through 2018. Ms. Sudol currently serves as a member of the Board of Trustees of New York University School of Law. She earned a B.S., with honors, from Northwestern University and a J.D. from New York University School of Law.

Independence and Composition of the Board of Directors
Our Board of Directors consists of thirteen directors, nine of whom, Messrs. Cohler, Gutiérrez, Niel, Scully and Spiegel and Mses. Brown, Dillon, Ross and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Because the Series I preferred stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Organizational Structure—As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the NYSE and are not required to comply with certain provisions of U.S. securities laws." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. In connection with the Reorganization Agreement, at a future date not to be later than December 2026 and subject to the satisfaction of certain conditions, we expect to no longer be a "controlled company," and thereafter we expect to comply with all of the then existing NYSE rules regarding corporate governance. For more information, see also "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
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
We seek to enhance the diversity of our Board of Directors to encompass a broad range of expertise, experience and backgrounds. We believe that a diverse board of directors can strengthen the board’s effectiveness in fulfilling its oversight role. Among our thirteen directors on our Board of Directors, four of our directors have self-identified as women, and three of our directors have self-identified as non-white.
Board Committees
Our Board of Directors has five standing committees: an Audit Committee, a Risk Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee and an Executive Committee. Because we are a "controlled company," our Board of Directors is not required by NYSE rules to establish a Compensation Committee or a Nominating and Corporate Governance Committee or to meet certain other substantive NYSE corporate governance requirements until the consummation of all the transactions contemplated by the Reorganization Agreement. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement." While the Board of Directors has established a Nominating and Corporate Governance Committee, we currently rely on available exemptions concerning the committee's composition and mandate.
Audit Committee
The Audit Committee consists of Messrs. Scully (Chair) and Cohler and Ms. Russo. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling its responsibility with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the Audit Committee meet the independence standards and financial literacy requirements for service on an Audit Committee of a Board of Directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. Our Board of Directors has determined that each of Messrs. Scully and Cohler and Ms. Russo is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee has a charter, which is available on our website at www.kkr.com under the corporate governance page for our stockholders at the "Investor Center" section.

Risk Committee

The Risk Committee consists of Mr. Cohler (Chair) and Mses. Brown and Dillon. The purpose of the Risk Committee is to provide assistance to the Board of Directors with respect to its oversight of KKR’s levels of risk, risk assessment and risk management, and its oversight of KKR’s overall risk management framework, including monitoring KKR’s reporting systems for compliance with legal and regulatory requirements.
Conflicts Committee
The Conflicts Committee consists of Messrs. Scully (Chair) and Gutierrez and Mses. Dillon and Russo. The Conflicts Committee is responsible for reviewing specific matters that the Board of Directors believes may involve a conflict of interest and for enforcing our rights under any of the tax receivable agreement, the limited partnership agreement of KKR Group Partnership, our certificate of incorporation, our bylaws (collectively, the "covered agreements") against the former partners of KKR Holdings or the current or former partner of Associates Holdings and the exchange agreement. The Conflicts Committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification or waiver to any such agreement that would purport to modify such authority or rights. In addition, the Conflicts Committee shall approve any amendment to any of the covered agreements that in the reasonable judgment of our Board of Directors is, or will result in, a conflict of interest. The Conflicts Committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. The Conflicts Committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the Conflicts Committee meet the independence standards under our corporate governance guidelines as required for service on the committee in accordance with its charter.

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
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees, and is available on our website at ir.kkr.com under the corporate governance page for our stockholders at the "Environmental, Social & Corporate Governance" section. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Current Report on Form 8-K filing.
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
Alignment of interests. Management equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: every senior employee of the firm is expected to have an equity interest in KKR. This equity ownership serves to align the interests of our senior employees, including our named executive officers, with those of our stockholders. In addition, because we invest in and alongside our investment funds and have a carry pool from which we can allocate to our senior employees a portion of the carried interest that we generate through our business, we believe that our senior employees' interests are also aligned with those of our investors in the funds, vehicles and accounts that we manage, which in turn benefits our stockholders. Moreover, senior Global Atlantic employees have equity interests based on the long term performance of Global Atlantic, which we believe aligns their interests with those of its various stakeholders.
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
Named Executive Officers. We refer to our two Co-Executive Chairmen (Henry Kravis and George Roberts), our two Co-Chief Executive Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (Robert Lewin), and our Chief Administrative Officer (Dane Holmes), as our "named executive officers" for the year ended December 31, 2023. Mr. Holmes become our Chief Administrative Officer as of December 29, 2023. Our hiring and compensation determinations for Mr. Holmes took into account the fact that Mr. Holmes has extensive experience in leadership and management roles in the financial services, including as the global head of human capital management at Goldman Sachs and in numerous other leadership roles during his 12-year career at the firm. Our determinations also took into account Mr. Holmes' understanding of our business from his time serving as an independent director of KKR & Co. Inc. We believe that the elements of compensation discussed below for our named executive officers serve these primary objectives. We are neither required to conduct say-on-pay or say-on-frequency votes nor to provide disclosures relating to pay-versus-performance under the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.
Compensation Elements
Base Salary
For 2023, Messrs. Kravis, Roberts, Bae, Nuttall, Lewin and Holmes were each paid an annual salary of $300,000 (which was pro-rated for Mr. Holmes and which excludes his fees received as an independent director of KKR & Co. Inc.). We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Executive Chairmen determined that $300,000 is a sufficient minimum base salary for our named executive officers.

Year-End Bonus Compensation
Our Co-Executive Chairmen did not receive any year-end cash bonus compensation in 2023. They have decided at this time not to receive any year-end cash bonus compensation, which permits our firm to make greater year-end cash bonus payments to our other employees in order to motivate and retain them for the benefit of the firm. See "—Other Compensation" below for certain incidental benefits provided to them by the firm. In 2023, our Chief Administrative Officer did not receive any year-end cash bonus compensation as his employment with us began on December 29, 2023.
In 2023, our Co-Chief Executive Officers were awarded year-end cash compensation as bonus payments that were determined by our Co-Executive Chairmen. In 2023, our Chief Financial Officer was awarded year-end cash compensation as bonus payments that were determined by our Co-Chief Executive Officers.
With respect to our named executive officers who received year-end cash bonus compensation, certain factors that were considered when determining the size of their bonus payments include (i) their respective contributions and accomplishments in 2023 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; (ii) their respective performance and contributions relative to other senior employees at the firm; and (iii) their respective performance and contributions in 2023 as compared to the prior year.
Although the firm benefited from an increase in fee related earnings, the investment environment for realizations and monetizations resulted in lower carried interest and realized investment income in 2023. In particular, the firm's total asset management segment revenues were down 18% in 2023 as compared to 2022. In addition, in assessing the contributions by our Co-Chief Executive Officers, their joint leadership of the firm and their day-to-day management of the firm's business were considered. In assessing our Chief Financial Officer, our Co-Chief Executive Officers considered his service as the Chief Financial Officer and his leadership and oversight of our finance, tax and accounting functions and related operations and his role with respect to strategic initiatives undertaken by the firm.
Based on the firm's 2023 results and the individual contributions described above, our Co-Executive Chairmen determined the aggregate size of the bonus payments to our Co-Chief Executive Officers, and our Co-Chief Executive Officers determined the aggregate size of the bonus payment to our Chief Financial Officer. In making these determinations, our Co-Executive Chairmen and Co-Chief Executive Officers also considered the feedback from other employees. We believe that the discretion given to our Co-Executive Chairmen and Co-Chief Executive Officers permits them to award bonus compensation in an amount they determine to be necessary to motivate and retain these named executive officers.
The cash bonus amounts paid to our Co-Chief Executive Officers and Chief Financial Officer for 2023 are reflected in the Bonus column of the 2023 Summary Compensation Table below. As noted above, our Chief Administrative Officer did not receive a cash bonus.
Incentive Equity Awards
From time to time, we may grant equity awards consisting of restricted holdings units from our 2019 Equity Incentive Plan. Restricted holdings units are equity awards issued that provide the recipient with the right to exchange them on a one-for-one basis for our common stock after vesting and subject to satisfying certain other conditions. The overall objectives of these grants are principally to incentivize our most senior employees, to align their interests with those of our stockholders, and to retain them by providing meaningful long-term economic incentives. These awards were not designed to be a regularly recurring equity grant as part of an annual year-end compensation program. KKR currently intends that no additional equity incentive awards will be granted to Messrs. Bae and Nuttall during the five years following the grants they received in December 2021.
In August 2023, we granted Mr. Lewin 500,000 restricted holdings units with market price and cliff service vesting conditions, which provide for vesting based on average prices of common stock ranging from $95.80 to $135.80 divided into five equal increments. Tranches of these restricted holdings units become eligible to vest in 20% increments upon the average closing price of KKR common stock during 20 consecutive trading days meeting or exceeding the specified stock price targets, of which none had been achieved as of December 31, 2023. In addition to the market price vesting condition, in order for Mr. Lewin’s restricted holdings units to vest, he must be employed by us on December 31, 2028, subject to certain exceptions (including continued service if the market price vesting conditions are satisfied between December 31, 2028 and December 31, 2029). These restricted holdings units are subject to one- and two-year transfer restrictions after vesting and are subject to minimum retained ownership requirements.
In December 2023, we granted Mr. Holmes 200,000 restricted holdings units with market price and cliff service vesting conditions on the same terms as Mr. Lewin’s grant described immediately above. In December 2023, we also granted Mr.

Holmes 200,000 restricted units, which will vest in six equal installments commencing on October 1, 2024 and then each May 1st from May 1, 2025 through May 1, 2029, subject to continued service through each respective vesting date. All of these restricted holdings units are subject to one- and two-year transfer restrictions after vesting and are subject to minimum retained ownership requirements.
Although, we have not recently granted year-end equity awards to our executive officers annually, we may make such equity grants from time to time. For example, certain named executive officers received long-term incentive equity awards and equity awards with respect to year-end compensation in 2021.
See also “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”
Carried Interest
As of December 31, 2023, the carry pool percentage was fixed at 40%, 43% or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For all funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at 43%, and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool. Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of these fixed percentages of up to 80% for all funds. As of the date of this filing, no carry pool percentage has been changed for our funds that have closed on or before December 31, 2023. This increase to the carry pool percentage was approved by a majority of KKR's independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of KKR's independent directors. Carry pool allocations for the named executive officers are made by first determining a total dollar value for the named executive officer's interest in the carry pool. Due to our Co-Executive Chairmen's unique status as Co-Founders of our firm, our Co-Founders determine their own allocation from the carry pool, subject to changes relating to the Sunset Date (which will occur no later than December 31, 2026) as described below. To make the total dollar value determination for the other named executive officers, our Co-Founders take into consideration the executive officer's involvement with investments and impact on the portfolio, the size of the executive officer's bonus as well as the recommendations by our Co-Chief Executive Officers and other factors similar to those considered when determining the size of the bonus, as described under "—Executive Compensation—Compensation Elements—Year-End Bonus Compensation." However, the total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year, and executive officers and other employees may not be allocated any dollar value of carry in any given year. For certain older funds, carry pool allocations were determined based on a percentage applied on an investment-by-investment basis. After a total dollar value, if any, for each named executive officer was determined, such dollar value was then divided by the total allocable dollar value of investments made by our funds for the year, which yielded a certain percentage for the named executive officer. This percentage was then applied consistently to each investment made during the year. Because the size of each investment was different, the nominal amount of the carry pool allocation have differed by investment, although the percentage applied to each investment is consistent. For our recent funds, carry pool allocations are determined based on a percentage applied on a fund-by-fund basis. The dollar value, if any, for each named executive officer is determined and then allocated to the applicable funds, and such dollar value is then divided by the total allocable dollar value of investments made by that fund for the year to yield a percentage for that particular fund. If carry is paid prior to the end of a fund's investment period, this percentage is applied at that time. At the end of the investment period, an adjustment would be made to account for any difference in percentages applied at the times carry was paid during the investment period (taking vesting into account) and the percentage determined for a particular fund based on the total dollar values allocated to the named executive officer for such fund divided by the total allocable dollars invested during the entire investment period of such fund. The carried interest allocated to the carry pool is maintained and administered by Associates Holdings, which is not currently a subsidiary of ours. On the Sunset Date, KKR will acquire control of Associates Holdings and will commence making decisions regarding the allocation of carried interest pursuant to the limited partnership agreement of Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carried interest to themselves and others, pursuant to the limited partnership agreement of Associates Holdings, provided that any allocation of carried interest to the Co-Founders will be on a percentage basis consistent with past practice. For more information see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement,” “Certain Defined Terms Used in this Report” and “Business—Organizational Structure” in this report.
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
Minimum Retained Ownership
While employed by us, unless waived in whole or in part, each of our named executive officers is required to hold at least 25% of the cumulative amount of restricted holdings units that have satisfied the vesting conditions during the duration of his or her employment with the firm. From time to time, the transfer restrictions and minimum retained ownership requirements applicable to any restricted stock units (which term includes the transfer-restricted shares of common stock that may have been delivered upon settlement of such restricted stock units) granted to certain of our named executive officers in the past have been and may be transferred to such employees' other restricted holdings units or common stock, if any, so that the total units or shares of equity subject to transfer restrictions and minimum retained ownership requirements are expected to be the same, unless waived.
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

2023 Summary Compensation Table
The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2021, 2022 and 2023.
In 2021, 2022 and 2023, our named executive officers received dividends on shares of common stock they hold. Because these dividends are not considered to be compensation, they are not reflected as compensation in the table below. Distributions from KKR Holdings prior to its acquisition by KKR in May 2021 are also not included in the Compensation table below. There are certain contractual arrangements we entered into with KKR Holdings in October 2009 and thereafter, including a tax receivable agreement, which relate to payments to our named executive officers that are not compensatory and are described in "Certain Relationships and Related Transactions, and Director Independence."
Carried interest distributions to our named executive officers from the carry pool for the years ended December 31, 2021, 2022 and 2023 are reflected in the All Other Compensation column in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Henry R. Kravis	2023	300,000	—	—	34,976,652	(3)	35,276,652
Co-Executive Chairman	2022	300,000	—	29,991,767	78,055,688		108,347,455
	2021	300,000	—	—	67,154,677		67,454,677

George R. Roberts	2023	300,000	—	—	34,918,579	(4)	35,218,579
Co-Executive Chairman	2022	300,000	—	29,991,711	78,017,254		108,308,965
	2021	300,000	—	—	67,209,901		67,509,901

Joseph Y. Bae	2023	300,000	13,000,000	—	36,659,449	(5)	49,959,449
Co-Chief Executive Officer	2022	300,000	19,350,000	—	60,349,836		79,999,836
	2021	300,000	24,700,000	476,261,500	58,374,648		559,636,148

Scott C. Nuttall	2023	300,000	13,000,000	—	33,807,444	(6)	47,107,444
Co-Chief Executive Officer	2022	300,000	19,350,000	—	58,618,684		78,268,684
	2021	300,000	24,700,000	442,161,500	55,980,932		523,142,432

Robert H. Lewin	2023	300,000	5,200,000	15,975,000	4,469,737	(7)	25,944,737
Chief Financial Officer	2022	300,000	5,950,000	—	8,178,845		14,428,845
	2021	300,000	6,450,000	30,690,000	8,585,091		46,025,091

Dane E. Holmes (8)	2023	1,250	—	26,190,667	322,950	(9)	26,514,867
Chief Administrative Officer

(1)	Stock awards reflected in the table above for each year presented represent the value of the restricted holdings units and granted in such reporting period and the grant of units in KKR Holdings ("KKR Holdings Units"), prior to the acquisition of KKR Holdings by KKR in May 2022. Fair value of the restricted holdings units and KKR Holdings Units granted to our named executive officers are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

(2)	Carried interest is presented on the basis of cash received by our named executive officers in the respective fiscal year. We believe that presenting actual cash received by our named executive officers is a more representative disclosure of their compensation than presenting accrued carried interest, because carried interest is paid only if and when there are profitable realization events relating to the underlying investments. Carried interest also includes amounts retained and allocated for distribution to the respective named executive officer, but not yet distributed to the named executive officer, which could be used to fund potential future clawback obligations if any were to arise.

(3)
Consists of $34,123,192 in cash payments of carried interest from the carry pool during 2023. For 2023, also consists of the following payments made by KKR (unless otherwise noted): $174,307 related to the cost of Mr. Kravis' and his spouse's use of a car and driver during 2023; $619,153 related to certain personnel who administer personal matters for Mr. Kravis during 2023 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; and up to $10,000 of other miscellaneous benefits. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Kravis as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Kravis may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out of pocket cost.

(4)
Consists of $34,055,679 in cash payments of carried interest from the carry pool during 2023. For 2023, also consists of the following payments made by KKR (unless otherwise noted): $195,035 related to the cost of Mr. Roberts' use of a car and driver during 2023; $557,865 related to certain personnel who administer personal matters for Mr. Roberts during 2023 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; $50,000 of matching charitable donations; and up to $10,000 of other miscellaneous benefits. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Roberts as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Roberts may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out of pocket cost.

(5)
Consists of $36,609,449 in cash payments of carried interest from the carry pool during 2023. For 2023, also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees and $25,000 related to tax preparation fees. From time to time, family members and other personal guests of Mr. Bae may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental cost.

(6)
Consists of $33,707,444 in cash payments of carried interest from the carry pool during 2023. For 2023, also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; and $50,000 of matching charitable donations.

(7)
Consists of $4,369,737 in cash payments of carried interest from the carry pool during 2023. For 2023, also consists of the following payments made by KKR (unless otherwise noted): $25,000 related to financial planning services fees; $25,000 related to tax preparation fees and $50,000 of matching charitable donations.

(8)	Mr. Holmes became one of our named executive officers in 2023, and therefore, only his compensation information for the fiscal year ended December 31, 2023 is provided in the table. Mr. Holmes's salary was pro-rated based on his partial year of service, beginning in December 2023.

(9)	Consists of the following amounts paid in connection with Mr. Holmes prior service in 2023 as a director of KKR & Co. Inc.: $140,301 of fees earned or paid in cash and 3,029 restricted stock units (with a value of $182,649 which represents the aggregate grant date fair value of restricted stock units calculated in the same manner as described for other directors of KKR & Co. Inc. in the “Director Compensation” stock grant table below) granted on October 2, 2023, which were forfeited in connection with Mr. Holmes’ resignation as a director before the vesting date of October 1, 2024. The table excludes 4,134 restricted stock units granted on October 20, 2022 and vested on October 1, 2023, which were previously reported in our 2022 Annual Report, in connection with Mr. Holmes’ prior service as a director.

Grants of Plan-Based Awards in 2023
The following table provides supplemental information relating to grants of equity awards in the year ended December 31, 2023 provided in our 2023 Summary Compensation Table.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Options Awards ($) (1)
Henry R. Kravis	—	—	—	—	—		$—
George R. Roberts	—	—	—	—	—		$—
Joseph Y. Bae	—	—	—	—	—		$—
Scott C. Nuttall	—	—	—	—	—		$—
Robert H. Lewin (2)	8/4/2023	100,000 (3)	—	500,000	—		$15,975,000
Dane E. Holmes (2)	12/29/2023	40,000 (3)	—	200,000	—		$11,374,000
	12/29/2023	—	—	—	200,000	(2)	$14,816,667

(1)The amounts represent the grant date fair value of the KKR Holdings Units or restricted holdings units, as applicable, as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this table. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by our named executive officers.
(2)The amounts represent restricted holdings units granted under our 2019 Equity Incentive Plan in the fiscal year ended December 31, 2023. The terms of these restricted holdings units are described under the caption "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" below. The amount reported for Mr. Holmes excludes the 3,029 restricted stock units granted on October 2, 2023 in connection with Mr. Holmes’ service as a director, which were forfeited.
(3)20% of the award granted is eligible to vest at the threshold market price of $95.80 and additional tranches of the award are eligible to vest at various prices up to $135.80.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Terms of KKR Holdings Units
On May 31, 2022, KKR completed the Reorganization Mergers contemplated by the Reorganization Agreement pursuant to which KKR acquired KKR Holdings and all of the KKR Group Partnership Units held by it. Before the completion of the Reorganization Mergers, certain of our named executive officers held interests in our business through KKR Holdings Units.
Pursuant to the Reorganization Agreement, 500,000 outstanding KKR Holdings Units held by each of Messrs. Kravis and Roberts and 1,455,000 outstanding KKR Holdings Units held by each of Messrs. Bae and Nuttall, each of which had previously been scheduled to vest on October 1, 2022, were accelerated to vest immediately prior to the closing of the Reorganization Mergers, and such KKR Holdings Units became vested and received their allocable share of the common stock in connection with the Reorganization Mergers. The two-year transfer restrictions applicable to such KKR Holdings Units will continue to apply to the shares received in exchange therefor pursuant to the Reorganization Agreement until October 1, 2024 (with the customary one-year transfer restriction having expired on October 1, 2023). The 500,000 KKR Holdings Units held by each of Messrs. Kravis and Roberts were already considered fully vested given their age and years of service at KKR.
In addition, KKR Holdings allocated 1,150,000 KKR Holdings Units to each of Messrs. Bae and Nuttall, of which 30% had been subject to forfeiture had such executive not been employed by KKR on October 1, 2022 (except in the case of death or permanent disability). The number of KKR units allocated to Messrs. Bae and Nuttall was determined by Messrs. Kravis and Roberts, and the allocations were made as part of the Reorganization Mergers, which were approved by our board of directors following the recommendation of our conflicts committee. These KKR Holdings Units were exchanged for shares of common stock in connection with the Reorganization Mergers and are subject to customary one- and two-year transfer restrictions with the two-year transfer restriction applying until October 1, 2024 (with the customary one-year transfer restriction having expired on October 1, 2023). In addition, Messrs. Kravis and Roberts were authorized to allocate the balance of any outstanding and unallocated KKR Holdings Units, in their sole discretion, to themselves or others, on such terms as they determined, prior to the closing of the Reorganization Mergers. In May 2022, KKR Holdings allocated 535,185 and 535,184 KKR Holdings Units to each of Messrs. Kravis and Roberts, respectively, which were fully vested upon allocation.
Terms of Restricted Holdings Units
Restricted holdings units granted under our 2019 Equity Incentive Plan are equity awards, for which the number of shares of common stock in respect of such awards is subject to the overall limitation on the number of shares of common stock that may be awarded under the 2019 Equity Incentive Plan. The overall restricted holdings units program was approved by a committee of independent directors of our board of directors. KKR's independent directors are ineligible to receive restricted holdings units.
In general, restricted holdings units are subject to either (i) a service-based vesting condition with vesting in annual installments over a multi‑year period (generally three to five years) from a specified date, subject to the recipient's continued employment with us on the applicable vesting dates, subject to exceptions, or (ii) a market price-based vesting condition where the portion of the units that satisfies stock price target requirements will vest on a scheduled vesting date (generally five years from the grant date), subject to the recipient's continued employment with us on the scheduled vesting date, subject to exceptions. Certain restricted holdings units agreements may also contain additional vesting requirements.
Restricted holdings units provide the holder the ability, after vesting and the satisfaction of certain other conditions, to exchange them for shares of our common stock on a one-for-one basis (or at the discretion of KKR, cash in an amount equal to the fair market value of the shares of common stock that would otherwise be deliverable in such exchange). There is no tax receivable agreement in place for such exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore, we will receive 100% of any tax benefits arising from the exchange of restricted holdings units granted under that plan. Prior to vesting, restricted holdings units are not entitled to any distributions from us. Following vesting, restricted holdings units become entitled to receive distributions from us. The amount of distribution per vested restricted holdings unit is equal to the amount distributed on one KKR Group Partnership Unit. To the extent that distributions are made on a KKR Group Partnership Unit that corresponds to a restricted holdings units that is not vested, such distribution amount will be allocated or otherwise applied in a manner we may determine in our discretion. Upon vesting, restricted holdings units are generally subject to additional restrictions, including transfer restrictions, which typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date, and minimum retained ownership requirements, which obligate the recipients to continuously hold at least 25% of their cumulatively vested restricted holdings units, unless waived. Transfer restricted units become fully vested and transferable and may be exchanged into shares of common stock at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "—Terms of Confidentiality and Restrictive Covenant Agreements" below.
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
Our named executive officers (other than our Co‑Executive Chairmen) have entered into these confidentiality and restrictive covenant agreements with us through their restricted holdings unit grant agreements. Because our Co‑Executive Chairmen have not received any restricted holdings units from us, their confidentiality and restrictive covenant agreements were solely with KKR Holdings, which KKR acquired in May 2022.
Notwithstanding the foregoing, KKR complies with California's ban on non-competition provisions as provided in California Business and Professional Code Section 16600, and all terms relating to non-competition following the termination of a named executive officer's employment in California, are void.

Outstanding Equity Awards at 2023 Fiscal Year‑End
The following table sets forth information concerning unvested restricted holdings units for each of the named executive officers as of December 31, 2023.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Henry R. Kravis	—	$—	—	$—
George R. Roberts	—	$—	—	$—
Joseph Y. Bae	1,000,000 (2)	$82,850,000	7,500,000 (3)	$621,375,000
Scott C. Nuttall	—	$—	7,500,000 (4)	$621,375,000
Robert H. Lewin	900,000 (5)	$74,565,000	500,000 (6)	$41,425,000
Dane E. Holmes	200,000 (7)	$16,570,000	200,000 (8)	$16,570,000
(1)These amounts are based on the closing market price of our common stock on the last trading day of the year ended December 31, 2023, which was $82.85 per share.
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
(6)Represents 500,000 restricted holdings units granted on August 4, 2023, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $95.80 to $135.80. Restricted holdings units that satisfy this market price vesting condition are eligible to vest beginning on December 31, 2028, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions, and will expire if not vested on or prior to December 31, 2029.
(7)Represents (i) 200,000 restricted holdings units granted on December 29, 2023, which will vest in six equal annual installments beginning October 1, 2024 and then each May 1st from May 1, 2025 through May 1, 2029, subject to the named executive officer’s continued service as an employee on each vesting date.
(8)Represents 200,000 restricted holdings units granted on December 29, 2023, which will vest upon the average closing price of our common stock during 20 consecutive trading days meeting or exceeding specified stock price targets ranging from $95.80 to $135.80. Restricted holdings units that satisfy this market price vesting condition are eligible to vest beginning on December 31, 2028, if the named executive officer continues to serve as an employee until that date, subject to certain exceptions, and will expire if not vested on or prior to December 31, 2029.

Option Exercises and Stock Vested in 2023
The following table sets forth information concerning the vesting of restricted stock units held by each of our named executive officers during the year ended December 31, 2023.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Henry R. Kravis	—	$—
George R. Roberts	—	$—
Joseph Y. Bae	—	$—
Scott C. Nuttall	—	$—
Robert H. Lewin	—	$—
Dane E. Holmes (1)	—	$—
(1)Excludes the 4,134 restricted stock units granted on October 20, 2022 in connection with Mr. Holmes’ service as a director, which vested on October 1, 2023.

Pension Benefits for 2023
We provided no pension benefits during the fiscal year ended December 31, 2023.
Nonqualified Deferred Compensation for 2023
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2023.
Potential Payments Upon Termination or Change in Control
Upon termination of employment (other than due to death or permanent disability), vesting generally ceases for restricted holdings units that have not vested. In addition, transfer-restricted vested restricted holdings units remain subject to transfer restrictions for one- and two-year periods, except as described below. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information regarding the common stock held by our named executive officers.
In general, a named executive officer who retires after the first date on which his or her age plus years of service to KKR equals 80 ("qualified retirement") will generally (i) vest in his or her unvested restricted holdings units (for those with service based vesting conditions) that would otherwise vest within two years following retirement and (ii) vest in a pro rata portion of his or her unvested and restricted holdings units (for those with market price based vesting conditions) that satisfied the stock price target requirements at the time of qualified retirement, in each case, subject to compliance, if applicable, with the requirement that the holder not violate the terms and conditions of his or her confidentiality and restrictive covenants during the period in which such restricted holdings units, if applicable, remains transfer restricted over the one- and two-year periods from the original vesting date. However, the additional vesting terms upon a qualified retirement do not apply to the restricted holdings units awarded to the Co-Chief Executive Officers in December 2021.
Upon death or permanent disability, generally (i) a holder of restricted holdings units (for those with service based vesting conditions) will become vested with respect to service based vesting conditions in all restricted holdings units, respectively, and (ii) a holder of restricted holdings units (for those with market price based conditions) will be eligible to vest in a pro rata portion of his or her unvested restricted holdings units that satisfy the stock price target requirements at a prescribed time, which include the time of death or permanent disability or at the end of the service based vesting requirement. Upon vesting, restricted holdings units will become permitted to be exchanged into shares of common stock after the applicable transfer restrictions following vesting have lapsed. In addition, upon a change in control of KKR, a holder of restricted holdings units may become immediately vested in all unvested restricted holdings units. The values of unvested restricted holdings units held by the named executive officers as of December 31, 2023 are set forth above in "—Outstanding Equity Awards at 2023 Fiscal Year-End."

Upon termination of employment, vesting generally ceases for carried interest allocations, some of which are subject to forfeiture for breach of the confidentiality and restrictive covenant agreement, to the extent permitted under applicable law. In addition, carried interest allocations generally become immediately vested upon death or disability, and certain carried interest allocations permit additional vesting upon retirement.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2023:
•the median of the annual total compensation of all employees of our company (other than Messrs. Bae and Nuttall, who are our Co-Chief Executive Officers as of December 31, 2023) was $202,500;
•the annual total compensation of Messrs. Bae and Nuttall were $49,959,449 and $47,107,444, respectively; and
•the ratio of the averaged annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 240 to 1.
To identify the median employee for the purpose of providing the information above, we examined the compensation of all our current employees (other than our Co-Chief Executive Officers) as of December 31, 2023, using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts and equity granted. Employees on unpaid leave of absence, employees who gave notice of departure and were not part of the regular year-end compensation process are excluded from the calculation. Compensation of employees who were employed for less than the full year of 2023 were annualized only if they were part of the regular year-end compensation process. The calculation excludes our non-U.S. employees based in India. These 178 employees comprise less than 5% of our total 4,440 U.S. and non.-U.S. employees included for purposes of this calculation (which amount includes our employees based in India). We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—2023 Summary Compensation Table." As noted in “—Compensation Discussion and Analysis," distributions from KKR Holdings and dividends paid on shares of common stock are not considered compensation and accordingly are not included in the pay ratio calculation above. The above CEO pay ratio represents a reasonable good faith estimate, calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Director Compensation
We limit compensation for service on our board of directors to the independent directors. During 2023, each independent director received (1) an annual cash retainer of $110,000, which increased to $130,000 effective September 20, 2023, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee, (4) an additional annual cash retainer of $10,000 if such independent director is a member of the conflicts committee, which increased to $15,000 effective September 20, 2023, and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chairman of the conflicts committee, and (5) an additional annual cash retainer of $20,000 if such independent director is a member of the risk committee and an additional annual cash retainer of $20,000 (in addition to the annual cash retainer as a member of the risk committee) if such independent director serves as the chairman of the risk committee.

Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on October 2, 2023, restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Adriane M. Brown	126,658	182,649	309,307
Matthew R. Cohler	144,726	182,649	327,375
Mary N. Dillon	138,068	182,649	320,717
Joseph A. Grundfest (2)	80,000	—	80,000
Arturo Gutiérrez Hernández	127,055	182,649	309,704
John B. Hess (3)	55,000	—	55,000
Dane E. Holmes (4)	140,301	182,649	322,950
Raymond J. McGuire (5)	63,014	—	63,014
Xavier B. Niel	115,644	182,649	298,293
Kimberly A. Ross (6)	36,685	182,649	219,334
Patricia F. Russo	140,822	182,649	323,471
Robert W. Scully	182,808	182,649	365,457
Evan T. Spiegel	115,644	182,649	298,293
(1)Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2023 as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(2)Mr. Grundfest retired from our board of directors in June 2023. The 4,134 restricted stock units granted to Mr. Grundfest on October 20, 2022 vested and were settled into an equal number of shares of KKR common stock on October 1, 2023.
(3)Mr. Hess retired from our board of directors in June 2023. The 4,134 restricted stock units granted to Mr. Hess on October 20, 2022 vested and were settled into an equal number of shares of KKR common stock on October 1, 2023.
(4)In connection with his appointment as Chief Administrative Officer, Mr. Holmes resigned as a director in December 2023. Accordingly, his compensation is presented above in the "2023 Summary Compensation Table" and related sections in light of Mr. Holmes' status as a named executive officer in 2023. The 3,029 restricted stock units granted to Mr. Holmes on October 2, 2023 were forfeited in connection with Mr. Holmes' resignation as a director before the vesting date of October 1, 2024.
(5)Mr. McGuire retired from our board of directors in June 2023. The 4,134 restricted stock units granted to Mr. McGuire on October 20, 2022 vested and were settled into an equal number of shares of KKR common stock on October 1, 2023.
(6)Ms. Ross was appointed to our board of directors on September 20, 2023.

The following table details grants of restricted stock units to each independent director in the year ended December 31, 2023. The table includes the grant date and grant date fair value of 2023 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2023 owned by each independent director who served as a director during the year ended December 31, 2023:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Stock Awards on December 31, 2023 (#)
Adriane M. Brown	10/2/2023	3,029	182,649	3,029
Matthew R. Cohler	10/2/2023	3,029	182,649	3,029
Mary N. Dillon	10/2/2023	3,029	182,649	3,029
Joseph A. Grundfest (3)	—	—	—	—
Arturo Gutiérrez Hernández	10/2/2023	3,029	182,649	3,029
John B. Hess (4)	—	—	—	—
Dane E. Holmes (5)	10/2/2023	3,029	182,649	—
Raymond J. McGuire (6)	—	—	—	—
Xavier B. Niel	10/2/2023	3,029	182,649	3,029
Kimberly A. Ross (7)	10/2/2023	3,029	182,649	3,029
Patricia F. Russo	10/2/2023	3,029	182,649	3,029
Robert W. Scully	10/2/2023	3,029	182,649	3,029
Evan T. Spiegel	10/2/2023	3,029	182,649	3,029
(1)The restricted stock units were granted on October 2, 2023 and will vest on October 1, 2024, subject to the grantee's continued service through the vesting date. The grants were each approved by the board of directors on September 20, 2023.
(2)Represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2023 as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(3)Mr. Grundfest retired from our board of directors in June 2023. The 4,134 restricted stock units granted to Mr. Grundfest on October 20, 2022 vested and were settled into an equal number of shares of KKR common stock on October 1, 2023.
(4)Mr. Hess retired from our board of directors in June 2023. The 4,134 restricted stock units granted to Mr. Hess on October 20, 2022 vested and were settled into an equal number of shares of KKR common stock on October 1, 2023.
(5)In connection with his appointment as chief administrative officer, Mr. Holmes resigned as a director in December 2023. Accordingly, his compensation is presented above in the "2023 Summary Compensation Table" and related sections in light of Mr. Holmes' status as named executive officer in 2023. The 3,029 restricted stock units granted to Mr. Holmes on October 2, 2023 were forfeited on December 13, 2023, in connection with Mr. Holmes' resignation as a director before the vesting date of October 1, 2024, which required his continued service through that vesting date.
(6)Mr. McGuire retired from our board of directors in June 2023. The 4,134 restricted stock units granted to Mr. McGuire on October 20, 2022 vested and were settled into an equal number of shares of KKR common stock on October 1, 2023.
(7)Ms. Ross was appointed to our board of directors on September 20, 2023.

KKR & Co. Inc. Equity Incentive Plan
Our outstanding equity awards were granted under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan, which we refer to as our 2019 Equity Incentive Plan. Following the effectiveness of our 2019 Equity Incentive Plan, it is our only plan for providing equity awards. Our 2019 Equity Incentive Plan has a term of 10 years from the effective date.
Administration
Our board of directors or a committee or subcommittee thereof administers or will administer, as applicable, our Equity Incentive Plan (the "Administrator"). The Administrator has the authority to make all decisions, determinations and interpretations with respect to the administration of our 2019 Equity Incentive Plan, including determining who will receive awards thereunder, the number of shares of common stock underlying the awards and the terms and conditions of the awards, and is permitted, subject to applicable law, to delegate all or any part of its responsibilities and powers to any employee or employees selected by it in accordance with the terms of the 2019 Equity Incentive Plan. The board of directors authorized its executive committee (consisting of Messrs. Kravis and Roberts) to act as the Administrator under the 2019 Equity Incentive

Plan, provided that (i) the Executive Committee is not authorized to make grants with respect to the executive officers without approval of the board of directors and (ii) the board of directors reserved the power and authority to act as the Administrator and to modify the power and authority of the Executive Committee under the 2019 Equity Incentive Plan.
Common Stock Subject to the Plan
As of December 31, 2023, 46,426,437 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the Diluted Common Shares outstanding at the close of business on December 31, 2023, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.
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
Arturo Gutiérrez Hernández
Xavier B. Niel
Kimberly A. Ross
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
The percentage of beneficial ownership is based on 885,005,588 shares of common stock issued and outstanding as of February 27, 2024. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 27, 2024. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The table below does not reflect ownership of the sole outstanding share of our Series I preferred stock by KKR Management LLP, which exercises significant voting power as set forth in our certificate of incorporation.

Name (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned
George R. Roberts (3)	88,192,855	9.97%
Henry R. Kravis (4)	83,370,688	9.42
Scott C. Nuttall (5)	21,064,424	2.38
Joseph Y. Bae (6)	18,331,070	2.07
Adriane M. Brown	7,398	*
Matthew R. Cohler (7)	93,301	*
Mary N. Dillon	23,118	*
Arturo Gutiérrez Hernández	8,513	*
Xavier B. Niel	26,006	*
Kimberly A. Ross	0	*
Patricia F. Russo	82,592	*
Robert W. Scully	170,592	*
Evan T. Spiegel	6,613	*
Robert H. Lewin	1,209,226	*
Dane E. Holmes	8,513	*
Directors and executive officers as a group (20 persons) (3)(4)(5)(6)(8)	212,774,908	24.04%
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
(3)Includes (i) 2,130,000 shares held by a charitable foundation over which Mr. Roberts has shared voting power and (ii) 1,043,242 shares held by a limited partnership over which Mr. Roberts has sole investment power.
(4)Includes (i) 15,277 shares held by Mr. Kravis's spouse over which Mr. Kravis may be deemed to share investment and voting power and (ii) 1,549,369 shares held by a limited partnership over which Mr. Kravis has sole investment power.
(5)Includes (i) 129,301 shares held by a trust over which Mr. Nuttall has the right to acquire shared investment and voting power, (ii) 2,782 shares held by a limited liability company over which Mr. Nuttall may be deemed to share investment and voting power, and (iii) 920,000 shares held by a charitable foundation over which Mr. Nuttall has shared voting power, which shares have not been sold as of the date of this filing. Not included in the table above is 211,540 shares held by a charitable foundation for which Mr. Nuttall has non-binding advisory powers, which shares have not been sold as of the date of this filing.
(6)Includes 384,257 shares held by a trust over which Mr. Bae has the right to acquire shared investment and voting power. Not included in the table above is 250,000 shares held by a charitable foundation for which Mr. Bae has non-binding advisory powers, which shares have not been sold as of the date of this filing.
(7)The shares that Mr. Cohler beneficially owns are held by a trust over which Mr. Cohler has shared investment and voting power.

(8)Includes 179,999 restricted holdings units which are vested or scheduled to vest within 60 days of February 27, 2024.

Securities Authorized for Issuance under 2019 Equity Compensation Plan
The table set forth below provides information concerning the awards that may be issued under our 2019 Equity Incentive Plan as of December 31, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plan Approved by Security Holders	80,339,872	—	46,426,437
Equity Compensation Plan Not Approved by Security Holders	—	—	—
Total	80,339,872	—	46,426,437
(1)Reflects the aggregate number of restricted stock units granted under our 2019 Equity Incentive Plan and outstanding as of December 31, 2023.
(2)The aggregate number of shares of common stock available under our 2019 Equity Incentive Plan is increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of diluted shares of common stock outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. We have filed registration statements on Form S-8 under the Securities Act to register shares of common stock covered by our Equity Incentive Plans. Accordingly, upon issuance pursuant to our 2019 Equity Incentive Plan, these shares of common stock will be available for sale in the open market.

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
Reorganization Agreement
On October 8, 2021, KKR entered into a Reorganization Agreement with KKR Holdings, Associates Holdings, KKR Management (the holder of the sole outstanding share of Series I preferred stock), and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below is completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR.
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
The Reorganization Agreement further provides for:
(i) the future elimination of control of KKR & Co. Inc. by KKR Management, by having all voting power vested in the common stock of KKR & Co. Inc. on a one vote per share basis on the Sunset Date (as defined below), which will be no later than December 31, 2026, and
(ii) also on the Sunset Date, the future acquisition of control by KKR of Associates Holdings when a subsidiary of KKR & Co. Inc. will become the general partner of Associates Holdings.
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
The transactions contemplated to occur under the Reorganization Agreement (including the Reorganization Mergers, the termination of the tax receivable agreement except with respect to exchanges of Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement. Because the Reorganization Mergers have been completed, the changes to occur effective on the Sunset Date are unconditional commitments of KKR Management, Associates Holdings, KKR & Co. Inc., and the other parties to the Reorganization Agreement.
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

Registration Rights Agreement
In connection with our NYSE listing, we entered into a registration rights agreement with KKR Holdings pursuant to which we granted KKR Holdings, its affiliates and transferees of its KKR Group Partnership Units (including the shares of KKR & Co. Inc. received in the Reorganization Mergers) the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our common stock (and other securities convertible into or exchangeable or exercisable for shares of our common stock) held or acquired by them. Under the registration rights agreement, holders of registration rights have the right to require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period. In addition, holders of registration rights will have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other holders of registration rights or initiated by us. On October 1, 2010, the registration statement we filed pursuant to this agreement was declared effective, and related post-effective amendments were declared effective on April 14, 2011, September 21, 2011, July 10, 2018 and June 7, 2022.
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
We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of KKR Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement could be significant. As of December 31, 2023, an undiscounted payable of $406.7 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of our tax returns. During the year ended December 31, 2023, an aggregate of $16.3 million was made to our current and former principals, including our executive officers, and KKR Holdings. The independent directors of our Board of Directors are not eligible to receive payments under the tax receivable agreement. For further information, see Note 20 "Related Party Transactions" in our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs—Tax Receivable Agreement" in this report.
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
Payments under the tax receivable agreement are based upon the tax reporting positions that we determined. We are not aware of any issue that would cause the IRS to challenge a tax basis increase that we have taken. However, none of the former limited partners of KKR Holdings will reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase, or the tax benefits we claimed arising from such increase, is successfully challenged by the IRS. As a result, in certain circumstances, payments to former limited partners of KKR Holdings under the tax receivable agreement could be in excess of our cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income. See "Risk Factors—Risks Related to Our Organizational Structure—We will be required to pay certain principals for most of the benefits relating to our use of tax attributes we receive from historical exchanges of our common stock for KKR Group Partnership Units."
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
Firm Use of Private Aircraft
From time to time, we use private aircraft to transport employees for business purposes. In accordance with the KKR & Co. Inc.'s policy on reimbursement of the cost of use of private aircraft while traveling for business, we reimbursed certain of our executive officers for firm use of private aircraft.
Companies associated with Messrs. Kravis and Roberts own aircraft that are used for KKR's business in the ordinary course of our operations. Messrs. Kravis and Roberts funded the purchase of these aircraft with their personal funds and fund all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the year ended December 31, 2023, we paid a total of $3.4 million (including applicable taxes) for the use of these aircraft, of which substantially all was borne by us rather than our investment funds (which indirectly bear the cost of some of these flights at commercial airline rates). Of this total, $2.1 million relates to use of an aircraft owned by an entity controlled by Mr. Kravis, and $1.3 million relates to use of an aircraft owned by an entity controlled by Mr. Roberts.
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
In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our investment funds and vehicles, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds and vehicles or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $629.0 million for the year ended December 31, 2023, of which $51.1 million, $53.7 million, $33.8 million, $22.3 million, $4.7 million, $1.1 million, $3.5 million and $0.3 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Lewin, Sorkin, Stork and Sudol and their personal or estate planning vehicles, respectively. These investments are not included in the accompanying consolidated financial statements. In addition, our funds invested $0.2 million in 2023 from the commitments of certain estate planning vehicles associated with Mr. Hess. Such investments associated with Mr. Hess were made on the same terms and conditions as for other fund investors including management fees and/or a carried interest applicable to the relevant fund.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2023, $546.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2023 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $3.5 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
Menlo Park Office
Our office in Menlo Park, California, is owned by a real estate partnership that is controlled and majority-owned by persons unaffiliated with KKR and its executive officers. However, Messrs. Kravis and Roberts and their estate planning vehicles own and control a minority limited partner interest in the real estate partnership. In November 2022, KKR entered into a new 15-year lease with the real estate partnership, representing an annual rent of $6.3 million, subject to certain current and annual adjustments. Payments made from KKR to this real estate partnership aggregated $9.5 million for the year ended December 31, 2023.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID No. 34), the member firms of Deloitte Touche Tohmatsu Limited or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$63,607	(1)	$—
Audit-Related Fees	$9,999	(2)	$31,917	(5)
Tax Compliance Fees	$54,439	(3)	$—
Tax Planning and Advisory Fees	$14,332	(4)	$11,253	(5)
All Other Fees	$265		$—

	For the Year Ended December 31, 2022
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$58,959	(1)	$—
Audit-Related Fees	$12,562	(2)	$22,101	(5)
Tax Compliance Fees	$44,389	(3)	$—
Tax Planning and Advisory Fees	$12,555	(4)	$10,654	(5)
All Other Fees	$443		$—
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
1.         Financial Statements
        See Item 8 above.
2.         Financial Statement Schedules:
See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2023, 2022 and 2021 and Schedule IV - Reinsurance - Years Ended December 31, 2023, 2022 and 2021 - of this report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.
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

2.4
Merger Agreement, dated as of November 28, 2023, by and among KKR Magnolia Holdings LLC, Sweetbay Merger Sub LLC and The Global Atlantic Financial Group LLC (incorporated by reference to Exhibit 2.1 to KKR & Co. Inc.’s Current Report on Form 8-K filed on November 29, 2023).

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

4.3
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

4.5
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

4.15	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

4.16	Form of 1.595% Senior Note due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 23, 2018).

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

4.25
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

4.28
First Supplemental Indenture, dated as of February 25, 2020 among KKR Group Finance Co. VII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee(incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.29
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.30	Form of 3.625% Senior Note Due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on February 25, 2020).

4.31
Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.32
First Supplemental Indenture dated as of August 25, 2020 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.33
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VIII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.17 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.34	Form of 3.500% Senior Note due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 25, 2020).

4.35
Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.36
First Supplemental Indenture dated as of March 31, 2021 among KKR Group Finance Co. IX LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.37
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. IX LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.38	Form of 4.625% Subordinated Note due 2061 of KKR Group Finance Co. IX LLC (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.39
Indenture dated as of December 8, 2021 among KKR Group Finance Co. X LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.40
First Supplemental Indenture dated as of December 8, 2021 among KKR Group Finance Co. X LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.41
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. X LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.19 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.42	Form of 3.250% Senior Note due 2051 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.43
Indenture dated as of April 26, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.44
First Supplemental Indenture dated as of April 26, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.45
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XI LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.46	Form of 1.054% Senior Note due 2027 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.47	Form of 1.244% Senior Note due 2029 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.48	Form of 1.437% Senior Note due 2032 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.49	Form of 1.553% Senior Note due 2034 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.50	Form of 1.795% Senior Note due 2037 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.51
Indenture dated as of May 17, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.52
First Supplemental Indenture dated as of May 17, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.53
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XII LLC, KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.21 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.54	Form of 4.850% Senior Note due 2032 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.55
Third Supplemental Indenture, dated as of May 25, 2023, among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.56		Form of 1.428% Senior Note due 2028 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.57		Form of 1.614% Senior Note due 2030 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.58		Form of 1.939% Senior Note due 2033 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.59		Form of 2.312% Senior Note due 2038 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.60		Form of 2.574% Senior Note due 2043 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.61		Form of 2.747% Senior Note due 2053 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

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

10.3		Amendment No. 2 to Third Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P.

10.4
Registration Rights Agreement dated July 14, 2010, by and among KKR & Co. L.P., KKR Holdings L.P. and the persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on July 20, 2010).

10.5	*	Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the KKR & Co. Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 2, 2018).

10.6	*	Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 19, 2021).

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

10.11
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

10.13	†
Sixth Amendment, dated as of November 4, 2022, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto, to the Third Amended and Restated 5-Year Revolving Credit Agreement dated March 20, 2020 (with amended and restated credit agreement annexed thereto)(incorporated by reference to Exhibit 10.12 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2023).

10.14	†
364-Day Revolving Credit Agreement, dated as of April 7, 2023, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings, L.P., Mizuho Bank Ltd., as administrative agent, and the one or more lenders party thereto. (with amended and restated credit agreement annexed thereto) (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 10, 2023).

10.15		Form of Indemnification Agreement for Directors of KKR & Co. Inc.

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
Form of Cliff Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.22 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.23	*
Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.23 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.24	*
Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2023).

10.25	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition). (incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.26	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition) (incorporated by reference to Exhibit 10.26 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2023).

10.27	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition) (incorporated by reference to Exhibit 10.27 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2023).

10.28	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Vesting) (incorporated by reference to Exhibit 10.28 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2023).

10.29	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition)

10.30	*	Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Condition)

10.31	*
Form of Unit Grant Certificate of KKR Holdings L.P. (Co-Chief Executive Officer) (incorporated by reference to Exhibit 10.25 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.32	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Co-Chief Executive Officer) (incorporated by reference to Exhibit 10.26 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	KKR & Co. Inc. Incentive Compensation Clawback Policy.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition as of December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets
(in thousands)
Asset Management
	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Balance Sheet		Balance at End of Period
Year Ended:

December 31, 2021	$23,082	$—	$—		$23,082
December 31, 2022	$23,082	$—	$23,082	(1)	$—
December 31, 2023	$—	$—	$—		$—

(1) A valuation allowance was recorded for deferred tax assets related to foreign loss carryforwards that were not considered to be more likely than not realized prior to their expiration. These deferred taxes and associated valuation allowances were reversed in 2022 as a result of a deconsolidation transaction.

Insurance
	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Charged to Balance Sheet		Balance at End of Period
Year Ended:

December 31, 2021	$—	$—	$—		$—
December 31, 2022	$—	$—	$89,250	(2)	$(89,250)
December 31, 2023	$(89,250)	$—	$—		$(89,250)

(2) A valuation allowance was recorded for deferred tax assets related to unrealized tax capital losses that are not considered to be more likely than not to be realized prior to their expiration. The valuation allowance establishment was allocated to other comprehensive income.

Insurance
	Year Ended December 31, 2023
		Additions
	Balance at Beginning of Period	Charged to costs and expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period

Reserves deducted from assets to which they apply:
Credit loss allowance on available-for-sale securities	$128,332	$168,899	$1,191	$—	$(16,063)	$(13,647)	$268,712
Credit loss allowance on loans	560,228	210,704	—	21,768	—	(190,257)	$602,443
Credit loss allowance on unfunded commitments	55,786	(6,354)	—	—	—	—	$49,432
Credit loss allowance on reinsurance recoverables	41,163	(20,114)	—	—	—	—	$21,049

	Year Ended December 31, 2022
		Additions
	Balance at Beginning of Period	Charged to costs and expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period

Reserves deducted from assets to which they apply:
Credit loss allowance on available-for-sale securities	$88,133	$57,411	$2,554	$—	$(11,925)	$(7,841)	$128,332
Credit loss allowance on loans	374,077	369,296	—	—	—	(183,145)	560,228
Credit loss allowance on unfunded commitments	21,675	34,111	—	—	—	—	55,786
Credit loss allowance on reinsurance recoverables	8,386	32,777	—	—	—	—	41,163

	Year Ended December 31, 2021
		Additions
	Balance at Beginning of Period	Charged to costs and expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period

Reserves deducted from assets to which they apply:
Credit loss allowance on available-for-sale securities	$120,895	$(25,316)	$10,854	$—	$(18,300)	$—	$88,133
Credit loss allowance on loans	120,259	252,979	1,636	—	(797)	—	374,077
Credit loss allowance on unfunded commitments	—	21,675	—	—	—	—	21,675
Credit loss allowance on reinsurance recoverables	—	8,386	—	—	—	—	8,386

SCHEDULE IV—REINSURANCE

	As of December 31, 2023
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life insurance in-force	$81,531,659	$(69,253,317)	$45,073,052	$57,351,394	79%
Premiums and other considerations:
Premiums	$118,535	$(2,281,618)	$4,138,758	$1,975,675	209%
Policy fees	912,931	(94,767)	442,085	1,260,249	35%

	As of December 31, 2022
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life insurance in-force	$87,800,041	$(50,258,155)	$20,664,894	$58,206,780	36%
Premiums and other considerations:
Premiums	$111,602	$(1,342,375)	$2,413,234	$1,182,461	204%
Policy fees	$950,702	$(17,509)	$328,528	$1,261,721	26%

	As of December 31, 2021
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life insurance in-force	$98,911,475	$(53,299,613)	$16,762,152	$62,374,014	27%
Premiums and other considerations:
Premiums	$107,733	$(2,455,580)	$4,573,925	$2,226,078	205%
Policy fees	$850,062	$(1,127)	$288,870	$1,137,805	25%

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 29, 2024
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Executive Chairman, Director	February 29, 2024
Henry R. Kravis

/s/ GEORGE R. ROBERTS	Co-Executive Chairman, Director	February 29, 2024
George R. Roberts

/s/ JOSEPH Y. BAE	Director, Co-Chief Executive Officer	February 29, 2024
Joseph Y. Bae	(principal executive officer)

/s/ SCOTT C. NUTTALL	Director, Co-Chief Executive Officer	February 29, 2024
Scott C. Nuttall	(principal executive officer)

/s/ ADRIANE M. BROWN	Director	February 29, 2024
Adriane M. Brown

/s/ MATTHEW R. COHLER	Director	February 29, 2024
Matthew R. Cohler

/s/ MARY N. DILLON	Director	February 29, 2024
Mary N. Dillon

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director	February 29, 2024
Arturo Gutiérrez Hernández

/s/ XAVIER B. NIEL	Director	February 29, 2024
Xavier B. Niel

/s/ KIMBERLY A. ROSS	Director	February 29, 2024
Kimberly A. Ross

/s/ PATRICIA F. RUSSO	Director	February 29, 2024
Patricia F. Russo

/s/ ROBERT W. SCULLY	Director	February 29, 2024
Robert W. Scully

/s/ EVAN T. SPIEGEL	Director	February 29, 2024
Evan T. Spiegel

Signature	Title	Date

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 29, 2024
Robert H. Lewin