Form 10-Q
period 2024-03-31
KKR & Co. Inc.
filed 2024-05-09
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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

As of May 8, 2024, there were 887,401,714 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," “visibility”, “positioned”, “path to”, “conviction”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding KKR’s business, financial condition, liquidity and results of operations, including capital invested, uncalled commitments, cash and short-term investments, and levels of indebtedness; the potential for future business growth; outstanding shares of common stock of KKR & Co. Inc. and its capital structure; non-GAAP and segment measures and performance metrics, including assets under management (“AUM”), fee paying assets under management (“FPAUM”), Adjusted Net Income, Total Operating Earnings, Total Segment Earnings, Fee Related Earnings ("FRE"), Insurance Operating Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment (including expectations about dividend payments from companies and businesses in the Strategic Holdings segment in the future, the future growth of such companies and businesses, the potential for compounding earnings over a long period of time from such segment, and the belief that such segment is an unconstrained business line); KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies (including the acquisition of Global Atlantic and businesses in our Strategic Holdings segment), internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc. pursuant to which the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes in the future; the implementation or execution of, or results from, any strategic initiatives, including efforts to access private wealth investors and the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and incentive fees. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report" or "report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, references to "KKR," "we," "us" and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its insurance companies and other subsidiaries, "Global Atlantic"), unless the context requires otherwise.
References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. References to our “senior principals” are to our senior employees who hold interests in the Series I preferred stockholder, including Mr. Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to "principals" are to our current and former employees who formerly held interests ("KKR Holdings Units") in KKR Holdings L.P. ("KKR Holdings"), which we acquired on May 31, 2022, pursuant to the Reorganization Agreement, as discussed below. References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“Associates Holdings”), in which carry pool participants are limited partners. Associates Holdings is currently not a subsidiary of KKR & Co. Inc.

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
On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings, KKR Management, Associates Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below was completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. On May 31, 2022, KKR completed the acquisition of KKR Holdings and the 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to our principals. On the "Sunset Date" (which will occur no later than December 31, 2026), KKR will cancel the Series I preferred stock, establish voting rights for all common stock on a one vote per share basis, and acquire control of the carry pool. For more information about the Reorganization Agreement, see Note 1 "Organization" in our financial statements included in this report.
KKR’s asset management business is conducted by Kohlberg Kravis Roberts & Co. L.P. and various other subsidiaries of KKR & Co. Inc. other than Global Atlantic. KKR’s insurance business is operated by Global Atlantic, which KKR acquired a majority controlling interest in on February 1, 2021 ("2021 GA Acquisition"). On January 2, 2024, KKR acquired the remaining minority interests of Global Atlantic held by third party co-investors and Global Atlantic employees in exchange for cash and securities exchangeable for shares of KKR & Co. Inc. common stock (the “2024 GA Acquisition”). As of January 2, 2024, KKR owns 100.0% of Global Atlantic. KJR Management ("KJRM") is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.
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
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock were convertible (for periods prior to the date of its mandatory redemption, which occurred in September 2023), (iii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans") and (iv) shares of common stock issuances from exchangeable securities, including vested partnership interests in KKR Holdings III L.P. Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the Equity Incentive Plans for which equity awards have not yet been granted.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America. We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including Adjusted Net Income, Total Asset Management Segment Revenues, Total Segment Earnings, Total Investing Earnings, Total Operating Earnings, FRE, Insurance Operating Earnings and Strategic Holdings Operating Earnings. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Measures—Reconciliations to GAAP Measures." This report also uses the terms AUM, FPAUM and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Segment and Non-GAAP Performance Measures—Other Terms and Capital Metrics."
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$7,083,931	$8,393,892
Restricted Cash and Cash Equivalents	227,486	116,599
Investments	100,693,987	98,634,801
Due from Affiliates	1,449,394	1,446,852
Other Assets	4,869,575	4,975,223
	114,324,373	113,567,367
Insurance
Cash and Cash Equivalents	$8,524,962	$11,954,675
Restricted Cash and Cash Equivalents	329,149	342,954
Investments	157,747,170	141,370,323
Reinsurance Recoverable	44,160,226	36,617,344
Insurance Intangible Assets	4,856,923	4,450,824
Other Assets	5,607,951	4,883,707
Separate Account Assets	4,223,173	4,107,000
	225,449,554	203,726,827
Total Assets	$339,773,927	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,053,639	$44,886,870
Due to Affiliates	443,219	538,099
Accrued Expenses and Other Liabilities	8,868,372	7,718,415
	54,365,230	53,143,384
Insurance
Policy Liabilities (market risk benefit liabilities: $1,023,053 and $1,120,968, respectively.)	$173,598,686	$160,058,271
Debt Obligations	3,086,113	2,587,857
Funds Withheld Payable at Interest	42,639,725	34,339,522
Accrued Expenses and Other Liabilities	3,384,444	3,256,006
Reinsurance Liabilities	1,564,706	1,423,242
Separate Account Liabilities	4,223,173	4,107,000
	228,496,847	205,771,898
Total Liabilities	282,862,077	258,915,282

	March 31, 2024	December 31, 2023

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$922,093	$615,427

Stockholders' Equity
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 885,010,967 and 885,005,588 shares, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	8,850	8,850
Additional Paid-In Capital	18,032,599	17,549,157
Retained Earnings	10,354,524	9,818,336
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(6,974,780)	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	21,421,193	22,858,694
Noncontrolling Interests (See Note 22)	34,568,564	34,904,791
Total Equity	55,989,757	57,763,485
Total Liabilities and Equity	$339,773,927	$317,294,194

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of March 31, 2024 and December 31, 2023, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	March 31, 2024
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$1,809,877	$1,320,273	$—	$3,130,150
Restricted Cash and Cash Equivalents	—	222,046	—	222,046
Investments	24,961,635	58,005,968	—	82,967,603
Other Assets	446,810	481,088	—	927,898
	27,218,322	60,029,375	—	87,247,697
Insurance
Cash and Cash Equivalents	—	—	971,977	971,977
Investments	—	—	22,073,507	22,073,507
Other Assets	—	—	763,028	763,028
	—	—	23,808,512	23,808,512
Total Assets	$27,218,322	$60,029,375	$23,808,512	$111,056,209

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$25,075,510	$9,031,007	$—	$34,106,517
Accrued Expenses and Other Liabilities	1,087,500	380,741	—	1,468,241
	26,163,010	9,411,748	—	35,574,758
Insurance
Accrued Expenses and Other Liabilities	—	—	325,974	325,974
Total Liabilities	$26,163,010	$9,411,748	$325,974	$35,900,732

	December 31, 2023
	Consolidated CLOs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$1,709,523	$1,162,174	$—	$2,871,697
Restricted Cash and Cash Equivalents	—	110,308	—	110,308
Investments	24,996,298	57,343,237	—	82,339,535
Other Assets	429,827	345,509	—	775,336
	27,135,648	58,961,228	—	86,096,876
Insurance
Cash and Cash Equivalents	—	—	783,015	783,015
Investments	—	—	22,556,040	22,556,040
Other Assets	—	—	491,607	491,607
	—	—	23,830,662	23,830,662
Total Assets	$27,135,648	$58,961,228	$23,830,662	$109,927,538

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$25,276,404	$8,554,449	$—	$33,830,853
Accrued Expenses and Other Liabilities	869,765	488,717	—	1,358,482
	26,146,169	9,043,166	—	35,189,335
Insurance
Accrued Expenses and Other Liabilities	—	—	337,162	337,162
Total Liabilities	$26,146,169	$9,043,166	$337,162	$35,526,497

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2024	2023
Revenues
Asset Management and Strategic Holdings
Fees and Other	$693,526	$677,016
Capital Allocation-Based Income (Loss)	1,262,942	449,018
	1,956,468	1,126,034
Insurance
Net Premiums	6,036,522	473,624
Policy Fees	328,947	313,802
Net Investment Income	1,519,902	1,300,697
Net Investment-Related Gains (Losses)	(241,486)	(123,833)
Other Income	56,385	37,158
	7,700,270	2,001,448
Total Revenues	9,656,738	3,127,482

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,316,448	575,670
Occupancy and Related Charges	23,540	22,149
General, Administrative and Other	277,981	213,689
	1,617,969	811,508
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(101,760) and $146,309, respectively.)	7,261,069	1,527,054
Amortization of Policy Acquisition Costs	(3,752)	44,211
Interest Expense	54,567	40,261
Insurance Expenses	199,236	225,318
General, Administrative and Other	183,855	211,731
	7,694,975	2,048,575
Total Expenses	9,312,944	2,860,083

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	638,162	(159,409)
Dividend Income	245,057	148,167
Interest Income	890,102	728,616
Interest Expense	(754,064)	(576,338)
Total Investment Income (Loss)	1,019,257	141,036

Income (Loss) Before Taxes	1,363,051	408,435

Income Tax Expense (Benefit)	269,201	148,747

	Three Months Ended March 31,
	2024	2023

Net Income (Loss)	1,093,850	259,688
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	32,678	(7,303)
Net Income (Loss) Attributable to Noncontrolling Interests	378,958	(73,003)
Net Income (Loss) Attributable to KKR & Co. Inc.	682,214	339,994

Series C Mandatory Convertible Preferred Stock Dividends	—	17,250

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$682,214	$322,744

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.77	$0.37
Diluted	$0.74	$0.36
Weighted Average Shares of Common Stock Outstanding
Basic	885,005,824	861,108,510
Diluted	925,141,166	887,169,336

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$1,093,850	$259,688

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(200,221)	1,132,752

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	125,180	(137,101)

Foreign Currency Translation Adjustments	(107,161)	(18,238)

Comprehensive Income (Loss)	911,648	1,237,101

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	32,678	(7,303)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	377,478	294,185

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$501,492	$950,219

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$—	—	$1,115,792	22,999,974
End of Period	—	—	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,850	885,005,588	8,611	861,110,478
Clawback of Transfer Restricted Shares	—	—	—	(13,624)
Private Placement Share Issuance	—	5,379	—	—
Net Delivery of Common Stock	—	—	—	7,146
End of Period	8,850	885,010,967	8,611	861,104,000
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	17,549,157		16,190,407
Adoption of New Accounting Standard (See Note 2)	—		93,650
Beginning of Period (as revised for the prior period)	17,549,157		16,284,057
Compensation Modification (See Note 19)	226,011		—
Compensation Modification - Issuance of Holdings III Units (See Note 19)	(53,623)		—
Equity-Based Compensation	79,504		55,415
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	(40,789)		—
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	128,194		—
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	144,145		—
End of Period	18,032,599		16,339,472
Retained Earnings
Beginning of Period (as previously reported for the prior period)	9,818,336		6,315,711
Adoption of New Accounting Standard (See Note 2)	—		385,396
Beginning of Period (as revised for the prior period)	9,818,336		6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	682,214		339,994
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 per share)	—		(17,250)
Common Stock Dividends ($0.165 and $0.155 per share)	(146,026)		(133,470)
End of Period	10,354,524		6,890,381
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(4,517,649)		(5,901,701)
Adoption of New Accounting Standard (See Note 2)	—		599,901
Beginning of Period (as revised for the prior period)	(4,517,649)		(5,301,800)
Other Comprehensive Income (Loss)	(180,722)		610,225
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	21,085		—
End of Period	(6,974,780)		(4,691,575)
Total KKR & Co. Inc. Stockholders' Equity	21,421,193		19,662,681
Noncontrolling Interests (See Note 22)	34,568,564		37,316,569
Total Equity	$55,989,757		$56,979,250

Redeemable Noncontrolling Interests (See Note 23)	$922,093		$144,126

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Income (Loss)	$1,093,850	$259,688
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	183,411	184,135
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	190,905	(99,380)
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(829,067)	258,789
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(1,262,942)	(449,018)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	591,288	953,155
Net Accretion and Amortization	(14,484)	32,180
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	925,399	623,849
Other Non-Cash Amounts	59,030	49,999
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	152,861	242,554
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	583,293	(263,534)
Change in Deferred Policy Acquisition Costs - Insurance	(178,684)	(166,926)
Change in Policy Liabilities and Accruals, Net - Insurance	(89,817)	130,151
Change in Due from / to Affiliates	(101,267)	(145,301)
Change in Other Assets	(19,836)	493,728
Change in Accrued Expenses and Other Liabilities	951,953	699,553
Investments Purchased - Asset Management and Strategic Holdings	(10,454,480)	(9,966,282)
Proceeds from Investments - Asset Management and Strategic Holdings	9,746,020	5,229,772
Net Cash Provided (Used) by Operating Activities	1,527,433	(1,932,888)

Investing Activities
Purchases of Fixed Assets	(17,295)	(23,207)
Investments Purchased - Insurance	(13,726,204)	(8,769,518)
Proceeds from Investments - Insurance	7,528,657	4,956,273
Other Investing Activities, Net - Insurance	16,063	17,919
Net Cash Provided (Used) by Investing Activities	(6,198,779)	(3,818,533)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	—	(17,250)
Common Stock Dividends	(146,026)	(133,470)
Distributions to Redeemable Noncontrolling Interests	(8,265)	(636)
Contributions from Redeemable Noncontrolling Interests	282,253	—
Distributions to Noncontrolling Interests	(1,732,066)	(1,840,303)
Contributions from Noncontrolling Interests	1,434,323	2,468,778
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—
Proceeds from Debt Obligations	5,717,282	3,378,792
Repayment of Debt Obligations	(4,928,299)	(1,858,984)
Additions to Contractholder Deposit Funds - Insurance	7,451,253	4,547,895
Withdrawals from Contractholder Deposit Funds - Insurance	(4,887,018)	(4,060,332)
Reinsurance Transactions, Net of Cash Provided - Insurance	12,198	79,516
Other Financing Activity, Net - Insurance	(528,441)	(491,038)
Net Cash Provided (Used) by Financing Activities	44,964	2,072,968

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,210)	21,603

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(4,642,592)	$(3,656,850)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	20,808,120	13,385,370
Cash, Cash Equivalents and Restricted Cash, End of Period	$16,165,528	$9,728,520

	Three Months Ended March 31,
	2024	2023

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,393,892	$6,705,325
Restricted Cash and Cash Equivalents	116,599	253,431
Total Asset Management and Strategic Holdings	8,510,491	6,958,756
Insurance
Cash and Cash Equivalents	$11,954,675	$6,118,231
Restricted Cash and Cash Equivalents	342,954	308,383
Total Insurance	12,297,629	6,426,614

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$20,808,120	$13,385,370

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$7,083,931	$5,576,121
Restricted Cash and Cash Equivalents	227,486	161,619
Total Asset Management and Strategic Holdings	7,311,417	5,737,740
Insurance
Cash and Cash Equivalents	$8,524,962	$3,713,382
Restricted Cash and Cash Equivalents	329,149	277,398
Total Insurance	8,854,111	3,990,780

Cash, Cash Equivalents and Restricted Cash, End of Period	$16,165,528	$9,728,520

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$745,412	$566,904
Payments for Income Taxes	$39,375	$21,441
Payments for Operating Lease Liabilities	$17,339	$15,281

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$3,879	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$400,122	$(428,559)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$—	$17,167
Investments Acquired through Reinsurance Agreements	$9,996,537	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$1,229,728	$24,083

Change in Consolidation
Investments - Insurance	$—	$(93,545)
Noncontrolling Interests	$—	$(93,545)

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of March 31, 2024, KKR & Co. Inc. held indirectly approximately 99.4% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings").
On January 2, 2024, KKR acquired the remaining minority interests of Global Atlantic held by third party co-investors and Global Atlantic employees in exchange for cash and securities exchangeable for shares of KKR & Co. Inc. common stock (the “2024 GA Acquisition”). The purchase price paid by KKR was approximately $2.6 billion in cash and approximately $41 million in securities exchangeable for shares of KKR & Co. Inc. common stock. Global Atlantic was consolidated prior to January 2, 2024 and consequently, this transaction was accounted for as an equity transaction. At the time of the 2024 GA Acquisition, the carrying value of the noncontrolling interests held by third party co-investors and Global Atlantic employees in Global Atlantic was lower than the purchase price paid by KKR, which was determined by excluding unrealized losses on its available-for-sale portfolio and consistent with the calculation of the purchase price paid by KKR to acquire Global Atlantic in 2021. As such, this transaction resulted in a decrease in KKR & Co. Inc. Stockholders’ Equity.
References to "KKR" in these financial statements refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise, especially in sections where "KKR" is intended to refer to the asset management and strategic holdings businesses only. References in these financial statements to "principals" are to KKR's current and former employees who held interests in KKR's business through KKR Holdings prior to the Reorganization Mergers (as defined below). References to "Global Atlantic" in these financial statements includes the insurance companies and other subsidiaries of Global Atlantic, which are consolidated by KKR.
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

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2023 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission ("SEC") on February 29, 2024 (our "Annual Report"), and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
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
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the newly-formed Strategic Holdings segment (see Note 21 - "Segment Reporting"), each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR. (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
In the ordinary course of business, KKR’s Asset Management business, Strategic Holdings business and Insurance business enter into transactions with each other, which may include transactions pursuant to their investment management agreements and certain financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets designated to support such borrowings. All of the investment management and financing arrangements amongst KKR segments are eliminated in consolidation.
All intercompany transactions and balances have been eliminated.
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the three months ended March 31, 2024, there were no significant updates to KKR’s significant accounting policies.

Notes to Financial Statements (Continued)
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the recognition and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, investment income (loss) and income taxes during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, including market risk benefits, (vi) the valuation of embedded derivatives in policy liabilities and funds withheld, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business.
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
Compensation and Benefits
Carry Pool Allocation
With respect to our funds that provide for carried interest, KKR allocates a portion of the realized and unrealized carried interest that KKR earns to Associates Holdings, which is referred to as the carry pool, from which KKR's asset management employees and certain other carry pool participants are eligible to receive a carried interest allocation. The allocation is determined based upon a fixed arrangement between Associates Holdings and KKR, and KKR does not exercise discretion on whether to make an allocation to the carry pool upon a realization event. KKR refers to the portion of carried interest that KKR allocates to the carry pool as the carry pool percentage.
As of December 31, 2023, the carry pool percentage was fixed at 40%, 43% or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at 43%, and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool. Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of these fixed percentages of up to 80% for all funds.
This increase to the carry pool percentage was approved by a majority of KKR's independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of KKR's independent directors. For funds that closed after December 31, 2023, the carry pool percentage is fixed at 80%. For funds that closed prior to December 31, 2023, the carry pool percentage is calculated at a fixed percentage of 40%, 43% or 65% (depending on the fund’s vintage) for carried interest realized up to a high water mark, which was established based on the unrealized carried interest balance that existed on January 2, 2024, plus an additional percentage amount up to 80% based on a formulaic allocation, only if the unrealized carried interest balance at any period end exceeds the high water mark. This imposes a limitation of the carry pool allocation for such funds based on the amount of cumulative unrealized carried interest income earned subsequent to December 31, 2023.
For funds that closed before December 31, 2023, if the cumulative carried interest subsequent to December 31, 2023 is not sufficient to fund this formulaic allocation, the allocation of carried interest reverts to the carry pool percentage in effect before this modification. As such, upon modification of the carry pool percentage effective on January 2, 2024, the cumulative unrealized carried interest was not sufficient to fund the additional formulaic allocation percentage in excess of the pre-existing 40%, 43% and 65% carry pool percentages, and therefore no incremental expense was recognized as of such date. The carry pool percentage applicable for all funds that closed prior to December 31, 2023 will not be less than their applicable carry pool percentages of 40%, 43% or 65% prior to December 31, 2023, and will not be more than 80%. The intent of this modification is that for all funds that closed prior to January 2, 2024, upon the final liquidation of each fund, realized carried interest distributed will equal the historical fund carry pool allocations up to the high water mark and only distributions of realized carried interest in excess of the high water mark will be distributed at 80 percent if and only if the unrealized carried interest balance at any period end exceeds the high water mark. Under no circumstance would a distribution of carried interest exceed 80% of the total allocable carried interest at any time.

Notes to Financial Statements (Continued)
KKR accounts for the carry pool as a compensatory profit-sharing arrangement in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and it is recorded as compensation expense. The liability that is recorded in each period reflects the legal entitlement of Associates Holdings at each point in time should the total unrealized carried interest be realized at the value recorded at each reporting date. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
Adoption of new accounting pronouncements
Fair value measurement of equity securities subject to contractual sale restrictions
In June 2022, the FASB issued ASU 2022–03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” ("ASU 2022–03"). According to ASU 2022-03, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and an entity is not allowed to recognize a contractual sale restriction as a separate unit of account.
ASU 2022–03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. KKR adopted this accounting standard effective January 1, 2024 and its adoption on a prospective basis did not have any material impact on KKR's consolidated financial statements.
Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued ASU 2023–02 "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" ("ASU 2023–02") to expand the population of investments in tax credit structures that may be eligible to apply the proportional amortization method (“PAM”), if certain criteria are met. The election to use the PAM can be made on a tax credit program-by-program basis. Under the new guidance, certain disclosures are required for investments in tax credit programs for which the PAM is elected. The guidance is effective for fiscal years beginning after December 15, 2023. KKR adopted this accounting standard effective January 1, 2024 and its adoption did not have any material impact on KKR's consolidated financial statements.
Future application of accounting standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023–07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023–07"). ASU 2023–07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. KKR is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024–01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024–01”). ASU 2024–01 amends the guidance in Accounting Standard Codification 718 (“ASC 718”) by adding an illustrative example to demonstrate and clarify how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as a share-based payment arrangement under ASC 718 or another standard. ASU 2024–01 will be effective for KKR’s reporting period ended March 31, 2025. KKR is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023–09 "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. KKR is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

Notes to Financial Statements (Continued)
3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three months ended March 31, 2024 and 2023, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended March 31,
	2024	2023
Management Fees	$486,754	$453,093
Fee Credits	(94,046)	(57,531)
Transaction Fees	218,618	209,839
Monitoring Fees	48,967	29,853
Incentive Fees	6,626	6,413
Expense Reimbursements	8,093	15,544
Consulting Fees	18,514	19,805
Total Fees and Other	693,526	677,016

Carried Interest	1,144,928	343,070
General Partner Capital Interest	118,014	105,948
Total Capital Allocation-Based Income (Loss)	1,262,942	449,018

Total Revenues	$1,956,468	$1,126,034

Notes to Financial Statements (Continued)
4. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(12,676)	$348,441	$335,765
Credit (1)	57,430	(81,451)	(24,021)
Investments of Consolidated CFEs (1)	5,005	96,973	101,978
Real Assets (1)	(109,398)	(105,223)	(214,621)
Equity Method - Other (1)	102,903	87,540	190,443
Other Investments (1)	(269,858)	345,478	75,620
Foreign Exchange Forward Contracts and Options (2)	35,139	148,203	183,342
Securities Sold Short (2)	(7,169)	(2,093)	(9,262)
Other Derivatives (2)	87	2,363	2,450
Debt Obligations and Other (3)	7,632	(11,164)	(3,532)
Net Gains (Losses) From Investment Activities	$(190,905)	$829,067	$638,162

	Three Months Ended March 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$199,081	$(36,664)	$162,417
Credit (1)	(22,963)	104,775	81,812
Investments of Consolidated CFEs (1)	(5,017)	317,881	312,864
Real Assets (1)	9,434	(325,909)	(316,475)
Equity Method - Other (1)	39,219	29,505	68,724
Other Investments (1)	(112,663)	(519)	(113,182)
Foreign Exchange Forward Contracts and Options (2)	(58,635)	36,269	(22,366)
Securities Sold Short (2)	(3,475)	2,241	(1,234)
Other Derivatives (2)	(2,122)	14,330	12,208
Debt Obligations and Other (3)	56,521	(400,698)	(344,177)
Net Gains (Losses) From Investment Activities	$99,380	$(258,789)	$(159,409)
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
The components of net investment income were as follows:

	Three Months Ended March 31,
	2024	2023
Fixed maturity securities – interest and other income	$1,327,010	$1,050,796
Mortgage and other loan receivables	559,682	459,146
Investments in transportation and other leased assets	78,460	76,188
Investments in renewable energy	13,591	20,583
Investments in real estate	45,979	36,101
Short-term and other investment income	167,331	77,616
Income assumed from funds withheld receivable at interest	22,233	22,101
Policy loans	24,503	10,277
Income ceded to funds withheld payable at interest	(519,999)	(301,223)
Gross investment income	1,718,790	1,451,585
Less investment expenses:
Investment management and administration	117,089	85,341
Transportation and renewable energy asset depreciation and maintenance	50,151	49,162
Interest expense on derivative collateral and repurchase agreements	31,648	16,385
Net investment income	$1,519,902	$1,300,697
6. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related gains (losses) from insurance operations primarily consists of (i) realized gains (losses) from the disposal of investments, (ii) unrealized gains (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains (losses) on funds withheld receivable and payable at interest, (iv) unrealized gains (losses) from derivatives (excluding certain derivatives designated as hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Three Months Ended March 31,
	2024	2023
Realized (losses) gains on available-for-sale fixed maturity debt securities	$(28,157)	$3,432
Credit loss allowances on available-for-sale securities	29,367	(76,318)
Credit loss allowances on mortgage and other loan receivables	(126,902)	(64,111)
Allowances on unfunded commitments	(4,578)	(8,000)
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	—	(26,741)
Unrealized (losses) gains on fixed maturity securities classified as trading	(99,579)	376,290
Unrealized losses on investments recognized under the fair-value option	(42,207)	(55,773)
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(78,011)	63,192
Net gains (losses) on derivative instruments	100,968	(348,225)
Realized gains on funds withheld payable at interest portfolio	24,287	3,980
Realized (losses) gains on funds withheld receivable at interest portfolio	(2,286)	17,733
Other realized losses	(14,388)	(9,292)
Net investment-related gains (losses)	$(241,486)	$(123,833)

Notes to Financial Statements (Continued)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$49,008	$219,704	$268,712	$1,298	$127,034	$128,332
Initial credit loss allowance recognized on securities with no previously recognized allowance	8,694	877	9,571	151	45,200	45,351
Accretion of initial credit loss allowance on PCD securities	—	163	163	—	351	351
Reductions due to sales (or maturities, pay downs or prepayments) during the period of securities with a previously recognized credit loss allowance	(60)	(5,859)	(5,919)	—	(3,887)	(3,887)
Net additions / reductions for securities with a previously recognized credit loss allowance	(5,094)	(33,844)	(38,938)	—	30,967	30,967
Balances charged off	(23,629)	—	(23,629)	—	—	—
Balance, as of end of period	$28,919	$181,041	$209,960	$1,449	$199,665	$201,114
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of beginning of period	$319,631	$107,204	$175,608	$602,443	$227,315	$125,824	$207,089	$560,228
Net provision (release)	57,156	(5,141)	74,887	126,902	20,111	10,316	33,684	64,111
Charge-offs	(16,379)	(639)	(41,439)	(58,457)	—	(1,693)	(35,372)	(37,065)
Recoveries of amounts previously charged-off	—	—	5,108	5,108	—	—	1,826	1,826
Balance, as of end of period	$360,408	$101,424	$214,164	$675,996	$247,426	$134,447	$207,227	$589,100
Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended March 31,
	2024	2023
AFS fixed maturity securities:
Proceeds from voluntary sales	$1,999,289	$1,406,925
Gross gains	$8,359	$15,464
Gross losses	$(16,544)	$(10,044)

Notes to Financial Statements (Continued)
7. INVESTMENTS
Investments consist of the following:

	March 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Private Equity	$33,672,500	$32,742,484
Credit	8,401,513	8,274,904
Investments of Consolidated CFEs	24,961,635	24,996,298
Real Assets	11,973,032	12,000,008
Equity Method - Other	8,217,489	8,163,831
Equity Method - Capital Allocation-Based Income	8,950,579	7,877,904
Other Investments	4,517,239	4,579,372
Investments - Asset Management and Strategic Holdings	$100,693,987	$98,634,801

Insurance
Fixed maturity securities, available-for-sale, at fair value(1)	$74,048,277	$69,414,188
Mortgage and other loan receivables	41,215,981	39,177,927
Fixed maturity securities, trading, at fair value(2)	27,984,949	18,805,470
Other investments	10,241,161	9,683,326
Funds withheld receivable at interest	2,673,723	2,713,645
Policy loans	1,561,608	1,556,030
Equity securities at fair value	21,471	19,737
Investments - Insurance	$157,747,170	$141,370,323

Total Investments	$258,441,157	$240,005,124
(1)Amortized cost of $83.5 billion and $78.7 billion, net of credit loss allowances of $210.0 million and $268.7 million, respectively.
(2)Amortized cost of $29.8 billion and $20.5 billion, respectively. Trading fixed maturity securities are held to back funds withheld payable at interest. The investment performance on these investments are ceded to third-party reinsurers.

As of March 31, 2024 and December 31, 2023, there were no investments which represented greater than 5% of total investments.

Notes to Financial Statements (Continued)
Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of March 31, 2024			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$3,621,287	$—	$43,351	$(81,879)	$3,582,759
U.S. state, municipal and political subdivisions	5,530,066	—	23,263	(1,011,431)	4,541,898
Corporate	46,971,213	(28,919)	163,284	(6,850,383)	40,255,195
Residential mortgage-backed securities, or “RMBS”	10,497,867	(122,870)	31,290	(715,753)	9,690,534
Commercial mortgage-backed securities, or “CMBS”	7,846,132	(35,630)	9,321	(581,330)	7,238,493
Collateralized bond obligations, or “CBOs”	2,839,214	(1,197)	—	(142,271)	2,695,746
CLOs	3,341,591	(9,649)	10,521	(42,526)	3,299,937
Asset-backed securities, or “ABSs”	2,874,043	(11,695)	17,654	(136,287)	2,743,715
Total AFS fixed maturity securities	$83,521,413	$(209,960)	$298,684	$(9,561,860)	$74,048,277
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(10.7) million.

	Cost or amortized cost	Allowance for Credit Losses (1)(2)	Gross unrealized		Fair value
As of December 31, 2023			gains	losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$1,209,507	$—	$62,514	$(68,929)	$1,203,092
U.S. state, municipal and political subdivisions	5,562,826	—	29,699	(985,133)	4,607,392
Corporate	46,378,337	(49,008)	211,570	(6,592,143)	39,948,756
RMBS	8,734,629	(152,067)	38,206	(674,550)	7,946,218
CMBS	7,491,743	(35,953)	4,195	(731,358)	6,728,627
CBOs	2,951,511	(1,214)	—	(143,818)	2,806,479
CLOs	3,493,731	(19,077)	6,483	(52,365)	3,428,772
ABSs	2,901,573	(11,393)	14,358	(159,686)	2,744,852
Total AFS fixed maturity securities	$78,723,857	$(268,712)	$367,025	$(9,407,982)	$69,414,188
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

Notes to Financial Statements (Continued)
The maturity distribution for AFS fixed maturity securities is as follows:

As of March 31, 2024	Cost or amortized cost (net of allowance)	Fair value
Due in one year or less	$1,582,351	$1,527,973
Due after one year through five years	14,708,223	14,259,600
Due after five years through ten years	8,802,878	8,289,300
Due after ten years	31,000,195	24,302,979
Subtotal	56,093,647	48,379,852
RMBS	10,374,997	9,690,534
CMBS	7,810,502	7,238,493
CBOs	2,838,017	2,695,746
CLOs	3,331,942	3,299,937
ABSs	2,862,348	2,743,715
Total AFS fixed maturity securities	$83,311,453	$74,048,277
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less than 12 months		12 months or more		Total
As of March 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$683,724	$(11,291)	$194,595	$(70,588)	$878,319	$(81,879)
U.S. state, municipal and political subdivisions	158,009	(3,405)	3,748,828	(1,008,026)	3,906,837	(1,011,431)
Corporate	4,496,293	(175,062)	26,091,489	(6,675,321)	30,587,782	(6,850,383)
RMBS	2,844,225	(86,123)	4,342,132	(629,630)	7,186,357	(715,753)
CMBS	271,541	(1,838)	5,962,927	(579,492)	6,234,468	(581,330)
CBOs	1,817	(169)	2,693,929	(142,102)	2,695,746	(142,271)
CLOs	591,577	(1,202)	619,979	(41,324)	1,211,556	(42,526)
ABSs	322,632	(8,046)	1,789,721	(128,241)	2,112,353	(136,287)
Total AFS fixed maturity securities in a continuous loss position	$9,369,818	$(287,136)	$45,443,600	$(9,274,724)	$54,813,418	$(9,561,860)

	Less than 12 months		12 months or more		Total
As of December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturity securities portfolio by type:
U.S. government and agencies	$94,807	$(2,512)	$198,750	$(66,417)	$293,557	$(68,929)
U.S. state, municipal and political subdivisions	112,468	(4,140)	3,829,447	(980,993)	3,941,915	(985,133)
Corporate	4,360,234	(189,026)	27,108,292	(6,403,117)	31,468,526	(6,592,143)
RMBS	1,371,230	(66,550)	4,354,902	(608,000)	5,726,132	(674,550)
CMBS	332,095	(4,535)	6,031,766	(726,823)	6,363,861	(731,358)
CBOs	1,867	(118)	2,804,612	(143,700)	2,806,479	(143,818)
CLOs	246,728	(868)	1,679,813	(51,497)	1,926,541	(52,365)
ABSs	553,438	(15,760)	1,742,373	(143,926)	2,295,811	(159,686)
Total AFS fixed maturity securities in a continuous loss position	$7,072,867	$(283,509)	$47,749,955	$(9,124,473)	$54,822,822	$(9,407,982)

Notes to Financial Statements (Continued)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $647.8 million and $694.6 million as of March 31, 2024 and December 31, 2023, respectively. The single largest unrealized loss on AFS fixed maturity securities was $53.1 million and $53.4 million as of March 31, 2024 and December 31, 2023, respectively. Global Atlantic had 5,940 and 5,886 securities in an unrealized loss position as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 4,875 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	March 31, 2024	December 31, 2023
Commercial mortgage loans(1)	$22,159,689	$21,861,245
Residential mortgage loans(1)	14,728,782	12,722,778
Consumer loans	4,225,078	4,424,882
Other loan receivables(2)	778,428	771,465
Total mortgage and other loan receivables	41,891,977	39,780,370
Allowance for credit losses(3)	(675,996)	(602,443)
Total mortgage and other loan receivables, net of allowance for credit losses	$41,215,981	$39,177,927
(1)Includes $686.9 million and $697.4 million of loans carried at fair value using the fair value option as of March 31, 2024 and December 31, 2023, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $779.8 million and $785.2 million as of March 31, 2024 and December 31, 2023, respectively.
(2)As of March 31, 2024 and December 31, 2023, other loan receivables consisted primarily of loans collateralized by aircraft of $337.0 million and $315.4 million, respectively, and loans collateralized by residential mortgages of $200 million.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(86.5) million and $(91.7) million as of March 31, 2024 and December 31, 2023, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of March 31, 2024:

Years	Residential	Commercial	Total mortgage loans
Remainder of 2024	$87,916	$2,248,670	$2,336,586
2025	14,602	3,780,919	3,795,521
2026	767,423	6,547,221	7,314,644
2027	802,349	3,560,252	4,362,601
2028	135,238	1,448,707	1,583,945
2029	13,882	672,159	686,041
Thereafter	12,907,372	3,901,761	16,809,133
Total	$14,728,782	$22,159,689	$36,888,471
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Notes to Financial Statements (Continued)
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage loans – carrying value by geographic region	March 31, 2024		December 31, 2023
Pacific	$9,339,086	25.3%	$8,649,256	25.0%
West South Central	4,646,656	12.6%	4,202,501	12.2%
South Atlantic	10,251,281	27.8%	9,653,955	27.9%
Middle Atlantic	4,658,931	12.6%	4,436,129	12.8%
East North Central	1,241,368	3.4%	1,166,460	3.4%
Mountain	3,390,723	9.2%	3,262,801	9.4%
New England	1,510,263	4.1%	1,470,741	4.3%
East South Central	791,429	2.1%	731,053	2.1%
West North Central	412,522	1.1%	358,609	1.0%
Other regions	646,212	1.8%	652,518	1.9%
Total by geographic region	$36,888,471	100.0%	$34,584,023	100.0%

Mortgage loans – carrying value by property type	March 31, 2024		December 31, 2023
Residential	$14,728,782	39.9%	$12,722,778	36.8%
Office building	4,585,908	12.4%	4,586,277	13.3%
Multi-family	11,463,511	31.1%	11,495,638	33.2%
Industrial	4,514,193	12.2%	4,415,819	12.8%
Retail	493,402	1.3%	493,596	1.4%
Warehouse	304,257	0.8%	291,116	0.8%
Other property types	798,418	2.3%	578,799	1.7%
Total by property type	$36,888,471	100.0%	$34,584,023	100.0%
As of March 31, 2024 and December 31, 2023, Global Atlantic had $586.6 million and $510.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Notes to Financial Statements (Continued)
Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of March 31, 2024 and December 31, 2023:

	By year of origination
Performance status as of March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgage loans
Gross charge-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$(16,379)	$(16,379)

Current	$305,720	$3,604,283	$6,371,836	$6,558,483	$624,212	$4,291,434	$21,755,968
30 to 59 days past due	—	—	—	45,651	—	—	45,651
60 to 89 days past due	—	—	—	—	—	9,494	9,494
90 days or more past due or in process of foreclosure	—	—	—	225,345	36,890	86,341	348,576
Total commercial mortgage loans	$305,720	$3,604,283	$6,371,836	$6,829,479	$661,102	$4,387,269	$22,159,689
Residential mortgage loans
Gross charge-offs for the three months ended March 31, 2024	$—	$(7)	$(47)	$(165)	$—	$(420)	$(639)

Current	$924,330	$3,824,892	$1,975,866	$4,446,268	$1,395,241	$1,620,715	$14,187,312
30 to 59 days past due	—	74,901	29,106	42,586	2,629	97,015	246,237
60 to 89 days past due	—	7,956	4,341	13,765	1,042	30,082	57,186
90 days or more past due or in process of foreclosure	—	7,486	22,251	72,722	12,693	122,895	238,047
Total residential mortgage loans	$924,330	$3,915,235	$2,031,564	$4,575,341	$1,411,605	$1,870,707	$14,728,782
Consumer loans
Gross charge-offs for the three months ended March 31, 2024	$—	$(468)	$(5,390)	$(21,344)	$(5,878)	$(8,296)	$(41,376)

Current	$352	$128,601	$470,761	$1,638,834	$666,875	$1,209,943	$4,115,366
30 to 59 days past due	—	817	4,100	26,119	4,216	16,359	51,611
60 to 89 days past due	—	226	2,635	11,742	2,391	8,601	25,595
90 days or more past due or in process of foreclosure	—	1,033	4,163	13,223	4,003	10,084	32,506
Total consumer loans	$352	$130,677	$481,659	$1,689,918	$677,485	$1,244,987	$4,225,078
Total mortgage and consumer loan receivables	$1,230,402	$7,650,195	$8,885,059	$13,094,738	$2,750,192	$7,502,963	$41,113,549

Notes to Financial Statements (Continued)

	By year of origination
Performance status as of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgage loans
Gross charge-offs for the year ended December 31, 2023	$—	$—	$—	$—	$(14,000)	$(7,616)	$(21,616)

Current	$3,600,652	$6,278,419	$6,633,293	$624,457	$1,395,717	$2,969,381	$21,501,919
30 to 59 days past due	—	—	—	—	—	—	—
60 to 89 days past due	—	—	—	—	—	79,635	79,635
90 days or more past due or in process of foreclosure	—	—	182,069	36,859	—	60,763	279,691
Total commercial mortgage loans	$3,600,652	$6,278,419	$6,815,362	$661,316	$1,395,717	$3,109,779	$21,861,245
Residential mortgage loans
Gross charge-offs for the year ended December 31, 2023	$(6)	$(1,228)	$(2,244)	$(913)	$(1,412)	$(2,373)	$(8,176)

Current	$2,794,600	$1,981,373	$4,518,357	$1,358,200	$221,566	$1,365,231	$12,239,327
30 to 59 days past due	43,432	22,291	37,082	3,554	5,461	84,079	195,899
60 to 89 days past due	8,467	8,520	9,991	1,437	1,389	26,565	56,369
90 days or more past due or in process of foreclosure	2,518	19,326	72,753	12,048	9,265	115,273	231,183
Total residential mortgage loans	$2,849,017	$2,031,510	$4,638,183	$1,375,239	$237,681	$1,591,148	$12,722,778
Consumer loans
Gross charge-offs for the year ended December 31, 2023	$(185)	$(18,117)	$(83,147)	$(23,273)	$(15,740)	$(19,783)	$(160,245)

Current	$109,393	$497,113	$1,726,280	$701,655	$610,988	$656,270	$4,301,699
30 to 59 days past due	1,707	4,229	28,966	5,082	4,497	12,686	57,167
60 to 89 days past due	1,193	2,548	14,872	3,298	2,561	6,756	31,228
Over 90 days past due	2,597	3,991	13,461	4,281	3,907	6,551	34,788
Total consumer loans	114,890	507,881	1,783,579	714,316	621,953	682,263	4,424,882
Total mortgage and consumer loan receivables	$6,564,559	$8,817,810	$13,237,124	$2,750,871	$2,255,351	$5,383,190	$39,008,905
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of March 31, 2024 and December 31, 2023:

Loan-to-value as of March 31, 2024, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2024	$305,720	$—	$—	$305,720
2023	3,604,283	—	—	3,604,283
2022	6,005,991	365,845	—	6,371,836
2021	4,832,069	1,554,835	442,575	6,829,479
2020	496,247	92,789	72,066	661,102
2019	1,252,234	54,992	37,695	1,344,921
Prior	2,814,723	53,510	174,115	3,042,348
Total commercial mortgage loans	$19,311,267	$2,121,971	$726,451	$22,159,689

Notes to Financial Statements (Continued)

Loan-to-value as of December 31, 2023, by year of origination	Carrying value loan-to-value 70% and less	Carrying value loan-to-value 71% - 90%	Carrying value loan-to-value over 90%	Total carrying value
2023	$3,600,652	$—	$—	$3,600,652
2022	5,912,623	365,796	—	6,278,419
2021	5,110,011	1,483,763	221,588	6,815,362
2020	496,085	93,210	72,021	661,316
2019	1,257,983	93,661	44,073	1,395,717
2018	881,620	52,640	114,989	1,049,249
Prior	1,991,780	—	68,750	2,060,530
Total commercial mortgage loans	$19,250,754	$2,089,070	$521,421	$21,861,245
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 64% and 63% as of March 31, 2024 and December 31, 2023, respectively.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the three months ended March 31, 2024 and 2023:

Three months ended March 31, 2024 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$37,695	$37,695	0.17%
Residential mortgage loans	2,649	—	8,150	5,334	16,133	0.11%
Consumer loans	965	522	11,985	9,036	22,508	0.53%
Total	$3,614	$522	$20,135	$52,065	$76,336
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

Three months ended March 31, 2023 by loan type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of total carrying value outstanding
Commercial mortgage loans	$—	$—	$—	$66,813	$66,813	0.35%
Residential mortgage loans	725	190	28,686	522	30,123	0.28%
Consumer loans	1,251	—	—	—	1,251	0.03%
Total	$1,976	$190	$28,686	$67,335	$98,187
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

Notes to Financial Statements (Continued)
All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 3.0% and 5.5%, for the three months ended March 31, 2024 and 2023, respectively. The maturity extensions for these loans added a weighted-average of 3.0 years and 1.0 year to the life of the loans, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, Global Atlantic has commitments to lend additional funds of $3.8 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended March 31, 2024:

Performance status as of March 31, 2024 by loan type	Current	30-59 days past due	60-89 days past due	90 days or more past due or in process of foreclosure	Total
Commercial mortgage loans	$490,584	$—	$—	$—	$490,584
Residential mortgage loans	21,581	2,758	828	10,669	35,836
Consumer loans	56,993	9,163	3,399	2,605	72,160
Total(1)	$569,158	$11,921	$4,227	$13,274	$598,580
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. In addition, certain loans that were modified in prior quarters have since been repaid in full.
Other investments
Other investments consist of the following:

	March 31, 2024	December 31, 2023
Investments in real estate(1)	$4,737,200	$4,778,431
Investments in renewable energy(2)	1,326,992	1,348,080
Investments in transportation and other leased assets(3)	3,013,664	2,972,469
Other investment funds and partnerships	753,742	179,469
Federal Home Loan Bank (FHLB) common stock and other investments	409,563	404,877
Total other investments	$10,241,161	$9,683,326
(1)Investments in real estate are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $163.5 million and $154.1 million as of March 31, 2024 and December 31, 2023, respectively.
(3)Net of accumulated depreciation of $342.9 million and $313.6 million as of March 31, 2024 and December 31, 2023, respectively.
The total amount of other investments accounted for using the equity method of accounting was $762.1 million and $143.3 million as of March 31, 2024 and December 31, 2023, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $23.7 million and $19.7 million as of March 31, 2024 and December 31, 2023, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $138.5 million and $175.3 million as of March 31, 2024 and December 31, 2023, respectively.
Repurchase agreement transactions
As of March 31, 2024 and December 31, 2023, Global Atlantic participated in repurchase agreements with a notional value of $843.2 million and $1.4 billion, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.

Notes to Financial Statements (Continued)
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of March 31, 2024 and December 31, 2023 is presented in the following tables:

As of March 31, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$836,566	$979	$837,545
Residential mortgage loans	—	224	25,735	26,513	52,472
Total assets pledged	$—	$224	$862,301	$27,492	$890,017

As of December 31, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS corporate securities	$—	$—	$524,411	$849,368	$1,373,779
Residential mortgage loans	—	39,289	—	—	39,289
Total assets pledged	$—	$39,289	$524,411	$849,368	$1,413,068
Other pledges and restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $131.7 million (accounted for at cost basis) of stock in FHLBs as of both March 31, 2024 and December 31, 2023. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $3.5 billion and $3.6 billion as of March 31, 2024 and December 31, 2023, respectively.
Insurance – statutory deposits
As of March 31, 2024 and December 31, 2023, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $146.0 million and $148.5 million, respectively.

Notes to Financial Statements (Continued)
8. DERIVATIVES
Asset Management and Strategic Holdings
KKR and certain of its consolidated funds have entered into derivative transactions as part of its overall risk management for its investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $181.7 million and $133.0 million as of March 31, 2024 and December 31, 2023, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of March 31, 2024	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$17,908,773	$294,511	$321,024
Other Derivatives	824,134	4,258	17
Total Asset Management and Strategic Holdings	$18,732,907	$298,769	$321,041

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$8,770,500	$—	$421,859
Foreign currency contracts	2,199,012	35,573	35,332
Total derivatives designated as hedge accounting instruments	$10,969,512	$35,573	$457,191
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$28,140,901	$182,268	$303,621
Equity market contracts	35,709,220	1,708,083	199,924
Foreign currency contracts	1,379,435	75,026	44,523
Other contracts	60,996	957	514
Total derivatives not designated as hedge accounting instruments	$65,290,552	$1,966,334	$548,582
Impact of netting(2)	—	(1,973,523)	(851,062)
Total Insurance(1)	$76,260,064	$28,384	$154,711

Fair value included within total assets and liabilities	$94,992,971	$327,153	$475,752
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $114.0 million and the fair value of these embedded derivatives related to liabilities was $2.0 billion as of March 31, 2024.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$15,771,463	$264,621	$441,608
Other Derivatives	374,604	4,792	2,382
Total Asset Management and Strategic Holdings	$16,146,067	$269,413	$443,990

Insurance
Derivatives designated as hedge accounting instruments:
Interest rate contracts	$7,320,500	$—	$372,212
Foreign currency contracts	2,302,335	24,278	73,478
Total derivatives designated as hedge accounting instruments	$9,622,835	$24,278	$445,690
Derivatives not designated as hedge accounting instruments:
Interest rate contracts	$22,259,423	$284,067	$306,244
Equity market contracts	35,203,206	1,480,875	248,127
Foreign currency contracts	1,331,345	65,803	56,616
Other contracts	60,000	—	600
Total derivatives not designated as hedge accounting instruments	$58,853,974	$1,830,745	$611,587
Impact of netting(2)	—	(1,809,329)	(911,080)
Total Insurance(1)	$68,476,809	$45,694	$146,197

Fair value included within total assets and liabilities	$84,622,876	$315,107	$590,187
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
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of March 31, 2024		As of December 31, 2023
	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)	Carrying amount of hedged assets/(liabilities)	Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets/(liabilities)(1)
AFS fixed maturity securities(2)	$2,168,807	$(45,116)	$2,324,364	$80,210
Debt	(2,307,233)	(202,919)	(1,608,294)	(165,817)
Policy liabilities	(5,058,716)	(272,648)	(4,380,048)	(255,308)
(1)Includes $23.4 million and $27.8 million of hedging adjustments on discontinued hedging relationships as of March 31, 2024 and December 31, 2023, respectively.
(2)Carrying amount is the amortized cost for AFS debt securities.
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. These arrangements are hedging purchases through December 2027 and are expected to affect earnings until 2053. Regression analysis is used to assess the effectiveness of these hedges.
As of March 31, 2024 and December 31, 2023, there was a cumulative loss of $(158.2) million and $(126.9) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
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

Notes to Financial Statements (Continued)
Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

		Three Months Ended March 31, 2024
	Net Gains (Losses) from Investment Activities	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$—	$(63,695)	$(52,695)	$—
Foreign currency contracts	—	49,541	982	—	—	(4,690)
Total gains (losses) on derivatives designated as hedge instruments	$—	$49,541	$982	$(63,695)	$(52,695)	$(4,690)
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$—	$63,695	$52,695	$—
Foreign currency contracts	—	(45,116)	—	—	—	—
Total gains (losses) on hedged items	$—	$(45,116)	$—	$63,695	$52,695	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$—	$6,381	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	—	6,381	—	—	—	—
Total gains (losses) on fair value hedges, net of hedged items	$—	$10,806	$982	$—	$—	$(4,690)
Cash flow hedges
Interest rate contracts	$—	$—	$(845)	$—	$—	$(31,288)
Total gains (losses) on cash flow hedges	$—	$—	$(845)	$—	$—	$(31,288)
Derivatives not designated as hedge accounting instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$183,342	$—	$—	$—	$—	$—
Other Derivatives	2,450	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$185,792	$—	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$—	$25,330	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	—	95,441	—	—	—	—
Equity index options	—	257,103	—	—	—	—
Equity future contracts	—	(63,516)	—	—	—	—
Interest rate contracts	—	(249,295)	—	—	—	—
Foreign exchange and other derivative contracts	—	25,099	—	—	—	—
Total gains (losses) on derivatives not designated as hedge accounting instruments from Insurance Activities	$—	$90,162	$—	$—	$—	$—
Total	$185,792	$100,968	$137	$—	$—	$(35,978)

Notes to Financial Statements (Continued)

		Three Months Ended March 31, 2023
	Net Gains (Losses) from Investment Activities	Net investment-related gains (losses)	Net investment income	Net policy benefits and claims	Interest expense	Change in AOCI
Derivatives designated as hedge accounting instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest rate contracts	$—	$—	$—	$34,557	$20,104	$—
Foreign currency contracts	—	(35,388)	—	—	—	9,280
Total gains (losses) on derivatives designated as hedge instruments	$—	$(35,388)	$—	$34,557	$20,104	$9,280
Gains (losses) on hedged items:
Interest rate contracts	$—	$—	$—	$(34,557)	$(20,104)	$—
Foreign currency contracts	—	29,624	—	—	—	—
Total gains (losses) on hedged items	$—	$29,624	$—	$(34,557)	$(20,104)	$—
Amortization for gains (losses) excluded from assessment of effectiveness:
Foreign currency contracts	$—	$6,826	$—	$—	$—	$—
Total amortization for gains (losses) excluded from assessment of effectiveness	$—	$6,826	$—	$—	$—	$—
Total gains (losses) on fair value hedges, net of hedged items	$—	$1,062	$—	$—	$—	$9,280
Cash flow hedges
Interest rate contracts	$—	$(268)	$—	$—	$—	$57,920
Total gains (losses) on cash flow hedges	$—	$(268)	$—	$—	$—	$57,920
Derivatives not designated as hedge accounting instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$(22,366)	$—	$—	$—	$—	$—
Other Derivatives	12,208	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(10,158)	$—	$—	$—	$—	$—

Insurance
Embedded derivatives - funds withheld receivable	$—	$(30,767)	$—	$—	$—	$—
Embedded derivatives - funds withheld payable	—	(430,235)	—	—	—	—
Equity index options	—	83,887	—	—	—	—
Equity future contracts	—	(40,825)	—	—	—	—
Interest rate and foreign exchange contracts	—	68,996	—	—	—	—
Other contracts	—	(75)	—	—	—	—
Total gains (losses) on derivatives not qualifying as hedge accounting instruments from Insurance Activities	$—	$(349,019)	$—	$—	$—	$—
Total	$(10,158)	$(348,225)	$—	$—	$—	$67,200

Notes to Financial Statements (Continued)
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of March 31, 2024	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$2,001,907	$(1,973,523)	$28,384	$(16,333)	$12,051
Derivative liabilities (excluding embedded derivatives)	$1,005,773	$(851,062)	$154,711	$198,464	$(43,753)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Gross amount recognized	Gross amounts offset in the statements of financial position(1)	Net amounts presented in the statements of financial condition	Collateral (received) / pledged	Net amount after collateral
Derivative assets (excluding embedded derivatives)	$1,855,023	$(1,809,329)	$45,694	$(45,095)	$599
Derivative liabilities (excluding embedded derivatives)	$1,057,277	$(911,080)	$146,197	$167,973	$(21,776)
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
Assets, at fair value:

	March 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,356,004	$58,353	$32,258,143		$33,672,500
Credit	208,618	2,997,980	5,194,915		8,401,513
Investments of Consolidated CFEs	—	24,961,635	—		24,961,635
Real Assets	424,911	18,573	11,529,548		11,973,032
Equity Method - Other	370,264	593,050	1,534,073		2,497,387
Other Investments	239,257	73,780	4,204,202		4,517,239
Total Investments	$2,599,054	$28,703,371	$54,720,881		$86,023,306
Foreign Exchange Contracts and Options	—	294,511	—		294,511
Other Derivatives	—	4,258	—		4,258
Total Assets at Fair Value - Asset Management and Strategic Holdings	$2,599,054	$29,002,140	$54,720,881		$86,322,075
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$3,461,569	$121,190	$—		$3,582,759
U.S. state, municipal and political subdivisions	—	4,541,898	—		4,541,898
Corporate	—	32,183,616	8,071,579		40,255,195
Structured securities	—	23,742,369	1,926,056		25,668,425
Total AFS fixed maturity securities	$3,461,569	$60,589,073	$9,997,635		$74,048,277
Trading fixed maturity securities:
U.S. government and agencies	$5,991,106	$170,734	$—		$6,161,840
U.S. state, municipal and political subdivisions	—	1,266,878	—		1,266,878
Corporate	—	14,271,718	378,435		14,650,153
Structured securities	—	5,235,935	670,143		5,906,078
Total trading fixed maturity securities	$5,991,106	$20,945,265	$1,048,578		$27,984,949
Equity securities	5,648	—	15,823		21,471
Mortgage and other loan receivables	—	—	686,938		686,938
Other investments	—	—	4,897,017	(1)	4,897,017
Funds withheld receivable at interest	—	—	113,991		113,991
Reinsurance recoverable	—	—	965,877		965,877
Derivative assets:
Equity market contracts	1,225	1,706,858	—		1,708,083
Interest rate contracts	1,577	180,691	—		182,268
Other contracts	—	957	—		957
Foreign currency contracts	—	110,599	—		110,599
Impact of netting	(2,188)	(1,971,335)	—	(2)	(1,973,523)
Total derivative assets	$614	$27,770	$—		$28,384
Separate account assets	4,223,173	—	—		4,223,173
Total Assets at Fair Value - Insurance	$13,682,110	$81,562,108	$17,725,859		$112,970,077

Total Assets at Fair Value	$16,281,164	$110,564,248	$72,446,740		$199,292,152

Notes to Financial Statements (Continued)

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,762,257	$58,653	$30,921,574		$32,742,484
Credit	281,626	2,540,362	5,452,916		8,274,904
Investments of Consolidated CFEs	—	24,996,298	—		24,996,298
Real Assets	676,808	27,567	11,295,633		12,000,008
Equity Method - Other	418,791	326,835	1,537,962		2,283,588
Other Investments	218,151	95,453	4,265,768		4,579,372
Total Investments	$3,357,633	$28,045,168	$53,473,853		$84,876,654
Foreign Exchange Contracts and Options	—	264,621	—		264,621
Other Derivatives	—	4,792	—		4,792
Total Assets at Fair Value - Asset Management and Strategic Holdings	$3,357,633	$28,314,581	$53,473,853		$85,146,067
Insurance
AFS fixed maturity securities:
U.S. government and agencies	$1,082,421	$120,671	$—		$1,203,092
U.S. state, municipal and political subdivisions	—	4,607,392	—		4,607,392
Corporate	—	31,377,753	8,571,003		39,948,756
Structured securities	—	21,824,948	1,830,000		23,654,948
Total AFS fixed maturity securities	$1,082,421	$57,930,764	$10,401,003		$69,414,188
Trading fixed maturity securities:
U.S. government and agencies	$2,354,194	$163,919	$—		$2,518,113
U.S. state, municipal and political subdivisions	—	1,223,946	—		1,223,946
Corporate	—	9,815,909	656,923		10,472,832
Structured securities	—	3,997,341	593,238		4,590,579
Total trading fixed maturity securities	$2,354,194	$15,201,115	$1,250,161		$18,805,470
Equity securities	4,215	—	15,522		19,737
Mortgage and other loan receivables	—	—	697,402		697,402
Other investments	—	—	4,925,751	(1)	4,925,751
Funds withheld receivable at interest	—	—	88,661		88,661
Reinsurance recoverable	—	—	926,035		926,035
Derivative assets:
Equity market contracts	1,669	1,479,206	—		1,480,875
Interest rate contracts	19,474	264,593	—		284,067
Foreign currency contracts	—	90,081	—		90,081
Impact of netting	(23,522)	(1,785,807)	—	(2)	(1,809,329)
Total derivative assets	$(2,379)	$48,073	$—		$45,694
Separate account assets	4,107,000	—	—		4,107,000
Total Assets at Fair Value - Insurance	$7,545,451	$73,179,952	$18,304,535		$99,029,938

Total Assets at Fair Value	$10,903,084	$101,494,533	$71,778,388		$184,176,005
(1)Other investments excluded from the fair value hierarchy include private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of March 31, 2024 and December 31, 2023, the fair value of these investments was $670.6 million and $138.5 million, respectively. These investments have strategies primarily focused on real assets (including real estate and infrastructure) and are subject to certain restrictions on redemption. As of March 31, 2024, there were $3.1 million of unfunded commitments associated with these investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Notes to Financial Statements (Continued)
Liabilities, at fair value:

	March 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$168,262	$—	$—		$168,262
Foreign Exchange Contracts and Options	—	321,024	—		321,024
Unfunded Revolver Commitments	—	—	95,004	(1)	95,004
Other Derivatives	17	—	—		17
Debt Obligations of Consolidated CFEs	—	25,075,510	—		25,075,510
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$168,279	$25,396,534	$95,004		$25,659,817

Insurance
Policy liabilities (including market risk benefits)	$—	$—	$1,337,563	(3)	$1,337,563
Closed block policy liabilities	—	—	1,005,627		1,005,627
Funds withheld payable at interest	—	—	(2,542,744)		(2,542,744)
Derivative instruments payable:
Equity market contracts	4,069	195,855	—		199,924
Interest rate contracts	1,087	724,393	—		725,480
Foreign currency contracts	—	79,855	—		79,855
Other contracts	—	514	—		514
Impact of netting	(2,188)	(848,874)	—	(2)	(851,062)
Total derivative instruments payable	2,968	151,743	—		154,711
Embedded derivative – interest-sensitive life products	—	—	486,199		486,199
Embedded derivative – annuity products	—	—	4,051,405		4,051,405
Total Liabilities at Fair Value - Insurance	$2,968	$151,743	$4,338,050		$4,492,761

Total Liabilities at Fair Value	$171,247	$25,548,277	$4,433,054		$30,152,578

Notes to Financial Statements (Continued)

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$149,136	$—	$—		$149,136
Foreign Exchange Contracts and Options	—	441,608	—		441,608
Unfunded Revolver Commitments	—	—	94,683	(1)	94,683
Other Derivatives	143	2,239	—		2,382
Debt Obligations of Consolidated CFEs	—	25,276,404	—		25,276,404
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$149,279	$25,720,251	$94,683		$25,964,213

Insurance
Policy liabilities (including market risk benefits)	$—	$—	$1,474,970	(3)	$1,474,970
Closed block policy liabilities	—	—	968,554		968,554
Funds withheld payable at interest	—	—	(2,447,303)		(2,447,303)
Derivative instruments payable:
Equity market contracts	7,088	241,039	—		248,127
Interest rate contracts	17,931	660,525	—		678,456
Foreign currency contracts	—	130,094	—		130,094
Other contracts	—	600	—		600
Impact of netting	(23,522)	(887,558)	—	(2)	(911,080)
Total derivative instruments payable	1,497	144,700	—		146,197
Embedded derivative – interest-sensitive life products	—	—	458,302		458,302
Embedded derivative – annuity products	—	—	3,587,371		3,587,371
Total Liabilities at Fair Value - Insurance	$1,497	$144,700	$4,041,894		$4,188,091

Total Liabilities at Fair Value	$150,776	$25,864,951	$4,136,577		$30,152,304
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.0 billion and $1.1 billion as of March 31, 2024 and December 31, 2023, respectively.

Notes to Financial Statements (Continued)
The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$—	$—	$—	$741,462	$595,107	$—	$32,258,143	$593,507	$—
Credit	5,452,916	—	148,072	(105,080)	(258,589)	(42,404)	—	5,194,915	(37,131)	—
Real Assets	11,295,633	—	—	—	350,333	(116,418)	—	11,529,548	(117,618)	—
Equity Method - Other	1,537,962	—	—	—	623	(4,512)	—	1,534,073	(6,115)	—
Other Investments	4,265,768	—	—	(8,106)	(122,560)	68,923	177	4,204,202	74,729	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$—	$148,072	$(113,186)	$711,269	$500,696	$177	$54,720,881	$507,372	$177

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,571,003	$—	$—	$(301)	$(544,590)	$(47,622)	$93,089	$8,071,579	$—	$93,046
Structured securities	1,830,000	—	53,014	—	23,814	7,639	11,589	1,926,056	—	12,136
Total AFS fixed maturity securities	10,401,003	—	53,014	(301)	(520,776)	(39,983)	104,678	9,997,635	—	105,182
Trading fixed maturity securities:
Corporate fixed maturity securities	656,923	—	191	—	(319,550)	40,871	—	378,435	40,396	—
Structured securities	593,238	—	91,658	—	(24,223)	9,470	—	670,143	10,428	—
Total trading fixed maturity securities	1,250,161	—	91,849	—	(343,773)	50,341	—	1,048,578	50,824	—
Equity securities	15,522	—	—	—	—	301	—	15,823	301	—
Mortgage and other loan receivables	697,402	—	—	—	(5,792)	(4,672)	—	686,938	(4,304)	—
Other investments	4,925,751	—	—	—	51,066	(79,800)	—	4,897,017	(78,044)	—
Funds withheld receivable at interest	88,661	—	—	—	—	25,330	—	113,991	—	—
Reinsurance recoverable	926,035	—	—	—	(11,668)	51,510	—	965,877	—	—
Total Assets - Insurance	$18,304,535	$—	$144,863	$(301)	$(830,943)	$3,027	$104,678	$17,725,859	$(31,223)	$105,182

Total	$71,778,388	$—	$292,935	$(113,487)	$(119,674)	$503,723	$104,855	$72,446,740	$476,149	$105,359

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$25,336,957	$—	$—	$—	$933,427	$(80,883)	$—	$26,189,501	$(82,903)	$—
Credit	5,786,026	—	17,628	(23,758)	76,332	46,350	—	5,902,578	44,069	—
Real Assets	17,015,112	—	—	—	2,215,040	(283,301)	—	18,946,851	(288,639)	—
Equity Method - Other	1,624,420	—	—	—	5,644	(27,370)	—	1,602,694	(23,357)	—
Other Investments	3,334,366	—	—	(22,376)	511,252	(84,796)	—	3,738,446	(92,618)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$53,096,881	$—	$17,628	$(46,134)	$3,743,848	$(432,153)	$—	$56,380,070	$(443,448)	$—

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$8,310,657	$—	$—	$—	$(66,084)	$21,265	$28,585	$8,294,423	$—	$19,326
Structured securities	1,419,441	—	170,775	(3,374)	154,983	(4,139)	33,099	1,770,785	—	32,822
Total AFS fixed maturity securities	9,730,098	—	170,775	(3,374)	88,899	17,126	61,684	10,065,208	—	52,148
Trading fixed maturity securities:
Corporate fixed maturity securities	672,023	—	—	—	(27,893)	(12,260)	—	631,870	(11,841)	—
Structured securities	643,811	—	5,890	(6,747)	14,017	4,594	—	661,565	6,060	—
Total trading fixed maturity securities	1,315,834	—	5,890	(6,747)	(13,876)	(7,666)	—	1,293,435	(5,781)	—
Equity securities	16,286	—	—	—	—	(975)	—	15,311	(975)	—
Mortgage and other loan receivables	787,515	—	—	—	(10,560)	(3,038)	—	773,917	(2,165)	—
Other investments	4,883,441	—	—	—	110,942	14,730	—	5,009,113	24,546	—
Funds withheld receivable at interest	12,785	—	—	—	—	(30,767)	—	(17,982)	—	—
Reinsurance recoverable	981,775	—	—	—	(10,654)	39,481	—	1,010,602	—	—
Total Assets - Insurance	$17,727,734	$—	$176,665	$(10,121)	$164,751	$28,891	$61,684	$18,149,604	$15,625	$52,148

Total	$70,824,615	$—	$194,293	$(56,255)	$3,908,599	$(403,262)	$61,684	$74,529,674	$(427,823)	$52,148

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$986,552	$—	$(245,090)	$—	$741,462
Credit	322,033	—	(230,387)	(350,235)	(258,589)
Real Assets	383,467	—	(33,134)	—	350,333
Equity Method - Other	3,080	—	(2,457)	—	623
Other Investments	390,664	—	(448,621)	(64,603)	(122,560)
Total Assets - Asset Management and Strategic Holdings	$2,085,796	$—	$(959,689)	$(414,838)	$711,269

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$662,876	$—	$(170,021)	$(1,037,445)	$(544,590)
Structured securities	91,045	—	(2,002)	(65,229)	23,814
Total AFS fixed maturity securities	753,921	—	(172,023)	(1,102,674)	(520,776)
Trading fixed maturity securities:
Corporate fixed maturity securities	61,018	—	(54,206)	(326,362)	(319,550)
Structured securities	237	—	(6,470)	(17,990)	(24,223)
Total trading fixed maturity securities	61,255	—	(60,676)	(344,352)	(343,773)
Mortgage and other loan receivables	1,795	—	—	(7,587)	(5,792)
Other investments	54,950	—	(3,884)	—	51,066
Reinsurance recoverable	—	—	—	(11,668)	(11,668)
Total Assets - Insurance	$871,921	$—	$(236,583)	$(1,466,281)	$(830,943)

Total	$2,957,717	$—	$(1,196,272)	$(1,881,119)	$(119,674)

	Three Months Ended March 31, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$955,937	$—	$(22,510)	$—	$933,427
Credit	440,733	—	(278,981)	(85,420)	76,332
Real Assets	2,291,691	—	(75,612)	(1,039)	2,215,040
Equity Method - Other	6,472	—	(828)	—	5,644
Other Investments	592,177	—	(16,016)	(64,909)	511,252
Other Derivatives	2,153	—	—	—	2,153
Total Assets - Asset Management and Strategic Holdings	$4,289,163	$—	$(393,947)	$(151,368)	$3,743,848

Insurance
AFS fixed maturity securities:
Corporate fixed maturity securities	$235,382	$—	$(588)	$(300,878)	$(66,084)
Structured securities	176,819	—	—	(21,836)	154,983
Total AFS fixed maturity securities	412,201	—	(588)	(322,714)	88,899
Trading fixed maturity securities:
Corporate fixed maturity securities	7,717	—	(1,000)	(34,610)	(27,893)
Structured securities	24,650	—	(694)	(9,939)	14,017
Total trading fixed maturity securities	32,367	—	(1,694)	(44,549)	(13,876)
Mortgage and other loan receivables	377	—	(3,078)	(7,859)	(10,560)
Other investments	118,394	—	(7,452)	—	110,942
Reinsurance recoverable	—	—	—	(10,654)	(10,654)
Total Assets - Insurance	$563,339	$—	$(12,812)	$(385,776)	$164,751

Total	$4,852,502	$—	$(406,759)	$(537,144)	$3,908,599

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$321	$—	$95,004	$321
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$321	$—	$95,004	$321

Insurance
Policy liabilities	$1,474,970	$—	$—	$—	$(49)	$(142,526)	$5,168	$1,337,563	$—
Closed block policy liabilities	968,554	—	—	—	(865)	38,529	(591)	1,005,627	—
Funds withheld payable at interest	(2,447,303)	—	—	—	—	(95,441)	—	(2,542,744)	—
Embedded derivative – interest-sensitive life products	458,302	—	—	—	(24,478)	52,375	—	486,199	—
Embedded derivative – annuity products	3,587,371	—	—	—	259,459	204,575	—	4,051,405	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$234,067	$57,512	$4,577	$4,338,050	$—

Total	$4,136,577	$—	$—	$—	$234,067	$57,833	$4,577	$4,433,054	$321

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(24,781)	$—	$112,534	$(24,781)
Total Liabilities - Asset Management and Strategic Holdings	$137,315	$—	$—	$—	$—	$(24,781)	$—	$112,534	$(24,781)

Insurance
Policy liabilities	$1,063,496	$—	$—	$—	$(865)	$123,163	$(52,015)	$1,133,779	$—
Closed block policy liabilities	1,016,313	—	—	—	(5,862)	37,258	(1,251)	1,046,458	—
Funds withheld payable at interest	(3,487,766)	—	—	—	—	430,235	—	(3,057,531)	—
Embedded derivative – interest-sensitive life products	337,860	—	—	—	(2,948)	38,479	—	373,391	—
Embedded derivative – annuity products	1,851,381	—	—	—	349,482	201,564	—	2,402,427	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$339,807	$830,699	$(53,266)	$1,898,524	$—

Total	$918,599	$—	$—	$—	$339,807	$805,918	$(53,266)	$2,011,058	$(24,781)

Notes to Financial Statements (Continued)

	Three Months Ended March 31, 2024
	Issuances	Sales	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—

Insurance
Policy liabilities	$3,407	$—	$(3,456)	$(49)
Closed block policy liabilities	—	—	(865)	(865)
Embedded derivative – interest-sensitive life products	—	—	(24,478)	(24,478)
Embedded derivative – annuity products	318,092	—	(58,633)	259,459
Total Liabilities - Insurance	$321,499	$—	$(87,432)	$234,067

Total	$321,499	$—	$(87,432)	$234,067

	Three Months Ended March 31, 2023
	Issuances	Sales	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—

Insurance
Policy liabilities	$(45)	$—	$(820)	$(865)
Closed block policy liabilities	—	—	(5,862)	(5,862)
Embedded derivative – interest-sensitive life products	—	—	(2,948)	(2,948)
Embedded derivative – annuity products	368,898	—	(19,416)	349,482
Total Liabilities - Insurance	$368,853	$—	$(29,046)	$339,807

Total	$368,853	$—	$(29,046)	$339,807

Total realized and unrealized gains and losses recorded for Asset Management and Strategic Holdings - Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations while Insurance - Level III assets and liabilities are reported in Net Investment Gains and Policy Benefits and Claims in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of March 31, 2024. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value March 31, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$32,258,143

Private Equity	$29,294,376	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.3%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	27.5%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	63.0%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	9.5%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	18.3x	5.5x - 50.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.9x	4.4x - 31.4x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10.1%	6.3% - 14.9%	Decrease
			Enterprise Value/EBITDA Exit Multiple	13.1x	6.0x - 27.6x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value March 31, 2024		Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,963,767		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.1%	10.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	45.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	2.3%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	12.2%	0.0% - 100.0%	(6)
				Weight Ascribed to Milestones	40.4%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	69.6%	60.0% - 85.0%	Increase
				Downside	8.7%	5.0% - 15.0%	Decrease
				Upside	21.7%	10.0% - 35.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	9.5x	3.4x - 11.7x	Increase

Credit	$5,194,915		Yield Analysis	Yield	11.4%	0.0% - 21.4%	Decrease
				Net Leverage	5.9x	1.7x -20.4x	Decrease
				EBITDA Multiple	12.4x	6.8x - 30.0x	Increase

Real Assets	$11,529,548

Energy	$1,542,876		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	44.4%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.6%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.7x	4.7x - 4.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	7.0x	4.6x- 7.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.1%	11.8% - 12.2%	Decrease
				Average Price Per BOE (8)	$48.28	$46.55 - $52.47	Increase

Infrastructure	$1,482,424		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.9%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	6.3%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	56.5%	10.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	37.2%	0.0% - 90.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.8x	10.8x - 10.8x	Increase
				Enterprise Value/Forward EBITDA Multiple	19.6x	10.6x - 23.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.5%	6% - 9.6%	Decrease
				Enterprise Value/EBITDA Exit Multiple	15.2x	10.0x - 22.0x	Increase

Real Estate	$8,504,248		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	20.5%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	73.5%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	6.0%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	4.1%	1.9% - 7.7%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.6%	2.9% - 9.0%	Decrease
				Unlevered Discount Rate	6.6%	2.6% - 18.0%	Decrease

Equity Method - Other	$1,534,073		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	47.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.5%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	11.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.4x	4.7x - 18.7x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.3x	4.6x - 17.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.6%	7.4% - 15.7%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.0x	9.5x - 15.0x	Increase

Other Investments	$4,204,202	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.3%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	25.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	45.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	29.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.4x	0.6x - 21.5x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.9x	3.3x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.8%	7.7% - 38.9%	Decrease
				Enterprise Value/EBITDA Exit Multiple	10.7x	7.3x - 15.0x	Increase

Notes to Financial Statements (Continued)

Level III Assets	Fair Value March 31, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE(10)

Corporate fixed maturity securities	$8,450,014	Discounted cash flow	Discount Spread	2.5%	0.4% - 5.5%	Decrease

Structured securities	$2,596,199	Discounted cash flow	Discount Spread	3.1%	2.0% - 5.6%	Decrease
			Constant Prepayment Rate	12.0%	10.0% - 15.0%	Increase/Decrease
			Constant Default Rate	0.4%	0.0% - 3.0%	Decrease
			Loss Severity	10.1%	0.0% - 95.0%	Decrease

Other investments	$4,897,017	Discounted cash flow	Vacancy rate	2.1%	0.0% - 2.5%	Decrease
			Discount rate	7.6%	6.8% - 8.2%	Decrease
			Terminal capitalization rate	6.1%	5.0% - 7.0%	Decrease

Reinsurance recoverable	$965,877	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.4	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense risk margin	9.4%		Decrease
			Cost of capital	9.8%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.5%		Increase
			Surrender Rate	2.0%		Increase
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
(10)The funds withheld receivable at interest has been excluded from the above table. As discussed in Note 12 – Reinsurance, the funds withheld receivable at interest is created through funds withheld contracts. The assets supporting these receivables were held in trusts for the benefit of Global Atlantic. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the funds withheld reinsurance agreements.

Level III Liabilities	Fair Value March 31, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$95,004	Yield Analysis	Yield	9.6%	9.1% - 11.3%	Decrease

INSURANCE(4)

Policy liabilities	$1,337,563	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.7%	0.5% - 0.9%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.3%	3.5% - 7.6%	Decrease
			Mortality Rate	4.7%	3.5% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific credit risk (10 and 30 year)		0.7% / 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.4%	0.4% - 29.7%	Increase
			Surrender Rate	3.9%	0.1% - 39.3%	Increase

Notes to Financial Statements (Continued)

Level III Liabilities	Fair Value March 31, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Closed block policy liabilities	$1,005,627	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense assumption	$17.4	The average expense assumption is between $8.2 and $17.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-specific credit risk	0.7%	0.5% - 0.8%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.8%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.5%		Increase
			Surrender Rate	2.0%		Increase

Embedded derivative – interest-sensitive life products	$486,199	Policy persistency is a significant unobservable input.	Lapse Rate	3.3%		Decrease
			Mortality Rate	0.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.8%		Increase
			Instrument-specific credit risk	0.7%	0.5% - 0.8%	Decrease

Embedded derivative – annuity products	$4,051,405	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-indexed annuity	3.0%		Decrease
			Surrender Rate:
			Retail FIA	13.7%		Decrease
			Institutional FIA	16.2%		Decrease
			Mortality Rate:
			Retail FIA	2.5%		Decrease
			Institutional FIA	2.1%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	2.8%		Increase
			Institutional FIA	3.3%		Increase
			Instrument-specific credit risk	0.7%	0.5% - 0.8%	Decrease
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would likely take these inputs into account when valuing the investments and debt obligations. "LTM" means last twelve months, and "EBITDA" means earnings before interest, taxes, depreciation and amortization.
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
(4)The fair value of the embedded derivative component of the funds withheld payable at interest has been excluded from the above table. The investments supporting the funds withheld payable at interest balance are held in a trust by Global Atlantic. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the investments supporting the reinsurance cession agreements.
In the table above, certain private equity investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of private equity investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction.

Notes to Financial Statements (Continued)
The various unobservable inputs used to determine the Level III valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements as noted in the table above.
Financial Instruments Not Carried At Fair Value
Asset management and strategic holdings financial instruments are primarily measured at fair value on a recurring basis, except as disclosed in Note 16 "Debt Obligations."
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of March 31, 2024 and December 31, 2023:

		Fair Value Hierarchy
As of March 31, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$40,529,043	$—	$—	$37,957,161	$37,957,161
Policy loans	1,561,608	—	—	1,587,477	1,587,477
FHLB common stock and other investments	175,748	—	—	175,748	175,748
Funds withheld receivables at interest	2,559,732	—	2,559,732	—	2,559,732
Cash and cash equivalents	8,524,962	8,524,962	—	—	8,524,962
Restricted cash and cash equivalents	329,149	329,149	—	—	329,149
Total financial assets	$53,680,242	$8,854,111	$2,559,732	$39,720,386	$51,134,229
Financial liabilities:
Insurance
Policy liabilities – policyholder account balances	$56,260,216	$—	$47,544,219	$7,642,870	$55,187,089
Funds withheld payables at interest	45,182,469	—	45,182,469	—	45,182,469
Debt obligations	3,086,113	—	—	2,958,773	2,958,773
Securities sold under agreements to repurchase	854,710	—	854,710	—	854,710
Total financial liabilities	$105,383,508	$—	$93,581,398	$10,601,643	$104,183,041

Notes to Financial Statements (Continued)

		Fair Value Hierarchy
As of December 31, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial assets:
Insurance
Mortgage and other loan receivables	$38,480,525	$—	$—	$35,539,059	$35,539,059
Policy loans	1,556,030	—	—	1,341,005	1,341,005
FHLB common stock and other investments	173,148	—	—	173,148	173,148
Funds withheld receivables at interest	2,624,984	—	2,624,984	—	2,624,984
Cash and cash equivalents	11,954,675	11,954,675	—	—	11,954,675
Restricted cash and cash equivalents	342,954	342,954	—	—	342,954
Total financial assets	$55,132,316	$12,297,629	$2,624,984	$37,053,212	$51,975,825
Financial liabilities:
Insurance
Policy liabilities – policyholder account balances	$53,821,432	$—	$45,395,423	$6,966,991	$52,362,414
Funds withheld payables at interest	36,786,825	—	36,786,825	—	36,786,825
Debt obligations	2,587,857	—	—	2,396,587	2,396,587
Securities sold under agreements to repurchase	1,358,434	—	1,358,434	—	1,358,434
Total financial liabilities	$94,554,548	$—	$83,540,682	$9,363,578	$92,904,260

Notes to Financial Statements (Continued)
10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Credit	$1,481,048	$976,978
Investments of Consolidated CFEs	24,961,635	24,996,298
Real Assets	58,610	59,721
Equity Method - Other	2,497,387	2,283,588
Other Investments	141,404	153,597
Total Asset Management and Strategic Holdings	$29,140,084	$28,470,182
Insurance
Mortgage and other loan receivables	$686,938	$697,402
Other investments	196,012	232,877
Reinsurance recoverable	965,877	926,035
Total Insurance	$1,848,827	$1,856,314

Total Assets	$30,988,911	$30,326,496

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$25,075,510	$25,276,404
Total Asset Management and Strategic Holdings	$25,075,510	$25,276,404
Insurance
Policy liabilities	$1,320,137	$1,322,555
Total Insurance	$1,320,137	$1,322,555

Total Liabilities	$26,395,647	$26,598,959

Notes to Financial Statements (Continued)
The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(7,473)	$14,856	$7,383
Investments of Consolidated CFEs	5,005	96,973	101,978
Real Assets	—	(1,111)	(1,111)
Equity Method - Other	15,445	(68,243)	(52,798)
Other Investments	—	(123)	(123)
Total Asset Management and Strategic Holdings	$12,977	$42,352	$55,329
Insurance
Mortgage and other loan receivables	$—	$(4,388)	$(4,388)
Other investments	—	(39,679)	(39,679)
Total Insurance	$—	$(44,067)	$(44,067)

Total Assets	$12,977	$(1,715)	$11,262

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(168)	$(78,896)	$(79,064)
Total Asset Management and Strategic Holdings	$(168)	$(78,896)	$(79,064)
Insurance
Policy liabilities	$—	$41,101	$41,101
Total Insurance	$—	$41,101	$41,101

Total Liabilities	$(168)	$(37,795)	$(37,963)

	Three Months Ended March 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(7,753)	$(6,971)	$(14,724)
Investments of Consolidated CFEs	(5,017)	317,881	312,864
Real Assets	—	(8,303)	(8,303)
Equity Method - Other	33,306	(75,743)	(42,437)
Other Investments	1,636	2,478	4,114
Total Asset Management and Strategic Holdings	$22,172	$229,342	$251,514
Insurance
Mortgage and other loan receivables	$—	$(6,344)	$(6,344)
Other investments	—	(46,992)	(46,992)
Total Insurance	$—	$(53,336)	$(53,336)

Total Assets	$22,172	$176,006	$198,178

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$—	$(376,488)	$(376,488)
Total Asset Management and Strategic Holdings	$—	$(376,488)	$(376,488)
Insurance
Policy liabilities	$—	$594	$594
Total Insurance	$—	$594	$594

Total Liabilities	$—	$(375,894)	$(375,894)

Notes to Financial Statements (Continued)
11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Deferred acquisition costs	$1,260,724	$1,154,697
Value of business acquired	1,230,964	1,252,984
Cost-of-reinsurance intangibles	2,365,235	2,043,143
Total insurance intangibles	$4,856,923	$4,450,824
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	75,597	58,366	3,291	18,605	155,859
Amortization expense	(23,718)	(19,709)	(2,187)	(4,218)	(49,832)
Balance, as of the end of the period	$425,742	$520,627	$133,183	$181,172	$1,260,724

	Three months ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Other	Total
Balance, as of the beginning of the period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	59,969	52,469	11,128	17,112	140,678
Amortization expense	(13,607)	(12,930)	(1,258)	(3,385)	(31,180)
Balance, as of the end of the period	$268,041	$407,352	$125,891	$129,184	$930,468
Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization expense	(939)	(10,719)	(3,453)	(5,201)	(1,708)	(22,020)
Balance, as of the end of the period	$43,983	$610,653	$259,489	$239,841	$76,998	$1,230,964

	Three months ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization expense	(972)	(10,358)	(3,048)	(6,370)	(1,854)	(22,602)
Balance, as of the end of the period	$47,790	$652,938	$273,747	$235,408	$84,044	$1,293,927

Notes to Financial Statements (Continued)
The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization expense	(6,543)	(8,849)	(9,794)	(1,567)	(3,401)	(30,154)
Balance, as of the end of the period	$59,423	$97,689	$411,419	$89,728	$179,519	$837,778

	Three months ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Variable annuities	Other	Total
Balance, as of the beginning of the period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization expense	(8,720)	(10,036)	(8,144)	(2,423)	(5,349)	(34,672)
Balance, as of the end of the period	$89,622	$135,574	$453,448	$97,353	$193,455	$969,452

Unearned revenue reserves and unearned front-end loads

	Three Months Ended March 31,
	2024	2023
	Preneed
Balance, as of the beginning of the period	$178,053	$118,186
Deferral	17,453	17,791
Amortized to income during the year	(3,725)	(2,517)
Balance, as of the end of the period	$191,781	$133,460

Notes to Financial Statements (Continued)
12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	March 31, 2024	December 31, 2023
Policy liabilities:
Direct	$78,687,136	$75,715,857
Assumed	94,911,550	84,342,414
Total policy liabilities	173,598,686	160,058,271
Ceded(1)	(43,953,900)	(35,773,958)
Net policy liabilities	$129,644,786	$124,284,313
(1)Reported within reinsurance recoverable within the consolidated statements of financial condition.
A key credit quality indicator is a counterparty’s AM Best financial strength rating. A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. Global Atlantic mitigates counterparty credit risk by requiring collateral and credit enhancements in various forms including engaging in funds withheld at interest and modified coinsurance transactions. The following shows the amortized cost basis of Global Atlantic’s reinsurance recoverable and funds withheld receivable at interest by credit quality indicator and any associated credit enhancements Global Atlantic has obtained to mitigate counterparty credit risk:

	As of March 31, 2024			As of December 31, 2023
A.M. Best Rating(1)	Reinsurance recoverable and funds withheld receivable at interest	Credit enhancements(2)	Net reinsurance credit exposure(3)	Reinsurance recoverable and funds withheld receivable at interest	Credit enhancements(2)	Net reinsurance credit exposure(3)
A++	$44,895	$—	$44,895	$38,857	$—	$38,857
A+	1,779,822	—	1,779,822	1,801,954	—	1,801,954
A	2,223,845	—	2,223,845	2,212,800	—	2,212,800
A-	4,259,094	3,728,593	530,501	4,430,484	3,814,976	615,508
B++	1,065	—	1,065	589	—	589
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	(228)	—	—	(228)	—	—
Not rated or private rating(4)	38,537,428	38,911,132	—	30,859,068	30,210,350	648,718
Total	$46,845,921	$42,639,725	$4,580,128	$39,343,524	$34,025,326	$5,318,426
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $24.8 million and $21.0 million as of March 31, 2024 and December 31, 2023, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $38.5 billion and $30.8 billion as of March 31, 2024 and December 31, 2023, respectively, associated with cessions to co-investment vehicles (the "sponsored reinsurance sidecar vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of both March 31, 2024 and December 31, 2023, Global Atlantic had $2.7 billion of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

Notes to Financial Statements (Continued)
The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2024	2023
Net premiums:
Direct	$34,863	$32,653
Assumed	9,109,378	618,730
Ceded	(3,107,719)	(177,759)
Net premiums	$6,036,522	$473,624

	Three Months Ended March 31,
	2024	2023
Policy fees:
Direct	$226,322	$227,857
Assumed	174,418	104,589
Ceded	(71,793)	(18,644)
Net policy fees	$328,947	$313,802

	Three Months Ended March 31,
	2024	2023
Net policy benefits and claims:
Direct	$844,660	$948,119
Assumed	9,899,999	1,016,936
Ceded	(3,483,590)	(438,001)
Net policy benefits and claims	$7,261,069	$1,527,054

Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $45.1 billion and $36.7 billion of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, reinsurers held collateral of $1.2 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of March 31, 2024 and December 31, 2023, these trusts held in excess of the $92.9 billion and $81.8 billion of assets they are required to hold in order to support reserves of $90.0 billion and $79.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $75.1 million and $90.8 million as restricted as of March 31, 2024 and December 31, 2023, respectively.

Notes to Financial Statements (Continued)
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three months ended March 31, 2024 and 2023, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2024	2023
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$682,214	$322,744
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$682,214	$322,744

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	885,005,824	861,108,510
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.77	$0.37

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	885,005,824	861,108,510
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	40,135,342	26,060,826
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	925,141,166	887,169,336
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.74	$0.36
(1)For the three months ended March 31, 2023, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was anti-dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were not included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory Convertible Preferred dividends were not added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)For the three months ended March 31, 2024 and 2023, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

Exchangeable Securities
For the three months ended March 31, 2024 and 2023, vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended March 31,
	2024	2023
Weighted Average Vested Restricted Holdings Units	5,739,616	2,695,142

Market Condition Awards
For the three months ended March 31, 2024 and 2023, 33.0 million and 22.5 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

Notes to Financial Statements (Continued)
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$295,141	$271,544
Receivables	66,066	55,602
Due from Broker (2)	81,585	76,075
Deferred Tax Assets, net	44,477	48,580
Interest Receivable	380,014	351,999
Fixed Assets, net (3)	855,621	863,096
Foreign Exchange Contracts and Options (4)	294,511	264,621
Goodwill (5)	526,089	558,279
Intangible Assets (6)	1,514,797	1,624,648
Derivative Assets	4,258	4,792
Prepaid Taxes	109,774	211,966
Prepaid Expenses	51,775	56,828
Operating Lease Right of Use Assets (7)	341,879	358,684
Deferred Financing Costs	15,500	19,213
Other	288,088	209,296
Total Asset Management and Strategic Holdings	$4,869,575	$4,975,223

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$475,490	$27,562
Deferred Tax Assets, net	2,439,636	2,273,757
Derivative Assets	28,384	45,694
Accrued Investment Income	1,356,917	1,220,781
Goodwill	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	258,075	258,529
Operating Lease Right of Use Assets(7)	171,570	172,955
Premiums and Other Account Receivables	221,851	188,136
Other	154,501	152,486
Prepaid Taxes	—	42,294
Market Risk Benefit Asset	31	17
Total Insurance	$5,607,951	$4,883,707

Total Other Assets	$10,477,526	$9,858,930
(1)Represents amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $275.3 million and $257.4 million as of March 31, 2024 and December 31, 2023, respectively. Depreciation and amortization expense of $17.9 million and $15.8 million, for the three months ended March 31, 2024 and 2023, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements for the net changes in fair value associated with these instruments.
(5)As of March 31, 2024, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of March 31, 2024, there are approximately $(66.4) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of March 31, 2024, there are approximately $(226.4) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $16.6 million and $15.7 million for the three months ended March 31, 2024 and 2023, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended March 31, 2024 and 2023, the operating lease cost was $5.5 million and $6.8 million, respectively.
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 14 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million for both the three months ended March 31, 2024 and 2023.

Notes to Financial Statements (Continued)

Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$3,512,458	$2,664,694
Unsettled Investment Purchases (2)	833,986	574,986
Securities Sold Short (3)	168,262	149,136
Derivative Liabilities	17	2,382
Accrued Compensation and Benefits	205,734	210,625
Interest Payable	486,206	492,501
Foreign Exchange Contracts and Options (4)	321,024	441,608
Accounts Payable and Accrued Expenses	285,698	221,851
Taxes Payable	93,423	39,255
Uncertain Tax Positions	24,470	23,579
Unfunded Revolver Commitments	95,004	94,683
Operating Lease Liabilities (5)	344,646	360,852
Deferred Tax Liabilities, net	2,412,737	2,370,118
Other Liabilities	84,707	72,145
Total Asset Management and Strategic Holdings	$8,868,372	$7,718,415

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$1,043,257	$205,669
Securities Sold Under Agreements to Repurchase	854,710	1,358,434
Accrued Expenses	629,548	607,262
Insurance Operations Balances in Course of Settlement	300,490	250,367
Operating Lease Liabilities(5)	193,212	193,566
Derivative Liabilities	154,711	146,197
Accrued Employee Related Expenses	64,340	370,984
Interest Payable	49,799	15,894
Tax Payable to Former Parent Company	47,841	62,545
Accounts and Commissions Payable	26,797	32,104
Other Tax Related Liabilities	14,315	12,984
Current Income Tax Payable	5,424	—
Total Insurance	$3,384,444	$3,256,006

Total Accrued Expenses and Other Liabilities	$12,252,816	$10,974,421
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Represents amounts owed to third parties for investment purchases for which cash settlement has not occurred.
(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements for the net changes in fair value associated with these instruments.
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 17 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 10.3 years and 10.3 years as of March 31, 2024 and December 31, 2023, respectively. The weighted average discount rates were 2.9% and 2.9% as of March 31, 2024 and December 31, 2023, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.5 years and 7.6 years as of March 31, 2024 and December 31, 2023, respectively. The weighted average discount rates were 4.5% and 4.4% as of March 31, 2024 and December 31, 2023, respectively. The weighted average remaining lease terms for land were 42.7 years and 43.7 years as of March 31, 2024 and December 31, 2023, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2024, KKR's commitments to these unconsolidated investment funds were $2.6 billion. KKR has not provided any financial support other than its obligated amount as of March 31, 2024. Additionally, Global Atlantic also has unfunded commitments of $26.7 million in relation to other limited partnership interests as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	March 31, 2024	December 31, 2023
Investments	$8,950,579	$7,877,904
Due from (to) Affiliates, net	1,151,902	1,097,939
Maximum Exposure to Loss	$10,102,481	$8,975,843

Insurance
Other Investment Partnerships	$740,835	$169,265
Investment in Renewable Energy	55,325	55,485
Maximum Exposure to Loss	$796,160	$224,750

Total Maximum Exposure to Loss	$10,898,641	$9,200,593

Notes to Financial Statements (Continued)
16. DEBT OBLIGATIONS
Asset Management and Strategic Holdings Debt Obligations
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

Notes to Financial Statements (Continued)
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

		March 31, 2024			December 31, 2023
		Financing Available	Borrowing Outstanding	Fair Value	Financing Available	Borrowing Outstanding	Fair Value
Revolving Credit Facilities:
Corporate Credit Agreement		$1,500,000	$—	$—	$1,500,000	$—	$—
KCM Credit Facility (1)		717,399	—	—	736,492	—	—
KCM 364-Day Revolving Credit Facility		750,000	—	—	750,000	—	—
Notes Issued: (2)
KKR ¥5 billion (or $33.0 million) 0.764% Notes Due 2025	(5)	—	32,925	32,963	—	35,316	35,390
KKR ¥36.4 billion (or $240.5 million) 1.054% Notes Due 2027	(5)	—	239,589	238,111	—	257,132	255,840
KKR ¥44.7 billion (or $295.3 million) 1.428% Notes Due 2028	(5)	—	294,043	293,777	—	315,599	315,217
KKR €650 million (or $701.7 million) 1.625% Notes Due 2029	(5)	—	696,881	629,560	—	712,331	646,248
KKR $750 million 3.750% Notes Due 2029 (7)	(5)	—	745,333	700,613	—	726,331	684,323
KKR ¥4.9 billion (or $32.4 million) 1.244% Notes Due 2029	(5)	—	31,986	31,675	—	34,339	33,985
KKR ¥1.8 billion (or $11.9 million) 1.614% Notes Due 2030	(5)	—	11,589	11,673	—	12,448	12,514
KKR $750 million 4.850% Notes Due 2032	(5)	—	742,767	725,520	—	742,545	733,163
KKR ¥6.2 billion (or $41.0 million) 1.437% Notes Due 2032	(5)	—	40,476	39,392	—	43,461	42,155
KKR ¥1.5 billion (or $9.9 million) 1.939% Notes Due 2033	(5)	—	9,599	9,662	—	10,316	10,322
KKR ¥7.5 billion (or $49.6 million) 1.553% Notes Due 2034	(5)	—	48,980	46,706	—	52,595	49,937
KKR ¥5.5 billion (or $36.3 million) 1.795% Notes Due 2037	(5)	—	35,799	33,446	—	38,450	35,742
KKR ¥10.3 billion (or $68.1 million) 1.595% Notes Due 2038	(5)	—	67,191	60,555	—	72,161	64,646
KKR ¥3 billion (or $19.8 million) 2.312% Notes Due 2038	(5)	—	19,429	18,912	—	20,874	20,272
KKR $500 million 5.500% Notes Due 2043 (7)	(5)	—	490,783	481,993	—	490,728	475,022
KKR ¥4.5 billion (or $29.7 million) 2.574% Notes Due 2043	(5)	—	29,241	27,694	—	31,413	29,723
KKR $1 billion 5.125% Notes Due 2044 (7)	(5)	—	963,536	896,327	—	963,674	887,286
KKR $500 million 3.625% Notes Due 2050	(5)	—	493,086	364,765	—	493,020	358,580
KKR $750 million 3.500% Notes Due 2050 (7)	(5)	—	737,055	526,649	—	734,437	527,183
KKR $750 million 3.250% Notes Due 2051	(5)	—	740,272	504,210	—	740,184	516,038
KKR ¥6 billion (or $39.6 million) 2.747% Notes Due 2053	(5)	—	39,030	34,849	—	41,929	37,801
KKR $500 million 4.625% Notes Due 2061	(6)	—	486,844	399,200	—	486,755	377,400
KFN $500 million 5.500% Notes Due 2032	(3)	—	496,118	456,201	—	495,997	455,340
KFN $120 million 5.200% Notes Due 2033	(3)	—	118,925	106,283	—	118,895	106,030
KFN $70 million 5.400% Notes Due 2033	(3)	—	69,162	62,757	—	69,140	62,648
KFN Issued Junior Subordinated Notes (4)	(3)	—	239,133	216,175	—	238,801	208,902
		2,967,399	7,919,772	6,949,668	2,986,492	7,978,871	6,981,707

Other Debt Obligations(1)(7)		7,255,481	37,133,867	36,984,301	6,618,692	36,907,999	36,699,920

		$10,222,880	$45,053,639	$43,933,969	$9,605,184	$44,886,870	$43,681,627
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

Notes to Financial Statements (Continued)
(3)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(4)KKR consolidates KFN and reports KFN's outstanding $258.5 million aggregate principal amount of junior subordinated notes. The weighted average interest rate is 8.0% and 8.1% and the weighted average years to maturity is 12.5 years and 12.8 years as of March 31, 2024 and December 31, 2023, respectively.
(5)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(6)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(7)As of March 31, 2024 and December 31, 2023, the borrowing outstanding and fair value reflects the elimination for the portion of these debt obligations that are held by Global Atlantic.

KCM 364-Day Revolving Credit Facility
On April 4, 2024, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the "KCM Borrowers") replaced their existing 364-day revolving credit agreement with a new 364-day revolving credit agreement (the "KCM 364-Day Revolving Credit Facility”) with Mizuho Bank, Ltd., as administrative agent, and one or more lenders party thereto. The KCM 364-Day Revolving Credit Facility replaces the prior 364-day revolving credit facility, dated as of April 7, 2023, between the KCM Borrowers and the administrative agent, and one or more lenders party to the prior facility, which was terminated according to its terms on April 4, 2024. The KCM 364-Day Revolving Credit Facility provides for revolving borrowings up to $750 million, expires on April 3, 2025, and ranks pari passu with the existing $750 million revolving credit facility provided by them for KKR's capital markets business (the "KCM Credit Facility").
If a borrowing is made under the KCM 364-Day Revolving Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is (i) denominated in U.S. dollars and a term rate, it will be based on the term Secured Overnight Financing Rate ("SOFR"), (ii) denominated in euros, it will be based on EURIBOR and (iii) denominated in pounds sterling, it will be based on the Sterling Overnight Interbank Average Rate ("SONIA"), in each case, plus the applicable margin which ranges initially between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.50% and 1.75% depending on the amount and nature of the loan. Borrowings under the KCM 364-Day Revolving Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM 364-Day Revolving Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM 364-Day Revolving Credit Agreement are non-recourse to other parts of KKR.
The KCM 364-Day Revolving Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers. The KCM Borrowers' obligations under the KCM 364-Day Revolving Credit Facility are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.
KCM Credit Facility
On April 4, 2024, the KCM Borrowers (as defined above) also entered into a fourth amended and restated 5-year revolving credit agreement (the “KCM Credit Facility”) with Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto. This facility provides for revolving borrowings of up to $750 million with a $750 million sublimit for letters of credit, expires on April 4, 2029 and ranks pari passu with the KCM 364-Day Revolving Credit Facility. The prior facility for the KCM Borrowers, dated as of March 20, 2020 (as amended), between the KCM Borrowers, Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto, was terminated according to its terms on April 4, 2024 and replaced by the KCM Credit Facility.
If a borrowing is made on the KCM Credit Facility, the interest rate will vary depending on the type of drawdown requested. If the borrowing is (i) denominated in U.S. dollars and a term rate, it will be based on term SOFR, (ii) denominated in euros, it will be based on EURIBOR and (iii) denominated in pounds sterling, it will be based on SONIA, in each case, plus the applicable margin which ranges initially between 1.75% and 3.00%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.75% and 2.00% depending on the amount and nature of the loan. Obligations under the KCM Credit Facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in KKR’s capital markets business, and its liabilities are non-recourse to other parts of KKR’s business.

Notes to Financial Statements (Continued)
The KCM Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers. The KCM Borrowers’ obligations under the KCM Credit Facility are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.
Other Asset Management and Strategic Holdings Debt Obligations
As of March 31, 2024, other debt obligations consisted of the following:

	Financing Available	Borrowing Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$7,255,481	$12,058,357	$11,908,791	6.5%	4.7
Debt Obligations of Consolidated CLOs	—	25,075,510	25,075,510	(2)	9.2
	$7,255,481	$37,133,867	$36,984,301
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.9 billion.
(2)The senior notes of the consolidated CLOs had a weighted average interest rate of 6.8%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2024, the fair value of the consolidated CLO assets was $27.2 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Insurance Debt Obligations
Global Atlantic's debt obligations consisted of the following:

	March 31, 2024			December 31, 2023
	Financing Available	Borrowing Outstanding	Fair Value(2)	Financing Available	Borrowing Outstanding	Fair Value(2)
Revolving Credit Facilities:
Global Atlantic revolving credit facility, due August 2026	$1,000,000	$—	$—	$800,000	$200,000	$200,000
Notes Issued and Others:
Global Atlantic senior notes, due October 2029		500,000	465,350		500,000	460,850
Global Atlantic senior notes, due June 2031		650,000	538,785		650,000	533,130
Global Atlantic senior notes, due June 2033		650,000	722,150		650,000	721,175
Global Atlantic senior notes, due March 2054		750,000	770,025		—	—
Global Atlantic subordinated debentures, due October 2051		750,000	676,350		750,000	643,575
		3,300,000	$3,172,660		2,750,000	$2,558,730
Purchase accounting adjustments(1)		39,395			40,173
Debt issuance costs, net of accumulated amortization		(50,363)			(36,499)
Fair value loss of hedged debt obligations, recognized in earnings		(202,919)			(165,817)
		$3,086,113			$2,587,857
(1)The amortization of the purchase accounting adjustments was $778 thousand for both the three months ended March 31, 2024 and 2023, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
Senior Notes Due 2054
Global Atlantic (Fin) Company ("GA FinCo") and Global Atlantic Limited (Delaware) (formerly known as Global Atlantic Financial Limited, "GALD") are both Delaware corporations and wholly-owned indirect subsidiaries of TGAFG, the holding company for the Global Atlantic business.
In March 2024, GA FinCo issued $750 million aggregate principal amount of 6.750% senior unsecured notes due 2054 (the “GA 2054 Senior Notes”). The GA 2054 Senior Notes were issued pursuant to an indenture, dated October 7, 2019, among GA FinCo, as issuer, GALD, as guarantor, and U.S. Bank National Association, as trustee, and supplemented by the fifth

Notes to Financial Statements (Continued)
supplemental indenture thereto, dated March 15, 2024, among GA FinCo, GALD and the trustee. The GA 2054 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by GALD.
The GA 2054 Senior Notes bear interest at a rate of 6.750% per year. Interest on the GA 2054 Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024. The GA 2054 Senior Notes will mature on March 15, 2054. GA FinCo may, at its option, redeem some or all of the GA 2054 Senior Notes at any time: (i) prior to September 15, 2053 at a redemption price equal to the greater of 100% of the principal amount of the GA 2054 Senior Notes to be redeemed and a make-whole payment plus, in either case, accrued and unpaid interest, if any, to the date of redemption; and (ii) on or after September 15, 2053 at a redemption price equal to 100% of the principal amount of the GA 2054 Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
Global Atlantic Credit Agreement
In March 2024, GA FinCo repaid $300 million then outstanding indebtedness under the Global Atlantic Credit Agreement with proceeds from the GA 2054 Senior Notes.
In May 2024, subsequent to the end of the quarter, GA FinCo terminated the existing revolving credit facility (“RCF”) and replaced it with a new credit agreement with GA FinCo, as borrower, GALD, as guarantor, and Wells Fargo Bank, N.A., as administrative agent, that (1) provides for up to $1.0 billion of revolving borrowings, including up to $500 million of letters of credit, (2) has a maturity of May 2029, and (3) contains customary events of default, representations and warranties and covenants that are substantially similar to those that were in the terminated RCF, including the consolidated debt to capitalization and net worth covenants. Interest on any funded borrowings accrues at SOFR plus a spread ranging from 1.225% to 1.975%, based on GALD’s long-term issuer credit ratings. The borrower must pay a commitment fee on any unfunded committed balance under the agreement, ranging from 0.125% to 0.300% based on the long-term issuer credit rating.
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2024. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of March 31, 2024.

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Policyholders’ account balances	$129,509,137	$125,187,354
Liability for future policy benefits	25,410,733	17,823,750
Additional liability for annuitization, death, or other insurance benefits	7,213,357	7,129,785
Market risk benefit liability	1,023,053	1,120,968
Other policy-related liabilities(1)	10,442,406	8,796,414
Total policy liabilities	$173,598,686	$160,058,271
(1)Other policy-related liabilities as of March 31, 2024 and December 31, 2023 primarily consist of negative VOBA ($837.8 million and $867.9 million, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), embedded derivatives associated with contractholder deposit funds ($4.5 billion and $4.0 billion, respectively), cost-of-reinsurance liabilities ($3.0 billion and $1.8 billion, respectively) and outstanding claims ($240.0 million and $235.1 million, respectively).

Notes to Financial Statements (Continued)
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the three months ended March 31, 2024 and 2023, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Three months ended March 31, 2024
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$56,762,736	$30,168,445	$21,969,053	$7,015,998	$9,271,122	$125,187,354
Issuances and premiums received	4,784,285	1,549,004	312,020	695,933	1,339,437	8,680,679
Benefit payments, surrenders, and withdrawals	(2,879,479)	(1,294,134)	(306,463)	(68,159)	(411,941)	(4,960,176)
Interest(2)	498,543	165,239	177,275	69,519	74,324	984,900
Other activity(3)	(102,899)	25,879	(305,139)	(21,815)	20,354	(383,620)
Balance as of end of period	$59,063,186	$30,614,433	$21,846,746	$7,691,476	$10,293,296	$129,509,137
Less: reinsurance recoverable	(10,557,317)	(3,189,167)	(7,159,910)	—	(3,830,017)	(24,736,411)
Balance as of end of period, net of reinsurance recoverable	$48,505,869	$27,425,266	$14,686,836	$7,691,476	$6,463,279	$104,772,726

Average interest rate	3.58%	2.30%	3.22%	3.80%	3.47%	3.15%
Net amount at risk, gross of reinsurance(4)	$—	$—	$117,008,523	$—	$1,161,762	$118,170,285
Cash surrender value(5)	$45,612,785	$29,313,985	$13,827,297	$—	$4,604,037	$93,358,104
(1)“Other” consists of activity related to payout annuities without life contingencies, preneed, variable annuities and life products.
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
(4)Net amount at risk represents the difference between the face value of the insurance policy and the reserve accumulated under that same policy.
(5)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

	Three months ended March 31, 2023
	Fixed rate annuities	Fixed indexed annuities	Interest sensitive life	Funding agreements	Other(1)	Total
Balance as of beginning of period	$48,510,703	$29,123,926	$17,397,185	$7,535,489	$9,713,933	$112,281,236
Issuances and premiums received	3,416,916	1,640,745	144,797	—	100,616	5,303,074
Benefit payments, surrenders, and withdrawals	(2,329,373)	(937,627)	(230,514)	(224,107)	(401,156)	(4,122,777)
Interest(2)	340,106	114,739	107,298	51,423	74,209	687,775
Other activity(3)	(63,346)	(45,130)	(25,172)	86,057	78,474	30,883
Balance as of end of period	$49,875,006	$29,896,653	$17,393,594	$7,448,862	$9,566,076	$114,180,191
Less: reinsurance recoverable	(6,699,771)	(3,311,541)	(3,467,814)	—	(3,119,287)	(16,598,413)
Balance as of end of period, net of reinsurance recoverable	$43,175,235	$26,585,112	$13,925,780	$7,448,862	$6,446,789	$97,581,778

Average interest rate	2.85%	1.70%	3.09%	2.75%	2.69%	2.53%
Net amount at risk, gross of reinsurance(4)	$—	$—	$84,498,038	$—	$1,182,896	$85,680,934
Cash surrender value(5)	$40,420,172	$27,236,116	$12,948,054	$—	$4,744,008	$85,348,350
(1)“Other” consists of activity related to payout annuities without life contingencies, preneed, variable annuities and life products.
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

	As of March 31, 2024
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$2,894,495	$30,211	$559,718	$2,726,724	$28,705,318	$34,916,466
1.00% - 1.99%	1,443,207	939,437	914,146	1,924,889	7,614,747	12,836,426
2.00% - 2.99%	855,374	45,699	56,328	99,215	1,338,545	2,395,161
3.00% - 4.00%	11,515,571	1,472,797	391,942	1,183,923	1,294,192	15,858,425
Greater than 4.00%	11,888,750	1,353,373	141,937	115,460	288,949	13,788,469
Total	$28,597,397	$3,841,517	$2,064,071	$6,050,211	$39,241,751	$79,794,947
Percentage of total	36%	5%	3%	8%	48%	100%

	As of December 31, 2023
	Account values with adjustable crediting rates subject to guaranteed minimums:
Range of guaranteed minimum crediting rates:	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
Less than 1.00%	$2,706,701	$25,839	$660,189	$3,546,450	$25,940,436	$32,879,615
1.00% - 1.99%	1,471,320	1,013,423	999,852	1,968,519	6,603,795	12,056,909
2.00% - 2.99%	896,276	44,850	55,874	109,411	1,310,234	2,416,645
3.00% - 4.00%	12,494,439	1,186,572	414,111	953,560	1,067,325	16,116,007
Greater than 4.00%	12,095,647	1,385,538	138,112	117,561	298,493	14,035,351
Total	$29,664,383	$3,656,222	$2,268,138	$6,695,501	$35,220,283	$77,504,527
Percentage of total	38%	5%	3%	9%	45%	100%
Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected net premiums
Balance as of beginning of the period	$—	$(208,370)	$(208,370)	$—	$(255,401)	$(255,401)

Balance at original discount rate	$—	$(241,058)	$(241,058)	$—	$(303,610)	$(303,610)
Effect of actual variances from expected experience	—	2,481	2,481	—	992	992
Adjusted beginning of period balance	—	(238,577)	(238,577)	—	(302,618)	(302,618)
Issuances	—	(1,138,831)	(1,138,831)	—	—	—
Interest		(949)	(949)	—	(1,206)	(1,206)
Net premiums collected	—	8,416	8,416	—	8,283	8,283
Ending balance at original discount rate	—	(1,369,941)	(1,369,941)	—	(295,541)	(295,541)
Effect of changes in discount rate assumptions	—	36,556	36,556	—	43,489	43,489
Balance as of the end of the period	$—	$(1,333,385)	$(1,333,385)	$—	$(252,052)	$(252,052)

Notes to Financial Statements (Continued)

	Three Months Ended
	March 31, 2024			March 31, 2023
	Payout annuities(1)	Other(2)	Total	Payout annuities(1)	Other(2)	Total
Present value of expected future policy benefits
Balance as of beginning of the period	$17,427,353	$604,767	$18,032,120	$14,021,514	$679,807	$14,701,321

Balance at original discount rate	$20,040,000	$701,655	$20,741,655	$17,180,626	$806,555	$17,987,181
Effect of actual variances from expected experience	(5,403)	(4,126)	(9,529)	(7,777)	3,539	(4,238)
Adjusted beginning of period balance	20,034,597	697,529	20,732,126	17,172,849	810,094	17,982,943
Issuances	521,384	8,829,048	9,350,432	559,421	15	559,436
Interest	145,265	2,146	147,411	93,654	2,467	96,121
Benefit payments	(443,016)	(16,726)	(459,742)	(389,426)	(25,861)	(415,287)
Ending balance at original discount rate	20,258,230	9,511,997	29,770,227	17,436,498	786,715	18,223,213
Effect of changes in discount rate assumptions	(2,934,499)	(91,610)	(3,026,109)	(2,721,312)	(115,387)	(2,836,699)
Balance as of the end of the period	17,323,731	9,420,387	26,744,118	14,715,186	671,328	15,386,514
Net liability for future policy benefits	17,323,731	8,087,002	25,410,733	14,715,186	419,276	15,134,462
Less: reinsurance recoverable(3)	(9,184,956)	(6,395,483)	(15,580,439)	(7,636,570)	1,750	(7,634,820)
Net liability for future policy benefits, net of reinsurance recoverables	$8,138,775	$1,691,519	$9,830,294	$7,078,616	$421,026	$7,499,642
(1)Payout annuities generally only have a single premium received at contract inception. As a result, the liability for future policy benefits generally would not reflect a present value for future premiums for payout annuities.
(2)“Other” consists of activity related to long-term care insurance, variable annuities, traditional life insurance, preneed insurance and fixed-rate annuity products. Mortality and morbidity risks associated with the long-term care insurance have been ceded to a third-party reinsurer.
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $(141.4) million and $237.1 million for the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Gross premiums
	Three Months Ended March 31,
	2024	2023
Payout annuities	$582,588	$492,727
Other	8,547,653	14,391
Total products	$9,130,241	$507,118
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Payout annuities	Other
Weighted-average interest rates, original discount rate	3.44%	4.85%
Weighted-average interest rates, current discount rate	5.22%	5.29%
Weighted-average liability duration (years, current rates)	8.42	10.70

	As of December 31, 2023
	Payout annuities	Other
Weighted-average interest rates, original discount rate	3.37%	2.57%
Weighted-average interest rates, current discount rate	4.95%	4.95%
Weighted-average liability duration (years, current rates)	8.58	9.03
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of March 31, 2024 and December 31, 2023:

Notes to Financial Statements (Continued)

	As of March 31, 2024
	Payout annuities	Other
Expected future benefit payments, undiscounted	$29,845,573	$16,966,712
Expected future benefit payments, discounted (original discount rate)	20,258,230	9,511,997
Expected future benefit payments, discounted (current discount rate)	17,323,731	9,420,387

Expected future gross premiums, undiscounted	—	1,880,510
Expected future gross premiums, discounted (original discount rate)	—	1,447,508
Expected future gross premiums, discounted (current discount rate)	—	1,398,867

	As of December 31, 2023
	Payout annuities	Other
Expected future benefit payments, undiscounted	$29,164,580	$832,608
Expected future benefit payments, discounted (original discount rate)	19,899,423	689,760
Expected future benefit payments, discounted (current discount rate)	17,427,352	604,768

Expected future gross premiums, undiscounted	—	377,693
Expected future gross premiums, discounted (original discount rate)	—	317,710
Expected future gross premiums, discounted (current discount rate)	—	262,653
Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$7,251,266	$5,104,810
Effect of changes in cash flow assumptions	—	—
Effect of changes in experience	(29,667)	(21,177)
Adjusted balance as of beginning of period	7,221,599	5,083,633
Issuances	6,079	5,684
Assessments	175,430	85,683
Benefits paid	(136,605)	(84,913)
Interest	59,363	26,296
Balance as of end of period	7,325,866	5,116,383
Less: impact of unrealized investment gain and losses	112,509	117,958
Less: reinsurance recoverable, end of period	1,460,314	—
Balance, end of year, net of reinsurance recoverable and impact of unrealized investment gains and losses	$5,753,043	$4,998,425
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Gross assessments
	Three Months Ended March 31,
	2024	2023
Total amount recognized within revenue in the consolidated statements of operations	$168,504	$146,376

Notes to Financial Statements (Continued)
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Weighted-average interest, current discount rate	3.27%	3.09%
Weighted-average liability duration (years)	27.75	27.64
Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Three months ended
	March 31, 2024			March 31, 2023
	Fixed-indexed annuity	Variable- and other annuities	Total	Fixed-indexed annuity	Variable- and other annuities	Total
Balance as of beginning of period	$868,268	$252,683	$1,120,951	$548,536	$120,322	$668,858

Balance as of beginning of period, before impact of changes in instrument-specific credit risk	$790,616	$225,593	$1,016,209	$656,880	$150,633	$807,513
Issuances	3,408	(2)	3,406	(36)	(9)	(45)
Interest	10,914	2,926	13,840	8,854	1,957	10,811
Attributed fees collected	24,660	21,874	46,534	24,143	21,095	45,238
Benefit payments	(1,649)	(1,807)	(3,456)	(802)	(18)	(820)
Effect of changes in interest rates	(68,282)	(40,975)	(109,257)	71,737	49,005	120,742
Effect of changes in equity markets	(12,806)	(42,848)	(55,654)	(3,822)	(21,986)	(25,808)
Effect of actual experience different from assumptions	6,352	(5,001)	1,351	772	(12,676)	(11,904)
Balance as of end of period before impact of changes in instrument-specific credit risk	753,213	159,760	912,973	757,726	188,001	945,727
Effect of changes in instrument-specific credit risk	82,969	27,080	110,049	(146,505)	(44,165)	(190,670)
Balance as of end of period	836,182	186,840	1,023,022	611,221	143,836	755,057
Less: reinsurance recoverable as of the end of the period	—	(12,820)	(12,820)	—	(14,913)	(14,913)
Balance as of end of period, net of reinsurance recoverable	$836,182	$174,020	$1,010,202	$611,221	$128,923	$740,144

Net amount at risk	$4,356,548	$1,289,163	$5,645,711	$3,980,500	$1,277,299	$5,257,799
Weighted-average attained age of contract holders (years)	70	69	70	70	71	70

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024			As of December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed annuities	$23	$836,205	$(836,182)	$—	$868,268	$(868,268)
Variable- and other annuities	8	186,848	(186,840)	17	252,700	(252,683)
Total	$31	$1,023,053	$(1,023,022)	$17	$1,120,968	$(1,120,951)

Notes to Financial Statements (Continued)
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
The following table presents the balances of and changes in separate account liabilities:

	March 31, 2024			March 31, 2023
	Variable annuities	Interest-sensitive life	Total	Variable annuities	Interest-sensitive life	Total
Balance as of beginning of period	$3,565,029	$541,971	$4,107,000	$3,627,769	$503,025	$4,130,794
Premiums and deposits	6,519	3,444	9,963	10,655	3,581	14,236
Surrenders, withdrawals and benefit payments	(134,786)	(5,223)	(140,009)	(108,408)	(3,716)	(112,124)
Investment performance	241,056	44,942	285,998	141,071	31,944	173,015
Other	(28,267)	(11,512)	(39,779)	(29,652)	(11,466)	(41,118)
Balance as of end of period	$3,649,551	$573,622	$4,223,173	$3,641,435	$523,368	$4,164,803

Cash surrender value as of end of period(1)	$3,649,551	$573,622	$4,223,173	$3,641,435	$523,368	$4,164,803
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	March 31, 2024	December 31, 2023
Asset type:
Managed volatility equity/fixed income blended fund	$2,152,615	$2,131,149
Equity	1,688,119	1,596,467
Fixed income	149,305	152,398
Money market	232,510	226,387
Alternative	624	599
Total assets supporting separate account liabilities	$4,223,173	$4,107,000

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
For the three months ended March 31, 2024 and 2023, the effective tax rates were 19.7% and 36.4%, respectively. The effective tax rate differs from the statutory rate primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered its ability and intent to hold the underlying securities to recovery. Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. As of March 31, 2024, Global Atlantic maintained $89.3 million of valuation allowance associated with the unrealized tax capital losses in the available for sale securities portfolio. The establishment of the valuation allowance was recorded in other comprehensive income. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will be realized. There was no change in the valuation allowance recorded as of March 31, 2024.
During the three months ended March 31, 2024, there were no material changes to KKR's uncertain tax positions and KKR believes there will not be a significant increase or decrease to these uncertain tax positions within 12 months of the reporting date.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax ("CAMT") on the "adjusted financial statement income" of certain large corporations, which became effective on January 1, 2023. In addition, the IRA enacted a 1% excise tax on corporate stock repurchases completed after December 31, 2022. KKR reviewed the impact and concluded there was no impact on income taxes for the three months ended March 31, 2024 and will continue to review and monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.
On December 20, 2021, the OECD released Pillar Two Model Rules, which contemplate a global 15% minimum tax rate. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two, and many countries are passing legislation to comply with Pillar Two. The changes contemplated by Pillar Two, when enacted by various countries in which we do business, may increase our taxes in such countries. Based on the available legislation, KKR concluded there was no material impact on income taxes with respect to Pillar Two for the three months ended March 31, 2024. KKR will continue to evaluate the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance.
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that been given pursuant to the Exempted Undertakings Tax Protection Act 1966. As a result of the 2024 GA Acquisition, we are now subject to the Bermuda CIT enacted in 2023. Global Atlantic reviewed the potential impact and does not expect that the Bermuda CIT will have a material impact on income taxes for 2024.

Notes to Financial Statements (Continued)
19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards and incentive awards under the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") and the Global Atlantic Senior Management Equity Incentive Plan ("GA Equity Incentive Plan") for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Asset Management	$154,345	$126,290
Insurance	29,066	57,047
Total	$183,411	$183,337

KKR Equity Incentive Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of March 31, 2024, 48,896,121 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain Global Atlantic employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
Service-Vesting Awards
KKR grants restricted stock units and restricted holdings units that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as "Service-Vesting Awards"). In certain cases, these Service-Vesting Awards may have a percentage of the award that vests immediately upon grant, and certain Service-Vesting Awards may have vesting periods longer than five years. Additionally, some but not all Service-Vesting Awards are subject to transfer restrictions and/or minimum retained ownership requirements. Generally, the transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the awards vesting on any vesting date and (ii) two years with respect to the other one-half of the awards vesting on such vesting date. While providing services to KKR, some but not all of these awards are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested awards that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Awards do not participate in dividends until such awards have met their vesting requirements.
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
As of March 31, 2024, there was approximately $981 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Service-Vesting Awards granted from January 1, 2024 through March 31, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	23,228,671	$53.22
Granted	4,098,787	76.73
Vested	(932,297)	74.09
Forfeitures	(284,320)	55.77
Balance, March 31, 2024	26,110,841	$56.14
(1)Unvested Service-Vesting Awards include restricted stock units and restricted holdings units granted to Global Atlantic employees.

Market Condition Awards
KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards"). The following is a discussion of the Market Condition Awards, excluding the Co-CEO Awards (as defined and discussed below).
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
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$30.57	$19.87 - $66.80
Closing KKR share price as of valuation date	$51.60	$37.93 - $82.85
Risk Free Rate	2.21%	0.41% - 4.41%
Volatility	30.04%	28.00% - 38.00%
Dividend Yield	1.27%	0.71% - 1.53%
Expected Cost of Equity	10.74%	9.13% - 11.80%
As of March 31, 2024, there was approximately $685 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.4 years.

Notes to Financial Statements (Continued)
A summary of the status of unvested Market Condition Awards granted from January 1, 2024 through March 31, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	36,497,589	$29.59
Granted	2,278,830	58.59
Vested	(170,000)	21.29
Forfeitures	(280,452)	23.67
Balance, March 31, 2024	38,325,967	$31.39
(1)Unvested Market Condition Awards include restricted holdings units granted to Global Atlantic employees.
As of March 31, 2024, 24.1 million units of these Market Condition awards have met their market price based vesting condition.
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
As of March 31, 2024, there was approximately $399 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from April 1, 2024 to December 31, 2026. As of March 31, 2024, 3.0 million units of these Co-CEO awards have met their market price based vesting condition.

Notes to Financial Statements (Continued)
Modification and Replacement of Book Value Awards - Insurance
On February 1, 2021, Global Atlantic adopted the GA Book Value Plan to enhance the ability of Global Atlantic to attract, motivate and retain its employees and to promote the success of the Global Atlantic business.
The GA Book Value Plan authorized the grant of cash-settled awards ("book value awards," or "BVAs") representing the right to receive one or more payments upon vesting equal to the product of an initial dollar value set by the award multiplied by a pre-determined formula as of each applicable vesting date. The predetermined formula is equal to the quotient determined by dividing the book value of one share of TGAFG on the applicable vesting date by the book value of a share on the original grant date, subject to adjustments. Book value awards generally vested in three equal, annual installments, subject to continued employment.
BVAs were accounted for as profit sharing arrangements in accordance with ASC 710. On January 2, 2024, KKR replaced the BVAs with approximately 1.9 million of Service-Vesting Awards granted pursuant to our 2019 Equity Incentive Plan, which are accounted for as equity classified awards in scope of ASC 718. As such, this modification resulted in (i) a change in scope from ASC 710 to ASC 718, (ii) a change in classification from liability to equity and (iii) a corresponding reclassification of $77 million from Accrued Expenses and Other Liabilities to Additional Paid-In Capital in the consolidated statement of financial condition. Accordingly, these awards will no longer be remeasured to fair value after the modification date. No incremental expense recognition was required upon the modification of the BVAs, because no incremental value was transferred to the employees. The service and vesting conditions of the Service-Vesting Awards mirror those of the BVAs.
Modification and Replacement of GA Equity Incentive Plan Awards - Insurance
On June 24, 2021, Global Atlantic issued 1,000 non-voting incentive shares to a Bermuda exempted partnership owned by certain Global Atlantic employees, who are eligible to receive incentive units under the GA Equity Incentive Plan. These incentive units represented an interest in the receipt of certain amounts based on Global Atlantic's book value, market value, and AUM, in each case as derived in part from the value of TGAFG’s fully-diluted equity shares.
The GA Equity Incentive Plan awards were accounted for as a hybrid compensation plan, consisting of one component most closely aligned with a profit-sharing plan under ASC 710, Compensation - General, as well as other components within scope of ASC 718, Compensation - Stock Compensation, in all cases with obligations liability-classified. Accordingly, with regard to awards within scope of ASC 710, Global Atlantic recorded expense based on payouts deemed to be probable and reasonably estimable based on the book value growth of Global Atlantic at the grant date and at each reporting period. For award components subject to liability-classification under ASC 718, Global Atlantic recorded expense, net of a 0% estimated forfeiture rate, based on the fair value of awards granted, with periodic adjustments to expense for changes in fair value, over the requisite 5-year service period.
On January 2, 2024, KKR replaced the GA Equity Incentive Plan awards with (i) 1.3 million of Service-Vesting Awards with a remaining vesting period of approximately 2 years and approximately 0.9 million of Market Condition Awards, both of which are accounted for as equity classified awards in scope of ASC 718, and (ii) approximately $54 million in vested KKR Holdings III restricted holdings units. As such, this modification resulted in (i) a change in scope from ASC 710 to ASC 718 for a portion of the award, (ii) a change in classification from liability to equity and (iii) a corresponding reclassification of $149 million from Accrued Expenses and Other Liabilities to Additional Paid-In Capital in the consolidated statement of financial condition. No incremental expense recognition was required upon the modification of the GA Equity Incentive Plan awards, because no incremental value was transferred to the employees.
Due to the existence of the service requirement, the vesting period for the Market Condition Awards is explicit, and as such, compensation expense will be recognized on (i) a straight-line basis over the period from the date of grant through the date the award recipient is required to be employed by KKR and (ii) assumes a forfeiture rate of up to 4% annually based upon expected turnover. The fair value of the awards granted are based on a Monte Carlo simulation valuation model.

Notes to Financial Statements (Continued)
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2024	December 31, 2023
Amounts due from unconsolidated investment funds	$1,214,045	$1,229,308
Amounts due from portfolio companies	235,349	217,544
Due from Affiliates	$1,449,394	$1,446,852
Due to Affiliates consists of:

	March 31, 2024	December 31, 2023
Amounts due to current and former employees under the tax receivable agreement	$381,076	$406,730
Amounts due to unconsolidated investment funds	62,143	131,369
Due to Affiliates	$443,219	$538,099

Notes to Financial Statements (Continued)
21. SEGMENT REPORTING
KKR operates through three reportable segments which are presented below and reflect how its chief operating decision-makers allocate resources and assess performance:
•Asset Management - The asset management business offers a broad range of investment management services to investment funds, vehicles and accounts (including Global Atlantic and the Strategic Holdings segment) and provides capital markets services to portfolio companies and third parties. This reportable segment also reflects how its business lines operate collaboratively with predominantly a single expense pool.
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
•Strategic Holdings - The strategic holdings business initially represents KKR's participation in the core private equity strategy, which was previously presented in the Asset Management segment’s Principal Activities business line. This segment primarily generates income from dividends from these businesses. Dividends are presented net of management fees paid to our Asset Management segment. If KKR were to sell a portion or all of a business reported in Strategic Holdings, the realized gain or loss would be presented as realized investment income reduced by the performance fee paid to our Asset Management segment.
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate related charges and (iv) non-recurring items, if any. Strategic corporate related items arise from corporate actions and consist primarily of (i) impairments, (ii) transaction costs from strategic acquisitions, and (iii) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments:
•Asset Management Segment Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment. This measure is presented before income taxes and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. The non-operating adjustments made to derive Asset Management Segment Earnings excludes the impact of: (i) unrealized gains (losses) on investments, (ii) unrealized carried interest, and (iii) unrealized carried interest compensation. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies and Strategic Holdings segment, are included in Asset Management Segment Earnings.
•Insurance Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment. This measure is presented before income taxes and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, and (iii) General, Administrative, and Other Expenses. The non-operating adjustments made to derive Insurance Operating Earnings excludes the impact of: (i) investment gains (losses) which include realized gains (losses) related to asset/liability matching investment strategies and unrealized investment gains (losses) and (ii) non-operating changes in policy liabilities and derivatives which includes (a) changes in the fair value of market risk benefits and other policy liabilities measured at fair value and related benefit payments, (b) fees attributed to guaranteed benefits, (c) derivatives used to manage the risks associated with policy liabilities, and (d) losses at contract issuance on payout annuities. Insurance Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investment strategies and (ii) the investment management costs that are earned by our Asset Management segment as the investment adviser of the Global Atlantic insurance companies.

Notes to Financial Statements (Continued)
•Strategic Holdings Segment Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Strategic Holdings segment. This measure is presented before income taxes and is comprised of: Dividends, Net and Net Realized Investment Income. The non-operating adjustment made to derive Strategic Holdings Segment Earnings excludes the impact of unrealized gains (losses) on investments. Strategic Holdings Segment Earnings includes management fees and performance fee expenses that are earned by the Asset Management segment.
Modification of Segment Information
In connection with building and scaling of the core private equity strategy on KKR’s balance sheet and the acquisition of the remaining minority equity interests in Global Atlantic on January 2, 2024, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the first quarter of 2024, KKR has made changes with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented.
The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the first quarter of 2024, are as follows:
•Creating a new business segment, Strategic Holdings - The new segment is currently comprised of KKR’s participation in its core private equity strategy. Our participation in the core private equity strategy has scaled into a business KKR now evaluates separately from its Asset Management segment. Additionally, KKR may also acquire other long-term assets that are not part of the core private equity strategy for this segment. As of the first quarter of 2024, KKR’s participation in its core private equity strategy will no longer be reported as part of the Asset Management segment. The Asset Management segment continues to represent KKR's business separate from its insurance operations and continues to reflect how the chief operating decision makers allocate resources and assess performance in the asset management business, which includes operating collaboratively across its business lines, with predominantly a single expense pool. Effective as of the first quarter of 2024, the results of our Strategic Holdings segment will include a management fee and performance fee that is paid to our Asset Management segment for providing advisory services rather than allocating the costs borne by our Asset Management segment to support our Strategic Holdings segment. The historical amounts presented herein do not include any management or performance fees that will be charged since the governing agreement was not in place prior to the first quarter of 2024.
•Segment Earnings - Segment Earnings is the performance measure for KKR's segment profitability and is used by management in making operational decisions and to assess performance.

Notes to Financial Statements (Continued)
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended March 31,
	2024	2023
Asset Management
Management Fees (1)(2)	$815,327	$738,156
Transaction and Monitoring Fees, Net	152,084	142,179
Fee Related Performance Revenues	19,101	21,741
Fee Related Compensation	(172,640)	(203,094)
Other Operating Expenses	(145,131)	(150,404)
Fee Related Earnings	668,741	548,578
Realized Performance Income	271,545	175,398
Realized Performance Income Compensation	(193,547)	(114,009)
Realized Investment Income (3)	134,753	194,834
Realized Investment Income Compensation	(20,211)	(29,714)
Asset Management Segment Earnings	$861,281	$775,087

Insurance
Net Investment Income (1) (3)	$1,486,419	$1,271,255
Net Cost of Insurance	(1,003,327)	(750,612)
General, Administrative and Other	(210,252)	(196,714)
Pre-tax Operating Earnings	272,840	323,929
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(118,817)
Insurance Segment Earnings	$272,840	$205,112

Strategic Holdings
Dividends, Net (2)	$20,720	$—
Strategic Holdings Operating Earnings	20,720	—
Net Realized Investment Income	—	—
Strategic Holdings Segment Earnings	$20,720	$—

Total Segment Earnings	$1,154,841	$980,199

(1) Includes intersegment management fees of $112.4 million and $108.3 million between Asset Management and Insurance segments for the three months ended March 31, 2024 and 2023, respectively.
(2) Includes intersegment management fees of $7.5 million between the Asset Management and the Strategic Holdings segments for the three months ended March 31, 2024.
(3) Includes intersegment interest expense of $3.2 million and $44.8 million for the three months ended March 31, 2024 and 2023, respectively.

	As of March 31,
	2024	2023
Segment Assets:
Asset Management	$24,726,206	$24,960,722
Insurance	230,645,894	174,831,730
Strategic Holdings	6,840,505	5,700,661
Total Segment Assets	$262,212,605	$205,493,113

	Three Months Ended March 31,
Non-cash expenses excluded from Segment Earnings	2024	2023
Equity Based Compensation and Other
Asset Management	$154,345	$126,290
Insurance (1)	29,066	36,393
Total Non-cash expenses	$183,411	$162,683
(1)Amounts include the portion allocable to KKR & Co. Inc.

Notes to Financial Statements (Continued)

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Segment Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended March 31,
	2024	2023

Total GAAP Revenues	$9,656,738	$3,127,482
Impact of Consolidation and Other	283,823	209,778
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,262,942)	(449,018)
Realized Carried Interest	250,268	172,689
Realized Investment Income - Asset Management	134,753	194,834
Capstone Fees	(18,514)	(19,805)
Expense Reimbursements	(8,093)	(15,544)
Strategic Holdings Adjustments:
Strategic Holdings Segment Management Fees	7,484	—
Insurance Adjustments:
Net Premiums	(6,036,522)	(473,624)
Policy Fees	(328,947)	(313,802)
Other Income	(56,385)	(37,158)
(Gains) Losses from Investments(1)	258,483	260,507
Non-operating Changes in Policy Liabilities and Derivatives	19,803	(112,776)
Total Segment Revenues (2)	$2,899,949	$2,543,563
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income and (vii) Dividends, Net.

	Three Months Ended March 31,
	2024	2023

Income (Loss) Before Tax (GAAP)	$1,363,051	$408,435
Impact of Consolidation and Other	(189,596)	99,137
Interest Expense, Net	72,807	82,240
Asset Management Adjustments:
Unrealized (Gains) Losses	(399,078)	119,934
Unrealized Carried Interest	(946,816)	(202,659)
Unrealized Carried Interest Compensation	757,452	83,830
Strategic Corporate Related Charges and Other	61,675	6,807
Equity-based compensation	73,777	59,017
Equity-based compensation - Performance based	80,568	67,273
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(73,257)	(20,607)
Insurance Adjustments:(1)
(Gains) Losses from Investments(1)(2)	246,917	131,114
Non-operating Changes in Policy Liabilities and Derivatives(1)	73,863	106,491
Equity-based and Other Compensation(1)	29,066	36,393
Amortization of Acquired Intangibles(1)	4,412	2,794
Total Segment Earnings	$1,154,841	$980,199
(1)Amounts represent the portion allocable to KKR & Co. Inc.
(2)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

Notes to Financial Statements (Continued)

	As of
	March 31, 2024	March 31, 2023
Total GAAP Assets	$339,773,927	$282,610,589
Impact of Consolidation and Reclassifications	(74,048,864)	(75,160,372)
Carry Pool Reclassifications	(3,512,458)	(1,957,104)
Total Segment Assets	$262,212,605	$205,493,113
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
Share Repurchase Program
The repurchase program does not have an expiration date. Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of April 26, 2024, there was approximately $101 million remaining under the program. Subsequent to March 31, 2024, the share repurchase program has been amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less.
For the three months ended March 31, 2024 and 2023, no shares of common stock were repurchased, and no equity awards were retired under the repurchase program.

Notes to Financial Statements (Continued)
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)certain third-party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.
The following table presents total noncontrolling interests:

	For the Three Months Ended March 31,
	2024	2023
Beginning of Period (as previously reported for the prior period)	$34,904,791	$35,778,000
Adoption of New Accounting Standard (See Note 2)	—	632,858
Balance at the beginning of the period (as revised for the prior period)	34,904,791	36,410,858
Net Income (Loss) Attributable to Noncontrolling Interests	378,958	(73,003)
Other Comprehensive Income (Loss), net of tax	(1,480)	367,188
Compensation Modification - Issuance of Holdings III Units (See Note 19)	53,623	—
Equity-Based Compensation (Non Cash Contribution)	103,907	76,596
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	40,789	—
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	2,169,300	—
Change in KKR & Co. Inc.'s Ownership Interest	(165,230)	—
Capital Contributions	1,438,202	2,468,778
Capital Distributions	(1,732,066)	(1,840,303)
Changes in Consolidation	—	(93,545)
Balance at the end of the period	$34,568,564	$37,316,569

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
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $47.0 million and $47.8 million as of March 31, 2024 and December 31, 2023, respectively, as determined by the hypothetical liquidation at book value ("HLBV") method. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of both March 31, 2024 and December 31, 2023, the estimated redemption value that would be due at the respective redemption dates is $3.2 million.
The following table presents the calculation of Redeemable Noncontrolling Interests:

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of the period	$615,427	$152,065
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	32,678	(7,303)
Capital Contributions	282,253	—
Capital Distributions	(8,265)	(636)
Balance at the end of the period	$922,093	$144,126

Notes to Financial Statements (Continued)
24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of March 31, 2024, KKR had unfunded commitments consisting of $7.9 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $61.1 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of March 31, 2024, these commitments amounted to $504.0 million. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of March 31, 2024 have been reduced to reflect the amount to be funded by such third parties. As of March 31, 2024, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.8 billion as of March 31, 2024. These commitments include those related to mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $54.0 million for current expected credit losses as of March 31, 2024.
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
As of March 31, 2024, approximately $550 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2024 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $223 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of March 31, 2024, Associates Holdings had access to cash reserves sufficient to reimburse the full $223 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $3.7 billion, and KKR would be entitled to seek reimbursement of approximately $1.6 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.

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
Indemnifications and Other Guarantees
Asset Management and Strategic Holdings Segment
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

KKR also has provided, and provides, credit support in connection with its businesses, including:
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
Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of March 31, 2024, the present value of the remaining amount to be paid is $47.8 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
Unless otherwise stated above, KKR's maximum exposure under the arrangements described under this section “—Indemnifications and Other Guarantees” are currently unknown as there are no stated or notional amounts included in these arrangements and KKR's liabilities for these matters would require a claim to be made against KKR in the future.

Notes to Financial Statements (Continued)
Legal Proceedings
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, requests for information, lawsuits, arbitration and claims incidental to the conduct of KKR's businesses. KKR's businesses are also subject to extensive regulation, which may result in regulatory or other legal proceedings against them. Moreover, in the ordinary course of business, KKR is and can be both the defendant and the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims that adversely affect the value of certain investments owned by KKR's funds and Global Atlantic's insurance companies.
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
On July 21, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky (the "Kentucky AG"), filed a new lawsuit in the same Kentucky state court (the “2020 AG Action”) making essentially the same allegations as those raised in the 2017 Action, including against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and Roberts. On May 1, 2024, the trial court denied motions to dismiss the 2020 AG Action filed by KKR & Co. Inc. and Messrs. Kravis and Roberts.
On April 8, 2024, after receiving permission from the Kentucky trial court in the 2020 AG Action, the Kentucky AG amended its complaint in the 2020 AG Action to add a claim for breach of contract. The Kentucky AG also filed an action (the "2024 AG Action") substantially identical to the 2020 AG Action, including the new claim for breach of contract. On April 23, 2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants moved to strike the Kentucky AG's amended complaint in the 2020 AG Action, to stay consideration of the breach of contract claim and the 2024 AG Action until after the trial court's ruling on the motions to dismiss the 2020 AG Action, and to deny a motion by the Kentucky AG to consolidate the 2020 AG Action and the 2024 AG Action.
In January 2021, some of the attorneys for the plaintiffs in the 2017 Action filed a new lawsuit on behalf of a new set of plaintiffs, who claim to be “Tier 3” members of Kentucky Retirement Systems (the “Tier 3 Plaintiffs”), alleging substantially the same allegations as in the 2017 Action. On July 9, 2021, the Tier 3 Plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the 2020 AG Action. On August 20, 2021, the Tier 3 Plaintiffs and other individual plaintiffs filed a second complaint in Kentucky state court (the “Second Tier 3 Action”), purportedly on behalf of Kentucky Retirement Systems’ funds, alleging the same claims against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. On May 1, 2024, the trial court denied motions to dismiss the Second Tier 3 Action filed by KKR & Co. Inc. and Messrs. Kravis and Roberts.
On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Prisma Capital Partners LP, the Kentucky state court concluded that it has personal jurisdiction over KKR & Co. Inc. in that action, and that the indemnification provisions violated the Kentucky Constitution and were therefore unenforceable. On December 1, 2023, the Kentucky Court of Appeals reversed the trial court’s summary judgment on the issue of personal jurisdiction over KKR & Co. Inc., but affirmed the trial court’s rulings that the indemnification provisions violated the Kentucky Constitution and were unenforceable. On February 5, 2024, the Kentucky Court of Appeals denied the petitions of KKR & Co. Inc. and others for rehearing. On April 8, 2024, KKR & Co. Inc. and other defendants in the declaratory judgment case filed motions with the Supreme Court of Kentucky for discretionary review of the Court of Appeals' December 1, 2023 decision.
KKR intends to continue to vigorously defend against these claims against KKR and Messrs. Kravis and Roberts.
Regulatory Matters

Notes to Financial Statements (Continued)
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

Notes to Financial Statements (Continued)
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $5.1 million for both the three months ended March 31, 2024 and 2023 and are included in insurance expenses in the consolidated statements of operations. As of both March 31, 2024 and December 31, 2023, the total capacity of the financing arrangements with third parties was $2.3 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both March 31, 2024 and December 31, 2023.

25. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.175 per share of common stock of KKR & Co. Inc. has been declared and was announced on May 1, 2024. This dividend will be paid on May 28, 2024 to common stockholders of record as of the close of business on May 13, 2024.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 740 private equity investments in portfolio companies with a total transaction value in excess of $715 billion as of March 31, 2024. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source and has also enabled the firm to establish a new reporting segment called Strategic Holdings, which is currently comprised of the firm’s participation in our core private equity strategy.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021 and the remaining equity interests in Global Atlantic that KKR did not already own on January 2, 2024. Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2024, Global Atlantic served over three million policyholders.

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
Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2024, our Private Equity business line had $182.8 billion of AUM, consisting of $129.5 billion in traditional private equity, $35.2 billion in core private equity and $18.1 billion in growth equity, which includes $4.5 billion of impact investments.
The table below presents information as of March 31, 2024, relating to our current private equity and other vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2024.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$8,219	$10,181	$—	$10,181	$11,710	$155
Americas Fund XII	5/2017	5/2021	13,500	1,616	12,490	9,835	9,301	18,800	1,635
North America Fund XI	11/2012	1/2017	8,718	142	10,055	22,858	2,571	3,356	192
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,123	—	4	1
Ascendant Fund	6/2022	6/2028	3,549	3,549	—	—	—	—	—
European Fund VI	6/2022	6/2028	7,431	5,855	1,576	—	1,576	1,153	—
European Fund V	7/2019	2/2022	6,339	658	5,751	922	5,572	7,452	393
European Fund IV	2/2015	3/2019	3,512	21	3,643	5,726	1,621	2,659	202
European Fund III (5)	3/2008	3/2014	5,506	146	5,360	10,625	586	28	29
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,507	—	25	5
Asian Fund IV	7/2020	7/2026	14,735	8,322	6,965	552	6,810	9,055	352
Asian Fund III	8/2017	7/2020	9,000	1,329	8,192	6,611	6,624	12,670	1,146
Asian Fund II	10/2013	3/2017	5,825	—	7,494	6,694	2,697	2,073	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	21
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	2,321	419	—	419	477	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	104	2,181	548	1,937	3,062	220
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	670	1,148	276	1,017	83
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,812	977	—	977	1,102	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	137	1,324	283	1,134	1,861	106
Global Impact Fund II	6/2022	6/2028	2,704	1,888	816	—	816	726	—
Global Impact Fund	2/2019	3/2022	1,242	223	1,195	474	1,018	1,625	118
Co-Investment Vehicles and Other	Various	Various	20,763	3,358	17,973	10,274	12,473	15,419	1,329
Core Investors II	8/2022	8/2027	11,814	8,963	2,851	—	2,851	3,049	6
Core Investors I	2/2018	8/2022	8,500	44	9,311	1,038	8,411	15,951	12
Other Core Vehicles	Various	Various	5,131	1,251	3,951	1,432	3,487	5,894	52
Unallocated Commitments (6)	N/A	N/A	3,989	3,989	—	—	—	—	—

Total Private Equity			$194,641	$54,951	$146,409	$147,801	$81,338	$119,168	$5,711
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue. For further information on management fee calculations, see "—Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings—Revenues."
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid. For further information on management fee calculations, see "—Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings—Revenues."
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2024.
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

Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of March 31, 2024, our Real Assets business line had $135.4 billion of AUM, consisting of $70.5 billion in real estate (of which $37.7 billion is real estate credit and $32.8 billion is real estate equity), $61.2 billion in infrastructure, and $3.7 billion in energy.
The table below presents information as of March 31, 2024, relating to our current real asset and other vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors IV	8/2021	8/2027	$16,590	$6,860	$10,062	$332	$9,856	$11,618	$284
Global Infrastructure Investors III	7/2018	6/2021	7,166	1,096	6,335	1,993	5,478	7,862	484
Global Infrastructure Investors II	12/2014	6/2018	3,040	130	3,166	5,386	711	1,115	38
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	5,444	904	—	904	963	—
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	691	3,385	847	2,879	3,385	135
Diversified Core Infrastructure Fund	12/2020	(5)	9,800	1,073	8,803	639	8,737	9,275	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,544	2,818	229	2,655	2,656	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	244	1,960	2,692	444	440	13
Real Estate Partners Americas	5/2013	5/2017	1,229	135	1,024	1,416	54	31	(3)
Real Estate Partners Europe II	3/2020	12/2023	2,061	510	1,755	431	1,451	1,421	—
Real Estate Partners Europe	8/2015	12/2019	707	99	687	775	200	197	(8)
Asia Real Estate Partners	7/2019	7/2023	1,682	401	1,288	23	1,245	1,470	—
Property Partners Americas	12/2019	(5)	2,571	48	2,523	159	2,523	2,250	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	257	976	938	17
Real Estate Credit Opportunity Partners I	2/2017	4/2019	1,130	122	1,008	531	1,008	992	3
Energy Related Vehicles	Various	Various	4,385	62	4,188	1,929	1,241	1,709	44
Co-Investment Vehicles and Other	Various	Various	11,413	5,147	6,304	1,687	5,893	5,841	28

Total Real Assets			$80,078	$23,606	$58,236	$21,554	$46,255	$52,163	$1,035
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue. For further information on management fee calculations, see "—Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings—Revenues."
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid. For further information on management fee calculations, see "—Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings—Revenues."
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.

Private Equity and Real Asset Performance
The table below presents information as of March 31, 2024, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2024, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,123	4	14,127	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,507	25	8,532	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.6%	2.2
European Fund III (2008)	5,506	5,360	10,625	28	10,653	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,152	19	1,171	3.8%	(0.2)%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,055	22,858	3,356	26,214	23.7%	19.2%	2.6
Asian Fund II (2013)	5,825	7,494	6,694	2,073	8,767	4.5%	2.9%	1.2
Real Estate Partners Americas (2013)	1,229	1,024	1,416	31	1,447	15.8%	11.0%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.1)%	(8.8)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,166	5,386	1,115	6,501	19.6%	16.9%	2.1
European Fund IV (2015)	3,512	3,643	5,726	2,659	8,385	23.4%	18.2%	2.3
Real Estate Partners Europe (2015)	707	687	775	197	972	12.0%	8.9%	1.4
Next Generation Technology Growth Fund (2016)	659	670	1,148	1,017	2,165	31.1%	26.6%	3.2
Health Care Strategic Growth Fund (2016)	1,331	1,324	283	1,861	2,144	18.0%	12.1%	1.6
Americas Fund XII (2017)	13,500	12,490	9,835	18,800	28,635	24.9%	20.5%	2.3
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	531	992	1,523	9.1%	7.7%	1.5
Core Investment Vehicles (2017)	25,445	16,113	2,470	24,894	27,364	17.3%	16.2%	1.7
Asian Fund III (2017)	9,000	8,192	6,611	12,670	19,281	29.4%	23.2%	2.4
Real Estate Partners Americas II (2017)	1,921	1,960	2,692	440	3,132	25.4%	20.8%	1.6
Global Infrastructure Investors III (2018)	7,166	6,335	1,993	7,862	9,855	16.2%	12.8%	1.6
Global Impact Fund (2019)	1,242	1,195	474	1,625	2,099	24.4%	18.2%	1.8
European Fund V (2019)	6,339	5,751	922	7,452	8,374	15.1%	11.6%	1.5
Energy Income and Growth Fund II (2018)	994	1,191	330	1,543	1,873	17.2%	15.3%	1.6
Asia Real Estate Partners (2019)	1,682	1,288	23	1,470	1,493	10.4%	5.4%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,181	548	3,062	3,610	22.6%	17.7%	1.7
Real Estate Credit Opportunity Partners II (2019)	950	976	257	938	1,195	10.4%	7.8%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	3,385	847	3,385	4,232	14.8%	10.4%	1.3
Asian Fund IV (2020)	14,735	6,965	552	9,055	9,607	19.5%	12.7%	1.4
Real Estate Partners Europe II (2020)	2,061	1,755	431	1,421	1,852	3.4%	0.3%	1.1
Real Estate Partners Americas III (2021)	4,253	2,818	229	2,656	2,885	1.3%	(1.2)%	1.0
Health Care Strategic Growth Fund II (2021)	3,789	977	—	1,102	1,102	12.4%	(3.4)%	1.1
North America Fund XIII (2021)	18,400	10,181	—	11,710	11,710	12.9%	7.9%	1.2
Global Infrastructure Investors IV (2022) (3)	16,590	10,062	332	11,618	11,950	—	—	—
European Fund VI (2022) (3)	7,431	1,576	—	1,153	1,153	—	—	—
Global Impact Fund II (2022) (3)	2,704	816	—	726	726	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	6,348	904	—	963	963	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,740	419	—	477	477	—	—	—
Ascendant Fund (2022) (3)	3,549	—	—	—	—	—	—	—
Subtotal - Included Funds	229,559	172,812	166,496	138,399	304,895	16.1%	12.4%	1.8

All Funds	$246,034	$189,287	$216,765	$138,399	$355,164	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on March 31, 2024.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2024. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
For more information, see "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns" in our Annual Report.
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of March 31, 2024, our Credit and Liquid Strategies business line had $259.5 billion of AUM, comprised of $130.3 billion of assets managed in our leveraged credit strategies, $92.7 billion of assets managed in our private credit strategy, $9.2 billion of assets managed in our strategic investments group (“SIG”) strategy, and $27.3 billion of assets managed through our hedge fund platform. We manage $137.0 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $15.3 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
Our hedge funds platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. Our hedge fund partnerships offer a range of alternative investment strategies, including long/short equity and hedge fund-of-funds.
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

Alternative Credit. Our alternative credit strategy consists of our (i) private credit strategies and (ii) investments overseen by our credit platform’s SIG group:
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
Hedge Fund Platform
Our hedge fund platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This principally consists of a 39.6% interest in Marshall Wace LLP (together with its affiliates, "Marshall Wace"), a global alternative investment manager specializing in long/short equity products. We also own other interests in third-party hedge fund managers, including a 39.9% interest in PAAMCO Prisma Holdings, LLC, an investment manager focused on liquid alternative investment solutions, including hedge fund-of-fund portfolios.
The table below presents information as of March 31, 2024, relating to our current credit and other vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,336	$1,627	$709	$12	$709	$782	$9
Dislocation Opportunities Fund	8/2019	11/2021	2,967	450	2,517	1,534	1,456	1,618	68
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,412	1,134	1,191	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,804	426	320	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	154	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	894	1,165	105	1,165	1,266	29
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	354	1,891	902	1,240	1,202	—
Lending Partners IV	3/2022	9/2026	1,150	518	632	43	633	680	6
Lending Partners III	4/2017	11/2021	1,498	540	958	832	701	708	43
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,198	151	82	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	11	—
Lending Partners Europe II	5/2019	9/2023	837	210	627	280	519	548	6
Lending Partners Europe	3/2015	3/2019	848	184	662	470	184	176	—
Asia Credit Opportunities	1/2021	5/2025	1,084	506	578	24	578	657	14
Other Alternative Credit Vehicles	Various	Various	14,687	8,747	7,798	6,167	4,110	4,459	32

Total Credit and Liquid Strategies			$38,329	$14,545	$25,640	$17,407	$13,213	$13,854	$187
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue. For further information on management fee calculations, see "—Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings—Revenues."
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid. For further information on management fee calculations, see "—Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings—Revenues."
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on March 31, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.07%	6.38%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.67%
Opportunistic Credit (3)	May 2008	10.74%	9.15%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.86%
Bank Loans	Apr 2011	5.74%	5.17%	S&P/LSTA Loan Index (4)	4.65%
High-Yield	Apr 2011	6.04%	5.46%	BoAML HY Master II Index (5)	5.35%
European Leveraged Loans (6)	Sep 2009	4.77%	4.25%	CS Inst West European Leveraged Loan Index (7)	3.79%
European Credit Opportunities (6)	Sept 2007	6.83%	5.64%	S&P European Leveraged Loans (All Loans) (8)	4.32%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to March 31, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,336	$709	$12	$782	$794	18.7%	12.4%	1.1
Dislocation Opportunities Fund	Aug 2019	2,967	2,517	1,534	1,618	3,152	11.5%	9.1%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,412	1,191	3,603	2.6%	0.7%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,804	320	2,124	(1.5)%	(3.2)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	154	1,320	9.1%	5.9%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	1,165	105	1,266	1,371	15.3%	11.1%	1.2
Private Credit Opportunities Partners II	Dec 2015	2,245	1,891	902	1,202	2,104	3.1%	1.3%	1.1
Lending Partners IV	Mar 2022	1,150	632	43	680	723	19.7%	16.0%	1.1
Lending Partners III	Apr 2017	1,498	958	832	708	1,540	15.2%	12.5%	1.6
Lending Partners II	Jun 2014	1,336	1,179	1,198	82	1,280	2.9%	1.5%	1.1
Lending Partners	Dec 2011	460	420	458	11	469	3.5%	1.8%	1.1
Lending Partners Europe II	May 2019	837	627	280	548	828	17.0%	13.3%	1.3
Lending Partners Europe	Mar 2015	848	662	470	176	646	(0.5)%	(2.6)%	1.0
Asia Credit Opportunities	Jan 2021	1,084	578	24	657	681	15.8%	11.3%	1.2
Other Alternative Credit Vehicles	Various	14,687	7,798	6,167	4,459	10,626	N/A	N/A	N/A
All Funds		$38,329	$25,640	$17,407	$13,854	$31,261
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

For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR." and "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns" in our Annual Report.

The table below presents information as of March 31, 2024, based on the investment funds or other vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$103,865	$101,493	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	26,659	26,659	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	130,524	128,152

Alternative Credit: (4)
Private Credit (1)	77,271	63,353	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	9,059	4,511	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	86,330	67,864

Hedge Funds (6)	27,342	27,342	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	15,309	15,309	0.60% - 0.625%	7.00% - 8.00%	7.00%	Indefinite
Total	$259,505	$238,667
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
(3)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2024 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2024.
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

Capital Markets
Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR’s asset management business lines, and serves our firm, our portfolio companies and third-party customers by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above. The third-party customers of our capital markets business include multinational corporations, public and private companies, financial sponsors, mutual funds, pension funds, sovereign wealth funds, and hedge funds globally. Our capital markets business provides these third-party clients with differentiated access to capital through our distribution platform.
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

Prior to the creation of the Strategic Holdings segment, effective January 2, 2024, the periodic financial operating results of the firm's participation in the core private equity strategy were reported as part of this Principal Activities business line within the Asset Management segment. Beginning with this report, those financial operating results are not reflected in the Asset Management segment. See "Strategic Holdings" for further information regarding our participation in the core private equity strategy.
The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2024, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 18%
Traditional Private Equity 26%
Infrastructure 6%
Energy 6%
Alternative Credit 8%
Real Estate 13%
Growth Equity 11%
Leveraged Credit 12%

(1)General partner commitments to our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines.

Insurance
Our insurance business is operated by Global Atlantic, which operates as a separate business with its existing brands and management team. KKR acquired a majority controlling interest in Global Atlantic on February 1, 2021 and the remainder of Global Atlantic on January 2, 2024. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products primarily through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of March 31, 2024, Global Atlantic served over three million policyholders.
Global Atlantic also sponsors co-investment vehicles (the "sponsored reinsurance sidecar vehicles") to participate alongside Global Atlantic in certain block, flow, PRT and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment period. The sponsored reinsurance sidecar vehicles provide third-party capital to support reinsurance transactions and do not get consolidated into our financial statements. As of March 31, 2024, third parties have committed capital to the sponsored reinsurance sidecar vehicles of approximately $3.5 billion, of which $2.7 billion has been deployed.
The following table represents Global Atlantic’s new business volumes by business and product for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
($ in millions)
Individual channel:
Fixed-rate annuities	$2,985	$2,146
Fixed-indexed annuities	1,264	1,065
Variable annuities	5	4
Total retirement products(1)	$4,254	$3,215

Life insurance products	$—	$4

Preneed life	69	75

Institutional channel:
Block	10,162	79
Flow & pension risk transfer	2,904	2,430
Funding agreements(2)	700	—
Total institutional market channel(3)(4)	$13,766	$2,509
_________________

(1)New business volumes in individual markets are referred to as sales. In Global Atlantic's individual market channel, sales of annuities include all money paid into new and existing contracts. Individual market channel sales of life insurance products are based on commissionable premium and individual market channel sales for preneed life are based on the face amount of insurance. Life insurance product sales do not include the recurring premiums that policyholders may pay over time. New business volumes from individual markets channel products typically occurs throughout the year.
(2)Funding agreements new business volumes represent funding agreements issued in connection with the funding agreement backed note ("FABN") program only.
(3)Global Atlantic expects block reinsurance transactions to be episodic rather than steady quarter over quarter. Similarly, funding agreements issued in the FABN program are subject to capital markets conditions and not expected to be consistent quarter over quarter. Flow and pension risk transfer new business volumes typically occurs throughout the year.
(4)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and is gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of March 31, 2024, separated by reserves originated through its individual and institutional markets.

	Reserves as of March 31, 2024
	Individual market	Institutional market(4)	Total	Ceded	Total, net	Percentage of total
	($ in thousands, except percentages, if applicable)
Fixed-rate annuity(1)	$26,821,247	$32,388,346	$59,209,593	$(9,992,394)	$49,217,199	33.3%
Fixed-indexed annuity(1)	25,292,677	10,307,055	35,599,732	(3,960,675)	31,639,057	20.0%
Payout annuities(1)	507,327	20,708,123	21,215,450	(11,382,039)	9,833,411	11.9%
Variable annuity	2,498,094	5,790,664	8,288,758	(2,337,271)	5,951,487	4.7%
Interest sensitive life(1)	13,709,438	18,427,886	32,137,324	(8,632,782)	23,504,542	18.1%
Other life insurance(2)	3,527,954	4,326,395	7,854,349	(3,020,930)	4,833,419	4.4%
Funding agreements(3)	2,050,080	5,641,396	7,691,476	—	7,691,476	4.3%
Closed block and other corporate products	—	1,053,753	1,053,753	(1,003,667)	50,086	0.6%
Other(5)	—	4,771,423	4,771,423	(3,624,142)	1,147,281	2.7%
Total reserves	$74,406,817	$103,415,041	$177,821,858	$(43,953,900)	$133,867,958	100.0%

Total general account	$72,182,932	$101,415,754	$173,598,686	$(43,953,900)	$129,644,786	97.6%
Total separate account	2,223,885	1,999,287	4,223,172	—	4,223,172	2.4%
Total reserves	$74,406,817	$103,415,041	$177,821,858	$(43,953,900)	$133,867,958	100.0%
(1)As of March 31, 2024, 79% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 39% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB borrowings and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of March 31, 2024, reserves sourced through block, flow and PRT transactions were $66.0 billion, $23.1 billion and $5.6 billion, respectively.
(5)“Other” includes long-term care insurance where we have ceded all mortality and morbidity risk to a third-party reinsurance company.

Strategic Holdings
Starting with the first quarter of 2024, we are reporting a new third segment named Strategic Holdings. Our Strategic Holdings segment is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. Our core private equity strategy includes third-party capital in investment funds alongside our firm’s capital. Our Asset Management segment continues to manage the investment funds that invest in our core private equity strategy, the financial results of which are not included in our Strategic Holdings segment.
Our core private equity strategy seeks to make investments in businesses that we anticipate holding for a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses through the traditional private equity strategy. For example, our core private equity strategy seeks to make investments in companies that, among other things, we believe are more stable, and typically have lower leverage over our holding period, than those companies in which our traditional private equity investments are made.
We may also acquire in the future other long-term assets that are not part of the core private equity strategy for this segment.
As of March 31, 2024, our Strategic Holdings segment consisted of our ownership stakes in 19 companies. Based on certain information made available to management as of March 31, 2024, approximately 65% of these companies are based in the Americas, 29% in Europe, and 5% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 33% in the Business Services sector, 29% in Consumer, 13% in Infrastructure, 13% in technology-media-telecommunications (TMT), and 13% in Healthcare.
Effective as of the first quarter of 2024, our Asset Management segment charges a quarterly management fee based on invested capital in our Strategic Holdings segment. Additionally, our Asset Management segment will charge a performance fee from the sale of our interests in the companies included in our Strategic Holdings segment. The management and performance fees are charged in order to represent the cost of providing advisory services by our Asset Management segment rather than determining the allocable costs borne by our Asset Management segment to support our Strategic Holdings segment.

Business Environment
Our asset management (including the businesses reported in our Strategic Holdings segment) and insurance businesses are affected by the various market and economic conditions of the various countries and regions in which we operate. Market and economic conditions are expected to continue to have a substantial impact on our financial condition, results of operations and our business in various ways that we are unable to control, including our ability to make new investments, the valuations of the investments we manage, the amount of investment proceeds we realize when we exit our investments, the timing for such realization activity, our ability to fundraise or to sell our various investment and insurance products and services, and the level of our capital markets activities, as discussed in the "Risk Factors" section of our Annual Report.
During the first quarter of 2024, the United States experienced economic growth amid elevated but moderating inflation. In Europe, GDP growth in the Eurozone was positive in the first quarter of 2024 for the first time in three quarters, while inflation moderated closer to the European Central Bank’s 2% inflation target. In Asia, the two largest economies continued to experience different economic conditions during the first quarter of 2024. Japan’s economy is expected to have experienced negative growth in the first quarter of 2024 in conjunction with inflation exceeding the Bank of Japan’s inflation targets, which led the Bank of Japan to lift its base rate out of negative territory for the first time since 2013. In China, its economy grew in the first quarter of 2024 but remains subject to various headwinds, including concerns about its property sector, retail sales, and industrial output.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real gross domestic product (“GDP”) is estimated to have expanded by 1.6% for the quarter ended March 31, 2024, compared to an expansion of 3.4% for the quarter ended December 31, 2023. Euro Area real GDP is estimated to have increased by 0.1% for the quarter ended March 31, 2024, up from -0.1% for the quarter ended December 31, 2023. In Japan, real GDP is estimated to have decreased by 0.2% for the quarter ended March 31, 2024, down from 0.4% growth for the quarter ended December 31, 2023. Real GDP in China increased by 1.6% for the quarter ended March 31, 2024, compared to growth of 1.2% reported for the quarter ended December 31, 2023.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 5.33% as of March 31, 2024, unchanged from December 31, 2023. The short-term benchmark interest rate set by the European Central Bank was 4.5% as of March 31, 2024, unchanged from December 31, 2023. The short-term benchmark interest rate set by the Bank of Japan was -0.1% as of March 31, 2024, unchanged from December 31, 2023. The short-term benchmark interest rate set by The People's Bank of China was 3.45% as of March 31, 2024, unchanged from December 31, 2023.
•Inflation. The U.S. core consumer price index rose 3.8% on a year-over-year basis as of March 31, 2024, down from 3.9% on a year-over-year basis as of December 31, 2023. Euro Area core inflation was 2.9% as of March 31, 2024, down from 3.4% as of December 31, 2023. In Japan, core inflation fell to 2.2% on a year-over-year basis as of March 31, 2024, down from 2.8% on a year-over-year basis as of December 31, 2023. Core inflation in China was 0.6% on a year-over-year basis as of March 31, 2024, unchanged from 0.6% as of December 31, 2023.
•Unemployment. The U.S. unemployment rate was 3.8%% as of March 31, 2024, up from 3.7% as of December 31, 2023. Euro Area unemployment was 6.5% as of March 31, 2024, unchanged from 6.5% as of December 31, 2023. The unemployment rate in Japan was 2.6% as of March 31, 2024, up from 2.5% as of December 31, 2023. The unemployment rate in China was 5.1% as of March 31, 2024, down from 5.0% as of December 31, 2023.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the quarter ended March 31, 2024, the S&P 500 was up 10.6%, the MSCI Europe Index was up 8.6%, the MSCI Asia Index was up 5.1% and the MSCI World Index was up 9.0% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 13.0 as of March 31, 2024, increasing from 12.5 as of December 31, 2023.
•Credit Markets. During the quarter ended March 31, 2024, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 10 basis points. The non-investment grade credit indices were up during the quarter ended March 31, 2024 with the S&P/LSTA Leveraged Loan Index up 2.5% and the BofAML HY Master II Index up 1.5%. During the quarter ended March 31, 2024, the 10-year government bond yields rose 32 basis points in the United States, rose 27 basis points in Germany, rose 11 basis points in Japan, rose 40 basis points in the UK and fell 27 basis points in China.

•Commodity Markets. During the quarter ended March 31, 2024, the 3-year forward price of WTI crude oil increased approximately 5.7%, and the 3-year forward price of natural gas decreased from approximately $4.44 per MMBtu to $3.82 per MMBtu as of December 31, 2023 and March 31, 2024. The Japan spot LNG import price decreased to approximately $9.45 per MMBtu as of March 31, 2024 from approximately $16.92 per MMBtu as of December 31, 2023.
•Foreign Exchange Rates. For the quarter ended March 31, 2024, the euro fell 2.3%, the British pound fell 0.8%, the Japanese yen fell 6.8%, and the Chinese renminbi fell 1.7%, respectively, relative to the U.S. dollar.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of our Annual Report for important additional detail regarding risks, uncertainties and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments. These risks, uncertainties and other conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section of our Annual Report. In particular, see "Risks Related to Our Investment Activities—Our valuation methodologies for certain assets can be subjective, and the fair value of assets established pursuant to such subjective methodologies is uncertain and may never be realized” and “Risks Related to Our Investment Activities—Various market and economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our financial results.”

Basis of Accounting and Key Financial Measures under GAAP
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our operating activities. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 “ Summary of Significant Accounting Policies” in our financial statements and “—Critical Accounting Policies and Estimates” contained in this section below. Our key Segment and non-GAAP financial measures and operating metrics are discussed below.
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
We believe that providing these segment and non-GAAP performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable are included under "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
Modification of Segment Information and Non-GAAP Measures
In connection with building and scaling of the core private equity strategy on KKR’s balance sheet and the acquisition of all of the remaining equity interests in Global Atlantic on January 2, 2024, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the first quarter of 2024, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented.

The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the first quarter of 2024, are as follows:
•Creating a new business segment, Strategic Holdings - The new segment is currently comprised of KKR’s participation in its core private equity strategy. Our participation in our core private equity has scaled into a business KKR now evaluates separately from its Asset Management segment. Additionally, KKR may also acquire other long-term assets that are not part of the core private equity strategy for this segment. As of the first quarter of 2024, KKR’s participation in its core private equity strategy will no longer be reported as part of the Asset Management segment. The Asset Management segment continues to represent KKR's business separate from its insurance operations and continues to reflect how the chief operating decision makers allocate resources and assess performance in the asset management business, which includes operating collaboratively across its business lines, with predominantly a single expense pool. Effective as of the first quarter of 2024, the results of our Strategic Holdings segment will include a management fee and performance fee that is paid to our Asset Management segment for providing advisory services rather than allocating the costs borne by our Asset Management segment to support our Strategic Holdings segment. The historical amounts presented herein do not include any management or performance fees that will be charged since the governing agreement was not in place prior to the first quarter of 2024.
•Segment Earnings - Segment Earnings is the performance measure for KKR's segment profitability and is used by management in making operational decisions and to assess performance.
Adjusted Net Income
Adjusted Net Income ("ANI") is a performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. ANI is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. ANI is equal to Total Segment Earnings less Interest Expense, Net and Other and Income Taxes on Adjusted Earnings. Interest Expense, Net and Other includes interest expense on debt obligations not attributable to any particular segment net of interest income earned on cash and short-term investments. Income Taxes on Adjusted Earnings represents the (i) amount of income taxes that would be paid assuming that all pre-tax Asset Management and Strategic Holdings segment earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged and (ii) amount of income taxes on Insurance Operating Earnings. Income taxes on Insurance Operating Earnings represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Equity based compensation expense is excluded from ANI, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. Income Taxes on Adjusted Earnings includes the benefit of tax deductions arising from equity-based compensation, which reduces Income Taxes on Adjusted Earnings during the period. If tax deductions from equity-based compensation were to be excluded from Income Taxes on Adjusted Earnings, KKR’s ANI would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in ANI for the period. KKR makes these adjustments when calculating ANI in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, ANI does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and ANI should not be viewed as a measure of KKR’s liquidity.

Total Segment Earnings
Total Segment Earnings is a performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Total Segment Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, (iii) strategic corporate related charges, and (iv) non-recurring items, if any. Strategic corporate related charges arise from corporate actions and consist primarily of (i) impairments, (ii) transaction costs from strategic acquisitions, and (iii) depreciation on real estate that KKR owns and occupies. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by our Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by our Asset Management segment for acquiring and managing the companies included in our Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where our Asset Management segment borrows from our Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments.
Asset Management Segment Earnings
Asset management segment earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Asset Management segment. This measure is presented before income taxes and is comprised of: (i) Fee Related Earnings, (ii) Realized Performance Income, (iii) Realized Performance Income Compensation, (iv) Realized Investment Income, and (v) Realized Investment Income Compensation. The non-operating adjustments made to derive Asset Management Segment Earnings excludes the impact of: (i) unrealized gains (losses) on investments, (ii) unrealized carried interest, and (iii) unrealized carried interest compensation. Management fees earned by KKR as the adviser, manager or sponsor for its investment funds, vehicles and accounts, including its Global Atlantic insurance companies and Strategic Holdings segment, are included in Asset Management Segment Earnings.
Insurance Operating Earnings
Insurance Operating Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Insurance segment. This measure is presented before income taxes and is comprised of: (i) Net Investment Income, (ii) Net Cost of Insurance, and (iii) General, Administrative, and Other Expenses. The non-operating adjustments made to derive Insurance Operating Earnings excludes the impact of: (i) investment gains (losses) which include realized gains (losses) related to asset/liability matching investment strategies and unrealized investment gains (losses) and (ii) non-operating changes in policy liabilities and derivatives which includes (a) changes in the fair value of market risk benefits and other policy liabilities measured at fair value and related benefit payments, (b) fees attributed to guaranteed benefits, (c) derivatives used to manage the risks associated with policy liabilities, and (d) losses at contract issuance on payout annuities. Insurance Operating Earnings includes (i) realized gains and losses not related to asset/liability matching investment strategies and (ii) the investment management costs that are earned by our Asset Management segment as the investment adviser of the Global Atlantic insurance companies.
Strategic Holdings Segment Earnings
Strategic Holdings Segment Earnings is the segment profitability measure used to make operating decisions and to assess the performance of the Strategic Holdings segment. This measure is presented before income taxes and is comprised of: Dividends, Net and Net Realized Investment Income. The non-operating adjustment made to derive Strategic Holdings Segment Earnings excludes the impact of unrealized gains (losses) on investments. Strategic Holdings Segment Earnings includes management fees and performance fee expenses that are earned by the Asset Management segment.

Fee Related Earnings
Fee related earnings is a performance measure used to assess the Asset Management segment’s generation of earnings from revenues that are measured and received on a more recurring basis as compared to KKR’s investing earnings. KKR believes this measure is useful to stockholders as it provides additional insight into the profitability of our fee generating asset management and capital markets businesses. FRE equals (i) Management Fees, including fees paid by the Insurance and Strategic Holdings segments to the Asset Management segment and fees paid by certain insurance co-investment vehicles, (ii) Transaction and Monitoring Fees, Net and (iii) Fee Related Performance Revenues, less (x) Fee Related Compensation, and (y) Other Operating Expenses.
Fee Related Performance Revenues refers to the realized portion of performance fees from certain AUM that has an indefinite term and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Fee related performance revenues consists of performance fees (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) that are not dependent on a realization event involving investments held by the investment fund, vehicle or account.
Fee Related Compensation refers to the compensation expense, excluding equity-based compensation, paid from (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, and (iii) Fee Related Performance Revenues.
Other Operating Expenses represents the sum of (i) occupancy and related charges and (ii) other operating expenses.
Strategic Holdings Operating Earnings
Strategic Holdings Operating Earnings is a performance measure used to assess the firm’s earnings from companies and businesses reported through its Strategic Holdings segment. Strategic Holdings Operating Earnings currently consists of earnings derived from dividends that the firm receives from businesses acquired through the firm’s participation in our core private equity strategy. Strategic Holdings Operating Earnings currently equals dividends less management fees that are earned by our Asset Management segment. This measure is used by management to assess the Strategic Holdings segment’s generation of earnings from revenues that are measured and received on a more recurring basis than, and are not dependent on, realizations from investment activities.
Total Operating Earnings
Total Operating Earnings is a performance measure that represents the sum of (i) FRE, (ii) Insurance Operating Earnings, and (iii) Strategic Holdings Operating Earnings. KKR believes this measure is useful to stockholders as it provides additional insight into the profitability of the most recurring forms of earnings from each of KKR’s segments as compared to investing earnings.
Total Investing Earnings
Total Investing Earnings is a performance measure that represents the sum of (i) Net Realized Performance Income and (ii) Net Realized Investment Income. KKR believes this measure is useful to stockholders as it provides additional insight into the earnings of KKR’s segments from the realization of investments.
Total Asset Management Segment Revenues
Total Asset Management Segment Revenues is a performance measure that represents the realized revenues of the Asset Management segment (which excludes unrealized carried interest and unrealized gains (losses) on investments) and is the sum of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, and (v) Realized Investment Income. Asset Management Segment Revenues excludes Realized Investment Income earned based on the performance of businesses presented in the Strategic Holdings segment. KKR believes that this performance measure is useful to stockholders as it provides additional insight into all forms of realized revenues generated by our Asset Management segment.

Other Terms and Capital Metrics
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include certain securities exchangeable into shares of common stock of KKR & Co. Inc. and excludes equity unvested shares granted in connection with the equity incentive awards.
Assets Under Management
Assets under management represent the assets managed (including core private equity), advised or sponsored by KKR from which KKR is entitled to receive management fees or performance income (currently or upon a future event), general partner capital, and assets managed, advised or sponsored by our strategic BDC partnership and the hedge fund and other managers in which KKR holds an ownership interest. We believe this measure is useful to stockholders as it provides additional insight into the capital raising activities of KKR and its hedge fund and other managers and the overall activity in their investment funds and other managed or sponsored capital. KKR calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of KKR's investment funds and certain co-investment vehicles; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which KKR is currently not earning management fees or performance income; (iii) the asset value of the Global Atlantic insurance companies; (iv) the par value of outstanding CLOs; (v) KKR's pro rata portion of the AUM of hedge fund and other managers in which KKR holds an ownership interest; (vi) all of the AUM of KKR's strategic BDC partnership; (vii) the acquisition cost of invested assets of certain non-US real estate investment trusts and (viii) the value of other assets managed or sponsored by KKR. The pro rata portion of the AUM of hedge fund and other managers is calculated based on KKR’s percentage ownership interest in such entities multiplied by such entity’s respective AUM. KKR's definition of AUM (i) is not based on any definition of AUM that may be set forth in the governing documents of the investment funds, vehicles, accounts or other entities whose capital is included in this definition, (ii) includes assets for which KKR does not act as an investment adviser, and (iii) is not calculated pursuant to any regulatory definitions.
Capital Invested
Capital invested is the aggregate amount of capital invested by (i) KKR’s investment funds (including core private equity) and Global Atlantic insurance companies, (ii) KKR's Principal Activities business line as a co-investment, if any, alongside KKR’s investment funds, and (iii) KKR's Principal Activities business line in connection with a syndication transaction conducted by KKR's Capital Markets business line, if any. Capital invested is used as a measure of investment activity at KKR during a given period. We believe this measure is useful to stockholders as it provides a measure of capital deployment across KKR’s business lines. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. Capital invested excludes (i) investments in certain leveraged credit strategies, (ii) capital invested by KKR’s Principal Activities business line that is not a co-investment alongside KKR’s investment funds, and (iii) capital invested by KKR’s Principal Activities business line that is not invested in connection with a syndication transaction by KKR’s Capital Markets business line. Capital syndicated by KKR's Capital Markets business line to third parties other than KKR’s investment funds or Principal Activities business line is not included in capital invested.
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
Uncalled Commitments
Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles (including core private equity) have received from partners to contribute capital to fund future investments, and the amount of uncalled commitments is not reduced by capital invested using borrowings under an investment fund’s subscription facility until capital is called from our fund investors. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds and carry paying co-investment vehicles to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements or investments we have committed to make but remain unfunded at the reporting date.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended March 31, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$693,526	$677,016	$16,510
Capital Allocation-Based Income (Loss)	1,262,942	449,018	813,924
	1,956,468	1,126,034	830,434
Insurance
Net Premiums	6,036,522	473,624	5,562,898
Policy Fees	328,947	313,802	15,145
Net Investment Income	1,519,902	1,300,697	219,205
Net Investment-Related Gains (Losses)	(241,486)	(123,833)	(117,653)
Other Income	56,385	37,158	19,227
	7,700,270	2,001,448	5,698,822
Total Revenues	9,656,738	3,127,482	6,529,256

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,316,448	575,670	740,778
Occupancy and Related Charges	23,540	22,149	1,391
General, Administrative and Other	277,981	213,689	64,292
	1,617,969	811,508	806,461
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(101,760) and $146,309, respectively.)	7,261,069	1,527,054	5,734,015
Amortization of Policy Acquisition Costs	(3,752)	44,211	(47,963)
Interest Expense	54,567	40,261	14,306
Insurance Expenses	199,236	225,318	(26,082)
General, Administrative and Other	183,855	211,731	(27,876)
	7,694,975	2,048,575	5,646,400
Total Expenses	9,312,944	2,860,083	6,452,861

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	638,162	(159,409)	797,571
Dividend Income	245,057	148,167	96,890
Interest Income	890,102	728,616	161,486
Interest Expense	(754,064)	(576,338)	(177,726)
Total Investment Income (Loss)	1,019,257	141,036	878,221

Income (Loss) Before Taxes	1,363,051	408,435	954,616

Income Tax Expense (Benefit)	269,201	148,747	120,454

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)

Net Income (Loss)	1,093,850	259,688	834,162
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	32,678	(7,303)	39,981
Net Income (Loss) Attributable to Noncontrolling Interests	378,958	(73,003)	451,961
Net Income (Loss) Attributable to KKR & Co. Inc.	682,214	339,994	342,220

Series C Mandatory Convertible Preferred Stock Dividends	—	17,250	(17,250)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$682,214	$322,744	$359,470
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the three months ended March 31, 2024 and 2023, revenues consisted of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Management Fees	$486,754	$453,093	$33,661
Fee Credits	(94,046)	(57,531)	(36,515)
Transaction Fees	218,618	209,839	8,779
Monitoring Fees	48,967	29,853	19,114
Incentive Fees	6,626	6,413	213
Expense Reimbursements	8,093	15,544	(7,451)
Consulting Fees	18,514	19,805	(1,291)
Total Fees and Other	693,526	677,016	16,510

Carried Interest	1,144,928	343,070	801,858
General Partner Capital Interest	118,014	105,948	12,066
Total Capital Allocation-Based Income (Loss)	1,262,942	449,018	813,924

Total Revenues	$1,956,468	$1,126,034	$830,434
Fees and Other
Total Fees and Other for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily as a result of the increase in management fees and monitoring fees, partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund (a middle market focused traditional private equity strategy), at various vehicles designed for investment by individual private wealth investors, which we refer to as the "K-Series," and our Diversified Core Infrastructure fund. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital.

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
Fee credits increased compared to the prior period as a result of (i) a higher level of transaction fees in our Real Assets and Credit and Liquid Strategies business lines in the current period and (ii) a higher level of monitoring fees primarily due to a termination payment received in connection with the initial public offering of BrightSpring Health Services (NASDAQ: BTSG) in our Americas Fund XII during the current period. These termination payments may occur in the future; however, they are infrequent in nature and are generally correlated with the initial public offering and other realization activity in our private equity portfolio, and are expected to continue to be smaller in size and number compared to this period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from our portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended March 31, 2024 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Asian Fund III, Americas Fund XII, and Global Infrastructure Investors IV. Capital Allocation-Based Income (Loss) for the three months ended March 31, 2023 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Global Infrastructure Investors III, and Asian Pacific Infrastructure Investors.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended March 31, 2024
The net gains from investment activities for the three months ended March 31, 2024 were comprised of net realized losses of $(190.9) million and net unrealized gains of $829.1 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2024, net realized losses related primarily to the (i) realized losses on the sale of Telepizza SAU (consumer products sector) and (ii) realized losses from the distribution of certain assets to third-party fund investors in certain of our consolidated energy funds. Partially offsetting these realized losses were realized gains at certain consolidated leveraged credit funds and realized gains on certain foreign exchange forward contracts.

Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2024, net unrealized gains were driven by (i) mark-to-market gains primarily relating to Söderberg & Partners (financial services sector), 1-800 Contacts, Inc. (health care sector) and foreign exchange forward contracts, and (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above. These unrealized gains were partially offset by mark-to-market losses primarily relating to BridgeBio Pharma, Inc. (NASDAQ: BBIO), Accell Group N.V. (consumer products sector), and certain real estate and credit consolidated funds.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended March 31, 2024, net unrealized gains were primarily generated in the following asset classes:
•Traditional private equity and core private equity, which were primarily impacted by (i) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments, and (ii) overall positive operating performance of its portfolio companies;
•Credit, which were primarily impacted by the tightening of the credit spreads during the quarter; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and, to a lesser extent, by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
Partially offsetting the gains in the asset classes above, were unrealized losses generated in real estate investments, which, notwithstanding the positive operating performance at certain properties. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuation.
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
Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2023, net unrealized losses were driven by mark-to-market losses primarily relating to (i) certain investments held by our consolidated real estate and energy funds, (ii) GenesisCare Pty Ltd. (health care sector) and Heartland Dental, LLC (health care sector), each of which are held in our consolidated core private equity funds, and (iii) debt obligations of our consolidated CLOs. These unrealized losses were partially offset by mark-to-market gains primarily relating to (i) BridgeBio Pharma, Inc., (ii) Viridor Limited (infrastructure: energy and energy transition sector) and FiberCop S.p.A (infrastructure: telecommunications infrastructure sector) held in our consolidated core private equity funds and (iii) certain investments held in our consolidated CLOs.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.

Dividend Income
During the three months ended March 31, 2024, dividend income was primarily from (i) our investments in Exact Holding B.V. (technology sector) and FiberCop S.p.A. held through our consolidated core vehicles and (ii) certain of our consolidated real estate funds. During the three months ended March 31, 2023, dividend income was primarily from (i) certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) certain investments held in our consolidated real estate equity and credit funds and (iii) certain investments held in our consolidated funds by our credit platform's SIG group.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to March 31, 2023, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related primarily to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to March 31, 2023, (ii) an increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, and (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a higher level of accrued carried interest compensation resulting from (i) a higher level of carried interest from the appreciation in the value of our investment portfolio and (ii) the increase to the carry pool percentage in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to (i) a provision for legal reserve in the current period and (ii) a higher level of expenses from our consolidated investment funds and CLOs due to the impact of consolidating certain new funds and CLOs subsequent to March 31, 2023. The increase was partially offset by a lower level of placement fees.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other expenses are expected to increase accordingly.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended March 31, 2024 and 2023, revenues consisted of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Net Premiums	$6,036,522	$473,624	$5,562,898
Policy Fees	328,947	313,802	15,145
Net Investment Income	1,519,902	1,300,697	219,205
Net Investment-Related Losses	(241,486)	(123,833)	(117,653)
Other Income	56,385	37,158	19,227
Total Insurance Revenues	$7,700,270	$2,001,448	$5,698,822
Net Premiums
Net premiums increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies or morbidity risk during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was partially offset by higher retrocessions to third party reinsurers during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net investment income
Net investment income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields due to higher market interest rates. The growth in portfolio yields during the three months ended March 31, 2024, was offset in part due to holding higher levels of lower yielding assets, such as cash and corporate fixed maturity securities acquired as part of recent reinsurance transactions, pending deployment into higher yielding asset classes.
Net investment-related (losses) gains
The components of net investment-related losses were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Funds withheld payable embedded derivatives	$95,441	$(430,235)	$525,676
Equity future contracts	(63,516)	(40,825)	(22,691)
Foreign exchange and other derivative contracts	35,905	719	35,186
Equity index options	257,103	83,887	173,216
Interest rate contracts	(249,295)	68,996	(318,291)
Funds withheld receivable embedded derivatives	25,330	(30,767)	56,097
Net gains on derivative instruments	100,968	(348,225)	449,193
Net other investment (losses) gains	(342,454)	224,392	(566,846)
Net investment-related losses	$(241,486)	$(123,833)	$(117,653)

Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended March 31, 2024 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the three months ended March 31, 2024, and increased during the three months ended March 31, 2023 due to an increase in market interest rates for the three months ended March 31, 2024 compared to a decrease in the three months ended March 31, 2023.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which these options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which had a larger increase during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to narrowing of credit spreads during the three months ended March 31, 2024, as compared to a widening of credit spreads during the three months ended March 31, 2023.
The decrease in the fair value of interest rate was primarily driven by an increase in market interest rates during the three months ended March 31, 2024 and a decrease in the three months ended March 31, 2023, resulting in respectively, a loss, and a gain, on interest rate contracts in the respective periods.
The decrease in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in Global Atlantic's variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during both the three months ended March 31, 2024 and three months ended March 31, 2023, resulting in a loss on equity futures contracts in both periods.
Net other investment (losses) gains
The components of net other investment (losses) gains were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Realized (losses) gains on available-for-sale fixed maturity debt securities	$(28,157)	$3,432	$(31,589)
Credit loss allowances	(102,113)	(148,429)	46,316
Impairment of available-for-sale fixed maturity debt securities due to intent to sell	—	(26,741)	26,741
Unrealized (losses) gains on fixed maturity securities classified as trading	(99,579)	376,290	(475,869)
Unrealized losses on investments accounted under a fair-value option	(42,207)	(55,773)	13,566
Unrealized (losses) gains on real estate investments recognized at fair value under investment company accounting	(78,011)	63,192	(141,203)
Realized gains on funds withheld payable at interest portfolio	24,287	3,980	20,307
Realized (losses) gains on funds withheld receivable at interest portfolio	(2,286)	17,733	(20,019)
Other	(14,388)	(9,292)	(5,096)
Net other investment (losses) gains	$(342,454)	$224,392	$(566,846)

The increase in net other investment losses for the three months ended March 31, 2024 as compared to net other investment gains for the three months ended March 31, 2023, were primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading primarily as a result of an increase in market interest rates during the three months ended March 31, 2024 as compared to a decrease in market interest rates during the three months ended March 31, 2023, and (ii) an increase in unrealized losses on real estate investments at fair-value under investment company accounting due to higher discount rates and capitalization rates during the three months ended March 31, 2024.
Offsetting these increases in net other investment losses were (i) a decrease in credit loss allowances, and (ii) a decrease in intent-to-sell impairments on available-for-sale fixed maturity securities.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) an increase in the value of embedded derivatives in Global Atlantic's fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)—Insurance—Revenues—Net investment-related (losses) gains," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), (ii) an increase in net flows from both individual and institutional market channel sales, (iii) higher initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, and (iv) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment.
These increases were offset in part by (i) an increase in gains on market risk benefits due to an increase in market interest rates in the three months ended March 31, 2024, as compared to a decrease in market interest rates during the three months ended March 31, 2023, and (ii) a decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Amortization of policy acquisition costs
Amortization of policy acquisition costs decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization.
Interest expense
Interest expense increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Insurance expenses
Insurance expenses decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease in commission expenses as result of higher proportion of ceded commission expenses.
General, administrative and other
General, administrative and other decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to decreased employee compensation and benefits related expenses.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
For the three months ended March 31, 2024, income tax was an expense of $269.2 million compared to an income tax expense of $148.7 million in the prior period. The increase was primarily driven by the higher level of asset management and strategic holdings income before taxes. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2024 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. and (ii) third-party limited partner interests in consolidated investment funds. Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2024 was primarily due to net gains from investment activities at our consolidated investment funds.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the three months ended March 31, 2024 increased primarily due to a higher level of capital allocation-based income and net gains from investment activities in the current period, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of March 31, 2024 and December 31, 2023.

(Amounts in thousands, except per share amounts)
	As of	As of
	March 31, 2024	December 31, 2023

Assets
Asset Management and Strategic Holding
Cash and Cash Equivalents	$7,083,931	$8,393,892
Investments	100,693,987	98,634,801
Other Assets	6,546,455	6,538,674
	114,324,373	113,567,367
Insurance
Cash and Cash Equivalents	8,524,962	11,954,675
Investments	157,747,170	141,370,323
Other Assets	59,177,422	50,401,829
	225,449,554	203,726,827
Total Assets	$339,773,927	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,053,639	$44,886,870
Other Liabilities	9,311,591	8,256,514
	54,365,230	53,143,384
Insurance
Debt Obligations	3,086,113	2,587,857
Other Liabilities	225,410,734	203,184,041
	228,496,847	205,771,898
Total Liabilities	$282,862,077	$258,915,282

Redeemable Noncontrolling Interests	$922,093	$615,427

Stockholders' Equity
Stockholders' Equity - Common Stock	$21,421,193	$22,858,694
Noncontrolling Interests	34,568,564	34,904,791
Total Equity	55,989,757	57,763,485
Total Liabilities and Equity	$339,773,927	$317,294,194
On January 2, 2024, KKR completed the 2024 GA Acquisition. Prior to becoming a wholly-owned subsidiary of KKR in the 2024 GA Acquisition, Global Atlantic was majority owned and controlled by KKR, and KKR already consolidated Global Atlantic in the consolidated financial statements of KKR & Co. Inc. The purchase price paid by KKR was approximately $2.6 billion, including the issuances of approximately $41 million of securities exchangeable for shares of KKR & Co. Inc. common stock. Global Atlantic was consolidated prior to January 2, 2024 and consequently, this transaction was accounted for as an equity transaction. At the time of the 2024 GA Acquisition, the carrying value of the noncontrolling interests held by third parties in Global Atlantic was lower than the purchase price paid by KKR, which was determined by excluding unrealized losses on its available-for-sale portfolio, which are included in accumulated other comprehensive income. As such, this transaction resulted in a decrease in KKR & Co. Inc. Stockholders’ Equity. This decrease was partially offset by net income attributable to KKR & Co. Inc. common stockholders.

Consolidated Statements of Cash Flows (GAAP Basis)
The following is a discussion of our consolidated cash flows for the three months ended March 31, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $1.5 billion and $(1.9) billion during the three months ended March 31, 2024 and 2023, respectively. These amounts primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $(0.7) billion and $(4.7) billion, during the three months ended March 31, 2024 and 2023, respectively, (ii) net realized gains (losses) on asset management and strategic holdings investments of $(0.2) billion and $0.1 billion during the three months ended March 31, 2024 and 2023 respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $0.8 billion and $(0.3) billion during the three months ended March 31, 2024 and 2023, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $1.3 billion and $0.4 billion during the three months ended March 31, 2024 and 2023, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(0.6) billion and $(1.0) billion during the three months ended March 31, 2024 and 2023, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $0.9 billion and $0.6 billion during the three months ended March 31, 2024, and 2023, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(6.2) billion and $(3.8) billion during the three months ended March 31, 2024 and 2023, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(6.2) billion and $(3.8) billion during the three months ended March 31, 2024 and 2023, respectively, and (ii) the purchase of fixed assets of $(17.3) million and $(23.2) million during the three months ended March 31, 2024 and 2023, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $45.0 million and $2.1 billion during the three months ended March 31, 2024 and 2023, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $(23.8) million and $0.6 billion during the three months ended March 31, 2024 and 2023, respectively, (ii) proceeds received, net of repayment of debt obligations, of $0.8 billion and $1.5 billion during the three months ended March 31, 2024 and 2023, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $2.6 billion and $0.5 billion during the three months ended March 31, 2024 and 2023, respectively, (iv) cash consideration for the 2024 GA Acquisition of $(2.6) billion during the three months ended March 31, 2024, (v) reinsurance transactions, net of cash provided (insurance) of $12.2 million and $79.5 million during the three months ended March 31, 2024 and 2023, respectively, (vi) common stock dividends of $(146.0) million and $(133.5) million during the three months ended March 31, 2024 and 2023, respectively, and (vii) Series C Mandatory Convertible Preferred Stock dividends of $(17.3) million during the three months ended March 31, 2023.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three months ended March 31, 2024, and 2023. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Management Fees	$815,327	$738,156	$77,171
Transaction and Monitoring Fees, Net	152,084	142,179	9,905
Fee Related Performance Revenues	19,101	21,741	(2,640)
Fee Related Compensation	(172,640)	(203,094)	30,454
Other Operating Expenses	(145,131)	(150,404)	5,273
Fee Related Earnings	668,741	548,578	120,163
Realized Performance Income	271,545	175,398	96,147
Realized Performance Income Compensation	(193,547)	(114,009)	(79,538)
Realized Investment Income	134,753	194,834	(60,081)
Realized Investment Income Compensation	(20,211)	(29,714)	9,503
Asset Management Segment Earnings	$861,281	$775,087	$86,194
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Management Fees
Private Equity	$342,485	$316,341	$26,144
Real Assets	220,087	193,365	26,722
Credit and Liquid Strategies	252,755	228,450	24,305
Total Management Fees	$815,327	$738,156	$77,171
The increase in Private Equity management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund and private equity vehicles for private wealth investors and (ii) management fees earned from our Strategic Holdings segment in the current period. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital. During the first quarter of 2024, approximately $12.7 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) a higher level of management fees earned from Diversified Core Infrastructure Fund due to an increase in its fee base from capital inflows and investment appreciation year over year, and (iii) management fees earned on new capital raised over the past twelve months at infrastructure vehicles for private wealth investors. During the first quarter of 2024, approximately $0.5 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows and (ii) a higher level of management fees earned from Marshall Wace. The increase was partially offset by a lower level of management fees from certain SIG funds primarily due to (i) a decrease in the funds' fee base from the sale of investments and (ii) certain SIG funds which no longer pay management fees as a result of an agreement to waive such fees.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$15,805	$34,274	$(18,469)
Real Assets	17,373	5,734	11,639
Credit and Liquid Strategies	3,188	284	2,904
Capital Markets	115,718	101,887	13,831
Total Transaction and Monitoring Fees, Net	$152,084	$142,179	$9,905
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
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line partially offset by a lower level of transaction and monitoring fees, net in our Private Equity business line. The increase in Capital Markets business line transaction fees was primarily due to an increase in the number of capital markets transactions for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Overall, we completed 85 capital markets transactions for the three months ended March 31, 2024, of which 9 represented equity offerings and 76 represented debt offerings, as compared to 42 capital markets transactions for the three months ended March 31, 2023, of which 9 represented equity offerings and 33 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the three months ended March 31, 2024, approximately 32% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 14% for the three months ended March 31, 2023. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2024, approximately 34% of our transaction fees were generated outside of North America as compared to approximately 59% for the three months ended March 31, 2023. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
Transaction and monitoring fees, net were lower for the three months ended March 31, 2024 compared to the prior period in our Private Equity business line primarily due to the decrease in the level of transaction activity in the current period. See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	1,400	3,704	(2,304)
Credit and Liquid Strategies	17,701	18,037	(336)
Total Fee Related Performance Revenues	$19,101	$21,741	$(2,640)
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
These performance fees are primarily earned from (i) FS KKR Capital Corp. (NYSE: FSK) ("FSK") (our business development company) in our Credit and Liquid Strategies business line, and (ii) KKR Real Estate Select Trust Inc. ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), and KJR Management ("KJRM") (our Japanese real estate investment trust asset manager) in our Real Assets business line.
Fee related performance revenues were lower for the three months ended March 31, 2024 compared to the prior period primarily due to no performance fee being earned from KREF in the current period.
Fee Related Compensation
The decrease in fee related compensation for the three months ended March 31, 2024 compared to the prior period was primarily due to a lower percentage of fee related revenues recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR has reduced the compensation range on fee related revenues to a 15% to 20% range.
Other Operating Expenses
The decrease in other operating expenses for the three months ended March 31, 2024 compared to the prior period was primarily due to a lower level of placement fees and general administrative costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the three months ended March 31, 2024 compared to the prior period was primarily due to a (i) higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, (ii) a higher level of transaction fees earned in our Capital Markets business line, and (iii) a lower level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Realized Performance Income
Private Equity	$265,297	$163,052	$102,245
Real Assets	624	9,686	(9,062)
Credit and Liquid Strategies	5,624	2,660	2,964
Total Realized Performance Income	$271,545	$175,398	$96,147

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Private Equity
Americas Fund XII	$169,386	$14,714	$154,672
Core Investment Vehicles	65,846	103,659	(37,813)
Co-Investment Vehicles and Other	6,730	2,292	4,438
Asian Fund III	6,721	—	6,721
2006 Fund	961	4,271	(3,310)
Next Generation Technology Growth Fund	—	17,810	(17,810)
Global Impact Fund	—	20,257	(20,257)
Other	15,653	49	15,604
Total Realized Performance Income	$265,297	$163,052	$102,245

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Real Assets
Real Estate Partners Americas II	$624	$—	$624
Global Infrastructure Investors II	—	9,686	(9,686)
Total Realized Performance Income	$624	$9,686	$(9,062)
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
Realized performance income in our Private Equity business line for the three months ended March 31, 2024 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) held by Americas Fund XII and Australian Venue Co. (consumer products sector) held by Asian Fund III and (ii) performance income from our core investment vehicles.
Realized performance income in our Private Equity business line for the three months ended March 31, 2023 consisted primarily of (i) realized performance income from our core investment vehicles and (ii) realized proceeds from the sale of our investment in KnowBe4, Inc. held by Global Impact Fund and Next Generation Technology Growth Fund.
Realized performance income in our Real Assets business line for the three months ended March 31, 2024 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Real Assets business line for the three months ended March 31, 2023 consisted primarily of realized proceeds from the sale of our investment in Telxius Telecom, S.A.U. (infrastructure: telecommunications infrastructure sector) held by Global Infrastructure Investors II.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended March 31, 2024 compared to the prior period was primarily due to (i) a higher level of compensation recorded in connection with the higher level of realized performance income and (ii) a higher percentage of realized performance income recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR has increased the compensation range on realized performance income to a 70% to 80% range.

Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$50,555	$112,042	$(61,487)
Interest Income and Dividends, Net	84,198	82,792	1,406
Total Realized Investment Income	$134,753	$194,834	$(60,081)
The decrease in realized investment income is primarily due to a lower level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended March 31, 2024, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation and Australian Venue Co. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our infrastructure investment, Indus Towers Ltd. (NSE: INDUSTOW) and (ii) realized losses from the sales of various revolving credit facilities.
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
For the three months ended March 31, 2024, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs and (ii) dividend income primarily from our investments in Crescent Energy Company (NYSE: CRGY), KREST, and KREF.
For the three months ended March 31, 2023, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and (ii) dividend distributions primarily from our Americas real estate credit and equity investments, as well as a dividend distribution received from Resolution Life Holdings L.P. (financial services sector). See "—Analysis of Segment and Non-GAAP Performance Measures" and "—Segment Balance Sheet Measures."
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended March 31, 2024, total fees attributable to KKR Capstone were $18.5 million and total expenses attributable to KKR Capstone were $18.3 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
As of the date of this filing, we have transactions that are pending or that have closed after March 31, 2024, representing at least $400.0 million of realized carried interest and realized investment income, not all of which are expected to be realized in the second quarter 2024. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income from carried interest and realized investment income. Therefore, no assurance can be given for what our actual realized carried interest and realized investment income in the second quarter 2024 or future quarters will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended March 31, 2024 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income. The compensation range on realized investment income did not change from the prior year and remains at its current range of 10% to 20%.

Other Operating and Capital Metrics
The following table presents key operating and capital metrics as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023	Change
	($ in millions)
Assets Under Management	$577,633	$552,801	$24,832
Fee Paying Assets Under Management	$470,603	$446,408	$24,195
Uncalled Commitments	$97,508	$98,557	$(1,049)
The following table presents our key capital metrics for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in millions)
Capital Invested	$14,104	$9,767	$4,337
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2023 to March 31, 2024:

($ in millions)
December 31, 2023	$176,377
New Capital Raised	3,590
Distributions and Other	(1,917)
Change in Value	4,716
March 31, 2024	$182,766
AUM of our Private Equity business line was $182.8 billion at March 31, 2024, an increase of $6.4 billion, compared to $176.4 billion at December 31, 2023.
The increase was primarily attributable to (i) appreciation in investment value from Americas Fund XII, Asian Fund III, and North America Fund XIII, and, to a lesser extent, (ii) new capital raised from our private equity K-Series investment vehicle designed for investment by private wealth investors and Ascendant Fund. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII and Asian Fund III.
For the three months ended March 31, 2024, the value of our traditional private equity investment portfolio increased 5%. This was comprised of a 11% increase in share prices of various publicly held investments and a 4% increase in value of our privately held investments. For the three months ended March 31, 2024, the value of our growth equity investment portfolio increased 4% and our core private equity investment portfolio increased 1%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, Kokusai Electric Corporation (TYO: 6525), and BrightView Holdings, Inc. (NYSE: BV). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which was BrightSpring Health Services Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.

The most significant increases in the value of our privately held investments were increases in OneStream Software, LLC (technology sector), Söderberg & Partners, and BMC Software, Inc. (technology sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V., Covenant Physician Partners, Inc. (health care sector), and Mills Fleet Farm Group LLC (retail sector). The increased valuations of these individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of individual companies in our privately held investments, in the aggregate, generally related to an unfavorable business outlook.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2023 to March 31, 2024:

($ in millions)
December 31, 2023	$130,933
New Capital Raised	5,858
Distributions and Other	(1,730)
Redemptions	(128)
Change in Value	429
March 31, 2024	$135,362
AUM of our Real Assets business line was $135.4 billion at March 31, 2024, an increase of $4.5 billion, compared to $130.9 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and (ii) an increase in assets managed by KJRM, and, to a lesser extent, (iii) appreciation in investment value in Global Infrastructure Investors IV and Global Infrastructure Investors III. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Diversified Core Infrastructure Fund and Asia Pacific Infrastructure Investors.
For the three months ended March 31, 2024, the value of our infrastructure investment portfolio increased 5% and the value of our opportunistic real estate equity investment portfolio increased 1%.
The most significant increases in value across our Real Assets portfolio were increases in Global Technical Realty L.P. (infrastructure: telecommunications infrastructure sector), ContourGlobal plc (infrastructure: energy and energy transition sector), and CyrusOne Inc. (infrastructure: telecommunications infrastructure sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which was Ritchies Transport (infrastructure: transportation sector). The increased valuations of individual companies or assets in the aggregate, generally related to individual company or asset performance. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in interest rates which increased the cost of capital in our discounted cash flow methodology for certain valuations for certain investments in our infrastructure portfolio.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2023 to March 31, 2024:

($ in millions)
December 31, 2023	$245,491
New Capital Raised	21,158
Distributions and Other	(6,059)
Redemptions	(2,893)
Change in Value	1,808
March 31, 2024	$259,505
AUM of our Credit and Liquid Strategies business line was $259.5 billion at March 31, 2024, an increase of $14.0 billion compared to $245.5 billion at December 31, 2023.

The increase was primarily attributable to (i) new capital raised from Global Atlantic, various private credit and leveraged credit funds, and, to a lesser extent, (ii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, and (iii) redemptions at Marshall Wace.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2023 to March 31, 2024:

($ in millions)
December 31, 2023	$107,726
New Capital Raised	9,475
Distributions and Other	(986)
Change in Value	72
March 31, 2024	$116,287
FPAUM of our Private Equity business line was $116.3 billion at March 31, 2024, an increase of $8.6 billion compared to $107.7 billion at December 31, 2023.
The increase was primarily attributable to (i) assets we manage and earn a fee on from our Strategic Holdings segment beginning with the first quarter of 2024 and (ii) new capital raised from private equity K-Series for private wealth investors and Ascendant Fund. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund II and Asian Fund III.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $19.1 billion at March 31, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2023 to March 31, 2024:

($ in millions)
December 31, 2023	$112,254
New Capital Raised	6,277
Distributions and Other	(1,940)
Redemptions	(128)
Change in Value	(814)
March 31, 2024	$115,649
FPAUM of our Real Assets business line was $115.6 billion at March 31, 2024, an increase of $3.3 billion, compared to $112.3 billion at December 31, 2023.

The increase was primarily attributable to (i) new capital raised from Global Atlantic and Diversified Core Infrastructure Fund and (ii) an increase in assets managed by KJRM. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Diversified Core Infrastructure Fund and (iii) a decline in the value of the assets managed by KJRM due to the impact of the decline in the value of the Japanese Yen.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $9.8 billion at March 31, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2023 to March 31, 2024:

($ in millions)
December 31, 2023	$226,428
New Capital Raised	19,891
Distributions and Other	(6,129)
Redemptions	(2,893)
Change in Value	1,370
March 31, 2024	$238,667
FPAUM of our Credit and Liquid Strategies business line was $238.7 billion at March 31, 2024, an increase of $12.3 billion, compared to $226.4 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various private credit and leveraged credit funds, and, to a lesser extent, (ii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, and (iii) redemptions at Marshall Wace.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $14.7 billion at March 31, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.7%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of March 31, 2024, our Private Equity business line had $55.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $57.4 billion as of December 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.

Real Assets
As of March 31, 2024, our Real Assets business line had $24.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $24.7 billion as of December 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of March 31, 2024, our Credit and Liquid Strategies business line had $18.2 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $16.5 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended March 31, 2024, our Private Equity business line had $1.2 billion of capital invested as compared to $2.9 billion for the three months ended March 31, 2023. The decrease was driven primarily by a $1.2 billion decrease in capital invested in our core private equity strategy and a $0.7 billion decrease in capital invested in our traditional private equity strategy. During the three months ended March 31, 2024, 62% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in North America, 22% was in the Asia-Pacific region, and 16% was in Europe. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended March 31, 2024, our Real Assets business line had $5.5 billion of capital invested as compared to $4.7 billion for the three months ended March 31, 2023. The increase was driven primarily by a $1.8 billion increase in capital invested in our real estate strategy, partially offset by a $1.0 billion decrease in our infrastructure strategy. During the three months ended March 31, 2024, 42% of capital deployed in real assets was in transactions in the Asia-Pacific region, 35% was in Europe, and 23% was in North America. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended March 31, 2024, our Credit and Liquid Strategies business line had $7.5 billion of capital invested as compared to $2.2 billion for the three months ended March 31, 2023. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably direct lending and asset-based finance. During the three months ended March 31, 2024, 89% of capital deployed was in transactions in North America, 9% was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Net Investment Income	$1,486,419	$1,271,255	$215,164
Net Cost of Insurance	(1,003,327)	(750,612)	(252,715)
General, Administrative and Other	(210,252)	(196,714)	(13,538)
Pre-tax Operating Earnings	272,840	323,929	(51,089)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(118,817)	118,817
Insurance Operating Earnings	$272,840	$205,112	$67,728
Net Investment Income
Net investment income increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of recent reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields due to higher market interest rates. Investment portfolio yields in the quarter reflect higher levels of cash and more liquid investments, treasuries and investment-grade corporate bonds transferred as part of recent block reinsurance transactions.
Net Cost of Insurance
Net cost of insurance increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) growth in reserves in the institutional market as a result of recent reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General and administrative expenses increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates and a net increase in total debt outstanding.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) the acquisition of the remaining minority interests not already held by KKR on January 2, 2024, and (ii) higher net investment income, partially offset by higher net cost of insurance, as described above.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Dividends, Net	$20,720	$—	$20,720
Strategic Holdings Operating Earnings	20,720	—	20,720
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$20,720	$—	$20,720
Dividends, Net
For the three months ended March 31, 2024, dividends, net were comprised of dividend income from Exact Holding B.V. and FiberCop S.p.A. For the three months ended March 31, 2023 there were no dividends earned. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended March 31, 2024, the management fee was $7.5 million.
Net Realized Investment Income
For the three months ended March 31, 2024 and 2023 there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
The increase in strategic holdings segment earnings for the three months ended March 31, 2024 compared to the prior period was due to the distribution of dividends by companies owned by the firm through our participation in the core private equity strategy.

Analysis of Segment and Non-GAAP Performance Measures
The following is a discussion of our Segment and Non-GAAP performance measures for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	($ in thousands)
Fee Related Earnings	$668,741	$548,578	$120,163
Insurance Operating Earnings	272,840	205,112	67,728
Strategic Holdings Operating Earnings	20,720	—	20,720
Total Operating Earnings	962,301	753,690	208,611

Net Realized Performance Income	77,998	61,389	16,609
Net Realized Investment Income	114,542	165,120	(50,578)
Total Investing Earnings	192,540	226,509	(33,969)

Total Segment Earnings	1,154,841	980,199	174,642
Interest Expense, Net and Other	(74,730)	(87,866)	13,136
Income Taxes on Adjusted Earnings	(216,366)	(173,057)	(43,309)
Adjusted Net Income	$863,745	$719,276	$144,469

Total Operating Earnings
The increase in total operating earnings for the three months ended March 31, 2024 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The decrease in total investing earnings for the three months ended March 31, 2024 compared to the prior period was primarily due to a lower level of net realized investment income, partially offset by an increase in net realized performance income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended March 31, 2024 compared to the prior period was primarily due to an increase in total operating earnings, partially offset by a decrease in total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended March 31, 2024 compared to the prior period was primarily due to a higher level of total segment earnings and, to a lesser extent, a decrease in interest expense, net, partially offset by an increase in income taxes on adjusted earnings.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended March 31, 2024 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended March 31, 2024 and 2023, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $26.2 million and $13.7 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% and 2%, respectively, for three months ended March 31, 2024 and 2023.

Segment Balance Sheet Measures
Asset Management Investment Portfolio

Beginning with the first quarter of 2024, we are reporting our investments from our core private equity strategy in our Strategic Holdings segment, and our investments from the investment strategies that we manage that are reported in the Asset Management segment excludes core private equity. To the extent our investments are realized at values above or below their cost in future periods, adjusted net income would be positively or negatively affected by the amount of any such gain or loss, respectively, during the period in which the realization event occurs. Our investments in Asset Management by asset class as of March 31, 2024 are as follows:

	As of March 31, 2024
	($ in thousands)
Asset Management Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,051,690	$2,733,070	25.9%
Growth Equity	298,946	1,157,232	10.9%
Private Equity Total	1,350,636	3,890,302	36.8%

Real Estate	1,410,897	1,370,144	13.0%
Energy	628,712	673,842	6.4%
Infrastructure	317,411	583,531	5.5%
Real Assets Total	2,357,020	2,627,517	24.9%

Leveraged Credit	1,330,151	1,280,302	12.1%
Alternative Credit	671,996	828,174	7.8%
Credit Total	2,002,147	2,108,476	19.9%

Other	2,041,645	1,944,760	18.4%

Total Asset Management Investments	$7,751,448	$10,571,055	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and insurance businesses, including the general partner interests of KKR's investment funds. Investments presented are principally the assets measured at fair value that are held by KKR's asset management segment, which, among other things, does not include the underlying investments held by Global Atlantic and Marshall Wace. This table excludes investments in our Strategic Holdings and Insurance segments, about which additional information is available at Footnote 21 "Segment Reporting" in our financial statements.

Global Atlantic's Investment Portfolio
As of March 31, 2024, 96% and 89% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2023, 96% and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of March 31, 2024 were Corporate securities, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"), comprising 26%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 96%, 97% and 94% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 96%, 69% and 57% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of March 31, 2024. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2023 were Corporate, RMBS and CMBS securities, comprising 28%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 93% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 61% and 56% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2023. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 25% and 27% as of March 31, 2024 and December 31, 2023, respectively.
Within the funds withheld receivable at interest portfolio, 96% and 97% of the fixed maturity securities were investment grade by NAIC designation as of both March 31, 2024 and December 31, 2023, respectively.
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
Substantially all of the AFS fixed maturity securities portfolio, 96% as of both March 31, 2024 and December 31, 2023, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 4% as of both March 31, 2024 and December 31, 2023. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of March 31, 2024 and December 31, 2023, 54% and 58% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of March 31, 2024 and December 31, 2023, approximately 5% and 6% of the portfolio is denominated in foreign currency, respectively.
As of March 31, 2024 and December 31, 2023, 96% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 96% and 95% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of March 31, 2024 and December 31, 2023, 13% and 11% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
The NAIC designations for RMBS, including prime, sub-prime, alt-A, and adjustable rate mortgages with variable payment options ("Option ARM"), are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Accordingly, an investment in the same security at a lower cost may result in a higher quality NAIC designation in recognition of the lower likelihood the investment would result in a realized loss. Prime residential mortgage lending includes loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime, which also includes certain non-qualified mortgages. Sub-prime mortgage lending is the practice of originating residential mortgage loans to borrowers with weaker credit profiles.
As of both March 31, 2024 and December 31, 2023, 89% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of March 31, 2024, Alt-A, Agency, Option ARM, Sub-prime and Re-Performing represent 40%, 19%, 17%, 9% and 8% of the total RMBS portfolio ($9.7 billion), respectively. As of December 31, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 45%, 21%, 10% and 10% of the total RMBS portfolio ($7.9 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of March 31, 2024 and December 31, 2023, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $668.6 million and $750.3 million based on NRSRO rating and $220.8 million and $267.2 million based on NAIC ratings, respectively. As of March 31, 2024, unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit quality of mortgage and other loan receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans and other loan receivables. As of March 31, 2024 and December 31, 2023, 26% and 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents over half of the portfolio as of both March 31, 2024 and December 31, 2023. Office and retail properties represent approximately 23% of the portfolio as of both March 31, 2024 and December 31, 2023.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of March 31, 2024 and December 31, 2023, 90% and 89% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 98% and over 98% of the commercial mortgage loan portfolio is current as of March 31, 2024 and December 31, 2023, respectively.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of March 31, 2024 and December 31, 2023, approximately 87% and 88%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less and for March 31, 2024 and December 31, 2023, 3% and 2% have loan-to-value ratio over 90%, respectively.
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
As of March 31, 2024, the payment status of 96% of the residential mortgage loan portfolio is current, and approximately $238.0 million is 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio). As of December 31, 2023, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $231.2 million were 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 64% and 63% as of March 31, 2024 and December 31, 2023, respectively.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans and auto loans. As of March 31, 2024, 97% of the consumer loan portfolio is in current status and approximately $32.5 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $28.3 billion as of March 31, 2024, which included cash and short-term investments of $4.0 billion. This amount includes KKR’s net investment in Global Atlantic, KKR’s investments in the Asset Management and Strategic Holdings segments, and the net impact of KKR’s tax and other assets and liabilities, and it excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures:
Revenues

	Three Months Ended
	March 31, 2024	March 31, 2023
	($ in thousands)
Total GAAP Revenues	$9,656,738	$3,127,482
Impact of Consolidation and Other	283,823	209,778
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,262,942)	(449,018)
Realized Carried Interest	250,268	172,689
Realized Investment Income - Asset Management	134,753	194,834
Capstone Fees	(18,514)	(19,805)
Expense Reimbursements	(8,093)	(15,544)
Strategic Holdings Adjustments:
Strategic Holdings Segment Management Fees	7,484	—
Insurance Adjustments:
Net Premiums	(6,036,522)	(473,624)
Policy Fees	(328,947)	(313,802)
Other Income	(56,385)	(37,158)
(Gains) Losses from Investments (1)	258,483	260,507
Non-operating Changes in Policy Liabilities and Derivatives	19,803	(112,776)
Total Segment Revenues (2)	$2,899,949	$2,543,563
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended
	March 31, 2024	March 31, 2023
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$682,214	$322,744
Preferred Stock Dividends	—	17,250
Net Income (Loss) Attributable to Noncontrolling Interests	411,636	(80,306)
Income Tax Expense (Benefit)	269,201	148,747
Income (Loss) Before Tax (GAAP)	$1,363,051	$408,435
Impact of Consolidation and Other	(191,519)	93,511
Income Taxes on Adjusted Earnings	(216,366)	(173,057)
Asset Management Adjustments:
Unrealized (Gains) Losses	(399,078)	119,934
Unrealized Carried Interest	(946,816)	(202,659)
Unrealized Carried Interest Compensation	757,452	83,830
Strategic Corporate Related Charges and Other	61,675	6,807
Equity-based Compensation	73,777	59,017
Equity-based Compensation - Performance based	80,568	67,273
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(73,257)	(20,607)
Insurance Adjustments:(1)
(Gains) Losses from Investments(1)(2)	246,917	131,114
Non-operating Changes in Policy Liabilities and Derivatives(1)	73,863	106,491
Equity-based and Other Compensation(1)	29,066	36,393
Amortization of Acquired Intangibles(1)	4,412	2,794
Adjusted Net Income	$863,745	$719,276
Interest Expense, Net	72,807	82,240
Net Income Attributable to Noncontrolling Interests	1,923	5,626
Income Taxes on Adjusted Earnings	216,366	173,057
Total Segment Earnings	$1,154,841	$980,199
Net Realized Performance Income	(77,998)	(61,389)
Net Realized Investment Income	(114,542)	(165,120)
Total Operating Earnings	$962,301	$753,690
Total Investing Earnings	192,540	226,509
Depreciation and Amortization	12,503	10,434
Adjusted EBITDA	$1,167,344	$990,633
(1)For the three months ended March 31, 2023, amounts represent the portion allocable to KKR & Co. Inc.
(2)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
March 31, 2024
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock	$21,421,193
Impact of Consolidation and Other(1)	391,128
Exchangeable Securities	257,664
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	6,202,692
Book Value	$28,272,677
Cash and Cash Equivalents - Asset Management and Strategic Holdings - GAAP

As of
March 31, 2024
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings - GAAP	$7,083,931
Impact of Consolidation and Other(1)	(3,563,677)
Short-term Investments	494,891
Cash and Short-term Investments	$4,015,145
Investments - Asset Management and Strategic Holdings - GAAP

As of
March 31, 2024
($ in thousands)
Investments - Asset Management and Strategic Holdings - GAAP	$100,693,987
Impact of Consolidation and Other(1)	(89,628,041)
Short-term Investments	(494,891)
Investments - Asset Management Segment	$10,571,055
(1)The purpose of this adjustment is to present these non-GAAP measures without giving effect to the consolidation of the investment vehicles and collateralized financing entities that KKR manages. We believe that providing these non-GAAP measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall financial condition of KKR.

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
See "Risk Factors" in our Annual Report and "—Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.
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
As of March 31, 2024, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.

As of March 31, 2024, netting holes in excess of $50 million existed at European Fund V and Health Care Strategic Growth Fund in the amounts of $102 million, and $72 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of March 31, 2024, approximately $550 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2024 fair values. As of March 31, 2024, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets.
For a discussion of our debt obligations, including our debt securities, revolving credit agreements and loans, see Note 16 "Debt Obligations" in our financial statements.
Liquidity Needs
We expect that our primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
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
Capital Commitments
The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy in our Principal Activities business line, including exposure to the Asia-Pacific region, and in our Strategic Holdings segment.

The following table presents our uncalled commitments to our active investment funds and other vehicles as of March 31, 2024:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,098
Ascendant Fund	312
European Fund VI	126
Health Care Strategic Growth Fund II	89
Asian Fund IV	69
North America Fund XIII	62
Next Generation Technology Growth Fund III	7
Other Private Equity Vehicles	803
Total Private Equity Commitments	4,566

Real Assets
Asia Pacific Infrastructure Investors II	241
Real Estate Partners Americas III	78
Asia Real Estate Partners	54
Real Estate Partners Europe II	53
Global Infrastructure Investors IV	16
Other Real Assets Vehicles	1,779
Total Real Assets Commitments	2,221

Credit and Liquid Strategies
Asia Credit	93
Opportunities Fund II	91
Asset-Based Finance Partners	60
Dislocation Opportunities Fund	60
Lending Partners IV	16
Lending Partners Europe II	16
Private Credit Opportunities Partners II	6
Other Credit and Liquid Strategies Vehicles	819
Total Credit and Liquid Strategies Commitments	1,161

Total Uncalled Commitments	$7,948
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of March 31, 2024, these commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. These arrangements with third parties reduce our risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded commitments as of March 31, 2024 have been reduced to reflect the amount to be funded by such third parties. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.

Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of March 31, 2024, an undiscounted payable of $381.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of March 31, 2024, approximately $103.9 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.175 per share of our common stock has been declared and will be paid on May 28, 2024 to holders of record of our common stock as of the close of business on May 13, 2024.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 6, 2024 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.70 per share (or a quarterly dividend of $0.175 per share) beginning with the dividend announced with the results of the quarter ended March 31, 2024. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements.
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 92.8 million shares of common stock for $2.6 billion, which equates to an average price of $28.05 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds."
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
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the newly-formed Strategic Holdings segment (see Note 21 - "Segment Reporting"), each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
In the ordinary course of business, KKR’s Asset Management business, Strategic Holdings segment and Global Atlantic enter into transactions with each other, which may include transactions pursuant to their investment management agreements and financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets pledged to support such borrowings. All the investment management and financing arrangements amongst KKR segments are eliminated in consolidation.
All intercompany transactions and balances have been eliminated.
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at March 31, 2024 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio (including core private equity investments) is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2024, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 55%, and 7%, respectively.
There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "Risk Factors" in our Annual Report and "—Business Environment" for more information on factors that may impact our business, financial performance, operating results and valuations.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2024, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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
Level III investments held by Global Atlantic are valued on the basis of pricing services, broker-dealers or internal models. Global Atlantic performs a quantitative and qualitative analysis and review of the information and prices received from independent pricing services as well as broker-dealers to verify that it represents a reasonable estimate of fair value. As of March 31, 2024, approximately 95% of these investments were priced via external sources, while approximately 5% were valued on the basis of internal models. For all the internally developed models, Global Atlantic seeks to verify the reasonableness of fair values by analyzing the inputs and other assumptions used. These preliminary valuations are reviewed, based on certain thresholds, by an independent valuation firm engaged by Global Atlantic to perform certain procedures in order to assess the reasonableness of Global Atlantic's valuations. When valuations are approved by Global Atlantic's management, the valuations of its Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of March 31, 2024, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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

As of March 31, 2024, there were no investments (including in our new Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our holdings of equity securities of Crescent Energy Holdings and BridgeBio Pharma, Inc. See "Risk Factors" in our Annual Report and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
Income Taxes
Significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. A portion of the deferred tax assets are not considered to be more likely than not to be realized. For that portion of the deferred tax assets for Global Atlantic, a valuation allowance has been recorded. Revisions in estimates or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. Please see Note 18 "Income Taxes" in our financial statements in this report for further details.
Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings
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

As of December 31, 2023, the carry pool percentage was fixed at 40%, 43% or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at 43%, and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool. Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of these fixed percentages of up to 80% for all funds.
This increase to the carry pool percentage was approved by a majority of KKR's independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of KKR's independent directors. For funds that closed after December 31, 2023, the carry pool percentage is fixed at 80%. For funds that closed prior to December 31, 2023, the carry pool percentage is calculated at a fixed percentage of 40%, 43% or 65% (depending on the fund’s vintage) for carried interest realized up to a high water mark, which was established based on the unrealized carried interest balance that existed on January 2, 2024, plus an additional percentage amount up to 80% based on a formulaic allocation, only if the unrealized carried interest balance at any period end exceeds the high water mark. This imposes a limitation of the carry pool allocation for such funds based on the amount of cumulative unrealized carried interest income earned subsequent to December 31, 2023.
For funds that closed before December 31, 2023, if the cumulative carried interest subsequent to December 31, 2023 is not sufficient to fund this formulaic allocation, the allocation of earnings reverts to the carry pool percentage in effect before this modification. As such, upon modification of the carry pool percentage effective on January 2, 2024, the cumulative unrealized carried interest was not sufficient to fund the additional formulaic allocation percentage in excess of the pre-existing 40%, 43% and 65% carry pool percentages, and therefore no incremental expense was recognized as of such date. The carry pool percentage applicable for all funds that closed prior to December 31, 2023 will not be less than their applicable carry pool percentages of 40%, 43% or 65% prior to December 31, 2023, and will not be more than 80%. The intent of this modification is that for all funds that closed prior to January 2, 2024, upon the final liquidation of each fund, realized carried interest distributed will equal the historical fund carry pool allocations up to the high water mark and only distributions of realized carried interest in excess of the high water mark will be distributed at 80 percent if and only if the unrealized carried interest balance at any period end exceeds the high water mark. Under no circumstance would a distribution of carried interest exceed 80% of the total allocable carried interest at any time.
KKR accounts for the carry pool as a compensatory profit-sharing arrangement in Accrued Expenses and Other Liabilities within the accompanying consolidated statements of financial condition in conjunction with the related carried interest income and it is recorded as compensation expense. The liability that is recorded in each period reflects the legal entitlement of Associates Holdings at each point in time should the total unrealized carried interest be realized at the value recorded at each reporting date. Upon a reversal of carried interest income, the related carry pool allocation, if any, is also reversed. Accordingly, such compensation expense is subject to both positive and negative adjustments.
As disclosed above, we record compensation for our asset management employees in an amount that equates to 70‐80% of realized carried interest and incentive fees which are not included in fee related performance revenues or earned from our hedge fund partnerships. The amounts recorded as compensation for the three months ended March 31, 2024 and certain prior periods are greater than the amounts allocated to the carry pool for those periods. Any amounts recorded as compensation that are higher than the amounts allocated in accordance with the percentages referenced above represent discretionary cash bonus compensation to our asset management employees. The amounts paid as discretionary cash bonuses, if any, are at our discretion and vary from individual to individual and from period to period, including having no cash bonus at all for certain employees. See "—Revenues—Capital Allocation-Based Income (Loss)" and "—Compensation and Benefits" above.

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
Investment Income (Loss) -Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities as well as income earned from certain equity method investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see above "—Critical Accounting Policies and Estimates—Fair Value Measurements."
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
As of March 31, 2024, the net market risk liability balance totaled $1.0 billion. As of March 31, 2024, the liability balances for market risk benefits were $836.2 million for fixed-indexed annuities and $174.0 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2024
	Fixed-indexed annuity	Other
($ in thousands)
Balance	$836,182	$174,020
Hypothetical change:
+50 bps interest rates	(127,909)	(46,500)
-50 bps interest rates	143,032	51,822
+50 bps instrument-specific credit risk	(122,803)	(23,852)
-50 bps instrument-specific credit risk	136,906	26,283
+10% equity market prices	(50,777)	(48,996)
-10% equity market prices	33,558	55,898
95% of expected mortality	40,248	5,623
105% of expected mortality	(37,938)	(4,967)
90% of expected surrenders	22,943	2,622
110% of expected surrenders	(21,837)	(2,533)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $314.5 million as of March 31, 2024. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of March 31, 2024, variable annuities accounted for using the fair value option totaled $314.5 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of March 31, 2024
Variable annuities
($ in thousands)
Balance	$314,510
Hypothetical change:
+50 bps interest rates	(20,606)
-50 bps interest rates	22,343
+50 bps instrument-specific credit risk	(13,312)
-50 bps instrument-specific credit risk	13,809
+10% equity market prices	(16,126)
-10% equity market prices	18,753
95% of expected mortality	(5,231)
105% of expected mortality	4,996
90% of expected surrenders	676
110% of expected surrenders	(670)
Note: Hypothetical changes to the liability balances do not reflect the impact of related hedges.
Liability for future policyholder benefits
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. The liability is estimated using current assumptions that include mortality, morbidity, lapses, and expenses. These current assumptions are based on judgments that consider Global Atlantic’s historical experience, industry data, and other factors, and are updated quarterly and the current period change in the liability is recognized as a separate component of benefit expense in the consolidated income statement.
As of March 31, 2024, the liability for future policy benefits totaled $9.8 billion, net of reinsurance, split between $8.1 billion associated with payout annuity products, and $1.7 billion of life and other insurance products (including assumed long-term care insurance where we retroceded mortality and morbidity risks to a third-party reinsurer.) The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2024
	Payout annuities	Other
($ in thousands)
Balance	$8,138,775	$1,691,519
Hypothetical change:
+50 bps interest rates	(162,767)	(329,112)
-50 bps interest rates	175,488	355,580
+50 bps credit spreads	(135,548)	(331,732)
-50 bps credit spreads	140,878	352,680
95% of expected mortality(1)	61,576	32,312
105% of expected mortality(1)	(58,383)	(30,745)
90% of expected surrenders/lapses	—	(2,132)
110% of expected surrenders/lapses	—	1,728
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
As of March 31, 2024, the additional liability balance of primarily interest-sensitive life totaled $5.8 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of March 31, 2024
Interest-sensitive life
($ in thousands)
Balance	$5,753,043
Hypothetical change:
+50 bps interest rates	488
-50 bps interest rates	(504)
+10% equity market prices	(624)
-10% equity market prices	(54)
1% lower annual equity growth	(3,710)
95% of expected mortality	(33,279)
105% of expected mortality	32,850
90% of expected surrenders	23,913
110% of expected surrenders	(22,763)
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
Global Atlantic calculates the embedded derivative as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate. In addition, the fair value of the embedded derivative is reduced to reflect instrument specific credit risk on Global Atlantic's obligation (i.e. Global Atlantic's     own credit risk).
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
As of March 31, 2024, the embedded derivative liability balance totaled $4.1 billion for fixed-indexed annuities, and $486.2 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2024
	Fixed-indexed annuities	Interest sensitive life
($ in thousands)
Balance	$4,051,405	$486,199
Hypothetical change:
+50 bps interest rates	(74,733)	(4,446)
-50 bps interest rates	77,826	4,632
+50 bps credit spreads	(94,256)	(4,446)
-50 bps credit spreads	97,847	4,632
+10% equity market prices	459,728	24,997
-10% equity market prices	(371,267)	(64,568)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of March 31, 2024, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.7 billion net asset ($114.0 million in funds withheld receivables at interest, and $(2.5) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2024
	Embedded derivative on funds withheld receivable	Embedded derivative on funds withheld payable
($ in thousands)
Balance	$113,991	$(2,542,744)
Hypothetical change:
+50 bps interest rates	(12,724)	(1,370,569)
-50 bps interest rates	18,214	1,476,541
+50 bps investment credit spreads	(37,395)	(1,043,461)
-50 bps investment credit spreads	37,395	1,149,433
Note: Hypothetical changes to the funds withheld receivable and payable embedded derivative balances do not reflect the impact of related hedges or trading assets which back the funds withheld at interest.

Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 "Summary of Significant Accounting Policies" in our financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There was no material change to our market risks during the three months ended March 31, 2024. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
For a discussion of KKR's legal proceedings, see the section entitled "Legal Proceedings" appearing in Note 24 "Commitments and Contingencies" in our financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
Other than as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment" in this report, there were no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the First Quarter of 2024
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock.
As of April 26, 2024, there is approximately $101 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the first quarter of 2024, no shares of common stock were repurchased, and no equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2024 to January 31, 2024)	—	$—	—	$193,999
Month #2 (February 1, 2024 to February 29, 2024)	—	$—	—	$193,999
Month #3 (March 1, 2024 to March 31, 2024)	—	$—	—	$193,999
Total through March 31, 2024	—		—	$193,999

(1)Subsequent to March 31, 2024, the share repurchase program has been amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less.

Unregistered Sales of Equity Securities
On March 27, 2024, we issued 5,379 shares of our common stock to one of our fund investors in connection with an arrangement related to the fees paid by such fund investor with respect to its investment. The shares were issued pursuant to Section 4(a)(2) of the Securities Act, exempting issuances by an issuer not involving a public offering.
On January 2, 2024, 2,631,212 restricted holdings units were issued through KKR Holdings III L.P. to certain Global Atlantic employees who previously owned equity interests in TGAFG pursuant to which each unit is exchangeable into one share of our common stock, in accordance with the terms of the applicable agreement and the Company’s policies on exchanges. A majority of these units are subject to vesting provisions, and a portion of these units are subject to forfeiture provisions. These units were issued pursuant to Section 4(a)(2) of the Securities Act, exempting issuances by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
2.1
Merger Agreement, dated as of November 28, 2023, by and among KKR Magnolia Holdings LLC, Sweetbay Merger Sub LLC and The Global Atlantic Financial Group LLC (incorporated by reference to Exhibit 2.1 to KKR & Co. Inc.'s Current Report on Form 8-K filed on November 29, 2023).

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
10.1 †
Fourth Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 4, 2024, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto.

10.2 †
364-Day Revolving Credit Agreement, dated as of April 4, 2024, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings, L.P., Mizuho Bank Ltd., as administrative agent, and the one or more lenders party thereto.

10.3 †
Credit Agreement, dated as of May 7, 2024, among Global Atlantic Limited (Delaware), Global Atlantic (Fin) Company, the Guarantors party thereto from time to time, the Lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto.

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and March 31, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 9, 2024