Form 10-Q
period 2024-06-30
KKR & Co. Inc.
filed 2024-08-09
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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

As of August 8, 2024, there were 887,439,879 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," “visibility”, “positioned”, “path to”, “conviction”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, statements regarding KKR’s business, financial condition, liquidity and results of operations, including capital invested, uncalled commitments, cash and short-term investments, and levels of indebtedness; the potential for future business growth; outstanding shares of common stock of KKR & Co. Inc. and its capital structure; non-GAAP and segment measures and performance metrics, including assets under management (“AUM”), fee paying assets under management (“FPAUM”), Adjusted Net Income, Total Operating Earnings, Total Segment Earnings, Fee Related Earnings ("FRE"), Insurance Operating Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment (including expectations about dividend payments from companies and businesses in the Strategic Holdings segment in the future, the future growth of such companies and businesses, the potential for compounding earnings over a long period of time from such segment, and the belief that such segment is an unconstrained business line); KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies (including the acquisition of Global Atlantic and businesses in our Strategic Holdings segment), internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc. pursuant to which the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes in the future; the implementation or execution of, or results from, any strategic initiatives, including efforts to access private wealth investors and the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and incentive fees. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$7,829,321	$8,393,892
Restricted Cash and Cash Equivalents	168,888	116,599
Investments	102,046,987	98,634,801
Due from Affiliates	1,616,747	1,446,852
Other Assets	5,080,261	4,975,223
	116,742,204	113,567,367
Insurance
Cash and Cash Equivalents	$7,710,857	$11,954,675
Restricted Cash and Cash Equivalents	360,705	342,954
Investments	163,502,261	141,370,323
Reinsurance Recoverable	45,473,921	36,617,344
Insurance Intangible Assets	4,904,683	4,450,824
Other Assets	5,651,906	4,883,707
Separate Account Assets	4,122,642	4,107,000
	231,726,975	203,726,827
Total Assets	$348,469,179	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,396,247	$44,886,870
Due to Affiliates	444,947	538,099
Accrued Expenses and Other Liabilities	9,869,018	7,718,415
	55,710,212	53,143,384
Insurance
Policy Liabilities (market risk benefit liabilities: $1,019,763 and $1,120,968, respectively.)	$177,832,610	$160,058,271
Debt Obligations	3,698,209	2,587,857
Funds Withheld Payable at Interest	43,943,834	34,339,522
Accrued Expenses and Other Liabilities	2,800,252	3,256,006
Reinsurance Liabilities	1,831,453	1,423,242
Separate Account Liabilities	4,122,642	4,107,000
	234,229,000	205,771,898
Total Liabilities	289,939,212	258,915,282

	June 30, 2024	December 31, 2023

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$1,291,487	$615,427

Stockholders' Equity
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 887,439,098 and 885,005,588 shares, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	8,874	8,850
Additional Paid-In Capital	18,133,336	17,549,157
Retained Earnings	10,867,154	9,818,336
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(7,336,261)	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	21,673,103	22,858,694
Noncontrolling Interests (See Note 22)	35,565,377	34,904,791
Total Equity	57,238,480	57,763,485
Total Liabilities and Equity	$348,469,179	$317,294,194

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of June 30, 2024 and December 31, 2023, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
With respect to consolidated CFEs and certain investment funds, the following assets may only be used to settle obligations of these consolidated VIEs and the following liabilities are only the obligations of these consolidated VIEs and not generally to KKR. Additionally, KKR has no right to the benefits from, nor does KKR bear the risks associated with, the assets held by these VIEs beyond KKR's beneficial interest therein and any income generated from the VIEs. There are neither explicit arrangements nor does KKR hold implicit variable interests that would require KKR to provide any material ongoing financial support to the consolidated VIEs, beyond amounts previously committed to them, if any.
With respect to certain other VIEs consolidated by Global Atlantic, Global Atlantic has formed certain VIEs to either (i) hold investments, including fixed maturity securities, consumer and other loans, renewable energy, transportation and real estate, or (ii) to conduct certain reinsurance activities with third party commitments. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies.

	June 30, 2024
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,163,401	$1,291,312	$—	$3,454,713
Restricted Cash and Cash Equivalents	—	163,447	—	163,447
Investments	24,890,663	59,353,463	—	84,244,126
Other Assets	560,251	452,800	—	1,013,051
	27,614,315	61,261,022	—	88,875,337
Insurance
Cash and Cash Equivalents	—	—	985,123	985,123
Investments	—	—	25,613,118	25,613,118
Other Assets	—	—	484,626	484,626
	—	—	27,082,867	27,082,867
Total Assets	$27,614,315	$61,261,022	$27,082,867	$115,958,204

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$25,253,120	$8,923,718	$—	$34,176,838
Accrued Expenses and Other Liabilities	1,356,648	317,846	—	1,674,494
	26,609,768	9,241,564	—	35,851,332
Insurance
Debt	—	—	34,700	34,700
Accrued Expenses and Other Liabilities	—	—	380,569	380,569
	—	—	415,269	415,269
Total Liabilities	$26,609,768	$9,241,564	$415,269	$36,266,601

	December 31, 2023
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$1,709,523	$1,162,174	$—	$2,871,697
Restricted Cash and Cash Equivalents	—	110,308	—	110,308
Investments	24,996,298	57,343,237	—	82,339,535
Other Assets	429,827	345,509	—	775,336
	27,135,648	58,961,228	—	86,096,876
Insurance
Cash and Cash Equivalents	—	—	783,015	783,015
Investments	—	—	22,556,040	22,556,040
Other Assets	—	—	491,607	491,607
	—	—	23,830,662	23,830,662
Total Assets	$27,135,648	$58,961,228	$23,830,662	$109,927,538

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$25,276,404	$8,554,449	$—	$33,830,853
Accrued Expenses and Other Liabilities	869,765	488,717	—	1,358,482
	26,146,169	9,043,166	—	35,189,335
Insurance
Accrued Expenses and Other Liabilities	—	—	337,162	337,162
Total Liabilities	$26,146,169	$9,043,166	$337,162	$35,526,497

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Asset Management and Strategic Holdings
Fees and Other	$822,324	$754,447	$1,515,850	$1,431,463
Capital Allocation-Based Income (Loss)	738,125	696,897	2,001,067	1,145,915
	1,560,449	1,451,344	3,516,917	2,577,378
Insurance
Net Premiums	935,794	626,429	6,972,316	1,100,053
Policy Fees	333,900	315,382	662,847	629,184
Net Investment Income	1,580,498	1,311,055	3,100,400	2,611,752
Net Investment-Related Gains (Losses)	(302,620)	(117,550)	(544,106)	(241,383)
Other Income	63,889	39,858	120,274	77,016
	2,611,461	2,175,174	10,311,731	4,176,622
Total Revenues	4,171,910	3,626,518	13,828,648	6,754,000

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	895,165	657,114	2,211,613	1,232,784
Occupancy and Related Charges	23,306	23,593	46,846	45,742
General, Administrative and Other	304,489	289,586	582,470	503,275
	1,222,960	970,293	2,840,929	1,781,801
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $11,790, $(75,286), $(89,970) and $71,024, respectively.)	2,199,160	1,736,014	9,460,229	3,263,068
Amortization of Policy Acquisition Costs	32,808	170	29,056	44,381
Interest Expense	65,750	39,832	120,317	80,093
Insurance Expenses	244,954	172,121	444,190	397,439
General, Administrative and Other	180,697	204,052	364,552	415,783
	2,723,369	2,152,189	10,418,344	4,200,764
Total Expenses	3,946,329	3,122,482	13,259,273	5,982,565

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	392,667	570,085	1,030,829	410,676
Dividend Income	471,349	246,939	716,406	395,106
Interest Income	903,861	850,061	1,793,963	1,578,677
Interest Expense	(783,253)	(720,108)	(1,537,317)	(1,296,446)
Total Investment Income (Loss)	984,624	946,977	2,003,881	1,088,013

Income (Loss) Before Taxes	1,210,205	1,451,013	2,573,256	1,859,448

Income Tax Expense (Benefit)	216,969	324,955	486,170	473,702

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Income (Loss)	993,236	1,126,058	2,087,086	1,385,746
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	29,666	(1,740)	62,344	(9,043)
Net Income (Loss) Attributable to Noncontrolling Interests	295,644	266,086	674,602	193,083
Net Income (Loss) Attributable to KKR & Co. Inc.	667,926	861,712	1,350,140	1,201,706

Series C Mandatory Convertible Preferred Stock Dividends	—	17,249	—	34,499

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$667,926	$844,463	$1,350,140	$1,167,207

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.75	$0.98	$1.52	$1.36
Diluted	$0.72	$0.94	$1.45	$1.32
Weighted Average Shares of Common Stock Outstanding
Basic	887,394,513	861,553,274	886,200,169	861,332,121
Diluted	932,046,386	912,147,881	928,593,777	913,068,567

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)	$993,236	$1,126,058	$2,087,086	$1,385,746

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(427,602)	(220,665)	(627,823)	912,087

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	147,304	13,551	272,484	(123,550)

Foreign Currency Translation Adjustments	(93,820)	(106,615)	(200,981)	(124,853)

Comprehensive Income (Loss)	619,118	812,329	1,530,766	2,049,430

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	29,666	(1,740)	62,344	(9,043)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	292,286	188,936	669,764	483,121

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$297,166	$625,133	$798,658	$1,575,352

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amounts	Shares	Amounts	Shares
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,850	885,010,967	8,850	885,005,588
Clawback of Transfer Restricted Shares	—	(9,725)	—	(9,725)
Exchange of KKR Restricted Holdings Units	—	61,381	—	61,381
Private Placement Share Issuance	—	—	—	5,379
Net Delivery of Common Stock (Equity Incentive Plans)	24	2,376,475	24	2,376,475
End of Period	8,874	887,439,098	8,874	887,439,098
Additional Paid-In Capital
Beginning of Period	18,032,599		17,549,157
Compensation Modification (See Note 19)	—		226,011
Compensation Modification - Issuance of Holdings III Units (See Note 19)	—		(53,623)
Net Delivery of Common Stock (Equity Incentive Plans)	(92,970)		(92,970)
Equity-Based Compensation	76,755		156,259
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—		(40,789)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	116,952		261,097
End of Period	18,133,336		18,133,336
Retained Earnings
Beginning of Period	10,354,524		9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	667,926		1,350,140
Common Stock Dividends ($0.175 and $0.34 per share)	(155,296)		(301,322)
End of Period	10,867,154		10,867,154
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(6,974,780)		(4,517,649)
Other Comprehensive Income (Loss)	(370,760)		(551,482)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	9,279		30,364
End of Period	(7,336,261)		(7,336,261)
Total KKR & Co. Inc. Stockholders' Equity	21,673,103		21,673,103
Noncontrolling Interests (See Note 22)	35,565,377		35,565,377
Total Equity	$57,238,480		$57,238,480

Redeemable Noncontrolling Interests (See Note 23)	$1,291,487		$1,291,487

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	22,999,974	1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	—	(1,172)	—	(1,172)
End of Period	1,115,792	22,998,802	1,115,792	22,998,802
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,611	861,104,000	8,611	861,110,478
Net Delivery of Common Stock (Equity Incentive Plans)	20	1,974,782	20	1,981,928
Clawback of Transfer Restricted Shares	—	(6,153)	—	(19,777)
Conversion of Series C Mandatory Convertible Preferred Stock	—	1,366	—	1,366
Repurchases of Common Stock	(51)	(5,086,354)	(51)	(5,086,354)
End of Period	8,580	857,987,641	8,580	857,987,641
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,339,472		16,190,407
Adoption of New Accounting Standard	—		93,650
Beginning of Period (as revised for the prior period)	16,339,472		16,284,057
Net Delivery of Common Stock (Equity Incentive Plans)	(31,775)		(31,775)
Repurchases of Common Stock	(272,224)		(272,224)
Equity-Based Compensation	41,537		96,952
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	107,241		107,241
Tax Effects of Changes in Ownership and Other	2,647		2,647
End of Period	16,186,898		16,186,898
Retained Earnings
Beginning of Period (as previously reported for the prior period)	6,890,381		6,315,711
Adoption of New Accounting Standard	—		385,396
Beginning of Period (as revised for the prior period)	6,890,381		6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	861,712		1,201,706
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $1.50 per share for the three and six months ended June 30, 2023, respectively)	(17,249)		(34,499)
Common Stock Dividends ($0.165 and $0.32 per share)	(142,273)		(275,743)
End of Period	7,592,571		7,592,571
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(4,691,575)		(5,901,701)
Adoption of New Accounting Standard	—		599,901
Beginning of Period (as revised for the prior period)	(4,691,575)		(5,301,800)
Other Comprehensive Income (Loss)	(236,579)		373,646
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	5,880		5,880
End of Period	(4,922,274)		(4,922,274)
Total KKR & Co. Inc. Stockholders' Equity	19,981,567		19,981,567
Noncontrolling Interests (See Note 22)	40,429,454		40,429,454
Total Equity	$60,411,021		$60,411,021

Redeemable Noncontrolling Interests (See Note 23)	$183,413		$183,413
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Income (Loss)	$2,087,086	$1,385,746
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	368,318	331,667
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	(33,150)	289,920
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(997,679)	(700,596)
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(2,001,067)	(1,145,915)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	1,373,769	1,464,930
Net Accretion and Amortization	(40,942)	37,449
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	1,929,802	1,332,504
Other Non-Cash Amounts	97,174	69,461
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	652,163	263,170
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	1,056,920	(16,926)
Change in Deferred Policy Acquisition Costs - Insurance	(351,746)	(244,503)
Change in Policy Liabilities and Accruals, Net - Insurance	(260,361)	(113,745)
Change in Consolidation	77,519	—
Change in Due from / to Affiliates	(270,892)	109,539
Change in Other Assets	(441,937)	354,029
Change in Accrued Expenses and Other Liabilities	1,658,023	(308,920)
Investments Purchased - Asset Management and Strategic Holdings	(21,360,831)	(19,797,968)
Proceeds from Investments - Asset Management and Strategic Holdings	21,343,106	12,118,149
Net Cash Provided (Used) by Operating Activities	4,885,275	(4,572,009)

Investing Activities
Purchases of Fixed Assets	(43,768)	(61,762)
Investments Purchased - Insurance	(39,519,739)	(13,862,413)
Proceeds from Investments - Insurance	27,874,362	10,308,946
Other Investing Activities, Net - Insurance	13,749	(3,915)
Net Cash Provided (Used) by Investing Activities	(11,675,396)	(3,619,144)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	—	(34,499)
Common Stock Dividends	(301,322)	(275,743)
Distributions to Redeemable Noncontrolling Interests	(10,405)	(1,785)
Contributions from Redeemable Noncontrolling Interests	624,121	69,997
Distributions to Noncontrolling Interests	(4,038,461)	(3,737,866)
Contributions from Noncontrolling Interests	3,392,401	7,404,393
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—
Net Delivery of Common Stock (Equity Incentive Plans)	(92,946)	(31,755)
Repurchases of Common Stock	—	(272,275)
Proceeds from Debt Obligations	13,870,893	8,711,285
Repayment of Debt Obligations	(11,969,531)	(5,815,835)
Financing Costs Paid	(13,871)	(11,220)
Additions to Contractholder Deposit Funds - Insurance	15,290,576	7,527,948
Withdrawals from Contractholder Deposit Funds - Insurance	(11,264,240)	(8,096,042)
Reinsurance Transactions, Net of Cash Provided - Insurance	48,109	79,903
Other Financing Activity, Net - Insurance	(807,024)	10,798
Net Cash Provided (Used) by Financing Activities	2,106,070	5,527,304

	Six Months Ended June 30,
	2024	2023
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54,298)	27,197

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(4,738,349)	$(2,636,652)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	20,808,120	13,385,370
Cash, Cash Equivalents and Restricted Cash, End of Period	$16,069,771	$10,748,718

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,393,892	$6,705,325
Restricted Cash and Cash Equivalents	116,599	253,431
Total Asset Management and Strategic Holdings	8,510,491	6,958,756
Insurance
Cash and Cash Equivalents	$11,954,675	$6,118,231
Restricted Cash and Cash Equivalents	342,954	308,383
Total Insurance	12,297,629	6,426,614

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$20,808,120	$13,385,370

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$7,829,321	$5,885,308
Restricted Cash and Cash Equivalents	168,888	102,620
Total Asset Management and Strategic Holdings	7,998,209	5,987,928
Insurance
Cash and Cash Equivalents	$7,710,857	$4,421,172
Restricted Cash and Cash Equivalents	360,705	339,618
Total Insurance	8,071,562	4,760,790

Cash, Cash Equivalents and Restricted Cash, End of Period	$16,069,771	$10,748,718

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,482,365	$1,229,610
Payments for Income Taxes	$374,725	$598,252
Payments for Operating Lease Liabilities	$32,181	$28,896

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$3,879	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$380,456	$(437,029)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$—	$17,167
Investments Acquired through Reinsurance Agreements	$11,393,248	$788,095
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,039,960	$43,968

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$982,263	$(126,889)
Investments - Insurance	$—	$(93,545)
Other Assets	$15,285	$—
Accrued Expenses and Other Liabilities	$6,923	$(103)
Noncontrolling Interests	$1,067,974	$(165,607)
Redeemable Noncontrolling Interests	$—	$(27,821)

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of June 30, 2024, KKR & Co. Inc. held indirectly approximately 99.2% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings").
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the six months ended June 30, 2024, there were no significant updates to KKR’s significant accounting policies.

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

3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three and six months ended June 30, 2024 and 2023, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management Fees	$470,076	$446,809	$956,830	$899,902
Fee Credits	(83,456)	(49,612)	(177,502)	(107,143)
Transaction Fees	316,457	269,416	535,075	479,255
Monitoring Fees	43,313	34,796	92,280	64,649
Incentive Fees	27,203	12,158	33,829	18,571
Expense Reimbursements	27,168	16,840	35,261	32,384
Consulting Fees	21,563	24,040	40,077	43,845
Fees and Other	822,324	754,447	1,515,850	1,431,463

Carried Interest	640,322	540,615	1,785,250	883,685
General Partner Capital Interest	97,803	156,282	215,817	262,230
Total Capital Allocation-Based Income (Loss)	738,125	696,897	2,001,067	1,145,915

Total Revenues	$1,560,449	$1,451,344	$3,516,917	$2,577,378

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$37,556	$98,384	$135,940	$(27,156)	$507,346	$480,190
Credit (1)	10,864	(77,138)	(66,274)	(276,849)	316,985	40,136
Investments of Consolidated CFEs (1)	(1,715)	(89,021)	(90,736)	(44,865)	251,101	206,236
Real Assets (1)	58,512	110,136	168,648	51,620	(183,635)	(132,015)
Equity Method - Other (1)	101,086	55,650	156,736	18,817	233,278	252,095
Other Investments (1)	(1,129)	(85,041)	(86,170)	(210,136)	188,596	(21,540)
Foreign Exchange Forward Contracts and Options (2)	22,699	67,212	89,911	61,106	(70,072)	(8,966)
Securities Sold Short (2)	(9,580)	12,784	3,204	2,519	(5,669)	(3,150)
Other Derivatives (2)	(7,584)	6,405	(1,179)	16,070	(8,419)	7,651
Debt Obligations and Other (3)	13,346	69,241	82,587	19,574	(270,126)	(250,552)
Net Gains (Losses) From Investment Activities	$224,055	$168,612	$392,667	$(389,300)	$959,385	$570,085

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$24,880	$446,825	$471,705	$171,925	$470,682	$642,607
Credit (1)	68,294	(158,589)	(90,295)	(299,812)	421,760	121,948
Investments of Consolidated CFEs (1)	3,290	7,952	11,242	(49,882)	568,982	519,100
Real Assets (1)	(50,886)	4,913	(45,973)	61,054	(509,544)	(448,490)
Equity Method - Other (1)	203,989	143,190	347,179	58,036	262,783	320,819
Other Investments (1)	(270,987)	260,437	(10,550)	(322,799)	188,077	(134,722)
Foreign Exchange Forward Contracts and Options (2)	57,838	215,415	273,253	2,471	(33,803)	(31,332)
Securities Sold Short (2)	(16,749)	10,691	(6,058)	(956)	(3,428)	(4,384)
Other Derivatives (2)	(7,497)	8,768	1,271	13,948	5,911	19,859
Debt Obligations and Other (3)	20,978	58,077	79,055	76,095	(670,824)	(594,729)
Net Gains (Losses) From Investment Activities	$33,150	$997,679	$1,030,829	$(289,920)	$700,596	$410,676
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
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed Maturity Securities – Interest and Other Income	$1,417,627	$1,086,016	$2,744,637	$2,136,812
Mortgage and Other Loan Receivables	629,555	472,074	1,189,237	931,220
Investments in Transportation and Other Leased Assets	84,046	78,727	162,506	154,915
Investments in Renewable Energy	11,811	17,346	25,402	37,929
Investments in Real Estate	52,259	43,360	98,238	79,461
Short-term and Other Investment Income	124,920	54,678	292,251	132,294
Income Assumed from Funds Withheld Receivable at Interest	18,483	25,681	40,716	47,782
Policy Loans	19,577	8,424	44,080	18,701
Income Ceded to Funds Withheld Payable at Interest	(586,365)	(317,260)	(1,106,364)	(618,483)
Gross Investment Income	1,771,913	1,469,046	3,490,703	2,920,631
Less Investment Expenses:
Investment Management and Administration	115,233	80,137	232,322	165,478
Transportation, Renewable Energy and Real-estate Asset Depreciation and Maintenance	49,768	57,226	99,919	106,388
Interest Expense on Derivative Collateral and Repurchase Agreements	26,414	20,628	58,062	37,013
Net Investment Income	$1,580,498	$1,311,055	$3,100,400	$2,611,752

6. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related losses from insurance operations primarily consists of (i) realized gains (losses) from the disposal of investments, (ii) unrealized gains (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains (losses) on funds withheld receivable and payable at interest, (iv) unrealized gains (losses) from derivatives (excluding certain derivatives designated as hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized Losses on Available-for-sale Fixed Maturity Debt Securities	$(74,466)	$(55,471)	$(102,623)	$(52,039)
Credit Loss Allowances on Available-for-sale Securities	(20,627)	(30,622)	8,740	(106,940)
Credit Loss Allowances on Mortgage and Other Loan Receivables	(44,554)	(30,580)	(171,456)	(94,691)
Allowances on Unfunded Commitments	31,839	39,594	27,261	31,594
Impairment of Available-for-sale Fixed Maturity Debt Securities Due to Intent to Sell	—	—	—	(26,741)
Unrealized (Losses) Gains on Fixed Maturity Securities Classified as Trading	(485,257)	(66,627)	(584,836)	309,663
Unrealized Losses on Investments Recognized under the Fair-value Option and Equity Investments	(34,961)	(3,440)	(77,168)	(59,213)
Unrealized (Losses) Gains on Real Estate Investments Recognized at Fair Value Under Investment Company Accounting	(28,766)	(43,371)	(106,777)	19,821
Net Gains (Losses) on Derivative Instruments	324,818	78,244	425,786	(269,981)
Realized Gains on Funds Withheld at Interest Payable Portfolio	46,018	3,632	70,305	7,612
Realized (Losses) Gains on Funds Withheld at Interest Receivable Portfolio	(20,762)	(12,020)	(23,048)	5,713
Other Realized (Losses) Gains	4,098	3,111	(10,290)	(6,181)
Net Investment-Related Losses	$(302,620)	$(117,550)	$(544,106)	$(241,383)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$28,919	$181,041	$209,960	$49,008	$219,704	$268,712
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	13,649	383	14,032	22,343	1,260	23,603
Accretion of Initial Credit Loss Allowance on PCD Securities	—	152	152	—	315	315
Reductions due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(180)	(2,968)	(3,148)	(240)	(8,827)	(9,067)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	22,222	(15,627)	6,595	17,128	(49,471)	(32,343)
Balances Charged Off	—	(12,377)	(12,377)	(23,629)	(12,377)	(36,006)
Balance, as of End of Period	$64,610	$150,604	$215,214	$64,610	$150,604	$215,214

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$1,449	$199,665	$201,114	$1,298	$127,034	$128,332
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	20,586	1,808	22,394	20,737	47,008	67,745
Accretion of Initial Credit Loss Allowance on PCD Securities	—	336	336	—	687	687
Reductions due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	—	(2,774)	(2,774)	—	(6,661)	(6,661)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	916	7,312	8,228	916	38,279	39,195
Balance, as of End of Period	$22,951	$206,347	$229,298	$22,951	$206,347	$229,298
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$360,408	$101,424	$214,164	$675,996	$319,631	$107,204	$175,608	$602,443
Net Provision (Release)	30,184	(9,047)	23,417	44,554	87,340	(14,188)	98,304	171,456
Charge-offs	(82,225)	(2,143)	(41,125)	(125,493)	(98,604)	(2,782)	(82,564)	(183,950)
Recoveries of Amounts Previously Charged-off	—	—	6,199	6,199	—	—	11,307	11,307
Balance, as of End of Period	$308,367	$90,234	$202,655	$601,256	$308,367	$90,234	$202,655	$601,256

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$247,426	$134,447	$207,227	$589,100	$227,315	$125,824	$207,089	$560,228
Net Provision (Release)	6,440	7,218	16,922	30,580	26,551	17,534	50,606	94,691
Charge-offs	(14,000)	(1,729)	(34,576)	(50,305)	(14,000)	(3,422)	(69,948)	(87,370)
Recoveries of Amounts Previously Charged-off	—	—	8,674	8,674	—	—	10,500	10,500
Balance, as of End of Period	$239,866	$139,936	$198,247	$578,049	$239,866	$139,936	$198,247	$578,049
Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$6,960,180	$1,728,403	$8,959,469	$3,135,328
Gross Gains	$35,365	$15,101	$43,724	$30,565
Gross Losses	$(102,469)	$(70,812)	$(119,013)	$(80,856)

7. INVESTMENTS
Investments consist of the following:

	June 30, 2024	December 31, 2023
Asset Management and Strategic Holdings
Private Equity	$33,772,195	$32,742,484
Credit	7,925,996	8,274,904
Investments of Consolidated CFEs	24,890,663	24,996,298
Real Assets	13,245,951	12,000,008
Equity Method - Other	8,249,013	8,163,831
Equity Method - Capital Allocation-Based Income	9,241,215	7,877,904
Other Investments	4,721,953	4,579,372
Investments - Asset Management and Strategic Holdings	$102,046,987	$98,634,801

Insurance
Fixed Maturity Securities, Available-for-sale, at Fair Value(1)	$73,822,837	$69,414,188
Mortgage and Other loan Receivables	46,820,112	39,177,927
Fixed Maturity Securities, Trading, at Fair Value(2)	24,851,300	18,805,470
Other Investments	13,755,206	9,683,326
Funds Withheld Receivable at Interest	2,621,913	2,713,645
Policy Loans	1,609,396	1,556,030
Equity Securities at Fair Value	21,497	19,737
Investments - Insurance	$163,502,261	$141,370,323

Total Investments	$265,549,248	$240,005,124
(1)Amortized cost of $83.8 billion and $78.7 billion, net of credit loss allowances of $215.2 million and $268.7 million, respectively.
(2)Amortized cost of $27.1 billion and $20.5 billion, respectively. Trading fixed maturity securities are held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.

As of June 30, 2024 and December 31, 2023, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of June 30, 2024			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,692,499	$—	$3,946	$(103,068)	$2,593,377
U.S. State, Municipal and Political Subdivisions	5,148,330	—	11,136	(1,023,745)	4,135,721
Corporate	46,812,242	(64,610)	95,151	(7,225,518)	39,617,265
Residential Mortgage-backed Securities, or “RMBS”	11,528,424	(107,667)	35,851	(744,752)	10,711,856
Commercial Mortgage-backed Securities, or “CMBS”	8,148,249	(22,643)	7,542	(543,926)	7,589,222
Collateralized Bond Obligations, or “CBOs”	2,804,013	(1,366)	—	(135,757)	2,666,890
CLOs	3,723,617	(9,175)	13,506	(37,703)	3,690,245
Asset-Backed Securities, or “ABSs”	2,939,066	(9,753)	18,222	(129,274)	2,818,261
Total AFS Fixed Maturity Securities	$83,796,440	$(215,214)	$185,354	$(9,943,743)	$73,822,837
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(6.5) million.

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of June 30, 2024	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$1,329,075	$1,305,155
Due After One Year Through Five Years	13,855,349	13,413,774
Due After Five Years Through Ten Years	7,331,464	6,820,971
Due After Ten Years	32,072,573	24,806,463
Subtotal	54,588,461	46,346,363
RMBS	11,420,757	10,711,856
CMBS	8,125,606	7,589,222
CBOs	2,802,647	2,666,890
CLOs	3,714,442	3,690,245
ABSs	2,929,313	2,818,261
Total AFS Fixed Maturity Securities	$83,581,226	$73,822,837
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 months		12 months or More		Total
As of June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$1,952,172	$(26,359)	$253,096	$(76,709)	$2,205,268	$(103,068)
U.S. State, Municipal and Political Subdivisions	232,819	(2,375)	3,568,898	(1,021,370)	3,801,717	(1,023,745)
Corporate	6,962,052	(235,497)	24,557,419	(6,990,021)	31,519,471	(7,225,518)
RMBS	3,393,010	(96,345)	4,363,414	(648,407)	7,756,424	(744,752)
CMBS	880,997	(5,984)	5,440,403	(537,942)	6,321,400	(543,926)
CBOs	2,969	(167)	2,663,922	(135,590)	2,666,891	(135,757)
CLOs	595,198	(1,264)	432,627	(36,439)	1,027,825	(37,703)
ABSs	443,668	(6,475)	1,715,971	(122,799)	2,159,639	(129,274)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$14,462,885	$(374,466)	$42,995,750	$(9,569,277)	$57,458,635	$(9,943,743)

	Less Than 12 months		12 months or More		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$94,807	$(2,512)	$198,750	$(66,417)	$293,557	$(68,929)
U.S. State, Municipal and Political Subdivisions	112,468	(4,140)	3,829,447	(980,993)	3,941,915	(985,133)
Corporate	4,360,234	(189,026)	27,108,292	(6,403,117)	31,468,526	(6,592,143)
RMBS	1,371,230	(66,550)	4,354,902	(608,000)	5,726,132	(674,550)
CMBS	332,095	(4,535)	6,031,766	(726,823)	6,363,861	(731,358)
CBOs	1,867	(118)	2,804,612	(143,700)	2,806,479	(143,818)
CLOs	246,728	(868)	1,679,813	(51,497)	1,926,541	(52,365)
ABSs	553,438	(15,760)	1,742,373	(143,926)	2,295,811	(159,686)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$7,072,867	$(283,509)	$47,749,955	$(9,124,473)	$54,822,822	$(9,407,982)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $667.8 million and $694.6 million as of June 30, 2024 and December 31, 2023, respectively. The single largest unrealized loss on AFS fixed maturity securities was $53.8 million and $53.4 million as of June 30, 2024 and December 31, 2023, respectively. Global Atlantic had 6,386 and 5,886 securities in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 4,808 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	June 30, 2024	December 31, 2023
Commercial Mortgage Loans(1)	$23,388,168	$21,861,245
Residential Mortgage Loans(1)	18,048,717	12,722,778
Consumer Loans	4,548,750	4,424,882
Other Loan Receivables(2)	1,435,733	771,465
Total Mortgage and Other Loan Receivables	47,421,368	39,780,370
Allowance for Credit Losses(3)	(601,256)	(602,443)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$46,820,112	$39,177,927
(1)Includes $603.2 million and $697.4 million of loans carried at fair value using the fair value option as of June 30, 2024 and December 31, 2023, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $683.7 million and $785.2 million as of June 30, 2024 and December 31, 2023, respectively.
(2)As of June 30, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft and loans collateralized by residential mortgages of $454.7 million, $427.0 million, $347.5 million and $200.0 million, respectively. As of December 31, 2023, other loan receivables consisted primarily of loans collateralized by aircraft and loans collateralized by residential mortgages of $315.4 million and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(74.2) million and $(91.7) million as of June 30, 2024 and December 31, 2023, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of June 30, 2024:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2024	$38,199	$1,397,343	$1,435,542
2025	13,554	4,172,761	4,186,315
2026	718,315	6,519,410	7,237,725
2027	705,246	4,778,327	5,483,573
2028	132,725	1,629,779	1,762,504
2029	12,568	1,058,119	1,070,687
Thereafter	16,428,110	3,832,429	20,260,539
Total	$18,048,717	$23,388,168	$41,436,885
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	June 30, 2024		December 31, 2023
Pacific	$10,404,460	25.1%	$8,649,256	25.0%
West South Central	4,905,114	11.8%	4,202,501	12.2%
South Atlantic	11,436,329	27.6%	9,653,955	27.9%
Middle Atlantic	5,124,146	12.4%	4,436,129	12.8%
East North Central	1,387,501	3.3%	1,166,460	3.4%
Mountain	3,887,484	9.4%	3,262,801	9.4%
New England	1,596,074	3.9%	1,470,741	4.3%
East South Central	882,066	2.1%	731,053	2.1%
West North Central	434,126	1.0%	358,609	1.0%
Other regions	1,379,585	3.4%	652,518	1.9%
Total by Geographic Region	$41,436,885	100.0%	$34,584,023	100.0%

Mortgage Loans – Carrying Value by Property Type	June 30, 2024		December 31, 2023
Residential	$18,048,717	43.6%	$12,722,778	36.8%
Office Building	4,395,821	10.6%	4,586,277	13.3%
Multi-family	11,681,149	28.2%	11,495,638	33.2%
Industrial	5,667,852	13.7%	4,415,819	12.8%
Retail	487,948	1.2%	493,596	1.4%
Warehouse	341,488	0.8%	291,116	0.8%
Other Property Types	813,910	1.9%	578,799	1.7%
Total by Property Type	$41,436,885	100.0%	$34,584,023	100.0%
As of June 30, 2024 and December 31, 2023, Global Atlantic had $392.1 million and $510.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of June 30, 2024 and December 31, 2023:

	By Year of Origination
Performance Status as of June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-offs for the Six Months Ended June 30, 2024	$—	$—	$—	$(43,298)	$(10,695)	$(44,611)	$(98,604)

Current	$1,853,348	$3,539,657	$6,408,684	$6,596,440	$622,724	$4,183,327	$23,204,180
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 days or More Past Due or in Process of Foreclosure	—	—	—	138,573	—	45,415	183,988
Total Commercial Mortgage Loans	$1,853,348	$3,539,657	$6,408,684	$6,735,013	$622,724	$4,228,742	$23,388,168
Residential Mortgage Loans
Gross Charge-offs for the Six Months Ended June 30, 2024	$(6)	$(7)	$(530)	$(1,403)	$(418)	$(418)	$(2,782)

Current	$3,950,152	$4,353,437	$1,958,298	$4,290,436	$1,336,736	$1,613,202	$17,502,261
30 to 59 Days Past Due	85,723	43,443	26,092	27,062	4,694	81,575	268,589
60 to 89 Days Past Due	1,141	11,112	7,786	19,770	1,203	28,739	69,751
90 days or More Past Due or in Process of Foreclosure	—	12,460	21,473	50,993	7,767	115,423	208,116
Total Residential Mortgage Loans	$4,037,016	$4,420,452	$2,013,649	$4,388,261	$1,350,400	$1,838,939	$18,048,717
Consumer Loans
Gross Charge-offs for the Six Months Ended June 30, 2024	$(62)	$(2,040)	$(12,021)	$(41,055)	$(11,436)	$(15,823)	$(82,437)

Current	$115,898	$481,349	$508,131	$1,556,029	$632,189	$1,155,580	$4,449,176
30 to 59 Days Past Due	140	1,953	3,973	25,195	3,344	14,789	49,394
60 to 89 Days Past Due	124	1,223	2,045	10,695	2,194	6,254	22,535
90 days or More Past Due or in Process of Foreclosure	35	1,480	3,683	10,909	2,716	8,822	27,645
Total Consumer Loans	$116,197	$486,005	$517,832	$1,602,828	$640,443	$1,185,445	$4,548,750
Total Mortgage and Consumer Loan Receivables	$6,006,561	$8,446,114	$8,940,165	$12,726,102	$2,613,567	$7,253,126	$45,985,635

	By Year of Origination
Performance Status as of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2023	$—	$—	$—	$—	$(14,000)	$(7,616)	$(21,616)

Current	$3,600,652	$6,278,419	$6,633,293	$624,457	$1,395,717	$2,969,381	$21,501,919
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	79,635	79,635
90 days or More Past Due or in Process of Foreclosure	—	—	182,069	36,859	—	60,763	279,691
Total Commercial Mortgage Loans	$3,600,652	$6,278,419	$6,815,362	$661,316	$1,395,717	$3,109,779	$21,861,245
Residential Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2023	$(6)	$(1,228)	$(2,244)	$(913)	$(1,412)	$(2,373)	$(8,176)

Current	$2,794,600	$1,981,373	$4,518,357	$1,358,200	$221,566	$1,365,231	$12,239,327
30 to 59 Days Past Due	43,432	22,291	37,082	3,554	5,461	84,079	195,899
60 to 89 Days Past Due	8,467	8,520	9,991	1,437	1,389	26,565	56,369
90 days or More Past Due or in Process of Foreclosure	2,518	19,326	72,753	12,048	9,265	115,273	231,183
Total Residential Mortgage Loans	$2,849,017	$2,031,510	$4,638,183	$1,375,239	$237,681	$1,591,148	$12,722,778
Consumer Loans
Gross Charge-offs for the Year Ended December 31, 2023	$(185)	$(18,117)	$(83,147)	$(23,273)	$(15,740)	$(19,783)	$(160,245)

Current	$109,393	$497,113	$1,726,280	$701,655	$610,988	$656,270	$4,301,699
30 to 59 Days Past Due	1,707	4,229	28,966	5,082	4,497	12,686	57,167
60 to 89 Days Past Due	1,193	2,548	14,872	3,298	2,561	6,756	31,228
90 days or More Past Due or in Process of Foreclosure	2,597	3,991	13,461	4,281	3,907	6,551	34,788
Total Consumer Loans	$114,890	$507,881	$1,783,579	$714,316	$621,953	$682,263	$4,424,882
Total Mortgage and Consumer Loan Receivables	$6,564,559	$8,817,810	$13,237,124	$2,750,871	$2,255,351	$5,383,190	$39,008,905
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of June 30, 2024 and December 31, 2023:

Loan-to-value as of June 30, 2024, by Year of Origination	Carrying Value Loan-to-value 70% and Less	Carrying Value Loan-to-value 71% - 90%	Carrying Value Loan-to-value Over 90%	Total Carrying Value
2024	$1,853,348	$—	$—	$1,853,348
2023	3,539,657	—	—	3,539,657
2022	6,042,790	365,894	—	6,408,684
2021	4,864,697	1,552,069	318,247	6,735,013
2020	495,159	92,375	35,190	622,724
2019	1,249,252	54,831	38,589	1,342,672
Prior	2,730,291	53,666	102,113	2,886,070
Total Commercial Mortgage Loans	$20,775,194	$2,118,835	$494,139	$23,388,168

Loan-to-value as of December 31, 2023, by Year of Origination	Carrying Value Loan-to-value 70% and Less	Carrying Value Loan-to-value 71% - 90%	Carrying Value Loan-to-value Over 90%	Total Carrying Value
2023	$3,600,652	$—	$—	$3,600,652
2022	5,912,623	365,796	—	6,278,419
2021	5,110,011	1,483,763	221,588	6,815,362
2020	496,085	93,210	72,021	661,316
2019	1,257,983	93,661	44,073	1,395,717
2018	881,620	52,640	114,989	1,049,249
Prior	1,991,780	—	68,750	2,060,530
Total Commercial Mortgage Loans	$19,250,754	$2,089,070	$521,421	$21,861,245
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% as of both June 30, 2024 and December 31, 2023.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$221,089	$221,089	0.95%
Residential Mortgage Loans(2)	3,291	—	148	8,227	11,666	0.06%
Consumer Loans	1,607	667	20,329	24,207	46,810	1.03%
Total	$4,898	$667	$20,477	$253,523	$279,565
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Certain loans that were modified in the prior quarter have since been repaid in full.

Six Months Ended June 30, 2023 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$198,371	$198,371	1.01%
Residential Mortgage Loans(2)	1,090	1,201	29,493	2,292	34,076	0.30%
Consumer Loans	4,266	1,395	44,074	9,513	59,248	1.23%
Total	$5,356	$2,596	$73,567	$210,176	$291,695
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Certain loans that were modified in the prior quarter have since been repaid in full.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 4.7% and 4.0%, for the six months ended June 30, 2024 and 2023, respectively. The maturity extensions for these loans added a weighted-average of 3.7 years and 2.5 years to the life of the loans, for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, Global Atlantic has commitments to lend additional funds of $9.3 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended June 30, 2024:

Performance Status as of June 30, 2024 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$531,915	$—	$—	$—	$531,915
Residential Mortgage Loans	11,149	1,935	308	4,354	17,746
Consumer Loans	59,958	10,178	3,964	3,006	77,106
Total(1)	$603,022	$12,113	$4,272	$7,360	$626,767
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. In addition, certain loans that were modified in prior quarters have since been repaid in full.
Other investments
Other investments consist of the following:

	June 30, 2024	December 31, 2023
Investments in Real Estate(1)	$7,172,981	$4,778,431
Investments in Renewable Energy(2)	1,349,150	1,348,080
Investments in Transportation and Other Leased Assets(3)	3,033,344	2,972,469
Other Investment Funds and Partnerships	1,812,143	179,469
Federal Home Loan Bank (FHLB), Common Stock and Other Investments	387,588	404,877
Total Other Investments	$13,755,206	$9,683,326
(1)Primarily comprised of investments in real estate that are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation attributed to consolidated renewable energy assets of $172.8 million and $154.1 million as of June 30, 2024 and December 31, 2023, respectively.
(3)Net of accumulated depreciation of $371.8 million and $313.6 million as of June 30, 2024 and December 31, 2023, respectively.
The total amount of other investments accounted for using the equity method of accounting was $1.5 billion and $143.3 million as of June 30, 2024 and December 31, 2023, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $194.8 million and $19.7 million as of June 30, 2024 and December 31, 2023, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $474.5 million and $175.3 million as of June 30, 2024 and December 31, 2023, respectively.
Repurchase agreement transactions
As of June 30, 2024 and December 31, 2023, Global Atlantic participated in repurchase agreements with a notional value of $565.0 million and $1.4 billion, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.

The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of June 30, 2024 and December 31, 2023 is presented in the following tables:

As of June 30, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS Corporate Securities	$—	$516,929	$—	$—	$516,929
Residential Mortgage Loans	—	2,608	34,040	34,830	71,478
Total Assets Pledged	$—	$519,537	$34,040	$34,830	$588,407

As of December 31, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS Corporate Securities	$—	$—	$524,411	$849,368	$1,373,779
Residential Mortgage Loans	—	39,289	—	—	39,289
Total Assets Pledged	$—	$39,289	$524,411	$849,368	$1,413,068
Other pledges and restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $129.1 million and $131.7 million (accounted for at cost basis) of stock in FHLBs as of June 30, 2024 and December 31, 2023, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $3.9 billion and $3.6 billion as of June 30, 2024 and December 31, 2023, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $710.3 million as of June 30, 2024.
Insurance – statutory deposits
As of June 30, 2024 and December 31, 2023, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $142.4 million and $148.5 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $175.2 million and $133.0 million as of June 30, 2024 and December 31, 2023, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of June 30, 2024	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$17,586,779	$274,943	$226,240
Other Derivatives	986,064	9,119	70
Total Asset Management and Strategic Holdings	$18,572,843	$284,062	$226,310

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$9,455,742	$4,841	$411,093
Foreign Currency Contracts	2,414,567	28,133	24,903
Total Derivatives Designated as Hedge Accounting Instruments	$11,870,309	$32,974	$435,996
Derivatives Not Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$28,197,299	$153,008	$352,870
Equity Market Contracts	35,972,616	1,819,500	185,033
Foreign Currency Contracts	2,536,288	68,301	60,284
Other Contracts	61,087	—	3,298
Total Derivatives Not Designated as Hedge Accounting Instruments	$66,767,290	$2,040,809	$601,485
Impact of Netting(2)	—	(2,042,776)	(733,319)
Total Insurance(1)	$78,637,599	$31,007	$304,162

Fair Value Included Within Total Assets and Liabilities	$97,210,442	$315,069	$530,472
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $114.3 million and the fair value of these embedded derivatives related to liabilities was $2.1 billion as of June 30, 2024.
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
Fair value hedges
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
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)(1)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)(1)
AFS Fixed Maturity Securities(2)	$2,100,627	$(54,690)	$2,324,364	$80,210
Debt	(2,296,510)	(214,778)	(1,608,294)	(165,817)
Policy Liabilities	(4,137,823)	(251,943)	(4,380,048)	(255,308)
(1)Includes $19.6 million and $27.8 million of hedging adjustments on discontinued hedging relationships as of June 30, 2024 and December 31, 2023, respectively.
(2)Carrying amount is the amortized cost for AFS debt securities.
Cash flow hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. These arrangements are hedging purchases through December 2027 and are expected to affect earnings until 2053. Regression analysis is used to assess the effectiveness of these hedges.
As of June 30, 2024 and December 31, 2023, there was a cumulative loss of $(180.4) million and $(126.9) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with floating rate investments, including AFS fixed maturity securities and commercial mortgage loans. Regression analysis is used to assess the effectiveness of these hedges.
As of June 30, 2024, there was a cumulative gain (loss) of $3.7 million on the currently designated interest rate swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income in the same period during which the hedged investments affect earnings.
For all cash flow hedges, Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive loss to be reclassified into earnings in the next 12 months will not be material.

Net investment hedges
Global Atlantic has designated cross currency swaps to hedge the foreign currency risk associated with foreign currency-denominated equity method investments in net investment hedges. The effectiveness of these hedges is assessed based on changes in spot rates.
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of June 30, 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(9.3) million.

Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

	Three Months Ended June 30, 2024
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(20,068)	$(29,508)	$—
Foreign Currency Contracts	—	7,444	1,013	—	—	(1,728)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$7,444	$1,013	$(20,068)	$(29,508)	$(1,728)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$20,068	$29,508	$—
Foreign Currency Contracts	—	(9,574)	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$(9,574)	$—	$20,068	$29,508	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$6,333	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	—	6,333	—	—	—	—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$4,203	$1,013	$—	$—	$(1,728)
Cash Flow Hedges
Interest Rate Contracts	$—	$(887)	$(875)	$—	$—	$(18,466)
Total Gains (Losses) on Cash Flow Hedges	$—	$(887)	$(875)	$—	$—	$(18,466)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$106	$—	$—	$—	$(9,253)
Total Gains (Losses) on Net Investment Hedges	$—	$106	$—	$—	$—	$(9,253)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$89,911	$—	$—	$—	$—	$—
Other Derivatives	(1,179)	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$88,732	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$274	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	357,732	—	—	—	—
Equity Index Options	—	91,329	—	—	—	—
Equity Future Contracts	—	(7,370)	—	—	—	—
Interest Rate Contracts	—	(117,718)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	—	(2,851)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$321,396	$—	$—	$—	$—
Total	$88,732	$324,818	$138	$—	$—	$(29,447)

		Six Months Ended June 30, 2024
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(83,763)	$(82,203)	$—
Foreign Currency Contracts	—	56,985	1,995	—	—	(6,418)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$56,985	$1,995	$(83,763)	$(82,203)	$(6,418)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$83,763	$82,203	$—
Foreign Currency Contracts	—	(54,690)	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$(54,690)	$—	$83,763	$82,203	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$12,714	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	—	$12,714	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$15,009	$1,995	$—	$—	$(6,418)
Cash Flow Hedges
Interest Rate Contracts	$—	$(887)	$(1,720)	$—	$—	$(49,754)
Total Gains (Losses) on Cash Flow Hedges	$—	$(887)	$(1,720)	$—	$—	$(49,754)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$106	$—	$—	$—	$(9,253)
Total Gains (Losses) on Net Investment Hedges	$—	$106	$—	$—	$—	$(9,253)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	273,253	$—	$—	$—	$—	$—
Other Derivatives	1,271	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$274,524	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$25,604	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	453,173	—	—	—	—
Equity Index Options	—	348,432	—	—	—	—
Equity Future Contracts	—	(70,886)	—	—	—	—
Interest Rate Contracts	—	(367,013)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	—	22,248	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$411,558	$—	$—	$—	$—
Total	$274,524	$425,786	$275	$—	$—	$(65,425)

	Three Months Ended June 30, 2023
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(85,895)	$(40,492)	$—
Foreign Currency Contracts	—	(19,512)	—	—	—	(6,397)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$(19,512)	$—	$(85,895)	$(40,492)	$(6,397)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$85,895	$40,492	$—
Foreign Currency Contracts	—	26,413	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$26,413	$—	$85,895	$40,492	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$7,229	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$—	$7,229	$—	$—	$—	—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$14,130	$—	$—	$—	$(6,397)
Cash Flow Hedges
Interest Rate Contracts	$—	$(269)	$—	$—	$—	$(20,702)
Total Gains (Losses) on Cash Flow Hedges	$—	$(269)	$—	$—	$—	$(20,702)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$(8,966)	$—	$—	$—	$—	$—
Other Derivatives	7,651	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(1,315)	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$14,149	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	32,842	—	—	—	—
Equity Index Options	—	230,602	—	—	—	—
Equity Future Contracts	—	(48,383)	—	—	—	—
Interest Rate and Foreign Exchange Contracts	—	(164,765)	—	—	—	—
Other	—	(62)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$64,383	$—	$—	$—	$—
Total	$(1,315)	$78,244	$—	$—	$—	$(27,099)

	Six Months Ended June 30, 2023
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(51,338)	$(20,388)	$—
Foreign Currency Contracts	—	(54,900)	—	—	—	2,883
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$(54,900)	$—	$(51,338)	$(20,388)	$2,883
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$51,338	$20,388	$—
Foreign Currency Contracts	—	56,037	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$56,037	$—	$51,338	$20,388	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$14,055	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$—	$14,055	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$15,192	$—	$—	$—	$2,883
Cash Flow Hedges
Interest Rate Contracts	$—	$(537)	$—	$—	$—	$37,218
Total Gains (Losses) on Cash Flow Hedges	$—	$(537)	$—	$—	$—	$37,218
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$(31,332)	$—	$—	$—	$—	$—
Other Derivatives	19,859	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(11,473)	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$(16,618)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	(397,393)	—	—	—	—
Equity Index Options	—	314,489	—	—	—	—
Equity Future Contracts	—	(89,208)	—	—	—	—
Interest Rate and Foreign Exchange Contracts	—	(95,769)	—	—	—	—
Other Contracts	—	(137)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$(284,636)	$—	$—	$—	$—
Total	$(11,473)	$(269,981)	$—	$—	$—	$40,101

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of June 30, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Position(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount after Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,073,783	$(2,042,776)	$31,007	$(65,437)	$(34,430)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,037,481	$(733,319)	$304,162	$248,364	$55,798
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Position(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount after Collateral
Derivative Assets (Excluding Embedded Derivatives)	$1,855,023	$(1,809,329)	$45,694	$(45,095)	$599
Derivative Liabilities (Excluding Embedded Derivatives)	$1,057,277	$(911,080)	$146,197	$167,973	$(21,776)
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
Assets, at fair value:

	June 30, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$903,257	$52,326	$32,816,612		$33,772,195
Credit	281,198	2,827,750	4,817,048		7,925,996
Investments of Consolidated CFEs	—	24,890,663	—		24,890,663
Real Assets	352,026	111,753	12,782,172		13,245,951
Equity Method - Other	153,331	654,162	1,506,572		2,314,065
Other Investments	160,596	41,468	4,519,889		4,721,953
Total Investments	$1,850,408	$28,578,122	$56,442,293		$86,870,823
Foreign Exchange Contracts and Options	—	274,943	—		274,943
Other Derivatives	—	9,119	—		9,119
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,850,408	$28,862,184	$56,442,293		$87,154,885
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$2,473,223	$120,154	$—		$2,593,377
U.S. State, Municipal and Political Subdivisions	—	4,135,721	—		4,135,721
Corporate	—	30,932,182	8,685,083		39,617,265
Structured Securities	—	25,374,806	2,101,668		27,476,474
Total AFS Fixed Maturity Securities	$2,473,223	$60,562,863	$10,786,751		$73,822,837
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$2,908,671	$170,470	$—		$3,079,141
U.S. State, Municipal and Political Subdivisions	—	732,473	—		732,473
Corporate	—	12,807,874	910,400		13,718,274
Structured Securities	—	6,720,990	600,422		7,321,412
Total Trading Fixed Maturity Securities	$2,908,671	$20,431,807	$1,510,822		$24,851,300
Equity Securities	6,218	—	15,279		21,497
Mortgage and Other Loan Receivables	—	—	603,200		603,200
Other Investments	—	—	7,549,543	(1)	7,549,543
Funds Withheld Receivable at Interest	—	—	114,265		114,265
Reinsurance Recoverable	—	—	926,695		926,695
Derivative Assets:
Equity Market Contracts	1,625	1,817,875	—		1,819,500
Interest Rate Contracts	2,739	155,110	—		157,849
Foreign Currency Contracts	—	96,434	—		96,434
Impact of Netting	(5,039)	(2,037,737)	—	(2)	(2,042,776)
Total Derivative Assets	$(675)	$31,682	$—		$31,007
Separate Account Assets	4,122,642	—	—		4,122,642
Total Assets at Fair Value - Insurance	$9,510,079	$81,026,352	$21,506,555		$112,042,986

Total Assets at Fair Value	$11,360,487	$109,888,536	$77,948,848		$199,197,871

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,762,257	$58,653	$30,921,574		$32,742,484
Credit	281,626	2,540,362	5,452,916		8,274,904
Investments of Consolidated CFEs	—	24,996,298	—		24,996,298
Real Assets	676,808	27,567	11,295,633		12,000,008
Equity Method - Other	418,791	326,835	1,537,962		2,283,588
Other Investments	218,151	95,453	4,265,768		4,579,372
Total Investments	$3,357,633	$28,045,168	$53,473,853		$84,876,654
Foreign Exchange Contracts and Options	—	264,621	—		264,621
Other Derivatives	—	4,792	—		4,792
Total Assets at Fair Value - Asset Management and Strategic Holdings	$3,357,633	$28,314,581	$53,473,853		$85,146,067
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$1,082,421	$120,671	$—		$1,203,092
U.S. State, Municipal and Political Subdivisions	—	4,607,392	—		4,607,392
Corporate	—	31,377,753	8,571,003		39,948,756
Structured Securities	—	21,824,948	1,830,000		23,654,948
Total AFS Fixed Maturity Securities	$1,082,421	$57,930,764	$10,401,003		$69,414,188
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$2,354,194	$163,919	$—		$2,518,113
U.S. State, Municipal and Political Subdivisions	—	1,223,946	—		1,223,946
Corporate	—	9,815,909	656,923		10,472,832
Structured Securities	—	3,997,341	593,238		4,590,579
Total Trading Fixed Maturity Securities	$2,354,194	$15,201,115	$1,250,161		$18,805,470
Equity Securities	4,215	—	15,522		19,737
Mortgage and Other Loan Receivables	—	—	697,402		697,402
Other Investments	—	—	4,925,751	(1)	4,925,751
Funds Withheld Receivable at Interest	—	—	88,661		88,661
Reinsurance Recoverable	—	—	926,035		926,035
Derivative Assets:
Equity Market Contracts	1,669	1,479,206	—		1,480,875
Interest Rate Contracts	19,474	264,593	—		284,067
Foreign Currency Contracts	—	90,081	—		90,081
Impact of Netting	(23,522)	(1,785,807)	—	(2)	(1,809,329)
Total Derivative Assets	$(2,379)	$48,073	$—		$45,694
Separate Account Assets	4,107,000	—	—		4,107,000
Total Assets at Fair Value - Insurance	$7,545,451	$73,179,952	$18,304,535		$99,029,938

Total Assets at Fair Value	$10,903,084	$101,494,533	$71,778,388		$184,176,005
(1)Other investments excluded from the fair value hierarchy include private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of June 30, 2024 and December 31, 2023, the fair value of these investments was $99.5 million and $138.5 million, respectively. These investments have strategies primarily focused on real assets (including real estate and infrastructure) and are subject to certain restrictions on redemption. As of June 30, 2024, there were $3.0 million of unfunded commitments associated with these investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	June 30, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$134,297	$—	$—		$134,297
Foreign Exchange Contracts and Options	—	226,240	—		226,240
Unfunded Revolver Commitments	—	—	98,327	(1)	98,327
Other Derivatives	70	—	—		70
Debt Obligations of Consolidated CFEs	—	25,253,120	—		25,253,120
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$134,367	$25,479,360	$98,327		$25,712,054

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,320,498	(3)	$1,320,498
Closed Block Policy Liabilities	—	—	970,844		970,844
Funds Withheld Payable at Interest	—	—	(2,900,476)		(2,900,476)
Derivative Instruments Payable:
Equity Market Contracts	3,136	181,897	—		185,033
Interest Rate Contracts	1,903	762,060	—		763,963
Foreign Currency Contracts	—	85,187	—		85,187
Other Contracts	—	3,298	—		3,298
Impact of Netting	(5,039)	(728,280)	—	(2)	(733,319)
Total Derivative Instruments Payable	—	304,162	—		304,162
Embedded Derivative – Interest-sensitive Life Products	—	—	495,342		495,342
Embedded Derivative – Annuity Products	—	—	4,478,104		4,478,104
Total Liabilities at Fair Value - Insurance	$—	$304,162	$4,364,312		$4,668,474

Total Liabilities at Fair Value	$134,367	$25,783,522	$4,462,639		$30,380,528

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$149,136	$—	$—		$149,136
Foreign Exchange Contracts and Options	—	441,608	—		441,608
Unfunded Revolver Commitments	—	—	94,683	(1)	94,683
Other Derivatives	143	2,239	—		2,382
Debt Obligations of Consolidated CFEs	—	25,276,404	—		25,276,404
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$149,279	$25,720,251	$94,683		$25,964,213

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,474,970	(3)	$1,474,970
Closed Block Policy Liabilities	—	—	968,554		968,554
Funds Withheld Payable at Interest	—	—	(2,447,303)		(2,447,303)
Derivative Instruments Payable:
Equity Market Contracts	7,088	241,039	—		248,127
Interest Rate Contracts	17,931	660,525	—		678,456
Foreign Currency Contracts	—	130,094	—		130,094
Other Contracts	—	600	—		600
Impact of Netting	(23,522)	(887,558)	—	(2)	(911,080)
Total Derivative Instruments Payable	1,497	144,700	—		146,197
Embedded Derivative – Interest-sensitive Life Products	—	—	458,302		458,302
Embedded Derivative – Annuity Products	—	—	3,587,371		3,587,371
Total Liabilities at Fair Value - Insurance	$1,497	$144,700	$4,041,894		$4,188,091

Total Liabilities at Fair Value	$150,776	$25,864,951	$4,136,577		$30,152,304
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.0 billion and $1.1 billion as of June 30, 2024 and December 31, 2023, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$32,258,143	$—	$9,042	$—	$244,345	$305,082	$—	$32,816,612	$308,356	$—
Credit	5,194,915	151,713	—	—	(461,880)	(67,700)	—	4,817,048	(54,997)	—
Real Assets	11,529,548	934,530	—	—	140,436	177,658	—	12,782,172	103,434	—
Equity Method - Other	1,534,073	—	—	(2,077)	(680)	(24,744)	—	1,506,572	(24,747)	—
Other Investments	4,204,202	—	—	—	368,697	(53,010)	—	4,519,889	(53,277)	—
Total Assets - Asset Management and Strategic Holdings	$54,720,881	$1,086,243	$9,042	$(2,077)	$290,918	$337,286	$—	$56,442,293	$278,769	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,071,579	$—	$—	$—	$611,861	$(13,286)	$14,929	$8,685,083	$—	$17,466
Structured Securities	1,926,056	—	42,951	—	112,084	7,596	12,981	2,101,668	—	15,585
Total AFS Fixed Maturity Securities	9,997,635	—	42,951	—	723,945	(5,690)	27,910	10,786,751	—	33,051
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	378,435	—	1,225	—	528,131	2,609	—	910,400	2,749	—
Structured Securities	670,143	—	15,147	—	(100,394)	15,526	—	600,422	681	—
Total Trading Fixed Maturity Securities	1,048,578	—	16,372	—	427,737	18,135	—	1,510,822	3,430	—
Equity Securities	15,823	—	—	—	—	(544)	—	15,279	(543)	—
Mortgage and Other Loan Receivables	686,938	—	—	—	(93,333)	9,595	—	603,200	(3,014)	—
Other Investments	4,897,017	—	—	—	2,728,615	(76,089)	—	7,549,543	(76,350)	—
Funds Withheld Receivable at Interest	113,991	—	—	—	—	274	—	114,265	—	—
Reinsurance Recoverable	965,877	—	—	—	5,319	(44,501)	—	926,695	—	—
Total Assets - Insurance	$17,725,859	$—	$59,323	$—	$3,792,283	$(98,820)	$27,910	$21,506,555	$(76,477)	$33,051

Total	$72,446,740	$1,086,243	$68,365	$(2,077)	$4,083,201	$238,466	$27,910	$77,948,848	$202,292	$33,051

	Six Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$—	$9,042	$—	$985,807	$900,189	$—	$32,816,612	$901,863	$—
Credit	5,452,916	151,713	148,072	(105,080)	(720,469)	(110,104)	—	4,817,048	(92,128)	—
Real Assets	11,295,633	934,530	—	—	490,769	61,240	—	12,782,172	(14,184)	—
Equity Method - Other	1,537,962	—	—	(2,077)	(57)	(29,256)	—	1,506,572	(30,862)	—
Other Investments	4,265,768	—	—	(8,106)	246,137	15,913	177	4,519,889	21,452	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$1,086,243	$157,114	$(115,263)	$1,002,187	$837,982	$177	$56,442,293	$786,141	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$67,271	$(60,908)	$108,018	$8,685,083	$—	$103,286
Structured Securities	1,830,000	—	95,965	—	135,898	15,235	24,570	2,101,668	—	26,532
Total AFS Fixed Maturity Securities	10,401,003	—	95,965	(301)	203,169	(45,673)	132,588	10,786,751	—	129,818
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	656,923	—	1,416	—	208,581	43,480	—	910,400	41,392	—
Structured Securities	593,238	—	106,805	—	(124,617)	24,996	—	600,422	9,430	—
Total Trading Fixed Maturity Securities	1,250,161	—	108,221	—	83,964	68,476	—	1,510,822	50,822	—
Equity Securities	15,522	—	—	—	—	(243)	—	15,279	(242)	—
Mortgage and Other Loan Receivables	697,402	—	—	—	(99,125)	4,923	—	603,200	2,785	—
Other Investments	4,925,751	—	—	—	2,779,681	(155,889)	—	7,549,543	(154,394)	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	25,604	—	114,265	—	—
Reinsurance Recoverable	926,035	—	—	—	(6,349)	7,009	—	926,695	—	—
Total Assets - Insurance	$18,304,535	$—	$204,186	$(301)	$2,961,340	$(95,793)	$132,588	$21,506,555	$(101,029)	$129,818

Total	$71,778,388	$1,086,243	$361,300	$(115,564)	$3,963,527	$742,189	$132,765	$77,948,848	$685,112	$129,995

	Three Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$26,189,501	$—	$—	$—	$1,963,136	$453,584	$—	$28,606,221	$520,098	$—
Credit	5,902,578	—	—	—	(541,887)	12,191	—	5,372,882	58,128	—
Real Assets	18,946,851	(126,889)	—	—	1,554,061	(66,444)	—	20,307,579	(58,048)	—
Equity Method - Other	1,602,694	—	—	(2,335)	2,856	91,955	—	1,695,170	92,549	—
Other Investments	3,738,446	—	22,777	—	(76,145)	(14,748)	—	3,670,330	(10,374)	—
Other Derivatives	—	—	—	—	—	—	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$56,380,070	$(126,889)	$22,777	$(2,335)	$2,902,021	$476,538	$—	$59,652,182	$602,353	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,294,423	$—	$33,196	$—	$48,066	$16,996	$(121)	$8,392,560	$—	$21,233
Structured Securities	1,770,785	—	104,572	—	29,871	7,234	10,282	1,922,744	—	12,158
Total AFS Fixed Maturity Securities	10,065,208	—	137,768	—	77,937	24,230	10,161	10,315,304	—	33,391
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	631,870	—	—	—	3,109	1,785	—	636,764	1,867	—
Structured Securities	661,565	—	6,081	—	(1,023)	(8,440)	—	658,183	(8,247)	—
Total Trading Fixed Maturity Securities	1,293,435	—	6,081	—	2,086	(6,655)	—	1,294,947	(6,380)	—
Equity Securities	15,311	—	—	—	—	384	—	15,695	384	—
Mortgage and Other Loan Receivables	773,917	—	—	—	(16,306)	10,665	—	768,276	11,178	—
Other Investments	5,009,113	—	—	—	54,343	(47,029)	—	5,016,427	(58,190)	—
Funds Withheld Receivable at Interest	(17,982)	—	—	—	—	14,149	—	(3,833)	—	—
Reinsurance Recoverable	1,010,602	—	—	—	64	(22,027)	—	988,639	—	—
Total Assets - Insurance	$18,149,604	$—	$143,849	$—	$118,124	$(26,283)	$10,161	$18,395,455	$(53,008)	$33,391

Total	$74,529,674	$(126,889)	$166,626	$(2,335)	$3,020,145	$450,255	$10,161	$78,047,637	$549,345	$33,391

	Six Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$25,336,957	$—	$—	$—	$2,896,563	$372,701	$—	$28,606,221	$437,195	$—
Credit	5,786,026	—	17,628	(23,758)	(465,555)	58,541	—	5,372,882	102,197	—
Real Assets	17,015,112	(126,889)	—	—	3,769,101	(349,745)	—	20,307,579	(346,687)	—
Equity Method - Other	1,624,420	—	—	(2,335)	8,500	64,585	—	1,695,170	69,192	—
Other Investments	3,334,366	—	22,777	(22,376)	435,107	(99,544)	—	3,670,330	(102,992)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$53,096,881	$(126,889)	$40,405	$(48,469)	$6,645,869	$44,385	$—	$59,652,182	$158,905	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,310,657	$—	$33,196	$—	$(18,018)	$38,261	$28,464	$8,392,560	$—	$35,900
Structured Securities	1,419,441	—	275,347	(3,374)	184,854	3,095	43,381	1,922,744	—	45,225
Total AFS Fixed Maturity Securities	9,730,098	—	308,543	(3,374)	166,836	41,356	71,845	10,315,304	—	81,125
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	672,023	—	—	—	(24,784)	(10,475)	—	636,764	(10,009)	—
Structured Securities	643,811	—	11,971	(6,747)	12,994	(3,846)	—	658,183	(2,959)	—
Total Trading Fixed Maturity Securities	1,315,834	—	11,971	(6,747)	(11,790)	(14,321)	—	1,294,947	(12,968)	—
Equity Securities	16,286	—	—	—	—	(591)	—	15,695	(591)	—
Mortgage and Other Loan Receivables	787,515	—	—	—	(26,866)	7,627	—	768,276	5,434	—
Other Investments	4,883,441	—	—	—	165,285	(32,299)	—	5,016,427	(33,644)	—
Funds Withheld Receivable at Interest	12,785	—	—	—	—	(16,618)	—	(3,833)	—	—
Reinsurance Recoverable	981,775	—	—	—	(10,590)	17,454	—	988,639	—	—
Total Assets - Insurance	$17,727,734	$—	$320,514	$(10,121)	$282,875	$2,608	$71,845	$18,395,455	$(41,769)	$81,125

Total	$70,824,615	$(126,889)	$360,919	$(58,590)	$6,928,744	$46,993	$71,845	$78,047,637	$117,136	$81,125

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$334,251	$—	$(89,906)	$—	$244,345	$1,320,803	$—	$(334,996)	$—	$985,807
Credit	191,317	—	(653,162)	(35)	(461,880)	513,350	—	(883,549)	(350,270)	(720,469)
Real Assets	498,183	—	(357,747)	—	140,436	881,650	—	(390,881)	—	490,769
Equity Method - Other	2	—	(682)	—	(680)	3,082	—	(3,139)	—	(57)
Other Investments	865,589	—	(496,725)	(167)	368,697	1,256,253	—	(945,346)	(64,770)	246,137
Total Assets - Asset Management and Strategic Holdings	$1,889,342	$—	$(1,598,222)	$(202)	$290,918	$3,975,138	$—	$(2,557,911)	$(415,040)	$1,002,187

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,509,309	$—	$(500,359)	$(397,089)	$611,861	$2,172,185	$—	$(670,380)	$(1,434,534)	$67,271
Structured Securities	251,493	—	(8,347)	(131,062)	112,084	342,538	—	(10,349)	(196,291)	135,898
Total AFS Fixed Maturity Securities	1,760,802	—	(508,706)	(528,151)	723,945	2,514,723	—	(680,729)	(1,630,825)	203,169
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	706,947	—	(169,277)	(9,539)	528,131	767,965	—	(223,483)	(335,901)	208,581
Structured Securities	107,379	—	(197,955)	(9,818)	(100,394)	107,616	—	(204,425)	(27,808)	(124,617)
Total Trading Fixed Maturity Securities	814,326	—	(367,232)	(19,357)	427,737	875,581	—	(427,908)	(363,709)	83,964
Mortgage and Other Loan Receivables	—	—	—	(93,333)	(93,333)	1,795	—	—	(100,920)	(99,125)
Other Investments	2,732,497	—	(3,882)	—	2,728,615	2,787,447	—	(7,766)	—	2,779,681
Reinsurance Recoverable	—	—	—	5,319	5,319	—	—	—	(6,349)	(6,349)
Total Assets - Insurance	$5,307,625	$—	$(879,820)	$(635,522)	$3,792,283	$6,179,546	$—	$(1,116,403)	$(2,101,803)	$2,961,340

Total	$7,196,967	$—	$(2,478,042)	$(635,724)	$4,083,201	$10,154,684	$—	$(3,674,314)	$(2,516,843)	$3,963,527

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$1,966,888	$—	$(3,752)	$—	$1,963,136	$2,922,825	$—	$(26,262)	$—	$2,896,563
Credit	296,290	—	(824,088)	(14,089)	(541,887)	737,023	—	(1,103,069)	(99,509)	(465,555)
Real Assets	1,965,000	—	(410,939)	—	1,554,061	4,256,691	—	(486,551)	(1,039)	3,769,101
Equity Method - Other	3,651	—	(795)	—	2,856	10,123	—	(1,623)	—	8,500
Other Investments	83,402	—	(123,520)	(36,027)	(76,145)	675,579	—	(139,536)	(100,936)	435,107
Other Derivatives	—	—	—	—	—	2,153	—	—	—	2,153
Total Assets - Asset Management and Strategic Holdings	$4,315,231	$—	$(1,363,094)	$(50,116)	$2,902,021	$8,604,394	$—	$(1,757,041)	$(201,484)	$6,645,869

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$215,605	$—	$(5,080)	$(162,459)	$48,066	$450,987	$—	$(5,668)	$(463,337)	$(18,018)
Structured Securities	88,308	—	—	(58,437)	29,871	265,127	—	—	(80,273)	184,854
Total AFS Fixed Maturity Securities	303,913	—	(5,080)	(220,896)	77,937	716,114	—	(5,668)	(543,610)	166,836
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	7,146	—	—	(4,037)	3,109	14,863	—	(1,000)	(38,647)	(24,784)
Structured Securities	12,787	—	—	(13,810)	(1,023)	37,437	—	(694)	(23,749)	12,994
Total Trading Fixed Maturity Securities	19,933	—	—	(17,847)	2,086	52,300	—	(1,694)	(62,396)	(11,790)
Mortgage and Other Loan Receivables	257	—	—	(16,563)	(16,306)	634	—	(3,078)	(24,422)	(26,866)
Other Investments	59,240	—	(4,897)	—	54,343	177,634	—	(12,349)	—	165,285
Reinsurance Recoverable	—	—	—	64	64	—	—	—	(10,590)	(10,590)
Total Assets - Insurance	$383,343	$—	$(9,977)	$(255,242)	$118,124	$946,682	$—	$(22,789)	$(641,018)	$282,875

Total	$4,698,574	$—	$(1,373,071)	$(305,358)	$3,020,145	$9,551,076	$—	$(1,779,830)	$(842,502)	$6,928,744

	Three Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$95,004	$—	$—	$—	$—	$3,323	$—	$98,327	$3,323
Total Liabilities - Asset Management and Strategic Holdings	$95,004	$—	$—	$—	$—	$3,323	$—	$98,327	$3,323

Insurance
Policy Liabilities	$1,337,563	$—	$—	$—	$8,327	$(11,200)	$(14,192)	$1,320,498	$—
Closed Block Policy Liabilities	1,005,627	—	—	—	5,780	(37,940)	(2,623)	970,844	—
Funds Withheld Payable at Interest	(2,542,744)	—	—	—	—	(357,732)	—	(2,900,476)	—
Embedded Derivative – Interest-sensitive Life Products	486,199	—	—	—	(22,427)	31,570	—	495,342	—
Embedded Derivative – Annuity Products	4,051,405	—	—	—	335,210	91,489	—	4,478,104	—
Total Liabilities - Insurance	$4,338,050	$—	$—	$—	$326,890	$(283,813)	$(16,815)	$4,364,312	$—

Total	$4,433,054	$—	$—	$—	$326,890	$(280,490)	$(16,815)	$4,462,639	$3,323

	Six Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$3,644	$—	$98,327	$3,644
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$3,644	$—	$98,327	$3,644

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$8,278	$(153,726)	$(9,024)	$1,320,498	$—
Closed Block Policy Liabilities	968,554	—	—	—	4,915	589	(3,214)	970,844	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	(453,173)	—	(2,900,476)	—
Embedded Derivative – Interest-sensitive Life Products	458,302	—	—	—	(46,905)	83,945	—	495,342	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	594,669	296,064	—	4,478,104	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$560,957	$(226,301)	$(12,238)	$4,364,312	$—

Total	$4,136,577	$—	$—	$—	$560,957	$(222,657)	$(12,238)	$4,462,639	$3,644

	Three Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$112,534	$—	$—	$—	$—	$(2,428)	$—	$110,106	$(2,428)
Total Liabilities - Asset Management and Strategic Holdings	$112,534	$—	$—	$—	$—	$(2,428)	$—	$110,106	$(2,428)

Insurance
Policy Liabilities	$1,133,779	$—	$—	$—	$(1,508)	$(97,515)	$146,612	$1,181,368	$—
Closed Block Policy Liabilities	1,046,458	—	—	—	(3,166)	(16,297)	(656)	1,026,339	—
Funds Withheld Payable at Interest	(3,057,531)	—	—	—	—	(32,842)	—	(3,090,373)	—
Embedded Derivative – Interest-sensitive Life Products	373,391	—	—	—	5,255	68,359	—	447,005	—
Embedded Derivative – Annuity Products	2,402,427	—	—	—	200,486	212,870	—	2,815,783	—
Total Liabilities - Insurance	$1,898,524	$—	$—	$—	$201,067	$134,575	$145,956	$2,380,122	$—

Total	$2,011,058	$—	$—	$—	$201,067	$132,147	$145,956	$2,490,228	$(2,428)

	Six Months Ended June 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(27,209)	$—	$110,106	$(27,209)
Total Liabilities - Asset Management and Strategic Holdings	$137,315	$—	$—	$—	$—	$(27,209)	$—	$110,106	$(27,209)

Insurance
Policy Liabilities	$1,063,496	$—	$—	$—	$(2,373)	$25,648	$94,597	$1,181,368	$—
Closed Block Policy Liabilities	1,016,313	—	—	—	(9,028)	20,961	(1,907)	1,026,339	—
Funds Withheld Payable at Interest	(3,487,766)	—	—	—	—	397,393	—	(3,090,373)	—
Embedded Derivative – Interest-sensitive Life Products	337,860	—	—	—	2,307	106,838	—	447,005	—
Embedded Derivative – Annuity Products	1,851,381	—	—	—	549,968	414,434	—	2,815,783	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$540,874	$965,274	$92,690	$2,380,122	$—

Total	$918,599	$—	$—	$—	$540,874	$938,065	$92,690	$2,490,228	$(27,209)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$11,842	$(3,515)	$8,327	$15,249	$(6,971)	$8,278
Closed Block Policy Liabilities	4,915	865	5,780	4,915	—	4,915
Embedded Derivative – Interest-sensitive Life Products	—	(22,427)	(22,427)	—	(46,905)	(46,905)
Embedded Derivative – Annuity Products	397,926	(62,716)	335,210	716,018	(121,349)	594,669
Total Liabilities - Insurance	$414,683	$(87,793)	$326,890	$736,182	$(175,225)	$560,957

Total	$414,683	$(87,793)	$326,890	$736,182	$(175,225)	$560,957

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2023
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$(48)	$(1,460)	$(1,508)	$(93)	$(2,280)	$(2,373)
Closed Block Policy Liabilities	—	(3,166)	(3,166)	—	(9,028)	(9,028)
Embedded Derivative – Interest-sensitive Life Products	—	5,255	5,255	—	2,307	2,307
Embedded Derivative – Annuity Products	223,713	(23,227)	200,486	592,611	(42,643)	549,968
Total Liabilities - Insurance	$223,665	$(22,598)	$201,067	$592,518	$(51,644)	$540,874

Total	$223,665	$(22,598)	$201,067	$592,518	$(51,644)	$540,874

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of June 30, 2024. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value June 30, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$32,816,612

Private Equity	$29,868,786	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.3%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	28.4%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	68.0%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	3.6%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.3x	6.1x - 25.0x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.4x	4.8x - 29.1x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	10.0%	6.2% - 15.0%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.6x	6.0x - 27.6x	Increase

Level III Assets	Fair Value June 30, 2024		Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,947,826		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.1%	10.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	44.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	2.8%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	11.8%	0.0% - 100.0%	(6)
				Weight Ascribed to Milestones	40.6%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	70.6%	60.0% - 85.0%	Increase
				Downside	8.7%	5.0% - 15.0%	Decrease
				Upside	20.7%	10.0% - 35.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	9.1x	3.2x - 24.4x	Increase

Credit	$4,817,048		Yield Analysis	Yield	11.1%	5.2% - 20.1%	Decrease
				Net Leverage	6.1x	1.5x -14.5x	Decrease
				EBITDA Multiple	12.7x	6.5x - 30.0x	Increase

Real Assets	$12,782,172

Energy	$1,582,089		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	44.6%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.4%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.9x	4.9x - 4.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.0x	4.4x- 6.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.2%	12.0% - 12.2%	Decrease
				Average Price Per BOE (8)	$47.62	$45.03 - $52.12	Increase

Infrastructure	$1,576,257		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.5%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	6.2%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	52.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	41.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.9x	10.9x - 10.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	18.3x	10.4x - 21.7x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.2%	5.8% - 9.5%	Decrease
				Enterprise Value/EBITDA Exit Multiple	15.7x	10.0x - 22.0x	Increase

Real Estate	$9,623,826		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	11.9%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	80.7%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	7.4%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.3%	1.8% - 7.6%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.6%	3.1% - 8.9%	Decrease
				Unlevered Discount Rate	7.3%	2.8% - 18.0%	Decrease

Equity Method - Other	$1,506,572		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	53.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	41.4%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	5.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.3x	4.9x - 19.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.0x	4.4x - 16.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	11.0%	7.3% - 17.5%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.0x	9.5x - 15.0x	Increase

Other Investments	$4,519,889	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.2%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	19.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	47.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	32.9%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	8.4x	0.6x - 15.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.9x	4.0x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.6%	5.0% - 41.9%	Decrease
				Enterprise Value/EBITDA Exit Multiple	10.8x	7.3x - 15.0x	Increase

Level III Assets	Fair Value June 30, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE(10)

Corporate Fixed Maturity Securities	$9,595,483	Discounted cash flow	Discount Spread	2.4%	0.2% - 4.5%	Decrease

Structured Securities	$2,702,090	Discounted cash flow	Discount Spread	2.9%	1.4% - 5.2%	Decrease
			Constant Prepayment Rate	12.0%	10.0% - 15.0%	Increase/Decrease
			Constant Default Rate	0.4%	0.0% - 3.0%	Decrease
			Loss Severity	10.3%	0.0% - 95.0%	Decrease

Other Investments	$7,549,543	Discounted cash flow	Vacancy Rate	2.1%	0.0% - 2.5%	Decrease
			Discount Rate	7.6%	6.8% - 8.2%	Decrease
			Terminal Capitalization Rate	5.9%	5.0% - 7.2%	Decrease

Reinsurance Recoverable	$926,695	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.4	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.8%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.6%		Increase
			Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value June 30, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$98,327	Yield Analysis	Yield	9.6%	8.9% - 10.3%	Decrease

INSURANCE(4)

Policy Liabilities	$1,320,498	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.8%	0.6% - 0.9%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.3%	3.3% - 7.6%	Decrease
			Mortality Rate	4.8%	3.5% - 8.8%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.8% / 0.9%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.4%	0.4% - 30.0%	Decrease
			Surrender Rate	3.9%	0.1% - 39.5%	Decrease

Level III Liabilities	Fair Value June 30, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Closed Block Policy Liabilities	$970,844	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.4	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-specific Credit Risk	0.8%	0.6% - 0.9%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.8%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.6%		Increase
			Surrender Rate	2.0%		Increase

Embedded Derivative – Interest-Sensitive Life Products	$495,342	Policy persistency is a significant unobservable input.	Lapse Rate	3.3%		Decrease
			Mortality Rate	0.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.8%		Increase
			Instrument-specific Credit Risk	0.8%	0.6% - 0.9%	Decrease

Embedded Derivative – Annuity Products	$4,478,104	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	3.0%		Decrease
			Surrender Rate:
			Retail FIA	13.7%		Decrease
			Institutional FIA	16.0%		Decrease
			Mortality Rate:
			Retail FIA	2.5%		Decrease
			Institutional FIA	2.0%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	2.9%		Increase
			Institutional FIA	3.5%		Increase
			Instrument-specific Credit Risk	0.8%	0.6% - 0.9%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of June 30, 2024 and December 31, 2023:

		Fair Value Hierarchy
As of June 30, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$46,216,912	$—	$—	$43,624,641	$43,624,641
Policy Loans	1,609,396	—	—	1,616,942	1,616,942
FHLB Common Stock and Other Investments	175,188	—	—	175,188	175,188
Funds Withheld Receivables at Interest	2,507,648	—	2,507,648	—	2,507,648
Cash and Cash Equivalents	7,710,857	7,710,857	—	—	7,710,857
Restricted Cash and Cash Equivalents	360,705	360,705	—	—	360,705
Total Financial Assets	$58,580,706	$8,071,562	$2,507,648	$45,416,771	$55,995,981
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$57,245,938	$—	$49,181,507	$7,048,265	$56,229,772
Funds Withheld Payables at Interest	46,844,310	—	46,844,310	—	46,844,310
Debt Obligations	3,698,209	—	—	3,560,359	3,560,359
Securities Sold Under Agreements to Repurchase	566,169	—	566,169	—	566,169
Total Financial Liabilities	$108,354,626	$—	$96,591,986	$10,608,624	$107,200,610

		Fair Value Hierarchy
As of December 31, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$38,480,525	$—	$—	$35,539,059	$35,539,059
Policy Loans	1,556,030	—	—	1,341,005	1,341,005
FHLB Common Stock and Other Investments	173,148	—	—	173,148	173,148
Funds Withheld Receivables at Interest	2,624,984	—	2,624,984	—	2,624,984
Cash and Cash Equivalents	11,954,675	11,954,675	—	—	11,954,675
Restricted Cash and Cash Equivalents	342,954	342,954	—	—	342,954
Total Financial Assets	$55,132,316	$12,297,629	$2,624,984	$37,053,212	$51,975,825
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$53,821,432	$—	$45,395,423	$6,966,991	$52,362,414
Funds Withheld Payables at Interest	36,786,825	—	36,786,825	—	36,786,825
Debt Obligations	2,587,857	—	—	2,396,587	2,396,587
Securities Sold Under Agreements to Repurchase	1,358,434	—	1,358,434	—	1,358,434
Total Financial Liabilities	$94,554,548	$—	$83,540,682	$9,363,578	$92,904,260

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Credit	$993,967	$976,978
Investments of Consolidated CFEs	24,890,663	24,996,298
Real Assets	57,869	59,721
Equity Method - Other	2,314,065	2,283,588
Other Investments	134,150	153,597
Total Asset Management and Strategic Holdings	$28,390,714	$28,470,182
Insurance
Mortgage and Other Loan Receivables	$603,200	$697,402
Other Investments	519,137	232,877
Reinsurance Recoverable	926,695	926,035
Total Insurance	$2,049,032	$1,856,314

Total Assets	$30,439,746	$30,326,496

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$25,253,120	$25,276,404
Total Asset Management and Strategic Holdings	$25,253,120	$25,276,404
Insurance
Policy Liabilities	$1,271,580	$1,322,555
Total Insurance	$1,271,580	$1,322,555

Total Liabilities	$26,524,700	$26,598,959

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$6,933	$(16,822)	$(9,889)	$(52,593)	$63,266	$10,673
Investments of Consolidated CFEs	(1,715)	(89,021)	(90,736)	(44,865)	251,101	206,236
Real Assets	—	(741)	(741)	51,637	(48,294)	3,343
Equity Method - Other	7,062	(106,160)	(99,098)	14,061	59,443	73,504
Other Investments	(118)	986	868	(75)	(4,239)	(4,314)
Total Asset Management and Strategic Holdings	$12,162	$(211,758)	$(199,596)	$(31,835)	$321,277	$289,442
Insurance
Mortgage and Other Loan Receivables	$—	$12,837	$12,837	$—	$12,540	$12,540
Other Investments	—	(13,322)	(13,322)	—	(8,649)	(8,649)
Total Insurance	$—	$(485)	$(485)	$—	$3,891	$3,891

Total Assets	$12,162	$(212,243)	$(200,081)	$(31,835)	$325,168	$293,333

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(3,356)	$89,187	$85,831	$—	$(258,665)	$(258,665)
Total Asset Management and Strategic Holdings	$(3,356)	$89,187	$85,831	$—	$(258,665)	$(258,665)
Insurance
Policy Liabilities	$—	$16,597	$16,597	$—	$(1,265)	$(1,265)
Total Insurance	$—	$16,597	$16,597	$—	$(1,265)	$(1,265)

Total Liabilities	$(3,356)	$105,784	$102,428	$—	$(259,930)	$(259,930)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(540)	$(1,966)	$(2,506)	$(60,346)	$56,295	$(4,051)
Investments of Consolidated CFEs	3,290	7,952	11,242	(49,882)	568,982	519,100
Real Assets	—	(1,852)	(1,852)	51,637	(56,597)	(4,960)
Equity Method - Other	22,507	(174,403)	(151,896)	47,367	(16,300)	31,067
Other Investments	(118)	863	745	1,561	(1,761)	(200)
Total Asset Management and Strategic Holdings	$25,139	$(169,406)	$(144,267)	$(9,663)	$550,619	$540,956
Insurance
Mortgage and Other Loan Receivables	$—	$8,449	$8,449	$—	$6,196	$6,196
Other Investments	—	(53,001)	(53,001)	—	(55,641)	(55,641)
Total Insurance	$—	$(44,552)	$(44,552)	$—	$(49,445)	$(49,445)

Total Assets	$25,139	$(213,958)	$(188,819)	$(9,663)	$501,174	$491,511

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(3,524)	$10,291	$6,767	$—	$(635,153)	$(635,153)
Total Asset Management and Strategic Holdings	$(3,524)	$10,291	$6,767	$—	$(635,153)	$(635,153)
Insurance
Policy Liabilities	$—	$57,698	$57,698	$—	$(671)	$(671)
Total Insurance	$—	$57,698	$57,698	$—	$(671)	$(671)

Total Liabilities	$(3,524)	$67,989	$64,465	$—	$(635,824)	$(635,824)

11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Deferred Acquisition Costs	$1,376,170	$1,154,697
Value of Business Acquired	1,209,232	1,252,984
Cost-of-reinsurance Intangibles	2,319,281	2,043,143
Total Insurance Intangibles	$4,904,683	$4,450,824
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	131,448	158,733	4,510	32,484	327,175
Amortization Expense	(50,770)	(41,817)	(4,388)	(8,727)	(105,702)
Balance, as of the End of the Period	$454,541	$598,886	$132,201	$190,542	$1,376,170

	Six Months Ended June 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	79,572	88,945	16,396	34,544	219,457
Amortization Expense	(29,119)	(27,531)	(3,270)	(7,036)	(66,956)
Balance, as of the End of the Period	$272,132	$429,227	$129,147	$142,965	$973,471
Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(1,868)	(21,302)	(6,863)	(10,333)	(3,386)	(43,752)
Balance, as of the End of the Period	$43,054	$600,070	$256,079	$234,709	$75,320	$1,209,232

	Six Months Ended June 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization Expense	(1,937)	(20,595)	(6,785)	(12,649)	(3,669)	(45,635)
Balance, as of the End of the Period	$46,825	$642,701	$270,010	$229,129	$82,229	$1,270,894

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(12,567)	(17,252)	(13,909)	(3,100)	(6,755)	(53,583)
Balance, as of the End of the Period	$53,399	$89,286	$407,304	$88,195	$176,165	$814,349

	Six Months Ended June 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization Expense	(16,799)	(19,828)	(17,857)	(4,801)	(8,909)	(68,194)
Balance, as of the End of the Period	$81,543	$125,782	$443,735	$94,975	$189,895	$935,930

Unearned revenue reserves and unearned front-end loads

	Six Months Ended June 30,
	2024	2023
	Preneed
Balance, as of the Beginning of the Period	$178,053	$118,186
Deferral	34,544	36,360
Amortized to Income during the Period	(7,735)	(5,341)
Balance, as of the End of the Period	$204,862	$149,205

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	June 30, 2024	December 31, 2023
Policy Liabilities:
Direct	$79,691,450	$75,715,857
Assumed	98,141,160	84,342,414
Total Policy Liabilities	177,832,610	160,058,271
Ceded(1)	(45,282,565)	(35,773,958)
Net Policy Liabilities	$132,550,045	$124,284,313
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

	As of June 30, 2024			As of December 31, 2023
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$31,937	$—	$31,937	$38,857	$—	$38,857
A+	1,711,803	—	1,711,803	1,801,954	—	1,801,954
A	2,218,665	—	2,218,665	2,212,800	—	2,212,800
A-	4,114,137	3,621,593	492,544	4,430,484	3,814,976	615,508
B++	896	—	896	589	—	589
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	(230)	—	—	(228)	—	—
Not Rated or Private Rating(4)	40,018,704	40,322,241	—	30,859,068	30,210,350	648,718
Total	$48,095,912	$43,943,834	$4,455,845	$39,343,524	$34,025,326	$5,318,426
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $24.2 million and $21.0 million as of June 30, 2024 and December 31, 2023, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $40.0 billion and $30.8 billion as of June 30, 2024 and December 31, 2023, respectively, associated with cessions to co-investment vehicles (the "sponsored reinsurance vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of June 30, 2024 and December 31, 2023, Global Atlantic had $2.6 billion and $2.7 billion of funds withheld receivable at interest, respectively, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Premiums:
Direct	$130,510	$33,255	$165,373	$65,908
Assumed	1,622,987	1,135,174	10,732,365	1,753,904
Ceded	(817,703)	(542,000)	(3,925,422)	(719,759)
Net Premiums	$935,794	$626,429	$6,972,316	$1,100,053

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Policy Fees:
Direct	$229,526	$229,043	$455,848	$456,900
Assumed	264,553	105,673	438,971	210,262
Ceded	(160,179)	(19,334)	(231,972)	(37,978)
Net Policy Fees	$333,900	$315,382	$662,847	$629,184

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Policy Benefits and Claims:
Direct	$951,940	$785,168	$1,796,600	$1,733,287
Assumed	2,481,881	1,583,542	12,381,880	2,600,478
Ceded	(1,234,661)	(632,696)	(4,718,251)	(1,070,697)
Net Policy Benefits and Claims	$2,199,160	$1,736,014	$9,460,229	$3,263,068

Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $46.7 billion and $36.7 billion of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, reinsurers held collateral of $1.2 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of June 30, 2024 and December 31, 2023, these trusts held in excess of the $97.4 billion and $81.8 billion of assets they are required to hold in order to support reserves of $93.4 billion and $79.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $164.4 million and $90.8 million as restricted as of June 30, 2024 and December 31, 2023, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three and six months ended June 30, 2024 and 2023, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$667,926	$844,463	$1,350,140	$1,167,207
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive)	—	17,249	—	34,499
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$667,926	$861,712	$1,350,140	$1,201,706

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	887,394,513	861,553,274	886,200,169	861,332,121
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.75	$0.98	$1.52	$1.36

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	887,394,513	861,553,274	886,200,169	861,332,121
Incremental Common Shares:
Assumed vesting of dilutive equity awards (1)	44,651,873	23,699,808	42,393,608	24,877,562
Assumed conversion of Series C Mandatory Convertible Preferred Stock	—	26,894,799	—	26,858,884
Weighted Average Shares of Common Stock Outstanding - Diluted	932,046,386	912,147,881	928,593,777	913,068,567
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.72	$0.94	$1.45	$1.32
(1)For the three and six months ended June 30, 2024 and 2023, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

Exchangeable Securities
For the three and six months ended June 30, 2024 and 2023, vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted Average Vested Restricted Holdings Units	7,009,382	3,869,444	6,374,499	3,285,537
Market Condition Awards
For the three months ended June 30, 2024 and 2023, 26.4 million and 22.5 million, respectively, and for the six months ended June 30, 2024 and 2023, 29.7 million and 22.5 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2024	December 31, 2023
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$474,740	$271,544
Receivables	173,642	55,602
Due from Broker (2)	70,140	76,075
Deferred Tax Assets, net	42,377	48,580
Interest Receivable	382,608	351,999
Fixed Assets, net (3)	857,716	863,096
Foreign Exchange Contracts and Options (4)	274,943	264,621
Goodwill (5)	499,867	558,279
Intangible Assets (6)	1,425,327	1,624,648
Derivative Assets	9,119	4,792
Prepaid Taxes	224,009	211,966
Prepaid Expenses	49,082	56,828
Operating Lease Right of Use Assets (7)	329,512	358,684
Deferred Financing Costs	19,307	19,213
Other	247,872	209,296
Total Asset Management and Strategic Holdings	$5,080,261	$4,975,223

Insurance
Unsettled Investment Sales(1) and Derivative Collateral Receivables	$23,910	$27,562
Deferred Tax Assets, net	2,752,645	2,273,757
Derivative Assets	31,007	45,694
Accrued Investment Income	1,428,261	1,220,781
Goodwill	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	284,815	258,529
Operating Lease Right of Use Assets(7)	169,145	172,955
Premiums and Other Account Receivables	239,391	188,136
Other	171,654	152,486
Prepaid Taxes	49,400	42,294
Market Risk Benefit Asset	182	17
Total Insurance	$5,651,906	$4,883,707

Total Other Assets	$10,732,167	$9,858,930
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $292.4 million and $257.4 million as of June 30, 2024 and December 31, 2023, respectively. Depreciation and amortization expense of $17.9 million and $16.6 million for the three months ended June 30, 2024 and 2023, respectively, and $35.8 million and $32.4 million, for the six months ended June 30, 2024 and 2023, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of June 30, 2024, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of June 30, 2024, there are approximately $(92.6) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of June 30, 2024, there are approximately $(315.7) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $16.7 million and $17.7 million for the three months ended June 30, 2024 and 2023, respectively, and $33.3 million and $33.4 million for the six months ended June 30, 2024 and 2023, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended June 30, 2024 and 2023, the operating lease cost was $6.3 million and $6.8 million, respectively, and for the six months ended June 30, 2024 and 2023, the operating lease cost was $9.9 million and $13.6 million, respectively.

(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 14 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million for both the three months ended June 30, 2024 and 2023 and $8.8 million for both the six months ended June 30, 2024 and 2023.

Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2024	December 31, 2023
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$3,988,966	$2,664,694
Unsettled Investment Purchases (2)	1,128,579	574,986
Securities Sold Short (3)	134,297	149,136
Derivative Liabilities	70	2,382
Accrued Compensation and Benefits	276,304	210,625
Interest Payable	496,491	492,501
Foreign Exchange Contracts and Options (4)	226,240	441,608
Accounts Payable and Accrued Expenses	434,886	221,851
Taxes Payable	55,524	39,255
Uncertain Tax Positions	25,063	23,579
Unfunded Revolver Commitments	98,327	94,683
Operating Lease Liabilities (5)	333,904	360,852
Deferred Tax Liabilities, net	2,568,268	2,370,118
Other Liabilities	102,099	72,145
Total Asset Management and Strategic Holdings	$9,869,018	$7,718,415

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$648,859	$205,669
Securities Sold Under Agreements to Repurchase	566,169	1,358,434
Accrued Expenses	620,949	607,262
Insurance Operations Balances in Course of Settlement	278,095	250,367
Operating Lease Liabilities(5)	190,359	193,566
Derivative Liabilities	304,162	146,197
Accrued Employee Related Expenses	67,179	370,984
Interest Payable	33,126	15,894
Tax Payable to Former Parent Company	48,386	62,545
Accounts and Commissions Payable	28,978	32,104
Other Tax Related Liabilities	13,990	12,984
Total Insurance	$2,800,252	$3,256,006

Total Accrued Expenses and Other Liabilities	$12,669,270	$10,974,421
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Primarily includes amounts owed to third parties for investment purchases for which cash settlement has not occurred.
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 17 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 10.2 years and 10.3 years as of June 30, 2024 and December 31, 2023, respectively. The weighted average discount rates were 2.9% and 2.9% as of June 30, 2024 and December 31, 2023, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.6 years as of both June 30, 2024 and December 31, 2023. The weighted average discount rates were 4.7% and 4.4% as of June 30, 2024 and December 31, 2023, respectively. The weighted average remaining lease terms for land were 42.8 years and 43.7 years as of June 30, 2024 and December 31, 2023, respectively.

15. VARIABLE INTEREST ENTITIES
Consolidated VIEs
KKR consolidates certain VIEs in which it is determined that KKR is the primary beneficiary. The consolidated VIEs are predominately CLOs and certain investment funds sponsored by KKR. The primary purpose of these VIEs is to provide strategy specific investment opportunities to earn investment gains, current income or both in exchange for management fees and performance income. KKR's investment strategies differ for these VIEs; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR does not provide performance guarantees and has no other financial obligation to provide funding to these consolidated VIEs, beyond amounts previously committed, if any. Furthermore, KKR consolidates certain VIEs that are formed by Global Atlantic to either (i) hold investments, including fixed maturity securities, consumer and other loans, renewable energy, transportation and real estate, or (ii) to conduct certain reinsurance activities with third party commitments.
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2024, KKR's commitments to these unconsolidated investment funds were $3.2 billion. KKR has not provided any financial support other than its obligated amount as of June 30, 2024. Additionally, Global Atlantic also has unfunded commitments of $26.0 million in relation to other investment partnership interests as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	June 30, 2024	December 31, 2023
Investments	$9,241,215	$7,877,904
Due from (to) Affiliates, net	1,313,837	1,097,939
Maximum Exposure to Loss	$10,555,052	$8,975,843

Insurance
Other Investment Partnerships	$795,263	$169,265
Investment in Renewable Energy	44,935	55,485
Maximum Exposure to Loss	$840,198	$224,750

Total Maximum Exposure to Loss	$11,395,250	$9,200,593

16. DEBT OBLIGATIONS
Asset Management and Strategic Holdings Debt Obligations
KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	June 30, 2024				December 31, 2023
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	750,000	—	—	—	750,000	—	—	—
1-5 Years	2,217,633	—	—	—	2,236,492	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	2,967,633	—	—	—	2,986,492	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	745,555	703,140	—	—	—	—
After 5 Years	—	4,250,000	4,166,604	3,429,969	—	5,000,000	4,890,919	4,181,595
Subtotal	—	5,000,000	4,912,159	4,133,109	—	5,000,000	4,890,919	4,181,595
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year	—	31,069	30,986	31,013	—	—	—	—
1-5 Years	—	811,508	807,698	805,121	—	610,552	608,047	606,447
After 5 Years	—	578,494	571,303	546,985	—	363,069	357,986	337,097
Subtotal	—	1,421,071	1,409,987	1,383,119	—	973,621	966,033	943,544
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	696,155	691,604	627,354	—	717,400	712,331	646,248
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	696,155	691,604	627,354	—	717,400	712,331	646,248
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	500,000	486,933	385,200	—	500,000	486,755	377,400
Subtotal	—	500,000	486,933	385,200	—	500,000	486,755	377,400
KFN USD Senior Notes: (2)(3)(4)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	690,000	684,379	613,250	—	690,000	684,032	624,018
Subtotal	—	690,000	684,379	613,250	—	690,000	684,032	624,018
KFN Junior Subordinated Notes:(2)(4)(5)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	258,517	239,465	213,631	—	258,517	238,801	208,902
Subtotal	—	258,517	239,465	213,631	—	258,517	238,801	208,902
Total KKR & KFN Notes	2,967,633	8,565,743	8,424,527	7,355,663	2,986,492	8,139,538	7,978,871	6,981,707

Other Debt Obligations: (1)(8)	7,832,887	37,355,490	36,971,720	36,819,529	6,618,692	37,274,503	36,907,999	36,699,920

Total	10,800,520	45,921,233	45,396,247	44,175,192	9,605,184	45,414,041	44,886,870	43,681,627

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	June 30, 2024	December 31, 2023
KKR USD Senior Notes	4.23%	4.23%
KKR Yen Senior Notes	1.67%	1.46%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	4.63%	4.63%
KFN USD Senior Notes	5.44%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)Interest rates of the notes are floating and the weighted average interest rate is 8.1% and 8.1% and the weighted average years to maturity is 12.3 years and 12.8 years as of June 30, 2024 and December 31, 2023, respectively.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of June 30, 2024 and December 31, 2023, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic
(9)KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN. From time to time, KKR may provide credit support for the funding obligations of its subsidiaries.

Third Amended and Restated Credit Agreement
On July 3, 2024, KKR Group Partnership L.P. and Kohlberg Kravis Roberts & Co. L.P. (collectively, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Corporate Credit Agreement”) by and among the Borrowers, the guarantors from time to time party thereto (together with the Borrowers, the “Loan Parties”), the lending institutions from time to time party thereto and HSBC Bank USA, National Association, as administrative agent (the “Administrative Agent”), which amends and restates in its entirety the Second Amended and Restated Credit Agreement, dated as of August 4, 2021 (as amended by the First Amendment and Lender Joiner Agreement, dated as of September 2, 2022), by and among the Loan Parties, the lending institutions from time to time party thereto and the Administrative Agent.
The Corporate Credit Agreement provides the Borrowers with a senior unsecured multicurrency revolving credit facility (the “Corporate Credit Facility”) in an aggregate principal amount of $2.75 billion, as of July 3, 2024, with the option to request an increase in the facility amount of up to an additional $750 million, for an aggregate principal amount of $3.50 billion, subject to certain conditions. The Corporate Credit Facility is a five-year facility, scheduled to mature on July 3, 2029, with the Borrowers’ option to extend the maturity date, subject to the consent of the applicable lenders, and the Borrowers may prepay, terminate or reduce the commitments under the Corporate Credit Facility at any time without penalty. Borrowings under the Corporate Credit Facility are available for general corporate purposes and available in U.S. dollars and other currencies. Interest on borrowings in U.S. dollars under the Corporate Credit Facility will be based on either term Secured Overnight Financing Rate (SOFR) or alternate base rate, with the applicable margin per annum based on a corporate ratings-based grid. The Borrowers have agreed to pay a facility fee on the total commitments at a rate per annum also based on a corporate ratings-based grid. Borrowings under the Corporate Credit Facility are guaranteed by KKR & Co. Inc. and any entity (other than the Borrowers) that guarantees certain specified senior notes of KKR & Co. Inc.’s financing subsidiaries.
Certain other terms of the Corporate Credit Agreement include: (i) financial covenants that require KKR & Co. Inc. and its subsidiaries to maintain a maximum leverage ratio (excluding the indebtedness of KKR Financial Holdings LLC and The Global Atlantic Financial Group LLC and their respective subsidiaries) of not greater than 4.0x covenant EBITDA and to maintain at least $150 billion in fee paying assets under management; (ii) customary affirmative covenants and certain negative covenants, including a limitation on the ability of the Borrowers and the guarantors to, among other things, pledge the stock of their subsidiaries; and (iii) customary events of default, upon the occurrence of which the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments.
KKR Group Finance Co. XI LLC May 2024 Notes Offering
On May 30, 2024, KKR Group Finance Co. XI LLC, an indirect subsidiary of KKR & Co. Inc., completed the offering of (i) ¥44,600,000,000 aggregate principal amount of its 1.559% Senior Notes due 2029 (the “2029 Notes”), (ii) ¥1,000,000,000 aggregate principal amount of its 1.762% Senior Notes due 2031 (the “2031 Notes”), (iii) ¥26,200,000,000 aggregate principal amount of its 2.083% Senior Notes due 2034 (the “2034 Notes”), (iv) ¥10,000,000,000 aggregate principal amount of its 2.719% Senior Notes due 2044 (the “2044 Notes”) and (v) ¥9,600,000,000 aggregate principal amount of its 3.008% Senior Notes due 2054 (the “2054 Notes” and, together with the 2029 Notes, the 2031 Notes, the 2034 Notes and the 2044 Notes, the “ Yen Notes”). The Yen Notes are guaranteed by the KKR & Co. Inc. and KKR Group Partnership L.P.
Interest on the Yen Notes accrues from May 30, 2024 and is payable semi-annually in arrears on May 30 and November 30 of each year, commencing on November 30, 2024 and ending on the applicable maturity date unless earlier redeemed. The Yen Notes are unsecured and unsubordinated obligations of KKR Group Finance Co. XI LLC. The Yen Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The guarantees are unsecured and unsubordinated obligations of the guarantors.
The Yen Notes were issued pursuant to an indenture dated as of April 26, 2022, among KKR Group Finance Co. XI LLC, KKR Group Co. Inc. (formerly known as KKR & Co. Inc.), KKR Group Partnership and The Bank of New York Mellon Trust Company, N.A., as trustee (as supplemented, the “Indenture”). The Indenture includes covenants, including limitations on KKR Group Finance Co. XI LLC’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The Indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Yen Notes may declare the Yen Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Yen Notes and any accrued and unpaid interest on the Yen Notes automatically become due and payable. If a change of control repurchase event occurs, the Yen Notes are subject to repurchase by KKR Group Finance Co. XI LLC at a repurchase price in cash equal to 101% of the aggregate principal amount of the Yen Notes repurchased plus any accrued and unpaid interest on the Yen Notes repurchased to, but not including, the date of repurchase.
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
As of June 30, 2024, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$7,832,887	$11,745,438	$11,718,600	$11,566,409	6.5%	4.4
Debt Obligations of Consolidated CFEs	—	25,610,052	25,253,120	25,253,120	(2)	9.9
	$7,832,887	$37,355,490	$36,971,720	$36,819,529
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.8 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 6.8%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2024, the fair value of the consolidated CLO assets was $27.6 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Global Atlantic's debt obligations consisted of the following:

	June 30, 2024				December 31, 2023
By remaining maturity at period end date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	1,000,000	—	—	—	800,000	200,000	200,000	200,000
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	800,000	200,000	200,000	200,000
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	2,550,000	2,334,126	2,460,705	—	1,800,000	1,648,467	1,715,155
Subtotal	—	2,550,000	2,334,126	2,460,705	—	1,800,000	1,648,467	1,715,155
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,350,000	1,329,383	1,301,445	—	750,000	739,390	643,575
Subtotal	—	1,350,000	1,329,383	1,301,445	—	750,000	739,390	643,575

Debt Obligations of Consolidated Special Purpose Vehicles(3)	305,300	34,700	34,700	34,700	—	—	—	—
Total	1,305,300	3,934,700	3,698,209	3,796,850	800,000	2,750,000	2,587,857	2,558,730
(1)Carrying value of debt as of June 30, 2024 and December 31, 2023, includes purchase accounting adjustments of $37.6 million and $40.2 million, respectively, net debt issuance costs of $(59.3) million and $(36.5) million, respectively, and cumulative fair value loss on hedged debt obligations of $(214.8) million and $(165.8) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, and $2.6 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated sponsored reinsurance vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	June 30, 2024	December 31, 2023
Senior Notes	5.67%	5.22%
Subordinated Notes	6.14%	4.70%
Senior Notes Due 2054
Global Atlantic (Fin) Company ("GA FinCo") and Global Atlantic Limited (Delaware) (formerly known as Global Atlantic Financial Limited, "GALD") are both Delaware corporations and wholly-owned indirect subsidiaries of TGAFG, the holding company for the Global Atlantic business.
In March 2024, GA FinCo issued $750 million aggregate principal amount of 6.750% senior unsecured notes due 2054 (the “GA 2054 Senior Notes”). The GA 2054 Senior Notes were issued pursuant to an indenture, dated October 7, 2019, among GA FinCo, as issuer, GALD, as guarantor, and U.S. Bank National Association, as trustee, and supplemented by the fifth supplemental indenture thereto, dated March 15, 2024, among GA FinCo, GALD and the trustee. The GA 2054 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by GALD.
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

Global Atlantic Subordinated Notes Due 2054
On June 11 2024, GA FinCo issued $600 million of 7.950% fixed-to-fixed rate subordinated debentures maturing on October 15, 2054 (the “GA 2054 Subordinated Debentures.”) The GA 2054 Subordinated Debentures were issued pursuant to the Subordinated Indenture, dated as of July 6, 2021 among GA FinCo, as issuer, GALD, as guarantor, and U.S. Bank National Association, as trustee, as supplemented by the Second Supplemental Indenture thereto, dated as of June 11, 2024.
The GA 2054 Subordinated Debentures will bear interest (i) from, and including, June 11, 2024 to, but not including, the initial interest reset date of October 15, 2029 at an annual rate of 7.95% and (ii) from and including October 15, 2029, during each interest reset period, at an annual rate equal to the five-year Treasury rate as of the most recent reset interest determination date, plus 3.608%. Interest on the GA 2054 Subordinated Debentures is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2024, and on the maturity date.
GA FinCo has the right on one or more occasions to defer the payment of interest on the GA 2054 Subordinated Debentures for up to five consecutive years. During an optional deferral period, interest will continue to accrue at the interest rate on the GA 2054 Subordinated Debentures, compounded semi-annually as of each interest payment date.
If GA FinCo has exercised its right to defer interest payments on the GA 2054 Subordinated Debentures, GA FinCo and GALD generally may not (1) make payments on or redeem or purchase (A) GA FinCo or GALD common stock, or (B) with respect to GA FinCo, any indebtedness ranking on parity with or junior to the GA 2054 Subordinated Debentures, and with respect to GALD, any indebtedness ranking on parity with or junior to the guarantee or (2) make any guarantee payments with respect to any guarantee by GA FinCo or GALD of any securities or any of their respective subsidiaries if such guarantee ranks equally with or junior to the GA 2054 Subordinated Debentures.
GA FinCo may elect to redeem the GA 2054 Subordinated Debentures either (1) in whole at any time or in part from time to time during the three-month period prior to, and including, October 15, 2029, or the three month period prior to, and including, each subsequent interest reset date, in each case at 100% of the principal amount of the GA 2054 Subordinated Debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date; (2) in whole, but not in part, at any time within 90 days after the occurrence of a tax event at 100% of the principal amount of the GA 2054 Subordinated Debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date; (3) in whole, but not in part, at any time within 90 days after the occurrence of a rating agency event at 102% of the principal amount of the GA 2054 Subordinated Debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date; or (4) in whole, but not in part, at any time within 90 days after the occurrence of a regulatory capital event at 100% of the principal amount of the GA 2054 Subordinated Debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date.
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2024. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of June 30, 2024.

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Policyholders’ Account Balances	$132,487,893	$125,187,354
Liability for Future Policy Benefits	26,186,400	17,823,750
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,303,662	7,129,785
Market Risk Benefit Liability	1,019,763	1,120,968
Other Policy-related Liabilities(1)	10,834,892	8,796,414
Total Policy Liabilities	$177,832,610	$160,058,271
(1)Other policy-related liabilities as of June 30, 2024 and December 31, 2023 primarily consist of embedded derivatives associated with contractholder deposit funds ($5.0 billion and $4.0 billion, respectively), cost-of-reinsurance liabilities ($3.0 billion and $1.8 billion, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), negative VOBA ($814.3 million and $867.9 million, respectively) and outstanding claims ($243.8 million and $235.1 million, respectively).
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the six months ended June 30, 2024 and 2023, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$56,762,736	$30,168,445	$21,969,053	$7,015,998	$9,271,122	$125,187,354
Issuances and Premiums Received	9,926,540	3,662,304	1,414,207	895,933	1,430,405	17,329,389
Benefit Payments, Surrenders, and Withdrawals	(6,145,728)	(2,704,230)	(681,941)	(1,063,523)	(801,409)	(11,396,831)
Interest(2)	1,053,040	346,887	352,641	138,914	165,570	2,057,052
Other Activity(3)	(225,594)	59,542	(575,880)	(1,795)	54,656	(689,071)
Balance as of End of Period	$61,370,994	$31,532,948	$22,478,080	$6,985,527	$10,120,344	$132,487,893
Less: Reinsurance Recoverable	(11,423,532)	(3,153,563)	(7,628,349)	—	(3,743,640)	(25,949,084)
Balance as of End of Period, Net of Reinsurance Recoverable	$49,947,462	$28,379,385	$14,849,731	$6,985,527	$6,376,704	$106,538,809

Average Interest Rate	3.78%	2.48%	3.26%	3.97%	3.33%	3.34%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$115,293,057	$—	$1,152,757	$116,445,814
Cash Surrender Value(5)	$46,935,572	$30,590,374	$14,067,672	$—	$4,543,336	$96,136,954
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
(4)Net amount at risk represents the difference between the face value of the insurance policy and the reserve accumulated under that same policy.
(5)Cash surrender values are reported net of any applicable surrender charges, net of reinsurance.

	Six Months Ended June 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$48,510,703	$29,123,926	$17,397,185	$7,535,489	$9,713,933	$112,281,236
Issuances and Premiums Received	4,806,261	2,714,727	361,289	200,000	219,980	8,302,257
Benefit Payments, Surrenders, and Withdrawals	(4,662,115)	(2,005,875)	(454,520)	(280,367)	(818,454)	(8,221,331)
Interest(2)	714,552	242,348	233,704	108,293	149,183	1,448,080
Other Activity(3)	(132,690)	(20,889)	(226,377)	41,456	129,572	(208,928)
Balance as of End of Period	$49,236,711	$30,054,237	$17,311,281	$7,604,871	$9,394,214	$113,601,314
Less: Reinsurance Recoverable	(6,849,070)	(3,225,203)	(3,499,441)	—	(3,020,941)	(16,594,655)
Balance as of End of Period, Net of Reinsurance Recoverable	$42,387,641	$26,829,034	$13,811,840	$7,604,871	$6,373,273	$97,006,659

Average Interest Rate	2.90%	1.82%	3.14%	2.88%	2.69%	2.59%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$83,314,521	$—	$1,183,790	$84,498,311
Cash Surrender Value(5)	$39,742,358	$27,548,010	$12,894,769	$—	$4,679,664	$84,864,801
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

	As of June 30, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of guaranteed minimum crediting rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,242,952	$37,341	$463,984	$1,594,694	$30,292,487	$35,631,458
1.00% - 1.99%	1,403,418	863,555	882,211	1,898,698	9,497,587	14,545,469
2.00% - 2.99%	823,166	40,749	57,666	269,799	2,387,062	3,578,442
3.00% - 4.00%	11,028,961	1,559,492	443,985	1,208,294	1,469,994	15,710,726
Greater Than 4.00%	11,761,911	1,343,852	130,420	112,225	283,441	13,631,849
Total	$28,260,408	$3,844,989	$1,978,266	$5,083,710	$43,930,571	$83,097,944
Percentage of Total	34%	5%	2%	6%	53%	100%

	As of December 31, 2023
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of guaranteed minimum crediting rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,706,701	$25,839	$660,189	$3,546,450	$25,940,436	$32,879,615
1.00% - 1.99%	1,471,320	1,013,423	999,852	1,968,519	6,603,795	12,056,909
2.00% - 2.99%	896,276	44,850	55,874	109,411	1,310,234	2,416,645
3.00% - 4.00%	12,494,439	1,186,572	414,111	953,560	1,067,325	16,116,007
Greater Than 4.00%	12,095,647	1,385,538	138,112	117,561	298,493	14,035,351
Total	$29,664,383	$3,656,222	$2,268,138	$6,695,501	$35,220,283	$77,504,527
Percentage of Total	38%	5%	3%	9%	45%	100%

Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024			June 30, 2023
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(208,370)	$(208,370)	$—	$(255,401)	$(255,401)

Balance at Original Discount Rate	$—	$(241,058)	$(241,058)	$—	$(303,610)	$(303,610)
Effect of Actual Variances from Expected Experience	—	5,463	5,463	—	3,380	3,380
Adjusted Beginning of Period Balance	—	(235,595)	(235,595)	—	(300,230)	(300,230)
Issuances	—	(1,138,831)	(1,138,831)	—	—	—
Interest	—	(16,470)	(16,470)	—	(2,399)	(2,399)
Net Premiums Collected	—	65,732	65,732	—	16,685	16,685
Flooring Impact	—	—	—	2	—	2
Ending Balance at Original Discount Rate	—	(1,325,164)	(1,325,164)	2	(285,944)	(285,942)
Effect of Changes in Discount Rate Assumptions	—	43,817	43,817	—	47,419	47,419
Balance as of End of Period	$—	$(1,281,347)	$(1,281,347)	$2	$(238,525)	$(238,523)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$17,427,353	$604,767	$18,032,120	$14,021,514	$679,807	$14,701,321

Balance at Original Discount Rate	$20,040,000	$701,655	$20,741,655	$17,180,626	$806,555	$17,987,181
Effect of Actual Variances from Expected Experience	2,262	1,400	3,662	(12,863)	1,818	(11,045)
Adjusted Beginning of Period Balance	20,042,262	703,055	20,745,317	17,167,763	808,373	17,976,136
Issuances	2,077,784	8,752,033	10,829,817	1,610,241	342	1,610,583
Interest	297,183	117,421	414,604	198,070	4,908	202,978
Benefit Payments	(892,493)	(237,279)	(1,129,772)	(793,163)	(47,493)	(840,656)
Ending Balance at Original Discount Rate	21,524,736	9,335,230	30,859,966	18,182,911	766,130	18,949,041
Effect of Changes in Discount Rate Assumptions	(3,173,775)	(218,444)	(3,392,219)	(3,083,441)	(126,217)	(3,209,658)
Balance as of End of Period	18,350,961	9,116,786	27,467,747	15,099,470	639,913	15,739,383
Net Liability for Future Policy Benefits	18,350,961	7,835,439	26,186,400	15,099,472	401,388	15,500,860
Less: Reinsurance Recoverable(3)	(9,481,224)	(6,220,344)	(15,701,568)	(7,749,635)	1,739	(7,747,896)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$8,869,737	$1,615,095	$10,484,832	$7,349,837	$403,127	$7,752,964
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $(358.1) million and $45.7 million for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	Gross Premiums
	Six Months Ended June 30,
	2024	2023
Payout Annuities	$2,253,977	$1,759,137
Other	8,619,184	34,063
Total Products	$10,873,161	$1,793,200
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.66%	4.85%
Weighted-Average Interest Rates, Current Discount Rate	5.45%	5.53%
Weighted-Average Liability Duration (Years, Current Rates)	8.44	9.69

	As of December 31, 2023
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.37%	2.57%
Weighted-Average Interest Rates, Current Discount Rate	4.95%	4.95%
Weighted-Average Liability Duration (Years, Current Rates)	8.58	9.03
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$30,772,255	$16,560,774
Expected Future Benefit Payments, Discounted (Original Discount Rate)	21,524,736	9,335,230
Expected Future Benefit Payments, Discounted (Current Discount Rate)	18,350,961	9,116,786

Expected Future Gross Premiums, Undiscounted	—	1,818,202
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,401,340
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,343,857

	As of December 31, 2023
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$29,164,580	$832,608
Expected Future Benefit Payments, Discounted (Original Discount Rate)	19,899,423	689,760
Expected Future Benefit Payments, Discounted (Current Discount Rate)	17,427,352	604,768

Expected Future Gross Premiums, Undiscounted	—	377,693
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	317,710
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	262,653

Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Balance as of Beginning of Period	$7,251,266	$5,104,810
Effect of Changes in Experience	(23,569)	(28,486)
Adjusted Balance as of Beginning of Period	7,227,697	5,076,324
Issuances	11,579	13,006
Assessments	350,460	218,534
Benefits Paid	(264,671)	(193,836)
Interest	119,401	64,982
Balance as of End of Period	7,444,466	5,179,010
Less: Impact of Unrealized Investment Gains and Losses	140,804	116,633
Less: Reinsurance Recoverable, End of Period	1,500,742	—
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$5,802,920	$5,062,377

The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	Gross Assessments
	Six Months Ended June 30,
	2024	2023
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$349,862	$205,414
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Weighted-Average Interest, Current Discount Rate	3.28%	3.09%
Weighted-Average Liability Duration (Years)	27.17	27.64

Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Six months ended
	June 30, 2024			June 30, 2023
	Fixed-indexed Annuity	Variable- and Other Annuities	Total	Fixed-indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$868,268	$252,683	$1,120,951	$548,536	$120,322	$668,858

Balance as of Beginning of Period, Before Impact of Changes in Instrument-specific Credit Risk	$790,616	$225,593	$1,016,209	$656,880	$150,633	$807,513
Issuances	15,254	(5)	15,249	(67)	(26)	(93)
Interest	21,483	5,197	26,680	19,242	4,515	23,757
Attributed Fees Collected	51,918	44,674	96,592	51,087	42,067	93,154
Benefit Payments	(3,404)	(3,567)	(6,971)	(1,671)	(609)	(2,280)
Effect of Changes in Interest Rates	(106,708)	(56,828)	(163,536)	29,868	8,818	38,686
Effect of Changes in Equity Markets	(12,409)	(48,291)	(60,700)	(17,621)	(53,608)	(71,229)
Effect of Actual Experience Different from Assumptions	8,666	(8,001)	665	(1,824)	(18,835)	(20,659)
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	765,416	158,772	924,188	735,894	132,955	868,849
Effect of Changes in Instrument-specific Credit Risk	72,008	23,385	95,393	(35,095)	(8,560)	(43,655)
Balance as of End of Period	837,424	182,157	1,019,581	700,799	124,395	825,194
Less: Reinsurance Recoverable as of the End of the Period	—	(12,097)	(12,097)	—	(14,194)	(14,194)
Balance as of End of Period, Net of Reinsurance Recoverable	$837,424	$170,060	$1,007,484	$700,799	$110,201	$811,000

Net Amount at Risk	$4,451,112	$1,296,878	$5,747,990	$4,100,714	$1,201,064	$5,301,778
Weighted-average Attained Age of Contract holders (Years)	71	69	71	70	70	70

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed Annuities	$182	$837,606	$(837,424)	$—	$868,268	$(868,268)
Variable- and Other Annuities	—	182,157	(182,157)	17	252,700	(252,683)
Total	$182	$1,019,763	$(1,019,581)	$17	$1,120,968	$(1,120,951)
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

The following table presents the balances of and changes in separate account liabilities:

	June 30, 2024			June 30, 2023
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,565,029	$541,971	$4,107,000	$3,627,769	$503,025	$4,130,794
Premiums and Deposits	12,750	6,487	19,237	16,371	6,977	23,348
Surrenders, Withdrawals and Benefit Payments	(270,322)	(11,203)	(281,525)	(233,703)	(10,018)	(243,721)
Investment Performance	299,722	57,974	357,696	301,383	60,124	361,507
Other	(56,624)	(23,142)	(79,766)	(65,086)	(24,405)	(89,491)
Balance as of End of Period	$3,550,555	$572,087	$4,122,642	$3,646,734	$535,703	$4,182,437

Cash Surrender Value as of End of Period(1)	$3,550,555	$572,087	$4,122,642	$3,646,734	$535,703	$4,182,437
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	June 30, 2024	December 31, 2023
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$2,073,527	$2,131,149
Equity	1,681,781	1,596,467
Fixed Income	147,285	152,398
Money Market	219,438	226,387
Alternative	611	599
Total Assets Supporting Separate Account Liabilities	$4,122,642	$4,107,000

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
For the three months ended June 30, 2024 and 2023, the effective tax rates were 17.9% and 22.4%, respectively, and for the six months ended June 30, 2024 and 2023, the effective tax rates were 18.9% and 25.5%, respectively. The effective tax rate differs from the statutory rate primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered its ability and intent to hold the underlying securities to recovery. Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. As of June 30, 2024, Global Atlantic maintained $89.3 million of valuation allowance associated with the unrealized tax capital losses in the available for sale securities portfolio. The establishment of the valuation allowance was recorded in other comprehensive income. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will be realized. There was no change in the valuation allowance recorded as of June 30, 2024.
During the six months ended June 30, 2024, there were no material changes to KKR's uncertain tax positions and KKR believes there will not be a significant increase or decrease to these uncertain tax positions within 12 months of the reporting date.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax ("CAMT") on the "adjusted financial statement income" of certain large corporations, which became effective on January 1, 2023. In addition, the IRA enacted a 1% excise tax on corporate stock repurchases completed after December 31, 2022. KKR reviewed the impact and concluded there was no impact on income taxes for the six months ended June 30, 2024 and will continue to review and monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.
On December 20, 2021, the OECD released Pillar Two Model Rules, which contemplate a global 15% minimum tax rate. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two, and many countries are passing legislation to comply with Pillar Two. The changes contemplated by Pillar Two, when enacted by various countries in which we do business, may increase our taxes in such countries. Based on the available legislation, KKR concluded there was no material impact on income taxes with respect to Pillar Two for the six months ended June 30, 2024. KKR will continue to evaluate the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance.
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

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards and incentive awards under the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") and the Global Atlantic Senior Management Equity Incentive Plan ("GA Equity Incentive Plan") for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset Management	$149,584	$108,915	$303,929	$235,205
Insurance	35,323	37,741	64,389	94,788
Total	$184,907	$146,656	$368,318	$329,993

KKR Equity Incentive Awards
Under KKR's Equity Incentive Plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the 2019 Equity Incentive Plan became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the 2010 Equity Incentive Plan, and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of June 30, 2024, 49,266,839 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain Global Atlantic employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of June 30, 2024, there was approximately $947 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.7 years.

A summary of the status of unvested Service-Vesting Awards granted from January 1, 2024 through June 30, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	23,228,671	$53.22
Granted	4,590,867	79.00
Vested	(5,468,128)	47.58
Forfeitures	(451,693)	57.73
Balance, June 30, 2024	21,899,717	$59.94
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
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market Condition Awards:

	Weighted Average	Range
Grant Date Fair Value	$30.62	$19.87 - $79.94
Closing KKR share price as of valuation date	$51.74	$37.93 - $98.62
Risk Free Rate	2.21%	0.41% - 4.41%
Volatility	30.04%	28.00% - 38.00%
Dividend Yield	1.27%	0.71% - 1.53%
Expected Cost of Equity	10.74%	9.13% - 11.80%
As of June 30, 2024, there was approximately $651 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.1 years.

A summary of the status of unvested Market Condition Awards granted from January 1, 2024 through June 30, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	36,497,589	$29.59
Granted	2,278,830	58.31
Vested	(171,064)	21.39
Forfeitures	(307,027)	25.02
Balance, June 30, 2024	38,298,328	$31.37
(1)Unvested Market Condition Awards include restricted holdings units granted to Global Atlantic employees.
As of June 30, 2024, 28.2 million units of these Market Condition awards have met their market price based vesting condition.
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
As of June 30, 2024, there was approximately $363 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from July 1, 2024 to December 31, 2026. As of June 30, 2024, 6.0 million units of these Co-CEO awards have met their market price based vesting condition.

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

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2024	December 31, 2023
Amounts due from unconsolidated investment funds	$1,377,708	$1,229,308
Amounts due from portfolio companies	239,039	217,544
Due from Affiliates	$1,616,747	$1,446,852
Due to Affiliates consists of:

	June 30, 2024	December 31, 2023
Amounts due to current and former employees under the tax receivable agreement	$381,076	$406,730
Amounts due to unconsolidated investment funds	63,871	131,369
Due to Affiliates	$444,947	$538,099

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
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions and non-operating items, which consist of : (i) impairments, (ii) transaction costs from acquisitions, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, and (v) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments:
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
The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the first quarter of 2024, are as follows:
•Creating a new business segment, Strategic Holdings - The new segment is currently comprised of KKR’s participation in its core private equity strategy. Our participation in the core private equity strategy has scaled into a business KKR now evaluates separately from its Asset Management segment. Additionally, KKR may also acquire other long-term assets that are not part of the core private equity strategy for this segment. As of the first quarter of 2024, KKR’s participation in its core private equity strategy no longer is reported as part of the Asset Management segment. The Asset Management segment continues to represent KKR's business separate from its insurance operations and continues to reflect how the chief operating decision makers allocate resources and assess performance in the asset management business, which includes operating collaboratively across its business lines, with predominantly a single expense pool. Effective as of the first quarter of 2024, the results of our Strategic Holdings segment includes a management fee and performance fee that is paid to our Asset Management segment for providing advisory services rather than allocating the costs borne by our Asset Management segment to support our Strategic Holdings segment. The historical amounts presented herein do not include any management or performance fees since the governing agreement was not in place prior to the first quarter of 2024.
•Segment Earnings - Segment Earnings is the performance measure for KKR's segment profitability and is used by management in making operational decisions and to assess performance.

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset Management
Management Fees (1)(2)	$847,307	$748,888	$1,662,634	$1,487,044
Transaction and Monitoring Fees, Net	222,858	190,228	374,942	332,407
Fee Related Performance Revenues	37,145	28,352	56,246	50,093
Fee Related Compensation	(193,779)	(217,684)	(366,419)	(420,778)
Other Operating Expenses	(158,134)	(147,475)	(303,265)	(297,879)
Fee Related Earnings	755,397	602,309	1,424,138	1,150,887
Realized Performance Income	482,309	149,334	753,854	324,732
Realized Performance Income Compensation	(359,470)	(97,085)	(553,017)	(211,094)
Realized Investment Income (3)	138,546	118,022	273,299	312,856
Realized Investment Income Compensation	(20,782)	(17,183)	(40,993)	(46,897)
Asset Management Segment Earnings	$996,000	$755,397	$1,857,281	$1,530,484

Insurance
Net Investment Income (1) (3)	$1,538,046	$1,283,794	$3,024,465	$2,555,049
Net Cost of Insurance	(1,070,616)	(811,677)	(2,073,943)	(1,562,289)
General, Administrative and Other	(214,217)	(203,285)	(424,469)	(399,999)
Pre-tax Operating Earnings	253,213	268,832	526,053	592,761
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(98,608)	—	(217,425)
Insurance Operating Earnings	$253,213	$170,224	$526,053	$375,336

Strategic Holdings
Dividends, Net (2)	$40,852	$—	$61,572	$—
Strategic Holdings Operating Earnings	40,852	—	61,572	—
Net Realized Investment Income	—	—	—	—
Strategic Holdings Segment Earnings	$40,852	$—	$61,572	$—

Total Segment Earnings	$1,290,065	$925,621	$2,444,906	$1,905,820

(1) Includes intersegment management fees of $127.1 million and $110.6 million between Asset Management and Insurance segments for the three months ended June 30, 2024 and 2023, respectively, and $239.5 million and $218.9 million for the six months ended June 30, 2024 and 2023, respectively.

(2) Includes intersegment management fees of $8.2 million between the Asset Management and the Strategic Holdings segments for the three months ended June 30, 2024 and $15.7 million for the six months ended June 30, 2024.

(3) Includes intersegment interest expense of $2.1 million and $43.4 million for the three months ended June 30, 2024 and 2023, respectively, and $5.3 million and $88.2 million for the six months ended June 30, 2024 and 2023, respectively.

			As of June 30,
			2024	2023
Segment Assets:
Asset Management			$25,959,516	$25,344,995
Insurance			236,339,708	176,041,236
Strategic Holdings			7,185,608	6,187,476
Total Segment Assets			$269,484,832	$207,573,707

	Three Months Ended June 30,		Six Months Ended June 30,
Non-cash expenses excluded from Segment Earnings	2024	2023	2024	2023
Equity Based Compensation and Other
Asset Management	$149,584	$108,915	$303,929	$235,205
Insurance (1)	35,323	23,898	64,389	60,291
Total Non-cash expenses	$184,907	$132,813	$368,318	$295,496
(1)Amounts include the portion allocable to KKR & Co. Inc.

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Segment Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Total GAAP Revenues	$4,171,910	$3,626,518	$13,828,648	$6,754,000
Impact of Consolidation and Other	308,598	184,775	592,421	394,553
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(738,125)	(696,897)	(2,001,067)	(1,145,915)
Realized Carried Interest - Asset Management	458,559	146,232	708,827	318,921
Realized Investment Income - Asset Management	138,546	118,022	273,299	312,856
Capstone Fees	(21,563)	(24,040)	(40,077)	(43,845)
Expense Reimbursements	(27,168)	(16,840)	(35,261)	(32,384)
Strategic Holdings Adjustments:
Strategic Holdings Segment Management Fees	8,183	—	15,667	—
Insurance Adjustments:
Net Premiums	(935,794)	(626,429)	(6,972,316)	(1,100,053)
Policy Fees	(333,900)	(315,382)	(662,847)	(629,184)
Other Income	(63,889)	(39,858)	(120,274)	(77,016)
(Gains) Losses from Investments(1)	308,517	193,770	567,000	454,277
Non-operating Changes in Policy Liabilities and Derivatives	33,189	(31,253)	52,992	(144,029)
Total Segment Revenues (2)	$3,307,063	$2,518,618	$6,207,012	$5,062,181
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income and (vii) Dividends, Net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (Loss) Before Tax (GAAP)	$1,210,205	$1,451,013	$2,573,256	$1,859,448
Impact of Consolidation and Other	(148,924)	(251,248)	(338,520)	(152,111)
Interest Expense, Net	77,101	95,357	149,908	177,597
Asset Management Adjustments:
Unrealized (Gains) Losses	(76,175)	(235,521)	(475,253)	(115,587)
Unrealized Carried Interest	(190,143)	(435,495)	(1,136,959)	(638,154)
Unrealized Carried Interest Compensation	153,003	195,361	910,455	279,191
Transaction-related and Non-operating Items	1,308	7,192	62,983	13,999
Equity-based compensation	66,535	45,261	140,312	104,278
Equity-based compensation - Performance based	83,050	63,654	163,618	130,927
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(344,709)	(222,790)	(417,966)	(243,397)
Insurance Adjustments:(1)
(Gains) Losses from Investments(1)(2)	312,614	125,483	559,531	256,597
Non-operating Changes in Policy Liabilities and Derivatives(1)	106,465	57,463	180,328	163,954
Transaction-related and Non-operating Items(1)	—	3,199	—	3,199
Equity-based and Other Compensation(1)	35,323	23,898	64,389	60,291
Amortization of Acquired Intangibles(1)	4,412	2,794	8,824	5,588
Total Segment Earnings	$1,290,065	$925,621	$2,444,906	$1,905,820
(1)Amounts represent the portion allocable to KKR & Co. Inc.
(2)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	June 30, 2024	June 30, 2023
Total GAAP Assets	$348,469,179	$287,694,799
Impact of Consolidation and Reclassifications	(74,995,381)	(77,968,654)
Carry Pool Reclassifications	(3,988,966)	(2,152,438)
Total Segment Assets	$269,484,832	$207,573,707
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
Share Repurchase Program
The repurchase program does not have an expiration date. Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our Equity Incentive Plans representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of July 26, 2024, there was approximately $101 million remaining under the program. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock repurchased	—	5,086,354	—	5,086,354
Equity awards for common stock retired	923,863	604,281	923,863	604,281

Change in KKR & Co. Inc.'s Ownership Interest
Vesting of restricted holdings units results in a change in ownership in KKR Group Partnership, while KKR retains a controlling interest, and is accounted for as an equity transaction between the controlling and noncontrolling interests.
Noncontrolling Interests
Noncontrolling interests in consolidated entities represent the non-redeemable ownership interests in KKR that are held primarily by:
(i)third party fund investors in KKR's consolidated funds and certain other entities;
(ii)third parties in KKR's Capital Markets business line;
(iii)certain current and former employees who hold exchangeable securities; and
(iv)certain third-party investors in Global Atlantic's consolidated renewable energy entities and certain other entities.
The following table presents total noncontrolling interests:

	Three Months Ended June 30,
	2024	2023
Balance at the beginning of the period	$34,568,564	$37,316,569
Net Income (Loss) Attributable to Noncontrolling Interests	295,644	266,086
Other Comprehensive Income (Loss), net of tax	(3,358)	(77,150)
Equity-Based Compensation (Non Cash Contribution)	108,152	71,080
Change in KKR & Co. Inc.'s Ownership Interest	(123,282)	(113,121)
Capital Contributions	1,958,078	4,935,615
Capital Distributions	(2,306,395)	(1,897,563)
Changes in Consolidation	1,067,974	(72,062)
Balance at the end of the period	$35,565,377	$40,429,454

	Six Months Ended June 30,
	2024	2023
Beginning of Period (as previously reported for the prior period)	$34,904,791	$35,778,000
Adoption of New Accounting Standard	—	632,858
Balance at the beginning of the period (as revised for the prior period)	34,904,791	36,410,858
Net Income (Loss) Attributable to Noncontrolling Interests	674,602	193,083
Other Comprehensive Income (Loss), net of tax	(4,838)	290,038
Compensation Modification - Issuance of Holdings III Units (See Note 19)	53,623	—
Equity-Based Compensation (Non Cash Contribution)	212,059	147,676
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	40,789	—
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	2,169,300	—
Change in KKR & Co. Inc.'s Ownership Interest	(288,512)	(113,121)
Capital Contributions	3,396,280	7,404,393
Capital Distributions	(4,038,461)	(3,737,866)
Changes in Consolidation	1,067,974	(165,607)
Balance at the end of the period	$35,565,377	$40,429,454

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
(ii) Global Atlantic has redeemable noncontrolling interests related to renewable energy entities of approximately $46.1 million and $47.8 million as of June 30, 2024 and December 31, 2023, respectively, as determined by the hypothetical liquidation at book value ("HLBV") method. The estimated redemption value of redeemable noncontrolling interests is calculated as the discounted cash flows subsequent to the expected flip date of the respective renewable energy entity. The flip date represents the date at which the allocation of income and cash flows among the investors in the entity is adjusted, pursuant to the redeemable noncontrolling interest investors having achieved an agreed-upon return. The flip date of renewable energy partnerships determines when the redeemable noncontrolling interests are eligible to be redeemed. Eligible redemption dates range from January 1, 2028 to June 30, 2028. For the redeemable noncontrolling interests outstanding as of both June 30, 2024 and December 31, 2023, the estimated redemption value that would be due at the respective redemption dates is $3.2 million.
The following table presents the calculation of Redeemable Noncontrolling Interests:

	Three Months Ended June 30,
	2024	2023
Balance at the beginning of the period	$922,093	$144,126
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	29,666	(1,740)
Capital Contributions	341,868	69,997
Capital Distributions	(2,140)	(1,149)
Changes in Consolidation	—	(27,821)
Balance at the end of the period	$1,291,487	$183,413

	Six Months Ended June 30,
	2024	2023
Balance at the beginning of the period	$615,427	$152,065
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,344	(9,043)
Capital Contributions	624,121	69,997
Capital Distributions	(10,405)	(1,785)
Changes in Consolidation	—	(27,821)
Balance at the end of the period	$1,291,487	$183,413

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of June 30, 2024, KKR had unfunded commitments consisting of $8.7 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $70.2 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of June 30, 2024, these commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of June 30, 2024 have been reduced to reflect the amount to be funded by such third parties. As of June 30, 2024, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.6 billion as of June 30, 2024. These commitments include those related to mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $22.2 million for current expected credit losses as of June 30, 2024.
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
As of June 30, 2024, approximately $564 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2024 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $228 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of June 30, 2024, Associates Holdings had access to cash reserves sufficient to reimburse the full $228 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $4.0 billion, and KKR would be entitled to seek reimbursement of approximately $1.7 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.

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

In addition, KKR has agreed to tender to one of its consolidated investment vehicles up to a fixed number of shares that KKR owns in it if the net asset value of such shares is less than an agreed upon value on June 1, 2027.
KKR may also become liable for certain fees payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets.
Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of June 30, 2024, the present value of the remaining amount to be paid is $48.4 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.

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
On April 8, 2024, after receiving permission from the Kentucky trial court in the 2020 AG Action, the Kentucky AG amended its complaint in the 2020 AG Action to add a claim for breach of contract. The Kentucky AG also filed an action (the "2024 AG Action") substantially identical to the 2020 AG Action, including the new claim for breach of contract. On April 23, 2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants moved to strike the Kentucky AG's amended complaint in the 2020 AG Action, to stay consideration of the breach of contract claim and the 2024 AG Action until after the trial court's ruling on the motions to dismiss the 2020 AG Action, and to deny a motion by the Kentucky AG to consolidate the 2020 AG Action and the 2024 AG Action. These motions were denied, and the trial court consolidated the 2020 AG Action with the 2024 AG Action. On June 17, 2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants filed new motions to dismiss the consolidated 2020 AG Action and 2024 AG Action.
In January 2021, some of the attorneys for the plaintiffs in the 2017 Action filed a new lawsuit on behalf of a new set of plaintiffs, who claim to be “Tier 3” members of Kentucky Retirement Systems (the “Tier 3 Plaintiffs”), alleging substantially the same allegations as in the 2017 Action. On July 9, 2021, the Tier 3 Plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the 2020 AG Action. On August 20, 2021, the Tier 3 Plaintiffs and other individual plaintiffs filed a second complaint in Kentucky state court (the “Second Tier 3 Action”), purportedly on behalf of Kentucky Retirement Systems’ funds, alleging the same claims against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. On May 1, 2024, the trial court denied motions to dismiss the Second Tier 3 Action filed by KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 3, 2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants filed a writ of prohibition asking the Kentucky Court of Appeals to order the trial court to dismiss the Second Tier 3 Action. The Second Tier 3 Action is stayed pending the outcome of this petition.
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
Shareholder Derivative Litigation
On July 30, 2024, a shareholder derivative complaint was filed in Delaware Chancery Court and was subsequently amended on August 7, 2024. The amended complaint claims, among other matters, that the Co-Founders and various current and former executive officers and directors of KKR & Co. Inc. breached fiduciary duties and wasted corporate assets in connection with transactions contemplated by the Reorganization Agreement pursuant to which, among other things, the Co-Founders, certain current and former executive officers, and other senior executives of KKR received common stock from KKR. The suit seeks to recover on behalf of KKR & Co. Inc. a cancellation of shares issued in the reorganization, monetary damages, injunctive relief, restitution, and other remedies. KKR & Co. Inc. intends to move to dismiss the amended complaint.
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

KKR is currently subject to investigations by the Antitrust Division of the DOJ related to antitrust matters, including civil investigative demands and a grand jury subpoena seeking information with respect to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart-Scott-Rodino Act of 1976 for certain transactions in 2021 and 2022. KKR is continuing to cooperate with the DOJ in connection with these investigations and is currently engaged in discussions with the DOJ about a potential resolution of these investigations, but there can be no assurance that these discussions will result in a resolution. Any resolution, as well as any adverse outcome from proceedings that may be initiated by the DOJ in the absence of a resolution, could result in a range of adverse financial and non-financial consequences to KKR. In addition, KKR is currently subject to other investigations by the Antitrust Division of the DOJ related to antitrust matters, including restrictions on interlocking directorates under Section 8 of the Clayton Act. KKR is currently cooperating with the DOJ in connection with these other investigations. KKR is also currently subject to investigations by the SEC related to business-related electronic communications, including with respect to the preservation of text messages and similar communications on electronic messaging applications under the Investment Advisers Act of 1940. KKR is continuing to cooperate with the SEC in connection with this investigation and is currently engaged in discussions with the SEC about a potential resolution of this investigation, but there can be no assurance that these discussions will result in a resolution.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $5.1 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively, and $10.2 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both June 30, 2024 and December 31, 2023, the total capacity of the financing arrangements with third parties was $2.3 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both June 30, 2024 and December 31, 2023.

25. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.175 per share of common stock of KKR & Co. Inc. has been declared and was announced on July 31, 2024. This dividend will be paid on August 27, 2024 to common stockholders of record as of the close of business on August 12, 2024.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 750 private equity investments in portfolio companies with a total transaction value in excess of $725 billion as of June 30, 2024. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source and has also enabled the firm to establish a new reporting segment called Strategic Holdings, which is currently comprised of the firm’s participation in our core private equity strategy.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021 and the remaining equity interests in Global Atlantic that KKR did not already own on January 2, 2024. Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2024, Global Atlantic served over three million policyholders.

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
Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2024, our Private Equity business line had $185.3 billion of AUM, consisting of $131.0 billion in traditional private equity, $36.1 billion in core private equity and $18.2 billion in growth equity, which includes $4.6 billion of impact investments.
The table below presents information as of June 30, 2024, relating to our current private equity and other vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2024.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$8,200	$10,199	$12	$9,947	$12,276	$274
Americas Fund XII	5/2017	5/2021	13,500	1,614	12,493	11,270	9,234	17,736	1,466
North America Fund XI	11/2012	1/2017	8,718	48	10,165	23,097	2,526	3,283	193
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,097	4,097	—	—	—	—	—
European Fund VI	6/2022	6/2028	7,437	5,774	1,663	—	1,663	1,028	—
European Fund V	7/2019	2/2022	6,365	729	5,751	1,320	5,486	7,247	388
European Fund IV	2/2015	3/2019	3,512	20	3,643	5,726	1,621	2,608	191
European Fund III (5)	3/2008	3/2014	5,506	146	5,360	10,625	151	20	(53)
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	8,321	7,129	715	6,893	10,107	528
Asian Fund III	8/2017	7/2020	9,000	1,328	8,192	6,658	6,602	13,298	1,265
Asian Fund II	10/2013	3/2017	5,825	—	7,494	6,694	2,697	1,971	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	2,321	419	—	419	490	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	88	2,197	548	1,952	3,221	242
Next Generation Technology Growth Fund	3/2016	12/2019	659	4	670	1,235	258	871	70
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,498	1,291	—	1,291	1,414	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	111	1,350	283	1,108	1,853	100
Global Impact Fund II	6/2022	6/2028	2,704	1,885	819	—	819	744	—
Global Impact Fund	2/2019	3/2022	1,242	211	1,207	483	1,028	1,732	136
Co-Investment Vehicles and Other	Various	Various	22,741	3,279	20,038	10,486	14,400	17,461	1,302
Core Investors II	8/2022	8/2027	11,814	8,963	2,851	—	2,851	3,241	19
Core Investors I	2/2018	8/2022	8,500	23	9,369	1,106	8,469	16,312	39
Other Core Vehicles	Various	Various	5,133	1,248	3,955	1,444	3,491	6,272	80
Unallocated Commitments (6)	N/A	N/A	3,969	3,969	—	—	—	—	—

Total Private Equity			$197,181	$54,877	$149,289	$150,515	$82,906	$123,185	$5,894
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2024.
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

Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of June 30, 2024, our Real Assets business line had $151.5 billion of AUM, consisting of $75.2 billion in real estate (of which $39.8 billion is real estate credit and $35.4 billion is real estate equity), $72.7 billion in infrastructure, and $3.6 billion in energy.
The table below presents information as of June 30, 2024, relating to our current real asset and other vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$8,290	$8,290	$—	$—	$—	$—	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,592	6,896	10,068	371	9,856	11,957	353
Global Infrastructure Investors III	7/2018	6/2021	7,166	984	6,528	2,443	5,246	7,752	379
Global Infrastructure Investors II	12/2014	6/2018	3,040	130	3,166	5,386	711	1,143	40
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	5,032	1,322	7	1,291	1,523	24
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	615	3,462	951	2,875	3,411	140
Diversified Core Infrastructure Fund	12/2020	(5)	10,243	1,315	8,947	744	8,869	9,511	—
Real Estate Partners Americas III	1/2021	1/2025	4,253	1,540	2,915	308	2,709	2,723	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	240	1,965	2,698	449	437	12
Real Estate Partners Americas	5/2013	5/2017	1,229	135	1,024	1,438	16	10	(3)
Real Estate Partners Europe II	3/2020	12/2023	2,061	418	1,848	431	1,539	1,518	—
Real Estate Partners Europe	8/2015	12/2019	707	97	689	775	201	199	(9)
Asia Real Estate Partners	7/2019	7/2023	1,682	399	1,314	203	1,208	1,335	—
Property Partners Americas	12/2019	(5)	2,571	48	2,523	159	2,523	2,215	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	281	976	933	19
Real Estate Credit Opportunity Partners I	2/2017	4/2019	1,130	122	1,008	544	1,008	996	3
Energy Related Vehicles	Various	Various	4,385	62	4,191	1,945	1,186	1,745	48
Co-Investment Vehicles and Other	Various	Various	13,365	6,112	7,282	1,749	6,871	6,831	30

Total Real Assets			$90,765	$32,435	$60,278	$22,661	$47,534	$54,239	$1,036
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.

Private Equity and Real Asset Performance
The table below presents information as of June 30, 2024, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2024, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360	10,625	20	10,645	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,152	8	1,160	3.6%	(0.1)%	1.1
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,165	23,097	3,283	26,380	23.7%	19.1%	2.6
Asian Fund II (2013)	5,825	7,494	6,694	1,971	8,665	4.2%	2.6%	1.2
Real Estate Partners Americas (2013)	1,229	1,024	1,438	10	1,448	15.8%	11.0%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.1)%	(8.8)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,166	5,386	1,143	6,529	19.5%	16.9%	2.1
European Fund IV (2015)	3,512	3,643	5,726	2,608	8,334	23.0%	17.8%	2.3
Real Estate Partners Europe (2015)	707	689	775	199	974	11.9%	8.8%	1.4
Next Generation Technology Growth Fund (2016)	659	670	1,235	871	2,106	30.0%	25.5%	3.1
Health Care Strategic Growth Fund (2016)	1,331	1,350	283	1,853	2,136	16.2%	10.8%	1.6
Americas Fund XII (2017)	13,500	12,493	11,270	17,736	29,006	24.3%	20.0%	2.3
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	544	996	1,540	9.0%	7.6%	1.5
Core Investment Vehicles (2017)	25,447	16,175	2,550	25,825	28,375	17.2%	16.0%	1.8
Asian Fund III (2017)	9,000	8,192	6,658	13,298	19,956	29.1%	23.1%	2.4
Real Estate Partners Americas II (2017)	1,921	1,965	2,698	437	3,135	25.1%	20.5%	1.6
Global Infrastructure Investors III (2018)	7,166	6,528	2,443	7,752	10,195	15.7%	12.4%	1.6
Global Impact Fund (2019)	1,242	1,207	483	1,732	2,215	24.6%	18.6%	1.8
European Fund V (2019)	6,365	5,751	1,320	7,247	8,567	14.8%	11.4%	1.5
Energy Income and Growth Fund II (2018)	994	1,194	355	1,583	1,938	17.2%	15.3%	1.6
Asia Real Estate Partners (2019)	1,682	1,314	203	1,335	1,538	9.7%	5.2%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,197	548	3,221	3,769	22.4%	17.7%	1.7
Real Estate Credit Opportunity Partners II (2019)	950	976	281	933	1,214	10.3%	7.8%	1.2
Asia Pacific Infrastructure Investors (2020)	3,792	3,462	951	3,411	4,362	13.9%	9.7%	1.3
Asian Fund IV (2020)	14,735	7,129	715	10,107	10,822	23.1%	16.0%	1.5
Real Estate Partners Europe II (2020)	2,061	1,848	431	1,518	1,949	3.1%	0.2%	1.1
Real Estate Partners Americas III (2021)	4,253	2,915	308	2,723	3,031	2.0%	(0.4)%	1.0
Health Care Strategic Growth Fund II (2021)	3,789	1,291	—	1,414	1,414	9.6%	(3.9)%	1.1
North America Fund XIII (2021)	18,400	10,199	12	12,276	12,288	14.2%	9.0%	1.2
Global Infrastructure Investors IV (2022) (3)	16,592	10,068	371	11,957	12,328	13.6%	9.7%	1.2
European Fund VI (2022) (3)	7,437	1,663	—	1,028	1,028	—	—	—
Global Impact Fund II (2022) (3)	2,704	819	—	744	744	—	—	—
Asia Pacific Infrastructure Investors II (2022) (3)	6,348	1,322	7	1,523	1,530	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,740	419	—	490	490	—	—	—
Ascendant Fund (2022) (3)	4,097	—	—	—	—	—	—	—
Global Infrastructure Investors V (2024) (3)	8,290	—	—	—	—	—	—	—
Subtotal - Included Funds	238,433	174,547	169,947	141,252	311,199	16.1%	12.3%	1.8

All Funds	$254,908	$191,022	$220,216	$141,252	$361,468	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on June 30, 2024.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2024. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of June 30, 2024, our Credit and Liquid Strategies business line had $264.5 billion of AUM, comprised of $127.4 billion of assets managed in our leveraged credit strategies, $100.3 billion of assets managed in our private credit strategy, $8.9 billion of assets managed in our strategic investments group (“SIG”) strategy, and $27.9 billion of assets managed through our hedge fund platform. We manage $139.3 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $15.2 billion in assets under management, which is reflected in the AUM of our leveraged credit and private credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
The table below presents information as of June 30, 2024, relating to our current credit and other vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,344	$1,394	$950	$20	$950	$1,056	$13
Dislocation Opportunities Fund	8/2019	11/2021	2,967	432	2,535	1,565	1,469	1,647	72
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,440	939	1,073	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	337	177	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	119	(20)
Asset-Based Finance Partners	10/2020	7/2025	2,059	893	1,166	125	1,166	1,294	36
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	354	1,891	902	1,240	1,202	—
Lending Partners IV	3/2022	9/2026	1,150	518	632	67	633	677	7
Lending Partners III	4/2017	11/2021	1,498	540	958	870	701	681	44
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,198	151	88	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	12	—
Lending Partners Europe II	5/2019	9/2023	837	210	627	381	450	471	7
Lending Partners Europe	3/2015	3/2019	848	184	662	470	184	184	—
Asia Credit	1/2021	5/2025	1,084	506	578	35	578	671	17
Other Alternative Credit Vehicles	Various	Various	16,940	8,955	8,047	6,421	4,128	4,694	17

Total Credit and Liquid Strategies			$40,590	$14,501	$26,149	$18,017	$13,133	$14,046	$193
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to be paid.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on June 30, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.08%	6.38%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.68%
Opportunistic Credit (3)	May 2008	10.63%	9.06%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.87%
Bank Loans	Apr 2011	5.76%	5.19%	S&P/LSTA Loan Index (4)	4.71%
High-Yield	Apr 2011	6.02%	5.44%	BoAML HY Master II Index (5)	5.33%
European Leveraged Loans (6)	Sep 2009	4.85%	4.33%	CS Inst West European Leveraged Loan Index (7)	3.88%
European Credit Opportunities (6)	Sept 2007	6.89%	5.69%	S&P European Leveraged Loans (All Loans) (8)	4.40%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to June 30, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,344	$950	$20	$1,056	$1,076	22.7%	16.1%	1.1
Dislocation Opportunities Fund	Aug 2019	2,967	2,535	1,565	1,647	3,212	11.4%	9.1%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,440	1,073	3,513	1.9%	0.1%	1.1
Special Situations Fund	Jan 2013	2,274	2,273	1,899	177	2,076	(1.9)%	(3.7)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	119	1,285	8.5%	5.3%	1.3
Asset-Based Finance Partners	Oct 2020	2,059	1,166	125	1,294	1,419	15.5%	11.3%	1.2
Private Credit Opportunities Partners II	Dec 2015	2,245	1,891	902	1,202	2,104	2.9%	1.2%	1.1
Lending Partners IV	Mar 2022	1,150	632	67	677	744	23.8%	19.1%	1.2
Lending Partners III	Apr 2017	1,498	958	870	681	1,551	15.0%	12.2%	1.6
Lending Partners II	Jun 2014	1,336	1,179	1,198	88	1,286	3.1%	1.6%	1.1
Lending Partners	Dec 2011	460	420	458	12	470	3.5%	2.6%	1.1
Lending Partners Europe II	May 2019	837	627	381	471	852	17.1%	13.4%	1.4
Lending Partners Europe	Mar 2015	848	662	470	184	654	(0.2)%	(2.2)%	1.0
Asia Credit	Jan 2021	1,084	578	35	671	706	15.8%	11.5%	1.2
Other Alternative Credit Vehicles	Various	16,940	8,047	6,421	4,694	11,115	N/A	N/A	N/A
All Funds		$40,590	$26,149	$18,017	$14,046	$32,063
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

The table below presents information as of June 30, 2024, based on the investment funds or other vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$100,247	$96,849	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	27,340	27,340	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	127,587	124,189

Alternative Credit: (4)
Private Credit (1)	85,057	70,702	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	8,757	4,489	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	93,814	75,191

Hedge Funds (6)	27,930	27,930	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	15,196	15,196	0.60% - 0.75%	8.75% - 10.00%	7.00%	Indefinite
Total	$264,527	$242,506
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
The capital markets business has a global footprint, with local presence and licenses to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific and the Middle East. Our flagship capital markets subsidiaries include KKR Capital Markets LLC, which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority ("FINRA"), KKR Capital Markets Asia Limited, a Hong Kong licensed asset manager and broker dealer licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities, advising on securities and asset management regulated activities, and KKR Capital Markets Asia Limited II, which is a Hong Kong licensed broker dealer licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in, and advising on, securities.
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

Prior to the creation of the Strategic Holdings segment, effective January 2, 2024, the periodic financial operating results of the firm's participation in the core private equity strategy were reported as part of this Principal Activities business line within the Asset Management segment. Starting with the first quarter of 2024 , those financial operating results are not reflected in the Asset Management segment. See "Strategic Holdings" for further information regarding our participation in the core private equity strategy.
The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2024, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 20%
Traditional Private Equity 25%
Infrastructure 6%
Energy 6%
Leveraged Credit 13%
Alternative Credit 8%
Growth Equity 10%
Real Estate 12%

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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products primarily through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of June 30, 2024, Global Atlantic served over three million policyholders.
Global Atlantic also sponsors co-investment vehicles (the "sponsored reinsurance vehicles") to participate alongside Global Atlantic in certain block, flow, PRT and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment period. The sponsored reinsurance vehicles provide third-party capital to support reinsurance transactions and generally do not get consolidated into our financial statements. As of June 30, 2024, third parties have committed capital to the sponsored reinsurance vehicles of approximately $3.5 billion, of which $2.7 billion has been deployed.

The following table represents Global Atlantic’s new business volumes by business and product for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
($ in millions)
Individual Channel:
Fixed-rate Annuities	$2,150	$468	$5,135	$2,614
Fixed-indexed Annuities	1,756	727	3,020	1,792
Variable Annuities	5	7	10	11
Total Retirement Products(1)	$3,911	$1,202	$8,165	$4,417

Life Insurance Products	$—	$3	$—	$7

Preneed Life	63	80	132	155

Institutional Channel:
Block	1,719	—	11,881	79
Flow & Pension Risk Transfer	4,544	2,438	7,448	4,868
Funding Agreements(2)	—	—	700	—
Total Institutional Channel(3)(4)	$6,263	$2,438	$20,029	$4,947
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

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of June 30, 2024, separated by reserves originated through its individual and institutional markets.

	Reserves as of June 30, 2024
	Individual Market	Institutional Market(4)	Total	Ceded	Total, net	Percentage of Total
	($ in thousands, except percentages, if applicable)
Fixed-rate Annuities(1)	$27,532,462	$33,980,938	$61,513,400	$(10,455,416)	$51,057,984	33.8%
Fixed-indexed Annuities(1)	26,238,373	10,699,570	36,937,943	(4,314,052)	32,623,891	20.3%
Payout Annuities(1)	514,074	21,716,214	22,230,288	(11,637,291)	10,592,997	12.2%
Variable Annuities	2,408,932	5,663,693	8,072,625	(2,287,735)	5,784,890	4.4%
Interest Sensitive Life(1)	13,700,549	19,103,807	32,804,356	(9,111,709)	23,692,647	18.0%
Other Life Insurance(2)	3,531,423	4,172,334	7,703,757	(2,911,272)	4,792,485	4.2%
Funding Agreements(3)	2,051,736	4,933,793	6,985,529	—	6,985,529	3.8%
Closed Block and Other Corporate Products	—	1,017,836	1,017,836	(963,547)	54,289	0.6%
Other(5)	—	4,689,518	4,689,518	(3,605,699)	1,083,819	2.7%
Total Reserves	$75,977,549	$105,977,703	$181,955,252	$(45,286,721)	$136,668,531	100.0%

Total General Account	$73,833,038	$103,999,572	$177,832,610	$(45,286,721)	$132,545,889	97.7%
Total Separate Account	2,144,511	1,978,131	4,122,642	—	4,122,642	2.3%
Total Reserves	$75,977,549	$105,977,703	$181,955,252	$(45,286,721)	$136,668,531	100.0%
(1)As of June 30, 2024, 80% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 43% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB borrowings and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of June 30, 2024, reserves sourced through block, flow and PRT transactions were $65.9 billion, $26.3 billion and $5.8 billion, respectively.
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
As of June 30, 2024, our Strategic Holdings segment consisted of our ownership stakes in 19 companies. Based on certain information made available to management as of June 30, 2024, approximately 65% of these companies are based in the Americas, 30% in Europe, and 5% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 32% in Business Services, 29% in Consumer, 13% in Infrastructure, 13% in technology-media-telecommunications (TMT), and 13% in Healthcare.
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
During the second quarter of 2024, the United States experienced accelerating economic growth amid easing inflation. In Europe, GDP growth in the Eurozone was positive in the second quarter of 2024. Meanwhile, Eurozone inflation remained slightly above the European Central Bank’s 2% inflation target. In Asia, the two largest economies continued to experience divergent economic conditions during the second quarter of 2024. Japan’s economy is expected to have experienced positive growth in the second quarter of 2024 in conjunction with inflation exceeding the Bank of Japan’s inflation targets. Against this backdrop, the Bank of Japan did not raise its short-term base interest rate further, having raised it out of negative territory in the first quarter of 2024. In China, the economy grew in the second quarter of 2024, albeit at a slower pace than in the first quarter of 2024. Chinese growth remains subject to various headwinds, including stresses in the property sector, retail sales, and industrial output.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real gross domestic product (“GDP”) expanded by 2.8% for the quarter ended June 30, 2024, compared to an expansion of 1.4% for the quarter ended March 31, 2024. Euro Area real GDP increased by 0.3% for the quarter ended June 30, 2024, unchanged from 0.3% growth for the quarter ended March 31, 2024. In Japan, real GDP is estimated to have increased by 2.4 % for the quarter ended June 30, 2024, up from 2.9% contraction for the quarter ended March 31, 2024. Real GDP in China increased by 0.7% for the quarter ended June 30, 2024, compared to growth of 1.5% reported for the quarter ended March 31, 2024.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 5.33% as of June 30, 2024, unchanged from March 31, 2024. The short-term benchmark interest rate set by the European Central Bank was 4.25% as of June 30, 2024, down from 4.5% as of March 31, 2024. The short-term benchmark interest rate set by the Bank of Japan was 0.1% as of June 30, 2024, unchanged from March 31, 2024. The short-term benchmark interest rate set by The People's Bank of China was 3.45% as of June 30, 2024, unchanged from March 31, 2024.
•Inflation. The U.S. core consumer price index rose 3.3% on a year-over-year basis as of June 30, 2024, down from 3.8% on a year-over-year basis as of March 31, 2024. Euro Area core inflation was 2.9% as of June 30, 2024, unchanged from 2.9% as of March 31, 2024. In Japan, core inflation fell to 1.9% on a year-over-year basis as of June 30, 2024, down from 2.2% on a year-over-year basis as of March 31, 2024. Core inflation in China was 0.6% on a year-over-year basis as of June 30, 2024, unchanged from 0.6% as of March 31, 2024.
•Unemployment. The U.S. unemployment rate was 4.1% as of June 30, 2024, up from 3.8% as of March 31, 2024. Euro Area unemployment was 6.4% as of June 30, 2024, down from 6.5% as of March 31, 2024. The unemployment rate in Japan was 2.6% as of June 30, 2024, unchanged from 2.6% as of March 31, 2024. The unemployment rate in China was 4.9% as of June 30, 2024, down from 5.1% as of March 31, 2024.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the quarter ended June 30, 2024, the S&P 500 was up 4.3%, the MSCI Europe Index was down 2.3%, the MSCI Asia Index was up 2.7% and the MSCI World Index was up 2.8% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 12.4 as of June 30, 2024, decreasing from 13.0 as of March 31, 2024.
•Credit Markets. During the quarter ended June 30, 2024, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 49 basis points. The non-investment grade credit indices were up during the quarter ended June 30, 2024 with the S&P/LSTA Leveraged Loan Index up 1.9% and the BofAML HY Master II Index up 1.1%. During the quarter ended June 30, 2024, the 10-year government bond yields rose 20 basis points in the United States, rose 20 basis points in Germany, rose 33 basis points in Japan, rose 24 basis points in the UK and fell 9 basis points in China.

•Commodity Markets. During the quarter ended June 30, 2024, the 3-year forward price of WTI crude oil increased approximately 0.4%, and the 3-year forward price of natural gas decreased from approximately $3.82 per MMBtu to $3.48 per MMBtu as of March 31, 2024 and June 30, 2024. The Japan spot LNG import price increased to approximately $10.35 per MMBtu as of June 30, 2024 from approximately $9.45 per MMBtu as of March 31, 2024.
•Foreign Exchange Rates. For the quarter ended June 30, 2024, the euro fell 0.7%, the British pound rose 0.2%, the Japanese yen fell 5.9%, and the Chinese renminbi fell 0.6%, respectively, relative to the U.S. dollar.
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

The most significant changes between KKR's current segment presentation and its previous segment presentation reported prior to the first quarter of 2024, are as follows:
•Creating a new business segment, Strategic Holdings - The new segment is currently comprised of KKR’s participation in its core private equity strategy. Our participation in our core private equity has scaled into a business KKR now evaluates separately from its Asset Management segment. Additionally, KKR may also acquire other long-term assets that are not part of the core private equity strategy for this segment. As of the first quarter of 2024, KKR’s participation in its core private equity strategy no longer is reported as part of the Asset Management segment. The Asset Management segment continues to represent KKR's business separate from its insurance operations and continues to reflect how the chief operating decision makers allocate resources and assess performance in the asset management business, which includes operating collaboratively across its business lines, with predominantly a single expense pool. Effective as of the first quarter of 2024, the results of our Strategic Holdings segment includes a management fee and performance fee that is paid to our Asset Management segment for providing advisory services rather than allocating the costs borne by our Asset Management segment to support our Strategic Holdings segment. The historical amounts presented herein do not include any management or performance fees since the governing agreement was not in place prior to the first quarter of 2024.
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

Total Segment Earnings
Total Segment Earnings is a performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Total Segment Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions and non-operating items, which consist of: (i) impairments, (ii) transaction costs from acquisitions, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, and (v) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by our Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by our Asset Management segment for acquiring and managing the companies included in our Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where our Asset Management segment borrows from our Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended June 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$822,324	$754,447	$67,877
Capital Allocation-Based Income (Loss)	738,125	696,897	41,228
	1,560,449	1,451,344	109,105
Insurance
Net Premiums	935,794	626,429	309,365
Policy Fees	333,900	315,382	18,518
Net Investment Income	1,580,498	1,311,055	269,443
Net Investment-Related Gains (Losses)	(302,620)	(117,550)	(185,070)
Other Income	63,889	39,858	24,031
	2,611,461	2,175,174	436,287
Total Revenues	4,171,910	3,626,518	545,392

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	895,165	657,114	238,051
Occupancy and Related Charges	23,306	23,593	(287)
General, Administrative and Other	304,489	289,586	14,903
	1,222,960	970,293	252,667
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $11,790 and $(75,286), respectively.)	2,199,160	1,736,014	463,146
Amortization of Policy Acquisition Costs	32,808	170	32,638
Interest Expense	65,750	39,832	25,918
Insurance Expenses	244,954	172,121	72,833
General, Administrative and Other	180,697	204,052	(23,355)
	2,723,369	2,152,189	571,180
Total Expenses	3,946,329	3,122,482	823,847

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	392,667	570,085	(177,418)
Dividend Income	471,349	246,939	224,410
Interest Income	903,861	850,061	53,800
Interest Expense	(783,253)	(720,108)	(63,145)
Total Investment Income (Loss)	984,624	946,977	37,647

Income (Loss) Before Taxes	1,210,205	1,451,013	(240,808)

Income Tax Expense (Benefit)	216,969	324,955	(107,986)

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)

Net Income (Loss)	993,236	1,126,058	(132,822)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	29,666	(1,740)	31,406
Net Income (Loss) Attributable to Noncontrolling Interests	295,644	266,086	29,558
Net Income (Loss) Attributable to KKR & Co. Inc.	667,926	861,712	(193,786)

Series C Mandatory Convertible Preferred Stock Dividends	—	17,249	(17,249)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$667,926	$844,463	$(176,537)

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the three months ended June 30, 2024 and 2023, revenues consisted of the following:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Management Fees	$470,076	$446,809	$23,267
Fee Credits	(83,456)	(49,612)	(33,844)
Transaction Fees	316,457	269,416	47,041
Monitoring Fees	43,313	34,796	8,517
Incentive Fees	27,203	12,158	15,045
Expense Reimbursements	27,168	16,840	10,328
Consulting Fees	21,563	24,040	(2,477)
Total Fees and Other	822,324	754,447	67,877

Carried Interest	640,322	540,615	99,707
General Partner Capital Interest	97,803	156,282	(58,479)
Total Capital Allocation-Based Income (Loss)	738,125	696,897	41,228

Total Revenues	$1,560,449	$1,451,344	$109,105
Fees and Other
Total Fees and Other for the three months ended June 30, 2024 increased compared to the three months ended June 30, 2023 primarily as a result of the increase in transaction fees and management fees, partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees earned at our private equity and infrastructure K-Series vehicles primarily from capital inflows, (ii) a higher level of management fees earned from Diversified Core Infrastructure fund due to an increase in its fee base from capital inflows and investment appreciation year over year, and (iii) a higher level of management fees earned from Asia Pacific Infrastructure Investors II. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital.
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
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Credit and Liquid Strategies and Real Assets business lines in the current period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from our portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended June 30, 2024 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Asian Fund IV, Asian Fund III, and North America Fund XIII. Capital Allocation-Based Income (Loss) for the three months ended June 30, 2023 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and Next Generation Technology Growth Fund II.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2024
The net gains from investment activities for the three months ended June 30, 2024 were comprised of net realized gains of $224.1 million and net unrealized gains of $168.6 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2024, net realized gains related primarily to (i) realized gains on the sale of Darktrace Limited (LSE: DARK) and Transphorm Inc. (NASDAQ: TGAN) and (ii) realized gains on the partial sale of Incheon Metro Logistics Center (real estate equity). Partially offsetting these realized gains were realized losses from the distribution of certain assets to third-party fund investors in certain of our consolidated energy funds and Impel Pharmaceuticals, Inc. (NASDAQ: IMPL).

Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2024, net unrealized gains were driven by (i) mark-to-market gains primarily relating to USI, Inc. (financial services sector), Barracuda Networks, Inc. (technology sector), and Arnott's Biscuit Company (consumer products sector). These unrealized gains were partially offset by (i) mark-to-market losses primarily relating to BridgeBio Pharma, Inc. (NASDAQ: BBIO) and Accell Group N.V. (consumer products sector), and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended June 30, 2024, net unrealized gains were primarily generated in the following asset classes:
•Core private equity, which were primarily impacted by (i) overall positive operating performance of its portfolio companies, and (ii) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and, to a lesser extent, by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
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
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2023, net unrealized gains were driven by mark-to-market gains primarily relating to (i) Exact Holding B.V. (technology sector), which is held in one of our consolidated core private equity funds, (ii) USI, Inc., (iii) certain investments held in our consolidated CLOs, and (iv) the reversal of previously recognized unrealized losses relating to the realization activity described above. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) PetVet Care Centers, LLC (health care sector) and GenesisCare Pty Ltd. (health care sector), which are held in one of our consolidated core private equity funds, and (ii) debt obligations of our consolidated CLOs.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.
Dividend Income
During the three months ended June 30, 2024, dividend income was primarily from (i) our investment in MásOrange (telecommunications sector), held through our consolidated European Fund V, (ii) our investment in 1-800 Contacts Inc. (health care sector) held through our consolidated core vehicles and (iii) certain of our consolidated real estate funds. During the three months ended June 30, 2023, dividend income was primarily from (i) certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) Atlantic Aviation FBO Inc. (infrastructure: transportation sector), and (iii) certain investments held in our consolidated opportunistic real estate equity and credit funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income
The increase in interest income during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to June 30, 2023, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related primarily to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to June 30, 2023, (ii) an increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs and (iv) the impact of issuances of KKR senior notes after June 30, 2023. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a higher level of accrued carried interest compensation in the current period. Additionally, the number of equity-based compensation awards granted in 2023 is higher than in 2022, which resulted in higher equity-based compensation in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to (i) expenses from consolidation of newly formed CLOs in the current period, (ii) higher level of expenses reimbursable by our unconsolidated investment funds and (iii) higher levels of broken-deal expenses.
The level of broken-deal expenses can vary significantly period to period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued, and the number of investment funds currently in their investment period.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other expenses are expected to increase accordingly.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended June 30, 2024 and 2023, revenues consisted of the following:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Net Premiums	$935,794	$626,429	$309,365
Policy Fees	333,900	315,382	18,518
Net Investment Income	1,580,498	1,311,055	269,443
Net Investment-Related Losses	(302,620)	(117,550)	(185,070)
Other Income	63,889	39,858	24,031
Total Insurance Revenues	$2,611,461	$2,175,174	$436,287

Net Premiums
Net premiums increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies or morbidity risk during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was partially offset by higher retrocessions to third party reinsurers during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net investment income
Net investment income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields. The growth in portfolio yields during the three months ended June 30, 2024, was offset in part due to holding higher levels of lower yielding assets, such as cash and corporate fixed maturity securities acquired as part of recent reinsurance transactions, pending deployment into higher yielding asset classes.
Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Funds Withheld Payable Embedded Derivatives	$357,732	$32,842	$324,890
Equity Future Contracts	(7,370)	(48,383)	41,013
Foreign Exchange and Other Derivative Contracts	571	13,799	(13,228)
Equity Index Options	91,329	230,602	(139,273)
Interest Rate Contracts	(117,718)	(164,765)	47,047
Funds Withheld Receivable Embedded Derivatives	274	14,149	(13,875)
Net Gains on Derivative Instruments	324,818	78,244	246,574
Net Other Investment Losses	(627,438)	(195,794)	(431,644)
Net Investment-related Losses	$(302,620)	$(117,550)	$(185,070)
Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable was driven primarily by the change in fair value of the underlying investments in the funds withheld payable at interest portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables and other investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the three months ended June 30, 2024, primarily due to a smaller increase in market interest rates and an increase in the overall growth of the funds withheld at interest payable portfolio due recent reinsurance transactions, as compared to a decrease in value in the three months ended June 30, 2023, due to a comparatively larger increase in market interest rates.
The increase in the fair value of interest rate contracts was primarily driven by a smaller increase in market interest rates during the three months ended June 30, 2024, as compared to a larger increase in market interest rates during the three months ended June 30, 2023, resulting in losses on interest rate contracts in both periods.
The increase in the fair value of equity futures contracts was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in Global Atlantic's variable annuity products which are accounted for in net policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which had a smaller increase during the three months ended June 30, 2024, as compared to a larger increase during the three months ended June 30, 2023, resulting in a gain on equity futures contracts in both periods.

The decrease in the fair value of equity index options was primarily driven by the performance of the indexes upon which these options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which had a smaller increase during the three months ended June 30, 2024, as compared to a larger increase during the three months ended June 30, 2023.
Net other investment (losses) gains
The components of net other investment (losses) gains were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Realized Gains on Investments Not Supporting Asset-liability Matching Strategies	$10,072	$2,103	$7,969
Realized Losses on Available-for-sale Fixed Maturity Debt Securities	(74,466)	(55,471)	(18,995)
Credit Loss Allowances	(33,342)	(21,608)	(11,734)
Unrealized Losses on Fixed Maturity Securities Classified as Trading	(485,257)	(66,627)	(418,630)
Unrealized Losses on Investments Accounted Under a Fair-value Option and Equity Investments	(34,961)	(3,440)	(31,521)
Unrealized Losses on Real Estate Investments Recognized at Fair Value Under Investment Company Accounting	(28,766)	(43,371)	14,605
Realized Gains on Funds Withheld at Interest Payable Portfolio	46,018	3,632	42,386
Realized Losses on Funds Withheld at Interest Receivable Portfolio	(20,762)	(12,020)	(8,742)
Other	(5,974)	1,008	(6,982)
Net Other Investment-related Losses	$(627,438)	$(195,794)	$(431,644)
The increase in net other investment losses for the three months ended June 30, 2024 as compared to net other investment losses for the three months ended June 30, 2023, were primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading primarily as a result of the growth in the trading portfolio and an increase in market interest rates during the three months ended June 30, 2024 as compared to a larger increase in market interest rates during the three months ended June 30, 2023, (ii) an increase in unrealized losses on investments accounted under a fair-value option and equity investments, and (iii) an increase in realized losses on available-for-sale fixed maturity securities which was primarily due to an increase in portfolio rotation activity.
Offsetting these increases in net other investment losses were (i) an increase in realized gains on funds withheld at interest payable portfolio and (ii) a decrease in unrealized losses on real estate investments recognized at fair value under investment company accounting.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to (i) an increase in net flows from both individual and institutional market channel sales, (ii) higher initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and (iii) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment.

These increases were offset in part by (i) a smaller increase in the value of embedded derivatives in Global Atlantic's fixed indexed annuity products, as a result of lower equity market gains for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 (as discussed above under "Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)—Insurance—Revenues—Net investment-related (losses) gains," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims) and (ii) a decrease in market risk benefits gains due to a smaller increase in interest rates and equity-market returns for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to growth in Global Atlantic’s individual market and institutional market channels.
Interest expense
Interest expense increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to (i) an increase in total debt outstanding with a higher coupon rate, and (ii) an increase in interest expense on floating rate debt (in connection with Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates.
Insurance expenses
Insurance expenses increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to an increase in commission expenses and reinsurance expense allowances as result of higher volumes of new business in the institutional markets channel.
General, administrative and other
General, administrative and other decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to a decrease in employee compensation expenses.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income taxes decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily driven by the lower level of income before taxes. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2024 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. and (ii) third-party limited partner interests in consolidated investment funds. Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2024 was primarily due to net gains from investment activities at our consolidated investment funds.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to higher investment-related realized and unrealized losses recognized by Global Atlantic, partially offset by a higher level of fees, capital allocation-based income and investment income from our asset management and strategic holdings operations, as described above.

Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the six months ended June 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See also "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations.

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holding
Fees and Other	$1,515,850	$1,431,463	$84,387
Capital Allocation-Based Income (Loss)	2,001,067	1,145,915	855,152
	3,516,917	2,577,378	939,539
Insurance
Net Premiums	6,972,316	1,100,053	5,872,263
Policy Fees	662,847	629,184	33,663
Net Investment Income	3,100,400	2,611,752	488,648
Net Investment-Related Gains (Losses)	(544,106)	(241,383)	(302,723)
Other Income	120,274	77,016	43,258
	10,311,731	4,176,622	6,135,109
Total Revenues	13,828,648	6,754,000	7,074,648

Expenses
Asset Management and Strategic Holding
Compensation and Benefits	2,211,613	1,232,784	978,829
Occupancy and Related Charges	46,846	45,742	1,104
General, Administrative and Other	582,470	503,275	79,195
	2,840,929	1,781,801	1,059,128
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(89,970) and $71,024, respectively)	9,460,229	3,263,068	6,197,161
Amortization of Policy Acquisition Costs	29,056	44,381	(15,325)
Interest Expense	120,317	80,093	40,224
Insurance Expenses	444,190	397,439	46,751
General, Administrative and Other	364,552	415,783	(51,231)
	10,418,344	4,200,764	6,217,580
Total Expenses	13,259,273	5,982,565	7,276,708

Investment Income (Loss) - Asset Management and Strategic Holding
Net Gains (Losses) from Investment Activities	1,030,829	410,676	620,153
Dividend Income	716,406	395,106	321,300
Interest Income	1,793,963	1,578,677	215,286
Interest Expense	(1,537,317)	(1,296,446)	(240,871)
Total Investment Income (Loss)	2,003,881	1,088,013	915,868

Income (Loss) Before Taxes	2,573,256	1,859,448	713,808

Income Tax Expense (Benefit)	486,170	473,702	12,468

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Net Income (Loss)	2,087,086	1,385,746	701,340
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	62,344	(9,043)	71,387
Net Income (Loss) Attributable to Noncontrolling Interests	674,602	193,083	481,519
Net Income (Loss) Attributable to KKR & Co. Inc.	1,350,140	1,201,706	148,434

Series C Mandatory Convertible Preferred Stock Dividends	—	34,499	(34,499)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,350,140	$1,167,207	$182,933
Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the six months ended June 30, 2024 and 2023, revenues consisted of the following:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Management Fees	$956,830	$899,902	$56,928
Fee Credits	(177,502)	(107,143)	(70,359)
Transaction Fees	535,075	479,255	55,820
Monitoring Fees	92,280	64,649	27,631
Incentive Fees	33,829	18,571	15,258
Expense Reimbursements	35,261	32,384	2,877
Consulting Fees	40,077	43,845	(3,768)
Total Fees and Other	1,515,850	1,431,463	84,387

Carried Interest	1,785,250	883,685	901,565
General Partner Capital Interest	215,817	262,230	(46,413)
Total Capital Allocation-Based Income (Loss)	2,001,067	1,145,915	855,152

Total Revenues - Asset Management	$3,516,917	$2,577,378	$939,539
Fees and Other
Total Fees and Other for the six months ended June 30, 2024 increased compared to the six months ended June 30, 2023 primarily as a result of an increase in management fees and transaction fees, which were partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."
The increase in management fees was primarily attributable to (i) management fees earned at our private equity and infrastructure K-Series vehicles primarily from capital inflows, (ii) a higher level of management fees earned from Diversified Core Infrastructure Fund due to an increase in its fee base from capital inflows and investment appreciation year over year, and (iii) a higher level of management fees earned from Asia Pacific Infrastructure Investors II. The increases were partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital.

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
Fee credits increased compared to the prior period primarily as a result of a (i) higher level of transaction fees in our Real Assets and Credit and Liquid Strategies business lines in the current period and (ii) a higher level of monitoring fees primarily due to a termination payment received in connection with the initial public offering of BrightSpring Health Services, Inc.(NASDAQ: BTSG) in our Americas Fund XII during the current period. These termination payments in connection with our monitoring fee arrangements may occur in the future; however, they are infrequent in nature and typically occur at initial public offering and other realization activity in our private equity portfolio. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the six months ended June 30, 2024 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Asian Fund III, North America Fund XIII, and Asian Fund IV. Capital Allocation-Based Income (Loss) for the six months ended June 30, 2023 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, Asian Fund III, and Global Infrastructure Investors III.
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
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2024
The net gains from investment activities for the six months ended June 30, 2024 were comprised of net realized gains of $33.2 million and net unrealized gains of $997.7 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2024, net realized gains related primarily to the (i) realized gains on the sale of Darktrace Limited and Transphorm Inc., and (ii) realized gains on certain foreign exchange forward contracts. Partially offsetting these realized gains were realized losses due primarily to the (i) realized losses on the sale of Telepizza SAU (consumer products sector) and (ii) realized losses from the distribution of certain assets to third-party fund investors in certain of our consolidated energy funds.

Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2024, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to USI, Inc., and (ii) unrealized gains on certain foreign exchange forward contracts. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) our investment in BridgeBio Pharma, Inc. and Accell Group N.V. (consumer products sector), and (ii) unrealized losses in certain of our consolidated credit funds.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the six months ended June 30, 2024 net unrealized gains were primarily generated in the following asset classes:
•Core private equity, which were primarily impacted by (i) overall positive operating performance of its portfolio companies, and (ii) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and to a lesser extent by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
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
Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2023, net realized losses related primarily to (i) the realized losses of Envision Healthcare Corporation, (ii) realized losses on our alternative credit investments in Hilding Anders International AB and Chembulk Group (transportation sector), and (iii) realized losses from the sales of various revolving credit facilities. Partially offsetting these realized losses were realized gains primarily relating to the sale of our investment in KnowBe4, Inc. (NASDAQ: KNBE) and Flutter Entertainment PLC (LON: FLTR).
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2023, net unrealized gains were driven primarily by mark-to-market gains primarily relating to (i) BridgeBio Pharma, Inc., (ii) Exact Holding B.V. held in one of our consolidated core private equity funds, (iii) the reversal of previously recognized unrealized losses relating to the realization activity described above in "Realized Gains and Losses from Investment Activities", and (iv) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) GenesisCare Pty Ltd. and PetVet Care Centers, LLC, which are held in one of our consolidated core private equity funds and (ii) debt obligations of our consolidated CLOs.
For a discussion of other factors that affected KKR's realized investment income, see "-Analysis of Asset Management Segment Operating Results."
Dividend Income
During the six months ended June 30, 2024, dividend income was primarily from (i) our investments in 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited (infrastructure: energy and energy transition sector), and FiberCop S.p.A. (infrastructure: telecommunications infrastructure sector), held through our consolidated core vehicles, (ii) our investment in MásOrange, held through our consolidated European Fund V, and (iii) certain of our consolidated real estate funds. During the six months ended June 30, 2023, the most significant dividends were received from (i) certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) our consolidated opportunistic real estate equity funds, and (iii) Atlantic Aviation FBO Inc., which is held in one of our consolidated core private equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."

Interest Income
The increase in interest income during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to June 30, 2023, (ii) higher interest rates on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related primarily to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) the impact of closing CLOs that are consolidated subsequent to June 30, 2023, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after June 30, 2023. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits
The increase in compensation and benefits during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a higher level of accrued carried interest compensation in the current period. Additionally, the number of equity-based compensation awards granted in 2023 is higher than in 2022, which resulted in higher equity-based compensation in the current period.
General, Administrative and Other
The increase in general, administrative and other during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to (i) a provision for legal reserves in the current period and (ii) expenses from consolidation of newly formed CLOs in the current period.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly.

Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the six months ended June 30, 2024 and 2023, revenues consisted of the following:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Net Premiums	$6,972,316	$1,100,053	$5,872,263
Policy Fees	662,847	629,184	33,663
Net Investment Income	3,100,400	2,611,752	488,648
Net Investment-Related Gains (Losses)	(544,106)	(241,383)	(302,723)
Other Income	120,274	77,016	43,258
Total Insurance Revenues	$10,311,731	$4,176,622	$6,135,109
Net Premiums
Net premiums increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies or morbidity risk during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was partially offset by higher retrocessions to third party reinsurers during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net investment income
Net investment income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields due to higher market interest rates. The growth in portfolio yields during the six months ended June 30, 2024 was offset in part due to holding higher levels of lower yielding assets, such as cash and corporate fixed maturity securities acquired as part of recent reinsurance transactions, pending deployment into higher yielding asset classes.
Net investment-related losses
The components of net investment-related losses were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Funds Withheld Payable Embedded Derivatives	$453,173	$(397,393)	$850,566
Equity Future Contracts	(70,886)	(89,208)	18,322
Foreign Exchange and Other Derivative Contracts	36,476	14,518	21,958
Equity Index Options	348,432	314,489	33,943
Interest Rate Contracts	(367,013)	(95,769)	(271,244)
Funds Withheld Receivable Embedded Derivatives	25,604	(16,618)	42,222
Net Gains (Losses) on Derivative Instruments	425,786	(269,981)	695,767
Net Other Investment Gains (Losses)	(969,892)	28,598	(998,490)
Net Investment-related Losses	$(544,106)	$(241,383)	$(302,723)

Net gains on derivative instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the six months ended June 30, 2024 was primarily driven by (i) the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments, and (ii) the overall increase in the funds withheld at interest payable portfolio due to recent reinsurance transactions. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the six months ended June 30, 2024 and increased during the six months ended June 30, 2023 primarily due to an increase in market interest rates for the six months ended June 30, 2024 as compared to a decrease in the six months ended June 30, 2023.
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to a widening of credit spreads during the six months ended June 30, 2024, as compared to a narrowing of credit spreads during the six months ended June 30, 2023.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which these options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which increased during both the six months ended June 30, 2024 and the six months ended June 30, 2023.
The decrease in the fair value of interest rate was primarily driven by an increase in market interest rates during the six months ended June 30, 2024 and a decrease in market interest rates during the six months ended June 30, 2023, resulting in a larger loss on interest rate contracts for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Net other investment (losses) gains
The components of net other investment (losses) gains were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Realized Gains on Investments Not Supporting Asset-liability Matching Strategies	$10,072	$2,103	$7,969
Realized Losses on Available-for-sale Fixed Maturity Debt Securities	(102,623)	(52,039)	(50,584)
Credit Loss Allowances	(135,455)	(170,037)	34,582
Impairment of Available-for-sale Fixed Maturity Debt Securities Due to Intent to Sell	—	(26,741)	26,741
Unrealized (Losses) Gains on Fixed Maturity Securities Classified as Trading	(584,836)	309,663	(894,499)
Unrealized Losses on Investments Accounted Under a Fair-value Option and Equity Investments	(77,168)	(59,213)	(17,955)
Unrealized (Losses) Gains on Real Estate Investments Recognized at Fair Value Under Investment Company Accounting	(106,777)	19,821	(126,598)
Realized Gains on Funds Withheld at Interest Payable Portfolio	70,305	7,612	62,693
Realized (Losses) Gains on Funds Withheld at Interest Receivable Portfolio	(23,048)	5,713	(28,761)
Other	(20,362)	(8,284)	(12,078)
Net Other Investment-related (Losses) Gains	$(969,892)	$28,598	$(998,490)
The increase in net other investment losses for the six months ended June 30, 2024 as compared to net other investment gains for the six months ended June 30, 2023, were primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading primarily as a result of an increase in market interest rates during the six months ended June 30, 2024 as compared to a decrease in market interest rates during the six months ended June 30, 2023, (ii) an increase in unrealized losses on real estate investments at fair-value under investment company accounting primarily due to higher discount rates and capitalization rates during the six months ended June 30, 2024, and (iii) an increase in realized losses on available-for-sale fixed maturity securities as result of rotating investments acquired from recent reinsurance transactions into higher yielding asset classes.

Offsetting these increases in net other investment losses were (i) an increase in realized gains on funds withheld at interest payable portfolio and (ii) a decrease in credit loss allowances.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to (i) an increase in net flows from both individual and institutional market channel sales, (ii) higher initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and (iii) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment.

These increases were offset in part by (i) an increase in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products, as a result of lower equity market gains for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (as discussed above under "–Consolidated Results of Operations (GAAP Basis)–Revenues–Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), and (ii) a decrease in market risk benefit liabilities primarily due to higher market interest rates for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Amortization of policy acquisition costs
Amortization of policy acquisition costs decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization, offset in part by higher amortization on deferred acquisition costs associated with higher volumes of new retirement products business in the individual markets channel.

Interest expense
Interest expense increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to (i) an increase in total debt outstanding with a higher coupon rate, and (ii) an increase in interest expense on floating rate debt (in connection with Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Insurance expenses
Insurance expenses increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to an increase in commission expenses and reinsurance expense allowances as result of higher volumes of new business in the institutional markets channel.

General, administrative and other
General, administrative and other decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to decreased employee compensation expenses.

Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by the higher level of income before tax. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2024 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. and (ii) third-party limited partner interests in consolidated investment funds. Net income attributable to noncontrolling interests for the six months ended June 30, 2024 was primarily related to net gains from investment activities at our consolidated investment funds.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income attributable to KKR & Co. Inc. increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to a higher level of fees, capital allocation-based income, and investment income from our asset management and strategic holdings operations in the current period, partially offset by higher investment-related realized and unrealized losses recognized by Global Atlantic, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of June 30, 2024 and December 31, 2023.

(Amounts in thousands, except per share amounts)
	As of	As of
	June 30, 2024	December 31, 2023

Assets
Asset Management and Strategic Holding
Cash and Cash Equivalents	$7,829,321	$8,393,892
Investments	102,046,987	98,634,801
Other Assets	6,865,896	6,538,674
	116,742,204	113,567,367
Insurance
Cash and Cash Equivalents	7,710,857	11,954,675
Investments	163,502,261	141,370,323
Other Assets	60,513,857	50,401,829
	231,726,975	203,726,827
Total Assets	$348,469,179	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,396,247	$44,886,870
Other Liabilities	10,313,965	8,256,514
	55,710,212	53,143,384
Insurance
Debt Obligations	3,698,209	2,587,857
Other Liabilities	230,530,791	203,184,041
	234,229,000	205,771,898
Total Liabilities	$289,939,212	$258,915,282

Redeemable Noncontrolling Interests	$1,291,487	$615,427

Stockholders' Equity
Stockholders' Equity - Common Stock	$21,673,103	$22,858,694
Noncontrolling Interests	35,565,377	34,904,791
Total Equity	57,238,480	57,763,485
Total Liabilities and Equity	$348,469,179	$317,294,194
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

Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the six months ended June 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $4.9 billion and $(4.6) billion during the six months ended June 30, 2024 and 2023, respectively. These amounts primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $(0.02) billion and $(7.7) billion, during the six months ended June 30, 2024 and 2023, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $0.03 billion and $(0.3) billion during the six months ended June 30, 2024 and 2023 respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $1.0 billion and $0.7 billion during the six months ended June 30, 2024 and 2023, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $2.0 billion and $1.1 billion during the six months ended June 30, 2024 and 2023, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(1.4) billion and $(1.5) billion during the six months ended June 30, 2024 and 2023, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $1.9 billion and $1.3 billion during the six months ended June 30, 2024, and 2023, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(11.7) billion and $(3.6) billion during the six months ended June 30, 2024 and 2023, respectively. Our investing activities included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(11.6) billion and $(3.6) billion during the six months ended June 30, 2024 and 2023, respectively, and (ii) the purchase of fixed assets of $(43.8) million and $(61.8) million during the six months ended June 30, 2024 and 2023, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $2.1 billion and $5.5 billion during the six months ended June 30, 2024 and 2023, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $(32.3) million and $3.7 billion during the six months ended June 30, 2024 and 2023, respectively, (ii) proceeds received, net of repayment of debt obligations, of $1.9 billion and $2.9 billion during the six months ended June 30, 2024 and 2023, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $4.0 billion and $(0.6) billion during the six months ended June 30, 2024 and 2023, respectively, (iv) cash consideration for the 2024 GA Acquisition of $(2.6) billion during the six months ended June 30, 2024, (v) reinsurance transactions, net of cash provided (insurance) of $48.1 million and $79.9 million during the six months ended June 30, 2024 and 2023, respectively, (vi) common stock dividends of $(301.3) million and $(275.7) million during the six months ended June 30, 2024 and 2023, respectively, and (vii) Series C Mandatory Convertible Preferred Stock dividends of $(34.5) million during the six months ended June 30, 2023.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three and six months ended June 30, 2024 and 2023. You should read this discussion in conjunction with the information included under "—Key Segment and Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results and certain key capital metrics for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Management Fees	$847,307	$748,888	$98,419
Transaction and Monitoring Fees, Net	222,858	190,228	32,630
Fee Related Performance Revenues	37,145	28,352	8,793
Fee Related Compensation	(193,779)	(217,684)	23,905
Other Operating Expenses	(158,134)	(147,475)	(10,659)
Fee Related Earnings	755,397	602,309	153,088
Realized Performance Income	482,309	149,334	332,975
Realized Performance Income Compensation	(359,470)	(97,085)	(262,385)
Realized Investment Income	138,546	118,022	20,524
Realized Investment Income Compensation	(20,782)	(17,183)	(3,599)
Asset Management Segment Earnings	$996,000	$755,397	$240,603
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Management Fees
Private Equity	$350,650	$320,081	$30,569
Real Assets	230,085	201,590	28,495
Credit and Liquid Strategies	266,572	227,217	39,355
Total Management Fees	$847,307	$748,888	$98,419
The increase in Private Equity management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles and Ascendant Fund (a middle market focused traditional private equity strategy) and (ii) management fees earned from our Strategic Holdings segment in the current period. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital. During the second quarter of 2024, approximately $14.1 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) management fees earned on new capital raised over the past twelve months at our infrastructure K-series vehicles, and (iii) a higher level of management fees earned from Diversified Core Infrastructure Fund due to an increase in its fee base from capital inflows and investment appreciation year over year. During the second quarter of 2024, there were no management fees earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) a higher level of management fees earned from FS KKR Capital Corp. (NYSE: FSK) ("FSK") (our business development company) and (iii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base. The increase was partially offset by a lower level of management fees from certain leveraged credit strategy accounts primarily due to a decrease in the funds' fee base from distributions to, and redemptions by, fund investors.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$16,640	$33,142	$(16,502)
Real Assets	11,752	5,179	6,573
Credit and Liquid Strategies	2,366	1,493	873
Capital Markets	192,100	150,414	41,686
Total Transaction and Monitoring Fees, Net	$222,858	$190,228	$32,630
Our Private Equity, Real Assets and Credit and Liquid Strategies business lines earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors. For most of our investment funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that investment fund, which results in a decrease in our transaction and monitoring fees. Our Capital Markets business line earns transaction fees, which are generally not shared with fund investors.
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line, partially offset by a lower level of transaction and monitoring fees, net in our Private Equity business line. The increase in Capital Markets business line transaction fees was primarily due to an increase in the number of capital markets transactions for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, reflecting increased levels of issuance activity across the global equity and leveraged loan markets. Overall, we completed 99 capital markets transactions for the three months ended June 30, 2024, of which 15 represented equity offerings and 84 represented debt offerings, as compared to 60 capital markets transactions for the three months ended June 30, 2023, of which 14 represented equity offerings and 46 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the three months ended June 30, 2024 and June 30, 2023, approximately 16% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2024, approximately 34% of our transaction fees were generated outside of North America as compared to approximately 47% for the three months ended June 30, 2023. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
Transaction and monitoring fees, net were lower for the three months ended June 30, 2024 compared to the prior period in our Private Equity business line primarily due to the decrease in the level of transaction activity in the current period. See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	16,206	9,055	7,151
Credit and Liquid Strategies	20,939	19,297	1,642
Total Fee Related Performance Revenues	$37,145	$28,352	$8,793
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
These performance fees are primarily earned from (i) FSK in our Credit and Liquid Strategies business line, and (ii) KKR Real Estate Select Trust Inc. ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), KJR Management ("KJRM") (our Japanese real estate investment trust asset manager), and our infrastructure K-Series vehicles in our Real Assets business line.
Fee related performance revenues were higher for the three months ended June 30, 2024 compared to the prior period primarily due to a performance fee being earned from one of our infrastructure K-Series vehicles in our Real Assets business line in the current period.
Fee Related Compensation
The decrease in fee related compensation for the three months ended June 30, 2024 compared to the prior period was primarily due to a lower percentage of fee related revenues recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR reduced the compensation range on fee related revenues to a 15% to 20% range.
Other Operating Expenses
The increase in other operating expenses for the three months ended June 30, 2024 compared to the prior period was primarily due to a higher level of corporate travel and information technology costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the three months ended June 30, 2024 compared to the prior period was primarily due to a (i) higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, (ii) a higher level of transaction fees earned in our Capital Markets business line, and (iii) a lower level of fee related compensation, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Realized Performance Income
Private Equity	$327,943	$146,232	$181,711
Real Assets	124,342	—	124,342
Credit and Liquid Strategies	30,024	3,102	26,922
Total Realized Performance Income	$482,309	$149,334	$332,975

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Private Equity
Americas Fund XII	$229,107	$92,906	$136,201
European Fund V	32,864	—	32,864
Private Equity K-Series	32,476	—	32,476
North America Fund XI	10,948	23,486	(12,538)
Co-Investment Vehicles and Other	9,327	6,838	2,489
Next Generation Technology Growth Fund	6,954	—	6,954
Asian Fund III	—	23,002	(23,002)
Other	6,267	—	6,267
Total Realized Performance Income	$327,943	$146,232	$181,711

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$124,342	$—	$124,342
Total Realized Performance Income	$124,342	$—	$124,342

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Vehicles and Other Funds	$12,541	$—	$12,541
Other	17,483	3,102	14,381
Total Realized Performance Income	$30,024	$3,102	$26,922
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
Realized performance income in our Private Equity business line for the three months ended June 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in AppLovin Corporation (NASDAQ: APP) held by Americas Fund XII and a dividend from MásOrange held by European Fund V and (ii) performance income from one of our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the three months ended June 30, 2023 consisted primarily of realized proceeds from the sale of our investments in AppLovin Corporation held by Americas Fund XII, Endeavor Group Holdings, Inc. (NASDAQ: EDR) held by North America Fund XI, and Kokusai Electric Corporation (TYO: 6525) held by Asian Fund III.
Realized performance income in our Real Assets business line for the three months ended June 30, 2024 consisted primarily of realized proceeds from the sale of our investment in ADNOC Oil Pipelines (infrastructure: midstream sector) held by Global Infrastructure Investors III.
During the three months ended June 30, 2023, there was no realized performance income earned in our Real Assets business line.
Realized performance income in our Credit & Liquid Strategies business line for the three months ended June 30, 2024 consisted primarily of (i) performance fees earned from our subadvisory agreement with a UK investment fund manager and (ii) realized proceeds from the sale of various investments at certain credit funds that are eligible to pay carried interest.

Realized performance income in our Credit and Liquid Strategies business line for the three months ended June 30, 2023 consisted of performance fees earned from our subadvisory agreement with a UK investment fund manager.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended June 30, 2024 compared to the prior period was primarily due to (i) a higher level of compensation recorded in connection with the higher level of realized performance income and (ii) a higher percentage of realized performance income recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR increased the compensation range on realized performance income to a 70% to 80% range.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$28,777	$15,342	$13,435
Interest Income and Dividends, Net	109,769	102,680	7,089
Total Realized Investment Income	$138,546	$118,022	$20,524
The increase in realized investment income is primarily due to a higher level of net realized gains and interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and balance sheet, which can vary from period to period.
For the three months ended June 30, 2024, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation and Darktrace Limited. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, Acteon Group Ltd. (energy sector) and (ii) realized losses from the sales of various revolving credit facilities.
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
For the three months ended June 30, 2024, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and (ii) dividend income primarily from our investments in KREST, Crescent Energy Company (NYSE: CRGY) ("Crescent"), and MásOrange.
For the three months ended June 30, 2023, interest income and dividends, net were comprised of (i) interest income, primarily from our investments in CLOs, and (ii) dividend distributions primarily from our Americas real estate credit and equity investments, as well as dividend distributions from our investments in Atlantic Aviation FBO Inc. and Seiyu Group (consumer products sector). See "—Analysis of Segment and Non-GAAP Performance Measures" and "—Segment Balance Sheet Measures."
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended June 30, 2024, total fees attributable to KKR Capstone were $21.6 million and total expenses attributable to KKR Capstone were $19.3 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended June 30, 2024 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income. The compensation range on realized investment income did not change from the prior year and remains at its current range of 10% to 20%.

Other Operating and Capital Metrics
The following tables present our key operating and capital metrics:

	As of
	June 30, 2024	March 31, 2024	Change
	($ in millions)
Assets Under Management	$601,341	$577,633	$23,708
Fee Paying Assets Under Management	$487,320	$470,603	$16,717
Uncalled Commitments	$107,707	$97,508	$10,199

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in millions)
Capital Invested	$22,733	$9,590	$13,143
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from March 31, 2024 to June 30, 2024:

($ in millions)
March 31, 2024	$182,766
New Capital Raised	2,071
Distributions and Other	(3,394)
Redemptions	(2)
Change in Value	3,824
June 30, 2024	$185,265
AUM of our Private Equity business line was $185.3 billion at June 30, 2024, an increase of $2.5 billion, compared to $182.8 billion at March 31, 2024.
The increase was primarily attributable to (i) appreciation in investment value from Asian Fund IV, our core private equity strategy, and Asian Fund III, and, to a lesser extent, (ii) new capital raised from our private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, European Fund V, and North America Fund XI.
For the three months ended June 30, 2024, the value of our traditional private equity investment portfolio increased 4%. This was comprised of a 15% increase in share prices of various publicly held investments and a 2% increase in value of our privately held investments. For the three months ended June 30, 2024, the value of our core private equity investment portfolio increased 4% and our growth equity investment portfolio increased 2%.
The most significant increases in share prices of our publicly held investments were increases in HD Hyundai Marine Solution Co. Ltd. (KRX: 443060), AppLovin Corporation, and Kokusai Electric Corporation. These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were BridgeBio Pharma Inc. and ZJLD Group Inc. (HKG: 6979). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.

The most significant increases in the value of our privately held investments were increases in USI, Inc., Seiyu Group, and IVI-RMA Global (health care sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Accell Group N.V. (consumer products sector), and OneStream Software, LLC (technology sector). The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from March 31, 2024 to June 30, 2024:

($ in millions)
March 31, 2024	$135,362
New Capital Raised	18,023
Distributions and Other	(2,158)
Redemptions	(65)
Change in Value	387
June 30, 2024	$151,549
AUM of our Real Assets business line was $151.5 billion at June 30, 2024, an increase of $16.1 billion, compared to $135.4 billion at March 31, 2024.
The increase was primarily attributable to new capital raised from Global Infrastructure Investors V, Global Atlantic, and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Asia Real Estate Partners.
For the three months ended June 30, 2024, the value of our infrastructure investment portfolio increased 3% and the value of our opportunistic real estate equity investment portfolio increased 1%.
The most significant increases in value across our Real Assets portfolio were increases in CyrusOne Inc. (infrastructure: telecommunications infrastructure sector), Serentica Renewables (infrastructure: energy and energy transition sector), and Metronet Holdings, LLC (infrastructure: telecommunication infrastructure sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Pembina Gas Infrastructure Inc. and Ritchies Transport Limited (infrastructure: transportation sector). The increased valuations of our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from March 31, 2024 to June 30, 2024:

($ in millions)
March 31, 2024	$259,505
New Capital Raised	12,338
Distributions and Other	(7,155)
Redemptions	(1,746)
Change in Value	1,585
June 30, 2024	$264,527
AUM of our Credit and Liquid Strategies business line was $264.5 billion at June 30, 2024, an increase of $5.0 billion compared to $259.5 billion at March 31, 2024.

The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (ii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increases were (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from March 31, 2024 to June 30, 2024:

($ in millions)
March 31, 2024	$116,287
New Capital Raised	2,442
Distributions and Other	(583)
Redemptions	(2)
Change in Value	96
June 30, 2024	$118,240
FPAUM of our Private Equity business line was $118.2 billion at June 30, 2024, an increase of $1.9 billion compared to $116.3 billion at March 31, 2024.
The increase was primarily attributable to new capital raised from private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from North America Fund XI and European Fund V.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $18.9 billion at June 30, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from March 31, 2024 to June 30, 2024:

($ in millions)
March 31, 2024	$115,649
New Capital Raised	15,272
Distributions and Other	(1,592)
Redemptions	(65)
Net Changes in Fee Base of Certain Funds	(2,137)
Change in Value	(553)
June 30, 2024	$126,574
FPAUM of our Real Assets business line was $126.6 billion at June 30, 2024, an increase of $11.0 billion, compared to $115.6 billion at March 31, 2024.

The increase was primarily attributable to new capital raised from Global Infrastructure Investors V, Global Atlantic and infrastructure K-Series vehicles. Partially offsetting the increase were (i) a change in fee base for Global Infrastructure Investors IV as a result of the fund entering its post-investment period, during which we earn fees on invested capital rather than committed capital, (ii) payments to Global Atlantic policyholders, and (iii) a decline in the value of the assets managed by KJRM due to the impact of the decline in the value of the Japanese Yen.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $17.6 billion at June 30, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from March 31, 2024 to June 30, 2024:

($ in millions)
March 31, 2024	$238,667
New Capital Raised	11,471
Distributions and Other	(7,341)
Redemptions	(1,746)
Change in Value	1,455
June 30, 2024	$242,506
FPAUM of our Credit and Liquid Strategies business line was $242.5 billion at June 30, 2024, an increase of $3.8 billion, compared to $238.7 billion at March 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $16.2 billion at June 30, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2024, our Private Equity business line had $54.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $55.0 billion as of March 31, 2024. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was offset by new capital commitments from fund investors.

Real Assets
As of June 30, 2024, our Real Assets business line had $33.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $24.3 billion as of March 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of June 30, 2024, our Credit and Liquid Strategies business line had $19.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $18.2 billion as of March 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended June 30, 2024, our Private Equity business line had $2.6 billion of capital invested as compared to $3.2 billion for the three months ended June 30, 2023. The decrease was driven primarily by a $1.9 billion decrease in capital invested in our core private equity strategy, partially offset by a $1.6 billion increase in capital invested in our traditional private equity strategy. During the three months ended June 30, 2024, 86% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in North America, 10% was in the Asia-Pacific region, and 4% was in Europe. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended June 30, 2024, our Real Assets business line had $8.2 billion of capital invested as compared to $3.3 billion for the three months ended June 30, 2023. The increase was driven primarily by a $3.7 billion increase in capital invested in our real estate strategy and a $1.3 billion increase in our infrastructure strategy. During the three months ended June 30, 2024, 69% of capital deployed in real assets was in transactions in North America, 20% was in Europe, and 11% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended June 30, 2024, our Credit and Liquid Strategies business line had $11.9 billion of capital invested as compared to $3.1 billion for the three months ended June 30, 2023. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably asset-based finance and direct lending. During the three months ended June 30, 2024, 90% of capital deployed was in transactions in North America, 9% was in Europe, and 1% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Net Investment Income	$1,538,046	$1,283,794	$254,252
Net Cost of Insurance	(1,070,616)	(811,677)	(258,939)
General, Administrative and Other	(214,217)	(203,285)	(10,932)
Pre-tax Operating Earnings	253,213	268,832	(15,619)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(98,608)	98,608
Insurance Operating Earnings	$253,213	$170,224	$82,989
Net Investment Income
Net investment income increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of recent reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields. These higher investment portfolio yields were offset in part by the impact of higher levels of cash and more liquid investments and investment-grade corporate bonds transferred as part of recent block reinsurance transactions that are pending rotation into higher yielding investments, and recent deployments into investments with lower near-term yields.
Net Cost of Insurance
Net cost of insurance increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to (i) growth in reserves in the institutional market as a result of recent reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General and administrative expenses increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to an increase in interest expense due to a net increase in total debt outstanding and partially offset by lower compensation expense.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Dividends, Net	$40,852	$—	$40,852
Strategic Holdings Operating Earnings	40,852	—	40,852
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$40,852	$—	$40,852
Dividends, Net
For the three months ended June 30, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc. and Viridor Limited. For the three months ended June 30, 2023 there were no dividends earned. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended June 30, 2024, the management fee was $8.2 million.
Net Realized Investment Income
For the three months ended June 30, 2024 and 2023, there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
The increase in our Strategic Holdings segment earnings for the three months ended June 30, 2024 compared to the prior period was due to the distribution of dividends by companies owned by the firm through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Fee Related Earnings	$755,397	$602,309	$153,088
Insurance Operating Earnings	253,213	170,224	82,989
Strategic Holdings Operating Earnings	40,852	—	40,852
Total Operating Earnings	1,049,462	772,533	276,929

Net Realized Performance Income	122,839	52,249	70,590
Net Realized Investment Income	117,764	100,839	16,925
Total Investing Earnings	240,603	153,088	87,515

Total Segment Earnings	1,290,065	925,621	364,444
Interest Expense, Net and Other	(79,952)	(101,475)	21,523
Income Taxes on Adjusted Earnings	(238,244)	(171,542)	(66,702)
Adjusted Net Income	$971,869	$652,604	$319,265

Total Operating Earnings
The increase in total operating earnings for the three months ended June 30, 2024 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. The higher level of insurance operating earnings was primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the three months ended June 30, 2024 compared to the prior period was primarily due to a higher level of net realized performance income and net realized investment income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended June 30, 2024 compared to the prior period was primarily due to an increase in total operating earnings and total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended June 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings and, to a lesser extent, a decrease in interest expense, net, partially offset by an increase in income taxes on adjusted earnings.

Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended June 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended June 30, 2024 and 2023, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $29.4 million and $10.5 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% and 2%, respectively, for three months ended June 30, 2024 and 2023.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Management Fees	$1,662,634	$1,487,044	$175,590
Transaction and Monitoring Fees, Net	374,942	332,407	42,535
Fee Related Performance Revenues	56,246	50,093	6,153
Fee Related Compensation	(366,419)	(420,778)	54,359
Other Operating Expenses	(303,265)	(297,879)	(5,386)
Fee Related Earnings	1,424,138	1,150,887	273,251
Realized Performance Income	753,854	324,732	429,122
Realized Performance Income Compensation	(553,017)	(211,094)	(341,923)
Realized Investment Income	273,299	312,856	(39,557)
Realized Investment Income Compensation	(40,993)	(46,897)	5,904
Asset Management Segment Earnings	$1,857,281	$1,530,484	$326,797
Management Fees
The following table presents management fees by business line:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Management Fees
Private Equity	$693,135	$636,422	$56,713
Real Assets	450,172	394,955	55,217
Credit and Liquid Strategies	519,327	455,667	63,660
Total Management Fees	$1,662,634	$1,487,044	$175,590
The increase in Private Equity management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund and our private equity K-Series vehicles and (ii) management fees earned from our Strategic Holdings segment in the current period. The increase was partially offset by a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital. During the six months ended June 30, 2024, approximately $26.8 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) management fees earned on new capital raised over the past twelve months at our infrastructure K-series vehicles, and (iii) a higher level of management fees earned from Diversified Core Infrastructure Fund due to an increase in its fee base from capital inflows and investment appreciation year over year. During the six months ended June 30, 2024, approximately $0.5 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) a higher level of management fees earned from FSK and (iii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base. The increase was partially offset by (i) a lower level of management fees from certain leveraged credit strategy accounts primarily due to a decrease in the funds' fee base from distributions to, and redemptions from, fund investors, and (ii) a lower level of management fees from certain SIG funds primarily due to a decrease in the funds' fee base from the sale of investments and certain SIG funds which no longer pay management fees as a result of an agreement to waive such fees.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$32,445	$67,416	$(34,971)
Real Assets	29,125	10,913	18,212
Credit and Liquid Strategies	5,554	1,777	3,777
Capital Markets	307,818	252,301	55,517
Total Transaction and Monitoring Fees, Net	$374,942	$332,407	$42,535
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
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets and Real Assets business lines, partially offset by a lower level of transaction fees earned in our Private Equity business line. The increase in capital markets transaction fees was primarily due to an increase in the number of capital markets transactions for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, reflecting increased levels of capital markets issuance activity across the global equity and leveraged loan markets. Overall, we completed 184 capital markets transactions for the six months ended June 30, 2024, of which 24 represented equity offerings and 160 represented debt offerings, as compared to 102 transactions for the six months ended June 30, 2023, of which 23 represented equity offerings and 79 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the six months ended June 30, 2024, approximately 22% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 15% for the six months ended June 30, 2023. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the six months ended June 30, 2024, approximately 34% of our transaction fees were generated outside of North America as compared to approximately 52% for the six months ended June 30, 2023. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Transaction and monitoring fees, net were higher for the six months ended June 30, 2024 compared to the prior period in our Real Assets business line primarily due to the increase in the level of transaction activity in the current period. Transaction and monitoring fees, net were lower for the six months ended June 30, 2024 compared to the prior period in our Private Equity business line primarily due to the decrease in the level of transaction activity in the current period. See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	17,606	12,759	4,847
Credit and Liquid Strategies	38,640	37,334	1,306
Total Fee Related Performance Revenues	$56,246	$50,093	$6,153
Fee related performance revenues were higher for the six months ended June 30, 2024 compared to the prior period primarily due to a performance fee being earned from one of our infrastructure K-Series vehicles in our Real Assets business line in the current period.
Fee Related Compensation
The decrease in fee related compensation for the six months ended June 30, 2024 compared to the prior period was primarily due to a lower percentage of fee related revenues recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR reduced the compensation range on fee related revenues to a 15% to 20% range.
Other Operating Expenses
The increase in other operating expenses for the six months ended June 30, 2024 compared to the prior period was primarily due to a higher level of corporate travel and information technology costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the six months ended June 30, 2024 compared to the prior period was primarily due to a (i) higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, (ii) a higher level of transaction fees earned in our Capital Markets and Real Assets business lines, and (iii) a lower level of fee related compensation, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Realized Performance Income
Private Equity	$593,240	$309,284	$283,956
Real Assets	124,966	9,686	115,280
Credit and Liquid Strategies	35,648	5,762	29,886
Total Realized Performance Income	$753,854	$324,732	$429,122

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Private Equity
Americas Fund XII	$398,493	$107,620	$290,873
Core Investment Vehicles	65,846	103,659	(37,813)
European Fund V	32,864	—	32,864
Private Equity K-Series	32,476	—	32,476
Co-Investment Vehicles and Other	16,057	9,130	6,927
North America Fund XI	10,948	23,486	(12,538)
Asian Fund III	6,721	23,002	(16,281)
Next Generation Technology Growth Fund	6,954	17,810	(10,856)
2006 Fund	961	4,271	(3,310)
Global Impact Fund	—	20,257	(20,257)
Other	21,920	49	21,871
Total Realized Performance Income	$593,240	$309,284	$283,956

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$124,342	$—	$124,342
Real Estate Partners Americas II	624	—	624
Global Infrastructure Investors II	—	9,686	(9,686)
Total Realized Performance Income	$124,966	$9,686	$115,280

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit and Other Funds	$12,541	$—	$12,541
Other	23,107	5,762	17,345
Total Realized Performance Income	$35,648	$5,762	$29,886
Realized performance income in our Private Equity business line for the six months ended June 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in AppLovin Corporation held by Americas Fund XII and a dividend from MásOrange held by European Fund V and (ii) performance income from our core investment vehicles and one of our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the six months ended June 30, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation held by Americas Fund XII, KnowBe4, Inc. held by Global Impact Fund and Next Generation Technology Fund, and Endeavor Group Holdings, Inc. held by North America Fund XI, and (ii) performance income from our core investment vehicles.
Realized performance income in our Real Assets business line for the six months ended June 30, 2024 consisted primarily of realized proceeds from the sale of our investment in ADNOC Oil Pipelines held by Global Infrastructure Investors III.
Realized performance income in our Real Assets business line for the six months ended June 30, 2023 consisted primarily of realized proceeds from the sale of our investment in Telxius Telecom, S.A.U. (infrastructure: telecommunications infrastructure sector) held by Global Infrastructure Investors II.
Realized performance income in our Credit & Liquid Strategies business line for the six months ended June 30, 2024 consisted primarily of (i) performance fees earned from our subadvisory agreement with a UK investment fund manager and (ii) realized proceeds from the sale of various investments at certain credit funds that are eligible to pay carried interest.

Realized performance income in our Credit and Liquid Strategies business line for the six months ended June 30, 2023 consisted of performance fees earned from our subadvisory agreement with a UK investment fund manager.
Realized Performance Income Compensation
The increase in realized performance income compensation for the six months ended June 30, 2024 compared to the prior period was primarily due to (i) a higher level of compensation recorded in connection with the higher level of realized performance income and (ii) a higher percentage of realized performance income recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR increased the compensation range on realized performance income to a 70% to 80% range.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$79,332	$127,384	$(48,052)
Interest Income and Dividends, Net	193,967	185,472	8,495
Total Realized Investment Income	$273,299	$312,856	$(39,557)
The decrease in realized investment income is primarily due to a lower level of net realized gains, partially offset by a higher level of interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and our subsidiaries, which can vary from period to period.
For the six months ended June 30, 2024, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, Darktrace Limited, and Australian Venue Co. (consumer products sector). Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our infrastructure investment, Indus Towers Ltd. (NSE: INDUSTOW), (ii) a realized loss on our private equity investment, Acteon Group Ltd., and (iii) realized losses from the sales of various revolving credit facilities.
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
For the six months ended June 30, 2024, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and (ii) dividend income primarily from our investments in Crescent and KREST.
For the six months ended June 30, 2023, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and to a lesser extent, our credit investments, and (ii) dividend income primarily from (i) our Americas real estate credit and equity investments and (ii) dividend distributions received from our investment in Resolution Life Holdings L.P. (financial services sector), and our investment in Diversified Core Infrastructure Fund.
Realized investment income includes the net income (loss) from KKR Capstone. For the six months ended June 30, 2024, total fees attributable to KKR Capstone were $40.1 million and total expenses attributable to KKR Capstone were $37.6 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures."

As of the date of this filing, we have transactions that are pending or that have closed after June 30, 2024, representing at least $500 million of realized performance income and realized investment income, which are expected to be realized in the third quarter 2024. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the third quarter 2024 or future quarters will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the six months ended June 30, 2024 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income. The compensation range on realized investment income did not change from the prior year and remains at its current range of 10% to 20%.
Operating and Capital Metrics
The following tables present our key operating and capital metrics:

	As of
	June 30, 2024	December 31, 2023	Change
	($ in millions)
Assets Under Management	$601,341	$552,801	$48,540
Fee Paying Assets Under Management	$487,320	$446,408	$40,912
Uncalled Commitments	$107,707	$98,557	$9,150

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in millions)
Capital Invested	$36,837	$19,357	$17,480
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2023 to June 30, 2024:

($ in millions)
December 31, 2023	$176,377
New Capital Raised	5,661
Distributions and Other	(5,311)
Redemptions	(2)
Change in Value	8,540
June 30, 2024	$185,265
AUM of our Private Equity business line was $185.3 billion at June 30, 2024, an increase of $8.9 billion, compared to $176.4 billion at December 31, 2023.
The increase was primarily attributable to (i) appreciation in investment value from Asian Fund III, Asian Fund IV, and Americas Fund XII, and, to a lesser extent, (ii) new capital raised from our private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, European Fund V, and Asian Fund III.

For the six months ended June 30, 2024, the value of our traditional private equity investment portfolio increased by 9%. This was comprised of a 25% increase in share prices of publicly held investments and a 6% increase in value of our privately held investments. For the six months ended June 30, 2024, the value of both our core private equity investment portfolio and our growth equity investment portfolio increased by 5%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, Kokusai Electric Corporation, and HD Hyundai Marine Solution Co. Ltd. These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were BridgeBio Pharma Inc. and BrightSpring Health Services, Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in Seiyu Group, Cloudera, Inc. (technology sector), and USI, Inc. These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V., Mills Fleet Farm Group LLC (retail sector), and PetVet Care Centers, LLC. The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2023 to June 30, 2024:

($ in millions)
December 31, 2023	$130,933
New Capital Raised	23,881
Distributions and Other	(3,888)
Redemptions	(193)
Change in Value	816
June 30, 2024	$151,549
AUM of our Real Assets business line was $151.5 billion at June 30, 2024, an increase of $20.6 billion, compared to $130.9 billion at December 31, 2023.
The increase was primarily attributable to new capital raised from Global Infrastructure Investors V, Global Atlantic, and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Asia Pacific Infrastructure Investors.
For the six months ended June 30, 2024, the value of our infrastructure investment portfolio increased 8% and the value of our opportunistic real estate equity investment portfolio increased by 3%.
The most significant increases in value across our Real Assets portfolio were increases in CyrusOne Inc., Global Technical Realty L.P. (infrastructure: telecommunications infrastructure sector), and Metronet Holdings, LLC. These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which was Ritchies Transport Limited. The increased valuations of our privately held investments, in the aggregate, generally related to individual company or asset performance. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2023 to June 30, 2024:

($ in millions)
December 31, 2023	$245,491
New Capital Raised	33,496
Distributions and Other	(13,214)
Redemptions	(4,639)
Change in Value	3,393
June 30, 2024	$264,527
AUM of our Credit and Liquid Strategies business line totaled $264.5 billion at June 30, 2024, an increase of $19.0 billion compared to AUM of $245.5 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds, and (iii) redemptions at Marshall Wace.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2023 to June 30, 2024:

($ in millions)
December 31, 2023	$107,726
New Capital Raised	11,917
Distributions and Other	(1,569)
Redemptions	(2)
Change in Value	168
June 30, 2024	$118,240
FPAUM of our Private Equity business line was $118.2 billion at June 30, 2024, an increase of $10.5 billion, compared to $107.7 billion at December 31, 2023.
The increase was primarily attributable to (i) assets we manage and earn a fee on from our Strategic Holdings segment beginning with the first quarter of 2024 and (ii) new capital raised from private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund II, North America Fund XI and Asian Fund III.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2023 to June 30, 2024:

($ in millions)
December 31, 2023	$112,254
New Capital Raised	21,549
Distributions and Other	(3,532)
Redemptions	(193)
Net Changes in Fee Base of Certain Funds	(2,137)
Change in Value	(1,367)
June 30, 2024	$126,574
FPAUM of our Real Assets business line was $126.6 billion at June 30, 2024, an increase of $14.3 billion, compared to $112.3 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Infrastructure Investors V, Global Atlantic and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders (ii) a change in fee base for Global Infrastructure Investors IV as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (iii) a decline in the value of the assets managed by KJRM due to the impact of the decline in the value of the Japanese yen.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2023 to June 30, 2024:

($ in millions)
December 31, 2023	$226,428
New Capital Raised	31,362
Distributions and Other	(13,470)
Redemptions	(4,639)
Change in Value	2,825
June 30, 2024	$242,506
FPAUM of our Credit and Liquid Strategies business line was $242.5 billion at June 30, 2024, an increase of $16.1 billion compared to $226.4 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, and (iii) redemptions at Marshall Wace.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2024, our Private Equity business line had $54.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $57.4 billion as of December 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.

Real Assets
As of June 30, 2024, our Real Assets business line had $33.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $24.7 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of June 30, 2024, our Credit and Liquid Strategies business line had $19.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $16.5 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the six months ended June 30, 2024, $3.7 billion of capital was invested by our Private Equity business line, as compared to $6.1 billion for the six months ended June 30, 2023. The decrease was driven primarily by a $3.0 billion decrease in capital invested in our core private equity strategy, partially offset by a $0.9 billion increase in capital invested in our traditional private equity strategy. During the six months ended June 30, 2024, 78% of capital deployed in private equity was in transactions in North America, 14% was in the Asia-Pacific region, and 8% was in Europe. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the six months ended June 30, 2024, $13.7 billion of capital was invested by our Real Assets business line, as compared to $7.9 billion for the six months ended June 30, 2023. The increase was driven primarily by a $5.4 billion increase in capital invested in our real estate strategy. During the six months ended June 30, 2024, 51% of capital deployed in real assets was in transactions in North America, 26% was in Europe, and 23% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the six months ended June 30, 2024, $19.4 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $5.4 billion for the six months ended June 30, 2023. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably asset-based finance and direct lending. During the six months ended June 30, 2024, 90% of capital deployed was in transactions in North America, 9% was in Europe, and 1% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Net Investment Income	$3,024,465	$2,555,049	$469,416
Net Cost of Insurance	(2,073,943)	(1,562,289)	(511,654)
General, Administrative and Other	(424,469)	(399,999)	(24,470)
Pre-tax Operating Earnings	526,053	592,761	(66,708)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(217,425)	217,425
Insurance Operating Earnings	$526,053	$375,336	$150,717
Net Investment Income
Net investment income increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of recent reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields due to higher market interest rates. These higher investment portfolio yields were offset in part by the impact in the current period of higher levels of cash and more liquid investments and investment-grade corporate bonds transferred as part of recent block reinsurance transactions that are pending rotation into higher yielding investments, and recent deployments into investments with lower near-term yields.
Net Cost of Insurance
Net cost of insurance increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to (i) growth in reserves in the institutional market as a result of recent reinsurance transactions and in the individual market as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General and administrative expenses increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to an increase in interest expense on floating rate debt (in connection with Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates and a net increase in total debt outstanding and partially offset by lower compensation expense.
Insurance Operating Earnings
Insurance operating earnings increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Dividends, Net	$61,572	$—	$61,572
Strategic Holdings Operating Earnings	61,572	—	61,572
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$61,572	$—	$61,572
Dividends, Net
For the six months ended June 30, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited, and FiberCop S.p.A. For the six months ended June 30, 2023, there were no dividends earned. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the six months ended June 30, 2024, the management fee was $15.7 million.
Net Realized Investment Income
For the six months ended June 30, 2024 and 2023, there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
The increase in our Strategic Holdings segment earnings for the six months ended June 30, 2024 compared to the prior period was due to the distribution of dividends by companies owned by the firm through our participation in the core private equity strategy.
Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
	($ in thousands)
Fee Related Earnings	$1,424,138	$1,150,887	$273,251
Insurance Operating Earnings	526,053	375,336	150,717
Strategic Holdings Operating Earnings	61,572	—	61,572
Total Operating Earnings	2,011,763	1,526,223	485,540

Net Realized Performance Income	200,837	113,638	87,199
Net Realized Investment Income	232,306	265,959	(33,653)
Total Investing Earnings	433,143	379,597	53,546

Total Segment Earnings	2,444,906	1,905,820	539,086
Interest Expense, Net and Other	(154,682)	(189,341)	34,659
Income Taxes on Adjusted Earnings	(454,610)	(344,599)	(110,011)
Adjusted Net Income	$1,835,614	$1,371,880	$463,734

Total Operating Earnings
The increase in total operating earnings for the six months ended June 30, 2024 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. The higher level of insurance operating earnings was primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the six months ended June 30, 2024 compared to the prior period was primarily due to a higher level of net realized performance income, partially offset by a lower level of net realized investment income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the six months ended June 30, 2024 compared to the prior period was primarily due to an increase in total operating earnings and total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the six months ended June 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings and, to a lesser extent, a decrease in interest expense, net, partially offset by an increase in income taxes on adjusted earnings.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the six months ended June 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings.
For the six months ended June 30, 2024 and 2023, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $55.6 million and $24.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% and 2%, respectively, for six months ended June 30, 2024 and 2023.

Segment Balance Sheet Measures
Asset Management Investment Portfolio

Beginning with the first quarter of 2024, we are reporting our investments from our core private equity strategy in our Strategic Holdings segment, and our investments from the investment strategies that we manage that are reported in the Asset Management segment excludes core private equity. To the extent our investments are realized at values above or below their cost in future periods, adjusted net income would be positively or negatively affected by the amount of any such gain or loss, respectively, during the period in which the realization event occurs. Our investments in Asset Management by asset class as of June 30, 2024 are as follows:

	As of June 30, 2024
	($ in thousands)
Asset Management Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,079,603	$2,744,409	25.0%
Growth Equity	327,703	1,107,418	10.1%
Private Equity Total	1,407,306	3,851,827	35.1%

Real Estate	1,460,259	1,363,034	12.4%
Energy	629,171	700,198	6.4%
Infrastructure	346,297	632,628	5.8%
Real Assets Total	2,435,727	2,695,860	24.6%

Leveraged Credit	1,416,176	1,398,047	12.7%
Alternative Credit	678,402	832,377	7.6%
Credit Total	2,094,578	2,230,424	20.3%

Other	2,225,644	2,206,062	20.0%

Total Asset Management Investments	$8,163,255	$10,984,173	100.0%

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

Global Atlantic's Investment Portfolio
As of June 30, 2024, 95% and 87% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2023, 96% and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of June 30, 2024 were Corporate securities, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"), comprising 24%, 7% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 92%, 97% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 92%, 73% and 57% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of June 30, 2024. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2023 were Corporate, RMBS and CMBS securities, comprising 28%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 93% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 61% and 56% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2023. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 26% and 27% as of June 30, 2024 and December 31, 2023, respectively.
Within the funds withheld receivable at interest portfolio, 96% and 97% of the fixed maturity securities were investment grade by NAIC designation as of both June 30, 2024 and December 31, 2023, respectively.
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
Substantially all of the AFS fixed maturity securities portfolio, 95% and 96% as of June 30, 2024 and December 31, 2023, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% and 4% as of June 30, 2024 and December 31, 2023, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of June 30, 2024 and December 31, 2023, 54% and 58% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of June 30, 2024 and December 31, 2023, approximately 5% and 6% of the portfolio is denominated in foreign currency, respectively.
As of June 30, 2024 and December 31, 2023, 92% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 92% and 95% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of June 30, 2024 and December 31, 2023, 15% and 11% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of June 30, 2024 and December 31, 2023, 90% and 89% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of June 30, 2024, Alt-A, Agency, Option ARM, Sub-prime and Re-Performing represent 39%, 24%, 15%, 7% and 7% of the total RMBS portfolio ($10.7 billion), respectively. As of December 31, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 45%, 21%, 10% and 10% of the total RMBS portfolio ($7.9 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of June 30, 2024 and December 31, 2023, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $687.6 million and $750.3 million based on NRSRO rating and $213.6 million and $267.2 million based on NAIC ratings, respectively. As of June 30, 2024, unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit quality of mortgage and other loan receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans and other loan receivables. As of June 30, 2024 and December 31, 2023, 29% and 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of June 30, 2024 and over half of the portfolio as of December 31, 2023. Office and retail properties represent approximately 21% and 23% of the portfolio as of June 30, 2024 and December 31, 2023, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of June 30, 2024 and December 31, 2023, 91% and 89% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 99% and over 98% of the commercial mortgage loan portfolio is current as of June 30, 2024 and December 31, 2023, respectively.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of June 30, 2024 and December 31, 2023, approximately 89% and 88%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less and for both June 30, 2024 and December 31, 2023, 2% have loan-to-value ratio over 90%.
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
As of June 30, 2024, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately $208.1 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2023, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $231.2 million were 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 63% as of both June 30, 2024 and December 31, 2023.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans and auto loans. As of June 30, 2024, 98% of the consumer loan portfolio is in current status and approximately $27.6 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $29.1 billion as of June 30, 2024, which included cash and short-term investments of $4.5 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of tax and other assets and liabilities, and it excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures:
Revenues

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in thousands)
Total GAAP Revenues	$4,171,910	$3,626,518	$13,828,648	$6,754,000
Impact of Consolidation and Other	308,598	184,775	592,421	394,553
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(738,125)	(696,897)	(2,001,067)	(1,145,915)
Realized Carried Interest - Asset Management	458,559	146,232	708,827	318,921
Realized Investment Income - Asset Management	138,546	118,022	273,299	312,856
Capstone Fees	(21,563)	(24,040)	(40,077)	(43,845)
Expense Reimbursements	(27,168)	(16,840)	(35,261)	(32,384)
Strategic Holdings Adjustments:
Strategic Holdings Segment Management Fees	8,183	—	15,667	—
Insurance Adjustments:
Net Premiums	(935,794)	(626,429)	(6,972,316)	(1,100,053)
Policy Fees	(333,900)	(315,382)	(662,847)	(629,184)
Other Income	(63,889)	(39,858)	(120,274)	(77,016)
(Gains) Losses from Investments (1)	308,517	193,770	567,000	454,277
Non-operating Changes in Policy Liabilities and Derivatives	33,189	(31,253)	52,992	(144,029)
Total Segment Revenues (2)	$3,307,063	$2,518,618	$6,207,012	$5,062,181
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$667,926	$844,463	$1,350,140	$1,167,207
Preferred Stock Dividends	—	17,249	—	34,499
Net Income (Loss) Attributable to Noncontrolling Interests	325,310	264,346	736,946	184,040
Income Tax Expense (Benefit)	216,969	324,955	486,170	473,702
Income (Loss) Before Tax (GAAP)	$1,210,205	$1,451,013	$2,573,256	$1,859,448
Impact of Consolidation and Other	(151,775)	(257,366)	(343,294)	(163,855)
Income Taxes on Adjusted Earnings	(238,244)	(171,542)	(454,610)	(344,599)
Asset Management Adjustments:
Unrealized (Gains) Losses	(76,175)	(235,521)	(475,253)	(115,587)
Unrealized Carried Interest	(190,143)	(435,495)	(1,136,959)	(638,154)
Unrealized Carried Interest Compensation	153,003	195,361	910,455	279,191
Transaction-related and Non-operating Items	1,308	7,192	62,983	13,999
Equity-based Compensation	66,535	45,261	140,312	104,278
Equity-based Compensation - Performance based	83,050	63,654	163,618	130,927
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(344,709)	(222,790)	(417,966)	(243,397)
Insurance Adjustments:(1)
(Gains) Losses from Investments(1)(2)	312,614	125,483	559,531	256,597
Non-operating Changes in Policy Liabilities and Derivatives(1)	106,465	57,463	180,328	163,954
Transaction-related and Non-operating Items(1)	—	3,199	—	3,199
Equity-based and Other Compensation(1)	35,323	23,898	64,389	60,291
Amortization of Acquired Intangibles(1)	4,412	2,794	8,824	5,588
Adjusted Net Income	$971,869	$652,604	$1,835,614	$1,371,880
Interest Expense, Net	77,101	95,357	149,908	177,597
Net Income Attributable to Noncontrolling Interests	2,851	6,118	4,774	11,744
Income Taxes on Adjusted Earnings	238,244	171,542	454,610	344,599
Total Segment Earnings	$1,290,065	$925,621	$2,444,906	$1,905,820
Net Realized Performance Income	(122,839)	(52,249)	(200,837)	(113,638)
Net Realized Investment Income	(117,764)	(100,839)	(232,306)	(265,959)
Total Operating Earnings	$1,049,462	$772,533	$2,011,763	$1,526,223
Total Investing Earnings	240,603	153,088	433,143	379,597
Depreciation and Amortization	12,549	11,051	25,052	21,485
Adjusted EBITDA	$1,302,614	$936,672	$2,469,958	$1,927,305
(1)For the three and six months ended June 30, 2023, amounts represent the portion allocable to KKR & Co. Inc.
(2)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
June 30, 2024
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock	$21,673,103
Impact of Consolidation and Other(1)	544,900
Exchangeable Securities	243,891
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	6,622,833
Book Value	$29,084,727
Cash and Cash Equivalents - Asset Management and Strategic Holdings - GAAP

As of
June 30, 2024
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings - GAAP	$7,829,321
Impact of Consolidation and Other(1)	(3,859,958)
Short-term Investments	502,393
Cash and Short-term Investments	$4,471,756
Investments - Asset Management and Strategic Holdings - GAAP

As of
June 30, 2024
($ in thousands)
Investments - Asset Management and Strategic Holdings - GAAP	$102,046,987
Impact of Consolidation and Other(1)	(90,560,421)
Short-term Investments	(502,393)
Investments - Asset Management Segment	$10,984,173
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
As of June 30, 2024, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.

As of June 30, 2024, netting holes in excess of $50 million existed at Health Care Strategic Growth Fund and North America Fund XI in the amounts of $117 million, and $64 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of June 30, 2024, approximately $564 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2024 fair values. As of June 30, 2024, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs or other investment vehicles pending the contribution of committed capital by the fund investors in such vehicles, and advancing capital to them for operational or other needs, including funding loans at KKR's sole discretion;
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
Capital Commitments
The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy in our Principal Activities business line, and in our Strategic Holdings segment.

The following table presents our uncalled commitments to our active investment funds and other vehicles as of June 30, 2024:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,045
Ascendant Fund	312
European Fund VI	124
Health Care Strategic Growth Fund II	79
Asian Fund IV	69
North America Fund XIII	61
Next Generation Technology Growth Fund III	7
Other Private Equity Vehicles	906
Total Private Equity Commitments	4,603

Real Assets
Global Infrastructure Investors V	600
Asia Pacific Infrastructure Investors II	222
Real Estate Partners Americas III	78
Asia Real Estate Partners	54
Real Estate Partners Europe II	44
Other Real Assets Vehicles	1,889
Total Real Assets Commitments	2,887

Credit and Liquid Strategies
Asia Credit	93
Opportunities Fund II	78
Asset-Based Finance Partners	60
Dislocation Opportunities Fund	57
Lending Partners IV	16
Lending Partners Europe II	16
Private Credit Opportunities Partners II	6
Other Credit and Liquid Strategies Vehicles	877
Total Credit and Liquid Strategies Commitments	1,203

Total Uncalled Commitments	$8,693
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of June 30, 2024, these commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. These arrangements with third parties reduce our risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded commitments as of June 30, 2024 have been reduced to reflect the amount to be funded by such third parties. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.

Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of June 30, 2024, an undiscounted payable of $381.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of June 30, 2024, approximately $103.9 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.175 per share of our common stock has been declared and will be paid on August 27, 2024 to holders of record of our common stock as of the close of business on August 12, 2024.
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at June 30, 2024 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio (including core private equity investments) is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2024, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 55%, and 7%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2024, less than 6% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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
Level III investments held by Global Atlantic are valued using either pricing services, broker-dealers, third-party asset managers, or internal models. Global Atlantic's valuation committee performs a quantitative and qualitative analysis over all pricing sources used to verify that it represents a reasonable estimate of fair value. As of June 30, 2024, less than 5% of the total value of Global Atlantic's Level III investments were not valued with the engagement of an independent valuation firm. Once valuations are approved by Global Atlantic's valuation committee, the valuations of its Level III investments, as well as the valuations of its Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of June 30, 2024, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2024, there were no investments (including in our new Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our holdings of equity securities of Crescent and BridgeBio Pharma, Inc. See "Risk Factors" in our Annual Report and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.

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
As of June 30, 2024, the net market risk liability balance totaled $1.0 billion. As of June 30, 2024, the liability balances for market risk benefits were $837.4 million for fixed-indexed annuities and $170.1 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2024
	Fixed-indexed Annuity	Other
($ in thousands)
Balance	$837,424	$170,060
Hypothetical Change:
+50 bps Interest Rates	(126,707)	(43,807)
-50 bps Interest Rates	141,621	48,416
+50 bps Instrument-specific Credit Risk	(121,682)	(22,288)
-50 bps Instrument-specific Credit Risk	135,512	24,519
+10% Equity Market Prices	(49,192)	(47,026)
-10% Equity Market Prices	32,414	53,565
95% of Expected Mortality	39,990	5,108
105% of Expected Mortality	(37,718)	(4,489)
90% of Expected Surrenders	22,458	2,248
110% of Expected Surrenders	(21,384)	(2,177)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $300.7 million as of June 30, 2024. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of June 30, 2024, variable annuities accounted for using the fair value option totaled $300.7 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of June 30, 2024
Variable Annuities
($ in thousands)
Balance	$300,735
Hypothetical Change:
+50 bps Interest Rates	(19,585)
-50 bps Interest Rates	21,221
+50 bps Instrument-specific Credit Risk	(12,505)
-50 bps Instrument-specific Credit Risk	12,965
+10% Equity Market Prices	(15,734)
-10% Equity Market Prices	18,382
95% of Expected Mortality	(5,119)
105% of Expected Mortality	4,892
90% of Expected Surrenders	458
110% of Expected Surrenders	(464)
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
As of June 30, 2024, the liability for future policy benefits totaled $10.5 billion, net of reinsurance, split between $8.9 billion associated with payout annuity products, and $1.6 billion of life and other insurance products (including assumed long-term care insurance where we retroceded mortality and morbidity risks to a third-party reinsurer.) The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2024
	Payout Annuities	Other
($ in thousands)
Balance	$8,869,737	$1,615,095
Hypothetical Change:
+50 bps Interest Rates	(166,597)	(325,881)
-50 bps Interest Rates	179,414	357,176
+50 bps Credit Spreads	(130,220)	(328,553)
-50 bps Credit Spreads	135,268	354,222
95% of Expected Mortality(1)	59,723	32,795
105% of Expected Mortality(1)	(56,647)	(31,163)
90% of Expected Surrenders/Lapses	—	(2,092)
110% of Expected Surrenders/Lapses	—	1,674
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
As of June 30, 2024, the additional liability balance of primarily interest-sensitive life totaled $5.8 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of June 30, 2024
Interest-sensitive Life
($ in thousands)
Balance	$5,802,920
Hypothetical Change:
+50 bps Interest Rates	567
-50 bps Interest Rates	(501)
+10% Equity Market Prices	(526)
-10% Equity Market Prices	(604)
1% Lower Annual Equity Growth	(3,899)
95% of Expected Mortality	(35,558)
105% of Expected Mortality	35,095
90% of Expected Surrenders	25,432
110% of Expected Surrenders	(24,205)
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
Global Atlantic calculates the embedded derivative as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate. In addition, the fair value of the embedded derivative is reduced to reflect instrument specific credit risk on Global Atlantic's obligation (that is, Global Atlantic's own credit risk).
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
As of June 30, 2024, the embedded derivative liability balance totaled $4.5 billion for fixed-indexed annuities, and $495.3 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2024
	Fixed-indexed Annuities	Interest Sensitive Life
($ in thousands)
Balance	$4,478,104	$495,342
Hypothetical Change:
+50 bps Interest Rates	(82,426)	(4,465)
-50 bps Interest Rates	85,426	4,653
+50 bps Credit Spreads	(104,261)	(4,465)
-50 bps Credit Spreads	107,384	4,653
+10% Equity Market Prices	458,378	26,733
-10% Equity Market Prices	(392,295)	(65,811)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of June 30, 2024, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $3.0 billion net asset ($114.3 million in funds withheld receivables at interest, and $(2.9) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2024
	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
($ in thousands)
Balance	$114,265	$(2,900,476)
Hypothetical Change:
+50 bps Interest Rates	(12,382)	(1,288,169)
-50 bps Interest Rates	17,333	1,384,405
+50 bps Investment Credit Spreads	(35,678)	(1,154,468)
-50 bps Investment Credit Spreads	35,678	1,250,705
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There was no material change to our market risks during the three months ended June 30, 2024. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Second Quarter of 2024
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plans representing the right to receive shares of common stock.
As of July 26, 2024, there is approximately $101 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the second quarter of 2024, no shares of common stock were repurchased, and 923,863 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2024 to April 30, 2024)	—	$—	—	$101,134
Month #2 (May 1, 2024 to May 31, 2024)	—	$—	—	$101,118
Month #3 (June 1, 2024 to June 30, 2024)	—	$—	—	$101,077
Total through June 30, 2024	—		—	$101,077

(1)In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On August 5, 2024, KKR & Co. Inc. (the "Company") amended and restated its certificate of incorporation (as amended and restated, the “Second Amended and Restated Certificate of Incorporation”). The certificate of incorporation was amended to, among other things, (i) exculpate the Company’s officers for monetary damages for breach of fiduciary duty, (ii) remove the right of affiliates that are not subsidiaries of the Company to be indemnified, (iii) eliminate the Company’s previously outstanding 6.00% Series C Mandatory Convertible Preferred Stock (“Series C Preferred Stock”), and (iv) restore the number of shares previously reserved for the issuance of Series C Preferred Stock to the total current number of authorized shares of preferred stock. The amendment to exculpate officers of the Company for monetary damages for breach of fiduciary duty was approved by the Conflicts Committee of the Board of Directors, and the directors who are also officers of the Company recused themselves from the adoption of the Second Amended and Restated Certificate of Incorporation by the Board of Directors. KKR Management, as the holder of the sole outstanding share of our Series I preferred stock of the Company, approved the adoption of the Second Amended and Restated Certificate of Incorporation. Because the amendments to the certificate of incorporation of the Company did not adversely affect the stockholders of the Company considered as a whole (or adversely affect any particular class or series of stock as compared to another class of series of stock, treating the common stock as a separate class) in any material respect, no separate vote of the common stockholders of the Company was required.
On August 5, 2024, the Company also amended and restated its bylaws (as amended and restated, the “Second Amended and Restated Bylaws”). The bylaws were amended to, among other things, update the scope of responsibilities of the Conflicts Committee of the Board of Directors, which amendment was approved by a majority of the independent directors of the Board of Directors. KKR Management, as the holder of the sole outstanding share of Series I preferred stock of the Company, also approved the adoption of the Second Amended and Restated Bylaws.
The foregoing description of the Second Amended and Restated Certificate of Incorporation and the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Certificate of Incorporation and the Second Amended and Restated Bylaws, respectively, which are filed as Exhibits 3.1 and 3.2 to this report, respectively, and are incorporated by reference herein.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of KKR & Co. Inc.
3.2	Second Amended and Restated Bylaws of KKR & Co. Inc.
4.1
Fourth Supplemental Indenture, dated as of May 30, 2024, among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024).

4.2	Fifth Supplemental Indenture, dated as of June 10, 2024, among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.3	Form of 1.559% Senior Note due 2029 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).
4.4	Form of 1.762% Senior Note due 2031 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).
4.5	Form of 2.083% Senior Note due 2034 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).
4.6	Form of 2.719% Senior Note due 2044 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).
4.7	Form of 3.008% Senior Note due 2054 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).
10.1 †
Fourth Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 4, 2024, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

Exhibit No.	Description of Exhibit
10.2 †
364-Day Revolving Credit Agreement, dated as of April 4, 2024, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings, L.P., Mizuho Bank Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

10.3 †
Credit Agreement, dated as of May 7, 2024, among Global Atlantic Limited (Delaware), Global Atlantic (Fin) Company, the Guarantors party thereto from time to time, the Lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

10.4	Third Amended and Restated Credit Agreement, dated as of July 3, 2024, among Kohlberg Kravis Roberts & Co. L.P., KKR Group Partnership L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and HSBC Bank USA, National Association, as Administrative Agent.
10.5	Fourth Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P., dated August 6, 2024.
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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and June 30, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and June 30, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 9, 2024