Form 10-Q
period 2024-09-30
KKR & Co. Inc.
filed 2024-11-05
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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

As of November 4, 2024, there were 888,228,909 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2024

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
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock were convertible (for periods prior to the date of its mandatory redemption, which occurred in September 2023), (iii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the 2019 Equity Incentive Plan and (iv) shares of common stock issuances from exchangeable securities, including vested partnership interests in KKR Holdings III L.P. Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the 2019 Equity Incentive Plan for which equity awards have not yet been granted.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,602,477	$8,393,892
Restricted Cash and Cash Equivalents	114,285	116,599
Investments	104,301,594	98,634,801
Due from Affiliates	2,034,664	1,446,852
Other Assets	5,552,218	4,975,223
	120,605,238	113,567,367
Insurance
Cash and Cash Equivalents	$5,857,308	$11,954,675
Restricted Cash and Cash Equivalents	388,369	342,954
Investments	172,377,108	141,370,323
Reinsurance Recoverable	46,386,313	36,617,344
Insurance Intangible Assets	5,092,908	4,450,824
Other Assets	5,814,459	4,883,707
Separate Account Assets	4,134,173	4,107,000
	240,050,638	203,726,827
Total Assets	$360,655,876	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,641,569	$44,886,870
Due to Affiliates	470,691	538,099
Accrued Expenses and Other Liabilities	11,919,685	7,718,415
	58,031,945	53,143,384
Insurance
Policy Liabilities (market risk benefit liabilities: $1,115,874 and $1,120,968, respectively.)	$184,050,410	$160,058,271
Debt Obligations	3,811,218	2,587,857
Funds Withheld Payable at Interest	45,389,307	34,339,522
Accrued Expenses and Other Liabilities	2,276,060	3,256,006
Reinsurance Liabilities	1,164,153	1,423,242
Separate Account Liabilities	4,134,173	4,107,000
	240,825,321	205,771,898
Total Liabilities	298,857,266	258,915,282

	September 30, 2024	December 31, 2023

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$1,322,308	$615,427

Stockholders' Equity
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 887,448,993 and 885,005,588 shares, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	8,874	8,850
Additional Paid-In Capital	18,266,988	17,549,157
Retained Earnings	11,312,398	9,818,336
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(5,504,575)	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	24,083,685	22,858,694
Noncontrolling Interests (See Note 22)	36,392,617	34,904,791
Total Equity	60,476,302	57,763,485
Total Liabilities and Equity	$360,655,876	$317,294,194

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of September 30, 2024 and December 31, 2023, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	September 30, 2024
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,430,145	$1,090,876	$—	$3,521,021
Restricted Cash and Cash Equivalents	—	105,804	—	105,804
Investments	25,862,833	60,409,585	—	86,272,418
Other Assets	508,248	285,719	—	793,967
	28,801,226	61,891,984	—	90,693,210
Insurance
Cash and Cash Equivalents	—	—	867,314	867,314
Investments	—	—	27,099,214	27,099,214
Other Assets	—	—	615,073	615,073
	—	—	28,581,601	28,581,601
Total Assets	$28,801,226	$61,891,984	$28,581,601	$119,274,811

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$26,189,098	$8,026,423	$—	$34,215,521
Accrued Expenses and Other Liabilities	1,493,869	674,253	—	2,168,122
	27,682,967	8,700,676	—	36,383,643
Insurance
Debt	—	—	32,300	32,300
Accrued Expenses and Other Liabilities	—	—	407,760	407,760
	—	—	440,060	440,060
Total Liabilities	$27,682,967	$8,700,676	$440,060	$36,823,703

	December 31, 2023
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$1,709,523	$1,162,174	$—	$2,871,697
Restricted Cash and Cash Equivalents	—	110,308	—	110,308
Investments	24,996,298	57,343,237	—	82,339,535
Other Assets	429,827	345,509	—	775,336
	27,135,648	58,961,228	—	86,096,876
Insurance
Cash and Cash Equivalents	—	—	783,015	783,015
Investments	—	—	22,556,040	22,556,040
Other Assets	—	—	491,607	491,607
	—	—	23,830,662	23,830,662
Total Assets	$27,135,648	$58,961,228	$23,830,662	$109,927,538

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$25,276,404	$8,554,449	$—	$33,830,853
Accrued Expenses and Other Liabilities	869,765	488,717	—	1,358,482
	26,146,169	9,043,166	—	35,189,335
Insurance
Accrued Expenses and Other Liabilities	—	—	337,162	337,162
Total Liabilities	$26,146,169	$9,043,166	$337,162	$35,526,497

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,105,666	$655,367	$2,621,516	$2,086,830
Capital Allocation-Based Income (Loss)	1,163,424	1,009,645	3,164,491	2,155,560
	2,269,090	1,665,012	5,786,007	4,242,390
Insurance
Net Premiums	621,218	220,212	7,593,534	1,320,265
Policy Fees	375,371	314,016	1,038,218	943,200
Net Investment Income	1,701,826	1,412,130	4,802,226	4,023,882
Net Investment-Related Gains (Losses)	(235,971)	(338,230)	(780,077)	(579,613)
Other Income	60,162	42,341	180,436	119,357
	2,522,606	1,650,469	12,834,337	5,827,091
Total Revenues	4,791,696	3,315,481	18,620,344	10,069,481

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,374,840	900,582	3,586,453	2,133,366
Occupancy and Related Charges	35,837	24,498	82,683	70,240
General, Administrative and Other	367,666	243,268	950,136	746,543
	1,778,343	1,168,348	4,619,272	2,950,149
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $54,469, $(117,654), $(35,501) and $(46,631), respectively; remeasurement (gain) loss on policy liabilities: $(74,645), $18,433, $(74,645) and $18,433, respectively.)	2,421,695	747,238	11,881,924	4,010,306
Amortization of Policy Acquisition Costs	49,360	17,656	78,416	62,037
Interest Expense	78,508	44,724	198,825	124,817
Insurance Expenses	211,148	154,311	655,338	551,750
General, Administrative and Other	206,951	183,246	571,503	599,029
	2,967,662	1,147,175	13,386,006	5,347,939
Total Expenses	4,746,005	2,315,523	18,005,278	8,298,088

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,314,626	1,468,209	2,345,455	1,878,885
Dividend Income	151,260	201,925	867,666	597,031
Interest Income	854,927	873,440	2,648,890	2,452,117
Interest Expense	(721,940)	(724,342)	(2,259,257)	(2,020,788)
Total Investment Income (Loss)	1,598,873	1,819,232	3,602,754	2,907,245

Income (Loss) Before Taxes	1,644,564	2,819,190	4,217,820	4,678,638

Income Tax Expense (Benefit)	209,896	437,210	696,066	910,912

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Income (Loss)	1,434,668	2,381,980	3,521,754	3,767,726
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(4,798)	(3,685)	57,546	(12,728)
Net Income (Loss) Attributable to Noncontrolling Interests	838,916	895,539	1,513,518	1,088,622
Net Income (Loss) Attributable to KKR & Co. Inc.	600,550	1,490,126	1,950,690	2,691,832

Series C Mandatory Convertible Preferred Stock Dividends	—	17,248	—	51,747

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$600,550	$1,472,878	$1,950,690	$2,640,085

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.68	$1.71	$2.20	$3.06
Diluted	$0.64	$1.64	$2.09	$2.95
Weighted Average Shares of Common Stock Outstanding
Basic	887,444,991	862,123,088	886,618,138	861,598,674
Diluted	941,967,479	909,056,980	933,079,377	911,716,705

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$1,434,668	$2,381,980	$3,521,754	$3,767,726

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	2,327,041	(1,593,271)	1,699,218	(681,184)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(687,406)	233,089	(414,922)	109,539

Foreign Currency Translation Adjustments	181,643	(73,324)	(19,338)	(198,177)

Comprehensive Income (Loss)	3,255,946	948,474	4,786,712	2,997,904

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(4,798)	(3,685)	57,546	(12,728)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	828,439	392,250	1,498,203	875,371

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$2,432,305	$559,909	$3,230,963	$2,135,261

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Amounts	Shares	Amounts	Shares
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,874	887,439,098	8,850	885,005,588
Clawback of Transfer Restricted Shares	—	—	—	(9,725)
Exchange of KKR Restricted Holdings Units	—	8,333	—	69,714
Private Placement Share Issuance	—	—	—	5,379
Net Delivery of Common Stock (Equity Incentive Plans)	—	1,562	24	2,378,037
End of Period	8,874	887,448,993	8,874	887,448,993
Additional Paid-In Capital
Beginning of Period	18,133,336		17,549,157
Compensation Modification (See Note 19)	—		226,011
Compensation Modification - Issuance of Holdings III Units (See Note 19)	—		(53,623)
Net Delivery of Common Stock (Equity Incentive Plans)	(84)		(93,054)
Equity-Based Compensation	77,590		233,849
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—		(40,789)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22 and 23)	56,131		317,228
Tax Effects of Changes in Ownership and Other	15		15
End of Period	18,266,988		18,266,988
Retained Earnings
Beginning of Period	10,867,154		9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	600,550		1,950,690
Common Stock Dividends ($0.175 and $0.52 per share)	(155,306)		(456,628)
End of Period	11,312,398		11,312,398
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(7,336,261)		(4,517,649)
Other Comprehensive Income (Loss)	1,831,755		1,280,273
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(69)		30,295
End of Period	(5,504,575)		(5,504,575)
Total KKR & Co. Inc. Stockholders' Equity	24,083,685		24,083,685
Noncontrolling Interests (See Note 22)	36,392,617		36,392,617
Total Equity	$60,476,302		$60,476,302

Redeemable Noncontrolling Interests (See Note 23)	$1,322,308		$1,322,308

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Amounts	Shares	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	1,115,792	22,998,802	1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	(1,115,792)	(22,998,802)	(1,115,792)	(22,999,974)
End of Period	—	—	—	—
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,580	857,987,641	8,611	861,110,478
Net Delivery of Common Stock (Equity Incentive Plans)	—	—	20	1,981,928
Clawback of Transfer Restricted Shares	—	(2,180)	—	(21,957)
Conversion of Series C Mandatory Convertible Preferred Stock	269	26,908,552	269	26,909,918
Repurchases of Common Stock	(3)	(308,808)	(54)	(5,395,162)
End of Period	8,846	884,585,205	8,846	884,585,205
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,186,898		16,190,407
Adoption of New Accounting Standard	—		93,650
Beginning of Period (as revised for the prior period)	16,186,898		16,284,057
Conversion of Series C Mandatory Convertible Preferred Stock	1,115,523		1,115,523
Excise Tax on Share Repurchases	(1,349)		(1,349)
Net Delivery of Common Stock (Equity Incentive Plans)	—		(31,775)
Repurchases of Common Stock	(17,566)		(289,790)
Equity-Based Compensation	44,846		141,798
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	—		107,241
Tax Effects of Changes in Ownership and Other	(867)		1,780
End of Period	17,327,485		17,327,485
Retained Earnings
Beginning of Period (as previously reported for the prior period)	7,592,571		6,315,711
Adoption of New Accounting Standard	—		385,396
Beginning of Period (as revised for the prior period)	7,592,571		6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	1,490,126		2,691,832
Series C Mandatory Convertible Preferred Stock Dividends ($0.75 and $2.25 per share for the three and nine months ended September 30, 2023, respectively)	(17,248)		(51,747)
Common Stock Dividends $0.165 and $0.485 per share for the three and nine months ended September 30, 2023, respectively)	(141,516)		(417,259)
End of Period	8,923,933		8,923,933
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(4,922,274)		(5,901,701)
Adoption of New Accounting Standard	—		599,901
Beginning of Period (as revised for the prior period)	(4,922,274)		(5,301,800)
Other Comprehensive Income (Loss)	(930,217)		(556,571)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	—		5,880
End of Period	(5,852,491)		(5,852,491)
Total KKR & Co. Inc. Stockholders' Equity	20,407,773		20,407,773
Noncontrolling Interests (See Note 22)	40,768,528		40,768,528
Total Equity	$61,176,301		$61,176,301

Redeemable Noncontrolling Interests (See Note 23)	$421,874		$421,874
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net Income (Loss)	$3,521,754	$3,767,726
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	552,987	478,253
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	(285,679)	358,929
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(2,059,776)	(2,237,814)
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(3,164,491)	(2,155,560)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	2,545,702	1,707,435
Net Accretion and Amortization	(88,832)	52,177
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	3,003,466	2,014,334
Other Non-Cash Amounts	230,758	94,842
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	1,012,179	354,989
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	308,395	570,907
Change in Deferred Policy Acquisition Costs - Insurance	(608,967)	(374,129)
Change in Policy Liabilities and Accruals, Net - Insurance	(288,359)	(691,470)
Change in Consolidation	77,255	(4,247)
Change in Due from / to Affiliates	(565,869)	112,053
Change in Other Assets	(1,126,868)	645,510
Change in Accrued Expenses and Other Liabilities	3,172,423	251,716
Investments Purchased - Asset Management and Strategic Holdings	(33,483,469)	(27,080,157)
Proceeds from Investments - Asset Management and Strategic Holdings	34,008,924	19,533,570
Net Cash Provided (Used) by Operating Activities	6,761,533	(2,600,936)

Investing Activities
Purchases of Fixed Assets	(88,369)	(79,181)
Investments Purchased - Insurance	(60,261,313)	(19,650,977)
Proceeds from Investments - Insurance	43,527,269	14,995,591
Other Investing Activities, Net - Insurance	27,721	38,663
Net Cash Provided (Used) by Investing Activities	(16,794,692)	(4,695,904)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	—	(51,747)
Common Stock Dividends	(456,628)	(417,259)
Distributions to Redeemable Noncontrolling Interests	(20,432)	(1,998)
Contributions from Redeemable Noncontrolling Interests	671,530	312,356
Distributions to Noncontrolling Interests	(6,767,940)	(5,280,792)
Contributions from Noncontrolling Interests	5,942,333	9,290,719
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—
Net Delivery of Common Stock (Equity Incentive Plans)	(93,030)	(31,755)
Repurchases of Common Stock	—	(289,844)
Proceeds from Debt Obligations	21,191,234	11,628,480
Repayment of Debt Obligations	(18,770,321)	(8,753,800)
Financing Costs Paid	(18,282)	(12,387)
Additions to Contractholder Deposit Funds - Insurance	23,011,953	11,756,389
Withdrawals from Contractholder Deposit Funds - Insurance	(16,764,510)	(12,113,301)
Reinsurance Transactions, Net of Cash Provided - Insurance	47,821	79,903
Other Financing Activity, Net - Insurance	(1,168,914)	(483,536)
Net Cash Provided (Used) by Financing Activities	4,182,584	5,631,428

	Nine Months Ended September 30,
	2024	2023
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,894	(9,116)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(5,845,681)	$(1,674,528)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	20,808,120	13,385,370
Cash, Cash Equivalents and Restricted Cash, End of Period	$14,962,439	$11,710,842

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,393,892	$6,705,325
Restricted Cash and Cash Equivalents	116,599	253,431
Total Asset Management and Strategic Holdings	8,510,491	6,958,756
Insurance
Cash and Cash Equivalents	$11,954,675	$6,118,231
Restricted Cash and Cash Equivalents	342,954	308,383
Total Insurance	12,297,629	6,426,614

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$20,808,120	$13,385,370

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,602,477	$6,977,836
Restricted Cash and Cash Equivalents	114,285	74,043
Total Asset Management and Strategic Holdings	8,716,762	7,051,879
Insurance
Cash and Cash Equivalents	$5,857,308	$4,316,606
Restricted Cash and Cash Equivalents	388,369	342,357
Total Insurance	6,245,677	4,658,963

Cash, Cash Equivalents and Restricted Cash, End of Period	$14,962,439	$11,710,842

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$2,145,165	$1,958,661
Payments for Income Taxes	$482,665	$809,873
Payments for Operating Lease Liabilities	$48,366	$43,511

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$34,317	$—
Non-Cash Distribution to Noncontrolling Interests	$—	$(279,798)
Debt Obligations - Net Gains (Losses), Translation and Other	$(432,918)	$(396,043)
Right-of-Use Assets obtained in Exchange for new Operating Lease Liabilities	$—	$24,809
Investments Acquired through Reinsurance Agreements	$11,393,248	$788,095
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,047,850	$43,968

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$(81,971)	$(335,637)
Investments - Insurance	$—	$(93,545)
Other Assets	$12,084	$(2,780)
Debt Obligations	$(1,063,374)	$—
Accrued Expenses and Other Liabilities	$5,952	$(20,434)
Noncontrolling Interests	$1,163,105	$(360,877)
Redeemable Noncontrolling Interests	$—	$(27,821)

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of September 30, 2024, KKR & Co. Inc. held indirectly approximately 99.2% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings").
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the nine months ended September 30, 2024, there were no significant updates to KKR’s significant accounting policies.

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
KKR tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below its reportable segments, on an annual basis, or, when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the insurance segment, and goodwill recorded as a result of the acquisition of KJR Management ("KJRM") has been allocated to the asset management segment. In the first quarter of 2024, the change in reportable segments required the identification of a new reporting unit related to the creation of the Strategic Holdings segment and the allocation of goodwill to this reporting unit based on the relative fair value approach.
During the third quarter of 2024, KKR performed its annual impairment analysis for the goodwill recorded at the asset management, strategic holdings and insurance reporting units.
KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at its reporting units. Based upon these assessments, KKR determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.
Additionally, during the third quarter of 2024, KKR performed its annual impairment analysis on KJRM’s investment management contracts recorded at KKR’s asset management business, which were determined to have indefinite useful lives and are not subject to amortization. KKR elected to perform a qualitative assessment for the purposes of its impairment analysis. Based upon this assessment, KKR determined that it is more likely than not that the fair value of the KJRM investment management contracts exceeded their carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, and current and projected financial performance.
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

3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three and nine months ended September 30, 2024 and 2023, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management Fees	$521,573	$458,624	$1,478,403	$1,358,526
Fee Credits	(257,974)	(60,671)	(435,476)	(167,814)
Transaction Fees	732,129	180,794	1,267,204	660,049
Monitoring Fees	43,622	34,253	135,902	98,902
Incentive Fees	4,386	3,150	38,215	21,721
Expense Reimbursements	32,789	15,982	68,050	48,366
Consulting Fees	29,141	23,235	69,218	67,080
Fees and Other	1,105,666	655,367	2,621,516	2,086,830

Carried Interest	1,071,164	841,092	2,856,414	1,724,777
General Partner Capital Interest	92,260	168,553	308,077	430,783
Total Capital Allocation-Based Income (Loss)	1,163,424	1,009,645	3,164,491	2,155,560

Total Revenues	$2,269,090	$1,665,012	$5,786,007	$4,242,390

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(100,037)	$1,606,607	$1,506,570	$75,764	$902,439	$978,203
Credit (1)	(6,697)	16,244	9,547	(5,249)	(53,016)	(58,265)
Investments of Consolidated CFEs (1)	(71,668)	46,225	(25,443)	(46,266)	370,853	324,587
Real Assets (1)	342,196	(239,711)	102,485	(313,139)	486,868	173,729
Equity Method - Other (1)	84,461	261,934	346,395	130,634	51,227	181,861
Other Investments (1)	20,529	100,905	121,434	5,190	(84,446)	(79,256)
Foreign Exchange Forward Contracts and Options (2)	1,576	(440,759)	(439,183)	61,211	105,328	166,539
Securities Sold Short (2)	(7,171)	(5,406)	(12,577)	(938)	9,967	9,029
Other Derivatives (2)	(17,283)	(2,074)	(19,357)	(205)	11,621	11,416
Debt Obligations and Other (3)	6,623	(281,868)	(275,245)	23,989	(263,623)	(239,634)
Net Gains (Losses) From Investment Activities	$252,529	$1,062,097	$1,314,626	$(69,009)	$1,537,218	$1,468,209

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(75,157)	$2,053,432	$1,978,275	$247,689	$1,373,121	$1,620,810
Credit (1)	61,597	(142,345)	(80,748)	(305,061)	368,744	63,683
Investments of Consolidated CFEs (1)	(68,378)	54,177	(14,201)	(96,148)	939,835	843,687
Real Assets (1)	291,310	(234,798)	56,512	(252,085)	(22,676)	(274,761)
Equity Method - Other (1)	288,450	405,124	693,574	188,670	314,010	502,680
Other Investments (1)	(250,458)	361,342	110,884	(317,609)	103,631	(213,978)
Foreign Exchange Forward Contracts and Options (2)	59,414	(225,344)	(165,930)	63,682	71,525	135,207
Securities Sold Short (2)	(23,920)	5,285	(18,635)	(1,894)	6,539	4,645
Other Derivatives (2)	(24,780)	6,694	(18,086)	13,743	17,532	31,275
Debt Obligations and Other (3)	27,601	(223,791)	(196,190)	100,084	(934,447)	(834,363)
Net Gains (Losses) From Investment Activities	$285,679	$2,059,776	$2,345,455	$(358,929)	$2,237,814	$1,878,885
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
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed Maturity Securities – Interest and Other Income	$1,428,699	$1,128,962	$4,173,336	$3,265,774
Mortgage and Other Loan Receivables	725,463	491,922	1,914,700	1,423,142
Investments in Transportation and Other Leased Assets	87,321	81,365	249,827	236,280
Investments in Renewable Energy	24,044	41,061	49,446	78,990
Investments in Real Estate	86,491	42,447	184,729	121,908
Short-term and Other Investment Income	170,157	52,072	462,408	184,366
Income Assumed from Funds Withheld Receivable at Interest	20,717	23,765	61,433	71,547
Policy Loans	20,180	9,588	64,260	28,289
Income Ceded to Funds Withheld Payable at Interest	(640,254)	(331,691)	(1,746,618)	(950,174)
Gross Investment Income	1,922,818	1,539,491	5,413,521	4,460,122
Less Investment Expenses:
Investment Management and Administration	146,693	83,424	379,015	248,902
Transportation, Renewable Energy and Real-estate Asset Depreciation and Maintenance	51,797	45,931	151,716	152,319
Interest Expense on Derivative Collateral and Repurchase Agreements	22,502	(1,994)	80,564	35,019
Net Investment Income	$1,701,826	$1,412,130	$4,802,226	$4,023,882

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
Net investment-related losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized Losses on Available-for-sale Fixed Maturity Debt Securities	$(285,352)	$(15,156)	$(387,975)	$(67,195)
Credit Loss Allowances on Available-for-sale Securities	(59,195)	24,916	(50,455)	(82,024)
Credit Loss Allowances on Mortgage and Other Loan Receivables	(92,293)	(29,824)	(263,749)	(124,515)
Allowances on Unfunded Commitments	(1,663)	(5,100)	25,598	26,494
Impairment of Available-for-sale Fixed Maturity Debt Securities Due to Intent to Sell	—	—	—	(26,741)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	1,056,483	(594,218)	471,647	(284,555)
Unrealized Gains (Losses) on Investments Recognized under the Fair-value Option and Equity Investments	20,589	(6,750)	(56,579)	(65,963)
Unrealized Losses on Real Estate Investments Recognized at Fair Value Under Investment Company Accounting	(26,503)	(26,442)	(133,280)	(6,621)
Net (Losses) Gains on Derivative Instruments	(877,533)	314,380	(451,747)	44,399
Realized (Losses) Gains on Funds Withheld at Interest Payable Portfolio	(20,158)	5,720	50,147	13,332
Realized (Losses) Gains on Funds Withheld at Interest Receivable Portfolio	(24,194)	(4,821)	(47,242)	892
Other Realized Gains (Losses)	73,848	(935)	63,558	(7,116)
Net Investment-Related Losses	$(235,971)	$(338,230)	$(780,077)	$(579,613)
Allowance for credit losses
Available-for-sale fixed maturity securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$64,610	$150,604	$215,214	$49,008	$219,704	$268,712
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	19,132	292	19,424	41,475	1,552	43,027
Accretion of Initial Credit Loss Allowance on PCD Securities	—	125	125	—	440	440
Reductions due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(38)	(3,145)	(3,183)	(278)	(11,972)	(12,250)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	105	39,666	39,771	17,233	(9,805)	7,428
Balances Charged Off	(22,840)	—	(22,840)	(46,469)	(12,377)	(58,846)
Balance, as of End of Period	$60,969	$187,542	$248,511	$60,969	$187,542	$248,511

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of beginning of period	$22,951	$206,347	$229,298	$1,298	$127,034	$128,332
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	111	6,325	6,436	20,848	53,333	74,181
Accretion of Initial Credit Loss Allowance on PCD Securities	—	237	237	—	924	924
Reductions due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(584)	(3,836)	(4,420)	(584)	(10,497)	(11,081)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	(4,038)	(27,314)	(31,352)	(3,122)	10,965	7,843
Balance, as of End of Period	$18,440	$181,759	$200,199	$18,440	$181,759	$200,199
Mortgage and other loan receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$308,367	$90,234	$202,655	$601,256	$319,631	$107,204	$175,608	$602,443
Net Provision (Release)	64,482	8,263	19,548	92,293	151,822	(5,925)	117,852	263,749
Charge-offs	(44,487)	(2,334)	(34,932)	(81,753)	(143,091)	(5,116)	(117,496)	(265,703)
Recoveries of Amounts Previously Charged-off	3,564	—	5,884	9,448	3,564	—	17,191	20,755
Balance, as of End of Period	$331,926	$96,163	$193,155	$621,244	$331,926	$96,163	$193,155	$621,244

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$239,866	$139,936	$198,247	$578,049	$227,315	$125,824	$207,089	$560,228
Net Provision (Release)	21,725	(14,663)	22,762	29,824	48,276	2,871	73,368	124,515
Charge-offs	—	(2,648)	(41,520)	(44,168)	(14,000)	(6,070)	(111,468)	(131,538)
Recoveries of Amounts Previously Charged-off	—	—	5,334	5,334	—	—	15,834	15,834
Balance, as of End of Period	$261,591	$122,625	$184,823	$569,039	$261,591	$122,625	$184,823	$569,039
Proceeds and gross gains and losses from voluntary sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$6,975,389	$1,180,675	$15,934,858	$4,316,003
Gross Gains	$51,468	$15,152	$95,192	$45,717
Gross Losses	$(334,092)	$(27,499)	$(453,105)	$(108,355)

7. INVESTMENTS
Investments consist of the following:

	September 30, 2024	December 31, 2023
Asset Management and Strategic Holdings
Private Equity	$34,408,460	$32,742,484
Credit	7,576,289	8,274,904
Investments of Consolidated CFEs	25,862,833	24,996,298
Real Assets	13,215,039	12,000,008
Equity Method - Other	8,297,044	8,163,831
Equity Method - Capital Allocation-Based Income	9,923,819	7,877,904
Other Investments	5,018,110	4,579,372
Investments - Asset Management and Strategic Holdings	$104,301,594	$98,634,801

Insurance
Fixed Maturity Securities, Available-for-sale, at Fair Value(1)	$77,596,235	$69,414,188
Mortgage and Other loan Receivables	51,671,539	39,177,927
Fixed Maturity Securities, Trading, at Fair Value(2)	24,152,244	18,805,470
Other Investments	14,597,929	9,683,326
Funds Withheld Receivable at Interest	2,554,196	2,713,645
Policy Loans	1,610,448	1,556,030
Equity Securities at Fair Value	194,517	19,737
Investments - Insurance	$172,377,108	$141,370,323

Total Investments	$276,678,702	$240,005,124
(1)Amortized cost of $84.8 billion and $78.7 billion, net of credit loss allowances of $248.5 million and $268.7 million, respectively.
(2)Amortized cost of $25.4 billion and $20.5 billion, respectively. Trading fixed maturity securities are held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.

As of September 30, 2024 and December 31, 2023, there were no investments which represented greater than 5% of total investments.

Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of September 30, 2024			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,688,473	$—	$83,209	$(68,842)	$2,702,840
U.S. State, Municipal and Political Subdivisions	4,964,066	—	19,998	(836,307)	4,147,757
Corporate	47,673,807	(60,969)	434,723	(5,640,948)	42,406,613
Residential Mortgage-backed Securities, or “RMBS”	11,364,665	(119,582)	102,507	(532,564)	10,815,026
Commercial Mortgage-backed Securities, or “CMBS”	8,350,055	(48,661)	26,467	(428,662)	7,899,199
Collateralized Bond Obligations, or “CBOs”	2,627,101	(1,133)	—	(68,669)	2,557,299
CLOs	4,082,054	(8,704)	20,339	(22,647)	4,071,042
Asset-Backed Securities, or “ABSs”	3,065,839	(9,462)	29,624	(89,542)	2,996,459
Total AFS Fixed Maturity Securities	$84,816,060	$(248,511)	$716,867	$(7,688,181)	$77,596,235
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment (losses) gains) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed-maturity securities of $(8.0) million.

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of September 30, 2024	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$1,484,829	$1,471,191
Due After One Year Through Five Years	13,228,006	13,129,199
Due After Five Years Through Ten Years	8,101,805	7,882,628
Due After Ten Years	32,450,737	26,774,192
Subtotal	55,265,377	49,257,210
RMBS	11,245,083	10,815,026
CMBS	8,301,394	7,899,199
CBOs	2,625,968	2,557,299
CLOs	4,073,350	4,071,042
ABSs	3,056,377	2,996,459
Total AFS Fixed Maturity Securities	$84,567,549	$77,596,235
Securities in a continuous unrealized loss position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 months		12 months or More		Total
As of September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$280,737	$(6,861)	$219,387	$(61,981)	$500,124	$(68,842)
U.S. State, Municipal and Political Subdivisions	30,826	(885)	3,648,599	(835,422)	3,679,425	(836,307)
Corporate	3,615,097	(149,370)	21,044,515	(5,491,578)	24,659,612	(5,640,948)
RMBS	1,105,274	(29,841)	4,136,740	(502,723)	5,242,014	(532,564)
CMBS	813,484	(5,241)	4,782,526	(423,421)	5,596,010	(428,662)
CBOs	1,181	(8)	2,556,117	(68,661)	2,557,298	(68,669)
CLOs	162,512	(536)	354,552	(22,111)	517,064	(22,647)
ABSs	221,232	(3,438)	1,497,399	(86,104)	1,718,631	(89,542)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$6,230,343	$(196,180)	$38,239,835	$(7,492,001)	$44,470,178	$(7,688,181)

	Less Than 12 months		12 months or More		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$94,807	$(2,512)	$198,750	$(66,417)	$293,557	$(68,929)
U.S. State, Municipal and Political Subdivisions	112,468	(4,140)	3,829,447	(980,993)	3,941,915	(985,133)
Corporate	4,360,234	(189,026)	27,108,292	(6,403,117)	31,468,526	(6,592,143)
RMBS	1,371,230	(66,550)	4,354,902	(608,000)	5,726,132	(674,550)
CMBS	332,095	(4,535)	6,031,766	(726,823)	6,363,861	(731,358)
CBOs	1,867	(118)	2,804,612	(143,700)	2,806,479	(143,818)
CLOs	246,728	(868)	1,679,813	(51,497)	1,926,541	(52,365)
ABSs	553,438	(15,760)	1,742,373	(143,926)	2,295,811	(159,686)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$7,072,867	$(283,509)	$47,749,955	$(9,124,473)	$54,822,822	$(9,407,982)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $567.5 million and $694.6 million as of September 30, 2024 and December 31, 2023, respectively. The single largest unrealized loss on AFS fixed maturity securities was $46.6 million and $53.4 million as of September 30, 2024 and December 31, 2023, respectively. Global Atlantic had 4,792 and 5,886 securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 4,142 debt securities. These debt securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	September 30, 2024	December 31, 2023
Commercial Mortgage Loans(1)	$24,892,488	$21,861,245
Residential Mortgage Loans(1)	21,166,505	12,722,778
Consumer Loans	4,808,296	4,424,882
Other Loan Receivables(2)	1,425,494	771,465
Total Mortgage and Other Loan Receivables	52,292,783	39,780,370
Allowance for Credit Losses(3)	(621,244)	(602,443)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$51,671,539	$39,177,927
(1)Includes $596.4 million and $697.4 million of loans carried at fair value using the fair value option as of September 30, 2024 and December 31, 2023, respectively. The fair value option was elected for these loans for asset-liability matching purposes. These loans had unpaid principal balances of $665.1 million and $785.2 million as of September 30, 2024 and December 31, 2023, respectively.
(2)As of September 30, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft and loans collateralized by residential mortgages of $501.8 million, $411.6 million, $306.4 million and $200.0 million, respectively. As of December 31, 2023, other loan receivables consisted primarily of loans collateralized by aircraft and loans collateralized by residential mortgages of $315.4 million and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(70.9) million and $(91.7) million as of September 30, 2024 and December 31, 2023, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of September 30, 2024:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2024	$30,659	$924,578	$955,237
2025	13,247	4,163,869	4,177,116
2026	641,891	7,228,224	7,870,115
2027	694,995	5,972,908	6,667,903
2028	127,673	1,651,147	1,778,820
2029	11,855	1,456,911	1,468,766
Thereafter	19,646,185	3,494,851	23,141,036
Total	$21,166,505	$24,892,488	$46,058,993
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	September 30, 2024		December 31, 2023
South Atlantic	$12,745,571	27.7%	$9,653,955	27.9%
Pacific	11,694,902	25.4%	8,649,256	25.0%
Middle Atlantic	5,521,793	12.0%	4,436,129	12.8%
West South Central	5,394,194	11.7%	4,202,501	12.2%
Mountain	4,143,364	9.0%	3,262,801	9.4%
New England	1,635,089	3.5%	1,470,741	4.3%
East North Central	1,512,154	3.3%	1,166,460	3.4%
East South Central	976,295	2.1%	731,053	2.1%
West North Central	466,544	1.0%	358,609	1.0%
Foreign and other regions	1,969,087	4.3%	652,518	1.9%
Total by Geographic Region	$46,058,993	100.0%	$34,584,023	100.0%

Mortgage Loans – Carrying Value by Property Type	September 30, 2024		December 31, 2023
Residential	$21,166,505	46.0%	$12,722,778	36.8%
Multi-family	12,816,018	27.8%	11,495,638	33.2%
Industrial	5,995,547	13.0%	4,415,819	12.8%
Office Building	4,362,688	9.5%	4,586,277	13.3%
Other Property Types	904,038	2.0%	578,799	1.7%
Retail	471,538	1.0%	493,596	1.4%
Warehouse	342,659	0.7%	291,116	0.8%
Total by Property Type	$46,058,993	100.0%	$34,584,023	100.0%
As of September 30, 2024 and December 31, 2023, Global Atlantic had $368.8 million and $510.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit quality indicators
Mortgage and loan receivable performance status
The following table represents the portfolio of mortgage and loan receivables by origination year and performance status as of September 30, 2024 and December 31, 2023:

	By Year of Origination
Performance Status as of September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-offs for the Nine Months Ended September 30, 2024	$—	$—	$—	$(80,798)	$(10,695)	$(51,598)	$(143,091)

Current	$3,785,908	$3,577,384	$6,277,362	$6,427,647	$621,858	$4,000,782	$24,690,941
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	62,586	62,586
90 days or More Past Due or in Process of Foreclosure	—	—	—	138,961	—	—	138,961
Total Commercial Mortgage Loans	$3,785,908	$3,577,384	$6,277,362	$6,566,608	$621,858	$4,063,368	$24,892,488
Residential Mortgage Loans
Gross Charge-offs for the Nine Months Ended September 30, 2024	$(15)	$(7)	$(1,308)	$(2,565)	$(524)	$(697)	$(5,116)

Current	$7,450,608	$4,245,179	$1,907,434	$4,191,686	$1,255,271	$1,569,854	$20,620,032
30 to 59 Days Past Due	39,953	54,281	36,798	33,144	4,314	79,418	247,908
60 to 89 Days Past Due	10,834	15,298	6,204	8,513	1,238	26,644	68,731
90 days or More Past Due or in Process of Foreclosure	2,735	23,749	21,575	60,998	7,854	112,923	229,834
Total Residential Mortgage Loans	$7,504,130	$4,338,507	$1,972,011	$4,294,341	$1,268,677	$1,788,839	$21,166,505
Consumer Loans
Gross Charge-offs for the Nine Months Ended September 30, 2024	$(421)	$(4,128)	$(17,095)	$(57,920)	$(15,160)	$(22,582)	$(117,306)

Current	$549,810	$505,671	$481,100	$1,469,991	$598,206	$1,101,452	$4,706,230
30 to 59 Days Past Due	449	2,436	5,072	23,537	4,145	15,623	51,262
60 to 89 Days Past Due	98	1,089	2,267	11,435	2,105	8,147	25,141
90 days or More Past Due or in Process of Foreclosure	172	2,282	3,067	10,022	2,899	7,221	25,663
Total Consumer Loans	$550,529	$511,478	$491,506	$1,514,985	$607,355	$1,132,443	$4,808,296
Total Mortgage and Consumer Loan Receivables	$11,840,567	$8,427,369	$8,740,879	$12,375,934	$2,497,890	$6,984,650	$50,867,289

	By Year of Origination
Performance Status as of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2023	$—	$—	$—	$—	$(14,000)	$(7,616)	$(21,616)

Current	$3,600,652	$6,278,419	$6,633,293	$624,457	$1,395,717	$2,969,381	$21,501,919
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	79,635	79,635
90 days or More Past Due or in Process of Foreclosure	—	—	182,069	36,859	—	60,763	279,691
Total Commercial Mortgage Loans	$3,600,652	$6,278,419	$6,815,362	$661,316	$1,395,717	$3,109,779	$21,861,245
Residential Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2023	$(6)	$(1,228)	$(2,244)	$(913)	$(1,412)	$(2,373)	$(8,176)

Current	$2,794,600	$1,981,373	$4,518,357	$1,358,200	$221,566	$1,365,231	$12,239,327
30 to 59 Days Past Due	43,432	22,291	37,082	3,554	5,461	84,079	195,899
60 to 89 Days Past Due	8,467	8,520	9,991	1,437	1,389	26,565	56,369
90 days or More Past Due or in Process of Foreclosure	2,518	19,326	72,753	12,048	9,265	115,273	231,183
Total Residential Mortgage Loans	$2,849,017	$2,031,510	$4,638,183	$1,375,239	$237,681	$1,591,148	$12,722,778
Consumer Loans
Gross Charge-offs for the Year Ended December 31, 2023	$(185)	$(18,117)	$(83,147)	$(23,273)	$(15,740)	$(19,783)	$(160,245)

Current	$109,393	$497,113	$1,726,280	$701,655	$610,988	$656,270	$4,301,699
30 to 59 Days Past Due	1,707	4,229	28,966	5,082	4,497	12,686	57,167
60 to 89 Days Past Due	1,193	2,548	14,872	3,298	2,561	6,756	31,228
90 days or More Past Due or in Process of Foreclosure	2,597	3,991	13,461	4,281	3,907	6,551	34,788
Total Consumer Loans	$114,890	$507,881	$1,783,579	$714,316	$621,953	$682,263	$4,424,882
Total Mortgage and Consumer Loan Receivables	$6,564,559	$8,817,810	$13,237,124	$2,750,871	$2,255,351	$5,383,190	$39,008,905
Loan-to-value ratio on mortgage loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of September 30, 2024 and December 31, 2023:

Loan-to-value as of September 30, 2024, by Year of Origination	Carrying Value Loan-to-value 70% and Less	Carrying Value Loan-to-value 71% - 90%	Carrying Value Loan-to-value Over 90%	Total Carrying Value
2024	$3,587,487	$198,421	$—	$3,785,908
2023	3,577,384	—	—	3,577,384
2022	5,853,372	365,940	58,050	6,277,362
2021	4,732,051	1,552,684	281,873	6,566,608
2020	494,698	91,956	35,204	621,858
2019	1,166,505	54,667	38,696	1,259,868
Prior	2,605,402	53,654	144,444	2,803,500
Total Commercial Mortgage Loans	$22,016,899	$2,317,322	$558,267	$24,892,488

Loan-to-value as of December 31, 2023, by Year of Origination	Carrying Value Loan-to-value 70% and Less	Carrying Value Loan-to-value 71% - 90%	Carrying Value Loan-to-value Over 90%	Total Carrying Value
2023	$3,600,652	$—	$—	$3,600,652
2022	5,912,623	365,796	—	6,278,419
2021	5,110,011	1,483,763	221,588	6,815,362
2020	496,085	93,210	72,021	661,316
2019	1,257,983	93,661	44,073	1,395,717
2018	881,620	52,640	114,989	1,049,249
Prior	1,991,780	—	68,750	2,060,530
Total Commercial Mortgage Loans	$19,250,754	$2,089,070	$521,421	$21,861,245
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 65% and 63% as of September 30, 2024 and December 31, 2023, respectively.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$184,085	$184,085	0.74%
Residential Mortgage Loans(2)	4,061	—	—	10,909	14,970	0.07%
Consumer Loans	2,161	778	27,268	45,525	75,732	1.58%
Total	$6,222	$778	$27,268	$240,519	$274,787
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Certain loans that were modified in prior periods have since been repaid in full.

Nine Months Ended September 30, 2023 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$224,761	$224,761	1.10%
Residential Mortgage Loans(2)	1,161	1,204	22,764	3,206	28,335	0.24%
Consumer Loans	5,995	2,598	44,811	14,128	67,532	1.46%
Total	$7,156	$3,802	$67,575	$242,095	$320,628
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Certain loans that were modified in the prior periods have since been repaid in full.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 4.7% and 3.4%, for the nine months ended September 30, 2024 and 2023, respectively. The maturity extensions for these loans added a weighted-average of 3.7 years and 2.9 years to the life of the loans, for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, Global Atlantic has commitments to lend additional funds of $9.3 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended September 30, 2024:

Performance Status as of September 30, 2024 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$438,749	$—	$—	$—	$438,749
Residential Mortgage Loans	16,253	1,938	322	1,573	20,086
Consumer Loans	65,188	13,340	5,616	2,795	86,939
Total(1)	$520,190	$15,278	$5,938	$4,368	$545,774
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. In addition, certain loans that were modified in prior quarters have since been repaid in full.
Other investments
Other investments consist of the following:

	September 30, 2024	December 31, 2023
Investments in Real Estate(1)	$7,923,039	$4,778,431
Investments in Transportation and Other Leased Assets(2)	3,083,593	2,972,469
Other Investment Funds and Partnerships	1,875,370	179,469
Investments in Renewable Energy(3)	1,331,910	1,348,080
Federal Home Loan Bank (FHLB), Common Stock and Other Investments	384,017	404,877
Total Other Investments	$14,597,929	$9,683,326
(1)Primarily comprised of investments in real estate that are held in consolidated investment companies that use fair value accounting.
(2)Net of accumulated depreciation of $402.2 million and $313.6 million as of September 30, 2024 and December 31, 2023, respectively.
(3)Net of accumulated depreciation attributed to consolidated renewable energy assets of $182.2 million and $154.1 million as of September 30, 2024 and December 31, 2023, respectively.
The total amount of other investments accounted for using the equity method of accounting was $1.6 billion and $143.3 million as of September 30, 2024 and December 31, 2023, respectively. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $196.8 million and $19.7 million as of September 30, 2024 and December 31, 2023, respectively.
In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $466.4 million and $175.3 million as of September 30, 2024 and December 31, 2023, respectively.
Repurchase agreement transactions
As of September 30, 2024 and December 31, 2023, Global Atlantic participated in repurchase agreements with a notional value of $202.7 million and $1.4 billion, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in other liabilities in the consolidated statements of financial condition.

The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of September 30, 2024 and December 31, 2023 is presented in the following tables:

As of September 30, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS Corporate Securities	$—	$—	$—	$—	$—
Residential Mortgage Loans	—	2,374	80,199	128,063	210,636
Total Assets Pledged	$—	$2,374	$80,199	$128,063	$210,636

As of December 31, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS Corporate Securities	$—	$—	$524,411	$849,368	$1,373,779
Residential Mortgage Loans	—	39,289	—	—	39,289
Total Assets Pledged	$—	$39,289	$524,411	$849,368	$1,413,068
Other pledges and restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $127.1 million and $131.7 million (accounted for at cost basis) of stock in FHLBs as of September 30, 2024 and December 31, 2023, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $3.9 billion and $3.6 billion as of September 30, 2024 and December 31, 2023, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $692.0 million as of September 30, 2024.
Insurance – statutory deposits
As of September 30, 2024 and December 31, 2023, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $150.6 million and $148.5 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $174.7 million and $133.0 million as of September 30, 2024 and December 31, 2023, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of September 30, 2024	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$17,514,755	$180,689	$575,940
Other Derivatives	580,500	2,442	3,595
Total Asset Management and Strategic Holdings	$18,095,255	$183,131	$579,535

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$12,815,742	$53,742	$291,866
Foreign Currency Contracts	2,474,065	7,805	82,336
Total Derivatives Designated as Hedge Accounting Instruments	$15,289,807	$61,547	$374,202
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$36,371,795	$2,035,779	$183,989
Interest Rate Contracts	29,981,843	248,933	258,875
Foreign Currency Contracts	2,795,486	80,328	154,179
Other Contracts	61,071	—	8,495
Total Derivatives Not Designated as Hedge Accounting Instruments	$69,210,195	$2,365,040	$605,538
Impact of Netting(2)	—	(2,340,512)	(788,114)
Total Insurance(1)	$84,500,002	$86,075	$191,626

Fair Value Included Within Total Assets and Liabilities	$102,595,257	$269,206	$771,161
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $95.3 million and the fair value of these embedded derivatives related to liabilities was $4.2 billion as of September 30, 2024.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$15,771,463	$264,621	$441,608
Other Derivatives	374,604	4,792	2,382
Total Asset Management and Strategic Holdings	$16,146,067	$269,413	$443,990

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$7,320,500	$—	$372,212
Foreign Currency Contracts	2,302,335	24,278	73,478
Total Derivatives Designated as Hedge Accounting Instruments	$9,622,835	$24,278	$445,690
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$35,203,206	$1,480,875	$248,127
Interest Rate Contracts	22,259,423	284,067	306,244
Foreign Currency Contracts	1,331,345	65,803	56,616
Other Contracts	60,000	—	600
Total Derivatives Not Designated as Hedge Accounting Instruments	$58,853,974	$1,830,745	$611,587
Impact of Netting(2)	—	(1,809,329)	(911,080)
Total Insurance(1)	$68,476,809	$45,694	$146,197

Fair Value Included Within Total Assets and Liabilities	$84,622,876	$315,107	$590,187
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
The following table presents the financial statement classification, carrying amount and cumulative fair value hedging adjustments for qualifying hedged assets and liabilities:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)(1)	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)(1)
AFS Fixed Maturity Securities(2)	$2,249,047	$33,784	$2,324,364	$80,210
Debt	(2,413,581)	(98,292)	(1,608,294)	(165,817)
Policy Liabilities	(4,504,481)	(154,561)	(4,380,048)	(255,308)
(1)Includes $16.9 million and $27.8 million of hedging adjustments on discontinued hedging relationships as of September 30, 2024 and December 31, 2023, respectively.
(2)Carrying amount is the amortized cost for AFS debt securities.
Cash flow hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS debt securities in cash flow hedges. These arrangements are hedging purchases through December 2029 and are expected to affect earnings until 2054. Regression analysis is used to assess the effectiveness of these hedges.
As of September 30, 2024 and December 31, 2023, there was a cumulative loss of $(109.1) million and $(126.9) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with floating rate investments, including AFS fixed maturity securities and commercial mortgage loans. Regression analysis is used to assess the effectiveness of these hedges.
As of September 30, 2024, there was a cumulative gain (loss) of $12.1 million on the currently designated interest rate swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net investment income in the same period during which the hedged investments affect earnings.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of September 30, 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(13.4) million.

Derivative results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable:

	Three Months Ended September 30, 2024
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$55,641	$96,672	$—
Foreign Currency Contracts	—	(91,222)	683	—	—	15,275
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$(91,222)	$683	$55,641	$96,672	$15,275
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$(55,641)	$(96,672)	$—
Foreign Currency Contracts	—	88,474	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$88,474	$—	$(55,641)	$(96,672)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$1,321	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	—	1,321	—	—	—	—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$(1,427)	$683	$—	$—	$15,275
Cash Flow Hedges
Interest Rate Contracts	$—	$887	$(3,215)	$—	$—	$79,725
Total Gains (Losses) on Cash Flow Hedges	$—	$887	$(3,215)	$—	$—	$79,725
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$(106)	$405	$—	$—	$(4,149)
Total Gains (Losses) on Net Investment Hedges	$—	$(106)	$405	$—	$—	$(4,149)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$(439,183)	$—	$—	$—	$—	$—
Other Derivatives	(19,357)	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(458,540)	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$(19,012)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	(1,305,338)	—	—	—	—
Equity Index Options	—	231,926	—	—	—	—
Equity Future Contracts	—	(25,426)	—	—	—	—
Interest Rate Contracts	—	324,733	—	—	—	—
Foreign Exchange and Other Derivative Contracts	—	(83,770)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$(876,887)	$—	$—	$—	$—
Total	$(458,540)	$(877,533)	$(2,127)	$—	$—	$90,851

		Nine Months Ended September 30, 2024
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(28,122)	$14,469	$—
Foreign Currency Contracts	—	(34,237)	2,678	—	—	8,857
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$(34,237)	$2,678	$(28,122)	$14,469	$8,857
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$28,122	$(14,469)	$—
Foreign Currency Contracts	—	33,784	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$33,784	$—	$28,122	$(14,469)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$14,035	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	—	$14,035	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$13,582	$2,678	$—	$—	$8,857
Cash Flow Hedges
Interest Rate Contracts	$—	$—	$(4,935)	$—	$—	$29,971
Total Gains (Losses) on Cash Flow Hedges	$—	$—	$(4,935)	$—	$—	$29,971
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$—	$405	$—	$—	$(13,402)
Total Gains (Losses) on Net Investment Hedges	$—	$—	$405	$—	$—	$(13,402)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	(165,930)	$—	$—	$—	$—	$—
Other Derivatives	(18,086)	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$(184,016)	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$6,592	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	(852,165)	—	—	—	—
Equity Index Options	—	580,358	—	—	—	—
Equity Future Contracts	—	(96,312)	—	—	—	—
Interest Rate Contracts	—	(42,280)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	—	(61,522)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$(465,329)	$—	$—	$—	$—
Total	$(184,016)	$(451,747)	$(1,852)	$—	$—	$25,426

	Three Months Ended September 30, 2023
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(68,477)	$(57,764)	$—
Foreign Currency Contracts	—	70,209	—	—	—	318
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$70,209	$—	$(68,477)	$(57,764)	$318
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$68,477	$57,764	$—
Foreign Currency Contracts	—	(69,155)	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$(69,155)	$—	$68,477	$57,764	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$7,150	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$—	$7,150	$—	$—	$—	—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$8,204	$—	$—	$—	$318
Cash Flow Hedges
Interest Rate Contracts	$—	$(279)	$—	$—	$—	$(160,607)
Total Gains (Losses) on Cash Flow Hedges	$—	$(279)	$—	$—	$—	$(160,607)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$166,539	$—	$—	$—	$—	$—
Other Derivatives	11,416	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$177,955	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$75,929	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	666,599	—	—	—	—
Equity Index Options	—	(191,382)	—	—	—	—
Equity Future Contracts	—	52,484	—	—	—	—
Interest Rate and Foreign Exchange Contracts	—	(297,107)	—	—	—	—
Other	—	(68)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$306,455	$—	$—	$—	$—
Total	$177,955	$314,380	$—	$—	$—	$(160,289)

	Nine Months Ended September 30, 2023
	Net Gains (Losses) from Investment Activities	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$—	$(119,815)	$(78,152)	$—
Foreign Currency Contracts	—	15,309	—	—	—	3,201
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$15,309	$—	$(119,815)	$(78,152)	$3,201
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$—	$119,815	$78,152	$—
Foreign Currency Contracts	—	(13,118)	—	—	—	—
Total Gains (Losses) on Hedged Items	$—	$(13,118)	$—	$119,815	$78,152	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$—	$21,205	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$—	$21,205	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$—	$23,396	$—	$—	$—	$3,201
Cash Flow Hedges
Interest Rate Contracts	$—	$(816)	$—	$—	$—	$(123,389)
Total Gains (Losses) on Cash Flow Hedges	$—	$(816)	$—	$—	$—	$(123,389)
Derivatives Not Designated as Hedge Accounting Instruments:
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$135,207	$—	$—	$—	$—	$—
Other Derivatives	31,275	—	—	—	—	—
Total included in Net Gains (Losses) from Investment Activities	$166,482	$—	$—	$—	$—	$—

Insurance
Embedded Derivatives - Funds Withheld Receivable	$—	$59,311	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	—	269,206	—	—	—	—
Equity Index Options	—	123,107	—	—	—	—
Equity Future Contracts	—	(36,724)	—	—	—	—
Interest Rate and Foreign Exchange Contracts	—	(392,876)	—	—	—	—
Other		(205)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$—	$21,819	$—	$—	$—	$—
Total	$166,482	$44,399	$—	$—	$—	$(120,188)

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of September 30, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Position(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount after Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,426,587	$(2,340,512)	$86,075	$(128,902)	$(42,827)
Derivative Liabilities (Excluding Embedded Derivatives)	$979,740	$(788,114)	$191,626	$229,388	$(37,762)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Position(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount after Collateral
Derivative Assets (Excluding Embedded Derivatives)	$1,855,023	$(1,809,329)	$45,694	$(45,095)	$599
Derivative Liabilities (Excluding Embedded Derivatives)	$1,057,277	$(911,080)	$146,197	$167,973	$(21,776)
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
Assets, at fair value:

	September 30, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$764,489	$665,306	$32,978,665		$34,408,460
Credit	355,948	2,562,148	4,658,193		7,576,289
Investments of Consolidated CFEs	—	25,862,833	—		25,862,833
Real Assets	327,776	146,821	12,740,442		13,215,039
Equity Method - Other	195,341	281,216	1,425,236		1,901,793
Other Investments	171,023	41,751	4,805,336		5,018,110
Total Investments	$1,814,577	$29,560,075	$56,607,872		$87,982,524
Foreign Exchange Contracts and Options	—	180,689	—		180,689
Other Derivatives	—	2,442	—		2,442
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,814,577	$29,743,206	$56,607,872		$88,165,655
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$167,809	$2,535,031	$—		$2,702,840
U.S. State, Municipal and Political Subdivisions	—	4,147,757	—		4,147,757
Corporate	—	33,364,539	9,042,074		42,406,613
Structured Securities	—	26,097,694	2,241,331		28,339,025
Total AFS Fixed Maturity Securities	$167,809	$66,145,021	$11,283,405		$77,596,235
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$185,258	$3,067,928	$—		$3,253,186
U.S. State, Municipal and Political Subdivisions	—	445,914	—		445,914
Corporate	—	12,324,320	961,994		13,286,314
Structured Securities	—	6,578,104	588,726		7,166,830
Total Trading Fixed Maturity Securities	$185,258	$22,416,266	$1,550,720		$24,152,244
Equity Securities	178,744	—	15,773		194,517
Mortgage and Other Loan Receivables	—	—	596,375		596,375
Other Investments	—	—	8,105,824	(1)	8,105,824
Funds Withheld Receivable at Interest	—	—	95,253		95,253
Reinsurance Recoverable	—	—	955,341		955,341
Derivative Assets:
Equity Market Contracts	2,165	2,033,614	—		2,035,779
Interest Rate Contracts	412	302,263	—		302,675
Foreign Currency Contracts	—	88,133	—		88,133
Impact of Netting	(2,509)	(2,338,003)	—	(2)	(2,340,512)
Total Derivative Assets	$68	$86,007	$—		$86,075
Separate Account Assets	4,134,173	—	—		4,134,173
Total Assets at Fair Value - Insurance	$4,666,052	$88,647,294	$22,602,691		$115,916,037

Total Assets at Fair Value	$6,480,629	$118,390,500	$79,210,563		$204,081,692

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,762,257	$58,653	$30,921,574		$32,742,484
Credit	281,626	2,540,362	5,452,916		8,274,904
Investments of Consolidated CFEs	—	24,996,298	—		24,996,298
Real Assets	676,808	27,567	11,295,633		12,000,008
Equity Method - Other	418,791	326,835	1,537,962		2,283,588
Other Investments	218,151	95,453	4,265,768		4,579,372
Total Investments	$3,357,633	$28,045,168	$53,473,853		$84,876,654
Foreign Exchange Contracts and Options	—	264,621	—		264,621
Other Derivatives	—	4,792	—		4,792
Total Assets at Fair Value - Asset Management and Strategic Holdings	$3,357,633	$28,314,581	$53,473,853		$85,146,067
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$1,082,421	$120,671	$—		$1,203,092
U.S. State, Municipal and Political Subdivisions	—	4,607,392	—		4,607,392
Corporate	—	31,377,753	8,571,003		39,948,756
Structured Securities	—	21,824,948	1,830,000		23,654,948
Total AFS Fixed Maturity Securities	$1,082,421	$57,930,764	$10,401,003		$69,414,188
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$2,354,194	$163,919	$—		$2,518,113
U.S. State, Municipal and Political Subdivisions	—	1,223,946	—		1,223,946
Corporate	—	9,815,909	656,923		10,472,832
Structured Securities	—	3,997,341	593,238		4,590,579
Total Trading Fixed Maturity Securities	$2,354,194	$15,201,115	$1,250,161		$18,805,470
Equity Securities	4,215	—	15,522		19,737
Mortgage and Other Loan Receivables	—	—	697,402		697,402
Other Investments	—	—	4,925,751	(1)	4,925,751
Funds Withheld Receivable at Interest	—	—	88,661		88,661
Reinsurance Recoverable	—	—	926,035		926,035
Derivative Assets:
Equity Market Contracts	1,669	1,479,206	—		1,480,875
Interest Rate Contracts	19,474	264,593	—		284,067
Foreign Currency Contracts	—	90,081	—		90,081
Impact of Netting	(23,522)	(1,785,807)	—	(2)	(1,809,329)
Total Derivative Assets	$(2,379)	$48,073	$—		$45,694
Separate Account Assets	4,107,000	—	—		4,107,000
Total Assets at Fair Value - Insurance	$7,545,451	$73,179,952	$18,304,535		$99,029,938

Total Assets at Fair Value	$10,903,084	$101,494,533	$71,778,388		$184,176,005
(1)Other investments excluded from the fair value hierarchy table include private equity funds for which fair value is measured at net asset value per share as a practical expedient. As of September 30, 2024 and December 31, 2023, the fair value of these investments was $57.7 million and $138.5 million, respectively. These investments have strategies primarily focused on real assets (including real estate and infrastructure) and are subject to certain restrictions on redemption. As of September 30, 2024, there were $2.8 million of unfunded commitments associated with these investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	September 30, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$106,708	$—	$—		$106,708
Foreign Exchange Contracts and Options	—	575,940	—		575,940
Unfunded Revolver Commitments	—	—	103,926	(1)	103,926
Other Derivatives	9	3,586	—		3,595
Debt Obligations of Consolidated CFEs	—	26,189,098	—		26,189,098
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$106,717	$26,768,624	$103,926		$26,979,267

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,429,471	(3)	$1,429,471
Closed Block Policy Liabilities	—	—	1,000,749		1,000,749
Funds Withheld Payable at Interest	—	—	(1,595,138)		(1,595,138)
Derivative Instruments Payable:
Equity Market Contracts	5,435	178,554	—		183,989
Interest Rate Contracts	425	550,316	—		550,741
Foreign Currency Contracts	—	236,515	—		236,515
Other Contracts	—	8,495	—		8,495
Impact of Netting	(2,509)	(785,605)	—	(2)	(788,114)
Total Derivative Instruments Payable	3,351	188,275	—		191,626
Embedded Derivative – Interest-sensitive Life Products	—	—	512,474		512,474
Embedded Derivative – Annuity Products	—	—	5,244,375		5,244,375
Total Liabilities at Fair Value - Insurance	$3,351	$188,275	$6,591,931		$6,783,557

Total Liabilities at Fair Value	$110,068	$26,956,899	$6,695,857		$33,762,824

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$149,136	$—	$—		$149,136
Foreign Exchange Contracts and Options	—	441,608	—		441,608
Unfunded Revolver Commitments	—	—	94,683	(1)	94,683
Other Derivatives	143	2,239	—		2,382
Debt Obligations of Consolidated CFEs	—	25,276,404	—		25,276,404
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$149,279	$25,720,251	$94,683		$25,964,213

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,474,970	(3)	$1,474,970
Closed Block Policy Liabilities	—	—	968,554		968,554
Funds Withheld Payable at Interest	—	—	(2,447,303)		(2,447,303)
Derivative Instruments Payable:
Equity Market Contracts	7,088	241,039	—		248,127
Interest Rate Contracts	17,931	660,525	—		678,456
Foreign Currency Contracts	—	130,094	—		130,094
Other Contracts	—	600	—		600
Impact of Netting	(23,522)	(887,558)	—	(2)	(911,080)
Total Derivative Instruments Payable	1,497	144,700	—		146,197
Embedded Derivative – Interest-sensitive Life Products	—	—	458,302		458,302
Embedded Derivative – Annuity Products	—	—	3,587,371		3,587,371
Total Liabilities at Fair Value - Insurance	$1,497	$144,700	$4,041,894		$4,188,091

Total Liabilities at Fair Value	$150,776	$25,864,951	$4,136,577		$30,152,304
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.1 billion as of both September 30, 2024 and December 31, 2023.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$32,816,612	$(1,064,234)	$—	$(412,552)	$334,095	$1,304,744	$—	$32,978,665	$1,237,010	$—
Credit	4,817,048	—	26,833	—	(124,520)	(61,168)	—	4,658,193	55,711	—
Real Assets	12,782,172	—	—	—	(168,204)	126,474	—	12,740,442	101,569	—
Equity Method - Other	1,506,572	—	—	(60,900)	(33,923)	13,487	—	1,425,236	13,376	—
Other Investments	4,519,889	—	—	—	176,142	109,305	—	4,805,336	100,744	—
Total Assets - Asset Management and Strategic Holdings	$56,442,293	$(1,064,234)	$26,833	$(473,452)	$183,590	$1,492,842	$—	$56,607,872	$1,508,410	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,685,083	$—	$—	$—	$266,708	$53,500	$36,783	$9,042,074	$—	$36,914
Structured Securities	2,101,668	—	—	—	91,634	10,103	37,926	2,241,331	—	37,932
Total AFS Fixed Maturity Securities	10,786,751	—	—	—	358,342	63,603	74,709	11,283,405	—	74,846
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	910,400	—	—	—	36,047	15,547	—	961,994	15,504	—
Structured Securities	600,422	—	—	—	(27,151)	15,455	—	588,726	16,253	—
Total Trading Fixed Maturity Securities	1,510,822	—	—	—	8,896	31,002	—	1,550,720	31,757	—
Equity Securities	15,279	—	—	—	—	494	—	15,773	494	—
Mortgage and Other Loan Receivables	603,200	—	—	—	(18,795)	11,970	—	596,375	11,872	—
Other Investments	7,549,543	—	—	—	562,255	(5,974)	—	8,105,824	(11,171)	—
Funds Withheld Receivable at Interest	114,265	—	—	—	—	(19,012)	—	95,253	—	—
Reinsurance Recoverable	926,695	—	—	—	(1,640)	30,286	—	955,341	—	—
Total Assets - Insurance	$21,506,555	$—	$—	$—	$909,058	$112,369	$74,709	$22,602,691	$32,952	$74,846

Total	$77,948,848	$(1,064,234)	$26,833	$(473,452)	$1,092,648	$1,605,211	$74,709	$79,210,563	$1,541,362	$74,846

	Nine Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$(1,064,234)	$9,042	$(412,552)	$1,319,902	$2,204,933	$—	$32,978,665	$2,138,873	$—
Credit	5,452,916	151,713	174,905	(105,080)	(844,989)	(171,272)	—	4,658,193	(36,417)	—
Real Assets	11,295,633	934,530	—	—	322,565	187,714	—	12,740,442	87,385	—
Equity Method - Other	1,537,962	—	—	(62,977)	(33,980)	(15,769)	—	1,425,236	(17,486)	—
Other Investments	4,265,768	—	—	(8,106)	422,279	125,218	177	4,805,336	122,196	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$22,009	$183,947	$(588,715)	$1,185,777	$2,330,824	$177	$56,607,872	$2,294,551	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$333,979	$(7,408)	$144,801	$9,042,074	$—	$86,625
Structured Securities	1,830,000	—	95,965	—	227,532	25,338	62,496	2,241,331	—	64,049
Total AFS Fixed Maturity Securities	10,401,003	—	95,965	(301)	561,511	17,930	207,297	11,283,405	—	150,674
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	656,923	—	1,416	—	244,628	59,027	—	961,994	21,991	—
Structured Securities	593,238	—	106,805	—	(151,768)	40,451	—	588,726	25,446	—
Total Trading Fixed Maturity Securities	1,250,161	—	108,221	—	92,860	99,478	—	1,550,720	47,437	—
Equity Securities	15,522	—	—	—	—	251	—	15,773	251	—
Mortgage and Other Loan Receivables	697,402	—	—	—	(117,920)	16,893	—	596,375	19,760	—
Other Investments	4,925,751	—	—	—	3,341,936	(161,863)	—	8,105,824	(165,016)	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	6,592	—	95,253	—	—
Reinsurance Recoverable	926,035	—	—	—	(7,989)	37,295	—	955,341	—	—
Total Assets - Insurance	$18,304,535	$—	$204,186	$(301)	$3,870,398	$16,576	$207,297	$22,602,691	$(97,568)	$150,674

Total	$71,778,388	$22,009	$388,133	$(589,016)	$5,056,175	$2,347,400	$207,474	$79,210,563	$2,196,983	$150,851

	Three Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$28,606,221	$—	$—	$(29,417)	$298,497	$701,265	$—	$29,576,566	$678,202	$—
Credit	5,372,882	—	109,773	(19,717)	112,076	(44,837)	—	5,530,177	(38,343)	—
Real Assets	20,307,579	(208,748)	—	(628)	(190,681)	11,229	—	19,918,751	(22,971)	—
Equity Method - Other	1,695,170	—	—	—	(19,883)	47,794	—	1,723,081	44,146	—
Other Investments	3,670,330	—	—	—	97,979	(71,484)	—	3,696,825	(68,124)	—
Other Derivatives	—	—	—	—	—	—	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$59,652,182	$(208,748)	$109,773	$(49,762)	$297,988	$643,967	$—	$60,445,400	$592,910	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,392,560	$—	$42,050	$—	$28,531	$(43,972)	$(368)	$8,418,801	$—	$(886)
Structured Securities	1,922,744	—	—	(12,292)	(96,937)	7,887	25,356	1,846,758	—	23,344
Total AFS Fixed Maturity Securities	10,315,304	—	42,050	(12,292)	(68,406)	(36,085)	24,988	10,265,559	—	22,458
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	636,764	—	—	(188)	(8,061)	(4,780)	—	623,735	(4,279)	—
Structured Securities	658,183	—	—	(5,131)	(6,765)	2,915	—	649,202	1,483	—
Total Trading Fixed Maturity Securities	1,294,947	—	—	(5,319)	(14,826)	(1,865)	—	1,272,937	(2,796)	—
Equity Securities	15,695	—	—	—	—	447	—	16,142	447	—
Mortgage and Other Loan Receivables	768,276	—	—	—	(25,040)	(5,127)	—	738,109	(5,294)	—
Other Investments	5,016,427	—	—	—	44,052	(41,001)	—	5,019,478	(32,115)	—
Funds Withheld Receivable at Interest	(3,833)	—	—	—	—	75,929	—	72,096	—	—
Reinsurance Recoverable	988,639	—	—	—	795	(25,764)	—	963,670	—	—
Total Assets - Insurance	$18,395,455	$—	$42,050	$(17,611)	$(63,425)	$(33,466)	$24,988	$18,347,991	$(39,758)	$22,458

Total	$78,047,637	$(208,748)	$151,823	$(67,373)	$234,563	$610,501	$24,988	$78,793,391	$553,152	$22,458

	Nine Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$25,336,957	$—	$—	$(29,417)	$3,195,060	$1,073,966	$—	$29,576,566	$1,115,397	$—
Credit	5,786,026	—	127,401	(43,475)	(353,479)	13,704	—	5,530,177	63,854	—
Real Assets	17,015,112	(335,637)	—	(628)	3,578,420	(338,516)	—	19,918,751	(369,658)	—
Equity Method - Other	1,624,420	—	—	(2,335)	(11,383)	112,379	—	1,723,081	113,338	—
Other Investments	3,334,366	—	22,777	(22,376)	533,086	(171,028)	—	3,696,825	(171,116)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$53,096,881	$(335,637)	$150,178	$(98,231)	$6,943,857	$688,352	$—	$60,445,400	$751,815	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,310,657	$—	$75,246	$—	$10,513	$(5,711)	$28,096	$8,418,801	$—	$45,705
Structured Securities	1,419,441	—	275,347	(15,666)	87,917	10,982	68,737	1,846,758	—	63,376
Total AFS Fixed Maturity Securities	9,730,098	—	350,593	(15,666)	98,430	5,271	96,833	10,265,559	—	109,081
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	672,023	—	—	(188)	(32,845)	(15,255)	—	623,735	(13,350)	—
Structured Securities	643,811	—	11,971	(11,878)	6,229	(931)	—	649,202	(686)	—
Total Trading Fixed Maturity Securities	1,315,834	—	11,971	(12,066)	(26,616)	(16,186)	—	1,272,937	(14,036)	—
Equity Securities	16,286	—	—	—	—	(144)	—	16,142	(144)	—
Mortgage and Other Loan Receivables	787,515	—	—	—	(51,906)	2,500	—	738,109	910	—
Other Investments	4,883,441	—	—	—	209,337	(73,300)	—	5,019,478	(65,760)	—
Funds Withheld Receivable at Interest	12,785	—	—	—	—	59,311	—	72,096	—	—
Reinsurance Recoverable	981,775	—	—	—	(9,795)	(8,310)	—	963,670	—	—
Total Assets - Insurance	$17,727,734	$—	$362,564	$(27,732)	$219,450	$(30,858)	$96,833	$18,347,991	$(79,030)	$109,081

Total	$70,824,615	$(335,637)	$512,742	$(125,963)	$7,163,307	$657,494	$96,833	$78,793,391	$672,785	$109,081

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$537,627	$—	$(203,532)	$—	$334,095	$1,858,430	$—	$(538,528)	$—	$1,319,902
Credit	229,527	—	(354,047)	—	(124,520)	742,877	—	(1,237,596)	(350,270)	(844,989)
Real Assets	844,660	—	(1,012,864)	—	(168,204)	1,726,310	—	(1,403,745)	—	322,565
Equity Method - Other	1,002	—	(34,925)	—	(33,923)	4,084	—	(38,064)	—	(33,980)
Other Investments	1,032,365	—	(856,223)	—	176,142	2,288,618	—	(1,801,569)	(64,770)	422,279
Total Assets - Asset Management and Strategic Holdings	$2,645,181	$—	$(2,461,591)	$—	$183,590	$6,620,319	$—	$(5,019,502)	$(415,040)	$1,185,777

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,347,498	$—	$(522,817)	$(557,973)	$266,708	$3,519,683	$—	$(1,193,197)	$(1,992,507)	$333,979
Structured Securities	249,404	—	—	(157,770)	91,634	591,942	—	(10,349)	(354,061)	227,532
Total AFS Fixed Maturity Securities	1,596,902	—	(522,817)	(715,743)	358,342	4,111,625	—	(1,203,546)	(2,346,568)	561,511
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	72,013	—	(1,227)	(34,739)	36,047	839,978	—	(224,710)	(370,640)	244,628
Structured Securities	17,271	—	—	(44,422)	(27,151)	124,887	—	(204,425)	(72,230)	(151,768)
Total Trading Fixed Maturity Securities	89,284	—	(1,227)	(79,161)	8,896	964,865	—	(429,135)	(442,870)	92,860
Mortgage and Other Loan Receivables	—	—	—	(18,795)	(18,795)	1,795	—	—	(119,715)	(117,920)
Other Investments	649,061	—	(4,073)	(82,733)	562,255	3,436,508	—	(11,839)	(82,733)	3,341,936
Reinsurance Recoverable	—	—	—	(1,640)	(1,640)	—	—	—	(7,989)	(7,989)
Total Assets - Insurance	$2,335,247	$—	$(528,117)	$(898,072)	$909,058	$8,514,793	$—	$(1,644,520)	$(2,999,875)	$3,870,398

Total	$4,980,428	$—	$(2,989,708)	$(898,072)	$1,092,648	$15,135,112	$—	$(6,664,022)	$(3,414,915)	$5,056,175

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$346,830	$—	$(48,333)	$—	$298,497	$3,269,655	$—	$(74,595)	$—	$3,195,060
Credit	234,700	—	(99,753)	(22,871)	112,076	971,723	—	(1,202,822)	(122,380)	(353,479)
Real Assets	362,219	—	(552,900)	—	(190,681)	4,618,910	—	(1,039,451)	(1,039)	3,578,420
Equity Method - Other	1	—	(19,884)	—	(19,883)	10,124	—	(21,507)	—	(11,383)
Other Investments	276,832	—	(116,642)	(62,211)	97,979	952,411	—	(256,178)	(163,147)	533,086
Other Derivatives	—	—	—	—	—	2,153	—	—	—	2,153
Total Assets - Asset Management and Strategic Holdings	$1,220,582	$—	$(837,512)	$(85,082)	$297,988	$9,824,976	$—	$(2,594,553)	$(286,566)	$6,943,857

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$272,983	$—	$(10)	$(244,442)	$28,531	$723,970	$—	$(5,678)	$(707,779)	$10,513
Structured Securities	57,422	—	(1,020)	(153,339)	(96,937)	322,549	—	(1,020)	(233,612)	87,917
Total AFS Fixed Maturity Securities	330,405	—	(1,030)	(397,781)	(68,406)	1,046,519	—	(6,698)	(941,391)	98,430
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	3,864	—	—	(11,925)	(8,061)	18,727	—	(1,000)	(50,572)	(32,845)
Structured Securities	3,538	—	(2,380)	(7,923)	(6,765)	40,975	—	(3,074)	(31,672)	6,229
Total Trading Fixed Maturity Securities	7,402	—	(2,380)	(19,848)	(14,826)	59,702	—	(4,074)	(82,244)	(26,616)
Mortgage and Other Loan Receivables	657	—	—	(25,697)	(25,040)	1,291	—	(3,078)	(50,119)	(51,906)
Other Investments	49,995	—	(5,943)	—	44,052	227,629	—	(18,292)	—	209,337
Reinsurance Recoverable	—	—	—	795	795	—	—	—	(9,795)	(9,795)
Total Assets - Insurance	$388,459	$—	$(9,353)	$(442,531)	$(63,425)	$1,335,141	$—	$(32,142)	$(1,083,549)	$219,450

Total	$1,609,041	$—	$(846,865)	$(527,613)	$234,563	$11,160,117	$—	$(2,626,695)	$(1,370,115)	$7,163,307

	Three Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$98,327	$—	$—	$—	$—	$5,599	$—	$103,926	$5,599
Total Liabilities - Asset Management and Strategic Holdings	$98,327	$—	$—	$—	$—	$5,599	$—	$103,926	$5,599

Insurance
Policy Liabilities	$1,320,498	$—	$—	$—	$19,896	$50,366	$38,711	$1,429,471	$—
Closed Block Policy Liabilities	970,844	—	—	—	(3,789)	32,187	1,507	1,000,749	—
Funds Withheld Payable at Interest	(2,900,476)	—	—	—	—	1,305,338	—	(1,595,138)	—
Embedded Derivative – Interest-sensitive Life Products	495,342	—	—	—	(25,069)	42,201	—	512,474	—
Embedded Derivative – Annuity Products	4,478,104	—	—	—	337,312	428,959	—	5,244,375	—
Total Liabilities - Insurance	$4,364,312	$—	$—	$—	$328,350	$1,859,051	$40,218	$6,591,931	$—

Total	$4,462,639	$—	$—	$—	$328,350	$1,864,650	$40,218	$6,695,857	$5,599

	Nine Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$9,243	$—	$103,926	$9,243
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$9,243	$—	$103,926	$9,243

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$28,174	$(103,360)	$29,687	$1,429,471	$—
Closed Block Policy Liabilities	968,554	—	—	—	1,126	32,776	(1,707)	1,000,749	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	852,165	—	(1,595,138)	—
Embedded Derivative – Interest-sensitive Life Products	458,302	—	—	—	(71,974)	126,146	—	512,474	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	931,981	725,023	—	5,244,375	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$889,307	$1,632,750	$27,980	$6,591,931	$—

Total	$4,136,577	$—	$—	$—	$889,307	$1,641,993	$27,980	$6,695,857	$9,243

	Three Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$110,106	$—	$—	$—	$—	$(12,265)	$—	$97,841	$(12,265)
Total Liabilities - Asset Management and Strategic Holdings	$110,106	$—	$—	$—	$—	$(12,265)	$—	$97,841	$(12,265)

Insurance
Policy Liabilities	$1,181,368	$—	$—	$—	$(693)	$(118,986)	$63,227	$1,124,916	$—
Closed Block Policy Liabilities	1,026,339	—	—	—	10,260	(30,782)	(3,540)	1,002,277	—
Funds Withheld Payable at Interest	(3,090,373)	—	—	—	—	(666,599)	—	(3,756,972)	—
Embedded Derivative – Interest-sensitive Life Products	447,005	—	—	—	(27,314)	(31,641)	—	388,050	—
Embedded Derivative – Annuity Products	2,815,783	—	—	—	172,129	(132,410)	—	2,855,502	—
Total Liabilities - Insurance	$2,380,122	$—	$—	$—	$154,382	$(980,418)	$59,687	$1,613,773	$—

Total	$2,490,228	$—	$—	$—	$154,382	$(992,683)	$59,687	$1,711,614	$(12,265)

	Nine Months Ended September 30, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(39,474)	$—	$97,841	$(39,474)
Total Liabilities - Asset Management and Strategic Holdings	$137,315	$—	$—	$—	$—	$(39,474)	$—	$97,841	$(39,474)

Insurance
Policy Liabilities	$1,063,496	$—	$—	$—	$(3,066)	$(93,338)	$157,824	$1,124,916	$—
Closed Block Policy Liabilities	1,016,313	—	—	—	1,232	(9,821)	(5,447)	1,002,277	—
Funds Withheld Payable at Interest	(3,487,766)	—	—	—	—	(269,206)	—	(3,756,972)	—
Embedded Derivative – Interest-sensitive Life Products	337,860	—	—	—	(25,007)	75,197	—	388,050	—
Embedded Derivative – Annuity Products	1,851,381	—	—	—	722,097	282,024	—	2,855,502	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$695,256	$(15,144)	$152,377	$1,613,773	$—

Total	$918,599	$—	$—	$—	$695,256	$(54,618)	$152,377	$1,711,614	$(39,474)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$23,505	$(3,609)	$19,896	$38,754	$(10,580)	$28,174
Closed Block Policy Liabilities	—	(3,789)	(3,789)	1,126	—	1,126
Embedded Derivative – Interest-sensitive Life Products	—	(25,069)	(25,069)	—	(71,974)	(71,974)
Embedded Derivative – Annuity Products	409,892	(72,580)	337,312	1,125,910	(193,929)	931,981
Total Liabilities - Insurance	$433,397	$(105,047)	$328,350	$1,165,790	$(276,483)	$889,307

Total	$433,397	$(105,047)	$328,350	$1,165,790	$(276,483)	$889,307

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$910	$(1,603)	$(693)	$817	$(3,883)	$(3,066)
Closed Block Policy Liabilities	1,232	9,028	10,260	1,232	—	1,232
Embedded Derivative – Interest-sensitive Life Products	—	(27,314)	(27,314)	—	(25,007)	(25,007)
Embedded Derivative – Annuity Products	212,276	(40,147)	172,129	804,887	(82,790)	722,097
Total Liabilities - Insurance	$214,418	$(60,036)	$154,382	$806,936	$(111,680)	$695,256

Total	$214,418	$(60,036)	$154,382	$806,936	$(111,680)	$695,256

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of September 30, 2024. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value September 30, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$32,978,665

Private Equity	$30,403,822	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.0%	5.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	27.8%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	68.4%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	3.8%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	18.5x	5.9x - 29.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.8x	4.5x - 29.7x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.1%	6.1% - 14.3%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.6x	6.0x - 27.6x	Increase

Level III Assets	Fair Value September 30, 2024		Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,574,843		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.1%	10.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	34.6%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	3.2%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	13.9%	0.0% - 100.0%	(6)
				Weight Ascribed to Milestones	48.3%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	75.3%	50.0% - 85.0%	Increase
				Downside	12.2%	5.0% - 25.0%	Decrease
				Upside	12.5%	10.0% - 25.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	8.8x	3.0x - 24.4x	Increase

Credit	$4,658,193		Yield Analysis	Yield	10.2%	5.2% - 19.5%	Decrease
				Net Leverage	6.1x	1.3x -13.0x	Decrease
				EBITDA Multiple	12.8x	6.0x - 30.5x	Increase

Real Assets	$12,740,442

Energy	$1,544,535		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	44.8%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.2%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	3.4x	0.0x - 5.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.2x	0.0x- 7.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.1%	12.0% - 12.3%	Decrease
				Average Price Per BOE (8)	$45.88	$42.21 - $50.35	Increase

Infrastructure	$994,481		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.5%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	10.7%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	89.3%	75.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	0.0%	0.0% - 0.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.8x	11.8x - 11.8x	Increase
				Enterprise Value/Forward EBITDA Multiple	19.1x	11.0x - 22.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	6.8%	5.5% - 8.9%	Decrease
				Enterprise Value/EBITDA Exit Multiple	15.8x	10.0x - 22.0x	Increase

Real Estate	$10,201,426		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	10.8%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	84.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	5.1%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.3%	1.8% - 7.6%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 8.9%	Decrease
				Unlevered Discount Rate	7.3%	2.8% - 25.0%	Decrease

Equity Method - Other	$1,425,236		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	47.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.4%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	5.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	17.6x	5.0x - 32.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.6x	4.0x - 26.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.7%	7.0% - 16.4%	Decrease
				Enterprise Value/EBITDA Exit Multiple	18.0x	9.5x - 38.0x	Increase

Other Investments	$4,805,336	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.8%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	20.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	43.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	35.3%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.2x	0.7x - 21.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.0x	13.3x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.3%	7.3% - 20.0%	Decrease
				Enterprise Value/EBITDA Exit Multiple	13.0x	8.5x - 15.0x	Increase

Level III Assets	Fair Value September 30, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE(10)

Corporate Fixed Maturity Securities	$10,004,068	Discounted cash flow	Discount Spread	2.5%	0.4% - 5.1%	Decrease

Structured Securities	$2,830,057	Discounted cash flow	Discount Spread	2.8%	1.5% - 5.1%	Decrease
			Constant Prepayment Rate	12.0%	10.0% - 15.0%	Increase/Decrease
			Constant Default Rate	0.4%	0.0% - 3.0%	Decrease
			Loss Severity	9.3%	0.0% - 95.0%	Decrease

Other Investments	$8,105,824	Discounted cash flow	Vacancy Rate	1.2%	0.0% - 2.7%	Decrease
			Discount Rate	7.4%	6.8% - 8.3%	Decrease
			Terminal Capitalization Rate	5.9%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$955,341	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value September 30, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$103,926	Yield Analysis	Yield	8.9%	8.0% - 10.9%	Decrease

INSURANCE(4)

Policy Liabilities	$1,429,471	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.6%	0.5% - 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.3%	3.5% - 7.7%	Decrease
			Mortality Rate	4.8%	3.5% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.6% / 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.5% - 27.8%	Decrease
			Surrender Rate	4.2%	0.1% - 37.1%	Decrease

Level III Liabilities	Fair Value September 30, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Closed Block Policy Liabilities	$1,000,749	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-specific Credit Risk	0.7%	0.5% - 0.8%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Embedded Derivative – Interest-Sensitive Life Products	$512,474	Policy persistency is a significant unobservable input.	Lapse Rate	3.2%		Decrease
			Mortality Rate	0.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-specific Credit Risk	0.7%	0.5% - 0.8%	Decrease

Embedded Derivative – Annuity Products	$5,244,375	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.7%		Increase
			Institutional FIA	18.0%		Decrease
			Mortality Rate:
			Retail FIA	2.6%		Decrease
			Institutional FIA	1.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.7%		Increase
			Instrument-specific Credit Risk	0.7%	0.5% - 0.8%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of September 30, 2024 and December 31, 2023:

		Fair Value Hierarchy
As of September 30, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$51,075,164	$—	$—	$49,553,617	$49,553,617
Policy Loans	1,610,448	—	—	1,610,038	1,610,038
FHLB Common Stock and Other Investments	175,412	—	—	175,412	175,412
Funds Withheld Receivables at Interest	2,458,943	—	2,458,943	—	2,458,943
Cash and Cash Equivalents	5,857,308	5,857,308	—	—	5,857,308
Restricted Cash and Cash Equivalents	388,369	388,369	—	—	388,369
Total Financial Assets	$61,565,644	$6,245,677	$2,458,943	$51,339,067	$60,043,687
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$58,349,827	$—	$51,011,531	$6,692,921	$57,704,452
Funds Withheld Payables at Interest	46,984,445	—	46,984,445	—	46,984,445
Debt Obligations	3,811,218	—	—	3,851,908	3,851,908
Securities Sold Under Agreements to Repurchase	202,688	—	202,688	—	202,688
Total Financial Liabilities	$109,348,178	$—	$98,198,664	$10,544,829	$108,743,493

		Fair Value Hierarchy
As of December 31, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$38,480,525	$—	$—	$35,539,059	$35,539,059
Policy Loans	1,556,030	—	—	1,341,005	1,341,005
FHLB Common Stock and Other Investments	173,148	—	—	173,148	173,148
Funds Withheld Receivables at Interest	2,624,984	—	2,624,984	—	2,624,984
Cash and Cash Equivalents	11,954,675	11,954,675	—	—	11,954,675
Restricted Cash and Cash Equivalents	342,954	342,954	—	—	342,954
Total Financial Assets	$55,132,316	$12,297,629	$2,624,984	$37,053,212	$51,975,825
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$53,821,432	$—	$45,395,423	$6,966,991	$52,362,414
Funds Withheld Payables at Interest	36,786,825	—	36,786,825	—	36,786,825
Debt Obligations	2,587,857	—	—	2,396,587	2,396,587
Securities Sold Under Agreements to Repurchase	1,358,434	—	1,358,434	—	1,358,434
Total Financial Liabilities	$94,554,548	$—	$83,540,682	$9,363,578	$92,904,260

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Credit	$694,209	$976,978
Investments of Consolidated CFEs	25,862,833	24,996,298
Real Assets	60,028	59,721
Equity Method - Other	1,901,793	2,283,588
Other Investments	120,439	153,597
Total Asset Management and Strategic Holdings	$28,639,302	$28,470,182
Insurance
Mortgage and Other Loan Receivables	$596,375	$697,402
Other Investments	510,570	232,877
Reinsurance Recoverable	955,341	926,035
Total Insurance	$2,062,286	$1,856,314

Total Assets	$30,701,588	$30,326,496

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$26,189,098	$25,276,404
Total Asset Management and Strategic Holdings	$26,189,098	$25,276,404
Insurance
Policy Liabilities	$1,314,346	$1,322,555
Total Insurance	$1,314,346	$1,322,555

Total Liabilities	$27,503,444	$26,598,959

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(18,806)	$34,420	$15,614	$(9,423)	$(17,172)	$(26,595)
Investments of Consolidated CFEs	(71,668)	46,225	(25,443)	(46,266)	370,853	324,587
Real Assets	—	2,159	2,159	—	(1,726)	(1,726)
Equity Method - Other	13,625	64,920	78,545	38,650	(14,738)	23,912
Other Investments	187	(1,956)	(1,769)	(41)	671	630
Total Asset Management and Strategic Holdings	$(76,662)	$145,768	$69,106	$(17,080)	$337,888	$320,808
Insurance
Mortgage and Other Loan Receivables	$—	$12,273	$12,273	$—	$(4,711)	$(4,711)
Other Investments	—	2,719	2,719	—	(9,462)	(9,462)
Total Insurance	$—	$14,992	$14,992	$—	$(14,173)	$(14,173)

Total Assets	$(76,662)	$160,760	$84,098	$(17,080)	$323,715	$306,635

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(1,625)	$(38,405)	$(40,030)	$(36)	$(306,057)	$(306,093)
Total Asset Management and Strategic Holdings	$(1,625)	$(38,405)	$(40,030)	$(36)	$(306,057)	$(306,093)
Insurance
Policy Liabilities	$—	$(14,163)	$(14,163)	$—	$12,318	$12,318
Total Insurance	$—	$(14,163)	$(14,163)	$—	$12,318	$12,318

Total Liabilities	$(1,625)	$(52,568)	$(54,193)	$(36)	$(293,739)	$(293,775)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(19,346)	$32,454	$13,108	$(69,769)	$39,123	$(30,646)
Investments of Consolidated CFEs	(68,378)	54,177	(14,201)	(96,148)	939,835	843,687
Real Assets	—	307	307	51,637	(58,323)	(6,686)
Equity Method - Other	36,132	(109,483)	(73,351)	86,017	(31,038)	54,979
Other Investments	69	(1,093)	(1,024)	1,520	(1,090)	430
Total Asset Management and Strategic Holdings	$(51,523)	$(23,638)	$(75,161)	$(26,743)	$888,507	$861,764
Insurance
Mortgage and Other Loan Receivables	$—	$20,722	$20,722	$—	$1,485	$1,485
Other Investments	—	(50,282)	(50,282)	—	(65,130)	(65,130)
Total Insurance	$—	$(29,560)	$(29,560)	$—	$(63,645)	$(63,645)

Total Assets	$(51,523)	$(53,198)	$(104,721)	$(26,743)	$824,862	$798,119

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(5,149)	$(28,114)	$(33,263)	$(36)	$(941,210)	$(941,246)
Total Asset Management and Strategic Holdings	$(5,149)	$(28,114)	$(33,263)	$(36)	$(941,210)	$(941,246)
Insurance
Policy Liabilities	$—	$43,535	$43,535	$—	$58,810	$58,810
Total Insurance	$—	$43,535	$43,535	$—	$58,810	$58,810

Total Liabilities	$(5,149)	$15,421	$10,272	$(36)	$(882,400)	$(882,436)

11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Deferred Acquisition Costs, or "DAC"	$1,577,789	$1,154,697
Value of Business Acquired	1,187,234	1,252,984
Cost-of-reinsurance Intangibles	2,327,885	2,043,143
Total Insurance Intangibles	$5,092,908	$4,450,824
Deferred acquisition costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	178,589	292,109	6,266	112,252	589,216
Amortization Expense	(78,606)	(67,183)	(6,486)	(13,849)	(166,124)
Balance, as of the End of the Period	$473,846	$706,896	$131,859	$265,188	$1,577,789

	Nine Months Ended September 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	134,484	129,891	21,601	52,379	338,355
Amortization Expense	(45,989)	(43,608)	(5,357)	(10,985)	(105,939)
Balance, as of the End of the Period	$310,174	$454,096	$132,265	$156,851	$1,053,386
Value of business acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(2,784)	(32,223)	(10,212)	(15,491)	(5,040)	(65,750)
Balance, as of the End of the Period	$42,138	$589,149	$252,730	$229,551	$73,666	$1,187,234

	Nine Months Ended September 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization Expense	(2,893)	(31,020)	(10,338)	(18,414)	(5,448)	(68,113)
Balance, as of the End of the Period	$45,869	$632,276	$266,457	$223,364	$80,450	$1,248,416

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(17,221)	(24,518)	(22,349)	(4,622)	(10,053)	(78,763)
Balance, as of the End of the Period	$48,745	$82,020	$398,864	$86,673	$172,867	$789,169

	Nine Months Ended September 30, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization Expense	(24,725)	(29,519)	(26,634)	(6,897)	(12,420)	(100,195)
Balance, as of the End of the Period	$73,617	$116,091	$434,958	$92,879	$186,384	$903,929

Unearned revenue reserves and unearned front-end loads

	Nine Months Ended September 30,
	2024	2023
	Preneed
Balance, as of the Beginning of the Period	$178,053	$118,186
Deferral	52,210	54,636
Amortized to Income during the Period	(12,010)	(8,480)
Balance, as of the End of the Period	$218,253	$164,342

Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the nine months ended September 30, 2024, Global Atlantic concluded that there was no material change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts. For the nine months ended September 30, 2023, Global Atlantic updated mortality and surrender rates. These updates reduced the amortization rate for DAC and related amortization amounts by $1.1 million per quarter.

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	September 30, 2024	December 31, 2023
Policy Liabilities:
Direct	$82,402,530	$75,715,857
Assumed	101,647,880	84,342,414
Total Policy Liabilities	184,050,410	160,058,271
Ceded(1)	(46,042,433)	(35,773,958)
Net Policy Liabilities	$138,007,977	$124,284,313
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

	As of September 30, 2024			As of December 31, 2023
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$108,924	$—	$108,924	$38,857	$—	$38,857
A+	1,764,620	—	1,764,620	1,801,954	—	1,801,954
A	2,149,024	—	2,149,024	2,212,800	—	2,212,800
A-	4,108,309	3,600,954	507,355	4,430,484	3,814,976	615,508
B++	700	—	700	589	—	589
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	(230)	—	—	(228)	—	—
Not Rated or Private Rating(4)	40,809,162	41,788,353	—	30,859,068	30,210,350	648,718
Total	$48,940,509	$45,389,307	$4,530,623	$39,343,524	$34,025,326	$5,318,426
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $23.2 million and $21.0 million as of September 30, 2024 and December 31, 2023, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $40.8 billion and $30.8 billion as of September 30, 2024 and December 31, 2023, respectively, associated with cessions to co-investment vehicles (the "sponsored reinsurance vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of September 30, 2024 and December 31, 2023, Global Atlantic had $2.6 billion and $2.7 billion of funds withheld receivable at interest, respectively, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Premiums:
Direct	$128,276	$26,153	$293,649	$92,061
Assumed	893,449	435,931	11,625,814	2,189,835
Ceded	(400,507)	(241,872)	(4,325,929)	(961,631)
Net Premiums	$621,218	$220,212	$7,593,534	$1,320,265

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Policy Fees:
Direct	$235,567	$229,351	$691,415	$686,251
Assumed	377,621	104,842	816,592	315,104
Ceded	(237,817)	(20,177)	(469,789)	(58,155)
Net Policy Fees	$375,371	$314,016	$1,038,218	$943,200

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Policy Benefits and Claims:
Direct	$1,340,829	$302,553	$3,137,429	$2,035,840
Assumed	2,162,227	767,329	14,544,107	3,367,807
Ceded	(1,081,361)	(322,644)	(5,799,612)	(1,393,341)
Net Policy Benefits and Claims	$2,421,695	$747,238	$11,881,924	$4,010,306

Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $46.9 billion and $36.7 billion of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, reinsurers held collateral of $1.2 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of September 30, 2024 and December 31, 2023, these trusts held in excess of the $98.9 billion and $81.8 billion of assets they are required to hold in order to support reserves of $97.3 billion and $79.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $186.1 million and $90.8 million as restricted as of September 30, 2024 and December 31, 2023, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three and nine months ended September 30, 2024 and 2023, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$600,550	$1,472,878	$1,950,690	$2,640,085
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive)	—	17,248	—	51,747
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$600,550	$1,490,126	$1,950,690	$2,691,832

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	887,444,991	862,123,088	886,618,138	861,598,674
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.68	$1.71	$2.20	$3.06

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	887,444,991	862,123,088	886,618,138	861,598,674
Incremental Common Shares:
Assumed vesting of dilutive equity awards (1)	54,522,488	24,412,604	46,461,239	24,720,901
Assumed conversion of Series C Mandatory Convertible Preferred Stock	—	22,521,288	—	25,397,130
Weighted Average Shares of Common Stock Outstanding - Diluted	941,967,479	909,056,980	933,079,377	911,716,705
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.64	$1.64	$2.09	$2.95
(1)For the three and nine months ended September 30, 2024 and 2023, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

Exchangeable Securities
For the three and nine months ended September 30, 2024 and 2023, vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.'s ownership interests in KKR Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted Average Vested Restricted Holdings Units	7,000,723	3,909,477	6,584,764	3,495,802
Market Condition Awards
For the three months ended September 30, 2024 and 2023, 16.6 million and 26.8 million, respectively, and for the nine months ended September 30, 2024 and 2023, 25.3 million and 23.9 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2024	December 31, 2023
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$462,971	$271,544
Receivables	293,465	55,602
Due from Broker (2)	103,350	76,075
Deferred Tax Assets, net	49,474	48,580
Interest Receivable	300,983	351,999
Fixed Assets, net (3)	866,805	863,096
Foreign Exchange Contracts and Options (4)	180,689	264,621
Goodwill (5)	549,800	558,279
Intangible Assets (6)	1,595,252	1,624,648
Derivative Assets	2,442	4,792
Prepaid Taxes	97,727	211,966
Prepaid Expenses	73,033	56,828
Operating Lease Right of Use Assets (7)	693,181	358,684
Deferred Financing Costs	20,776	19,213
Other	262,270	209,296
Total Asset Management and Strategic Holdings	$5,552,218	$4,975,223

Insurance
Deferred Tax Assets, net	$2,579,891	$2,273,757
Accrued Investment Income	1,491,638	1,220,781
Goodwill	501,496	501,496
Intangible Assets and Deferred Sales Inducements(8)	333,373	258,529
Premiums and Other Account Receivables	241,840	188,136
Other	222,729	152,486
Operating Lease Right of Use Assets(7)	167,824	172,955
Unsettled Investment Sales(1) and Derivative Collateral Receivables	139,468	27,562
Derivative Assets	86,075	45,694
Prepaid Taxes	49,748	42,294
Market Risk Benefit Asset	377	17
Total Insurance	$5,814,459	$4,883,707

Total Other Assets	$11,366,677	$9,858,930
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $309.9 million and $257.4 million as of September 30, 2024 and December 31, 2023, respectively. Depreciation and amortization expense of $18.4 million and $18.3 million for the three months ended September 30, 2024 and 2023, respectively, and $54.3 million and $50.7 million, for the nine months ended September 30, 2024 and 2023, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of September 30, 2024, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of September 30, 2024, there are approximately $(42.7) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of September 30, 2024, there are approximately $(145.7) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $25.8 million and $17.6 million for the three months ended September 30, 2024 and 2023, respectively, and $59.0 million and $51.0 million for the nine months ended September 30, 2024 and 2023, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended September 30, 2024 and 2023, the operating lease cost was $5.0 million and $7.0 million, respectively, and for the nine months ended September 30, 2024 and 2023, the operating lease cost was $14.9 million and $20.6 million, respectively.

(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 13 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.7 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $13.5 million and $13.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2024	December 31, 2023
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$4,710,805	$2,664,694
Unsettled Investment Purchases (2)	1,250,848	574,986
Securities Sold Short (3)	106,708	149,136
Derivative Liabilities	3,595	2,382
Accrued Compensation and Benefits	384,923	210,625
Interest Payable	491,225	492,501
Foreign Exchange Contracts and Options (4)	575,940	441,608
Accounts Payable and Accrued Expenses	508,589	221,851
Taxes Payable	167,272	39,255
Uncertain Tax Positions	26,433	23,579
Unfunded Revolver Commitments	103,926	94,683
Operating Lease Liabilities (5)	705,583	360,852
Deferred Tax Liabilities, net	2,707,971	2,370,118
Other Liabilities	175,867	72,145
Total Asset Management and Strategic Holdings	$11,919,685	$7,718,415

Insurance
Accrued Expenses	$567,668	$607,262
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	592,023	205,669
Insurance Operations Balances in Course of Settlement	241,481	250,367
Securities Sold Under Agreements to Repurchase	202,688	1,358,434
Derivative Liabilities	191,626	146,197
Operating Lease Liabilities(5)	188,643	193,566
Accrued Employee Related Expenses	122,243	370,984
Interest Payable	64,665	15,894
Tax Payable to Former Parent Company	48,932	62,545
Accounts and Commissions Payable	36,117	32,104
Other Tax Related Liabilities	19,974	12,984
Total Insurance	$2,276,060	$3,256,006

Total Accrued Expenses and Other Liabilities	$14,195,745	$10,974,421
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 5 years to 10 years. The weighted average remaining lease terms were 13.3 years and 10.3 years as of September 30, 2024 and December 31, 2023, respectively. The weighted average discount rates were 3.6% and 2.9% as of September 30, 2024 and December 31, 2023, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 11 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.5 years and 7.6 years as of September 30, 2024 and December 31, 2023, respectively. The weighted average discount rates were 4.7% and 4.4% as of September 30, 2024 and December 31, 2023, respectively. The weighted average remaining lease terms for land were 42.7 years and 43.7 years as of September 30, 2024 and December 31, 2023, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2024, KKR's commitments to these unconsolidated investment funds were $3.1 billion. KKR has not provided any financial support other than its obligated amount as of September 30, 2024. Additionally, Global Atlantic also has unfunded commitments of $25.8 million in relation to other investment partnership interests as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	September 30, 2024	December 31, 2023
Investments	$9,923,819	$7,877,904
Due from (to) Affiliates, net	1,623,889	1,097,939
Maximum Exposure to Loss	$11,547,708	$8,975,843

Insurance
Other Investment Partnerships	$761,013	$169,265
Investment in Renewable Energy	44,762	55,485
Maximum Exposure to Loss	$805,775	$224,750

Total Maximum Exposure to Loss	$12,353,483	$9,200,593

16. DEBT OBLIGATIONS
Asset Management and Strategic Holdings Debt Obligations
KKR enters into credit agreements and issues debt for its general operating and investment purposes. KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	September 30, 2024				December 31, 2023
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	750,000	—	—	—	750,000	—	—	—
1-5 Years	3,468,644	—	—	—	2,236,492	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,218,644	—	—	—	2,986,492	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	745,778	727,988	—	—	—	—
After 5 Years	—	4,250,000	4,164,904	3,649,462	—	5,000,000	4,890,919	4,181,595
Subtotal	—	5,000,000	4,910,682	4,377,450	—	5,000,000	4,890,919	4,181,595
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year	—	34,804	34,750	34,751	—	—	—	—
1-5 Years	—	909,091	905,522	904,937	—	610,552	608,047	606,447
After 5 Years	—	648,058	641,011	628,480	—	363,069	357,986	337,097
Subtotal	—	1,591,953	1,581,283	1,568,168	—	973,621	966,033	943,544
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	723,750	719,373	679,022	—	717,400	712,331	646,248
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	723,750	719,373	679,022	—	717,400	712,331	646,248
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	500,000	487,022	407,800	—	500,000	486,755	377,400
Subtotal	—	500,000	487,022	407,800	—	500,000	486,755	377,400
KFN USD Senior Notes: (2)(3)(4)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	690,000	684,555	630,845	—	690,000	684,032	624,018
Subtotal	—	690,000	684,555	630,845	—	690,000	684,032	624,018
KFN Junior Subordinated Notes:(2)(4)(5)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	258,517	239,800	208,246	—	258,517	238,801	208,902
Subtotal	—	258,517	239,800	208,246	—	258,517	238,801	208,902
Total KKR & KFN Notes	4,218,644	8,764,220	8,622,715	7,871,531	2,986,492	8,139,538	7,978,871	6,981,707

Other Debt Obligations: (1)(8)	6,600,393	37,469,365	37,018,854	36,949,425	6,618,692	37,274,503	36,907,999	36,699,920

Total	10,819,037	46,233,585	45,641,569	44,820,956	9,605,184	45,414,041	44,886,870	43,681,627

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	September 30, 2024	December 31, 2023
KKR USD Senior Notes	4.23%	4.23%
KKR Yen Senior Notes	1.67%	1.46%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	4.63%	4.63%
KFN USD Senior Notes	5.44%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)Interest rates of the notes are floating and the weighted average interest rate is 8.0% and 8.1% and the weighted average years to maturity is 12.0 years and 12.8 years as of September 30, 2024 and December 31, 2023, respectively.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of September 30, 2024 and December 31, 2023, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic
(9)KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN. From time to time, KKR may provide credit support for the funding obligations of its subsidiaries.

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

KKR Group Finance Co. XI LLC May 2024 Notes Offering
On May 30, 2024, KKR Group Finance Co. XI LLC, an indirect subsidiary of KKR & Co. Inc., completed the offering of (i) ¥44,600,000,000 aggregate principal amount of its 1.559% Senior Notes due 2029 (the “2029 Notes”), (ii) ¥1,000,000,000 aggregate principal amount of its 1.762% Senior Notes due 2031 (the “2031 Notes”), (iii) ¥26,200,000,000 aggregate principal amount of its 2.083% Senior Notes due 2034 (the “2034 Notes”), (iv) ¥10,000,000,000 aggregate principal amount of its 2.719% Senior Notes due 2044 (the “2044 Notes”) and (v) ¥9,600,000,000 aggregate principal amount of its 3.008% Senior Notes due 2054 (the “2054 Notes” and, together with the 2029 Notes, the 2031 Notes, the 2034 Notes and the 2044 Notes, the “Yen Notes”). The Yen Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership L.P.
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
As of September 30, 2024, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$6,600,393	$10,849,643	$10,829,756	$10,760,327	6.2%	4.4
Debt Obligations of Consolidated CFEs	—	26,619,722	26,189,098	26,189,098	(2)	10.0
	$6,600,393	$37,469,365	$37,018,854	$36,949,425
(1)Includes borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.8 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 6.7%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2024, the fair value of the consolidated CLO assets was $28.8 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Global Atlantic's debt obligations consisted of the following:

	September 30, 2024				December 31, 2023
By remaining maturity at period end date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	1,000,000	—	—	—	800,000	200,000	200,000	200,000
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	800,000	200,000	200,000	200,000
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	2,550,000	2,449,420	2,594,710	—	1,800,000	1,648,467	1,715,155
Subtotal	—	2,550,000	2,449,420	2,594,710	—	1,800,000	1,648,467	1,715,155
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,350,000	1,329,498	1,345,980	—	750,000	739,390	643,575
Subtotal	—	1,350,000	1,329,498	1,345,980	—	750,000	739,390	643,575

Debt Obligations of Consolidated Special Purpose Vehicles(3)	307,700	32,300	32,300	32,300	—	—	—	—
Total	1,307,700	3,932,300	3,811,218	3,972,990	800,000	2,750,000	2,587,857	2,558,730
(1)Carrying value of debt as of September 30, 2024 and December 31, 2023, includes purchase accounting adjustments of $35.8 million and $40.2 million, respectively, net debt issuance costs of $(58.6) million and $(36.5) million, respectively, and cumulative fair value loss on hedged debt obligations of $(98.3) million and $(165.8) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated sponsored reinsurance vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	September 30, 2024	December 31, 2023
Senior Notes	5.67%	5.22%
Subordinated Notes	6.14%	4.70%
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

Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2024. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of September 30, 2024.

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Policyholders’ Account Balances	$135,579,783	$125,187,354
Liability for Future Policy Benefits	28,106,885	17,823,750
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,419,341	7,129,785
Market Risk Benefit Liability	1,115,874	1,120,968
Other Policy-related Liabilities(1)	11,828,527	8,796,414
Total Policy Liabilities	$184,050,410	$160,058,271
(1)Other policy-related liabilities as of September 30, 2024 and December 31, 2023 primarily consist of embedded derivatives associated with contractholder deposit funds ($5.8 billion and $4.0 billion, respectively), cost-of-reinsurance liabilities ($3.1 billion and $1.8 billion, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), negative VOBA ($789.2 million and $867.9 million, respectively) and outstanding claims ($290.2 million and $235.1 million, respectively).
Policyholders’ account balances
The following reflects the policyholders’ account balances roll-forward for the nine months ended September 30, 2024 and 2023, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$56,762,736	$30,168,445	$21,969,053	$7,015,998	$9,271,122	$125,187,354
Issuances and Premiums Received	13,924,032	6,120,454	1,712,807	1,773,969	1,523,900	25,055,162
Benefit Payments, Surrenders, and Withdrawals	(8,265,350)	(4,080,626)	(1,089,002)	(2,373,374)	(1,182,147)	(16,990,499)
Interest(2)	1,667,342	549,373	539,900	211,621	254,998	3,223,234
Other Activity(3)	(313,286)	80,432	(832,586)	95,765	74,207	(895,468)
Balance as of End of Period	$63,775,474	$32,838,078	$22,300,172	$6,723,979	$9,942,080	$135,579,783
Less: Reinsurance Recoverable	(11,675,265)	(3,103,296)	(7,555,530)	—	(3,644,612)	(25,978,703)
Balance as of End of Period, Net of Reinsurance Recoverable	$52,100,209	$29,734,782	$14,744,642	$6,723,979	$6,297,468	$109,601,080

Average Interest Rate	3.98%	2.66%	3.29%	4.11%	3.31%	3.50%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$113,736,372	$—	$1,148,025	$114,884,397
Cash Surrender Value(5)	$48,733,309	$32,359,977	$14,005,363	$—	$4,506,174	$99,604,823
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of differences, in basis points, between rates being credited to policyholders and the respective guaranteed minimums. Account values, as disclosed below, differ from policyholder account balances as they exclude balances associated with index credits, contractholder deposit fund host balances, funding agreements, and other associated reserves. In addition, policyholder account balances include discounts and premiums on assumed business which are not reflected in account values.

	As of September 30, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of guaranteed minimum crediting rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,365,317	$36,644	$384,982	$1,145,256	$32,188,291	$37,120,490
1.00% - 1.99%	1,312,708	793,703	839,310	1,899,975	10,548,229	15,393,925
2.00% - 2.99%	795,039	40,639	57,227	86,052	2,949,913	3,928,870
3.00% - 4.00%	10,539,375	1,583,309	492,946	1,221,043	1,663,767	15,500,440
Greater Than 4.00%	11,395,632	1,433,289	128,178	98,594	279,093	13,334,786
Total	$27,408,071	$3,887,584	$1,902,643	$4,450,920	$47,629,293	$85,278,511
Percentage of Total	32%	5%	2%	5%	56%	100%

	As of December 31, 2023
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of guaranteed minimum crediting rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,706,701	$25,839	$660,189	$3,546,450	$25,940,436	$32,879,615
1.00% - 1.99%	1,471,320	1,013,423	999,852	1,968,519	6,603,795	12,056,909
2.00% - 2.99%	896,276	44,850	55,874	109,411	1,310,234	2,416,645
3.00% - 4.00%	12,494,439	1,186,572	414,111	953,560	1,067,325	16,116,007
Greater Than 4.00%	12,095,647	1,385,538	138,112	117,561	298,493	14,035,351
Total	$29,664,383	$3,656,222	$2,268,138	$6,695,501	$35,220,283	$77,504,527
Percentage of Total	38%	5%	3%	9%	45%	100%

Liability for future policy benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(208,370)	$(208,370)	$—	$(255,401)	$(255,401)

Balance at Original Discount Rate	$—	$(241,058)	$(241,058)	$—	$(303,610)	$(303,610)
Effect of Changes in Cash Flow Assumptions	—	—	—	—	43,842	43,842
Effect of Actual Variances from Expected Experience	—	(100,965)	(100,965)	—	1,980	1,980
Adjusted Beginning of Period Balance	—	(342,023)	(342,023)	—	(257,788)	(257,788)
Issuances	—	(1,178,303)	(1,178,303)	—	—	—
Interest	—	(32,446)	(32,446)	—	(3,347)	(3,347)
Net Premiums Collected	—	118,970	118,970	—	24,732	24,732
Flooring Impact	—	—	—	3	—	3
Ending Balance at Original Discount Rate	—	(1,433,802)	(1,433,802)	3	(236,403)	(236,400)
Effect of Changes in Discount Rate Assumptions	—	1,729	1,729	—	41,702	41,702
Balance as of End of Period	$—	$(1,432,073)	$(1,432,073)	$3	$(194,701)	$(194,698)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$17,427,353	$604,767	$18,032,120	$14,021,514	$679,807	$14,701,321

Balance at Original Discount Rate	$20,040,000	$701,655	$20,741,655	$17,180,626	$806,555	$17,987,181
Effect of Changes in Cash Flow Assumptions	(28,430)	—	(28,430)	(1,563)	(46,438)	(48,001)
Effect of Actual Variances from Expected Experience	8,066	(36,177)	(28,111)	21,595	4,259	25,854
Adjusted Beginning of Period Balance	20,019,636	665,478	20,685,114	17,200,658	764,376	17,965,034
Issuances	2,885,218	8,910,288	11,795,506	1,971,968	354	1,972,322
Interest	467,604	231,123	698,727	311,936	7,079	319,015
Benefit Payments	(1,395,141)	(455,771)	(1,850,912)	(1,213,734)	(68,821)	(1,282,555)
Ending Balance at Original Discount Rate	21,977,317	9,351,118	31,328,435	18,270,828	702,988	18,973,816
Effect of Changes in Discount Rate Assumptions	(2,073,656)	284,179	(1,789,477)	(3,806,449)	(117,105)	(3,923,554)
Balance as of End of Period	19,903,661	9,635,297	29,538,958	14,464,379	585,883	15,050,262
Net Liability for Future Policy Benefits	19,903,661	8,203,224	28,106,885	14,464,382	391,182	14,855,564
Less: Reinsurance Recoverable(3)	(10,072,105)	(6,373,295)	(16,445,400)	(7,403,232)	(3,063)	(7,406,295)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$9,831,556	$1,829,929	$11,661,485	$7,061,150	$388,119	$7,449,269
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $395.5 million and $(339.3) million for the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	Gross Premiums
	Nine Months Ended September 30,
	2024	2023
Payout Annuities	$3,113,638	$2,194,414
Other	8,771,185	50,193
Total Products	$11,884,823	$2,244,607
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.74%	4.86%
Weighted-Average Interest Rates, Current Discount Rate	4.78%	4.91%
Weighted-Average Liability Duration (Years, Current Rates)	8.67	9.69

	As of December 31, 2023
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.37%	2.57%
Weighted-Average Interest Rates, Current Discount Rate	4.95%	4.95%
Weighted-Average Liability Duration (Years, Current Rates)	8.58	9.03
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$32,959,156	$16,567,993
Expected Future Benefit Payments, Discounted (Original Discount Rate)	21,977,317	9,351,118
Expected Future Benefit Payments, Discounted (Current Discount Rate)	19,903,661	9,635,297

Expected Future Gross Premiums, Undiscounted	—	2,023,131
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,561,598
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,536,466

	As of December 31, 2023
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$29,164,580	$832,608
Expected Future Benefit Payments, Discounted (Original Discount Rate)	19,899,423	689,760
Expected Future Benefit Payments, Discounted (Current Discount Rate)	17,427,352	604,768

Expected Future Gross Premiums, Undiscounted	—	377,693
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	317,710
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	262,653
Significant inputs, judgments and assumptions used in measuring future policyholder benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2024, mortality assumptions were revised for payout annuities, which resulted in a $28.4 million increase to net income before taxes.

For the nine months ended September 30, 2024 and 2023, Global Atlantic recognized $(463.9) million and $306.0 million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the nine months ended September 30, 2024 and 2023, there were no changes to the methods used to determine the discount rates.
Additional liability for annuitization, death, or other insurance benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Balance as of Beginning of Period	$7,251,266	$5,104,810
Effect of Changes in Cash Flow Assumptions	(7,760)	13,773
Effect of Changes in Experience	(30,523)	(26,485)
Adjusted Balance as of Beginning of Period	7,212,983	5,092,098
Issuances	17,695	20,054
Assessments	517,859	352,623
Benefits Paid	(383,297)	(292,067)
Interest	179,790	104,393
Balance as of End of Period	7,545,030	5,277,101
Less: Impact of Unrealized Investment Gains and Losses	125,689	138,587
Less: Reinsurance Recoverable, End of Period	1,540,118	—
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$5,879,223	$5,138,514

The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	Gross Assessments
	Nine Months Ended September 30,
	2024	2023
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$530,138	$342,419
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Weighted-Average Interest, Current Discount Rate	3.28%	3.09%
Weighted-Average Liability Duration (Years)	26.92	27.64
Significant inputs, judgments and assumptions used in measuring the additional liabilities for annuitization, death, or other insurance benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality, lapse rates, investment yields and interest margin. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2024, assumptions for lapse rates, investment yields, and interest margin were updated, which resulted in a $7.8 million decrease in the additional liability for annuitization, death, and other insurance benefits. During the nine months ended September 30, 2023, assumptions for lapse rates, investment yields, and option budget costs were updated, which resulted in a $13.8 million increase in the additional liability for annuitization, death, or other insurance benefits.

Market risk benefits
The following table presents the balances of, and changes in, market risk benefits:

	Nine months ended
	September 30, 2024			September 30, 2023
	Fixed-indexed Annuity	Variable- and Other Annuities	Total	Fixed-indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$868,268	$252,683	$1,120,951	$548,536	$120,322	$668,858

Balance as of Beginning of Period, Before Impact of Changes in Instrument-specific Credit Risk	$790,616	$225,593	$1,016,209	$656,880	$150,633	$807,513
Issuances	38,762	(8)	38,754	847	(30)	817
Interest	32,306	7,800	40,106	29,734	6,548	36,282
Attributed Fees Collected	78,896	67,198	146,094	77,685	62,925	140,610
Benefit Payments	(5,279)	(5,301)	(10,580)	(2,781)	(1,102)	(3,883)
Effect of Changes in Interest Rates	(25,023)	(2,924)	(27,947)	(184,971)	(89,899)	(274,870)
Effect of Changes in Equity Markets	(28,621)	(75,864)	(104,485)	(8,098)	(16,848)	(24,946)
Effect of Actual Experience Different from Assumptions	23,108	(11,710)	11,398	138,788	(32,820)	105,968
Effect of Changes in Other Future Expected Assumptions	(126,523)	(2,145)	(128,668)	(93,298)	55,657	(37,641)
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	778,242	202,639	980,881	614,786	135,064	749,850
Effect of Changes in Instrument-specific Credit Risk	98,839	35,777	134,616	13,178	6,117	19,295
Balance as of End of Period	877,081	238,416	1,115,497	627,964	141,181	769,145
Less: Reinsurance Recoverable as of the End of the Period	—	(13,312)	(13,312)	—	(13,169)	(13,169)
Balance as of End of Period, Net of Reinsurance Recoverable	$877,081	$225,104	$1,102,185	$627,964	$128,012	$755,976

Net Amount at Risk	$4,535,978	$1,226,221	$5,762,199	$4,200,773	$1,312,724	$5,513,497
Weighted-average Attained Age of Contract holders (Years)	71	70	71	70	69	70

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of September 30, 2024, and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Fixed-indexed Annuities	$377	$877,458	$(877,081)	$—	$868,268	$(868,268)
Variable- and Other Annuities	—	238,416	(238,416)	17	252,700	(252,683)
Total	$377	$1,115,874	$(1,115,497)	$17	$1,120,968	$(1,120,951)

Significant inputs, judgments, and assumptions used in measuring market risk benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if evidence suggests. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2024, assumptions for fixed-indexed annuities mortality, surrenders, and utilization, and variable annuity activations were updated, which resulted in a $128.7 million increase to net income before taxes. During the nine months ended September 30, 2023, assumptions for fixed-indexed annuity surrender and partial withdrawals, and variable annuity surrender and activations were updated, which resulted in a $37.6 million increase to net income before taxes.

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
The following table presents the balances of and changes in separate account liabilities:

	September 30, 2024			September 30, 2023
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,565,029	$541,971	$4,107,000	$3,627,769	$503,025	$4,130,794
Premiums and Deposits	18,817	9,544	28,361	26,449	10,337	36,786
Surrenders, Withdrawals and Benefit Payments	(414,727)	(18,600)	(433,327)	(357,330)	(16,590)	(373,920)
Investment Performance	463,798	88,738	552,536	190,354	45,362	235,716
Other	(86,983)	(33,414)	(120,397)	(92,798)	(36,675)	(129,473)
Balance as of End of Period	$3,545,934	$588,239	$4,134,173	$3,394,444	$505,459	$3,899,903

Cash Surrender Value as of End of Period(1)	$3,545,934	$588,239	$4,134,173	$3,394,444	$505,459	$3,899,903
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	September 30, 2024	December 31, 2023
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$2,045,045	$2,131,149
Equity	1,720,114	1,596,467
Fixed Income	149,902	152,398
Money Market	218,490	226,387
Alternative	622	599
Total Assets Supporting Separate Account Liabilities	$4,134,173	$4,107,000

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
For the three months ended September 30, 2024 and 2023, the effective tax rates were 12.8% and 15.5%, respectively, and for the nine months ended September 30, 2024 and 2023, the effective tax rates were 16.5% and 19.5%, respectively. The effective tax rate differs from the statutory rate primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered its ability and intent to hold the underlying securities to recovery. Global Atlantic concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. As of September 30, 2024, Global Atlantic maintained $89.3 million of valuation allowance associated with the unrealized tax capital losses in the available for sale securities portfolio. The establishment of the valuation allowance was recorded in other comprehensive income. Based on available evidence and various assumptions as to the timing of income, KKR believes it is likely that all other deferred tax assets will be realized. There was no change in the valuation allowance recorded as of September 30, 2024.
During the nine months ended September 30, 2024, there were no material changes to KKR's uncertain tax positions and KKR believes there will not be a significant increase or decrease to these uncertain tax positions within 12 months of the reporting date.

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax ("CAMT") on the "adjusted financial statement income" of certain large corporations, which became effective on January 1, 2023. In addition, the IRA enacted a 1% excise tax on corporate stock repurchases completed after December 31, 2022. KKR reviewed the impact and concluded there was no impact on income taxes for the nine months ended September 30, 2024 and will continue to review and monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.
On December 20, 2021, the OECD released Pillar Two Model Rules, which contemplate a global 15% minimum tax rate. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two, and many countries are passing legislation to comply with Pillar Two. The changes contemplated by Pillar Two, when enacted by various countries in which we do business, may increase our taxes in such countries. Based on the available legislation, KKR concluded there was no material impact on income taxes with respect to Pillar Two for the nine months ended September 30, 2024. KKR will continue to evaluate the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance.
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances pursuant to the Exempted Undertakings Tax Protection Act 1966. Global Atlantic reviewed the potential impact and does not expect that the Bermuda CIT will have a material impact on income taxes for 2024.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards and incentive awards under the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") and the Global Atlantic Senior Management Equity Incentive Plan ("GA Equity Incentive Plan") for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset Management	$149,575	$119,603	$453,505	$354,808
Insurance	35,093	26,340	99,482	121,128
Total	$184,668	$145,943	$552,987	$475,936

KKR Equity Incentive Awards
Under KKR's equity incentive plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"), and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of September 30, 2024, 49,678,122 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain Global Atlantic employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of September 30, 2024, there was approximately $855 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.

A summary of the status of unvested Service-Vesting Awards granted from January 1, 2024 through September 30, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	23,228,671	$53.22
Granted	4,644,817	79.28
Vested	(5,470,039)	47.59
Forfeitures	(724,297)	58.15
Balance, September 30, 2024	21,679,152	$60.06
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
As of September 30, 2024, there was approximately $602 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.

A summary of the status of unvested Market Condition Awards granted from January 1, 2024 through September 30, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	36,497,589	$29.59
Granted	2,278,830	58.31
Vested	(231,064)	21.70
Forfeitures	(498,960)	30.79
Balance, September 30, 2024	38,046,395	$31.34
(1)Unvested Market Condition Awards include restricted holdings units granted to Global Atlantic employees.
As of September 30, 2024, 34.2 million units of these Market Condition awards have met their market price based vesting condition.
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
As of September 30, 2024, there was approximately $326 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from October 1, 2024 to December 31, 2026. As of September 30, 2024, 9.0 million units of these Co-CEO awards have met their market price based vesting condition.

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

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2024	December 31, 2023
Amounts due from unconsolidated investment funds	$1,713,504	$1,229,308
Amounts due from portfolio companies	321,160	217,544
Due from Affiliates	$2,034,664	$1,446,852
Due to Affiliates consists of:

	September 30, 2024	December 31, 2023
Amounts due to current and former employees under the tax receivable agreement	$381,076	$406,730
Amounts due to unconsolidated investment funds	89,615	131,369
Due to Affiliates	$470,691	$538,099

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

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset Management
Management Fees (1)(2)	$892,629	$758,700	$2,555,263	$2,245,744
Transaction and Monitoring Fees, Net	467,145	124,014	842,087	456,421
Fee Related Performance Revenues	56,655	20,436	112,901	70,529
Fee Related Compensation	(247,875)	(203,209)	(614,294)	(623,987)
Other Operating Expenses	(167,881)	(142,416)	(471,146)	(440,295)
Fee Related Earnings	1,000,673	557,525	2,424,811	1,708,412
Realized Performance Income (3)	391,920	329,266	1,145,774	653,998
Realized Performance Income Compensation	(289,994)	(213,816)	(843,011)	(424,910)
Realized Investment Income (4)	151,546	216,727	424,845	529,583
Realized Investment Income Compensation	(22,732)	(34,679)	(63,725)	(81,576)
Asset Management Segment Earnings	$1,231,413	$855,023	$3,088,694	$2,385,507

Insurance
Net Investment Income (1) (4)	$1,636,300	$1,356,407	$4,660,765	$3,911,456
Net Cost of Insurance	(1,166,891)	(820,014)	(3,240,834)	(2,382,303)
General, Administrative and Other	(230,889)	(204,701)	(655,358)	(604,700)
Pre-tax Operating Earnings	238,520	331,692	764,573	924,453
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(121,665)	—	(339,090)
Insurance Operating Earnings	$238,520	$210,027	$764,573	$585,363

Strategic Holdings
Dividends, Net (2)	$6,828	$—	$68,400	$—
Strategic Holdings Operating Earnings	6,828	—	68,400	—
Net Realized Investment Income (3)	87,693	—	87,693	—
Strategic Holdings Segment Earnings	$94,521	$—	$156,093	$—

Total Segment Earnings	$1,564,454	$1,065,050	$4,009,360	$2,970,870

(1) Includes intersegment management fees of $144.9 million and $112.1 million between Asset Management and Insurance segments for the three months ended September 30, 2024 and 2023, respectively, and $384.4 million and $331.0 million for the nine months ended September 30, 2024 and 2023, respectively.

(2) Includes intersegment management fees of $8.2 million between the Asset Management and the Strategic Holdings segments for the three months ended September 30, 2024 and $23.9 million for the nine months ended September 30, 2024.

(3) Includes intersegment performances fees of $15.5 million between the Asset Management and the Strategic Holdings segments for the three and nine months ended September 30, 2024.
(4) Includes intersegment interest expense of $2.1 million and $49.7 million for the three months ended September 30, 2024 and 2023, respectively, and $7.4 million and $137.9 million for the nine months ended September 30, 2024 and 2023, respectively.

			As of September 30,
			2024	2023
Segment Assets:
Asset Management			$27,264,016	$26,522,206
Insurance			244,991,087	174,054,907
Strategic Holdings			7,290,413	6,482,608
Total Segment Assets			$279,545,516	$207,059,721

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-cash expenses excluded from Segment Earnings	2024	2023	2024	2023
Equity Based Compensation and Other
Asset Management	$149,575	$119,603	$453,505	$354,808
Insurance (1)	35,093	16,678	99,482	76,969
Total Non-cash expenses	$184,668	$136,281	$552,987	$431,777
(1)Amounts include the portion allocable to KKR & Co. Inc.

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Segment Earnings, and Segment Assets to their equivalent GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Total GAAP Revenues	$4,791,696	$3,315,481	$18,620,344	$10,069,481
Impact of Consolidation and Other	335,048	218,495	865,898	613,048
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,163,424)	(1,009,645)	(3,164,491)	(2,155,560)
Realized Carried Interest	336,016	327,195	1,044,843	646,116
Realized Investment Income	151,546	216,727	424,845	529,583
Capstone Fees	(29,141)	(23,235)	(69,218)	(67,080)
Expense Reimbursements	(32,789)	(15,982)	(68,050)	(48,366)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	118,162	—	195,400	—
Insurance Adjustments:
Net Premiums	(621,218)	(220,212)	(7,593,534)	(1,320,265)
Policy Fees	(375,371)	(314,016)	(1,038,218)	(943,200)
Other Income	(60,162)	(42,341)	(180,436)	(119,357)
(Gains) Losses from Investments(1)	687,170	(75,064)	1,254,170	379,213
Non-operating Changes in Policy Liabilities and Derivatives	(446,817)	428,147	(393,825)	284,118
Total Segment Revenues (2)	$3,690,716	$2,805,550	$9,897,728	$7,867,731
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income and (vii) Dividends, Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (Loss) Before Tax (GAAP)	$1,644,564	$2,819,190	$4,217,820	$4,678,638
Impact of Consolidation and Other	(823,034)	(883,896)	(1,161,554)	(1,036,007)
Interest Expense, Net	80,709	74,960	230,617	252,557
Asset Management Adjustments:
Unrealized (Gains) Losses	89,805	(445,477)	(385,448)	(561,064)
Unrealized Carried Interest	(850,638)	(616,963)	(1,987,597)	(1,255,117)
Unrealized Carried Interest Compensation	644,881	310,917	1,555,336	590,108
Transaction-related and Non-operating Items	90,716	8,038	153,699	22,037
Equity-based compensation	66,549	46,782	206,861	151,060
Equity-based compensation - Performance based	83,026	72,821	246,644	203,748
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(226,319)	(265,092)	(644,285)	(508,489)
Insurance Adjustments:(1)
(Gains) Losses from Investments(1)(2)	692,422	(33,337)	1,251,953	223,260
Non-operating Changes in Policy Liabilities and Derivatives(1)	12,589	(42,364)	192,917	121,590
Transaction-related and Non-operating Items(1)	19,679	—	19,679	3,199
Equity-based and Other Compensation(1)	35,093	16,678	99,482	76,969
Amortization of Acquired Intangibles(1)	4,412	2,793	13,236	8,381
Total Segment Earnings	$1,564,454	$1,065,050	$4,009,360	$2,970,870
(1)Amounts represent the portion allocable to KKR & Co. Inc.
(2)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	September 30, 2024	September 30, 2023
Total GAAP Assets	$360,655,876	$288,732,956
Impact of Consolidation and Reclassifications	(76,399,555)	(84,135,828)
Carry Pool Reclassifications	(4,710,805)	2,462,593
Total Segment Assets	$279,545,516	$207,059,721
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
Share Repurchase Program
The repurchase program does not have an expiration date. Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of October 18, 2024, there was approximately $69 million remaining under the program. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock repurchased	—	308,808	—	5,395,162
Equity awards for common stock retired	696	—	924,559	604,281

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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)certain third-party investors in certain of Global Atlantic's consolidated entities.
The following table presents total noncontrolling interests:

	Three Months Ended September 30,
	2024	2023
Balance at the beginning of the period	$35,565,377	$40,429,454
Net Income (Loss) Attributable to Noncontrolling Interests	838,916	895,539
Other Comprehensive Income (Loss), net of tax	(10,477)	(503,289)
Equity-Based Compensation (Non Cash Contribution)	107,078	78,493
Change in KKR & Co. Inc.'s Ownership Interest	(54,299)	—
Capital Contributions	2,580,370	1,886,326
Capital Distributions	(2,729,479)	(1,822,724)
Changes in Consolidation	95,131	(195,271)
Balance at the end of the period	$36,392,617	$40,768,528

	Nine Months Ended September 30,
	2024	2023
Beginning of Period (as previously reported for the prior period)	$34,904,791	$35,778,000
Adoption of New Accounting Standard	—	632,858
Balance at the beginning of the period (as revised for the prior period)	34,904,791	36,410,858
Net Income (Loss) Attributable to Noncontrolling Interests	1,513,518	1,088,622
Other Comprehensive Income (Loss), net of tax	(15,315)	(213,251)
Compensation Modification - Issuance of Holdings III Units (See Note 19)	53,623	—
Equity-Based Compensation (Non Cash Contribution)	319,137	226,169
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	40,789	—
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	2,169,300	—
Change in KKR & Co. Inc.'s Ownership Interest	(342,811)	(113,121)
Capital Contributions	5,976,650	9,290,719
Capital Distributions	(6,767,940)	(5,560,590)
Changes in Consolidation	1,163,105	(360,878)
Balance at the end of the period	$36,392,617	$40,768,528

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
(ii) During the quarter, Global Atlantic acquired the remaining outstanding redeemable noncontrolling interests in certain renewable energy entities. Global Atlantic had redeemable noncontrolling interests related to a renewable energy entity of approximately $47.8 million as of December 31, 2023, as determined by the hypothetical liquidation at book value ("HLBV") method.
The following table presents the calculation of Redeemable Noncontrolling Interests:

	Three Months Ended September 30,
	2024	2023
Balance at the beginning of the period	$1,291,487	$183,413
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(4,798)	(3,685)
Capital Contributions	47,409	242,359
Capital Distributions	(10,027)	(213)
Change in KKR & Co. Inc.'s Ownership Interest	(1,763)	—
Balance at the end of the period	$1,322,308	$421,874

	Nine Months Ended September 30,
	2024	2023
Balance at the beginning of the period	$615,427	$152,065
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	57,546	(12,728)
Capital Contributions	671,530	312,356
Capital Distributions	(20,432)	(1,998)
Change in KKR & Co. Inc.'s Ownership Interest	(1,763)	—
Changes in Consolidation	—	(27,821)
Balance at the end of the period	$1,322,308	$421,874

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of September 30, 2024, KKR had unfunded commitments consisting of $8.2 billion to its investment funds and vehicles. KKR has also agreed for certain of its investment vehicles to fund or otherwise be liable for a portion of their investment losses (up to a maximum of approximately $67.5 million) and/or to provide them with liquidity upon certain termination events (the maximum amount of which is unknown until the scheduled termination date of the investment vehicle).
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of September 30, 2024, these commitments amounted to $0.2 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which reduce its risk when underwriting certain debt transactions, and thus our unfunded commitments as of September 30, 2024 have been reduced to reflect the amount to be funded by such third parties. As of September 30, 2024, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion. In the case of purchases of investments or assets in our Principal Activities business line, the amount to be funded includes amounts that are intended to be syndicated to third parties, and the actual amounts to be funded may be less.
Global Atlantic has commitments to purchase or fund investments of $3.8 billion as of September 30, 2024. These commitments include those related to mortgage loans, other lending facilities and other investments. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $22.1 million for current expected credit losses as of September 30, 2024.
In addition, Global Atlantic has entered into certain forward flow agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $329.7 million, as of September 30, 2024, with expiration dates occurring between November 2024 and September 2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects. Global Atlantic monitors the likelihood of these funding obligations being drawn upon.

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

As of September 30, 2024, approximately $569 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2024 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $230 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of September 30, 2024, Associates Holdings had access to cash reserves sufficient to reimburse the full $230 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, the clawback obligation would have been approximately $4.3 billion, and KKR would be entitled to seek reimbursement of approximately $1.8 billion of that amount from Associates Holdings. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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

Insurance Segment
The Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period totaling $214.0 million. As of September 30, 2024, the present value of the remaining amount to be paid is $48.9 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
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
On March 24, 2022, in a separate declaratory judgment action brought by the Commonwealth of Kentucky regarding the enforceability of certain indemnification provisions available to what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Prisma Capital Partners LP, the Kentucky state court concluded that it has personal jurisdiction over KKR & Co. Inc. in that action, and that the indemnification provisions violated the Kentucky Constitution and were therefore unenforceable. On December 1, 2023, the Kentucky Court of Appeals reversed the trial court’s summary judgment on the issue of personal jurisdiction over KKR & Co. Inc., but affirmed the trial court’s rulings that the indemnification provisions violated the Kentucky Constitution and were unenforceable. On February 5, 2024, the Kentucky Court of Appeals denied the petitions of KKR & Co. Inc. and others for rehearing. On April 8, 2024, KKR & Co. Inc. and other defendants in the declaratory judgment case filed motions with the Supreme Court of Kentucky for discretionary review of the Court of Appeals' December 1, 2023 decision. On August 14, 2024, the Kentucky Supreme Court granted discretionary review in the Kentucky AG’s declaratory judgment case of both personal jurisdiction over KKR & Co. Inc. and the enforceability and constitutionality of the indemnification provisions.
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

KKR is currently subject to investigations by the Antitrust Division of the DOJ related to antitrust matters, including civil investigative demands and a grand jury subpoena seeking information with respect to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart‐Scott‐Rodino Act of 1976 (“HSR”) for certain transactions in 2021 and 2022. KKR has been cooperating with the DOJ in connection with these investigations and has been engaged in discussions with the DOJ about a possible resolution of these investigations. There can be no assurance that a settlement will be reached. If a settlement were to be reached regarding the civil and criminal investigations, the terms of such settlement would be expected to require KKR to make certain admissions about the completeness and accuracy of certain prior HSR filings and related HSR filing process, agree to certain remedial measures including a third-party monitor for its HSR compliance program, and pay significant monetary penalties. In the absence of a settlement, the DOJ may initiate one or more civil or criminal proceedings or take other actions against KKR, its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or filing a complaint. There can be no certainty as to the possible outcome of any such proceedings or other actions, any of which could result in a range of adverse financial and non‐financial consequences to KKR. In addition, KKR is currently subject to other investigations by the Antitrust Division of the DOJ related to antitrust matters, including restrictions on interlocking directorates under Section 8 of the Clayton Act. KKR is currently cooperating with the DOJ in connection with these other investigations. KKR is also currently subject to investigations by the SEC related to business-related electronic communications, including with respect to the preservation of text messages and similar communications on electronic messaging applications under the Investment Advisers Act of 1940.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $3.2 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively, and $13.3 million and $15.2 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in insurance expenses in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the total capacity of the financing arrangements with third parties was $2.4 billion and $2.3 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both September 30, 2024 and December 31, 2023.
25. SUBSEQUENT EVENTS
Common Stock Dividend
A dividend of $0.175 per share of common stock of KKR & Co. Inc. has been declared and was announced on October 24, 2024. This dividend will be paid on November 19, 2024 to common stockholders of record as of the close of business on November 4, 2024.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed approximately 765 private equity investments in portfolio companies with a total transaction value in excess of $735 billion as of September 30, 2024. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity, core private equity, and impact investments. We also provide capital markets services for our firm, our portfolio companies and third parties. Our balance sheet provides a significant source of capital in the growth and expansion of our business, and it has allowed us to further align our interests with those of our fund investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source and has also enabled the firm to establish a new reporting segment called Strategic Holdings, which is currently comprised of the firm’s participation in our core private equity strategy.
Our insurance business is operated by Global Atlantic, in which we acquired a majority controlling interest on February 1, 2021 and the remaining equity interests in Global Atlantic that KKR did not already own on January 2, 2024. Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities and targeted life products through a network of banks, broker-dealers and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2024, Global Atlantic served over three million policyholders.

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
Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of September 30, 2024, our Private Equity business line had $190.2 billion of AUM, consisting of $134.7 billion in traditional private equity, $37.0 billion in core private equity and $18.5 billion in growth equity, which includes $4.6 billion of impact investments.
The table below presents information as of September 30, 2024, relating to our current private equity and other vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2024.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$6,142	$12,428	$182	$12,132	$15,243	$426
Americas Fund XII	5/2017	5/2021	13,500	1,496	12,610	11,355	9,326	19,668	1,780
North America Fund XI	11/2012	1/2017	8,718	48	10,165	23,097	2,526	3,362	209
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	4,328	—	—	—	—	—
European Fund VI	6/2022	6/2028	7,486	5,821	1,665	—	1,665	1,009	—
European Fund V	7/2019	2/2022	6,369	684	5,802	1,320	5,059	7,527	418
European Fund IV	2/2015	3/2019	3,512	19	3,644	5,726	1,621	2,503	167
European Fund III (5)	3/2008	3/2014	5,508	148	5,360	10,625	151	21	(53)
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	7,997	7,362	1,202	7,030	10,419	618
Asian Fund III	8/2017	7/2020	9,000	1,314	8,210	8,077	6,371	11,771	1,021
Asian Fund II	10/2013	3/2017	5,825	—	7,494	6,694	2,456	2,129	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	2,238	502	—	502	585	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	62	2,223	548	1,976	3,338	256
Next Generation Technology Growth Fund	3/2016	12/2019	659	3	670	1,249	254	1,078	92
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,493	1,296	—	1,296	1,472	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	108	1,353	461	1,054	1,766	113
Global Impact Fund II	6/2022	6/2028	2,708	1,862	846	—	846	757	—
Global Impact Fund	2/2019	3/2022	1,242	211	1,207	483	1,028	1,748	139
Co-Investment Vehicles and Other	Various	Various	24,242	3,148	21,689	10,777	15,904	19,797	1,451
Core Investors II	8/2022	8/2027	11,814	8,963	2,851	—	2,851	3,440	32
Core Investors I	2/2018	8/2022	8,500	23	9,509	1,620	8,278	16,360	73
Other Core Investment Vehicles	Various	Various	5,691	1,282	4,480	1,496	3,997	6,975	94
Unallocated Commitments (6)	N/A	N/A	3,805	3,805	—	—	—	—	—

Total Private Equity			$199,366	$52,195	$154,400	$153,725	$86,323	$130,968	$6,490
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2024.
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
Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of September 30, 2024, our Real Assets business line had $162.8 billion of AUM, consisting of $79.6 billion in real estate (of which $41.9 billion is real estate credit and $37.7 billion is real estate equity), $77.5 billion in infrastructure, $4.1 billion in energy, and $1.6 billion of unallocated commitments from a strategic investment partnership.

The table below presents information as of September 30, 2024, relating to our current real asset and other vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$10,314	$10,314	$—	$—	$—	$—	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,603	5,434	11,540	371	11,283	14,290	505
Global Infrastructure Investors III	7/2018	6/2021	7,168	991	6,529	3,508	4,692	6,845	321
Global Infrastructure Investors II	12/2014	6/2018	3,040	130	3,166	5,415	711	1,221	50
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	4,545	1,836	33	1,759	2,172	54
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	602	3,475	1,209	2,689	3,442	196
Diversified Core Infrastructure Fund	12/2020	(5)	10,723	1,795	9,055	852	8,978	9,776	—
Global Climate Fund(6)	7/2024	7/2030	2,257	2,257	—	—	—	—	—
Real Estate Partners Americas IV	(7)	(8)	1,928	1,928	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	1,051	3,415	319	3,189	3,282	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	235	1,970	2,767	427	374	3
Real Estate Partners Americas	5/2013	5/2017	1,229	135	1,024	1,438	16	7	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,063	372	1,896	431	1,585	1,602	—
Real Estate Partners Europe	8/2015	12/2019	708	98	690	777	201	202	(10)
Asia Real Estate Partners	7/2019	7/2023	1,682	391	1,321	207	1,209	1,328	—
Property Partners Americas	12/2019	(5)	2,571	48	2,523	159	2,523	2,179	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	322	976	916	21
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	572	1,008	1,001	4
Energy Related Vehicles	Various	Various	4,385	62	4,195	1,975	1,171	1,718	47
Co-Investment Vehicles and Other	Various	Various	10,728	2,922	7,844	1,811	7,429	7,697	25
Unallocated Commitments(9)	N/A	N/A	1,668	1,668	—	—	—	—	—

Total Real Assets			$96,501	$35,100	$63,513	$24,394	$49,846	$58,052	$1,212
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.
(6)Includes another climate strategy vehicle with different fund terms and whose investment period has not yet begun as of September 30, 2024. This vehicle's investment period start date and end date will be determined based upon the date of the close of its first investment.
(7)Upon the date of the close of the first investment.
(8)Four years after the start of the investment period.
(9)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.

Private Equity and Real Asset Performance
The table below presents information as of September 30, 2024, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2024, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,508	5,360	10,625	21	10,646	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,152	11	1,163	3.6%	(0.1)%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,165	23,097	3,362	26,459	23.6%	19.1%	2.6
Asian Fund II (2013)	5,825	7,494	6,694	2,129	8,823	4.6%	3.0%	1.2
Real Estate Partners Americas (2013)	1,229	1,024	1,438	7	1,445	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.1)%	(8.8)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,166	5,415	1,221	6,636	19.7%	17.0%	2.1
European Fund IV (2015)	3,512	3,644	5,726	2,503	8,229	22.5%	17.4%	2.3
Real Estate Partners Europe (2015)	708	690	777	202	979	11.8%	8.8%	1.4
Next Generation Technology Growth Fund (2016)	659	670	1,249	1,078	2,327	31.3%	26.8%	3.5
Health Care Strategic Growth Fund (2016)	1,331	1,353	461	1,766	2,227	16.5%	11.2%	1.6
Americas Fund XII (2017)	13,500	12,610	11,355	19,668	31,023	25.0%	20.7%	2.5
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	572	1,001	1,573	9.1%	7.8%	1.6
Core Investment Vehicles (2017)	26,005	16,840	3,116	26,775	29,891	17.1%	16.1%	1.8
Asian Fund III (2017)	9,000	8,210	8,077	11,771	19,848	27.8%	21.9%	2.4
Real Estate Partners Americas II (2017)	1,921	1,970	2,767	374	3,141	24.8%	20.2%	1.6
Global Infrastructure Investors III (2018)	7,168	6,529	3,508	6,845	10,353	15.3%	12.1%	1.6
Global Impact Fund (2019)	1,242	1,207	483	1,748	2,231	23.2%	17.5%	1.8
European Fund V (2019)	6,369	5,802	1,320	7,527	8,847	14.7%	11.4%	1.5
Energy Income and Growth Fund II (2018)	994	1,198	380	1,551	1,931	15.9%	14.1%	1.6
Asia Real Estate Partners (2019)	1,682	1,321	207	1,328	1,535	8.2%	4.1%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,223	548	3,338	3,886	21.6%	17.1%	1.7
Real Estate Credit Opportunity Partners II (2019)	950	976	322	916	1,238	10.3%	7.8%	1.3
Asia Pacific Infrastructure Investors (2020)	3,792	3,475	1,209	3,442	4,651	15.8%	11.4%	1.3
Asian Fund IV (2020)	14,735	7,362	1,202	10,419	11,621	23.2%	16.3%	1.6
Real Estate Partners Europe II (2020)	2,063	1,896	431	1,602	2,033	3.7%	1.0%	1.1
Real Estate Partners Americas III (2021)	4,253	3,415	319	3,282	3,601	2.8%	0.6%	1.1
Health Care Strategic Growth Fund II (2021)	3,789	1,296	—	1,472	1,472	10.8%	(0.6)%	1.1
North America Fund XIII (2021)	18,400	12,428	182	15,243	15,425	16.6%	11.2%	1.2
Global Infrastructure Investors IV (2022)	16,603	11,540	371	14,290	14,661	15.7%	11.6%	1.3
Asia Pacific Infrastructure Investors II (2022)	6,348	1,836	33	2,172	2,205	29.6%	18.0%	1.2
European Fund VI (2022) (3)	7,486	1,665	—	1,009	1,009	—	—	—
Global Impact Fund II (2022) (3)	2,708	846	—	757	757	—	—	—
Next Generation Technology Growth Fund III (2022) (3)	2,740	502	—	585	585	—	—	—
Ascendant Fund (2022) (3)	4,328	—	—	—	—	—	—	—
Global Infrastructure Investors V (2024) (3)	10,314	—	—	—	—	—	—	—
Global Climate Fund (2024) (3)	2,257	—	—	—	—	—	—	—
Real Estate Partners Americas IV (2024) (3)	1,928	—	—	—	—	—	—	—
Subtotal - Included Funds	245,506	180,572	174,424	149,415	323,839	16.1%	12.4%	1.8

All Funds	$261,981	$197,047	$224,693	$149,415	$374,108	25.5%	18.7%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on September 30, 2024.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2024. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of September 30, 2024, our Credit and Liquid Strategies business line had $271.4 billion of AUM, comprised of $128.6 billion of assets managed in our leveraged credit strategies, $105.8 billion of assets managed in our private credit strategy, $7.9 billion of assets managed in our strategic investments group (“SIG”) strategy, and $29.1 billion of assets managed through our hedge fund platform. We manage $140.4 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $15.5 billion in assets under management, which is reflected in the AUM of our private credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
The table below presents information as of September 30, 2024, relating to our current credit and other vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,361	$1,278	$1,083	$37	$1,082	$1,217	$18
Dislocation Opportunities Fund	8/2019	11/2021	2,967	402	2,565	1,642	1,459	1,676	81
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,440	939	936	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	337	177	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	37	(20)
Asset-Based Finance Partners II	3/2024	3/2028	2,833	2,833	—	—	—	—	—
Asset-Based Finance Partners	10/2020	7/2025	2,059	893	1,166	163	1,166	1,316	45
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	347	1,898	910	1,233	1,206	—
Lending Partners IV	3/2022	9/2026	1,150	518	632	86	633	673	8
Lending Partners III	4/2017	11/2021	1,498	540	958	894	701	674	45
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,198	151	92	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	12	—
Lending Partners Europe II	5/2019	9/2023	837	210	627	452	401	433	8
Lending Partners Europe	3/2015	3/2019	848	184	662	470	184	194	—
Asia Credit	1/2021	5/2025	1,084	493	591	45	591	706	21
Other Alternative Credit Vehicles	Various	Various	14,949	6,460	8,900	6,535	4,689	5,428	18

Total Credit and Liquid Strategies			$41,449	$14,673	$27,185	$18,395	$13,773	$14,777	$224
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on September 30, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.19%	6.50%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.82%
Opportunistic Credit (3)	May 2008	10.72%	9.16%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.01%
Bank Loans	Apr 2011	5.84%	5.27%	S&P/LSTA Loan Index (4)	4.78%
High-Yield	Apr 2011	6.27%	5.69%	BoAML HY Master II Index (5)	5.63%
European Leveraged Loans (6)	Sep 2009	4.90%	4.38%	CS Inst West European Leveraged Loan Index (7)	3.94%
European Credit Opportunities (6)	Sept 2007	6.94%	5.72%	S&P European Leveraged Loans (All Loans) (8)	4.45%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to September 30, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,361	$1,083	$37	$1,217	$1,254	25.8%	18.5%	1.2
Dislocation Opportunities Fund	Aug 2019	2,967	2,565	1,642	1,676	3,318	11.9%	9.5%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,440	936	3,376	1.0%	(0.9)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	177	2,076	(2.7)%	(4.5)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	37	1,203	7.2%	3.6%	1.2
Asset-Based Finance Partners II	Mar 2024	2,833	—	—	—	—	N/A	N/A	N/A
Asset-Based Finance Partners	Oct 2020	2,059	1,166	163	1,316	1,479	16.2%	12.0%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	1,898	910	1,206	2,116	2.9%	1.2%	1.1
Lending Partners IV	Mar 2022	1,150	632	86	673	759	23.8%	19.1%	1.2
Lending Partners III	Apr 2017	1,498	958	894	674	1,568	14.8%	12.1%	1.6
Lending Partners II	Jun 2014	1,336	1,179	1,198	92	1,290	3.1%	1.6%	1.1
Lending Partners	Dec 2011	460	420	458	12	470	3.5%	2.6%	1.1
Lending Partners Europe II	May 2019	837	627	452	433	885	17.2%	13.5%	1.4
Lending Partners Europe	Mar 2015	848	662	470	194	664	(0.2)%	(2.2)%	1.0
Asia Credit	Jan 2021	1,084	591	45	706	751	16.4%	12.2%	1.3
Other Alternative Credit Vehicles	Various	14,949	8,900	6,535	5,428	11,963	N/A	N/A	N/A
All Funds		$41,449	$27,185	$18,395	$14,777	$33,172
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

The table below presents information as of September 30, 2024, based on the investment funds or other vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, vehicles and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, vehicles and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$100,070	$96,886	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	28,675	28,675	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	128,745	125,561

Alternative Credit: (4)
Private Credit (1)	90,054	75,105	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,993	3,986	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	98,047	79,091

Hedge Funds (6)	29,134	29,134	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	15,511	15,511	0.60% - 0.75%	8.75% - 10.00%	7.00%	Indefinite
Total	$271,437	$249,297
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
The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2024, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 11%
Energy 6%
Infrastructure 7%
Alternative Credit 8%
Growth Equity 10%
Real Estate 13%
Leveraged Credit 13%
Traditional Private Equity 32%

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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and targeted life products primarily through a network of banks, broker-dealers, and insurance agencies. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") reinsurance, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of September 30, 2024, Global Atlantic served over three million policyholders.
Global Atlantic also sponsors co-investment vehicles (the "sponsored reinsurance vehicles") to participate alongside Global Atlantic in certain block, flow, PRT and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment period. The sponsored reinsurance vehicles provide third-party capital to support reinsurance transactions and generally do not get consolidated into our financial statements. As of September 30, 2024, third parties have committed capital to the sponsored reinsurance vehicles of approximately $3.5 billion, of which $2.9 billion has been deployed.
The following table represents Global Atlantic’s new business volumes by business and product for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
($ in millions)
Individual Channel:
Fixed-rate Annuities	$1,987	$1,922	$7,122	$4,536
Fixed-indexed Annuities	2,194	816	5,214	2,608
Variable Annuities	5	7	15	18
Total Retirement Products(1)	$4,186	$2,745	$12,351	$7,162

Life Insurance Products	$—	$2	$—	$9

Preneed Life	220	78	352	233

Institutional Channel:
Block	—	—	11,881	79
Flow & Pension Risk Transfer	2,648	2,351	10,096	7,219
Funding Agreements(2)	800	—	1,500	—
Total Institutional Channel(3)(4)	$3,448	$2,351	$23,477	$7,298
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

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of September 30, 2024, separated by reserves originated through its individual and institutional markets.

	Reserves as of September 30, 2024
	Individual Market	Institutional Market(4)	Total	Ceded	Total, net	Percentage of Total
	($ in thousands, except percentages, if applicable)
Fixed-rate Annuities(1)	$28,541,886	$35,390,884	$63,932,770	$(10,381,276)	$53,551,494	34.0%
Fixed-indexed Annuities(1)	27,978,545	11,063,385	39,041,930	(4,447,594)	34,594,336	20.8%
Payout Annuities(1)	553,107	23,154,992	23,708,099	(12,239,088)	11,469,011	12.6%
Variable Annuities	2,409,928	5,602,765	8,012,693	(2,238,344)	5,774,349	4.3%
Interest Sensitive Life(1)	13,750,656	19,086,577	32,837,233	(9,095,101)	23,742,132	17.4%
Other Life Insurance(2)	3,624,162	4,399,513	8,023,675	(3,102,549)	4,921,126	4.3%
Funding Agreements(3)	1,974,386	4,749,593	6,723,979	—	6,723,979	3.6%
Closed Block and Other Corporate Products	—	1,047,670	1,047,670	(991,861)	55,809	0.6%
Other(5)	—	4,856,534	4,856,534	(3,619,247)	1,237,287	2.4%
Total Reserves	$78,832,670	$109,351,913	$188,184,583	$(46,115,060)	$142,069,523	100.0%

Total General Account	$76,717,156	$107,333,254	$184,050,410	$(46,115,060)	$137,935,350	97.8%
Total Separate Account	2,115,514	2,018,659	4,134,173	—	4,134,173	2.2%
Total Reserves	$78,832,670	$109,351,913	$188,184,583	$(46,115,060)	$142,069,523	100.0%
(1)As of September 30, 2024, 81% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 43% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB borrowings and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of September 30, 2024, reserves sourced through block, flow and PRT transactions were $65.6 billion, $29.6 billion and $6.4 billion, respectively.
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
As of September 30, 2024, our Strategic Holdings segment consisted of our ownership stakes in 18 companies. Based on certain information made available to management as of September 30, 2024, approximately 67% of these companies are based in the Americas, 27% in Europe, and 6% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 33% in Business Services, 30% in Consumer, 14% in technology-media-telecommunications (TMT), 14% in Healthcare, and 10% in Infrastructure,
Effective as of the first quarter of 2024, our Asset Management segment charges a quarterly management fee based on invested capital in our Strategic Holdings segment. Additionally, our Asset Management segment charges a performance fee from the sale of our interests in the companies included in our Strategic Holdings segment. The management and performance fees are charged in order to represent the cost of providing advisory services by our Asset Management segment rather than determining the allocable costs borne by our Asset Management segment to support our Strategic Holdings segment.

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
During the third quarter of 2024, the United States continued to experience accelerating economic growth. The U.S. Federal Reserve Board decided in September to lower the target range for the federal funds rate by 50 basis points to 4.75-5.00%. In Europe, the European Central Bank lowered the deposit rate by 25 basis points to 3.50% from 3.75%. GDP growth in the Eurozone was positive in the third quarter of 2024. Meanwhile, Eurozone inflation slowed as compared to the prior quarter albeit remaining slightly above the European Central Bank’s 2% inflation target. In Asia, the two largest economies continued to experience divergent economic conditions during the third quarter of 2024. Japan’s economy is expected to have experienced positive growth in the third quarter of 2024. In China, the economy grew slightly in the third quarter of 2024, but Chinese growth remains subject to various headwinds including stresses in the property sector.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real gross domestic product (“GDP”) expanded by 2.8% for the quarter ended September 30, 2024, compared to an expansion of 3.0% for the quarter ended June 30, 2024. Euro Area real GDP increased by 0.4% for the quarter ended September 30, 2024, up from 0.2% growth for the quarter ended June 30, 2024. In Japan, real GDP is estimated to have increased by 1.6% for the quarter ended September 30, 2024, down from 2.9% expansion for the quarter ended June 30, 2024. Real GDP in China increased by 0.9% for the quarter ended September 30, 2024, compared to growth of 0.5% reported for the quarter ended June 30, 2024.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 4.83% as of September 30, 2024, down from 5.33% as of June 30, 2024. The short-term benchmark interest rate set by the European Central Bank was 3.50% as of September 30, 2024, down from 3.75% as of June 30, 2024. The short-term benchmark interest rate set by the Bank of Japan was 0.2% as of September 30, 2024, up from 0.1% as of June 30, 2024. The short-term benchmark interest rate set by The People's Bank of China was 3.35% as of September 30, 2024, down from 3.45% as of June 30, 2024.
•Inflation. The U.S. core consumer price index rose 3.3% on a year-over-year basis as of September 30, 2024, unchanged from 3.3% on a year-over-year basis as of June 30, 2024. Euro Area core inflation was 2.7% as of September 30, 2024, down from 2.9% as of June 30, 2024. In Japan, core inflation fell to 1.7% on a year-over-year basis as of September 30, 2024, down from 1.9% on a year-over-year basis as of June 30, 2024. Core inflation in China was 0.1% on a year-over-year basis as of September 30, 2024, down from 0.6% as of June 30, 2024.
•Unemployment. The U.S. unemployment rate was 4.1% as of September 30, 2024, unchanged from 4.1% as of June 30, 2024. Euro Area unemployment was 6.4% as of September 30, 2024, down from 6.5% as of June 30, 2024. The unemployment rate in Japan was 2.5% as of September 30, 2024, unchanged from 2.5% as of June 30, 2024. The unemployment rate in China was 5.1% as of September 30, 2024, up from 4.9% as of June 30, 2024.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the quarter ended September 30, 2024, the S&P 500 was up 5.9%, the MSCI Europe Index was up 7.0%, the MSCI Asia Index was up 9.2% and the MSCI World Index was up 6.5% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 16.7 as of September 30, 2024, increasing from 12.4 as of June 30, 2024.
•Credit Markets. During the quarter ended September 30, 2024, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 4 basis points. The non-investment grade credit indices were up during the quarter ended September 30, 2024 with the S&P/LSTA Leveraged Loan Index up 2.0% and the BofAML HY Master II Index up 5.3%. During the quarter ended September 30, 2024, the 10-year government bond yields fell 62 basis points in the United States, fell 38 basis points in Germany, fell 20 basis points in Japan, fell 17 basis points in the UK and fell 4 basis points in China.

•Commodity Markets. During the quarter ended September 30, 2024, the 3-year forward price of WTI crude oil decreased approximately 4.1%, and the 3-year forward price of natural gas increased from approximately $3.48 per MMBtu to $3.49 per MMBtu as of June 30, 2024 and September 30, 2024. The Japan spot LNG import price increased to approximately $12.86 per MMBtu as of September 30, 2024 from approximately $10.35 per MMBtu as of June 30, 2024.
•Foreign Exchange Rates. For the quarter ended September 30, 2024, the euro rose 3.9%, the British pound rose 5.8%, the Japanese yen rose 12.0%, and the Chinese renminbi rose 3.5%, respectively, relative to the U.S. dollar.
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

Other Terms and Capital Metrics
Adjusted Shares
Adjusted shares represents shares of common stock of KKR & Co. Inc. outstanding under GAAP adjusted to include certain securities exchangeable into shares of common stock of KKR & Co. Inc and excludes shares granted in connection with equity incentive awards that have not vested.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended September 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations. Please see "Part II—Item 5—Other Information" for information regarding the difference between the consolidated results presented in this report to the amounts previously reported in our earnings release issued on October 24, 2024.

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,105,666	$655,367	$450,299
Capital Allocation-Based Income (Loss)	1,163,424	1,009,645	153,779
	2,269,090	1,665,012	604,078
Insurance
Net Premiums	621,218	220,212	401,006
Policy Fees	375,371	314,016	61,355
Net Investment Income	1,701,826	1,412,130	289,696
Net Investment-Related Gains (Losses)	(235,971)	(338,230)	102,259
Other Income	60,162	42,341	17,821
	2,522,606	1,650,469	872,137
Total Revenues	4,791,696	3,315,481	1,476,215

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,374,840	900,582	474,258
Occupancy and Related Charges	35,837	24,498	11,339
General, Administrative and Other	367,666	243,268	124,398
	1,778,343	1,168,348	609,995
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $54,469 and $(117,654), respectively; remeasurement (gain) loss on policy liabilities: $(74,645) and $18,433, respectively.)	2,421,695	747,238	1,674,457
Amortization of Policy Acquisition Costs	49,360	17,656	31,704
Interest Expense	78,508	44,724	33,784
Insurance Expenses	211,148	154,311	56,837
General, Administrative and Other	206,951	183,246	23,705
	2,967,662	1,147,175	1,820,487
Total Expenses	4,746,005	2,315,523	2,430,482

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,314,626	1,468,209	(153,583)
Dividend Income	151,260	201,925	(50,665)
Interest Income	854,927	873,440	(18,513)
Interest Expense	(721,940)	(724,342)	2,402
Total Investment Income (Loss)	1,598,873	1,819,232	(220,359)

Income (Loss) Before Taxes	1,644,564	2,819,190	(1,174,626)

Income Tax Expense (Benefit)	209,896	437,210	(227,314)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)

Net Income (Loss)	1,434,668	2,381,980	(947,312)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(4,798)	(3,685)	(1,113)
Net Income (Loss) Attributable to Noncontrolling Interests	838,916	895,539	(56,623)
Net Income (Loss) Attributable to KKR & Co. Inc.	600,550	1,490,126	(889,576)

Series C Mandatory Convertible Preferred Stock Dividends	—	17,248	(17,248)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$600,550	$1,472,878	$(872,328)

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the three months ended September 30, 2024 and 2023, revenues consisted of the following:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Management Fees	$521,573	$458,624	$62,949
Fee Credits	(257,974)	(60,671)	(197,303)
Transaction Fees	732,129	180,794	551,335
Monitoring Fees	43,622	34,253	9,369
Incentive Fees	4,386	3,150	1,236
Expense Reimbursements	32,789	15,982	16,807
Consulting Fees	29,141	23,235	5,906
Total Fees and Other	1,105,666	655,367	450,299

Carried Interest	1,071,164	841,092	230,072
General Partner Capital Interest	92,260	168,553	(76,293)
Total Capital Allocation-Based Income (Loss)	1,163,424	1,009,645	153,779

Total Revenues	$2,269,090	$1,665,012	$604,078
Fees and Other
Total Fees and Other for the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily as a result of the increase in transaction fees and management fees, partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the current period, (ii) management fees earned on new capital raised over the past twelve months at our private equity and infrastructure K-series vehicles, and (iii) management fees earned on new capital raised over the past twelve months at Ascendant Fund (a U.S. middle market traditional private equity strategy fund). The increase was partially offset by (i) management fees earned on new capital raised for Global Impact Fund II in the third quarter of 2023 that was retroactive to the start of the fund's investment period, (ii) a lower level of management fees from Asian Fund III due to a step-down in the management fee rate in the current period and a decrease in invested capital and (iii) a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period, and now earns fees based on invested capital rather than capital committed.
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
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines in the current period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from our portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended September 30, 2024 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, North America Fund XIII, and Global Infrastructure Fund IV. Capital Allocation-Based Income (Loss) for the three months ended September 30, 2023 was positive primarily due to the net appreciation of the underlying investments at many of our unconsolidated carry earning investment funds, most notably Americas Fund XII, Asian Fund III, and Asian Fund IV.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2024
The net gains from investment activities for the three months ended September 30, 2024 were comprised of net realized gains of $252.5 million and net unrealized gains of $1,062.1 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2024, net realized gains related primarily to realized gains from the sale of FiberCop S.p.A. (infrastructure: telecommunications infrastructure sector), BridgeBio Pharma, Inc. (NASDAQ: BBIO) and Gamma Biosciences L.P. (healthcare sector). Partially offsetting these realized gains were realized losses on our investments in Unzer GmbH (financial services sector) and Qoo10 SG (technology sector).
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2024, net unrealized gains were driven by (i) mark-to-market gains primarily relating to OneStream, Inc. (NASDAQ: OS), Exact Holding B.V. (technology sector), and April SA (financial services sector) and (ii) the reversal of previously recognized unrealized losses relating to the realized losses described above. These unrealized gains were partially offset by (i) unrealized losses on certain foreign exchange derivative contracts, (ii) mark-to-market losses at certain of our consolidated credit funds, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended September 30, 2024, net gains were primarily generated in the following asset classes:
•Private equity (including Core Private Equity), which were primarily impacted by (i) overall positive operating performance of its portfolio companies, and (ii) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and, to a lesser extent, by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
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
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2023, net unrealized gains were driven by mark-to-market gains primarily relating to (i) USI, Inc. (financial services sector), BridgeBio Pharma, Inc., and Arnott's Biscuits Limited (consumer product sector), and (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) PetVet Care Centers, LLC (health care sector), certain real estate and credit consolidated funds, and debt obligations of our consolidated CLOs.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.

Dividend Income
During the three months ended September 30, 2024, dividend income was primarily from (i) certain of our consolidated opportunistic real estate equity funds and (ii) our investments in Exact Holding B.V., Arnott's Biscuits Limited and Atlantic Aviation FBO Inc. (infrastructure: transportation sector), each held through our consolidated core investment vehicles. During the three months ended September 30, 2023, dividend income was primarily from (i) certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) certain investments held in our consolidated real estate funds, and (iii) from FS KKR Capital Corp. (NYSE: FSK) ("FSK") (our business development company).
For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the impact of lower interest rates during the period on floating rate investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease in interest income was partially offset by the impact of closing CLOs that are consolidated subsequent to September 30, 2023. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The decrease in interest expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the impact of lower interest rates during the period on floating rate debt obligations held in consolidated CLOs and from certain consolidated funds and other vehicles. This decrease was partially offset by (i) the impact of closing CLOs that are consolidated subsequent to September 30, 2023 and (ii) an increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a higher level of accrued carried interest compensation in the current period. Additionally, the number of equity-based compensation awards granted in 2023 is higher than in 2022, which resulted in higher equity-based compensation in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to the commencement of new office leases in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to (i) a provision for legal reserves in the current period, (ii) issuance costs from newly formed consolidated CLOs in the current period and (iii) a higher level of expenses reimbursable by our unconsolidated investment funds and broken-deal expenses.
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
The following table reflects the impact on net income before taxes and to insurance segment adjusted operating earnings from Global Atlantic’s assumption review:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Total assumption review impact on income before taxes	$74,645	$(18,433)	$93,078
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(87,955)	18,709	(106,664)
Non-controlling interests' share of assumption review impact	—	(101)	101
Total assumption review impact on insurance segment adjusted operating earnings	$(13,310)	$175	$(13,485)
For the three months ended September 30, 2024, the net favorable impact on income before taxes was primarily due to (i) higher assumed mortality rates for guaranteed income riders on income fixed-indexed annuities, and (ii) higher assumed interest rate margins on certain interest-sensitive life products due to higher reinvestment rates and flat crediting rates. These favorable impacts were partially offset by (i) lower assumed surrender rates on interest-sensitive life products without secondary guarantees, (ii) an increase in the option budget assumptions for certain fixed-indexed annuities and interest sensitive life products, and (iii) higher surrender rate assumption for certain assumed flow annuity business.
For the three months ended September 30, 2023, the net unfavorable impact on income before taxes was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities.
The assumption review impact on adjustments to derive insurance segment adjusted operating earnings primarily reflect the net impact of assumptions changes related to market risk benefits and other policy liabilities measured at fair value.
Revenues
For the three months ended September 30, 2024 and 2023, revenues consisted of the following:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Net Premiums	$621,218	$220,212	$401,006
Policy Fees	375,371	314,016	61,355
Net Investment Income	1,701,826	1,412,130	289,696
Net Investment-Related Losses	(235,971)	(338,230)	102,259
Other Income	60,162	42,341	17,821
Total Insurance Revenues	$2,522,606	$1,650,469	$872,137

Net Premiums
Net premiums increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) an increase in premiums assumed from flow reinsurance transactions with life contingencies or morbidity risk during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and (ii) new preneed premiums originated from a new distribution partner. The increase was partially offset by higher retrocessions to third party reinsurers during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net investment income
Net investment income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields. The growth in portfolio yields during the three months ended September 30, 2024, was offset in part due to holding higher levels of lower yielding assets, such as cash and corporate fixed maturity securities acquired as part of recent reinsurance transactions, pending deployment into higher yielding asset classes.
Net investment-related losses
The components of net investment-related losses were as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Funds Withheld Payable Embedded Derivatives	$(1,305,338)	$666,599	$(1,971,937)
Equity Future Contracts	(25,426)	52,484	(77,910)
Foreign Exchange and Other Derivative Contracts	(84,416)	7,857	(92,273)
Equity Index Options	231,926	(191,382)	423,308
Interest Rate Contracts	324,733	(297,107)	621,840
Funds Withheld Receivable Embedded Derivatives	(19,012)	75,929	(94,941)
Net Gains on Derivative Instruments	(877,533)	314,380	(1,191,913)
Net Other Investment Gains (Losses)	641,562	(652,610)	1,294,172
Net Investment-related Losses	$(235,971)	$(338,230)	$102,259
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable was driven primarily by the change in fair value of the underlying investments in the funds withheld payable at interest portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables and other investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the three months ended September 30, 2024, primarily due to a decrease in market interest rates, as compared to a decrease in value in the three months ended September 30, 2023, due to an increase in market interest rates.
The decrease in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to a decrease in market interest rates during the three months ended September 30, 2024 as compared to an increase in market interest rates during the three months ended September 30, 2023.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a combination of an increase in the notional amount of foreign exchange derivatives, and a weakening of the U.S. dollar (primarily against the euro and British Pound) during the three months ended September 30, 2024.
The increase in the fair value of interest rate contracts was primarily driven by a decrease in market interest rates during the three months ended September 30, 2024, as compared to an increase in market interest rates during the three months ended September 30, 2023, resulting in a gain and a loss on interest rate contracts, in each of the respective periods.

The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which these options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which increased during the three months ended September 30, 2024, as compared to a decrease during the three months ended September 30, 2023.
Net other investment (losses) gains
The components of net other investment (losses) gains were as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Realized (Losses) Gains on Investments Not Supporting Asset-liability Matching Strategies	$6,626	$—	$6,626
Realized Losses on Available-for-sale Fixed Maturity Debt Securities	(285,352)	(15,156)	(270,196)
Credit Loss Allowances	(153,151)	(10,008)	(143,143)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	1,056,483	(594,218)	1,650,701
Unrealized Gains (Losses) on Investments Accounted Under a Fair-value Option and Equity Investments	20,589	(6,750)	27,339
Unrealized Losses on Real Estate Investments Recognized at Fair Value Under Investment Company Accounting	(26,503)	(26,442)	(61)
Realized (Losses) Gains on Funds Withheld at Interest Payable Portfolio	(20,158)	5,720	(25,878)
Realized Losses on Funds Withheld at Interest Receivable Portfolio	(24,194)	(4,821)	(19,373)
Other	67,222	(935)	68,157
Net Other Investment-related Gains (Losses)	$641,562	$(652,610)	$1,294,172
The increase in net other investment gains for the three months ended September 30, 2024 as compared to net other investment losses for the three months ended September 30, 2023, were primarily due to (i) an increase in unrealized gains on fixed maturity securities classified as trading primarily as a result of the growth in the trading portfolio and a decrease in market interest rates during the three months ended September 30, 2024 as compared to an increase in market interest rates during the three months ended September 30, 2023, and (ii) an increase in unrealized gains on investments accounted under a fair-value option and equity investments.
Partially offsetting these increases in net other investment gains were (i) an increase in realized losses on available-for-sale fixed maturity debt securities due to strategic optimization of yields by selling lower-yielding older vintages of available-for-sale debt securities to be replaced with more recent vintages of similar credit quality with higher expected yields, as well as the ongoing rotation of investments acquired from recent reinsurance transactions into asset classes with higher expected yields (referred to as portfolio optimization and asset rotation in this report) and (ii) an increase in credit loss allowances due to a decrease in credit quality of certain commercial mortgage loan and available-for-sale fixed maturity debt securities, and an increase in initial allowances due to new residential mortgage loan originations in the quarter.

Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) an increase in net flows from both individual and institutional market channel sales, (ii) higher initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, (iii) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment, (iv) an increase in market risk benefits liabilities due to a decrease in market interest rates for the three months ended September 30, 2024 as compared to an increase during the three months ended September 30, 2023, and (v) an increase in the value of embedded derivatives in Global Atlantic's fixed indexed annuity products, as a result of higher equity market gains for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 (as discussed above under "Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)—Insurance—Revenues—Net investment-related (losses) gains," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).
These increases were offset in part by (i) favorable impacts related to the assumption review described above under “—Notable Items—Assumption Review” above, and (ii) a decrease in market risk benefits liabilities due to an increase in equity markets for the three months ended September 30, 2024 as compared to a decrease for the three months ended September 30, 2023.
Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to growth in Global Atlantic’s individual market and institutional market channels.
Interest expense
Interest expense increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to an increase in total debt outstanding with higher coupon rates, and the impact of new debt issuances in the prior quarter.
Insurance expenses
Insurance expenses increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to an increase in commission expenses and reinsurance expense allowances as result of higher volumes of new business in the institutional markets channel.
General, administrative and other expenses
General, administrative and other expenses increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to an increase in employee compensation expenses, offset in part by a decrease in professional and consulting fees.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income taxes decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily driven by the lower level of income before taxes attributable to common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2024 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. and (ii) third-party limited partner interests in consolidated investment funds. Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2024 was primarily due to net gains from investment activities at our consolidated investment funds.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to a higher level of net policy benefits and claims expense recognized by Global Atlantic and higher compensation expense on the carry pool allocation from our asset management operations, partially offset by a higher level of fees and capital allocation-based income from our asset management operations and higher investment-related income recognized by Global Atlantic, as described above.

Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the nine months ended September 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See also "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may affect our business, financial performance, operating results and valuations. Please see "Part II—Item 5—Other Information" for information regarding the difference between the consolidated results presented in this report to the amounts previously reported in our earnings release issued on October 24, 2024.

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holding
Fees and Other	$2,621,516	$2,086,830	$534,686
Capital Allocation-Based Income (Loss)	3,164,491	2,155,560	1,008,931
	5,786,007	4,242,390	1,543,617
Insurance
Net Premiums	7,593,534	1,320,265	6,273,269
Policy Fees	1,038,218	943,200	95,018
Net Investment Income	4,802,226	4,023,882	778,344
Net Investment-Related Gains (Losses)	(780,077)	(579,613)	(200,464)
Other Income	180,436	119,357	61,079
	12,834,337	5,827,091	7,007,246
Total Revenues	18,620,344	10,069,481	8,550,863

Expenses
Asset Management and Strategic Holding
Compensation and Benefits	3,586,453	2,133,366	1,453,087
Occupancy and Related Charges	82,683	70,240	12,443
General, Administrative and Other	950,136	746,543	203,593
	4,619,272	2,950,149	1,669,123
Insurance
Net Policy Benefits and Claims (including market risk benefit loss (gain) of $(35,501) and $(46,631), respectively; remeasurement (gain) loss on policy liabilities: $(74,645) and $18,433, respectively.)	11,881,924	4,010,306	7,871,618
Amortization of Policy Acquisition Costs	78,416	62,037	16,379
Interest Expense	198,825	124,817	74,008
Insurance Expenses	655,338	551,750	103,588
General, Administrative and Other	571,503	599,029	(27,526)
	13,386,006	5,347,939	8,038,067
Total Expenses	18,005,278	8,298,088	9,707,190

Investment Income (Loss) - Asset Management and Strategic Holding
Net Gains (Losses) from Investment Activities	2,345,455	1,878,885	466,570
Dividend Income	867,666	597,031	270,635
Interest Income	2,648,890	2,452,117	196,773
Interest Expense	(2,259,257)	(2,020,788)	(238,469)
Total Investment Income (Loss)	3,602,754	2,907,245	695,509

Income (Loss) Before Taxes	4,217,820	4,678,638	(460,818)

Income Tax Expense (Benefit)	696,066	910,912	(214,846)

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Net Income (Loss)	3,521,754	3,767,726	(245,972)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	57,546	(12,728)	70,274
Net Income (Loss) Attributable to Noncontrolling Interests	1,513,518	1,088,622	424,896
Net Income (Loss) Attributable to KKR & Co. Inc.	1,950,690	2,691,832	(741,142)

Series C Mandatory Convertible Preferred Stock Dividends	—	51,747	(51,747)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,950,690	$2,640,085	$(689,395)
Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the nine months ended September 30, 2024 and 2023, revenues consisted of the following:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Management Fees	$1,478,403	$1,358,526	$119,877
Fee Credits	(435,476)	(167,814)	(267,662)
Transaction Fees	1,267,204	660,049	607,155
Monitoring Fees	135,902	98,902	37,000
Incentive Fees	38,215	21,721	16,494
Expense Reimbursements	68,050	48,366	19,684
Consulting Fees	69,218	67,080	2,138
Total Fees and Other	2,621,516	2,086,830	534,686

Carried Interest	2,856,414	1,724,777	1,131,637
General Partner Capital Interest	308,077	430,783	(122,706)
Total Capital Allocation-Based Income (Loss)	3,164,491	2,155,560	1,008,931

Total Revenues - Asset Management	$5,786,007	$4,242,390	$1,543,617
Fees and Other
Total Fees and Other for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023 primarily as a result of an increase in transaction fees and management fees, which were partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund and our private equity and infrastructure K-Series vehicles and (ii) management fees commencing at Global Infrastructure Investors V in the current period. The increase was partially offset by (i) a lower level of management fees from Americas Fund XII and Asian Fund III due to a step-down in each fund's management fee rate and a decrease in invested capital over the past twelve months and (ii) a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period, and now earns fees based on invested capital rather than capital committed.

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
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines in the current period. Fee credits owed to consolidated investment funds and other vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2024 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, North America Fund XIII, and Global Infrastructure Investors IV. Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2023 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, Asian Fund III, and Asian Fund IV.
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
Investment Income (Loss) - Asset Management
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2024
The net gains from investment activities for the nine months ended September 30, 2024 were comprised of net realized gains of $285.7 million and net unrealized gains of $2,059.8 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2024, net realized gains related primarily to the (i) realized gains on the sale of FiberCop S.p.A.and BridgeBio Pharma, Inc. and (ii) realized gains on certain foreign exchange forward contracts. Partially offsetting these realized gains were (i) realized losses on our investments in Unzer GmbH, Qoo10 SG, and Telepizza SAU (consumer products sector) and (ii) realized losses from the distribution of certain assets to third-party fund investors in certain of our consolidated energy funds.

Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2024, net unrealized gains were driven primarily by mark-to-market gains primarily relating to our investments in Exact Holding B.V., OneStream, Inc. and USI, Inc. These unrealized gains were partially offset by (i) mark-to-market losses primarily relating to our investment in Accell Group N.V. (consumer products sector), (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above, and (iii) unrealized losses on certain foreign exchange forward contracts.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the nine months ended September 30, 2024, net gains were primarily generated in the following asset classes:
•Private Equity (including Core private equity), which were primarily impacted by (i) overall positive operating performance of its portfolio companies, and (ii) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and to a lesser extent by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
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
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2023, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to BridgeBio Pharma, Inc., USI, Inc., and Exact Holding B.V., (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above, and (iii) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) GenesisCare Pty Ltd. (healthcare sector) and PetVet Care Centers, LLC and (ii) debt obligations of our consolidated CLOs.
For a discussion of other factors that affected KKR's realized investment income, see "-Analysis of Asset Management Segment Operating Results."
Dividend Income
During the nine months ended September 30, 2024, dividend income was primarily from (i) our investments in 1-800 Contacts Inc. (healthcare sector), Exact Holdings B.V., Viridor Limited (infrastructure: energy and energy transition sector), and FiberCop S.p.A., held through our consolidated core investment vehicles, (ii) our investment in MásOrange (telecommunications sector), held through our consolidated European Fund V, and (iii) certain of our consolidated opportunistic real estate equity funds. During the nine months ended September 30, 2023, dividend income was primarily from (i) certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) certain of our consolidated opportunistic real estate equity funds, and (iii) Atlantic Aviation FBO Inc., which is held in our consolidated core private equity funds.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to September 30, 2023, (ii) the impact of higher interest rates during the period on floating rate investments held in consolidated CLOs and our consolidated private credit funds, and (iii) a higher level of interest income from certain of our consolidated private credit funds, related primarily to an increase in the amount of capital deployed. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other vehicles, (ii) the impact of closing CLOs that are consolidated subsequent to September 30, 2023, (iii) the impact of higher interest rates during the current period on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after September 30, 2023. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits
The increase in compensation and benefits during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a higher level of accrued carried interest compensation in the current period. Additionally, the number of equity-based compensation awards granted in 2023 is higher than in 2022, which resulted in higher equity-based compensation in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the commencement of new office leases in the current period.
General, Administrative and Other
The increase in general, administrative and other during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to (i) a provision for legal reserves in the current period, (ii) issuance costs from newly formed consolidated CLOs in the current period and (iii) a higher level of expenses reimbursable by our unconsolidated investment funds.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly.

Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Assumption review
The following table reflects the impact on net income before taxes and to insurance segment adjusted operating earnings from Global Atlantic’s annual assumption review completed in the third quarter (which as a result, is identical to the table presented above for the three months ended September 30, 2024 and 2023):

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Total assumption review impact on income before taxes	$74,645	$(18,433)	$93,078
Assumption review impact on adjustments to derive insurance segment adjusted operating earnings	(87,955)	18,709	(106,664)
Non-controlling interests' share of assumption review impact	—	(101)	101
Total assumption review impact on insurance segment adjusted operating earnings	$(13,310)	$175	$(13,485)
For the nine months ended September 30, 2024, the net favorable impact on income before taxes was primarily due to (i) higher assumed mortality rates for guaranteed income riders on fixed-indexed annuities, and (ii) higher assumed interest rate margins on certain interest-sensitive life products due to an increase in assumed reinvestment rates and flat crediting rates. These favorable impacts were partially offset by (i) lower assumed surrender rates on interest-sensitive life products without secondary guarantees, (ii) an increase in the option budget assumptions for certain fixed-indexed annuities and interest sensitive life products, and (iii) higher surrender rate assumption for certain assumed flow annuity business.
For the nine months ended September 30, 2023, the net unfavorable impact on income before taxes was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities.
The assumption review impact on adjustments to derive insurance segment adjusted operating earnings primarily reflect the net impact of assumption changes related to market risk benefits and other policy liabilities measured at fair value.
Revenues
For the nine months ended September 30, 2024 and 2023, revenues consisted of the following:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Net Premiums	$7,593,534	$1,320,265	$6,273,269
Policy Fees	1,038,218	943,200	95,018
Net Investment Income	4,802,226	4,023,882	778,344
Net Investment-Related Gains (Losses)	(780,077)	(579,613)	(200,464)
Other Income	180,436	119,357	61,079
Total Insurance Revenues	$12,834,337	$5,827,091	$7,007,246
Net Premiums
Net premiums increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies or morbidity risk during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was partially offset by higher retrocessions to third party reinsurers during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).

Net investment income
Net investment income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales and (ii) growth in portfolio yields due to portfolio optimization and asset rotation.
Net investment-related losses
The components of net investment-related losses were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Funds Withheld Payable Embedded Derivatives	$(852,165)	$269,206	$(1,121,371)
Equity Future Contracts	(96,312)	(36,724)	(59,588)
Foreign Exchange and Other Derivative Contracts	(47,940)	22,375	(70,315)
Equity Index Options	580,358	123,107	457,251
Interest Rate Contracts	(42,280)	(392,876)	350,596
Funds Withheld Receivable Embedded Derivatives	6,592	59,311	(52,719)
Net Gains (Losses) on Derivative Instruments	(451,747)	44,399	(496,146)
Net Other Investment Gains (Losses)	(328,330)	(624,012)	295,682
Net Investment-related Losses	$(780,077)	$(579,613)	$(200,464)
Net gains on derivative instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the nine months ended September 30, 2024 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and other investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the nine months ended September 30, 2024 and decreased during the nine months ended September 30, 2023 primarily due to a decrease in market interest rates for the nine months ended September 30, 2024 as compared to an increase in the nine months ended September 30, 2023.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a combination of an increase in the notional amount of foreign exchange derivatives and a weakening of the U.S. dollar (primarily against the euro and British Pound) during the nine months ended September 30, 2024.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which these options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which increased during both the nine months ended September 30, 2024 and the nine months ended September 30, 2023.
The increase in the fair value of interest rate contracts was primarily driven by a decrease in market interest rates during the nine months ended September 30, 2024 and an increase in market interest rates during the nine months ended September 30, 2023, resulting in a smaller loss on interest rate contracts for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Net other investment (losses) gains
The components of net other investment (losses) gains were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Realized Gains on Investments Not Supporting Asset-liability Matching Strategies	$16,698	$2,103	$14,595
Realized Losses on Available-for-sale Fixed Maturity Debt Securities	(387,975)	(67,195)	(320,780)
Credit Loss Allowances	(288,606)	(180,045)	(108,561)
Impairment of Available-for-sale Fixed Maturity Debt Securities Due to Intent to Sell	—	(26,741)	26,741
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	471,647	(284,555)	756,202
Unrealized Losses on Investments Accounted Under a Fair-value Option and Equity Investments	(56,579)	(65,963)	9,384
Unrealized Losses on Real Estate Investments Recognized at Fair Value Under Investment Company Accounting	(133,280)	(6,621)	(126,659)
Realized Gains on Funds Withheld at Interest Payable Portfolio	50,147	13,332	36,815
Realized (Losses) Gains on Funds Withheld at Interest Receivable Portfolio	(47,242)	892	(48,134)
Other	46,860	(9,219)	56,079
Net Other Investment-related Losses	$(328,330)	$(624,012)	$295,682
The decrease in net other investment losses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, was primarily due to (i) a decrease in unrealized losses on fixed maturity securities classified as trading primarily as a result of a decrease in market interest rates during the nine months ended September 30, 2024 as compared to an increase in market interest rates during the nine months ended September 30, 2023, and (ii) an increase in realized gains on funds withheld at interest payable portfolio.
Offsetting these decreases in net other investment losses were (i) an increase in realized losses on available-for-sale fixed maturity securities as result of portfolio optimization and asset rotation, (ii) an increase in unrealized losses on real estate investments at fair-value under investment company accounting primarily due to higher discount rates and capitalization rates during the nine months ended September 30, 2024, and (iii) an increase in credit loss allowances on mortgage and other loan receivables in the current period primarily due to a decrease in credit quality of certain commercial mortgage loan and available-for-sale fixed maturity debt securities, and an increase in initial allowances due to new residential mortgage loan originations in the quarter.
Expenses
Net policy benefits and claims
Net policy benefits and claims increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to (i) an increase in net flows from both individual and institutional market channel sales, (ii) higher initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, (iii) an increase in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products, as a result of lower equity market gains for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 (as discussed above under "–Consolidated Results of Operations (GAAP Basis)–Revenues–Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), (iv) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment, and (v) a decrease in market risk benefits gains due to a smaller increase in interest rates for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

These increases were offset in part by favorable impacts related to the assumption review described above under “—Notable Items—Assumption Review” above.

Amortization of policy acquisition costs
Amortization of policy acquisition costs increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to growth in Global Atlantic’s individual market and institutional market channels.
Interest expense
Interest expense increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in total debt outstanding.
Insurance expenses
Insurance expenses increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in commission expenses and reinsurance expense allowances as result of higher volumes of new business in the institutional markets channel.

General, administrative and other expenses
General, administrative and other expenses decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to decreased employee compensation expenses.
Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily driven by the lower level of income before taxes attributable to common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2024 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. and (ii) third-party limited partner interests in consolidated investment funds. Net income attributable to noncontrolling interests for the nine months ended September 30, 2024 was primarily related to net gains from investment activities at our consolidated investment funds.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income attributable to KKR & Co. Inc. decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to a higher level of net policy benefits and claims expense recognized by Global Atlantic and higher compensation expense on the carry pool allocation from our asset management operations, partially offset by a higher level of fees and capital allocation-based income from our asset management operations and higher investment-related income recognized by Global Atlantic and our asset management and strategic holdings operations, as described above.

Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
The following table provides our condensed consolidated statements of financial condition on a GAAP basis as of September 30, 2024 and December 31, 2023.

(Amounts in thousands, except per share amounts)
	As of	As of
	September 30, 2024	December 31, 2023

Assets
Asset Management and Strategic Holding
Cash and Cash Equivalents	$8,602,477	$8,393,892
Investments	104,301,594	98,634,801
Other Assets	7,701,167	6,538,674
	120,605,238	113,567,367
Insurance
Cash and Cash Equivalents	5,857,308	11,954,675
Investments	172,377,108	141,370,323
Other Assets	61,816,222	50,401,829
	240,050,638	203,726,827
Total Assets	$360,655,876	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,641,569	$44,886,870
Other Liabilities	12,390,376	8,256,514
	58,031,945	53,143,384
Insurance
Debt Obligations	3,811,218	2,587,857
Other Liabilities	237,014,103	203,184,041
	240,825,321	205,771,898
Total Liabilities	$298,857,266	$258,915,282

Redeemable Noncontrolling Interests	$1,322,308	$615,427

Stockholders' Equity
Stockholders' Equity - Common Stock	$24,083,685	$22,858,694
Noncontrolling Interests	36,392,617	34,904,791
Total Equity	60,476,302	57,763,485
Total Liabilities and Equity	$360,655,876	$317,294,194
On January 2, 2024, KKR completed the 2024 GA Acquisition. Prior to becoming a wholly-owned subsidiary of KKR in the 2024 GA Acquisition, Global Atlantic was majority owned and controlled by KKR, and KKR already consolidated Global Atlantic in the consolidated financial statements of KKR & Co. Inc. The purchase price paid by KKR was approximately $2.6 billion, including the issuances of approximately $41 million of securities exchangeable for shares of KKR & Co. Inc. common stock. Global Atlantic was consolidated prior to January 2, 2024 and consequently, this transaction was accounted for as an equity transaction. At the time of the 2024 GA Acquisition, the carrying value of the noncontrolling interests held by third parties in Global Atlantic was lower than the purchase price paid by KKR, which was determined by excluding unrealized losses on its available-for-sale portfolio, which are included in accumulated other comprehensive income. As such, this transaction resulted in a decrease in KKR & Co. Inc. Stockholders’ Equity. However, this decrease was more than offset by (i) net income attributable to KKR & Co. Inc. common stockholders and (ii) appreciation in the Global Atlantic available-for-sale portfolio (recorded in Other Comprehensive Income), resulting in an increase in Stockholder's Equity - Common Stock compared to December 31, 2023.

Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the nine months ended September 30, 2024 and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $6.8 billion and $(2.6) billion during the nine months ended September 30, 2024 and 2023, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $0.5 billion and $(7.5) billion, during the nine months ended September 30, 2024 and 2023, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $0.3 billion and $(0.4) billion during the nine months ended September 30, 2024 and 2023 respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $2.1 billion and $2.2 billion during the nine months ended September 30, 2024 and 2023, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $3.2 billion and $2.2 billion during the nine months ended September 30, 2024 and 2023, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(2.5) billion and $(1.7) billion during the nine months ended September 30, 2024 and 2023, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $3.0 billion and $2.0 billion during the nine months ended September 30, 2024, and 2023, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(16.8) billion and $(4.7) billion during the nine months ended September 30, 2024 and 2023, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(16.7) billion and $(4.7) billion during the nine months ended September 30, 2024 and 2023, respectively, and (ii) the purchase of fixed assets of $(88.4) million and $(79.2) million during the nine months ended September 30, 2024 and 2023, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $4.2 billion and $5.6 billion during the nine months ended September 30, 2024 and 2023, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $(174.5) million and $4.3 billion during the nine months ended September 30, 2024 and 2023, respectively, (ii) proceeds received, net of repayment of debt obligations, of $2.4 billion and $2.9 billion during the nine months ended September 30, 2024 and 2023, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $6.2 billion and $(0.4) billion during the nine months ended September 30, 2024 and 2023, respectively, (iv) cash consideration for the 2024 GA Acquisition of $(2.6) billion during the nine months ended September 30, 2024, (v) reinsurance transactions, net of cash provided (insurance) of $47.8 million and $79.9 million during the nine months ended September 30, 2024 and 2023, respectively, (vi) common stock dividends of $(456.6) million and $(417.3) million during the nine months ended September 30, 2024 and 2023, respectively, and (vii) Series C Mandatory Convertible Preferred Stock dividends of $(51.7) million during the nine months ended September 30, 2023.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three and nine months ended September 30, 2024 and 2023. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Management Fees	$892,629	$758,700	$133,929
Transaction and Monitoring Fees, Net	467,145	124,014	343,131
Fee Related Performance Revenues	56,655	20,436	36,219
Fee Related Compensation	(247,875)	(203,209)	(44,666)
Other Operating Expenses	(167,881)	(142,416)	(25,465)
Fee Related Earnings	1,000,673	557,525	443,148
Realized Performance Income	391,920	329,266	62,654
Realized Performance Income Compensation	(289,994)	(213,816)	(76,178)
Realized Investment Income	151,546	216,727	(65,181)
Realized Investment Income Compensation	(22,732)	(34,679)	11,947
Asset Management Segment Earnings	$1,231,413	$855,023	$376,390
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Management Fees
Private Equity	$346,675	$318,424	$28,251
Real Assets	265,912	213,863	52,049
Credit and Liquid Strategies	280,042	226,413	53,629
Total Management Fees	$892,629	$758,700	$133,929
The increase in Private Equity management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund (a U.S. middle market traditional private equity strategy fund) and our private equity K-Series vehicles and (ii) management fees earned from our Strategic Holdings segment in the current period. The increase was partially offset by (i) management fees earned on new capital raised for Global Impact Fund II in the third quarter of 2023 that was retroactive to the start of the fund's investment period and (ii) a lower level of management fees from Asian Fund III due to a step-down in the management fee rate in the current period and a decrease in invested capital. During the third quarter of 2024, approximately $13.4 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period. As of the date of this filing, no management fees are expected to be earned in the fourth quarter 2024 as a result of new capital raised that is retroactive to the start of a fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the current period, (ii) management fees earned on new capital raised over the past twelve months at our infrastructure K-series vehicles, and (iii) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period, and now earns fees based on invested capital rather than capital committed. During the third quarter of 2024, approximately $3.2 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
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
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$29,306	$17,837	$11,469
Real Assets	11,631	4,352	7,279
Credit and Liquid Strategies	2,559	1,620	939
Capital Markets	423,649	100,205	323,444
Total Transaction and Monitoring Fees, Net	$467,145	$124,014	$343,131
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
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line. The increase in Capital Markets business line transaction fees was primarily due to an increase in the number of capital markets transactions for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, reflecting increased levels of issuance activity across the global equity and leveraged loan markets. Overall, we completed 101 capital markets transactions for the three months ended September 30, 2024, of which 19 represented equity offerings and 82 represented debt offerings, as compared to 60 capital markets transactions for the three months ended September 30, 2023, of which 9 represented equity offerings and 51 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the three months ended September 30, 2024 approximately 10% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to 15% for the three months ended September 30, 2023. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2024, approximately 48% of our transaction fees were generated outside of North America as compared to approximately 32% for the three months ended September 30, 2023. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	34,387	1,493	32,894
Credit and Liquid Strategies	22,268	18,943	3,325
Total Fee Related Performance Revenues	$56,655	$20,436	$36,219
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a more recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
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
Fee related performance revenues were higher for the three months ended September 30, 2024 compared to the prior period primarily due to a performance fee being earned from one of our infrastructure K-Series vehicles in our Real Assets business line in the current period.
Fee Related Compensation
The increase in fee related compensation for the three months ended September 30, 2024 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues partially offset by a lower percentage of fee related revenues recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR reduced the compensation range on fee related revenues to a 15% to 20% range.
Other Operating Expenses
The increase in other operating expenses for the three months ended September 30, 2024 compared to the prior period was primarily due to a higher level of professional fees and occupancy related costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the three months ended September 30, 2024 compared to the prior period was primarily due to (i) a higher level of transaction fees earned in our Capital Markets business line and (ii) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Realized Performance Income
Private Equity	$283,626	$298,707	$(15,081)
Real Assets	93,354	28,488	64,866
Credit and Liquid Strategies	14,940	2,071	12,869
Total Realized Performance Income	$391,920	$329,266	$62,654

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Private Equity
Asian Fund III	$219,679	$18,439	$201,240
Private Equity K-Series	54,601	—	54,601
Strategic Holdings Segment	15,475	—	15,475
Americas Fund XII	—	249,998	(249,998)
European Fund IV	—	7,353	(7,353)
Next Generation Technology Growth Fund	—	4,178	(4,178)
Other	(6,129)	18,739	(24,868)
Total Realized Performance Income	$283,626	$298,707	$(15,081)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$77,194	$—	$77,194
Real Estate Partners Americas II	9,684	22,983	(13,299)
Global Infrastructure Investors II	—	4,231	(4,231)
Other	6,476	1,274	5,202
Total Realized Performance Income	$93,354	$28,488	$64,866

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Funds	$2,971	$—	$2,971
Other	11,969	2,071	9,898
Total Realized Performance Income	$14,940	$2,071	$12,869
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues. Incentive fees consist primarily of performance fees earned from (i) our hedge fund partnerships, (ii) investment management agreements with KKR sponsored investment vehicles, and (iii) investment management agreements to provide KKR’s investment strategies to funds managed by a UK investment fund manager.
Realized performance income in our Private Equity business line for the three months ended September 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in Kokusai Electric Corporation (TYO: 6525) held by Asian Fund III and (ii) performance income from one of our private equity K-Series vehicles and our Strategic Holdings segment.

Realized performance income in our Private Equity business line for the three months ended September 30, 2023 consisted primarily of realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) and RBmedia (media sector), which were both held by Americas Fund XII, and Kokusai Electric Corporation held by Asian Fund III.
Realized performance income in our Real Assets business line for the three months ended September 30, 2024 consisted primarily of realized proceeds from the sale of our investment in FiberCop S.p.A. held by Global Infrastructure Investors III.
Realized performance income in our Real Assets business line for the three months ended September 30, 2023, consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Credit & Liquid Strategies business line for the three months ended September 30, 2024 consisted primarily of performance fees earned from Marshall Wace and certain leveraged credit investment funds.
Realized performance income in our Credit and Liquid Strategies business line for the three months ended September 30, 2023 consisted primarily of performance fees earned from certain leveraged credit investment funds.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended September 30, 2024 compared to the prior period was primarily due to (i) a higher level of compensation recorded in connection with the higher level of realized performance income and (ii) a higher percentage of realized performance income recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR increased the compensation range on realized performance income to a 70% to 80% range.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$70,383	$108,827	$(38,444)
Interest Income and Dividends, Net	81,163	107,900	(26,737)
Total Realized Investment Income	$151,546	$216,727	$(65,181)
The decrease in realized investment income is primarily due to a lower level of net realized gains and interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the three months ended September 30, 2024, net realized gains were comprised of realized gains primarily from the sale of our investments in Kokusai Electric Corporation and BridgeBio Pharma, Inc. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, Qoo10 SG and (ii) realized losses from the sales of various revolving credit facilities.
For the three months ended September 30, 2023, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, RBmedia, and ForgeRock, Inc. Partially offsetting these realized gains were realized losses from the sale of revolving credit facilities and the sale of our interest in our leveraged credit open-ended fund.
For the three months ended September 30, 2024, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and (ii) dividend income primarily from our investments in Crescent Energy Company (NYSE: CRGY) ("Crescent") and KREST.
For the three months ended September 30, 2023, interest income and dividends, net were comprised of (i) interest income, primarily from our investments in CLOs and (ii) dividend income primarily from our Americas real estate credit and equity investments, our investment in Diversified Core Infrastructure Fund and Crescent. See "—Analysis of Segment and Non-GAAP Performance Measures" and "—Segment Balance Sheet Measures."

Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended September 30, 2024, total fees attributable to KKR Capstone were $29.1 million and total expenses attributable to KKR Capstone were $20.2 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended September 30, 2024 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income. The compensation range on realized investment income did not change from the prior year and remains at its current range of 10% to 20%.
Operating and Capital Metrics
The following tables present our key Asset Management segment operating and capital metrics:

	As of
	September 30, 2024	June 30, 2024	Change
	($ in millions)
Assets Under Management	$624,396	$601,341	$23,055
Fee Paying Assets Under Management	$505,703	$487,320	$18,383
Uncalled Commitments	$107,592	$107,707	$(115)

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in millions)
Capital Invested	$24,094	$9,044	$15,050
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from June 30, 2024 to September 30, 2024:

($ in millions)
June 30, 2024	$185,265
New Capital Raised	2,490
Distributions and Other	(3,826)
Redemptions	(6)
Change in Value	6,227
September 30, 2024	$190,150
AUM of our Private Equity business line was $190.2 billion at September 30, 2024, an increase of $4.9 billion, compared to $185.3 billion at June 30, 2024.
The increase was primarily attributable to (i) appreciation in investment value from Americas Fund XII, our core private equity strategy, and North America Fund XIII, and, to a lesser extent, (ii) new capital raised from our private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III, Asian Fund IV, and our core private equity strategy.
For the three months ended September 30, 2024, the value of our traditional private equity investment portfolio increased 5%. This was comprised of a 11% increase in share prices of various publicly held investments and a 4% increase in value of our privately held investments. For the three months ended September 30, 2024, the value of our growth equity investment portfolio increased 4% and our core private equity investment portfolio increased 3%.

The most significant increases in share prices of our publicly held investments were increases in OneStream, Inc., BrightSpring Health Services Inc. (NASDAQ: BTSG), and AppLovin Corporation. These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were Kokusai Electric Corporation and HD Hyundai Marine Solution Co. Ltd. (KRX: 443060). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in USI, Inc., GeoStabilization International (industrials sector), and Omnissa, LLC (technology sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V. and Inkling Holdings LLC (media sector). The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from June 30, 2024 to September 30, 2024:

($ in millions)
June 30, 2024	$151,549
New Capital Raised	10,463
Distributions and Other	(3,056)
Redemptions	(64)
Change in Value	3,917
September 30, 2024	$162,809
AUM of our Real Assets business line was $162.8 billion at September 30, 2024, an increase of $11.3 billion, compared to $151.5 billion at June 30, 2024.
The increase was primarily attributable to new capital raised from Global Atlantic, Global Infrastructure Investors V, and a new strategic investor partnership, and to a lesser extent, the increase of the value of the assets managed by KJRM due to the impact of the appreciation in the value of the Japanese Yen and appreciation in investment value from Global Infrastructure Investors IV. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III.
For the three months ended September 30, 2024, the value of our infrastructure investment portfolio increased 6% and the value of our opportunistic real estate equity investment portfolio increased 2%.
The most significant increases in value across our Real Assets portfolio were increases in CyrusOne Inc. (infrastructure: telecommunications infrastructure sector), Atlantic Aviation FBO Inc., and Albioma SA (infrastructure: energy and energy transition sector). These increases in value across our real assets portfolio were partially offset by decreases in the value of certain other investments, the most significant of which were Rocky Mountain Midstream LLC (infrastructure: midstream sector) and Namsan Square (real estate). The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable business outlook.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from June 30, 2024 to September 30, 2024:

($ in millions)
June 30, 2024	$264,527
New Capital Raised	10,940
Distributions and Other	(5,446)
Redemptions	(1,405)
Change in Value	2,821
September 30, 2024	$271,437
AUM of our Credit and Liquid Strategies business line was $271.4 billion at September 30, 2024, an increase of $6.9 billion compared to $264.5 billion at June 30, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increases were (i) payments to Global Atlantic policyholders, (ii) investor redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from June 30, 2024 to September 30, 2024:

($ in millions)
June 30, 2024	$118,240
New Capital Raised	2,679
Distributions and Other	(1,978)
Redemptions	(6)
Change in Value	667
September 30, 2024	$119,602
FPAUM of our Private Equity business line was $119.6 billion at September 30, 2024, an increase of $1.4 billion compared to $118.2 billion at June 30, 2024.
The increase was primarily attributable to new capital raised from private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase was (i) distributions to fund investors primarily as a result of realized proceeds, most notably from our core private equity strategy and Asian Fund III and (ii) a reduction in FPAUM for realized losses on our investments in Unzer GmbH and Qoo10 SG.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $18.7 billion at September 30, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.9%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from June 30, 2024 to September 30, 2024:

($ in millions)
June 30, 2024	$126,574
New Capital Raised	11,147
Distributions and Other	(2,297)
Redemptions	(64)
Net Changes in Fee Base of Certain Funds	(669)
Change in Value	2,113
September 30, 2024	$136,804
FPAUM of our Real Assets business line was $136.8 billion at September 30, 2024, an increase of $10.2 billion, compared to $126.6 billion at June 30, 2024.
The increase was primarily attributable to new capital raised from Global Atlantic, Global Infrastructure Investors V, and Real Estate Partners Americas IV, and to a lesser extent, an increase in the value of the assets managed by KJRM due to the impact of the appreciation in the value of the Japanese Yen. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) a change in fee base for Real Estate Partners Americas III as a result of the fund entering its post-investment period, during which we earn fees on invested capital rather than remaining commitment and invested capital, and (iii) distributions to fund investors primarily as a result of realized proceeds, most notably from Global Infrastructure Investors III.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $17.6 billion at September 30, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from June 30, 2024 to September 30, 2024:

($ in millions)
June 30, 2024	$242,506
New Capital Raised	11,169
Distributions and Other	(5,504)
Redemptions	(1,405)
Change in Value	2,531
September 30, 2024	$249,297
FPAUM of our Credit and Liquid Strategies business line was $249.3 billion at September 30, 2024, an increase of $6.8 billion, compared to $242.5 billion at June 30, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) investor redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.

Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $16.3 billion at September 30, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2024, our Private Equity business line had $52.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $54.9 billion as of June 30, 2024. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was offset by new capital commitments from fund investors.
Real Assets
As of September 30, 2024, our Real Assets business line had $35.6 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $33.1 billion as of June 30, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of September 30, 2024 and June 30, 2024, our Credit and Liquid Strategies business line had $19.7 billion of remaining uncalled commitments that could be called for investments in new transactions. Remaining uncalled commitments remained flat as new capital commitments from fund investors was offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended September 30, 2024, our Private Equity business line had $6.0 billion of capital invested as compared to $1.6 billion for the three months ended September 30, 2023. The increase was driven primarily by a $3.4 billion increase in capital invested in our traditional private equity strategy and a $0.9 billion increase in capital invested in our growth equity strategy. During the three months ended September 30, 2024, 61% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in North America, 24% was in Europe, and 15% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended September 30, 2024, our Real Assets business line had $7.8 billion of capital invested as compared to $4.2 billion for the three months ended September 30, 2023. The increase was driven primarily by a $2.1 billion increase in capital invested in our infrastructure strategy and a $1.6 billion increase in our real estate strategy. During the three months ended September 30, 2024, 61% of capital deployed in real assets was in transactions in North America, 37% was in Europe, and 2% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Credit and Liquid Strategies
For the three months ended September 30, 2024, our Credit and Liquid Strategies business line had $10.2 billion of capital invested as compared to $3.3 billion for the three months ended September 30, 2023. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably asset-based finance and direct lending. During the three months ended September 30, 2024, 89% of capital deployed was in transactions in North America, 8% was in Europe, and 3% was in the Asia-Pacific region.
Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Net Investment Income	$1,636,300	$1,356,407	$279,893
Net Cost of Insurance	(1,166,891)	(820,014)	(346,877)
General, Administrative and Other	(230,889)	(204,701)	(26,188)
Pre-tax Operating Earnings	238,520	331,692	(93,172)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(121,665)	121,665
Insurance Operating Earnings(1)	$238,520	$210,027	$28,493
(1)Please see "Part II—Item 5—Other Information" for information regarding the difference between the insurance segment operating earnings presented in this report to the amounts previously reported in our earnings release issued on October 24, 2024.
Net Investment Income
Net investment income increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of recent reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields, due in part to portfolio optimization and asset rotation.
Net Cost of Insurance
Net cost of insurance increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) growth in reserves in the institutional market channel as a result of recent reinsurance transactions and in the individual market channel as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) an increase in interest expense due to a net increase in total debt outstanding and (ii) higher compensation expense.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Dividends, Net	$6,828	$—	$6,828
Strategic Holdings Operating Earnings	6,828	—	6,828
Net Realized Investment Income	87,693	—	87,693
Strategic Holdings Segment Earnings	$94,521	$—	$94,521
Dividends, Net
For the three months ended September 30, 2024, dividends, net were comprised of dividend income from Exact Holding B.V., Arnott's Biscuits Limited and Atlantic Aviation FBO Inc. For the three months ended September 30, 2023 there were no dividends earned. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended September 30, 2024, the management fee was $8.2 million.
Net Realized Investment Income
For the three months ended September 30, 2024 net realized investment income was comprised of a realized gain from the sale of FiberCop S.p.A. For the three months ended September 30, 2023, there was no net realized investment income earned in our Strategic Holdings segment. Realized investment income earned in our Strategic Holdings segment is reduced by a contractual performance fee charged by our Asset Management segment. For the three months ended September 30, 2024, the performance fee was $15.5 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended September 30, 2024 was driven by net realized investment income from the sale of FiberCop S.p.A and the distribution of dividends by companies owned by the firm through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Fee Related Earnings	$1,000,673	$557,525	$443,148
Insurance Operating Earnings(1)	238,520	210,027	28,493
Strategic Holdings Operating Earnings	6,828	—	6,828
Total Operating Earnings	1,246,021	767,552	478,469

Net Realized Performance Income	101,926	115,450	(13,524)
Net Realized Investment Income	216,507	182,048	34,459
Total Investing Earnings	318,433	297,498	20,935

Total Segment Earnings	1,564,454	1,065,050	499,404
Interest Expense, Net and Other	(88,101)	(80,679)	(7,422)
Income Taxes on Adjusted Earnings	(294,850)	(204,640)	(90,210)
Adjusted Net Income	$1,181,503	$779,731	$401,772

(1)Please see "Part II—Item 5—Other Information" for information regarding the difference between the insurance segment operating earnings presented in this report to the amounts previously reported in our earnings release issued on October 24, 2024.

Total Operating Earnings
The increase in total operating earnings for the three months ended September 30, 2024 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. The higher level of insurance operating earnings was primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the three months ended September 30, 2024 compared to the prior period was primarily due to a higher level of net realized investment income, partially offset by a lower level of net realized performance income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended September 30, 2024 compared to the prior period was primarily due to an increase in total operating earnings and total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended September 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings.

Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended September 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended September 30, 2024 and 2023, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $35.3 million and $12.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% and 2%, respectively, for three months ended September 30, 2024 and 2023.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Management Fees	$2,555,263	$2,245,744	$309,519
Transaction and Monitoring Fees, Net	842,087	456,421	385,666
Fee Related Performance Revenues	112,901	70,529	42,372
Fee Related Compensation	(614,294)	(623,987)	9,693
Other Operating Expenses	(471,146)	(440,295)	(30,851)
Fee Related Earnings	2,424,811	1,708,412	716,399
Realized Performance Income	1,145,774	653,998	491,776
Realized Performance Income Compensation	(843,011)	(424,910)	(418,101)
Realized Investment Income	424,845	529,583	(104,738)
Realized Investment Income Compensation	(63,725)	(81,576)	17,851
Asset Management Segment Earnings	$3,088,694	$2,385,507	$703,187
Management Fees
The following table presents management fees by business line:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Management Fees
Private Equity	$1,039,810	$954,846	$84,964
Real Assets	716,084	608,818	107,266
Credit and Liquid Strategies	799,369	682,080	117,289
Total Management Fees	$2,555,263	$2,245,744	$309,519
The increase in Private Equity management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund and our private equity K-Series vehicles and (ii) management fees earned from our Strategic Holdings segment in the current period. The increase was partially offset by a lower level of management fees from Americas Fund XII and Asian Fund III due to a step-down in each funds' management fee rate and a decrease in invested capital over the past twelve months. During the nine months ended September 30, 2024, approximately $40.2 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) management fees commencing at Global Infrastructure Investors V in the current period, and (iii) management fees earned on new capital raised over the past twelve months at our infrastructure K-series vehicles. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period, and now earns fees based on invested capital rather than capital committed. During the nine months ended September 30, 2024, approximately $3.7 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to the growth in assets from inflows, (ii) a higher level of management fees earned from FSK, and (iii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base. The increase was partially offset by (i) a lower level of management fees from certain leveraged credit strategy accounts primarily due to a decrease in the funds' fee base from distributions to, and redemptions from, fund investors, and (ii) a lower level of management fees from certain SIG funds primarily due to a decrease in the funds' fee base from the sale of investments and certain SIG funds which no longer pay management fees as a result of an agreement to waive such fees.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$61,751	$85,253	$(23,502)
Real Assets	40,756	15,265	25,491
Credit and Liquid Strategies	8,113	3,397	4,716
Capital Markets	731,467	352,506	378,961
Total Transaction and Monitoring Fees, Net	$842,087	$456,421	$385,666
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
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets. The increase in capital markets transaction fees was primarily due to an increase in the number of capital markets transactions for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, reflecting increased levels of capital markets issuance activity across the global equity and leveraged loan markets. Overall, we completed 285 capital markets transactions for the nine months ended September 30, 2024, of which 43 represented equity offerings and 242 represented debt offerings, as compared to 162 transactions for the nine months ended September 30, 2023, of which 32 represented equity offerings and 130 represented debt offerings. We earn fees in connection with underwriting, syndication and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets and credit funds as well as from third-party companies. For the nine months ended September 30, 2024 and September 30, 2023, approximately 15% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the nine months ended September 30, 2024, approximately 42% of our transaction fees were generated outside of North America as compared to approximately 46% for the nine months ended September 30, 2023. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	51,993	14,252	37,741
Credit and Liquid Strategies	60,908	56,277	4,631
Total Fee Related Performance Revenues	$112,901	$70,529	$42,372
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, vehicles and accounts on a more recurring basis, and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
Fee related performance revenues were higher for the nine months ended September 30, 2024 compared to the prior period primarily due to a performance fee being earned from our infrastructure K-Series vehicles in our Real Assets business line in the current period.
Fee Related Compensation
The decrease in fee related compensation for the nine months ended September 30, 2024 compared to the prior period was primarily due to a lower percentage of fee related revenues recorded as compensation in the current period as compared to the prior period partially offset by a higher level of compensation recorded in connection with the higher level of fee related revenues. Effective as of the first quarter of 2024, KKR reduced the compensation range on fee related revenues to a 15% to 20% range.
Other Operating Expenses
The increase in other operating expenses for the nine months ended September 30, 2024 compared to the prior period was primarily due to a higher level of professional fees, corporate travel, information technology, and occupancy related costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the nine months ended September 30, 2024 compared to the prior period was primarily due to (i) a higher level of transaction fees earned in our Capital Markets business line and (ii) higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines partially offset by a higher level of other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Realized Performance Income
Private Equity	$876,866	$607,991	$268,875
Real Assets	218,320	38,174	180,146
Credit and Liquid Strategies	50,588	7,833	42,755
Total Realized Performance Income	$1,145,774	$653,998	$491,776

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Private Equity
Americas Fund XII	$398,493	$357,618	$40,875
Asian Fund III	226,400	41,441	184,959
Private Equity K-Series	87,077	—	87,077
Core Investment Vehicles	65,846	103,659	(37,813)
European Fund V	32,864	—	32,864
Strategic Holdings Segment	15,475	—	15,475
North America Fund XI	10,948	23,486	(12,538)
Next Generation Technology Growth Fund	6,954	21,988	(15,034)
2006 Fund	961	4,271	(3,310)
Global Impact Fund	—	20,257	(20,257)
European Fund IV	—	7,353	(7,353)
Other	31,848	27,918	3,930
Total Realized Performance Income	$876,866	$607,991	$268,875

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$201,536	$—	$201,536
Real Estate Partners Americas II	10,308	22,983	(12,675)
Global Infrastructure Investors II	—	13,917	(13,917)
Other	6,476	1,274	5,202
Total Realized Performance Income	$218,320	$38,174	$180,146

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Funds	$15,512	$—	$15,512
Other	35,076	7,833	27,243
Total Realized Performance Income	$50,588	$7,833	$42,755
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized performance income in our Private Equity business line for the nine months ended September 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in AppLovin Corporation held by Americas Fund XII and Kokusai Electric Corporation held by Asian Fund III and (ii) performance income from our core investment vehicles and our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the nine months ended September 30, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation and RBmedia, which were both held by Americas Fund XII, Kokusai Electric Corporation held by Asian Fund III, and (ii) performance income from our core investment vehicles.
Realized performance income in our Real Assets business line for the nine months ended September 30, 2024 consisted primarily of realized proceeds from the sale of our investment in FiberCop S.p.A. and ADNOC Oil Pipelines (infrastructure: midstream sector), both held by Global Infrastructure Investors III.

Realized performance income in our Real Assets business line for the nine months ended September 30, 2023 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Credit & Liquid Strategies business line for the nine months ended September 30, 2024 consisted primarily of performance fees earned from our subadvisory agreement with a UK investment fund manager, Marshall Wace, and certain leveraged credit investment funds.
Realized performance income in our Credit and Liquid Strategies business line for the nine months ended September 30, 2023 consisted primarily of performance fees earned from our subadvisory agreement with a UK investment fund manager.
Realized Performance Income Compensation
The increase in realized performance income compensation for the nine months ended September 30, 2024 compared to the prior period was primarily due to (i) a higher level of compensation recorded in connection with the higher level of realized performance income and (ii) a higher percentage of realized performance income recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR increased the compensation range on realized performance income to a 70% to 80% range.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Realized Investment Income
Net Realized Gains (Losses)	$149,715	$236,211	$(86,496)
Interest Income and Dividends, Net	275,130	293,372	(18,242)
Total Realized Investment Income	$424,845	$529,583	$(104,738)
The decrease in realized investment income is primarily due to a lower level of net realized gains and interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the nine months ended September 30, 2024, net realized gains were comprised of realized gains primarily from the sale of our investments in AppLovin Corporation, Kokusai Electric Corporation, BridgeBio Inc. and Darktrace Limited (LSE: DARK). Partially offsetting these realized gains were realized losses, the most significant of which were (i) realized losses from the sales of various revolving credit facilities, (ii) a realized loss on our infrastructure investment, Indus Towers Limited (NSE: INDUSTOW), and (iii) a realized loss on our private equity investment, Acteon Group Ltd. (energy sector).
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
For the nine months ended September 30, 2024, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and (ii) dividend income primarily from our investments in Crescent and KREST.
For the nine months ended September 30, 2023, interest income and dividends, net were comprised of (i) interest income primarily from our investments in CLOs, and (ii) dividend income primarily from our Americas real estate credit and equity investments, our investment in Diversified Core Infrastructure Fund and Resolution Life Holdings L.P. (financial services sector).

Realized investment income includes the net income (loss) from KKR Capstone. For the nine months ended September 30, 2024, total fees attributable to KKR Capstone were $69.2 million and total expenses attributable to KKR Capstone were $57.8 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Non-GAAP Balance Sheet Measures—Reconciliations to GAAP Measures."
As of the date of this filing, we have transactions that are pending or that have closed after September 30, 2024, representing approximately $500 million of realized performance income and realized investment income, which are expected to be realized in the fourth quarter of 2024. Approximately 60% of the realizations are driven by revenues that correspond to a 10-20% compensation rate, including Marshall Wace’s annual incentive fee crystallization. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the fourth quarter 2024 or future quarters will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the nine months ended September 30, 2024 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income. The compensation range on realized investment income did not change from the prior year and remains at its current range of 10% to 20%.
Operating and Capital Metrics
The following tables present our key Asset Management segment operating and capital metrics:

	As of
	September 30, 2024	December 31, 2023	Change
	($ in millions)
Assets Under Management	$624,396	$552,801	$71,595
Fee Paying Assets Under Management	$505,703	$446,408	$59,295
Uncalled Commitments	$107,592	$98,557	$9,035

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in millions)
Capital Invested	$60,931	$28,401	$32,530
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2023 to September 30, 2024:

($ in millions)
December 31, 2023	$176,377
New Capital Raised	8,151
Distributions and Other	(9,137)
Redemptions	(8)
Change in Value	14,767
September 30, 2024	$190,150
AUM of our Private Equity business line was $190.2 billion at September 30, 2024, an increase of $13.8 billion, compared to $176.4 billion at December 31, 2023.

The increase was primarily attributable to (i) appreciation in investment value from Americas Fund XII, our core private equity strategy, and Asian Fund IV, and, to a lesser extent, (ii) new capital raised from our private equity K-Series vehicles and Ascendant Fund. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, Asian Fund III, and our core private equity strategy.
For the nine months ended September 30, 2024, the value of our traditional private equity investment portfolio increased by 14%. This was comprised of a 31% increase in share prices of publicly held investments and a 10% increase in value of our privately held investments. For the nine months ended September 30, 2024, the value of our growth equity investment portfolio increased by 10% and our core private equity investment portfolio increased by 8%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, OneStream, Inc., and HD Hyundai Marine Solution Co. Ltd. These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were BrightSpring Health Services Inc. and PHC Holdings Corporation (TYO: 6523). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
The most significant increases in the value of our privately held investments were increases in Seiyu Group (consumer products sector), USI, Inc., and Cloudera, Inc. (technology sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V., PetVet Care Centers, LLC, and A-Gas Limited (services sector). The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2023 to September 30, 2024:

($ in millions)
December 31, 2023	$130,933
New Capital Raised	34,344
Distributions and Other	(6,944)
Redemptions	(257)
Change in Value	4,733
September 30, 2024	$162,809
AUM of our Real Assets business line was $162.8 billion at September 30, 2024, an increase of $31.9 billion, compared to $130.9 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, Global Infrastructure Investors V, and our infrastructure K-Series vehicles and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Asia Pacific Infrastructure Investors.
For the nine months ended September 30, 2024, the value of our infrastructure investment portfolio increased 13% and the value of our opportunistic real estate equity investment portfolio increased by 4%.
The most significant increases in value across our Real Assets portfolio were increases in CyrusOne Inc., Atlantic Aviation FBO Inc., and Metronet Holdings, LLC (infrastructure: telecommunications infrastructure sector). These increases in value across our real assets portfolio were partially offset by decreases in the value across our real assets portfolio, the most significant of which was Ritchies Transport Limited (infrastructure: transportation sector) and Namsan Square. The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations of across our real assets portfolio, in the aggregate, generally related to an unfavorable business outlook.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2023 to September 30, 2024:

($ in millions)
December 31, 2023	$245,491
New Capital Raised	44,436
Distributions and Other	(18,660)
Redemptions	(6,044)
Change in Value	6,214
September 30, 2024	$271,437
AUM of our Credit and Liquid Strategies business line totaled $271.4 billion at September 30, 2024, an increase of $25.9 billion compared to AUM of $245.5 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) investor redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2023 to September 30, 2024:

($ in millions)
December 31, 2023	$107,726
New Capital Raised	14,596
Distributions and Other	(3,547)
Redemptions	(8)
Change in Value	835
September 30, 2024	$119,602
FPAUM of our Private Equity business line was $119.6 billion at September 30, 2024, an increase of $11.9 billion, compared to $107.7 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from private equity K-Series vehicles and Ascendant Fund and (ii) assets we manage and earn a fee on from our Strategic Holdings segment beginning with the first quarter of 2024. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III, North America Fund XI, and Americas Fund XII.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2023 to September 30, 2024:

($ in millions)
December 31, 2023	$112,254
New Capital Raised	32,696
Distributions and Other	(5,829)
Redemptions	(257)
Net Changes in Fee Base of Certain Funds	(2,806)
Change in Value	746
September 30, 2024	$136,804
FPAUM of our Real Assets business line was $136.8 billion at September 30, 2024, an increase of $24.5 billion, compared to $112.3 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic, Global Infrastructure Investors V, and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders (ii) a change in fee base for Global Infrastructure Investors IV as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to fund investors primarily as a result of realized proceeds, primarily from Global Infrastructure Investors III.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2023 to September 30, 2024:

($ in millions)
December 31, 2023	$226,428
New Capital Raised	42,531
Distributions and Other	(18,974)
Redemptions	(6,044)
Change in Value	5,356
September 30, 2024	$249,297
FPAUM of our Credit and Liquid Strategies business line was $249.3 billion at September 30, 2024, an increase of $22.9 billion compared to $226.4 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) investor redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit investment funds.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2024, our Private Equity business line had $52.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $57.4 billion as of December 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.

Real Assets
As of September 30, 2024, our Real Assets business line had $35.6 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $24.7 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of September 30, 2024, our Credit and Liquid Strategies business line had $19.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $16.5 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the nine months ended September 30, 2024, $9.8 billion of capital was invested by our Private Equity business line, as compared to $7.7 billion for the nine months ended September 30, 2023. The increase was driven primarily by a $4.3 billion increase in capital invested in our traditional private equity strategy and a $1.0 billion increase in capital invested in our growth equity strategy, partially offset by a $3.0 billion decrease in capital invested in our core private equity strategy. During the nine months ended September 30, 2024, 67% of capital deployed in private equity was in transactions in North America, 18% was in Europe and 15% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the nine months ended September 30, 2024, $21.5 billion of capital was invested by our Real Assets business line, as compared to $12.1 billion for the nine months ended September 30, 2023. The increase was driven primarily by a $7.0 billion increase in capital invested in our real estate strategy and a $2.4 billion increase in capital invested in our infrastructure strategy. During the nine months ended September 30, 2024, 55% of capital deployed in real assets was in transactions in North America, 30% was in Europe, and 15% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the nine months ended September 30, 2024, $29.6 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $8.6 billion for the nine months ended September 30, 2023. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably asset-based finance and direct lending. During the nine months ended September 30, 2024, 89% of capital deployed was in transactions in North America, 9% was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Net Investment Income	$4,660,765	$3,911,456	$749,309
Net Cost of Insurance	(3,240,834)	(2,382,303)	(858,531)
General, Administrative and Other	(655,358)	(604,700)	(50,658)
Pre-tax Operating Earnings	764,573	924,453	(159,880)
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(339,090)	339,090
Insurance Operating Earnings(1)	$764,573	$585,363	$179,210
(1)Please see "Part II—Item 5—Other Information" for information regarding the difference between the insurance segment operating earnings presented in this report to the amounts previously reported in our earnings release issued on October 24, 2024.
Net Investment Income
Net investment income increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of recent reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields due to portfolio optimization and asset rotation.
Net Cost of Insurance
Net cost of insurance increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to (i) growth in reserves in the institutional market channel as a result of recent reinsurance transactions and in the individual market channel as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in interest expense due to a net increase in total debt outstanding.
Insurance Operating Earnings
Insurance operating earnings increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Dividends, Net	$68,400	$—	$68,400
Strategic Holdings Operating Earnings	68,400	—	68,400
Net Realized Investment Income	87,693	—	87,693
Strategic Holdings Segment Earnings	$156,093	$—	$156,093
Dividends, Net
For the nine months ended September 30, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited, FiberCop S.p.A., Arnott's Biscuits Limited and Atlantic Aviation FBO Inc. For the nine months ended September 30, 2023, there were no dividends earned. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the nine months ended September 30, 2024, the management fee was $23.9 million.
Net Realized Investment Income
For the nine months ended September 30, 2024 net realized investment income was comprised of a realized gain from the sale of FiberCop S.p.A. For the nine months ended September 30, 2023, there was no net realized investment income earned in our Strategic Holdings segment. Realized investment income earned in our Strategic Holdings segment is reduced by a contractual performance fee charged by our Asset Management segment. For the nine months ended September 30, 2024, the performance fee was $15.5 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the nine months ended September 30, 2024 was driven by net realized investment income from the sale of FiberCop S.p.A and the distribution of dividends by companies owned by the firm through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
	($ in thousands)
Fee Related Earnings	$2,424,811	$1,708,412	$716,399
Insurance Operating Earnings (1)	764,573	585,363	179,210
Strategic Holdings Operating Earnings	68,400	—	68,400
Total Operating Earnings	3,257,784	2,293,775	964,009

Net Realized Performance Income	302,763	229,088	73,675
Net Realized Investment Income	448,813	448,007	806
Total Investing Earnings	751,576	677,095	74,481

Total Segment Earnings	4,009,360	2,970,870	1,038,490
Interest Expense, Net and Other	(242,783)	(270,020)	27,237
Income Taxes on Adjusted Earnings	(749,460)	(549,239)	(200,221)
Adjusted Net Income	$3,017,117	$2,151,611	$865,506

(1)Please see "Part II—Item 5—Other Information" for information regarding the difference between the insurance segment operating earnings presented in this report to the amounts previously reported in our earnings release issued on October 24, 2024.

Total Operating Earnings
The increase in total operating earnings for the nine months ended September 30, 2024 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. The higher level of insurance operating earnings was primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the nine months ended September 30, 2024 compared to the prior period was primarily due to a higher level of net realized performance income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the nine months ended September 30, 2024 compared to the prior period was primarily due to an increase in total operating earnings and, to a lesser extent, total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the nine months ended September 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings.

Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the nine months ended September 30, 2024 compared to the prior period was primarily due to a higher level of total segment earnings.
For the nine months ended September 30, 2024 and 2023, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $90.9 million and $36.4 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% and 2%, respectively, for nine months ended September 30, 2024 and 2023.
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
Our investments in the Asset Management segment by asset class as of September 30, 2024 are as follows:

	As of September 30, 2024
	($ in thousands)
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,647,672	$3,578,105	32.1%
Growth Equity	370,240	1,169,486	10.5%
Private Equity Total	2,017,912	4,747,591	42.6%

Real Estate	1,512,068	1,426,743	12.8%
Infrastructure	453,213	775,623	7.0%
Energy	636,447	678,053	6.1%
Real Assets Total	2,601,728	2,880,419	25.9%

Leveraged Credit	1,488,286	1,482,329	13.3%
Alternative Credit	702,178	844,942	7.6%
Credit Total	2,190,464	2,327,271	20.9%

Other	1,357,008	1,194,124	10.6%

Total Asset Management Segment Investments	$8,167,112	$11,149,405	100.0%

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

Global Atlantic's Investment Portfolio
As of September 30, 2024, 95% and 88% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2023, 96% and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by an NRSRO was not available are considered investment grade if they have an NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of September 30, 2024 were Corporate securities, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"), comprising 25%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 93%, 98% and 95% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 93%, 75% and 58% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of September 30, 2024. The three largest asset categories in Global Atlantic's AFS fixed-maturity security portfolio as of December 31, 2023 were Corporate, RMBS and CMBS securities, comprising 28%, 6% and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96% and 93% of Global Atlantic's Corporate, RMBS and CMBS securities, respectively, were investment grade according to NAIC ratings and 95%, 61% and 56% of its Corporate, RMBS and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2023. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 25% and 27% as of September 30, 2024 and December 31, 2023, respectively.
Within the funds withheld receivable at interest portfolio, 96% and 97% of the fixed maturity securities were investment grade by NAIC designation as of September 30, 2024 and December 31, 2023, respectively.
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
Substantially all of the AFS fixed maturity securities portfolio, 95% and 96% as of September 30, 2024 and December 31, 2023, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% and 4% as of September 30, 2024 and December 31, 2023, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate fixed maturity securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of September 30, 2024 and December 31, 2023, 55% and 58% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of September 30, 2024 and December 31, 2023, approximately 5% and 6% of the portfolio is denominated in foreign currency, respectively.
As of September 30, 2024 and December 31, 2023, 93% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 93% and 95% is rated NRSROs investment grade, respectively.
Residential mortgage-backed securities
As of September 30, 2024 and December 31, 2023, 14% and 11% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of September 30, 2024 and December 31, 2023, 90% and 89% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of September 30, 2024, Alt-A, Agency, Option ARM, Sub-prime and Re-Performing represent 43%, 22%, 15%, 7% and 6% of the total RMBS portfolio ($10.8 billion), respectively. As of December 31, 2023, Alt-A, Option ARM, Re-Performing and Sub-prime represent 45%, 21%, 10% and 10% of the total RMBS portfolio ($7.9 billion), respectively.
Unrealized gains and losses for AFS fixed maturity securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of September 30, 2024 and December 31, 2023, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $591.9 million and $750.3 million based on NRSRO rating and $200.9 million and $267.2 million based on NAIC ratings, respectively. As of September 30, 2024, unrealized losses were not recognized in net income on these debt securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit quality of mortgage and other loan receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans and other loan receivables. As of September 30, 2024 and December 31, 2023, 30% and 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of September 30, 2024 and over half of the portfolio as of December 31, 2023. Office and retail properties represent approximately 19% and 23% of the portfolio as of September 30, 2024 and December 31, 2023, respectively.

Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of September 30, 2024 and December 31, 2023, 92% and 89% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 99% and over 98% of the commercial mortgage loan portfolio is current as of September 30, 2024 and December 31, 2023, respectively.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of both September 30, 2024 and December 31, 2023, approximately 88% of the commercial mortgage loans have a loan-to-value ratio of 70% or less and 2% have loan-to-value ratio over 90%.
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
As of September 30, 2024, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately $229.8 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2023, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $231.2 million were 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 65% and 63% as of September 30, 2024 and December 31, 2023, respectively.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans and auto loans. As of September 30, 2024, 98% of the consumer loan portfolio is in current status and approximately $25.7 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $30.1 billion as of September 30, 2024, which included cash and short-term investments of $5.1 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of tax and other assets and liabilities. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders.

Reconciliations to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to KKR's non-GAAP financial measures:
Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in thousands)
Total GAAP Revenues	$4,791,696	$3,315,481	$18,620,344	$10,069,481
Impact of Consolidation and Other	335,048	218,495	865,898	613,048
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,163,424)	(1,009,645)	(3,164,491)	(2,155,560)
Realized Carried Interest	336,016	327,195	1,044,843	646,116
Realized Investment Income	151,546	216,727	424,845	529,583
Capstone Fees	(29,141)	(23,235)	(69,218)	(67,080)
Expense Reimbursements	(32,789)	(15,982)	(68,050)	(48,366)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	118,162	—	195,400	—
Insurance Adjustments:
Net Premiums	(621,218)	(220,212)	(7,593,534)	(1,320,265)
Policy Fees	(375,371)	(314,016)	(1,038,218)	(943,200)
Other Income	(60,162)	(42,341)	(180,436)	(119,357)
(Gains) Losses from Investments (1)	687,170	(75,064)	1,254,170	379,213
Non-operating Changes in Policy Liabilities and Derivatives	(446,817)	428,147	(393,825)	284,118
Total Segment Revenues (2)	$3,690,716	$2,805,550	$9,897,728	$7,867,731
(1)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$600,550	$1,472,878	$1,950,690	$2,640,085
Preferred Stock Dividends	—	17,248	—	51,747
Net Income (Loss) Attributable to Noncontrolling Interests	834,118	891,854	1,571,064	1,075,894
Income Tax Expense (Benefit)	209,896	437,210	696,066	910,912
Income (Loss) Before Tax (GAAP)	$1,644,564	$2,819,190	$4,217,820	$4,678,638
Impact of Consolidation and Other	(830,426)	(889,615)	(1,173,720)	(1,053,470)
Income Taxes on Adjusted Earnings	(294,850)	(204,640)	(749,460)	(549,239)
Asset Management Adjustments:
Unrealized (Gains) Losses	89,805	(445,477)	(385,448)	(561,064)
Unrealized Carried Interest	(850,638)	(616,963)	(1,987,597)	(1,255,117)
Unrealized Carried Interest Compensation	644,881	310,917	1,555,336	590,108
Transaction-related and Non-operating Items	90,716	8,038	153,699	22,037
Equity-based Compensation	66,549	46,782	206,861	151,060
Equity-based Compensation - Performance based	83,026	72,821	246,644	203,748
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(226,319)	(265,092)	(644,285)	(508,489)
Insurance Adjustments:(1)
(Gains) Losses from Investments(1)(2)	692,422	(33,337)	1,251,953	223,260
Non-operating Changes in Policy Liabilities and Derivatives(1)	12,589	(42,364)	192,917	121,590
Transaction-related and Non-operating Items(1)	19,679	—	19,679	3,199
Equity-based and Other Compensation(1)	35,093	16,678	99,482	76,969
Amortization of Acquired Intangibles(1)	4,412	2,793	13,236	8,381
Adjusted Net Income	$1,181,503	$779,731	$3,017,117	$2,151,611
Interest Expense, Net	80,709	74,960	230,617	252,557
Net Income Attributable to Noncontrolling Interests	7,392	5,719	12,166	17,463
Income Taxes on Adjusted Earnings	294,850	204,640	749,460	549,239
Total Segment Earnings	$1,564,454	$1,065,050	$4,009,360	$2,970,870
Net Realized Performance Income	(101,926)	(115,450)	(302,763)	(229,088)
Net Realized Investment Income	(216,507)	(182,048)	(448,813)	(448,007)
Total Operating Earnings	$1,246,021	$767,552	$3,257,784	$2,293,775
Total Investing Earnings	318,433	297,498	751,576	677,095
Depreciation and Amortization	13,013	12,885	38,065	34,370
Adjusted EBITDA	$1,577,467	$1,077,935	$4,047,425	$3,005,240
(1)For the three and nine months ended September 30, 2023, amounts represent the portion allocable to KKR & Co. Inc.
(2)Includes (gains) losses on funds withheld receivables and payables embedded derivatives.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
September 30, 2024
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$24,083,685
Impact of Consolidation and Other(1)	612,232
Exchangeable Securities	316,611
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	5,057,876
KKR Book Value	$30,070,404
Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
September 30, 2024
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$8,602,477
Impact of Consolidation and Other(1)	(3,979,961)
Short-term Investments	514,616
Cash and Short-term Investments	$5,137,132
Investments - Asset Management and Strategic Holdings

As of
September 30, 2024
($ in thousands)
Investments - Asset Management and Strategic Holdings (GAAP)	$104,301,594
Impact of Consolidation and Other(1)	(92,637,573)
Short-term Investments	(514,616)
Investments - Asset Management Segment	$11,149,405

The following table provides a reconciliation of KKR's Weighted Average GAAP Shares of Common Stock Outstanding - Basic to Weighted Average Adjusted Shares:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Weighted Average GAAP Shares of Common Stock Outstanding - Basic	887,444,991	886,618,138
Adjustments:
Weighted Average Exchangeable Securities	7,000,723	6,584,764
Weighted Average Adjusted Shares(2)	894,445,714	893,202,902
(1)The purpose of this adjustment is to present these non-GAAP measures without giving effect to the consolidation of the investment vehicles and collateralized financing entities that KKR manages. We believe that providing these non-GAAP measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall financial condition of KKR.
(2)Amounts exclude unvested equity awards granted under our 2019 Equity Incentive Plan.

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
As of September 30, 2024, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.

As of September 30, 2024, netting holes in excess of $50 million existed at North America Fund XI and Health Care Strategic Growth Fund in the amounts of $100 million and $64 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of September 30, 2024, approximately $569 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their September 30, 2024 fair values. As of September 30, 2024, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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
•continue to support and grow our strategic holdings business;
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

The following table presents our uncalled commitments to our active investment funds and other vehicles as of September 30, 2024:

Uncalled Commitments
Private Equity	($ in millions)
Core Investment Vehicles	$3,045
European Fund VI	125
Health Care Strategic Growth Fund II	79
Asian Fund IV	66
North America Fund XIII	46
Ascendant Fund	15
Next Generation Technology Growth Fund III	7
Other Private Equity Vehicles	874
Total Private Equity Commitments	4,257

Real Assets
Global Infrastructure Investors V	600
Global Climate Fund	525
Real Estate Partners Americas IV	241
Asia Pacific Infrastructure Investors II	198
Asia Real Estate Partners	53
Real Estate Partners Europe II	40
Other Real Assets Vehicles	1,161
Total Real Assets Commitments	2,818

Credit and Liquid Strategies
Asset-Based Finance Partners II	95
Asia Credit	93
Opportunities Fund II	72
Dislocation Opportunities Fund	53
Lending Partners IV	16
Lending Partners Europe II	16
Private Credit Opportunities Partners II	6
Other Credit and Liquid Strategies Vehicles	769
Total Credit and Liquid Strategies Commitments	1,120

Total Uncalled Commitments	$8,195
Other Commitments
In addition to the uncalled commitments to our investment funds as shown above, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of September 30, 2024, these commitments amounted to $0.2 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. These arrangements with third parties reduce our risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded commitments as of September 30, 2024 have been reduced to reflect the amount to be funded by such third parties. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.

Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of September 30, 2024, an undiscounted payable of $381.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of September 30, 2024, approximately $103.9 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.175 per share of our common stock has been declared and will be paid on November 19, 2024 to holders of record of our common stock as of the close of business on November 4, 2024.
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
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 93.1 million shares of common stock for $2.6 billion, which equates to an average price of $28.32 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds."
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
Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at September 30, 2024 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 2% of the fair value of this Level III private equity investment portfolio (including core private equity investments) is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of September 30, 2024, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 38%, 55%, and 7%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2024, less than 4% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

For Level III investments in Asset Management and Strategic Holdings, KKR has a global valuation committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The global valuation committee is assisted by the asset class-specific valuation committees that exist for private equity (including core equity investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management and Strategic Holdings are also subject to approval by the global valuation committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Chief Financial Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. When valuations are approved by the global valuation committee after reflecting any input from it, the valuations of Level III investments, as well as the valuations of Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
Level III investments held by Global Atlantic are valued using either pricing services, broker-dealers, third-party asset managers, or internal models. Global Atlantic's valuation committee performs a quantitative and qualitative analysis over all pricing sources used to verify that it represents a reasonable estimate of fair value. As of September 30, 2024, less than 5% of the total value of Global Atlantic's Level III investments were not valued with the engagement of an independent valuation firm. Once valuations are approved by Global Atlantic's valuation committee, the valuations of its Level III investments, as well as the valuations of its Level I and Level II investments, are presented to the Audit Committee of the Board of Directors of KKR & Co. Inc. and are then reported to the Board of Directors.
As of September 30, 2024, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
Changes in the fair value of investments impacts the amount of carried interest that is recognized as well as the amount of investment income that is recognized for investments held directly in Asset Management, Strategic Holdings and through our consolidated funds as described below. We estimate that an immediate 10% decrease in the fair value of investments held directly and through consolidated investment funds generally would result in a commensurate change in the amount of net gains (losses) from investment activities for investments held directly and through investment funds and a more significant impact to the amount of carried interest recognized, regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. With respect to consolidated investment funds, the impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value of our consolidated funds would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our ownership in the consolidated investment funds and vehicles. With respect to Insurance, a decrease in investment income for certain assets where investment gains and losses are recognized through the statement of operations would impact KKR only to the extent of our economic ownership interest in Global Atlantic.

As of September 30, 2024, there were no investments (including in our new Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our holdings of equity securities of Crescent and BridgeBio Pharma, Inc. See "Risk Factors" in our Annual Report and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
As of September 30, 2024, the net market risk liability balance totaled $1.1 billion. As of September 30, 2024, the liability balances for market risk benefits were $877.1 million for fixed-indexed annuities and $225.1 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2024
	Fixed-indexed Annuity	Other
($ in thousands)
Balance	$877,081	$225,104
Hypothetical Change:
+50 bps Interest Rates	(129,073)	(46,335)
-50 bps Interest Rates	144,263	51,394
+50 bps Instrument-specific Credit Risk	(128,619)	(24,291)
-50 bps Instrument-specific Credit Risk	143,165	26,667
+10% Equity Market Prices	(53,363)	(47,504)
-10% Equity Market Prices	41,913	53,963
95% of Expected Mortality	50,152	5,988
105% of Expected Mortality	(47,087)	(5,301)
90% of Expected Surrenders	23,480	2,808
110% of Expected Surrenders	(22,243)	(2,718)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy liabilities accounted for under a fair value option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $313.6 million as of September 30, 2024. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of September 30, 2024, variable annuities accounted for using the fair value option totaled $313.6 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of September 30, 2024
Variable Annuities
($ in thousands)
Balance	$313,597
Hypothetical Change:
+50 bps Interest Rates	(20,936)
-50 bps Interest Rates	22,707
+50 bps Instrument-specific Credit Risk	(13,402)
-50 bps Instrument-specific Credit Risk	13,901
+10% Equity Market Prices	(15,406)
-10% Equity Market Prices	18,085
95% of Expected Mortality	(5,149)
105% of Expected Mortality	4,912
90% of Expected Surrenders	936
110% of Expected Surrenders	(918)
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
As of September 30, 2024, the liability for future policy benefits totaled $11.7 billion, net of reinsurance, split between $9.8 billion associated with payout annuity products, and $1.8 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer.) The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2024
	Payout Annuities	Other
($ in thousands)
Balance	$9,831,556	$1,829,929
Hypothetical Change:
+50 bps Interest Rates	(195,728)	(364,307)
-50 bps Interest Rates	211,107	400,483
+50 bps Credit Spreads	(151,370)	(224,885)
-50 bps Credit Spreads	157,243	248,573
95% of Expected Mortality(1)	70,094	30,960
105% of Expected Mortality(1)	(66,484)	(28,833)
90% of Expected Surrenders/Lapses	—	(7,993)
110% of Expected Surrenders/Lapses	—	(16,459)
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
As of September 30, 2024, the additional liability balance of primarily interest-sensitive life totaled $5.9 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of September 30, 2024
Interest-sensitive Life
($ in thousands)
Balance	$5,879,223
Hypothetical Change:
+50 bps Interest Rates	1,605
-50 bps Interest Rates	(1,609)
+10% Equity Market Prices	(1,349)
-10% Equity Market Prices	758
1% Lower Annual Equity Growth	3,777
95% of Expected Mortality	(36,840)
105% of Expected Mortality	36,338
90% of Expected Surrenders	18,560
110% of Expected Surrenders	(18,224)
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
As of September 30, 2024, the embedded derivative liability balance totaled $5.2 billion for fixed-indexed annuities, and $512.5 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2024
	Fixed-indexed Annuities	Interest Sensitive Life
($ in thousands)
Balance	$5,244,375	$512,474
Hypothetical Change:
+50 bps Interest Rates	(98,927)	(4,851)
-50 bps Interest Rates	105,955	5,068
+50 bps Credit Spreads	(118,479)	(4,851)
-50 bps Credit Spreads	123,238	5,068
+10% Equity Market Prices	544,551	25,738
-10% Equity Market Prices	(502,614)	(58,685)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of September 30, 2024, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $1.7 billion net asset ($95.3 million in funds withheld receivables at interest, and $(1.6) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2024
	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
($ in thousands)
Balance	$95,253	$(1,595,138)
Hypothetical Change:
+50 bps Interest Rates	(13,250)	(1,451,610)
-50 bps Interest Rates	18,932	1,568,715
+50 bps Investment Credit Spreads	(37,574)	(1,244,630)
-50 bps Investment Credit Spreads	37,574	1,361,735
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There was no material change to our market risks during the three months ended September 30, 2024. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, for a discussion of current market conditions and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Third Quarter of 2024
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of October 18, 2024, there is approximately $69 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the third quarter of 2024, no shares of common stock were repurchased, and 696 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2024 to July 31, 2024)	—	$—	—	$101,067
Month #2 (August 1, 2024 to August 31, 2024)	—	$—	—	$101,038
Month #3 (September 1, 2024 to September 30, 2024)	—	$—	—	$100,993
Total through September 30, 2024	—		—	$100,993

(1)In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
As described above under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations (GAAP basis - unaudited)—Notable Items—Assumption Review,” Global Atlantic reviews the assumptions underlying the adequacy of its reserves, deferred revenue and expenses at least annually and usually in the third quarter. In our earnings release for the third quarter 2024, we reported that insurance operating earnings had a benefit of approximately $50 million primarily related to the impact of Global Atlantic's annual actuarial assumption review. After further analysis, it was determined that this benefit should have instead been a charge of approximately $20 million, which resulted in insurance segment operating earnings being revised to $239 million for the third quarter 2024. This adjustment does not impact the core financial results of our insurance business unrelated to this annual actuarial assumption review process. This adjustment resulted in corresponding changes to KKR’s previously announced total operating earnings and adjusted net income for the third quarter 2024, and KKR’s GAAP income (loss) and stockholders’ equity financial measures. The adjusted per share measures for total operating earnings and adjusted net income for the three months and nine months ended September 30, 2024 are set forth below. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total Operating Earnings Per Share	$1.39	$3.65
Adjusted Net Income Per Share	$1.32	$3.38

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of KKR & Co. Inc. (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).
3.2	Second Amended and Restated Bylaws of KKR & Co. Inc. (incorporated by reference to Exhibit 3.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).
10.1
Third Amended and Restated Credit Agreement, dated as of July 3, 2024, among Kohlberg Kravis Roberts & Co. L.P., KKR Group Partnership L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).

10.2
Fourth Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P., dated August 6, 2024 (incorporated by reference to Exhibit 10.5 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).

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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and September 30, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 5, 2024