Form 10-K
period 2024-12-31
KKR & Co. Inc.
filed 2025-02-28
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2024, was approximately $71.4 billion. As of February 26, 2025, the registrant had 888,250,533 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.
FORM 10-K
For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," “visibility”, “positioned”, “path to”, “conviction”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, forward-looking statements may include statements regarding KKR’s business, financial condition, liquidity and results of operations, including capital invested, uncalled commitments, cash and short-term investments, and levels of indebtedness; the potential for future business growth; outstanding shares of common stock of KKR & Co. Inc. and its capital structure; non-GAAP and segment measures and performance metrics, including assets under management (“AUM”), fee paying assets under management (“FPAUM”), Adjusted Net Income, Total Operating Earnings, Total Segment Earnings, Fee Related Earnings ("FRE"), Insurance Operating Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment (including expectations about dividend payments from companies and businesses in the Strategic Holdings segment in the future, the future growth of such companies and businesses, the potential for compounding earnings over a longer period of time from such segment, and the belief that such segment is an unconstrained business line); KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies (including the acquisition of Global Atlantic and businesses in our Strategic Holdings segment), internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc; the implementation or execution of, or results from, any strategic initiatives, including efforts to access individual investors; and the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and incentive fees. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, references to "KKR," "we," "us," and "our" refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its insurance companies and other subsidiaries, "Global Atlantic"), unless the context requires otherwise.
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
References to our "funds," "vehicles," or "investment vehicles" refer to a wide array of investment funds, vehicles, and accounts that are advised, managed, or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and business development companies (each, a "BDC"), unless the context requires otherwise. These references do not include the investment funds, vehicles, or accounts of any hedge fund partnership or any other third-party asset manager with which we have formed a strategic partnership or have acquired a minority ownership interest. Unless the context requires otherwise, references to “fund investors” or "investors in our investment vehicles" refers to the third-party investors in these funds and investment vehicles. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships” refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock into which all outstanding shares of Series C Mandatory Convertible Preferred Stock were convertible (for periods prior to the date of its mandatory redemption, which occurred in September 2023), (iii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the 2019 Equity Incentive Plan, and (iv) shares of common stock issuable from exchangeable securities, including vested partnership interests in KKR Holdings III L.P. Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the 2019 Equity Incentive Plan for which equity awards have not yet been granted.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America. We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including Adjusted Net Income, Total Asset Management Segment Revenues, Total Segment Earnings, Total Investing Earnings, Total Operating Earnings, FRE, and Strategic Holdings Operating Earnings. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Measures—Reconciliations to GAAP Measures." This report also uses the terms AUM, FPAUM, and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Segment and Non-GAAP Performance Measures—Other Terms and Capital Metrics."
The use of any defined term in this report to mean more than one entity, person, security, or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities, or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "KKR," "we" and "our" in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries. Any KKR entity (including any Global Atlantic entity) referenced herein is responsible for its own financial, contractual, and legal obligations. Additionally, references to "including" are for the purpose of illustration and shall be read to mean "including without limitation" unless the context explicitly requires otherwise.

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
•disruptions caused by natural disasters and catastrophes;
•significant liquidity requirements and sources of liquidity;
•assets we refer to as “perpetual capital” being subject to material reduction;
•high variability in earnings and cash flow;
•“clawback” provisions in our governing agreements;
•inability to raise additional or successor funds successfully;
•intense competition in the investment management and insurance industries;
•increasing focus by stakeholders on sustainability matters;
•changes in relevant tax laws, regulations, and treaties or adverse interpretations by tax authorities;
•recruiting, retaining, and motivating our employees and other key personnel;
•our reliance on third-party service providers;
•cybersecurity failures and data security breaches;
•the unpredictable impact of artificial intelligence on competitive, operational, legal, and regulatory risks;
•rapidly developing and changing global privacy laws;
•expansion into new investment strategies, geographic markets, businesses, and types of investors;
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

We are subject to risks related to our insurance activities, including risks involving:
•possibility of not achieving the intended benefits of our plans for Global Atlantic;

•volatile market and economic conditions; including sustained periods of low or high interest
•reliance on third parties to distribute its insurance products;
•acceleration of amortization of deferred revenues and expenses;
•difference between policyholder behavior estimates, reserve assumptions, and actual claims experience;
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
•volatility in Global Atlantic's net income under GAAP;
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
•changes in relevant tax laws, regulations, or treaties;
•regulations that apply to Global Atlantic;
•Bermuda insurance subsidiaries possibly being subject to additional licensing requirements; and
•not being able to mitigate the reserve strain associated with statutory accounting rules.

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

PART I
ITEM 1. BUSINESS
Overview
We are a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in our portfolio companies and communities. We sponsor funds that invest in private equity, credit, and real assets and have strategic partners that manage hedge funds. Our insurance subsidiaries offer retirement, life, and reinsurance products under the management of Global Atlantic.
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 770 private equity investments in portfolio companies with a total transaction value in excess of $790 billion as of December 31, 2024. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity (including technology, health care, and impact strategies), and core private equity. We also provide capital markets services for our firm, our portfolio companies, and third parties. Our balance sheet provides a significant source of capital for the growth and expansion of our business, which has allowed us to further align our interests with those of our investment vehicle investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by our wholly-owned subsidiary Global Atlantic, which is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products, and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow, and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of December 31, 2024, Global Atlantic served over three and a half million policyholders.
Our Strategic Holdings business is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. As of December 31, 2024, our Strategic Holdings segment consisted of our ownership stakes in 18 companies that we acquired through our core private equity strategy.
Our Firm
We seek to work proactively and collaboratively across business lines, departments, and geographies, as appropriate, to achieve what we believe are the best investment results for our clients and the firm. Through our offices around the world, we have a pre-eminent global integrated platform for sourcing transactions, raising capital, and carrying out capital markets activities. We have multilingual and multicultural investment teams with local market knowledge and significant business, investment, and operational experience in the countries in which we invest. We believe that our global capabilities and one-firm philosophy have been critical to our success, including enabling us to raise substantial capital, capture a greater number of investment opportunities, and assist our portfolio companies in their increasing reliance on global markets and sourcing, and have also facilitated the diversification of our operations.

Though our operations span multiple continents and asset classes, our investment professionals are supported by an integrated infrastructure and operate under a common set of principles and business practices that are monitored by a variety of committees. Our investment teams operate with a single culture that rewards investment discipline, creativity, determination, and patience, and emphasizes the sharing of information, resources, expertise and best practices across offices and asset classes. When appropriate, we staff investment transactions across multiple offices and businesses in order to take advantage of the industry-specific expertise of our investment professionals, and we hold regular meetings in which investment professionals throughout our offices share their knowledge and experiences. We believe that the ability to draw on the local cultural fluency of our investment professionals while maintaining a centralized and integrated global infrastructure and strategic focus distinguishes us from other investment firms and has been a substantial contributing factor to our ability to raise funds, invest internationally, and expand our businesses.
Our Business
We operate in three segments: our asset management business, our insurance business, and our strategic holdings business.
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
As an asset management firm, we earn fees, including management fees and incentive fees, and carried interest for providing investment management and other services to our investment vehicles, CLOs, managed accounts, portfolio companies, and certain operating companies, and we generate transaction fees from capital markets transactions. We earn additional investment income by investing our own capital alongside investors in our investment vehicles and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested. Our investment teams have deep industry knowledge and are able to utilize a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals, senior advisors, and other advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge during due diligence and substantial resources for creating and realizing value for stakeholders. These teams invest capital, a substantial portion of which is of a long duration or not subject to predetermined redemption requirements, which provides us with significant flexibility to grow investments and select exit opportunities. As of December 31, 2024, approximately 93% of our AUM consists of capital that is either not subject to redemption for at least 8 years from inception or what we refer to as perpetual capital. For more information about the limitations of perpetual capital, please see "—Risks Related to Our Business—AUM, referred to as perpetual capital, is subject to material reduction, including through withdrawal, redemption or dividends, and termination" in the "Risk Factors" section of this report. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and financial conditions.
Since our inception, one of our fundamental investment philosophies has been to align the interests of the firm and our employees with the interests of our fund investors, portfolio companies, and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2024, we and our employees and other personnel have approximately $28.6 billion invested in or committed to our own funds and portfolio companies, including $12.2 billion of capital funded from our balance sheet, $11.0 billion of additional capital committed by our balance sheet to our investment funds and other investment vehicles, $4.2 billion funded from personal investments, and $1.2 billion of additional capital commitments from personal investments.

Private Equity
Overview
Through our Private Equity business line, we manage and sponsor a group of private equity investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity and growth equity, which includes technology, health care, and impact strategies. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of December 31, 2024, our Private Equity business line had $195.4 billion of AUM, consisting of $139.9 billion in traditional private equity, $37.4 billion in core private equity, and $18.1 billion in growth equity.
We are a world leader in private equity, having raised over 30 private equity funds. We invest in industry-leading franchises and attract world-class management teams. Our investment approach leverages our capital base, sourcing advantage, global network, and industry knowledge. It also leverages a sizable team of operating professionals, as well as senior advisors and other advisors, many of whom are former chief executive officers and leaders of the business community.
Our Private Equity business line consists of the following strategies:
Traditional Private Equity. Our traditional private equity investment strategy typically seeks to engage in management buyouts, build-ups, or other investments with a view to acquire control or have significant influence. We believe that the combination of our industry knowledge, investment experience, and operational expertise provides KKR with the ability to identify and create value in investment opportunities. Through our portfolio company board oversight, we work closely and cooperatively with the management of our portfolio companies, which are assisted by having access to the resources of our global platform. Since 2022, we have offered a middle market private equity strategy through our Ascendant fund.
Core Private Equity. Our core private equity strategy targets investments with a longer holding period and a lower anticipated risk profile than our traditional private equity investments. Our core private equity investments are made in companies that, among other things, we believe are more stable and less cyclical, and typically have lower average leverage over our holding period, than those in our traditional private equity funds.
Growth Equity. Since 2016, we have offered growth equity funds that pursue growth equity investment opportunities in the technology, media, and telecommunications (TMT) sector in leading growth technology companies across North America, Europe, Asia-Pacific, and Israel. Through this strategy, we focus on emerging, high-growth companies and invest across a variety of sub-sectors including software, security, semiconductors, consumer electronics, internet of things (IoT), information services, business services, internet, digital media, content, and communications.
Since 2016, we have offered growth equity funds to pursue growth equity investment opportunities in the health care sector, primarily in the United States and Europe. Our health care growth strategy targets opportunities across various health care sub-sectors, including biopharmaceuticals, medical devices, diagnostics, life science tools, health care providers, healthcare information technology, and other services.
Since 2019, we have offered global impact funds, which are focused on identifying and investing behind opportunities across the Americas, Europe, and Asia where financial performance and societal impact are intrinsically aligned. Our global impact funds aim to generate private equity-like risk-adjusted returns by investing in small to medium-sized companies that contribute toward one or more of the United Nations Sustainable Development Goals.

Private Equity Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Private Equity business line from December 31, 2020 through December 31, 2024.
Private Equity
Assets Under Management(1)
($ in billions)

$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
$113.5
$173.7
$165.1
$176.4
$195.4
2020
2021
2022
2023
2024

(1)AUM of acquired businesses are included in the years in and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2024, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2024.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIII	8/2021	8/2027	$18,400	$6,271	$12,431	$327	$12,132	$15,441	$487
Americas Fund XII	5/2017	5/2021	13,500	1,509	12,612	14,129	9,110	18,278	1,578
North America Fund XI	11/2012	1/2017	8,718	48	10,165	23,097	2,167	3,343	206
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,966	1,362	—	1,362	1,338	—
European Fund VI	6/2022	6/2028	7,360	4,445	2,915	—	2,915	2,221	—
European Fund V	7/2019	2/2022	6,354	669	5,802	2,369	4,520	6,257	398
European Fund IV	2/2015	3/2019	3,511	18	3,644	5,726	1,621	2,381	153
European Fund III (5)	3/2008	3/2014	5,503	143	5,360	10,625	151	21	(36)
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	7,665	7,704	1,212	7,352	11,027	661
Asian Fund III	8/2017	7/2020	9,000	1,267	8,263	8,294	6,377	11,099	905
Asian Fund II	10/2013	3/2017	5,825	—	7,494	6,694	2,456	1,296	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	1,779	961	—	961	1,067	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	31	2,254	913	1,872	3,045	262
Next Generation Technology Growth Fund	3/2016	12/2019	659	3	670	1,314	241	950	77
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,199	1,590	—	1,590	1,798	—
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	102	1,359	461	1,060	1,762	111
Global Impact Fund II	6/2022	6/2028	2,693	1,836	857	—	857	746	—
Global Impact Fund	2/2019	3/2022	1,242	210	1,208	483	1,028	1,731	135
Co-Investment Vehicles and Other	Various	Various	32,680	9,556	23,747	11,182	17,575	21,624	1,489
Core Investors II	8/2022	8/2027	11,814	8,963	2,851	—	2,851	3,572	41
Core Investors I	2/2018	8/2022	8,500	23	9,516	1,658	8,285	16,580	89
Other Core Investment Vehicles	Various	Various	5,567	1,158	4,485	1,555	4,000	7,064	100
Unallocated Commitments (6)	N/A	N/A	3,938	3,938	—	—	—	—	—

Total Private Equity			$207,651	$54,799	$160,284	$158,852	$90,483	$132,641	$6,310
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on December 31, 2024.
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

Traditional Private Equity Portfolio
As of December 31, 2024, our traditional private equity portfolio consisted of over 140 companies with approximately $345 billion of annual revenues. These companies are headquartered in over 30 countries and operate in a variety of industries, which take advantage of our broad and deep industry and operating expertise. Many of these companies are leading franchises with global operations, strong management teams, and attractive growth prospects, which we believe will provide benefits through a broad range of business conditions.

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
Due Diligence and the Investment Decision
When an investment team determines that an investment proposal is worth consideration, the proposal is formally presented to the applicable investment committee and the due diligence process commences, if appropriate. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment and to prepare a framework that may be used from the date of an acquisition to drive operational improvement and value creation. When conducting due diligence, investment teams evaluate a number of important business, financial, tax, accounting, environmental, social, governance, legal, and regulatory issues in order to determine whether an investment is suitable. While the due diligence process differs depending on the type of investment we make, generally, in connection with the private equity due diligence process, investment professionals spend significant amounts of time meeting with a company's management and operating personnel, visiting plants and facilities, and where appropriate, speaking with other stakeholders interested in and impacted by the investment in order to understand the opportunities and risks associated with the proposed investment. Our investment professionals may also use the services of outside accountants, consultants, lawyers, investment banks, and industry experts as appropriate to assist them in this process. Investment committees or portfolio managers, as applicable, monitor our due diligence practices and approve an investment before it is made.
Building Successful and Competitive Businesses
Portfolio management committees are responsible for working with our investment professionals from the date on which a private equity investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. When investing in a private equity portfolio company, we partner with management teams to execute on our investment thesis, and we rigorously track performance through regular monitoring of detailed operational and financial metrics as well as appropriate environmental, social, and governance issues. We have developed a global network of experienced managers and operating professionals who assist the private equity portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from operating professionals at KKR Capstone, senior advisors, other advisors and investment teams, and with "100-Day Plans" that focus the firm's efforts and drive our strategies. We seek to emphasize efficient capital management, top-line growth, R&D spending, geographical expansion, cost optimization, and investment for the long-term. KKR has supported and expanded the implementation of broad-based employee ownership programs to its portfolio companies with the goal of improving financial performance through broad-based employee engagement and financial inclusion.

Realizing Investments
We have developed substantial expertise for realizing private equity investments. From our inception through December 31, 2024, the firm has generated approximately $208.1 billion of cash proceeds from the sale of our Private Equity portfolio companies in initial public offerings and secondary offerings, dividends, and sales to strategic and financial buyers. When exiting private equity investments, our objective is to structure the exit in a manner that optimizes returns for fund investors and, in the case of publicly traded companies, minimizes the impact that the exit has on the trading price of the company's securities. We believe that our ability to successfully realize investments is attributable in part to the strength and discipline of our portfolio management committees and capital markets business, as well as the firm's longstanding relationships with corporate buyers and members of the investment banking and investing communities.
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
We enter into management agreements with our private equity funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. Gross management fees for our private equity funds generally range from 1% to 2% of committed capital during the fund's investment period and are generally 0.75% to 1.50% of invested capital after the expiration of the fund's investment period with subsequent reductions over time, which causes the fees to be reduced as investments are liquidated. In addition, in connection with the expiration of the investment period, a private equity fund may establish a reserve on its fund investors' capital commitments on which no fee is paid unless such capital is invested. Management fees are paid by private equity fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our private equity funds generally require that the amount of management fees be subtracted from gains allocable to fund investors before a carried interest may be paid.

We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services, and we typically receive transaction fees for providing portfolio companies with financial, advisory, and other services in connection with specific transactions. Monitoring agreements may provide for a termination payment following an initial public offering or change of control, if certain criteria are satisfied. In some cases, we may be entitled to other fees that are paid by an investment target upon closing of a transaction or when a potential investment is not consummated. Since 2014, our private equity fund agreements typically require us to share 100% of any monitoring, transaction, and other fees that are allocable to a fund (after reduction for expenses incurred allocable to a fund from unconsummated transactions) with fund investors.
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
Real Assets
Overview
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of December 31, 2024, our Real Assets business line had $166.0 billion of AUM, consisting of $79.9 billion in infrastructure, $79.5 billion in real estate (of which $42.5 billion is real estate credit and $37.0 billion is real estate equity), $5.2 billion in energy, and $1.4 billion of unallocated commitments from a strategic investment partnership.
Infrastructure
We established a dedicated infrastructure team and strategy in 2008, focused on global investment opportunities with an emphasis on investments in assets and businesses located in the member countries of the Organisation for Economic Co-operation and Development (the "OECD"). In January 2020, we expanded our strategy to include investment opportunities in the Asia-Pacific region. Our infrastructure platform seeks to achieve returns including current income through the acquisition and operational improvement of assets important to the functioning of the economy. We believe that the global infrastructure market provides an opportunity for the firm's private investment, operational improvement capabilities and stakeholder engagement. Through this platform we have made investments in sectors such as power and utilities, midstream, energy and energy transition, transportation, asset leasing, water and wastewater, telecommunications infrastructure, and social infrastructure. In 2020, we established the Diversified Core Infrastructure Fund as our first dedicated open-ended core infrastructure fund. Our diversified core infrastructure strategy seeks core infrastructure and infrastructure-related investment opportunities with a focus on investments with predominantly contracted or regulated cash flows in securities, properties, and other assets principally located in North America and Western Europe. In 2023, we established a climate-focused investment strategy, which invests in infrastructure solutions to support the global energy transition. This strategy seeks opportunities that have a combination of risk mitigation through infrastructure-like characteristics, such as hard assets and contracted cash flows. KKR Climate is a global platform that seeks to invest in companies and sectors across the entire physical economy, with a focus on OECD countries in the Americas, Europe, and Asia-Pacific.

Real Estate
Our real estate platform seeks to be a global solutions provider across the capital structure in the real estate industry, focusing on opportunities in the United States, Western Europe, and Asia-Pacific, including a broad range of investments such as property-level equity, debt and special situations transactions, and businesses with significant real estate holdings that can benefit from KKR’s operational expertise. We seek to partner with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction-specific needs, including the acquisition or financing of existing assets or companies and the funding of future development or acquisition opportunities.
We make real estate equity investments through opportunistic closed-end vehicles in residential and commercial assets. In addition, we have a core plus real estate strategy that seeks to pursue real estate investments through open-ended funds, primarily with the intent of having influence over the real estate assets or companies in which we make investments. We also source equity real estate investments for KKR Real Estate Select Trust Inc., a continuously offered, registered closed-end investment company, and U.S. real estate investment trust ("KREST"), and our Global Atlantic insurance companies. Our real estate credit platform provides capital solutions for real estate transactions with a focus on commercial mortgage-backed securities ("CMBS"), whole loans and subordinated debt. These strategies are deployed in a variety of ways, including through Global Atlantic, KKR Real Estate Finance Trust Inc. (NYSE: KREF), a publicly listed U.S. real estate investment trust ("KREF"), and our real estate credit funds which focus on commercial real estate lending and the risk retention tranches of CMBS. Our global presence is strengthened by KJRM, one of the largest Japanese real estate asset managers in Japan. KJRM manages diversified real estate assets, including retail, office, and mixed used properties through two Tokyo Stock Exchange-listed real estate investment trusts: Japan Metropolitan Fund Investment Corporation and Industrial & Infrastructure Fund Investment Corporation.
Energy
Our primary platform for pursuing upstream oil and natural gas opportunities is through Crescent Energy Company (“Crescent”), a publicly listed energy company (NYSE: CRGY), which we manage. Crescent is a U.S. independent energy company primarily engaged in the acquisition, development, and operation of oil and natural gas properties.

Real Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Real Assets business line from December 31, 2020 through December 31, 2024.
Real Assets
Assets Under Management (1)
($ in billions)

$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
$35.2
$83.3
$118.6
$130.9
$166.0
2020
2021
2022
2023
2024

(1)AUM of acquired businesses are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2024, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$10,788	$10,788	$—	$—	$—	$—	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,567	3,445	13,494	443	13,176	16,516	589
Global Infrastructure Investors III	7/2018	6/2021	7,161	923	6,592	3,955	4,265	6,521	335
Global Infrastructure Investors II	12/2014	6/2018	3,039	128	3,167	5,481	684	1,130	48
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	4,425	2,081	181	1,884	2,351	66
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	602	3,475	1,768	2,436	2,994	215
Diversified Core Infrastructure Fund	12/2020	(5)	10,999	1,177	9,964	991	9,885	10,652	—
Global Climate Fund(6)	7/2024	7/2030	2,589	2,589	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	1,928	1,928	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	847	3,619	319	3,384	3,589	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	235	1,970	2,767	427	364	1
Real Estate Partners Americas	5/2013	5/2017	1,229	135	1,024	1,438	16	7	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,056	341	1,919	431	1,606	1,572	—
Real Estate Partners Europe	8/2015	12/2019	706	94	690	777	201	179	(17)
Asia Real Estate Partners	7/2019	7/2023	1,682	367	1,346	216	1,229	1,389	—
Property Partners Americas	12/2019	(5)	2,571	48	2,523	159	2,523	2,242	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	348	976	921	26
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	594	1,008	1,005	6
Energy Related Investment Vehicles	Various	Various	4,385	62	4,195	2,052	1,126	1,620	46
Co-Investment Vehicles and Other	Various	Various	11,441	2,899	8,582	1,865	8,168	8,598	32
Unallocated Commitments(7)	N/A	N/A	1,382	1,382	—	—	—	—	—

Total Real Assets			$97,957	$32,537	$67,675	$26,013	$52,994	$61,650	$1,343
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on December 31, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.
(6)Includes another climate strategy vehicle with different fund terms and whose investment period has not yet begun as of December 31, 2024. This vehicle's investment period start date and end date will be determined based upon the date of the close of its first investment.
(7)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.

Real Asset Investment Process and Fund Characteristics
Real Asset Investment Process
Our infrastructure, real estate, and energy investment vehicles have a similar investment process as that described under "—Private Equity Investment Process and Fund Characteristics." Investment teams for a particular real asset strategy formally present potential investments to the applicable strategy oriented investment committee or the portfolio manager, as applicable, which monitors our due diligence practices and approves an investment before it is made. Our Real Asset strategies also typically have a portfolio management team that works with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored. In addition to leveraging the resources of the firm, our infrastructure, real estate, and energy investment teams typically partner with technical experts and operators to manage our Real Asset investments.
Real Asset Fund Structures
Our traditional infrastructure and real estate funds generally have investment periods of up to 6 years and generally have a fund term of up to 13 years. Management fees for such funds generally range from 0.75% to 1.5% on committed capital, invested capital, or net asset value during the investment period and on invested capital or net asset value for investments thereafter, subject to certain adjustments. These funds generally have performance hurdles of 8% to 10% subject to a catch-up allocation to the general partner after the hurdle has been reached. Thereafter, the general partners of such funds generally share in 10% to 20% of net profits realized by limited partners.
Our core real estate and infrastructure funds are open-ended and do not have a fixed termination date. They also do not have a specified termination date for making investments. Management fees for such funds generally range from 0.5% to 1.2% of net asset value, subject to certain adjustments. The general partners of such funds are also entitled to incentive fees ranging generally from 5% to 10% of cash flow or net asset value appreciation, subject to performance hurdles. We also provide investment management services to the publicly available entities in our real assets strategy, including KREF, KREST, and Crescent. These services are pursuant to a management agreement with specific KKR subsidiaries, which provide for the payment of management fees, generally ranging from 1.25% to 1.50% of their equity value or similar metric, as well as incentive fees.
Private Equity and Real Asset Historical Performance
We take a long-term approach to Private Equity and Real Assets investing and measure the success of our investments over a period of years rather than months. Given the duration of these investments, the firm focuses on realized multiples of invested capital and internal rates of return ("IRRs") when deploying capital in these transactions. We have approximately doubled the value of capital from our inception in 1976 to December 31, 2024 that has been invested by our Private Equity and Real Assets investment funds, turning $203.4 billion of total invested capital into $381.9 billion of total value over that period.
From our inception in 1976 through December 31, 2024, our Private Equity and Real Assets investment funds with at least 24 months of investment activity generated a cumulative gross IRR of 25.5%, compared to the 12.2% and 9.5% gross IRR achieved by the S&P 500 Index and MSCI World Index, respectively, over the same period, despite the cyclical and sometimes challenging environments in which we have operated. The S&P 500 Index and MSCI World Index are unmanaged indices and their returns assume reinvestment of distributions and do not reflect any fees or expenses. Our past performance, however, may not be representative of performance in any period other than the period discussed above and is not a guarantee of future results. For additional information regarding impact of market conditions on the value and performance of our investments, see our "Risk Factors."
The table below presents information as of December 31, 2024, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2024, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

	Amount		Fair Value of Investments
Private Equity and Real Assets Business Lines Investment Funds and Other Investment Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,503	5,360	10,625	21	10,646	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,166	—	1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,165	23,097	3,343	26,440	23.5%	19.0%	2.6
Asian Fund II (2013)	5,825	7,494	6,694	1,296	7,990	1.9%	0.4%	1.1
Real Estate Partners Americas (2013)	1,229	1,024	1,438	7	1,445	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,039	3,167	5,481	1,130	6,611	19.5%	16.8%	2.1
European Fund IV (2015)	3,511	3,644	5,726	2,381	8,107	22.0%	16.8%	2.2
Real Estate Partners Europe (2015)	706	690	777	179	956	11.1%	8.2%	1.4
Next Generation Technology Growth Fund (2016)	659	670	1,314	950	2,264	30.3%	25.8%	3.4
Health Care Strategic Growth Fund (2016)	1,331	1,359	461	1,762	2,223	15.4%	10.4%	1.6
Americas Fund XII (2017)	13,500	12,612	14,129	18,278	32,407	25.2%	20.9%	2.6
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	594	1,005	1,599	9.2%	7.8%	1.6
Core Investment Vehicles (2017)	25,881	16,852	3,213	27,216	30,429	16.6%	15.6%	1.8
Asian Fund III (2017)	9,000	8,263	8,294	11,099	19,393	26.1%	20.5%	2.3
Real Estate Partners Americas II (2017)	1,921	1,970	2,767	364	3,131	24.5%	19.9%	1.6
Global Infrastructure Investors III (2018)	7,161	6,592	3,955	6,521	10,476	14.8%	11.6%	1.6
Global Impact Fund (2019)	1,242	1,208	483	1,731	2,214	21.5%	16.1%	1.8
European Fund V (2019)	6,354	5,802	2,369	6,257	8,626	12.9%	9.8%	1.5
Energy Income and Growth Fund II (2018)	994	1,198	449	1,467	1,916	14.7%	13.0%	1.6
Asia Real Estate Partners (2019)	1,682	1,346	216	1,389	1,605	8.8%	5.0%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,254	913	3,045	3,958	20.5%	16.2%	1.8
Real Estate Credit Opportunity Partners II (2019)	950	976	348	921	1,269	10.5%	7.9%	1.3
Asia Pacific Infrastructure Investors (2020)	3,792	3,475	1,768	2,994	4,762	15.6%	11.3%	1.4
Asian Fund IV (2020)	14,735	7,704	1,212	11,027	12,239	22.0%	15.5%	1.6
Real Estate Partners Europe II (2020)	2,056	1,919	431	1,572	2,003	2.1%	(0.5)%	1.0
Real Estate Partners Americas III (2021)	4,253	3,619	319	3,589	3,908	3.9%	1.8%	1.1
Health Care Strategic Growth Fund II (2021)	3,789	1,590	—	1,798	1,798	10.2%	0.5%	1.1
North America Fund XIII (2021)	18,400	12,431	327	15,441	15,768	15.5%	10.7%	1.3
Global Infrastructure Investors IV (2022)	16,567	13,494	443	16,516	16,959	14.8%	11.0%	1.3
Asia Pacific Infrastructure Investors II (2022)	6,348	2,081	181	2,351	2,532	31.3%	18.6%	1.2
Ascendant Fund (2022) (3)	4,328	1,362	—	1,338	1,338	(1.8)%	(10.1)%	1.0
Next Generation Technology Growth Fund III (2022) (3)	2,740	961	—	1,067	1,067	19.4%	(2.8)%	1.1
European Fund VI (2023) (3)	7,360	2,915	—	2,221	2,221	—	—	—
Global Impact Fund II (2023) (3)	2,693	857	—	746	746	—	—	—
Global Infrastructure Investors V (2024) (3)	10,788	—	—	—	—	—	—	—
Global Climate Fund (2024) (3)	2,589	—	—	—	—	—	—	—
Real Estate Partners Americas IV (2024) (3)	1,928	—	—	—	—	—	—	—
Subtotal - Included Funds	245,973	186,913	180,578	151,022	331,600	16.0%	12.3%	1.8

All Funds	$262,448	$203,388	$230,847	$151,022	$381,869	25.5%	18.6%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on December 31, 2024.

(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2024. We therefore have not calculated gross IRRs, net IRRs, and gross multiples of invested capital with respect to these funds.
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
Credit and Liquid Strategies
Overview
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of December 31, 2024, our Credit and Liquid Strategies business line had $276.2 billion of AUM, comprised of $130.2 billion of assets managed in our leveraged credit strategies, $67.7 billion of assets in asset-based finance, $40.9 billion in direct lending, $7.7 billion of assets managed in our SIG strategy, and $29.7 billion of assets managed through our hedge fund platform, which we refer to as the liquid strategies component of our credit and liquid strategies business. Asset-based finance and direct lending together represent our private credit strategy. We manage $142.3 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $15.5 billion in assets under management, which is reflected in the AUM of our credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
Credit
Our credit platform invests capital in a broad range of corporate debt and collateral-backed investments across asset classes and capital structures. Our credit strategies are primarily managed by KKR Credit Advisors (US) LLC, which is an SEC-registered investment adviser, KKR Credit Advisors (Ireland) Unlimited Company, which is regulated by the Central Bank of Ireland (“CBI”), KKR Credit Advisors (EMEA) LLP, which is regulated by the United Kingdom ("UK") Financial Conduct Authority (the "FCA"), and KKR Credit Advisors (Singapore) Pte. Ltd., which is regulated by the Monetary Authority of Singapore and an SEC-registered investment adviser. We also jointly own with a third party FS/KKR Advisor, LLC, an investment adviser registered with the SEC that provides investment advisory services to certain registered investment companies, including FS KKR Capital Corp. (NYSE: FSK), a publicly listed BDC, KKR FS Income Trust, a privately-offered BDC and KKR FS Income Trust Select, a privately-offered BDC.
Our hedge funds platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. Our hedge fund partnerships offer a range of alternative investment strategies, including long/short equity, hedge fund-of-funds, and energy credit investments.

Our credit business pursues a variety of investment strategies in leveraged credit and alternative credit.
Leveraged Credit. Our leveraged credit strategies seek to primarily invest in assets such as leveraged loans (including revolving credit facilities), CLOs, high yield bonds, and structured credit (including CLOs and asset-backed securities). Within leveraged credit, we manage both single-asset class and multi-asset class pools of capital. Our opportunistic credit strategy seeks to deploy capital across investment themes that seek to take advantage of credit market dislocations and relative value opportunities spanning, asset types and liquidity profiles. Our multi-asset credit strategy seeks to dynamically allocate across public liquid credit asset types in a broadly diversified strategy.
Alternative Credit. Our alternative credit strategy consists of our (i) private credit strategies and (ii) investments overseen by our credit platform’s strategic investments group (“SIG”):
•Private Credit. Our private credit strategies focus on privately or directly originated and negotiated transactions. These strategies include direct lending typically in the senior part of a company’s capital structure, junior mezzanine debt, and asset-based finance. Through our direct lending strategy, we seek to make investments in primarily senior debt financings for middle-market companies. Through our junior mezzanine debt strategy, investments typically consist of subordinated debt, which generates a current yield, coupled with marginal equity exposure for additional upside potential. Our asset-based finance strategy focuses on multi-sector investments secured by portfolios of financial assets, including loans backed by hard assets across the risk-return spectrum. We also own 19 captive origination platforms that are dedicated to sourcing and structuring asset-based financial assets, hard assets, and contractual cash flows.
•Strategic Investments Group. This strategy seeks to provide strategic capital solutions to high quality, mid-to-large cap companies and assets. The strategy pursues investment capital solutions in corporate credit where we believe market volatility or other investment themes have created the opportunity to invest opportunistically across the capital structure and through market cycles to generate outsized returns, and which may include investment terms intended to offer various levels of downside-protection. These investment opportunities may include debt (senior and junior), preferred equity, convertible debt, and structured equity. These investments may include non-control-oriented opportunities, a variety of capital solutions for third-party investment vehicles, balance sheet optimization capital solutions, strategic partner capital, and other event-driven investments in debt or equity.
Hedge Fund Platform
Our hedge fund platform consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This principally consists of a 39.6% interest in Marshall Wace LLP (together with its affiliates, "Marshall Wace"), a global alternative investment manager specializing in long/short equity products.

Credit and Liquid Strategies Assets Under Management and Select Fund Performance Information
The following chart presents the growth in the AUM of our Credit and Liquid Strategies business line from December 31, 2020 through December 31, 2024.

Credit and Liquid Strategies
Assets Under Management (1)
($ in billions)

$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$0.0
$103.0
$213.5
$220.2
$245.5
$276.2
2020
2021
2022
2023
2024

(1)AUM of acquired businesses and pro rata AUM of hedge fund partnerships in which KKR has made an investment are included in the years on and after the completion of the respective acquisitions or transactions, as applicable.

The table below presents information as of December 31, 2024, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31, 2024.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,362	$1,104	$1,258	$39	$1,259	$1,413	$20
Dislocation Opportunities Fund	8/2019	11/2021	2,967	362	2,605	1,738	1,480	1,586	76
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,467	937	902	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	337	126	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	21	(20)
Asset-Based Finance Partners II	3/2024	3/2028	3,495	3,495	—	—	—	—	—
Asset-Based Finance Partners	10/2020	7/2025	2,059	731	1,328	180	1,328	1,512	51
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	313	1,932	942	1,231	1,188	—
Lending Partners IV	3/2022	9/2026	1,150	345	805	106	805	841	10
Lending Partners III	4/2017	11/2021	1,498	540	958	1,089	526	497	46
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,198	151	91	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	13	—
Lending Partners Europe II	5/2019	9/2023	837	210	627	488	363	378	8
Lending Partners Europe	3/2015	3/2019	848	184	664	524	139	143	—
Asia Credit Opportunities	1/2021	5/2025	1,084	408	676	52	676	798	23
Other Alternative Credit Investment Vehicles	Various	Various	15,942	7,124	9,041	6,702	4,753	5,619	16

Total Credit and Liquid Strategies			$43,105	$15,331	$27,997	$19,048	$14,192	$15,128	$230
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on December 31, 2024.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to December 31, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.19%	6.50%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.81%
Opportunistic Credit (3)	May 2008	10.60%	9.06%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.99%
Bank Loans	Apr 2011	5.90%	5.33%	S&P/LSTA Loan Index (4)	4.86%
High-Yield	Apr 2011	6.18%	5.60%	BoAML HY Master II Index (5)	5.54%
European Leveraged Loans (6)	Sep 2009	4.96%	4.44%	CS Inst West European Leveraged Loan Index (7)	4.02%
European Credit Opportunities (6)	Sept 2007	7.02%	5.78%	S&P European Leveraged Loans (All Loans) (8)	4.51%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to December 31, 2024. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,362	$1,258	$39	$1,413	$1,452	20.2%	14.7%	1.2
Dislocation Opportunities Fund	Aug 2019	2,967	2,605	1,738	1,586	3,324	10.8%	8.6%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,467	902	3,369	0.9%	(0.9)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	126	2,025	(2.5)%	(4.3)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	21	1,187	6.9%	3.2%	1.2
Asset-Based Finance Partners II	Mar 2024	3,495	—	—	—	—	N/A	N/A	N/A
Asset-Based Finance Partners	Oct 2020	2,059	1,328	180	1,512	1,692	15.7%	11.7%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	1,932	942	1,188	2,130	2.6%	0.8%	1.1
Lending Partners IV	Mar 2022	1,150	805	106	841	947	23.2%	18.5%	1.2
Lending Partners III	Apr 2017	1,498	958	1,089	497	1,586	14.8%	12.1%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,198	91	1,289	3.1%	1.7%	1.1
Lending Partners	Dec 2011	460	420	458	13	471	3.5%	1.9%	1.1
Lending Partners Europe II	May 2019	837	627	488	378	866	17.0%	13.5%	1.4
Lending Partners Europe	Mar 2015	848	664	524	143	667	0.4%	(1.6)%	1.0
Asia Credit Opportunities	Jan 2021	1,084	676	52	798	850	15.3%	11.4%	1.3
Other Alternative Credit Investment Vehicles	Various	15,942	9,041	6,702	5,619	12,321	N/A	N/A	N/A
All Funds		$43,105	$27,997	$19,048	$15,128	$34,176
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
For additional information regarding impact of market conditions on the value and performance of our investments, see "Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially adversely affect KKR" and "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns."
The table below presents information as of December 31, 2024, based on the investment funds or other investment vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, investment vehicles, and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, investment vehicles, and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$100,719	$96,338	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	29,656	29,656	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	130,375	125,994

Alternative Credit: (4)
Private Credit (1)	92,927	77,458	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,738	4,027	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	100,665	81,485

Hedge Funds (6)	29,687	29,687	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	15,518	15,518	0.60% - 0.75%	7.00% - 8.75%	7.00%	Indefinite
Total	$276,245	$252,684
(1)Includes credit investments we manage for our Global Atlantic insurance companies. This capital is perpetual in nature, not subject to an incentive fee or carried interest, and does not require a preferred return.
(2)Certain funds and CLOs are subject to a performance fee in which the manager or general partner of the funds share up to 20% of the net profits earned by investors in excess of performance hurdles (generally tied to a benchmark or index) and subject to a provision requiring the funds and investment vehicles to regain prior losses before any performance fee is earned.
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
(5)Lower fees on uninvested capital in certain investment vehicles.
(6)Hedge Funds represent KKR's pro rata portion of AUM and FPAUM of our hedge fund partnerships.
(7)Represents FSK, KKR FS Income Trust, and KKR FS Income Trust Select. We report all of the assets under management of these BDCs in our AUM and FPAUM.
Credit and Liquid Strategies Investment Process and Fund Characteristics
Investment Approach
Our approach to making credit investments focuses on creating investment portfolios that seek to generate attractive risk-adjusted returns by selecting investments that may be made at attractive prices, subjecting investments to regular monitoring and oversight, and, for more liquid investments, making buy and sell decisions based on relative value parameters. The firm employs both "top-down" and "bottom-up" analyses when making investments. Our top-down analysis involves, as appropriate, a macro analysis of relative asset valuations, long-term industry trends, business cycles, regulatory trends, interest rate expectations, credit fundamentals and technical factors to target specific industry sectors, and asset classes in which to invest. From a bottom-up perspective, our investment decision is predicated on an investment thesis that is developed using our proprietary resources and knowledge and due diligence.
Sourcing and Selecting Investments
We source our credit investment opportunities through a variety of channels, including internal deal generation strategies and the firm's global network of contacts at major companies, corporate executives, commercial and investment banks, financial intermediaries, other private equity sponsors, and other investment and advisory institutions. We are also provided with opportunities to invest, in certain strategies where appropriate, in the securities of KKR's private equity portfolio companies, though there are limitations across the platform on the availability and maximum size of such KKR-affiliated investments.

Due Diligence and the Investment Decision
Once a potential credit investment has been identified, our investment professionals screen the opportunity and make a preliminary determination concerning whether we should proceed with further diligence. When evaluating the suitability of an investment for our credit investment vehicles, we typically employ a relative value framework and subject the investment to due diligence. This review considers many factors including, as appropriate, expected returns, capital structure, credit ratings, historical and projected financial data, the issuer's competitive position, the quality and track record of the issuer's management team, margin stability, and industry and company trends. Investment professionals use the services of outside advisors and industry experts as appropriate to assist them in the due diligence process and, when relevant and permitted, leverage the knowledge and experience of our Private Equity and Real Assets investment professionals. Strategy-specific investment committees monitor our due diligence practices.
Monitoring Investments
We monitor our portfolios of investments using, as applicable, daily, quarterly, and annual analyses. Daily analyses include morning market meetings, industry and company pricing runs, industry and company reports, and discussions with the firm's Private Equity, Real Assets and Capital Markets investment professionals on an as-needed basis. Quarterly analyses include the preparation of quarterly operating results, reconciliations of actual results to projections, and updates to financial models (baseline and stress cases). Annual analyses involve conducting internal audits and testing compliance with monitoring and documentation requirements.
Credit Investment Vehicles and Fund Structures
We pursue leveraged credit and alternative credit investments across a range of investment vehicles, including investment funds and separately managed accounts, for which we receive a fee and in certain cases an incentive fee or carried interest.
We also manage structured credit investment vehicles in the form of CLOs that hold leveraged loans, high-yield bonds or a combination of both. CLOs are typically structured as special purpose investment vehicles that acquire, monitor and, to varying degrees, manage a pool of credit assets. CLOs generally serve as long-term financing for leveraged credit investments and as a way to reduce refinancing risk, reduce maturity risk and secure a fixed cost of funds over an underlying market interest rate. We typically receive a fee for managing CLOs.
We also serve as the investment adviser to investment companies registered under the U.S. Investment Company Act of 1940 (the "Investment Company Act," and such registered investment companies, "RICs"), including KKR Income Opportunities Fund (NYSE: KIO), KKR Credit Opportunities Portfolio (an interval fund), as well as FS KKR Capital Corp. (NYSE: FSK), KKR FS Income Trust (a privately offered BDC), and KKR FS Income Trust Select (a privately offered BDC) through our joint ownership of their investment adviser. We also serve as the investment adviser to other investment vehicles that are available to public investors, including KKR Credit Income Fund (an Australian listed investment trust; ASX: KKC). The management fees we are paid for managing RICs are generally subject to contractual rights that require their board of directors to provide prior notice in order to terminate our investment management services.

Capital Markets
Our Capital Markets business line is comprised of our global capital markets business, which is integrated with KKR’s asset management business line, and serves our firm, including our insurance business, our portfolio companies, and third-party customers by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above. Third-party clients of our capital markets business include multi-national corporations, public and private companies, financial sponsors, mutual funds, pension funds, sovereign wealth funds, and hedge funds globally. Our capital markets business provides these clients with differentiated access to capital through our distribution platform.
Our capital markets business underwrites credit facilities and arranges loan syndications and participations. When we are sole or lead arrangers of a credit facility, we may advance amounts to the borrower on behalf of other lenders, subject to repayment. When we underwrite an offering of securities on a firm commitment basis, we commit to buy and sell an issue of securities and generate revenue by purchasing the securities at a discount or for a fee. When we act in an agency capacity or best efforts basis, we generate revenue for arranging financing or placing securities with capital markets investors. We may also provide issuers with capital markets advice on capital structuring, access to markets, marketing considerations, securities pricing, and other aspects of capital markets transactions in exchange for a fee. Our capital markets business also provides syndication services in respect of co-investments in transactions participated in by KKR, our funds, Global Atlantic, and third-party clients, which may entitle the firm to receive syndication fees, management fees, and/or a carried interest.
The capital markets business has a global footprint, with local presence and licenses to carry out certain broker-dealer activities in various countries in North America, Europe, Asia-Pacific, and the Middle East. Our flagship capital markets subsidiaries include KKR Capital Markets LLC, which is an SEC-registered broker-dealer and a member of FINRA, KKR Capital Markets (Ireland) Limited, which is authorized and regulated by the Central Bank of Ireland, KKR Capital Markets Partners LLP, which is authorized and regulated by the Financial Conduct Authority, KKR Capital Markets Japan Limited, a Type I and Type II Financial Instruments Business Operator (broker dealer) under the Financial Instruments and Exchange Act of Japan, KKR Capital Markets Asia Limited, a Hong Kong licensed asset manager and broker-dealer licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities, advising on securities and asset management regulated activities, and KKR Capital Markets Asia II Limited, a Hong Kong licensed broker-dealer licensed by the Securities and Futures Commission in Hong Kong to carry on dealing in securities and advising on securities.
Principal Activities
Through our Principal Activities business line, we manage the firm’s own assets on our firm’s balance sheet and deploy capital to support and grow our Private Equity, Real Assets, and Credit and Liquid Strategies business lines.
Typically, the funds in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines contractually require us, as general partner of the funds, to make sizable capital commitments. We believe making general partner commitments assists us in raising new funds from limited partners by demonstrating our conviction in a given fund’s strategy. Our commitments to fund capital also occurs where we are the holder of the subordinated notes or the equity tranche of investment vehicles that we sponsor, including structured transactions. We also use our balance sheet to bridge investment activity during fundraising and, for example, by funding investments for new funds. We also use our own capital to bridge capital selectively for our funds’ investments or finance strategic transactions, although the financial results of an acquired business may be reported in our other business lines.
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
We also make opportunistic investments through our Principal Activities business line, which include co-investments alongside our Private Equity, Real Assets, and Credit and Liquid Strategies funds, as well as Principal Activities investments that do not involve our Private Equity, Real Assets, or Credit and Liquid Strategies funds.

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
The chart below presents the holdings of our Principal Activities business line by asset class as of December 31, 2024, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 11%
Infrastructure 7%
Traditional Private Equity 31%
Energy 7%
Alternative Credit 8%
Leveraged Credit 13%
Growth Equity 11%
Real Estate 12%

(1)General partner commitments to our funds are included in the various asset classes shown above. Assets and revenues of other asset managers with which KKR has formed strategic partnerships where KKR does not hold more than 50% ownership interest are not included in our Principal Activities business line but are reported in the financial results of our other business lines.

Fundraising
We have dedicated employees on our KKR Global Client Solutions team who are responsible for raising capital for our asset management business globally across products, expanding our investment advisory relationships across asset classes and across types of investors in our investment vehicles, developing products to meet our investors' needs, and servicing our investors and products. We also provide customized solutions for our investors seeking diversified portfolios of investment funds and direct co-investments in privately negotiated investments.
As of December 31, 2024 we had over 2,200 investors and platforms who invest in and support our investment vehicles, in addition to a significant underlying individual investor base across asset classes. Our institutional investor base in our investment vehicles is diversified by type, including public and corporate pension funds, insurance companies, sovereign wealth funds, endowments, foundations, and investment managers. Our private wealth capital comes from multiple sources, including directly from family offices, through our K-Series vehicles and, in the future, via our announced strategic partnership with Capital Group. Our institutional and private wealth capital is sourced from investors spanning over 65 countries.
The K-Series suite of vehicles for individual private wealth investors are distributed to the qualified investors of private banks, broker dealers, and independent investment advisors or through third-party managed vehicles sponsored by distributors or third-party feeder providers. Unlike our traditional fund structures, these investments do not have fixed termination dates and provide certain limited opportunities for liquidity. We have K-Series vehicles that operate or invest in private equity companies, infrastructure assets, credit investments, and real estate. We provide our services pursuant to management agreements with these vehicles. Such K-Series' investment vehicles' governing documents provide for management fees, fee related performance fees, and carried interest. As of December 31, 2024, total K-Series AUM was $16.4 billion.

Insurance
Our insurance business is operated by Global Atlantic, which operates as a separate business with its existing brands and management team. KKR acquired a majority controlling interest in Global Atlantic on February 1, 2021, and the remainder of Global Atlantic on January 2, 2024. Since the first quarter of 2021, we have presented Global Atlantic's financial results as a separate reportable segment.
Global Atlantic is a leading retirement and life insurance company that provides a broad suite of protection, legacy, and savings products to customers and reinsurance solutions to clients across individual and institutional markets. Global Atlantic focuses on target markets that it believes support issuing products that have attractive risk and return characteristics. These markets allow Global Atlantic to leverage its strength in distribution and to deploy shareholder capital opportunistically across various market environments.
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and preneed life insurance products primarily through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow, and pension risk transfer ("PRT") transactions, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of December 31, 2024, Global Atlantic served over three and a half million policyholders.
Global Atlantic operates in the following two complementary markets: individual and institutional.
Individual Markets. Global Atlantic seeks to reach individuals in the United States who are planning for, or are already in, retirement. Global Atlantic’s annuity products are distributed primarily through a network of distribution partners, including over 200 banks and broker-dealers and over 200 independent marketing organizations. Global Atlantic generated $15.4 billion of sales from retirement and preneed products for the year ended December 31, 2024. Global Atlantic's preneed life insurance products are distributed primarily through approximately 2,400 funeral homes.
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
•Life Products. Global Atlantic’s targeted product in this category is preneed life insurance. For preneed products, the policyholder generally purchases the preneed product along with a contract with a funeral home that guarantees the policyholder a pre-planned funeral, funded by proceeds from the preneed policy. Global Atlantic primarily generates income from life products from premiums, fees, and investment income, net of the cost of policyholder benefits. Global Atlantic does not underwrite new indexed universal life products, but previously underwritten indexed universal life policies remain in-force.

Institutional Markets. Global Atlantic provides its institutional clients customized reinsurance solutions to assist them in meeting their strategic, risk management, and capital goals. In general, by reinsuring policies, the institutional client reduces or releases capital that it held for the reinsured business and may use such capital for its other business goals. Global Atlantic's institutional solutions include block, flow, PRT, and funding agreements. Global Atlantic’s reinsurance solutions are offered through a client coverage effort focused on domestic and international retirement and life companies. Since Global Atlantic’s founding, it has closed multiple reinsurance transactions, including block, flow, and PRT, with 32 clients representing a total of $162.6 billion of assets as of December 31, 2024. For the year ended December 31, 2024, Global Atlantic generated $11.9 billion and $1.0 billion of flow and PRT reinsurance production, respectively. To further scale its institutional markets business, Global Atlantic sponsors co-investment vehicles (the "Ivy and other co-investment vehicles") to participate alongside Global Atlantic in certain qualifying reinsurance transactions. Global Atlantic also participates in the funding agreement market, including through membership in Federal Home Loan Banks ("FHLBs") and as a provider of funding agreements in connection with a funding agreement backed notes ("FABN") program established in 2021. Global Atlantic primarily generates income from the Institutional Markets channel by earning a spread between net investment income earned on the net assets assumed and the cost of providing benefits to policyholders.
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
•PRT Transactions. PRT is a transaction in which a pension plan sponsor, such as a corporation, transfers the risk associated with the pension plan’s liabilities to an insurance company. Global Atlantic directly underwrites PRT transactions and also operates in the PRT market indirectly through reinsurance relationships with insurance company clients that directly underwrite and assume corporate pension liabilities. Insurance company subsidiaries of Global Atlantic act as the reinsurer in respect of these indirect PRT transactions, and Global Atlantic’s clients are the ceding companies. Global Atlantic’s clients seek PRT transactions to manage risk and to reduce capital requirements.

•Funding Agreements. Funding agreements, including those issued in connection with a FABN program, are a deposit-type contract issued by Global Atlantic’s insurance company subsidiaries. In general, a funding agreement provides its holder with a guaranteed return of principal and periodic interest payments. As of December 31, 2024, Global Atlantic had $5.3 billion of funding agreements outstanding under the FABN program.

The following table represents Global Atlantic’s new business volumes by business and product for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
($ in millions)
Individual Channel:
Fixed-Rate Annuities	$7,777	$7,509
Fixed-Indexed Annuities	7,025	3,606
Variable Annuities	19	23
Total Retirement Products(1)	$14,821	$11,138

Life Insurance Products(2)	$—	$9

Preneed Life	$605	$299

Institutional Channel:
Block	$11,881	$10,854
Flow	11,865	9,787
Pension Risk Transfer	996	1,471
Funding Agreements(3)	2,373	510
Total Institutional Channel(4)(5)	$27,115	$22,622
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
(3)Funding agreements new business volumes represent funding agreements issued in connection with the FABN and FHLB funding agreements programs.
(4)Block reinsurance transactions may be episodic and volumes may fluctuate. Similarly, funding agreements issued in the FABN program are subject to capital markets conditions and volumes may fluctuate. Flow and pension risk transfer new business volumes typically occur throughout the year. See “—Risks Related to Our Business—Many parts of our earnings and cash flow are highly variable due to the nature of our business.”
(5)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and are gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.

Global Atlantic seeks to have a diversified set of policy liabilities in order to manage adverse developments across liability types. As of December 31, 2024, 41% of its reserves were in its individual markets and 59% were in its institutional markets.

The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of December 31, 2024, separated by reserves originated through its individual and institutional markets.

	Reserves as of December 31, 2024
	Individual Market	Institutional Market(4)	Total	Ceded	Total, net	Percentage of Total
	($ in thousands, except percentages, if applicable)
Fixed-Rate Annuities(1)	$28,585,274	$36,642,286	$65,227,560	$(10,306,503)	$54,921,057	34.5%
Fixed-Indexed Annuities(1)	28,985,285	11,107,669	40,092,954	(4,461,289)	35,631,665	21.2%
Payout Annuities(1)	568,014	22,248,618	22,816,632	(11,765,332)	11,051,300	12.1%
Variable Annuities	2,251,687	5,396,401	7,648,088	(2,141,907)	5,506,181	4.0%
Interest Sensitive Life(1)	13,721,883	18,996,534	32,718,417	(8,957,109)	23,761,308	17.3%
Other Life Insurance(2)	3,723,878	4,137,697	7,861,575	(2,898,149)	4,963,426	4.2%
Funding Agreements(3)	—	7,158,103	7,158,103	—	7,158,103	3.8%
Closed Block and Other Corporate Products	—	1,035,059	1,035,059	(974,331)	60,728	0.5%
Other(5)	—	4,628,038	4,628,038	(3,645,319)	982,719	2.4%
Total Reserves	$77,836,021	$111,350,405	$189,186,426	$(45,149,939)	$144,036,487	100.0%

Total General Account	$75,833,868	$109,371,498	$185,205,366	$(45,149,939)	$140,055,427	97.9%
Total Separate Account	2,002,153	1,978,907	3,981,060	—	3,981,060	2.1%
Total Reserves	$77,836,021	$111,350,405	$189,186,426	$(45,149,939)	$144,036,487	100.0%
(1)As of December 31, 2024, 82% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 42% of account value in its general account associated with universal life products, was protected by surrender charges.
(2)"Other life products” includes universal life, term, and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with Federal Home Loan Bank borrowings and under Global Atlantic's funding-agreement backed-notes program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow, and PRT. As of December 31, 2024, reserves sourced through block, flow, and PRT transactions were $63.3 billion, $31.6 billion, and $6.2 billion, respectively.
(5)“Other” includes long-term care insurance where Global Atlantic has ceded mortality and morbidity risk to a third-party reinsurance company.
Underwriting and Pricing
Global Atlantic’s underwriting and pricing functions have dedicated teams, who are supported by multiple corporate functions, including actuarial, finance, operations, compliance, investments, and risk. These functions have guidelines and procedures designed to assess and quantify the risks of each product type originated through its individual or institutional markets.
Global Atlantic’s internal, proprietary technology platform incorporates analytic models with customized third-party software and database technology, allowing Global Atlantic to dynamically analyze its asset and liability cash flow profile across a range of market and policyholder behavior scenarios. This proprietary platform allows Global Atlantic to integrate investment allocation decisions with product pricing, so that the terms of the liabilities it originates reflect its view of the investment environment. The committees responsible for underwriting and pricing are also aligned with other business functions and include representatives from actuarial, finance, operations, investments, risk, and sales.
Global Atlantic also performs suitability reviews for new annuity sales. For sales through banks and broker-dealers, Global Atlantic generally delegates suitability reviews to these distribution partners.
When pricing reinsurance transactions in the institutional market, Global Atlantic performs asset and liability modeling of the block of business to be reinsured and typically re-underwrites the liability assumptions on the block using then-current market conditions, actuarial experience provided by the ceding company, and its own experience from business Global Atlantic has originated. Reinsured blocks of business are integrated into Global Atlantic’s technology and infrastructure systems and monitored in the same manner used across the broader business, combining input from actuarial, risk, investment management, and other functions.

Investment Management
Global Atlantic has an excellent track record of generating strong investment results, and since February 2021, KKR has been the investment manager of Global Atlantic’s assets. Global Atlantic believes that KKR's investment expertise, broad range of investment management services, and strong origination capabilities are key to maintaining Global Atlantic's successful track record of generating attractive risk-adjusted returns. Global Atlantic’s investment management strategy seeks to procure assets that are well-suited to the stable and long-dated nature of Global Atlantic's insurance liabilities.
Global Atlantic seeks to focus on investments that have the potential to generate stable, predictable, long-dated asset cash flows, are of high credit quality, and that focus on capital protection. These kinds of investments have historically consisted of corporate debt, asset-backed finance, specialty finance, transportation finance, securitizations, private loan facilities, and commercial and residential real estate investment opportunities, amongst other asset classes. However, Global Atlantic’s investments are not limited to solely those asset classes.
Supplementing KKR’s role as an investment advisor, Global Atlantic has retained in-house certain investment origination and allocation functions with expertise in consideration of insurance company asset portfolios. These considerations include asset-liability matching, asset allocation, ongoing portfolio management, and new business pricing across both Global Atlantic’s individual and institutional markets. Global Atlantic believes that matching asset and liability cash flows is key to protecting policyholders and achieving its target returns. Global Atlantic’s investment origination and allocation functions are closely integrated with its risk management team, and a group of its risk management professionals is dedicated to supporting investment decision-making. Global Atlantic uses a proprietary risk platform to develop a comprehensive view of the expected cash flow profile of its liabilities and determine the optimal profile of its asset cash flows. Global Atlantic is also capable of developing a bottoms-up view of the cash flows of investments that it considers. These processes help to identify the investments that offer a cash flow profile that is consistent with Global Atlantic’s risk tolerances.
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
For additional information regarding Global Atlantic's investment portfolio, see Note 7 "Investments" in our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Investments—Global Atlantic's Investment Portfolio".
Capital
Capital strength allows insurance companies to meet their future policyholder obligations and to support the growth of their businesses. Global Atlantic believes it has built a strong financial foundation to meet these objectives. Global Atlantic is well capitalized, and its capital position, combined with annual capital generation from its seasoned in-force book of business and third-party capital, helps it to fund new business volume growth. Global Atlantic takes a responsible and flexible capital approach to allocating capital to where it believes is the most attractive alternative available. Global Atlantic manages its capital and liquidity position with the objective of maintaining sufficient capital and liquidity to be able to capture investment opportunities as they arise and meet policyholder obligations, even in times of foreseeable stress.
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
Global Atlantic also sponsors third-party co-investment vehicles to participate alongside Global Atlantic in qualifying reinsurance opportunities. These sponsored reinsurance vehicles provide third-party capital to support reinsurance transactions. As of December 31, 2024, third parties have committed capital to the sponsored reinsurance vehicles of approximately $5.5 billion, of which $3.1 billion has been deployed.

Strategic Holdings
Starting with the first quarter of 2024, we report a third segment named Strategic Holdings. Our Strategic Holdings segment is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. Our core private equity portfolio companies are generally expected to be more stable and typically have lower leverage over our holding period than our traditional private equity portfolio companies. We may acquire in the future other long-term assets in our Strategic Holdings segment that are not part of the core private equity strategy, and our Strategic Holdings segment is not limited to specific industry or constrained to any investment strategy that we may manage for our investment funds or vehicles.
As of December 31, 2024, our Strategic Holdings segment consisted of our ownership stakes in 18 companies that we acquired through our core private equity strategy. Based on certain information made available to management as of December 31, 2024, approximately 66% of these companies are based in the Americas, 28% in Europe, and 6% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 33% in Business Services, 30% in Consumer, 14% in technology-media-telecommunications (TMT), 13% in Healthcare, and 10% in Infrastructure. We currently expect our Strategic Holdings segment to generate income from the receipt of dividends from our ownership stakes in these businesses, and if any ownership stake were to be sold, we would recognize realized investment income from such sale.
The fees and carried interest paid by the third party investors in our core private equity funds continues to be reported in our Asset Management segment and are not reported in our Strategic Holdings segment. Our Asset Management segment charges a quarterly management fee based on invested capital in our Strategic Holdings segment. Additionally, our Asset Management segment charges a performance fee from the sale of our interests in the companies included in our Strategic Holdings segment. The management and performance fees are charged in order to represent the cost of providing advisory services by our Asset Management segment rather than determining the allocable costs borne by our Asset Management segment to support our Strategic Holdings segment.
Competition
Our asset management business competes with other investment managers for both investors in our investment vehicles and investment opportunities. The firm's competitors consist primarily of traditional and alternative asset manager sponsors of public and private investment vehicles, real estate development companies, BDCs, investment banks (including activities conducted by their broker-dealers and investment advisers), commercial finance companies, and operating companies acting as strategic buyers. We believe that competition for investors in our investment vehicles is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms, and structure of a proposed investment and certainty of execution. In addition to these traditional competitors within the global investment management industry, we also face competition from local and regional firms, financial institutions, and sovereign wealth funds in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. These competitors often fall into one of the aforementioned categories but in some cases may represent new types of fund investors, including high net worth individuals, family offices, and state-sponsored entities.
There are numerous funds focused on private equity, real assets, credit, and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, traditional asset management firms have acquired alternative asset management firms, and hedge funds focused on credit and equity strategies have taken control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence heighten competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute. However, such consolidation may also lead institutional fund investors to prefer more established investment firms, which could help us to compete against newer entrants or investment firms that are smaller in size or offer more limited types of investment strategies. We also face extensive competition from both traditional and alternative asset management firms in connection with our business initiatives to increase the number and types of investment products, including our K-Series vehicles, and fundraise directly and indirectly from individual investors, including accredited investors and mass affluent individuals.

Some of the entities that we compete with as an investment firm may have greater financial, technical, marketing and other resources, and more personnel than us. In the case of some asset classes and certain investment products, including those offered to individual investors, our competitors may, and sometimes do, have longer operating histories, more established relationships, or greater experience. Several of our competitors also have raised, or may raise, significant amounts of capital and have investment objectives that are similar to the investment objectives of our funds, which may create additional competition for investment opportunities. Some of these competitors may also have lower costs of capital and access to funding sources that are not available to us, which may create competitive advantages for them. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which may provide them with a competitive advantage in bidding for such investments.
Our capital markets business competes primarily with investment banks and independent broker-dealers in North America, Europe, Asia-Pacific, and the Middle East. We principally focus our capital markets activities on the firm, our portfolio companies, and fund investors, but we also seek to service other third parties. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources, or more established reputations than us.
Global Atlantic has always operated in highly competitive markets, but there has been a substantial increase in Global Atlantic's competition in the insurance business as non-traditional firms, including those owned by or with strategic partnerships with alternative asset managers, have entered the insurance sector at a rapid pace. Traditional insurers and reinsurers have also been significantly expanding their areas of expertise and product lines, which could have a significant effect on competition in the insurance industry. These new and traditional competitors may be able to price new business aggressively, with a higher investment risk tolerance, as part of a strategy to gain market share, or increase assets under management.
Within individual markets, Global Atlantic faces a variety of large and small industry participants. Large, established insurers often operate with the benefit of well-known brands, entrenched distribution relationships, or proprietary distribution. All of these companies compete for individual markets sales. Global Atlantic’s flow reinsurance business may also be impacted by competition among insurers in individual markets. The competitiveness of Global Atlantic’s product offerings will depend on the actions of its competitors and Global Atlantic’s ability to actively manage its product offerings. In institutional markets, there have been many block reinsurance transactions as many insurers continue to reevaluate their commitment to business lines and seek reinsurance solutions as a way to de-emphasize or divest non-core businesses, reduce risk, seek capital relief, or improve profitability. The block reinsurance and pension risk transfer markets are also experiencing competition due to new entrants, including entrants which have strategic partnerships with alternative asset managers and entrants based outside of the United States. Increased competition across all of our product offerings may make it more difficult for Global Atlantic to identify and execute transactions with terms that are commercially acceptable based on our risk tolerance and target return objectives. Increased competition may also increase regulatory scrutiny of individual or institutional markets activity.
Competition is also intense for the attraction and retention of qualified employees and consultants, including those with industry-specific expertise, such as employees and consultants in our insurance business. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new investment professionals, other employees, and consultants and retain and motivate our existing investment professionals, other employees, and consultants. We are also impacted by Global Atlantic's ability to attract and retain insurance professionals in the United States and Bermuda, including wholesalers, actuaries, risk management professionals, and agents.
For additional information regarding the level of competition we face, see "Risk Factors—Risks Related to Our Business—The investment management and insurance businesses are intensely competitive."
Human Capital
We believe our people and our culture are the keys to our success and what sets our firm apart. We strive to create a workplace environment where employees thrive both professionally and personally. At KKR, our philosophy is to ensure we rigorously and effectively invest in our people throughout their careers. Our key focuses include driving exceptional performance and enhancing our firm's culture of collaboration.

The primary goal in our human capital management team is to attract, develop, and retain exceptional talent at KKR by providing them with meaningful and well-understood careers. We therefore focus on employee training and professional development. Where appropriate, we offer workshops, mentoring, and executive coaching to supplement on-the-job experiences and ongoing feedback and coaching to maximize performance. In addition, fostering a culture of physical, mental, and emotional health and wellness is a priority for KKR, and we offer tools and resources to our employees so they can make informed health care decisions for themselves and their families.
In a people driven business, we believe a breadth of perspectives, skills, and experiences working together collaboratively is the most effective means of producing exceptional results. We pursue this aspiration in a variety of ways including through our different internal committees, strategic external partnerships, and our broader engagement in different communities. We believe this multi-faceted approach gives us the best opportunity to attract, develop, and retain the best possible talent, which we believe is integral to our success.
As of December 31, 2024, we employed approximately 4,834 people worldwide(1):

Asset Management	2,523
Insurance	1,613
Subsidiary Organizations(2)	698
Total Employees	4,834
(1)The employment headcount categories above align with our internal human capital headcount reporting and may diverge in certain respects with respect to our employees who are responsible for generating the financial results within each of our three reporting segments. Certain employees reported in the separate categories above, including our business operations professionals, may also perform certain functions in support of another headcount category. Our strategic holdings segment is supported by employees within the asset management headcount category.
(2)Includes employees from our majority owned and controlled subsidiaries that do not directly engage in KKR's legacy asset management or insurance businesses.

Asset Management
Our asset management employees includes our investment professionals, our team of operating professionals at KKR Capstone, and our business operations professionals (some of whom may also support our insurance business).
Our asset management employees come from diverse professional backgrounds in private equity, real assets, credit, and other asset classes and include employees with operations, strategic consulting, risk management, liability management, and finance experience. As a group, these professionals provide us with a strong global team for identifying attractive investment opportunities, creating value, and generating superior returns. We have developed an institutionalized process for creating value in investments. As part of our effort, we utilize a team of operating professionals at KKR Capstone, who work exclusively with our investment professionals and portfolio company management teams or our designees. With professionals in North America, Europe, and Asia-Pacific, KKR Capstone provides additional expertise for assessing investment opportunities and assisting managers of portfolio companies in defining strategic priorities and implementing operational changes. As of December 31, 2024, we employed approximately 941 investment professionals and KKR Capstone operating professionals.
Our other asset management employees come from diverse professional backgrounds in capital markets, operations, economics, capital raising, client services, public affairs, finance, tax, legal, compliance, risk management, human capital, marketing and communications, investor relations, and information technology. As a group, these professionals provide us with a strong team for supporting our investment activities and performing capital markets activities, servicing our existing clients, and creating relationships with new clients globally.
Insurance
Global Atlantic employs professionals with diverse professional backgrounds in the insurance industry, including individual channel sales, reinsurance, investment origination and allocation, risk management, actuarial and business operations support functions (some of whom may also support our asset management business). Global Atlantic's employees seek to provide attractive products for Global Atlantic's policyholders, solutions for its clients and risk-adjusted returns for us.

Responsible Investment Management
In our experience, the thoughtful review and possible management of sustainability, regulatory, and geopolitical issues is an essential part of long-term business success in a rapidly changing world. We believe incorporating such business-relevant issues in our investment process can help us both create and protect value. We seek to invest responsibly by incorporating sustainability, regulatory, and geopolitical considerations into our investment decision-making and investment management practices using an approach that prioritizes business-relevant topics that KKR considers most significant for maximizing and protecting the value of our portfolio companies and assets. Our Responsible Investment Policy, which is publicly available, articulates KKR’s responsible investment framework and approaches that KKR believes are broadly relevant for each asset class.

Organizational Structure
The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of February 28, 2025.

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
(4)Includes our insurance business operated by Global Atlantic.

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
United States
Regulation as an Investment Adviser
We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co. L.P. and its wholly-owned subsidiaries, KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and KKR Credit Advisors (Singapore) Pte. Ltd., each of which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). We also jointly own with a third party FS/KKR Advisor, LLC, which is an investment adviser registered with the SEC under the Investment Advisers Act. In addition, we own Global Atlantic's investment adviser, Global Atlantic Investment Advisors, LLC, which is another investment adviser registered with the SEC under the Investment Advisers Act. The investment advisers are subject to, among other Investment Advisers Act provisions, the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, record-keeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and Kohlberg Kravis Roberts & Co. L.P. are also subject to regulation as investment advisers to RICs under the Investment Company Act. RICs advised by our investment advisers include KKR Income Opportunities Fund, KKR Credit Opportunities Portfolio and KREST. The Investment Company Act and the rules thereunder, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions. FS/KKR Advisor serves as investment adviser to FS KKR Capital Corp., KKR FS Income Trust and KKR FS Income Trust Select, which are subject to regulations applicable to BDCs under the Investment Company Act, including portfolio construction requirements and limitations on transactions with affiliates. Certain subsidiaries of Kohlberg Kravis Roberts & Co. L.P. also serve as investment advisers to publicly listed companies, including KKR Real Estate Finance Trust and Crescent Energy.

Regulation as a Broker-Dealer
KKR Capital Markets, LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in 53 U.S. states and territories, and is a member of FINRA. Global Atlantic's distribution of insurance products that are regulated as securities is conducted by Global Atlantic Distributors, LLC, which is also registered as a broker-dealer with the SEC under the Exchange Act and in 52 U.S. states and territories, and is also a member of the FINRA. As registered broker-dealers, KKR Capital Markets, LLC and Global Atlantic Distributors, LLC are subject to periodic SEC and FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, the suitability of investments, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention, and the conduct and qualifications of directors, officers, employees, and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
Insurance Regulation
Our U.S. insurance subsidiaries are subject to regulation and supervision under U.S. federal and state laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to carry on an insurance business in the applicable jurisdiction. The primary regulator of an insurance company, however, is located in the insurance company's state of domicile. Both Commonwealth Annuity and Life Insurance Company and First Allmerica Financial Life Insurance Company are organized and domiciled in the Commonwealth of Massachusetts; Accordia Life and Annuity Company ("Accordia") is organized and domiciled in the State of Iowa; and Forethought Life Insurance Company is organized and domiciled in the State of Indiana (together, these four companies constitute our "U.S. insurance subsidiaries"). Additionally, our U.S. insurance subsidiaries are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states of the United States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.
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
Finally, while the United States federal government in most contexts currently does not directly regulate the insurance business, the Federal Insurance Office (the "FIO") established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") now has an oversight role with respect to insurance regulation.
Regulation Related to Special Servicing
Our wholly-owned subsidiary, K-Star Asset Management LLC ("K-Star") serves as a special servicer for certain CMBS and CLO transactions in which funds and/or accounts managed by our investment adviser subsidiaries have controlling positions. Its business is subject to state regulations in certain states in which it operates, including regulations requiring K-Star to maintain a special servicer rating from Fitch, S&P Global Ratings, and DB Morningstar, applicable regulations in the states in which such serviced property is located, and other regulations applicable to K-Star's obligations under the relevant servicing agreements.
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
KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR Capital Markets (Ireland) Limited Company are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an authorized European Union ("EU") alternative investment manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities under the Markets in Financial Instruments Directive (“MiFID”), including receiving and transmitting orders, portfolio management and providing investment advice. KKR Credit Advisors (Ireland) Unlimited Company is also subject to limited regulatory supervision in Germany through KKR Credit Advisors Ireland Frankfurt Branch, France through KKR Credit Advisors Ireland Paris Branch, and Denmark through KKR Credit Advisors Ireland Copenhagen Branch, where these entities operate under the MiFID Freedom of Establishment rules. KKR Capital Markets (Ireland) Limited Company is authorized to engage in a number of regulated activities regulated under MiFID, including dealing as principal or agent, and making arrangements in relation to certain types of specified investments. KKR Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
In Europe, we operate in accordance with the EU Alternative Investment Fund Managers Directive (the “AIFMD”), which establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (“AIFMs”) that manage or market alternative investment funds (“AIFs”) in the EU.
United Kingdom
We have several subsidiaries which are authorized and regulated by the FCA under the Financial Services and Markets Act 2000 ("FSMA"). FSMA and related rules govern most aspects of investment business, including investment management, sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record-keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.

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
Bermuda
Our insurance subsidiaries organized in Bermuda, Global Atlantic Re and Global Atlantic Assurance, and reinsurance co-investment vehicles sponsored by Global Atlantic are subject to regulation and supervision by the Bermuda Monetary Authority ("BMA") and compliance with all applicable Bermuda laws and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. The Bermuda Insurance Act grants to the BMA powers to supervise, investigate, and intervene in the affairs of insurance companies and to approve any change or controllers. The Bermuda Insurance Act imposes solvency, capital and liquidity standards and auditing and reporting requirements on Bermuda insurance companies. The Bermuda Insurance Act prohibits our Bermuda insurance subsidiaries from declaring or paying any dividends during any financial year unless certain financial conditions are met or prior approval from the BMA is received. A Bermuda licensed insurer is required to maintain a sufficiently staffed principal office in Bermuda.
Other Jurisdictions
Certain other subsidiaries or funds that we advise are registered with, have been licensed by or have obtained authorizations to operate in their respective jurisdictions other than the jurisdictions described above, including Australia, Canada, Cayman Islands, China, Hong Kong, India, Japan, Korea, Luxembourg, Mauritius, the Netherlands, Saudi Arabia, Singapore, and United Arab Emirates. These registrations, licenses or authorizations relate to providing investment advice, broker-dealer activities, marketing of securities, and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries and funds that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.
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

ITEM 1A. RISK FACTORS
Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects. We could also be materially and adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. While we may attempt to mitigate known risks to the extent practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts, if any, will be successful. The following risk factors have been organized by category within risks related to our business, investment activities, insurance activities, and our organizational structure; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities, regardless of whether a cross-reference is included in any particular risk factor to another risk factor. See also "Business—Competition," "Business—Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain business, competitive, regulatory, market, economic and other conditions that may materially and adversely affect us.
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
Our investment management and insurance businesses, and therefore our financial results, are materially affected by market and economic conditions or events throughout the world in the countries in which we operate, invest or have investors, including conditions relating to interest rates, fiscal and monetary stimulus (and stimulus withdrawal), availability of credit, inflation rates, economic uncertainty growth (and contraction), changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates, foreign exchange controls, liquidity conditions in equity and debt capital markets, and other conditions or events. These market and economic conditions are not in our control and are often difficult, if not impossible, to predict, manage, mitigate, hedge or foresee. Examples of how these market and economic conditions may materially and adversely affect our businesses include the following, each of which could materially and adversely impact our business or financial results:
•the performance and value of the investments held by us and our investment vehicles,
•opportunities for us and our investment vehicles to make, exit and realize value from our and their investments,
•our ability to find suitable investments or secure financing for investments on attractive terms,
•the attractiveness of our investment vehicles and insurance products to investors and policyholders, respectively, including our ability to raise capital for new or successor funds and other investment vehicles on attractive terms,
•the frequency and size of fees generated from our capital markets business in connection with the issuance and placement of equity and debt securities, loans and credit facilities,
•the availability and cost of capital for our insurance subsidiaries and our investment vehicles’ portfolio companies,
•policyholder behavior, including policyholders electing to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies,
•the amount and frequency of claims and policy benefit payments,
•the cost of providing guaranteed insurance benefits, and
•insurance capital requirements and collateral requirements under various insurance laws and agreements with third parties.
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

Geopolitical developments and other local and global events outside of our control can materially and adversely impact KKR.
Geopolitical developments and other local and global events outside of our control can materially and adversely impact various aspects of KKR and its businesses. We are a global financial institution with operations, investors and investments located in many countries around the world, which are not immune to geopolitical developments. Geopolitical developments and other local and global events outside of our control, including trade conflict, sanctions (reciprocal or unilateral), restrictions on foreign direct investment, trade barriers, civil unrest, national and international security events (including the outbreak of war, terrorist acts or other hostilities), can, and occasionally do, materially and adversely impact our ability to conduct our investment management and insurance businesses, as well as our portfolio companies and other investments. These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine and unrest in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, and increased attention to global threats, including climate change. We have a number of offices located in multiple countries and regions around the world, including China, South Korea, Japan, India, Australia, the United Kingdom, the European Union, United Arab Emirates, Saudi Arabia, and elsewhere, and we seek investors from various countries throughout the world for our investment products and, to a lesser extent, our insurance business’ products. In particular, our investment strategies target opportunities globally, including across the Americas, Europe, Asia-Pacific, and the Middle East. Political instability and extremism, conflict, and civil unrest in any region where we have material business operations or investments may have a material adverse effect on us. Any escalation in an actual or perceived trade war or barriers to investment between the U.S. and other countries or regions could chill or limit business opportunities, and otherwise negatively affect our investment management and insurance businesses. In addition, intensifying rivalries and conflicts in in the Asia-Pacific, Middle East, Europe and globally have created new complexities in the international business environment, including through the imposition of sanctions, national security-motivated regulatory changes, and protectionist policies by certain countries. Occurrence of war or hostilities involving a country in which we have investments, investors, insurance counterparties or employees could adversely affect our business.

We may have direct investments in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our portfolio companies or other investments may have through other interconnectivities such as supply chains, commodity prices and general macroeconomic exposure. The value of our investments can be materially impacted by tariffs, export controls, sanctions, or other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of investment, goods, or data, which have the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by portfolio companies and adversely affect the revenues and profitability of portfolio companies, including as a result of the potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the European Union, and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our portfolio companies and other investments.

Further, the occurrence of war or hostilities involving a country in which we have investments or where our portfolio companies operate or have other interconnectivity could adversely affect the performance of these portfolio companies and their investments. Ongoing international conflicts continue to present risks to our business. Beginning in February 2022, the United States, the United Kingdom, the European Union, and other countries significantly expanded or began imposing, and have continued to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. The conflict and related sanctions and trade restrictions imposed on Russia have significantly exacerbated regional and global economic and political instability, including with respect to oil and gas prices. Additionally, the conflict in the Middle East since October 2023 continues to threaten to destabilize the wider region. We and our portfolio companies will be required to comply with these and potentially additional sanctions and trade restrictions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our and our portfolio companies' businesses and prospects are currently unknown and may become significant.

It is not possible to predict the broader or longer-term consequences of geopolitical risks. These conflicts and events could produce adverse effects on macroeconomic conditions, security conditions, currency exchange rates, exchange controls and financial markets, with the potential to impact the revenues and profitability of us, our investment vehicles, and our investments.

Natural disasters and catastrophes could materially and adversely affect KKR.
Natural disasters or catastrophes, such as public health crises and extreme weather could have an adverse impact on our ability to conduct our investment management and insurance businesses. Such disasters and catastrophes could limit or even materially prohibit our ability to conduct any investment activities in certain locations. In addition, claims arising from the occurrence of such events could have an adverse effect on our insurance activities, in particular with respect to lapses and surrenders of existing policies, as well as sales of new policies. Public health crises, pandemics and epidemics, such as those caused by new strains of viruses, may occur from time to time, which could directly and indirectly impact us in material respects that we are unable to predict or control. In addition, we may be materially and adversely affected as a result of many related factors outside our control, including the effectiveness of governmental responses to a public health crisis, pandemic or epidemic. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock), material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.
In particular, our headquarters and most of our senior administrative personnel are located in our New York City office. Any disruption in the operation of, or inability to access, our New York City office could have a significant impact on our business, and such risk of disruption or inaccessibility could be heightened during a security event, weather event, public health crisis, pandemic, or other event outside of our control occurring in or around New York City. It is impossible to predict with certainty the possible future material adverse effects to us arising from natural or man-made disasters or catastrophes, or any other public health crisis, pandemic or epidemic, and these effects may include the exacerbation of many of the other risks discussed in this report, especially with respect to our investment activities.
Potential changes in climatic conditions, together with the response or failure to respond to these changes, could precipitate natural disasters. While the precise future effects of climate change are unknown, it is possible that climate change could affect precipitation levels, droughts, wildfires, agricultural production, wind levels, annual sunshine, sea levels and the severity and frequency of storms and other severe weather events. These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities generally, and to increase costs, including costs of insurance. See also "—Risks Related to Our Investment Activities—Our investments in real assets such as real estate, infrastructure and energy may expose us to increased risks and liabilities." We and our investments also face climate transition risks that could arise, for example, from climate-related legislation and policy developments (both domestically and internationally), and business trends and changes in consumer behavior related to climate change and technology (such as the process of transitioning to a lower-carbon economy). New climate-related regulations or interpretations of existing laws may result in enhanced disclosure or other compliance obligations, which could negatively affect our and our investment vehicles’ investments and materially increase the regulatory burden and cost of compliance.
Public health crises, pandemics, security events, weather events and other events outside of our control, could also directly and indirectly impact us and our portfolio companies and other investments in material respects that we are unable to predict or control, which could materially and adversely impact valuations, especially valuations of investments directly in or collateralized by real assets, loans or other assets as well as portfolio companies that rely on physical factories, plants or stores located in the affected areas.
We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect KKR.
We expect that our primary liquidity needs will consist of cash required to support and grow our investment management and insurance businesses and to meet policyholder obligations and various other obligations. We also have debt securities outstanding and indebtedness outstanding under various credit facilities. On the scheduled maturity dates of these debt obligations, depending on the market conditions, we may not be able to refinance or renew them on attractive or commercially reasonable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs” for further information regarding our liquidity needs along with our capital commitments as of December 31, 2024 and Note 16 “Debt Obligations” in our financial statements for further information regarding our senior notes, credit facilities and other outstanding debt obligations.
For a discussion of our liquidity needs for our investment activities, please see “—Risks Related to Our Investment Activities—Our investment activities have significant liquidity requirements, and changes in debt or equity markets may materially and adversely affect our investment activities.” We have used, and from time to time may continue to use, our balance sheet to provide credit support for our general partners’ obligations to our investment vehicles and to facilitate certain investment transactions entered into by our investment vehicles. KKR has significant unfunded commitments to its investment vehicles and in capital markets transactions. See "—Risks Related to Our Business—Certain types of investment vehicles, especially those offered to individual investors, may subject us to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputational risk, which could materially and adversely affect us" and Note 24 "Commitments and Contingencies" in our financial statements. In addition, Global Atlantic has a credit facility which can only be used in connection with the general corporate purposes of our insurance business. If we are unable to draw on this facility for any reason, it may limit our ability to enter into certain insurance-related transactions or operate our insurance business.
The underwriting commitments for our capital markets business may require significant cash obligations, and these commitments may put pressure on our liquidity. One of the credit facilities obtained by our capital markets business can only be used in connection with the general corporate and working capital needs of our capital markets business, including placing and underwriting securities offerings, and another credit facility can only be used to facilitate the settlement of debt transactions syndicated by our capital markets business. To the extent we commit to buy and sell an issuance of securities in firm commitment underwritings or otherwise, we expect to borrow under these revolving credit facilities or may require other sources of liquidity to fund such obligations, which, depending on the size and timing of the obligations, may limit our ability to enter into other underwriting arrangements or similar activities, service existing debt obligations or otherwise grow our business. Regulatory net capital requirements may also limit the ability of our broker-dealer subsidiaries to participate in underwriting or other transactions.
Depending on market and economic conditions, we may not be able to meet our liquidity needs, refinance or renew our debt obligations, or find alternate sources of financing (including issuing debt or equity capital) on attractive or commercially reasonable terms or at all. Furthermore, the incurrence of additional debt could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing. In the event that our liquidity requirements were to exceed available liquid assets, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. Moreover, the failure to comply with covenants contained in any of our debt agreements could trigger prepayment obligations that could materially and adversely affect us by causing additional liquidity constraints. Any default under these agreements (including through defaults on other debt that may result in cross-defaults on these agreements), and any resulting acceleration of the borrower’s outstanding indebtedness, could have a material adverse effect on us and could also cause a cross-default under our corporate revolving credit facility, which, if not cured or waived, could have a material adverse effect on us.
Although KFN and Global Atlantic are subsidiaries of KKR, KFN and Global Atlantic each has its own indebtedness outstanding. The terms of their respective indebtedness impose limitations on these companies’ current and future operations and may restrict their ability to make distributions to KKR. A number of our subsidiaries in different jurisdictions around the world, including our insurance subsidiaries, are also subject to regulatory restrictions that place restrictions on their ability to make distributions to KKR. We also could be forced to sell investments at a loss in connection with our insurance business to cover policyholder benefits, surrenders, withdrawals, recaptures or collateralization requirements of Global Atlantic’s reinsurance commitments or other events. Many of the products in Global Atlantic’s in-force book allow policyholders to withdraw their funds, also referred to as a surrender, under contractually-defined circumstances. In addition, certain of Global Atlantic’s reinsurance agreements include provisions requiring that under certain circumstances Global Atlantic provides collateral to support performance of its reinsurance commitments, including trust balances. While our insurance subsidiaries own a significant amount of liquid assets, a portion of their assets are considered less liquid. Unanticipated withdrawal or surrender activity or liquidity demands in connection with recaptures or collateralization requirements could, under some circumstances, require our insurance subsidiaries to dispose of assets on unfavorable terms, which could have a material adverse effect on KKR. Moreover, reinsurance agreements may provide for recapture rights on the part of Global Atlantic’s ceding company clients, and a substantial portion of Global Atlantic’s reinsurance agreements require that Global Atlantic hold or provide collateral to support performance of Global Atlantic’s reinsurance commitments. We may be forced to sell investments as a result of a recapture of Global Atlantic’s reinsurance business or as a result of the need to hold additional collateral that meets the associated investment guidelines, which could have a material adverse effect on KKR.
AUM, referred to as perpetual capital, is subject to material reduction, including through withdrawal, redemption or dividends, and termination.
We refer to a significant portion of our AUM from time to time as perpetual capital, because it has an indefinite term with no predetermined requirement to return invested capital to investors upon the realization of investments. This AUM includes the capital of our registered investment vehicles, certain unregistered investment vehicles, listed companies, and insurance companies, and it excludes our traditional private equity investment vehicles, similarly structured investment vehicles, and hedge fund partnerships. In addition to fluctuations based on the valuations of the underlying investments of the AUM, this capital is subject to withdrawals, redemptions and periodic payments such as dividends. Perpetual capital may also be reduced through elections by investment vehicle investors to redeem their investment, which is permitted in certain of our vehicles. See “—Risks Related to Our Investment Activities—Investors in certain of our investment vehicles are entitled to redeem their investments in these vehicles on a periodic basis, and certain of our investment advisory agreements may be terminated with minimal notice.” In addition, we expect that the capital arising from KKR’s investment management agreements with our insurance subsidiaries would, in general, be reduced if outflows to pay policyholder obligations under Global Atlantic’s insurance policies and reinsurance agreements exceed inflow from writing new insurance policies or entering into new reinsurance transactions. Moreover, perpetual capital may be removed from our AUM under certain circumstances because the underlying investment management agreement may be terminated by a client for specific reasons like poor investment performance, and perpetual capital may also be terminated by a client’s failure to renew our investment management agreement. Therefore, our investors should not view this component of our AUM as being permanent without exception, because it can be subject to material reductions and even termination.
Many parts of our earnings and cash flow are highly variable due to the nature of our business.
Many parts of our earnings are highly variable from quarter to quarter due to volatility of investment valuations, the investment returns by our funds and other investment vehicles, and the accrual and payment of carried interest and fees earned from our investment activities. We recognize earnings on investments in our investment vehicles based on our allocable share of realized and unrealized gains (or losses) reported by such investment vehicles and for certain of our recent investment vehicles when a performance hurdle is achieved, which in each case is subject to significant uncertainty and risk, including as a result of other risks discussed in this report. During times of market volatility, the fair value of the investments we own or manage, especially any publicly traded equity securities, are more variable, and volatility in the equity markets may have a significant impact on our reported results. A decline in realized or unrealized gains, a failure to achieve a performance hurdle or an increase in realized or unrealized losses, would adversely affect KKR’s financial results.
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
With respect to our insurance business, block reinsurance transactions have created, and are expected to create, variability in our financial results in or for the period in which this type of transaction is executed, for example by significantly increasing policy benefits in that period, depending on the types of liabilities reinsured. In addition, aspects of how our insurance business is required to report certain investments and liabilities has added, and is expected to add, volatility to our financial results from quarter to quarter.
The "clawback" provisions in the agreements governing our carry-paying funds may give rise to a contingent obligation that may require us to return or contribute significant amounts to our funds and fund investors.
Carry distributions may give rise to clawback obligations. The partnership documents governing our carry-paying funds, including funds relating to private equity, credit and real assets investments, generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund or other event as set forth in the terms governing the fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, after taking into account the effects of any performance thresholds. We would continue to be subject to the clawback obligation even if carry has been distributed to current or former employees or other persons through our carry pool. If such current or former employees or other persons do not satisfy their share of any clawback obligation, we will be responsible for funding the entire clawback obligation and may need to seek other sources of liquidity to fund such an obligation. Not all carry may be recoverable from current or former employees and other persons once it has been distributed by us. As of December 31, 2024, approximately $546 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2024 fair values. Had the investments in such carry-paying funds been liquidated at zero value, the clawback obligation would have been approximately $4.7 billion.
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
Our inability to successfully raise additional or successor funds (or raise successor funds of a comparable size as our predecessor funds, or raise funds with as favorable terms) or to raise capital with insurance sponsored vehicles could materially and adversely affect our revenues or profitability. In connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with our fund limited partners. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than prior terms or terms of funds advised by our competitors, which could materially and adversely affect us in a number of ways, including to restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, increase the performance hurdle required to be generated on investment prior to our right to receive carried interest, limit the ability of certain investment vehicles to invest alongside our other investment vehicles, add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms in our new funds. Certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Additionally, in certain funds, we have agreed to charge management fees based on invested capital or net asset value as opposed to charging management fees based on committed capital. In certain cases, we have provided “fee holidays” to certain investors during which we do not charge management fees for a fixed period of time (such as the first six months). Certain institutional investors have also publicly criticized certain fund fee and expense structures, including monitoring fees and transaction fees. We have received, and expect to continue to receive, requests from a variety of fund investors and groups representing such investors to decrease fees and to modify our carried interest and incentive fee structures, which could result in a reduction or delay in the timing of receipt of the fees and carried interest and incentive fees we earn. The SEC has focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund investors, and such focus may lead to increased publicity that could cause fund investors to further resist our receipt of certain fees and expense reimbursements.
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

Institutional investors that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining target asset allocations may materially decrease or temporarily suspend making new investments with alternate asset managers generally or in our investment funds. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative assets, and other institutional investors may reduce their overall portfolio allocations to alternative assets. The evolving preferences of our fund investors, including sovereign wealth funds and public pension funds, may necessitate that alternatives to the traditional investment fund structure become a larger part of our business going forward, such as separately managed accounts, democratized investment vehicles, specialized funds and co-investment vehicles, and strategic investor partnerships whereby we manage certain investors' capital across a variety of our products on separately negotiated terms, which could increase our cost of raising capital at the scale we have historically achieved. There can be no assurance that such alternatives will be as profitable to us as the traditional investment fund structure, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. In order to try to satisfy the evolving preferences of investors, we have begun, and will continue, to offer a wide array of investment vehicles and, assuming overall investor demand and available capital for allocations to the alternative asset class remains steady, investor allocations to certain of our investment vehicles may detract from the allocations potentially available to other of our investment vehicles. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients. All of these factors could result in a smaller overall pool of available capital in our industry or a smaller pool of institutional capital for our traditional closed-end funds.
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
We compete for both investors and investment opportunities and business in both our asset management business and in our insurance business. Our asset management business is highly fragmented, with our competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, BDCs, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. The insurance market is also highly fragmented, with our competitors consisting of insurance companies, reinsurance companies and other financial institutions that offer investment products. We believe that competition for investors in our investment vehicles is based primarily on various factors, including: (i) investment performance; (ii) investor liquidity and willingness to invest; (iii) investor perception of investment managers’ drive, focus and alignment of interest; (iv) business reputation; (v) the duration of relationships with investors; (vi) the quality of services provided to investors; (vii) pricing (including investment terms, fees and expense reimbursement); (viii) the relative attractiveness of the types of investments that have been or will be made; and (ix) consideration for sustainability issues. We believe that competition for investors in our insurance products is based primarily on: (i) price; (ii) terms and conditions; (iii) relationships; (iv) quality of service and execution certainty; (v) capital and perceived financial strength (including third-party ratings); (vi) technology, innovation and ease of use; (vii) breadth of product offerings; and (viii) reputation, experience, brand recognition, client service, and user experience. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.
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
•Global Atlantic has always operated in highly competitive markets, but there has been a substantial increase in Global Atlantic's competition in the insurance business as non-traditional firms, including those owned by or with strategic partnerships with alternative asset managers, have entered the insurance sector at a rapid pace. Traditional insurers and reinsurers have also been significantly expanding their areas of expertise and product lines, which could have a significant effect on competition in the insurance industry. These new and traditional competitors may be able to price new business aggressively, with a higher investment risk tolerance, as part of a strategy to gain market share or increase assets under management;
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
•we may be unable to achieve as quickly as expected, or at all, our recent strategic business initiatives to increase the number and types of investment products and vehicles we offer directly or indirectly to individual investors, including high net worth individuals, family offices, accredited investors, and, more recently, mass affluent individuals as there is extensive competition for such investors and in private wealth management by our competitors;
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
In addition, if interest rates were to rise or if market conditions for competing investment or insurance products become or are more favorable, and such products begin to offer rates of return superior to those achieved by our investment vehicles or insurance products, the attractiveness of our investment vehicles or insurance products relative to investments in other investment products could decrease. This competitive pressure could materially and adversely affect our ability to make successful investments, limit our ability to raise future funds or write new insurance policies and result in increased policy surrenders, any of which would adversely impact our business, results of operations and cash flow. Conversely, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns on various types of investments as the demand for relatively higher return assets increases and the supply decreases.
For additional information regarding the level of competition we face, see “Business—Our Business—Competition.”
We are subject to focus by some of our fund investors, stockholders, regulators and other stakeholders on environmental, social and governance matters.
Some investors in our investment vehicles, stockholders, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain investors and other stakeholder groups have also increased their activism and scrutiny of asset managers’ approaches to considering sustainability matters as part of their investment management decision-making, including by urging alternative asset managers to take (or refrain from taking) certain actions that could adversely impact the value of an investment and at times have conditioned future capital commitments on such actions. Further, a growing number of states having enacted or proposed policies, legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Similarly, current and prospective stockholders and fund investors, may use third-party benchmarks to measure our responsible investment practices and to decide whether to make an investment, and failure to meet their standards may materially and adversely affect us. There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations and/or expectations only at the time of announcement. More broadly, there can be no assurance that our responsible investment policies and procedures will remain unchanged because we continuously review our approach to these issues. Thus, such policies and procedures could change, even materially, or may not be applied to a particular investment. KKR may determine at any time that it is not feasible or practical to implement or complete certain of its sustainability-related initiatives, policies, and procedures based on considerations relating to particular business, regulatory, policy, geopolitics, cost, timing, or other considerations. Growing interest on the part of investors and regulators in sustainability factors and increased demand for, and scrutiny of, asset managers' sustainability-related disclosure, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.
Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. This divergence exists across the jurisdictions and localities where KKR operates, which may result in conflicting sustainability-related regulations and legal frameworks that increase our compliance costs and our risk of non-compliance. The increased regulatory and legal complexity and heightened risk of public scrutiny could impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities, and reactive stakeholder engagements.
Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with applicable sustainability regulations. If regulators enact new rules, disagree with our responsible investing procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action. There has also been increased regulatory focus on the sustainability-related practices of investment managers, including in relation to improving transparency regarding the definition, measurement and disclosure of sustainability factors. Further, there are many recently proposed and final sustainability rules, regulations, priorities and enforcement actions that may materially and adversely affect us, including the following:
•In the United States, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures for registrants that would require climate-related disclosures beyond current requirements or practice; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. In addition, California enacted climate legislation that will require certain companies that do business in California, or that operate in California and make certain climate-related claims, to provide certain climate-related disclosures, including disclosure of financed emissions, an extensive and complex category of emissions that is difficult to calculate accurately and for which there is currently no agreed measurement standard or methodology.
•In the EU, several sustainability-related rules have been finalized that affect asset managers and portfolio companies within the EU and also, in certain circumstances, outside the EU, including (i) mandatory disclosure and reporting requirements for asset managers and funds in-scope of the disclosure framework set out in the Sustainable Finance Disclosure Regulation (“SFDR”) (which many of our funds as well as our Irish AIFMs are currently subject to, including certain funds subject to the transparency requirements under Articles 8 or 9 of SFDR), (ii) the Corporate Sustainability Reporting Directive (“CSRD”), which introduces significantly more detailed sustainability reporting requirements and significantly expands the number of EU and non-EU companies subject to this reporting framework, and (iii) the Corporate Sustainability Due Diligence Directive (“CSDDD”), which introduces wide-ranging diligence requirements in relation to human rights and environmental impacts for in-scope EU and certain non-EU companies. The SFDR framework is currently under review and it can be expected that further changes will be introduced. The European Commission has published a consultation on possible future changes to the SFDR and the European Supervisory Authorities have proposed potential changes to the SFDR RTS. The European Commission has also proposed an “Omnibus simplification package” (the “Omnibus Proposal”) aimed at simplifying sustainability regulatory requirements, which may introduce changes to regulations such as CSRD, CSDDD, and the EU Taxonomy Regulation (among possible other EU sustainability-related regulations). It is currently unclear to what extent any such changes will be implemented, and the extent to which these changes could impact us. More generally, various regulators throughout the globe have proposed and/or introduced requirements for asset managers to disclose the nature and extent to which they integrate sustainability-related considerations, including climate, broader environmental, workforce, supply chain, and governance-related matters, into their investment and risk management policies and processes (and associated regulatory disclosures), together with enhanced reporting obligations, and have also issued enhanced rules for certain investment vehicles on general sustainability-related risk management and disclosure. At the same time, regulators have also introduced requirements which oblige asset managers to ensure any such statements and disclosures are fair, clear and not misleading.
Globally, a lack of harmonization in relation to sustainability-related rules, regulations, priorities and enforcement across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing sustainability standards and requirements. Additionally, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. Compliance efforts by asset managers raise a number of challenges, including with respect to the allocation of resources to comply with regulatory requirements and implement monitoring and related controls both at firm level and at product level. Generally, we expect investor demands and the prevailing legal and regulatory environment to require us to devote additional resources to sustainability matters, including in our review of prospective investments and management of existing investments, which will increase our expenses.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our investment vehicles is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities.

There could be significant changes in U.S. tax law and regulations. While the likelihood and nature of any such legislation or regulations is uncertain, any such changes could materially increase the amount of taxes we or our portfolio companies are required to pay. Both the current U.S. administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code and other federal tax laws. Among other things, the current U.S. administration and the U.S. Congress may pursue tax policies seeking to alter the income tax rates and brackets applicable to individuals and corporations, exempt certain types of income from taxation, reduce or eliminate energy incentives enacted by the Inflation Reduction Act of 2022, provide tax incentives for domestic production and impose significant new tariffs on foreign goods. Both the timing and the details of any such tax reform are unclear. These changes could materially increase the amount of taxes and tax-related regulatory and compliance costs we and our portfolio companies are required to pay. For example, changes in the corporate tax rate may adversely impact the cash flow of our portfolio companies and result in our investment vehicles selling assets at values that are less than we projected, which could in turn have a negative impact to the investment vehicle's performance and to the pace of realizations. Further, any new regulations relating to compensation for certain covered employees under Section 162(m) could meaningfully reduce the amount of related tax deductions available to us.
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
Multi-national companies, such as us, continue to be a focus by the Organization for Economic Co-operation and Development (the "OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business. The OECD, which represents a coalition of member countries, has sought to make changes to numerous long-standing tax principles through its base erosion and profit shifting ("BEPS") project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. The OECD also recently finalized guidelines that recommend certain multinational enterprises to be subject to a minimum 15% tax rate, effective from 2024 ("Pillar Two").
Various countries have implemented or intend to implement the OECD’s recommended model rules. By way of example, the Council of the European Union formally adopted Pillar Two and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules that apply in respect of the fiscal years beginning from December 31, 2023. However, the current U.S. administration is not expected to adopt Pillar Two, creating additional uncertainty as to the application of these rules to multinational enterprises with a U.S. parent entity. Our business and our sponsored vehicles' and portfolio companies' businesses could be significantly impacted if the model rules, or any future variation, have been or will be implemented in any of the countries in which our business, our portfolio companies' businesses, or our investment structures are located. For example, the effect of Bermuda's commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect Global Atlantic's tax status in Bermuda. Effective tax rates could increase within our business, our portfolio companies’ businesses, or our investment structures, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently. The OECD’s proposals may also lead to an increase in the complexity, burden and cost of tax compliance for us and our funds’ portfolio companies. Given ongoing design, implementation, administration, and interpretation of such proposals, the timing, scope, and impact of any relevant domestic legislation or multilateral conventions remain subject to significant uncertainty.
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
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain "key persons" (for example, investment professionals who are named as "key executives" for certain geographically or product focused investment vehicles) cease to actively manage an investment vehicle or be substantially involved in KKR activities, investors in the investment vehicle will be entitled to reduce, in whole or in part, their capital commitments available for further investments on an investor-by-investor basis. In the case of many of our funds, investors may be permitted to terminate their remaining unfunded capital commitment in the event a "key persons" provision is triggered, which could indirectly lead to a limitation on the fund’s ability to conduct its business. In addition, the occurrence of such a "key person" event could cause us to agree to less favorable ongoing terms with respect to the affected fund. Although we periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated, such waiver is not guaranteed, and our limited partners' refusal to provide a waiver may have a material adverse effect on our business and financial results.
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
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our employees and other key personnel. If we cannot retain and motivate our employees and other key personnel and recruit, retain and motivate new employees and other key personnel, our business may be materially and adversely affected. The market for talented and qualified candidates is extremely competitive. Our ability to recruit, retain and motivate our employees is dependent on our ability to offer highly attractive incentive opportunities, compensation and benefits, some of which could be adversely impacted by any changes in regulation or tax law that impacts certain forms of incentives or other remuneration that we may typically offer employees, such as carried interest. For example, we allocate carried interest to certain of our employees, and if tax laws alter the favorable tax characteristics of carried interest, then the value of the carry as an incentive tool is materially diminished. Furthermore, clawback provisions related to our carried interest allocations and equity incentive awards to employees may render such compensation less attractive. The loss of any incentive compensation tools may cause us to incur additional expenses to pay competitively with other firms. Efforts to retain or attract employees, including our investment professionals, may result in significant additional expenses, which could materially and adversely affect KKR. In addition, our ability to successfully identify, hire, and promote employees may be impacted by legal and judicial developments outside of our control and may necessitate changes to employment practices. For example, some advocacy groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several cases alleging discrimination based on similar arguments have been filed since the decision, with scrutiny of certain corporate diversity and inclusion practices since this decision increasing. In January 2025, the current U.S. administration signed a number of Executive Orders focused on diversity, equity and inclusion initiatives, which include a broad mandate to eliminate federal diversity, equity and inclusion initiatives programs and a caution to the private sector to end what may be viewed as illegal diversity, equity and inclusion initiatives discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations.

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
We seek to retain our senior employees by having them agree to a confidentiality and, to the extent legally permissible, restrictive covenant agreement. However, there is no guarantee that the confidentiality and restrictive covenant agreements to which they are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and/or the laws applicable to them, we may not be able to, or may choose not to, enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent. Many U.S. states and countries in which we operate have proposed, considered, or have already adopted, laws and rules which significantly limit or ban noncompete clauses between employers and their employees, which could both limit our ability to enter into such restrictive covenants and our ability to enforce them. Even where enforceable, these agreements expire after a certain period of time, at which point our employees will be free to compete against us.
Our commitment to our people and our culture are integral to our ability to recruit and retain employees and maintain that culture. We strive to create a workplace environment where employees thrive both professionally and personally, and our key focuses include driving exceptional performance, enhancing our firm’s culture of collaboration, and aligning interests with fund investors. Growth and expansion of our businesses have necessitated extensive hiring of new employees over the last few years. While we are focused on the importance of maintaining our culture when making hiring decisions, rapid expansions of our employee headcount do present challenges to maintaining our culture, including, after a hire is made, continuing to ensure that the hire is integrated into our firm culture. If we do not continue to create a workplace environment which strives to achieve the objectives noted above or if we do not maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could materially and adversely affect our business, results of operations and financial condition.
On the other hand, our business could be damaged by the misconduct of our employees. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for our investment vehicles. Misconduct by our employees could impair our ability to retain and recruit our employees, to attract and retain clients and may subject us to significant legal liability, regulatory scrutiny, and reputational harm. For example, we are subject to substantial regulatory and contractual obligations and standards arising from our business, such as fiduciary duties, regulatory and legal obligations and confidentiality, relating to the assets we manage. The violation of these obligations or standards by any of our employees would adversely affect our clients and us. Our current and former employees may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our reputation. Furthermore, our business often requires that we deal with confidential matters with respect to our investment opportunities and completed investments. If our employees were improperly to use or disclose confidential information, we could become subject significant litigation or investigations, including with respect to violations of applicable securities laws. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases.

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
We rely on third parties whom we do not control for significant operational support and assistance with other aspects of our business, including for various operational, accounting, and data processes and systems as well as on the systems of third parties who provide services to us. Such third parties who provide services to us include law firms, accounting firms, prime brokers, custodians, escrow agents, placement agents, distribution partners, administrators and other consultants and agents to carry out administrative or other services, including insurance policy administration, securities transactions, recordkeeping, tax preparation, government filings, paying agent services, trustee services, technology services, administration services, and tax and accounting services. If any of these processes or systems do not operate properly, are disabled or not appropriately updated, or if the third parties’ services are erroneous, sub-standard or otherwise deficient, we could suffer financial loss, a disruption of our businesses, liability to us or our investment vehicles, regulatory intervention, fines, sanctions or reputational damage.
In certain third-party service provider relationships, including those where services are provided to our registered investment advisers or broker-dealer subsidiaries, we may be held liable if those service providers, their employees or their own third-party service providers are found to have violated regulations or engaged in misconduct. There can be no assurances that we or one of our investment vehicles will not experience, directly or indirectly, such negative impacts or otherwise be subject to or implicated by litigation or investigations involving any possible violation of such laws by such third-party service providers. For example, we or our investment vehicles may enter into agreements with third parties under which such parties will be entitled to indemnification under certain circumstances, including with respect to sanctions, fines, or penalties, including civil damage actions, imposed in connection with their activities related to our investment vehicles' investments.
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
In instances where we hold assets at a prime broker or custodian, in the event of the insolvency of such entity, our investment vehicles may not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets that the prime broker or custodian borrows, lends or otherwise uses. In addition, our and our investment vehicles’ cash held with a prime broker or custodian may not be segregated from the prime broker's or custodian's own cash, and our investment vehicles therefore may rank as unsecured creditors in relation to that cash.

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
Cybersecurity failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.
Our investment vehicle investors, stockholders, regulators and other stakeholders are increasingly focused on cybersecurity risk management. In today’s current threat landscape, we are continuously facing various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, nation-state threat actors, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). We may be exposed to more significant risk if these acts are taken by nation-state threat actors. Our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, such as attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of activities. These same cybersecurity breaches, cyberattack and cyber intrusions could also be employed against our various stakeholders or other third parties, including attempts to impersonate KKR or its employees, which could cause similar security impacts to our stakeholders and other third parties and materially and adversely impact us or our investment vehicles. Cyber-criminals may attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, like administrators, paying agents and escrow agents, may not be able to detect or protect against. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
Cybersecurity has become a top priority for regulators around the world. Rapidly developing and changing cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the U.K.’s Data Protection Act 2018, the European General Data Protection Regulation (“GDPR”) that became effective in May 2018, the E.U.’s regulations on digital operational resilience for the financial sector ("DORA"), which became effective in January 2023 and will begin to apply from January 2025 (which is designed to harmonize and strengthen digital operational resilience requirements for the EU's financial services sector and will require in-scope financial entities to comply with new requirements, including having a comprehensive governance and control framework for the management of information and communications technology risk), the Gramm-Leach-Bliley Act of 1999 as amended in June 2023 (and the applicable regulations thereunder) and the California Consumer Privacy Act (“CCPA”) that became effective in January 2020 and is amended by the California Privacy Rights Act (“CPRA”), which became operative in January 2023. The CPRA imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Global Atlantic is subject to the New York State Department of Financial Services (“NYSDFS”) cybersecurity regulation. In November 2023, the NYSDFS finalized amendments to its cybersecurity regulations which took effect in April 2024 (the “NYSDFS Cybersecurity Amendments”), which, among other things, imposes additional governance requirements, require the implementation of additional safeguards, impose various requirements on larger companies, require new and increased obligations related to written policies and procedures, heighten requirements around audits and risk assessments, and necessitate additional reporting requirements for cybersecurity incidents. More specifically, the NYSDFS Cybersecurity Amendments also require subject entities to (i)

establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) review and update any risk assessments at least annually, as well as whenever a change in the business or technology causes a material change to cybersecurity risk.
Furthermore, the SEC has underscored its focus on cybersecurity. In July 2023, the SEC adopted new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In February 2022, the SEC also proposed similar cybersecurity regulations for regulated investment advisers. If adopted in its proposed form, the proposed rule would require implementation of written cybersecurity policies and procedures to address cybersecurity risk in addition to requiring registered investment advisers to report significant cybersecurity incidents affecting the investment adviser or the investment vehicles it advises within 48 hours to the SEC and would impose a new recordkeeping policy and internal review requirements related to cybersecurity. If this proposal is adopted, it could increase our compliance costs and potential regulatory liability related to cybersecurity. The SEC has also proposed a similar cybersecurity rule for broker-dealers and other security market participants which would require subject entities to implement policies and procedures that are reasonably designed to address their cybersecurity risks and, at least annually, review and assess the design and effectiveness of their cybersecurity policies and procedures, including whether they reflect changes in cybersecurity risk over the time period covered by the review. Many regulators have indicated an intention to take more aggressive enforcement actions regarding cybersecurity matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
We cannot assure you that our cybersecurity risk management efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. Breaches in security could potentially jeopardize our, our employees’, our investment vehicle investors’, insurance policyholders’ or our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investment vehicle investors’, insurance policyholders’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investment vehicle investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we experience a cybersecurity incident and fail to comply with the relevant notification laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investment vehicle investors and clients to lose confidence in the effectiveness of our security measures.
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
We may use artificial intelligence and other quantitative analysis tools and models, developed by us or third-party service providers, to inform certain of our decisions. Such technology, analysis and models are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of artificial intelligence and machine-learning technologies to better manage our business. Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize artificial intelligence and machine-learning technology while carrying out their responsibilities. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent that we rely on the work product of such artificial intelligence in such operations.
There is also a risk that artificial intelligence may be misused or misappropriated by our employees or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence applications, resulting in such information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. If we or third-party developers whose artificial intelligence we utilize do not have sufficient rights to use the data or other material relied upon by such developers, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Further, we may not be able to control how third-party artificial intelligence that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of "big data," diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. In April 2023, the U.S. Federal Trade Commission (“FTC”), DOJ, CFPB, and EEOC released a joint statement on artificial intelligence, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such enforcement has included “sweeps” by the FTC focused on unfair or deceptive practices by companies purporting to use artificial intelligence in their operations or selling artificial intelligence products that may be used to mislead or deceive consumers. The NAIC has established a dedicated working group and adopted bulletins and reports on the use of artificial intelligence by insurers. Existing laws and regulations may be interpreted in new ways, which would affect the way in which we or our portfolio companies use artificial intelligence and machine-learning technology. In January 2025, the U.S. Department of Commerce’s Bureau of Industry and Security issued a rule requiring licenses to export certain closed-weight AI models and advanced computing integrated circuits beginning on May 15, 2025. In addition to the U.S. regulatory framework, in August 2024, the EU finalized a new regulation on artificial intelligence (the "EU AI Act"), parts of which are currently in effect and others of which are slated to take effect from late 2026. The EU AI Act is a legal framework, which governs the development and deployment of artificial intelligence placed on the EU market, used in the EU, or where the output is used or intended to be used within the EU. The framework bans certain uses of artificial intelligence outright based on its risk and impose material obligations on both the providers and deployers of certain other artificial intelligence activities. The fine threshold for non-compliance is expected to be 35 million euros or 7% of total annual worldwide turnover, whichever is higher, and regulators are expected to have powers to remove non-compliant products from the EU market. Other jurisdictions, such as Canada with its Artificial Intelligence and Data Act and Brazil with its AI Legal Framework, have either implemented or are also considering similar legal frameworks.

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
Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. See also “—Risks Related to Our Business—Rapidly developing and changing global privacy and data laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage” and “—Risks Related to Our Business—Cybersecurity failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.”
Rapidly developing and changing global privacy and data laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage.
We and our portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personal information and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, insurance policyholders, contractors and other counterparties and third parties. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, related contractual obligations, or other privacy legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of investor confidence and other reputational damage.
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
Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our portfolio companies may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the CCPA provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. The CCPA was expanded on January 1, 2023, when the CPRA amendments to the CCPA became operative. Additional U.S. states have passed their own comprehensive consumer privacy laws, some of which went into effect in 2023 and 2024, and other states are considering doing so, including Delaware, Iowa and Nebraska each of whom have new privacy laws taking effect in 2025. These state laws may expand our compliance obligations and impact our business or the businesses of our portfolio companies. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Global Atlantic, in particular, processes sensitive personal information of its policyholders, which exposes Global Atlantic to heightened risk. Global Atlantic is subject to the NYSDFS cybersecurity regulation. The NYSDFS Cybersecurity Amendments significantly expand the regulation by the NYSDFS of data privacy matters. Global Atlantic is also subject to the California Consumer Privacy Act. At the U.S. federal level, we are subject to the Gramm-Leach-Bliley Act of 1999 as amended in June 2023, which imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limits the ability to share and reuse such information.
In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions (as defined below) to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance starting in December 2025 and applies to us as it includes broker-dealers, investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers
In December 2024, the DOJ finalized a rule with phased-in compliance for U.S. persons, including us, beginning in April 2025 which will impose data security requirements, such as meeting certain standards for cybersecurity, adopting cybersecurity policies, conducting cybersecurity audits and performing due diligence and recordkeeping requirements, on, and prohibit the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain countries of concern which currently include China, Cuba, Iran, North Korea, Russia and Venezuela.
In addition, we and our portfolio companies are required to comply with certain non-U.S. privacy laws, including, for example, the GDPR, the Personal Information Protection Law of the People’s Republic of China (“PIPL”), which has parallels with the GDPR given that it has extra-territorial effect, applying to data processing activities in China and outside of China in certain circumstances, the India Digital Personal Data Protection Act 2023 and the UK Data Protection Act as well as laws in other jurisdictions globally. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these privacy laws with increased scrutiny and growing penalties, including across regions and borders. Furthermore, we frequently have privacy compliance requirements because of our contractual obligations with counterparties. As new privacy-related laws and regulations are implemented, the time, cost and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase. These legal, regulatory, and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally. Furthermore, failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, claims, or public statements against us or adverse publicity. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on us. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements.
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
We have and may continue to pursue growth through acquisitions of, or investments in, new businesses, other investment management companies, acquisitions of critical business partners, strategic partnerships, other alternative or traditional investment managers, or other strategic initiatives which also may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other alternative or traditional investment managers. For example, in April 2022, we expanded into the Japanese real estate market by acquiring KJRM, a Japanese real estate asset manager. In February 2021, we expanded into the insurance business by acquiring a majority controlling equity interest in Global Atlantic before acquiring the remaining minority equity interest in January 2024 to make Global Atlantic a wholly-owned subsidiary of KKR. For further detail on the challenges and risks related to this acquisition, see “—Risks Related to Our Insurance Activities—Our plans for Global Atlantic may not achieve their intended benefits, and certain challenges, costs or expenses may outweigh such intended benefits.”
Contemporaneously with the November 2023 announcement of our agreement to acquire the remaining equity interests in Global Atlantic, we announced a series of other strategic initiatives, which became effective with the January 2024 closing of the Global Atlantic transaction. These strategic initiatives were implemented in the first quarter of 2024 and included (i) creating a new business segment, Strategic Holdings, (ii) modifying KKR’s compensation structure to allocate a greater percentage to performance income and a lesser percentage to fee related earnings, and (iii) introducing a new financial reporting framework, including new non-GAAP measures, such as “Strategic Holdings Operating Earnings” and “Total Operating Earnings”. We currently believe that we will receive stable recurring revenues from our expectations that a larger percentage of our earnings will shift to what we consider to be more stable recurring revenues related to, among other things, our increased ownership interest in Global Atlantic and our future growth expectations over time in dividend payments from companies included in our new Strategic Holdings segment. However, these are our current expectations and not a guarantee that they will be realized as currently expected or be as accretive to our earnings as we currently believe they will be. Investors should consider the risks related to the implementation of these strategic initiatives. For example, expectations about dividend amounts and investment returns in the Strategic Holdings segment in the future and the future growth of such businesses, may be materially less than our current expectations or may not materialize at all, and assumptions, including relating to company free cash flow, future capital structures of such companies, future capital investments by us in such companies, future market and economic conditions, including interest rates, and other assumptions that may be material. There is no guarantee of achieving the amount of dividends included in our assumptions from companies held in the Strategic Holdings segment pursuant to our core private equity strategy, and actual results may vary materially from our expectations, including as a result of the assumptions described above changing and other factors that we may be unable to control or that may not be foreseeable. Changes in these and other assumptions may have a materially adverse impact on us or our investments. In addition, the volatility of employee compensation as a result of the modification of our compensation framework could impact our ability to hire, retain, and motivate our employees whom we are dependent on. See "—Risks Related to Our Business—We depend on the efforts, skills, reputations, business contacts, and conduct of our employees and our ability to retain our employees and to recruit prospective employees." We also may not achieve some or all of the expected benefits of our ownership of 100% of Global Atlantic. See "—Risks Related to Our Insurance Activities—Our plans for Global Atlantic may not achieve their intended benefits, and certain challenges, costs or expenses may outweigh such intended benefits."
To the extent we have made, or make, strategic investments or acquisitions undertake other strategic initiatives, expand into new investment strategies or geographic markets, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:
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

•combining, integrating or developing operational and management systems and controls, including an acquired business' internal controls and procedures;
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
See also "—Risks Related to Our Insurance Activities—Our plans for Global Atlantic may not achieve their intended benefits, and certain challenges, costs or expenses may outweigh such intended benefits."
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
We generally have a larger balance sheet than many of our competitors, and consequently, the performance of these balance sheet assets has a greater impact on our results of operations. In particular, during a period when our balance sheet assets are concentrated in a limited number of investments, results from a small number of investments can have a significant impact on our balance sheet performance. Our success in deploying our balance sheet assets and generating returns on this capital, particularly as it relates to our business, Strategic Holdings (the performance of which depends on the investment performance, and dividends of, many of our balance sheet assets), will depend, among other things, on the availability of suitable opportunities after giving priority in investment opportunities to our advisory clients, the level of competition from other companies that may have greater financial resources and our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities. The success of our Strategic Holdings segment will be dependent on the success of our balance sheet strategy.
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

We have developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third-party investors provide senior financing to an investment vehicle that invests in our investment vehicles and certain other investment assets. We have also entered into a similarly structured transaction where the cash flows of our balance sheet's capital commitments to our investment vehicles have been effectively pledged as collateral for the investment vehicle. In addition to the increased operational complexity and cost that arise from the structure and bespoke terms of these transactions, because of the subordinated nature of KKR's interests, we are at risk of losing all of our interests in these transactions ahead of any third-party if the investments do not perform as expected. For further information about KKR's unfunded commitments to its investment vehicles, including funding requirements to levered investment vehicles and structured transactions, see also Note 24 "Commitments and Contingencies - Funding Commitments and Others" in our financial statements.
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
Any of these governmental and regulatory authorities may challenge our and our employees’ compliance with any applicable laws and regulations, and we and our employees could become subject to civil or criminal proceedings brought by them for such noncompliance. Many of these regulators are empowered to demand fines, penalties, restrictions on activities, third-party oversight of various business processes, divestiture of certain investments, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses, authorizations and memberships. Any resolution of claims brought by a governmental and regulatory authority may, in addition to the imposition of significant monetary penalties, require an admission of wrongdoing or result in adverse limitations or prohibitions on our ability to conduct our business, including potential statutory disqualifications described below. Even if a sanction is not imposed, or a sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity, costs relating to legal defenses, and reputational harm relating to the regulatory activity or imposition of these sanctions could be significant.
Any of the foregoing consequences or events may damage our relationships with existing and potential investors in our publicly traded stock, our investment vehicles or our insurance products, impair our ability to raise capital for our investment vehicles, impair our ability to carry out investment activities, impair our ability to conduct our insurance business, and contravene provisions concerning compliance with laws and regulations in the agreements to which we are a party. In addition, as discussed further below, certain events could disqualify KKR from relying on various exemptions in the United States from various regulatory requirements, including pursuant to the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act, and Employee Retirement Income Security Act of 1974 ("ERISA") in conducting our investment management activities. For example, if we could no longer rely on private placement exemptions from registration under the Securities Act, this would materially and adversely affect our ability to raise financing for KKR and our ability to conduct our capital markets business. Moreover, any of these governmental or regulatory actions could also lead to increased exposure to: other allegations, examinations, inquiries or investigations by other U.S. and non-U.S. governmental and regulatory agencies on related or unrelated matters, civil litigation by our stockholders, fund investors, or other third parties, or could have other negative effects, which could materially and adversely affect us.
The private equity industry has been and continues to be under intense regulatory and news media scrutiny with governmental officials and regulators focusing on the private equity industry's fees, the taxation of its investments, business practices, antitrust compliance and operations of its portfolio companies, conflicts of interest, and other issues. In particular, the SEC's areas of focus on private equity firms have included, among others, fiduciary duty and compliance programs, conflicts of interest, allocation of investment opportunities, the allocation of fees and expenses, including the acceleration of monitoring fees and the allocation of broken-deal and other expenses, valuation practices, the disclosure, use and compensation of operating partners or consultants as well as third-party compliance or similar service providers, outside investment and business activities of firm principals and employees, group purchasing arrangements, disclosure of affiliated service providers, disclosure of conflicts of interest and investment risks, adherence to notice, consent and other contractual requirements, electronic communications, cybersecurity, data privacy and protection, the use of purchased data, valuation, retail investors, foreign bribery and corruption, and policies covering custody, auditing, handling of material nonpublic information, insider trading, business continuity and transition planning, conflicts of interest relating to liquidity, such as certain adviser-led fund restructurings, as well as private fund advisers' portfolio strategies, risk management, and investment recommendations and allocations.
Certain Recent and Potential Regulatory Developments
In April 2024, the U.S. Department of Labor ("DOL") finalized a rule which redefines when a person would be an “investment advice fiduciary” for purposes of ERISA, (the “2024 Rule”), as well as amending associated prohibited transaction exemptions (“PTEs”), including PTE 84-24, which, among other things, provide exemptive relief to certain transactions relating to the purchase of insurance contracts, annuities and securities issued by an investment company. In addition, the DOL amended certain prohibited transaction class exemptions for investment advice fiduciaries, including PTE 2020-02, which permits an investment advice fiduciary to receive fees in connection with investment advice provided by the fiduciary on the condition that the fiduciary satisfies certain requirements including a “care obligation” and a “loyalty obligation” described in the exemption, and receive no more than reasonable compensation for the advice (the 2024 Rule and the PTE and Prohibited Transaction Class Exemption amendments proposed as a part of the 2024 Rule release collectively referred to as the “2024 Rule Release”). The 2024 Rule imposes fiduciary status on certain financial institutions that were not considered fiduciaries under applicable historical DOL rules, including, for example, institutions providing “one time” recommendations in connection with retirement plan rollovers such as those made to individual retirement accounts (“IRAs”) subject to Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). The 2024 Rule would materially increase the likelihood that a fund sponsor could inadvertently become a fiduciary to plans governed by ERISA and the Code, by reason of being deemed to have rendered investment advice in the context of fundraising and investor engagement. The 2024 Rule broadly applies to any communication made to ERISA-governed plans, IRAs, and their fiduciaries that would reasonably be viewed as a suggestion that the plan engage in, or refrain from taking, a particular course of action, and, therefore, may potentially create a fiduciary relationship between the fund sponsor and an ERISA plan or IRA for purposes of that communication. In the event that the fund sponsor was deemed to be an investment advice fiduciary, such fund sponsor would generally need to satisfy a complicated exemption to avoid a self-dealing prohibited transaction under ERISA and the Code. When and if some or all of the 2024 Rule Release becomes effective is uncertain as a result of recent and potential litigation pertaining to the 2024 Rule Release.
In June 2024, a three-judge panel of the US Court of Appeals for the Fifth Circuit unanimously vacated the SEC’s private fund adviser new rules and amendments to existing rules under the Investment Advisers Act of 1940 (the “Advisers Act”) (collectively, the “Private Fund Adviser Rules”), which the SEC had previously adopted in August 2023. The SEC did not appeal the Fifth Circuit’s ruling. Despite the SEC’s decision to not appeal the decision, the SEC’s focus on private funds may continue, including regarding particular industry practices and potential areas of focus for exams and enforcement going forward, which could still have a significant effect on private fund advisers and their operations, including by increasing regulatory and compliance costs and burdens and heightening the risk of regulatory action.
The FTC and the Antitrust Division of the U.S. Department of Justice ("DOJ") have in prior years and recently announced several initiatives and policy shifts to increase antitrust enforcement in the United States, where we and many of our portfolio companies conduct business. It remains to be seen to what extent these changes will be maintained and/or continued by the FTC and DOJ in the current U.S. administration. For example:
•In November 2024, the DOJ published updated guidance on how the DOJ’s Antitrust Division will evaluate corporate compliance programs when making charging decisions and sentencing recommendations relating to criminal antitrust violations, such as bid-rigging, price-fixing, and market allocation schemes. The updated guidance places a particular emphasis on scrutinizing an antitrust compliance program’s assessment of risks associated with the use of emerging technologies. This guidance follows recent enforcement actions and interventions in litigations that involve the alleged use of algorithms to determine pricing and facilitate collusive activity.
•In October 2024, the FTC published a final rule effective for HSR Act filings submitted on or after February 10, 2025 that significantly modifies the pre-merger notification requirements under the Hart-Scott-Rodino Act (“HSR Act”). The new requirements impose extensive additional information and document obligations on those required to file such notifications (such as certain of our affiliates), including requiring information on competition and supply relationships, additional documents in certain instances, and narrative descriptions of both a transaction’s rationale and the parties’ commercial activities. This rule could potentially limit the ability to file expeditiously in any transaction requiring such filing as it will take additional time and cost to prepare HSR filings. On January 10, 2025, the Chamber of Commerce of the United States of America, Business Roundtable, American Investment Council and Longview Chamber of Commerce filed a complaint in the United States District Court for the Eastern District of Texas for declaratory and injunctive relief against the FTC and Lina Khan in her official capacity at the time as Chair of the Commission, challenging the new requirements. The litigation is still pending. Please see Note 24 "Commitments and Contingencies—Litigation" in our financial statements for further information with respect to ongoing litigation between the DOJ and us related to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the HSR Act for certain transactions in 2021 and 2022.
•In December 2023, the FTC and the DOJ jointly issued the final updated Merger Guidelines, which describe and guide FTC and DOJ’s review of mergers and acquisitions under the federal antitrust laws. These Merger Guidelines reflect the U.S. government’s commitment to rigorous and aggressive antitrust enforcement practices under the Biden Administration. Similarly, DOJ enforcement of Section 8 has resulted in several director resignations from companies (including private equity investments) since the effort began in October 2022. Across all areas of antitrust enforcement, FTC and DOJ officials have explicitly identified the private equity industry an area of focus. The increased scope and vigor of antitrust regulation and enforcement could impact our business, the investment activities of us and our funds and the businesses of our portfolio companies.
•In November 2022, the FTC issued a policy statement regarding the scope of unfair methods of competition under Section 5 of the Federal Trade Commission Act, declaring that Section 5 reaches beyond the Sherman and Clayton Acts to encompass various types of unfair conduct that tend to negatively affect competition conditions, including private equity roll ups, price discrimination, interlocking directorates, and non-compete agreements.
•The FTC announced in September 2022 that it would increase enforcement of the Robinson Patman Act, which targets price discrimination, across all industries.
In prior years and recently, the SEC has also been active in promulgating proposed and final rules relating to their oversight of investment advisers. For example:
•In May 2023, the SEC adopted changes to Form PF, a confidential form relating to reporting by private funds, which expands existing reporting obligations by requiring large hedge fund advisers to make a filing within 72 hours of certain current reporting events and large private equity fund advisers to provide additional information regarding general partner clawbacks and fund strategy and borrowing in their annual Form PF filings. These changes took effect in December 2023 and June 2024. In addition, the SEC (in May 2023) and the Commodity Futures Trading Commission (“CFTC”) (in February 2024), jointly adopted amendments to Form PF that expand the information that private fund advisers must provide in their Form PF filings. The compliance date for these joint amendments is June 2025. The SEC has also adopted new and amended rules applicable to KKR and/or its investment advisory and other entities that, among other things, shorten the deadlines for filing beneficial ownership reports with the SEC, require annual reporting of votes on say-on-pay proxy matters, and increase reporting of short positions in equity securities.
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
•The SEC's amended rule for investment adviser marketing became effective in November 2022. The rule increases regulatory obligations and imposes more prescriptive requirements on investment advisers' marketing activities, including prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate, as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of certain of our funds and other investment advisory functions both within and outside of the United States. The SEC has settled multiple actions against investment advisers for violating the marketing rule, and compliance with the marketing rule may remain a significant focus in SEC exams.
•On October 26, 2022, the SEC proposed a new rule and related amendments to prohibit SEC-registered investment advisers from outsourcing certain services or functions to service providers without meeting certain requirements, including substantial diligence and monitoring obligations.
The National Association of Insurance Commissioners (“NAIC”) continues to consider various initiatives to change and modernize its financial and solvency regulations. For instance, the NAIC is undertaking a review of regulatory considerations applicable to insurers and reinsurers owned by a private equity firm and has appointed the Macroprudential (E) Working Group (“MWG”) to coordinate this workstream. The MWG has adopted a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers”, which list was subsequently adopted by the NAIC (the “NAIC List”), which consists of regulatory considerations that pertain to the ability of state insurance regulators to effectively monitor the solvency of an insurer owned by a private equity group and to assess risks faced by such insurer's holding company system. The NAIC has referred several of the issues to certain NAIC working groups so that the regulatory considerations set forth in the NAIC List can be further evaluated. These actions signify increased scrutiny of insurance companies owned by private equity firms and the potential for additional regulation. The NAIC and state insurance regulators use the NAIC List to review additional information related to affiliates and investment structures (including revisions to the capital charges for asset-backed securities, in particular CLOs), investment management agreements, governance, market conduct practices and use of third-party administrators. For example, insurance regulators, including the NAIC, have increasingly focused on the terms and structure of investment management agreements, including whether they are at arms' length, establish a control relationship with the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable or termination provisions that make it difficult or costly for the insurer to terminate the agreement. Regulators have also increasingly focused on the risk profile of certain investments held by insurance companies (including, without limitation, structured credit assets such as collateralized loan obligations), appropriateness of investment ratings and potential conflicts of interest (including affiliated investments), and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company's relationship with alternative asset managers that may impact the insurance company's risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into or amend existing investment management agreements or advisory with insurance companies and thereby grow our insurance strategy. Our relationships with Global Atlantic and other insurers and reinsurers are subject to additional scrutiny and potentially additional regulatory requirements, which may have a material impact on us. See also "—Risks Related to our Insurance Activities— Global Atlantic's businesses are heavily regulated across numerous jurisdictions, including with respect to capital requirements, and changes in regulation could reduce the profitability of our insurance business."
There have been many new regulations, legislation, and initiatives promulgated in the European Union and the United Kingdom in prior years and recently announced, which are applicable to us or our investment vehicles. For example:
•In June 2023, the UK’s Financial Services and Markets Act 2023 (the “Financial Markets Act”) was given royal assent and made significant changes to the UK’s financial regulatory framework. The Financial Markets Act contains measures to, among other things: (i) establish a framework for the revocation of EU financial services law that was retained in English law following Brexit; (ii) reform the legislative framework governing the UK's capital markets; (iii) reform the financial promotion framework; and (iv) give the FCA and the Prudential Regulation Authority ("PRA") a new secondary objective to advance long-term economic growth and international competitiveness of the UK. The exact impact of these changes is not yet fully known, but they could result in increasing and, ultimately, potentially significant divergence between the UK's financial services regulatory framework and the EU financial services framework, which could increase regulatory compliance costs across our business and impact the ability of our regulated portfolio companies to scale across the UK and EU markets.
•The Alternative Investment Fund Managers Directive (“AIFMD”) provides for a comprehensive regulatory and supervisory framework for AIFMs managing or marketing alternative investment funds in the EU. The AIFMD imposes various substantive regulatory requirements on AIFMs, including a subsidiary of ours which is authorized as an AIFM by the Central Bank of Ireland, and there have been a number of significant changes that, if adopted, will affect our business. On August 2, 2021, Commission Delegated Regulation (EU) 231/2013 was amended to require sustainability risks and sustainability preferences to be integrated into the investment decision-making and risk management processes of AIFMs. The amendments applied from August 1, 2022. On March 26, 2024, Directive (EU) 2024/927 (“AIFMD II”) amending the AIFMD in the EU was published in the Official Journal of the European Union and entered into force on April 15, 2024. EU member states will have until April 16, 2026 to implement AIFMD II, subject to specific transition provisions for existing loan originating funds and for new reporting requirements. The AIFMD II changes include, but are not limited to, amendments to provisions relating to delegation arrangements, liquidity risk management, supervisory reporting, provision of depositary and custody services and loan origination by alternative investment funds. Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with existing and potential new applicable sustainability regulations. The potential impact to us of these regulations is further described in “—Risks Related to Our Business—We are subject to focus by some of our fund investors, stockholders, regulators and other stakeholders on sustainability matters.”

Additionally, our business could be adversely affected if we or our portfolio companies fail to comply with existing and potential new applicable regulations relating to artificial intelligence, including the EU AI Act, privacy, data, and information security. The potential impact to us of these regulations is in “—Risks Related to Our Business—Rapidly developing and changing global privacy and data laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage” and "—Risks Related to Our Business—Cybersecurity failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments."
Any current or future proposed rulemaking or rule amendments may lead to potential changes in the regulatory framework applicable to our business (including any changes or potential changes that are not described above or that we are unaware of or that may arise from new leadership at regulators and in governments in the U.S. and abroad), as well as adverse news media attention, may: impose additional expenses or capital requirements on us; limit our fundraising for our investment products; result in limitations in the manner in which our business is conducted; have an adverse impact upon our results of operations, financial condition, reputation or prospects; impair employee retention or recruitment; and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives, or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact our funds and us in a number of ways, including: increasing our costs and the cost for our funds of investing, borrowing, hedging or operating; increasing the funds' or our regulatory operating costs; imposing additional burdens on our funds' or our staff; and potentially requiring the disclosure of sensitive information. Even if not enacted, evaluating, and responding to new rulemaking proposals could result in increased costs and require significant attention from management. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, courts, regulators, and self-regulatory organizations. New laws, regulations, initiatives or regulatory guidance, or changes in interpretation or enforcement, could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our business. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements of the trading and other investment activities of alternative investment management funds and firms, including our funds and us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations.
Current Alternative Asset Manager Legal and Regulatory Environment.
We regularly rely on exemptions in the United States from various regulatory requirements, including pursuant to the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and ERISA in conducting our investment management activities. These exemptions are sometimes highly complex and may in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected.
For example, in raising new funds or certain other vehicles, we typically rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including our funds) if the issuer or any of its "covered persons" (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a "disqualifying event," which includes a variety of criminal, regulatory and civil matters (so-called "bad actor" disqualification). If our funds (or other vehicles) or any of the covered persons associated with our funds (or other vehicles) are subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair their ability to raise new funds (or other products) and our ability to organize and offer new funds (or other vehicles), and, therefore, could materially and adversely affect us. We also rely on Rule 506 in connection with our capital markets business activities, including with respect to various fundraising activities discussed above and in connection with transactions in which our investment funds or insurance companies may participate as a sponsor or as a purchaser or a seller of securities. The occurrence of a disqualifying event could materially and adversely affect our ability to raise financings for KKR and our ability to conduct our capital markets business, which depends on KKR’s ability to participate in unregistered securities offerings. As we expand the array of vehicles that we offer to retail investors, we may increasingly rely on the Rule 506(c) safe harbor so that we can incorporate general solicitation or general advertising into offerings for certain investment products, which will require us to implement a more robust protocol to validate accredited investor status.

In addition, we serve as an investment adviser to a number of investment companies registered under the Investment Company Act of 1940. A disqualification under Section 9(a) of the Investment Company Act of 1940 would bar us and our affiliates from serving in these roles and would materially and adversely affect our business. Even absent a disqualifying event, if the SEC were to initiate any administrative proceeding pursuant to Sections 203(e)(2)‐(6) of the Investment Advisers Act of 1940, the SEC could initiate an action to censure, place limitations on the activities of, or suspend or revoke our registration as an investment adviser, which would materially and adversely restrict our ability conduct our business. Similarly, a disqualification event that renders us ineligible to rely on the Qualified Professional Asset Manager (QPAM) exemption as promulgated by the DOL (amendments to which went into effect in July 2024) could have a material adverse effect on our or our affiliates' businesses as we would no longer be able to use this exemption to manage the ERISA assets of third-party investors. In addition, if certain of our employees or any potential significant investor has been the subject of a disqualifying event as "covered persons" (as discussed above), we could be required to reassign or terminate such an employee or we could be required to reduce or refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, make it more difficult to raise new funds (or other products), or impact our ability to conduct our capital markets business, which depends on KKR’s ability to participate in unregistered securities offerings.
We are and will become further subject to additional regulatory and compliance burdens because our product offerings and investment platform include retail investors. For example, certain of our investment vehicles are registered under the Investment Company Act as investment companies. These funds and their investment advisers are subject to the Investment Company Act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions. In addition, we have one or more affiliates, which provide investment advisory services to a BDC. BDCs are subject to certain restrictions and prohibitions under the Investment Company Act. If the entity fails to meet the requirements for a BDC, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to different regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for our affiliated advisor. We have also launched holding company conglomerates that are structured and operated in a manner that does not subject these entities to registration or regulation under the Investment Company Act. If a holding company conglomerate were required to register under the Investment Company Act, the applicable restrictions could make it impractical for the company to operate its business plans as contemplated, which could cause KKR significant harm and materially and adversely affect our business strategy and prospects. As our business expands, we may be required to make additional registrations under the Investment Company Act or similar laws, including in jurisdictions outside the United States. Compliance with these and other U.S. and non-U.S. rules will increase our compliance costs and create potential for additional liabilities and penalties, which would divert management's attention from our business and investments.
Rule 206(4)-5 under the Investment Advisers Act regulates "pay to play" practices by investment advisers involving campaign contributions and other payments to elected state and local officials or candidates for political office who are able to exert influence on government clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its covered associates, as defined under Rule 206(4)-5, makes a disqualifying political contribution or other payment to a governmental official. In addition to the two-year cooling off period, a disqualifying contribution presents potential enforcement risk, which may subsequently result in a monetary fine or, more significantly, a disqualification from reliance on the Regulation D exemption, which would further impact KKR's investment advisory business. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. There has also been similar rulemaking on a state-level regarding "pay to play" practices by investment advisers, including in California and New York. FINRA has released its own set of "pay to play" regulations that effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker- dealer or one of its covered associates. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties, including those mentioned above, as well as reputational damage.
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
In addition, the Financial Stability Oversight Council (“FSOC”), an interagency body charged with identifying and monitoring systemic risk to financial markets, can designate certain nonbank financial companies as systemically important financial institutions (“SIFI”) to be supervised by the U.S. Board of Governors of the Federal Reserve System. Currently, there are no nonbank financial companies with a nonbank SIFI designation. The FSOC has, however, designated certain nonbank financial companies as SIFIs in the past, and additional nonbank financial companies, which may include large asset management companies, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating nonbank financial companies as SIFIs, which eliminated FSOC’s prioritization of an “activities-based” approach under its prior guidance for identifying, assessing and addressing potential risks to financial stability. The elimination of an “activities-based” approach over designation of an individual firm as a nonbank SIFI under the amendments to the FSOC’s nonbank SIFI designation guidance adopted in November 2023 may increase the likelihood of FSOC designating one or more asset management companies as a nonbank SIFI. If we were to be designated as a SIFI, or if any of our business activities were to be identified by the FSOC or any other regulatory agency as warranting enhanced regulation or supervision by certain regulators, we could be subject to materially greater regulatory burdens, which could adversely impact our compliance and other costs, the implementation of certain of our investment strategies and our profitability. The FSOC 2022, 2023 and 2024 annual reports noted the potential for increased interconnectivity of the financial markets as a result of private equity firms’ growing role in the insurance sector and raised concerns with the growing concentration of private debt and other complex alternative investments on the balance sheets of insurers owned by private equity firms. The FSOC 2024 annual report re-emphasized its support for the ongoing monitoring of companies in this industry to ensure scope, the adequacy and effectiveness of regulatory and supervisory tools and its support for strengthening supervisory, credit analysis, risk management and capital frameworks applicable to insurers and reinsurers, including affiliated and offshore entities. In addition, the FSOC 2024 annual report emphasized its support for state insurance authorities and the NAIC to consider concentrations of risk and counterparty exposure to affiliated offshore entities to address the supervisory implications of the growing use of offshore reinsurance, including asset adequacy testing to assess asset-intensive reinsurance and reduce potential incentives for regulatory arbitrage and its support for such regulators to work toward greater disclosure of private market investments and offshore reinsurance in statutory financial reporting, and to consider whether enhancements in supervisory tools and processes related to ratings assessment of, and risk-based capital charges for, such assets should be required. In addition to FSOC’s recent focus on the private equity industry more generally, the International Monetary Fund has urged global insurance authorities, and FSOC, to focus specifically on the relationships between private equity and insurance companies and has encouraged regulatory authorities to consider additional oversight of participants in the market for private credit.
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
Certain of the investment vehicles we manage and certain portfolio companies that engage in originating, lending and/or servicing loans, may consider investments that would subject such investment vehicles or portfolio companies to U.S. state and federal regulation. If our investment vehicles or portfolio companies engage in these activities, they may be subject to state-level regulatory requirements including borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements, and other state regulatory requirements, as well as federal regulatory requirements including consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that generally are administered by the U.S. Consumer Financial Protection Bureau. These U.S. state and federal regulatory programs are designed to protect borrowers. There is a potential for increased risk of legislative and regulatory action that could adversely limit and affect our and our portfolio companies' businesses relating to these activities.
U.S. state and federal regulators and other governmental entities, including state attorneys general, have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. If we enter into transactions that subject us to these risks, failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our investment vehicles and ultimately on us.
In Europe and the Asia-Pacific, there are also laws and regulations that are designed to ensure the integrity of the financial markets or other objectives and are not principally designed to protect our stockholders, including, for example, our subsidiaries and investment vehicles managed by us outside of the United States which are subject to various laws, rules, regulations, their respective national implementing legislation, including in the EU, the UK, and various countries in Asia-Pacific, including, for example:
•the European Market Infrastructure Regulation ("EMIR"), the legislation amending EMIR ("EMIR Refit") and their UK equivalents, which impose various reporting, margining and central clearing requirements on certain derivative transactions;
•finalized rules and guidance published by the FCA in July 2022 regarding its Consumer Duty which sets out a standard of care applicable to firms providing products to retail customers. This standard of care sets out certain outcomes related to products and services, price and value, consumer understanding and consumer support. Firms must consider the needs and characteristics of their retail customers to ensure that these outcomes are being met and that the products and services provided are appropriate for the customers in question. These rules only apply to products offered to retail customers in the UK, and as certain of our products are now available to such investors through third-party distributors, these rules may increase the regulatory compliance cost of doing business in the UK;
•the second Markets in Financial Instruments Directive ("MiFID II") and its UK equivalent (as implemented in English law via the European Union (Withdrawal) Act 2018, the Markets in Financial Instruments (Capital Markets) (Amendment) Regulations 2021 and the rules of the FCA), which imposes a range of compliance requirements on our business in areas such as transaction reporting, marketing infrastructure and securities and derivatives trading. On March 8, 2024, Directive 2024/790 (“MIFID III”) amending MiFID II in the EU and Regulation 2024/791 (“MiFIR II”) amending the Markets in Financial Instruments Regulation (“MiFIR”) were published in the Official Journal of the EU and entered into force on March 28, 2024. EU member states will have until September 29, 2025 to implement MiFID III. The MiFID III and MiFIR II changes include, but are not limited to, amendments to provisions relating to trade transparency, share and derivatives trading obligations, payment for order flow, transaction reporting and consolidated tape providers;

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
•the United Kingdom Financial Conduct Authority has heightened its oversight of private markets, initiating thorough reviews to evaluate valuation practices and the management of confidential information within the sector. This heightened regulatory scrutiny is anticipated to lead to increased compliance obligations and oversight measures. As a result, additional laws, regulations and guidance targeting private markets are expected to be introduced in the United Kingdom in the near future;
•the Securities Financing Transaction Regulation, which requires securities financing transactions to be reported to trade repositories, places additional reporting requirements on investment managers and introduces prior risk disclosures and written consent before assets are rehypothecated;
•the EU regulation on digital operational resilience for the financial sector, designed to harmonize and strengthen digital operational resilience requirements for the EU's financial services sector; and
•in addition to applicable antitrust, merger, and acquisition-related laws, rules, and regulations in the United States discussed above, we, our subsidiaries, our investment vehicles, or certain of our investments are also subject to similar laws outside the United States. For example:
◦in October 2024, the Australian government released the Treasury Laws Amendment (Mergers and Acquisitions Reform) Bill (the “Bill”) introducing significant reforms to Australia’s merger laws for which compliance will be formally required commencing on January 1, 2026. The Bill transitions Australia to a mandatory notification administrative regime when certain monetary thresholds are met and where an investment has the requisite nexus to Australia. The Bill will impose extensive new information and document requirements when such filings are required.
◦In addition, in November 2022, the EU adopted Regulation (EU) 2022/2560 on foreign subsidies distorting the internal market, which came into force in mid-2023, which, subject to certain thresholds, requires mandatory notification of acquisitions involving financial contributions by non-EU governments.
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
Portfolio Company Legal and Regulatory Environment
We are subject to certain laws, such as certain environmental laws, takeover laws, anti-bribery, trade sanctions, economic control, anti-money laundering and anti-corruption laws, escheat or abandoned property laws, antitrust laws, data privacy and data protection laws, foreign direct investment laws and insolvency laws that may impose requirements on us and our portfolio companies as an affiliated group. As a result, we could become jointly and severally liable for all or part of fines imposed on, or debts of, our portfolio companies or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. Moreover, portfolio companies may seek to hold us responsible if any fine imposed on them is increased because of their membership in a larger group of affiliated companies. For example, on January 27, 2021, the Court of Justice of the European Union ("CJEU") affirmed the 2014 decision of the European Commission to fine 11 producers of underground and submarine high voltage power cables a total of 302 million euros for participation in a ten-year market and customer sharing cartel. Fines were also imposed, and confirmed by the CJEU, on parent companies of the producers involved, including Goldman Sachs, the former parent company of one of the cartel members. Similarly, on July 29, 2021, the United Kingdom Competition and Markets Authority announced that it had fined a pharmaceutical company and its former parent companies, two private equity firms, more than 100 million British pounds for abuse of dominance by charging excessive and unfair prices. In addition, the DOJ has named private equity sponsors as co-defendants in cases brought under the False Claims Act involving allegedly unlawful conduct by portfolio companies. In various cases, private equity sponsors and portfolio companies have settled claims by agreeing to the payment of substantial monetary penalties. In addition, compliance with certain laws or contracts could also require us to commit significant resources and capital towards information gathering and monitoring, thereby increasing our operating costs. For example, because we may indirectly control voting securities in public utilities subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including entities that may hold electric transmission assets and/or FERC authorization to charge market-based rates for sales of wholesale power and energy, we may be subject to certain FERC regulations, including regulations requiring us and our portfolio companies to collect, report and keep updated substantial information concerning our control of such voting interests and voting interests in other related energy companies, corporate officers, and our direct and indirect investment in such utilities and related companies. Additionally, certain of our portfolio companies may be subject to reporting requirements under, among others, Australia’s Foreign Acquisitions and Takeovers Act (1975), which is administered by the Foreign Investment Review Board (“FIRB”), because of the composition of KKR’s investment funds, among other reasons. Such rules may subject our portfolio companies and us to costly and burdensome data collection and reporting requirements and penalties for non-compliance.
In the United States, certain statutes may subject us or our funds to the liabilities of our portfolio companies. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also referred to as the "Superfund," requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the U.S. Environmental Protection Agency to take any necessary response action at Superfund sites, including ordering potentially responsible parties liable for the release to pay for such actions. Potentially responsible parties are broadly defined under CERCLA and could include us.
In addition, we or certain of our investment vehicles could potentially be held liable under ERISA for the pension obligations of one or more of our portfolio companies if we or the investment vehicle were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under such rules, and the pension obligations of any particular portfolio company could be material. On March 28, 2016, a Federal District Court judge in Massachusetts ruled that two private equity funds affiliated with Sun Capital were jointly and severally responsible for unfunded pension liabilities of a Sun Capital portfolio company. While neither fund held more than an 80% ownership interest of the portfolio company, the percentage required under existing regulations to find liability, the court found the funds had formed a partnership-in-fact conducting a trade or business and that as a result each fund was jointly and severally liable for the portfolio company's unfunded pension liabilities. While a federal appellate court only upheld certain aspects of the District Court holding, if the rationale of the District Court decision were to be applied by other courts, we or certain of our investment funds could be held liable under ERISA for certain pension obligations of portfolio companies. In addition, if this same rationale were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts. Similar laws that could be applied with similar results also exist outside of the United States. Moreover, if the general accounts or separate accounts of one or more of our insurance subsidiaries were to constitute "plan assets" for purposes of ERISA, in the absence of an exemption we could incur liability under the prohibited transaction provisions of ERISA and the Code as a result of any investment management activities by KKR with respect to, or transactions involving Global Atlantic or KKR's investment vehicles with respect to, such general account or separate account assets, and we could become prohibited from being compensated for managing our insurance subsidiaries' assets. See also “—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR— Certain Recent and Potential Regulatory Developments” above regarding the April 2024 U.S. DOL final rule that would materially increase the likelihood that an investment adviser, such as us, could inadvertently become a fiduciary to certain retirement plans by reason of being deemed to have rendered investment advice.

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
Anti-corruption, economic sanctions, trade controls, and foreign direct investment laws
Federal, state and foreign anti-corruption and economic sanctions, trade control laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for Foreign Corrupt Practices Act (“FCPA”) violations or other acts of bribery, or violations of applicable sanctions, other trade control, or foreign direct investment laws committed by companies in which we or our funds invest or which we or our funds acquire.
We are subject to a number of laws and regulations relating to the prevention of financial crime, including restrictions imposed by the FCPA, as well as economic sanctions and trade control laws administered by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC"), the U.S. Department of Commerce, and the U.S. Department of State, and anti-money laundering laws, including the Corporate Transparency Act (together with its implementing regulations, the "CTA"). The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. The CTA is an anti-money laundering law that went into effect January 1, 2024, and requires entities formed or registered to do business in the U.S. that do not qualify for an exemption to disclose beneficial ownership information regarding natural persons who are its “beneficial owners”—which includes 25% or greater beneficial owners, certain senior officers, and other individuals who otherwise exercise “substantial control” over the reporting company—to the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN”). However, due to various ongoing litigation efforts challenging the constitutionality of the CTA, legislation passed by the House seeking to extend the CTA’s reporting deadlines, and FinCEN’s recently-stated intent to assess “options to modify further deadlines or reporting requirements,” as-of the date of this report, the go-forward enforceability of the CTA and scope of the CTA’s reporting requirements are somewhat unclear.
In August 2024, the FinCEN issued a final rule that will require registered investment advisers and exempt reporting advisers to, among other measures, adopt an anti-money laundering and countering the financing of terrorism ("AML/CFT") program and file certain reports with FinCEN starting on January 1, 2026. The final rule will delegate authority to the SEC to examine registered investment advisers and exempt reporting advisers' compliance with these requirements. The final rule will impose additional regulatory obligations related to AML/CFT on our investment advisory business. In May 2024, the SEC and FinCEN issued a joint notice of proposed rulemaking to apply customer identification program (CIP) obligations to both registered investment advisers and exempt reporting advisers; however, as of the date of this report, it is unclear when this rulemaking will be finalized. OFAC, the U.S. Department of Commerce, and the U.S. Department of State administer and enforce various economic sanctions and trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing investment vehicle investors, finding new investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments. Some of these regulations provide that penalties can be imposed on us for the conduct of a portfolio company, even if we have not ourselves violated any regulation.
In addition, we are subject to the UK Economic Crime and Corporate Transparency Act 2023 (the “UK Corporate Transparency Act”), which aims to prevent the abuse of UK corporate structures and address various financial crimes by introducing measures such as introducing a new criminal offense for large organizations for failing to prevent fraud offenses and reforms the criminal liability regime for corporate entities. The UK Corporate Transparency act also requires in-scope entities to provide additional identification information, such as registered office and email address information and the identities of directors to the UK Companies House. In addition, in June 2024 the European Union published a package of legislation designed to strengthen the EU's anti-money laundering and countering the financing of terrorism rules (the “AML Package”). Certain regulations within the AML Package are designed to harmonize the anti-money laundering rules in the EU and introduces more stringent customer due diligence requirements for in-scope entities, which includes our EU subsidiaries and EU-domiciled investment vehicles managed by KKR. Implementation of the AML Package will be phased in over time with full compliance expected by July 2027. These laws and regulations may impact us, our investment vehicles, or our investments in various ways, including the ways in which we service and onboard fund investors, source new investments, and activities engaged in by the portfolio companies in our investment portfolio or other controlled investments. Further, certain of these regulations provide that penalties may be imposed on us for the conduct of a portfolio company, even if we have not ourselves otherwise violated any regulation.
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
The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government's response to political demonstrations in Hong Kong, the Chinese government's treatment of Uighurs and other ethnic minorities, the Chinese government's capabilities to conduct surveillance on its own population and internationally, and the capabilities of the Chinese military, paramilitary, security and police forces. The U.S. has also enacted rules aimed at restricting China's ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of these measures, including by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and by authorizing the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future.
Anti-corruption, anti-money laundering, economic sanctions, and trade control laws imposed by non-U.S. jurisdictions, such as EU and UK sanctions or blocking statutes and the UK Bribery Act, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult.
In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act ("FIRRMA"), the Committee on Foreign Investment in the United States ("CFIUS") has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws. For example, pursuant to an EU-wide requirement, most EU Member States now have a foreign investment screening mechanism in place or have initiated a consultative or legislative process expected to result in the adoption of such mechanisms or amendments to existing mechanisms. The EU has adopted a regulation aimed at foreign subsidies that could distort the internal EU market. Additionally, outside the EU, certain transactions in Australia are subject to review by the FIRB; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies.
More recently, the Department of the Treasury promulgated regulations pursuant to a U.S. Presidential Executive Order establishing an outbound investment screening regime restricting certain investments by U.S. persons in advanced technology sectors in jurisdictions designated as a “country of concern” (presently, as of the date of this report, China, Hong Kong, and Macau). The corresponding notification requirements and prohibitions took effect on January 2, 2025. Other jurisdictions, including the EU, may adopt similar outbound investment restrictions in the future. Additionally, certain U.S. states have enacted their own-state level restrictions on Chinese investments and a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons. These laws may impact the ability of non-U.S. limited partners to participate in certain of our investment strategies.
Under the laws described above, governments have the authority to impose a variety of actions, including requirements for the advanced screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable investments, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our portfolio companies. These laws could also negatively impact our fundraising and syndication activities by causing us to exclude or limit certain investors in our funds or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our investments that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, or reputational harm.
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
We, our investment vehicles, and our employees are each exposed to the risks of litigation relating to our investment activities or insurance business, as well as relating to actions taken by the officers and directors (some of whom may be KKR employees) of our portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of our portfolio companies. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law. An adverse judgment, order or decree could have a material adverse impact to our ability to conduct our business if it were to constitute a disqualifying event under the laws and regulations applicable to our firm. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR— Current Alternative Asset Manager Legal and Regulatory Environment.”
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

In addition, public attention could at any time focus on us, our industry or companies in which our investment vehicles are invested, which could result in heightened scrutiny and criticisms of our business and our investments, including governmental or regulatory inquiries and investigations or other adverse consequences. See "—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR" and "—Risks Related to Our Business—We are subject to focus by some of our fund investors, stockholders, regulators and other stakeholders on sustainability matters." We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and qualified professionals and to pursue investment opportunities. As a result, allegations of improper conduct by private litigants or by governmental or regulatory authorities, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, cause volatility and speculation in the trading of our common stock, and impair our relationships with existing and prospective investors, employees, and other stakeholders.
Certain types of investment vehicles, especially those offered to individual investors, may subject us to a variety of risks, including new and greater levels of public and regulatory scrutiny, regulation, risk of litigation and reputational risk, which could materially and adversely affect us.
We have increasingly undertaken business initiatives to increase the number and types of investment products and vehicles we offer to investors, especially individual investors. We have also launched holding company conglomerates that are structured and operated in a manner permitting them to be excluded from the definition of “investment company” under the Investment Company Act. The offering of opportunities to invest in investment companies registered under the Investment Company Act (or other non-U.S. investment vehicles) and in operating companies not registered under the Investment Company Act, including the vehicles we call K-Series, may result in increased risks, which could materially and adversely affect us. Our investment adviser subsidiaries or affiliates externally manage or advise a number of such vehicles, some of which are publicly traded, which involves heightened risks of litigation. To the extent opportunities to invest in these types of vehicles are made available to individual (non-institutional) investors (including public investors as well as investors often described as high net worth individuals, family offices, mass affluent individuals or accredited investors), this expansion of our investor base may enhance the level of risks applicable to us and also may introduce new types of risks. The principal risks associated with many of these types of vehicles include:
•Operational risks, such as obligations to conduct more frequent valuation processes. These types of requirements will place increased demands on our employees, require administrative, operational and accounting resources, and incur significant expenses. As the number and complexity of our investment products and vehicles increases, the operational demands and complexity our business is subject to has also increased, which could strain the sufficiency of our systems, infrastructure, and personnel required to manage the volume and complexity of this growth;
•Compliance and regulatory risks, such as managing potential conflicts of interest relating to allocation of potential investment opportunities and otherwise (see also “—Risks Related to Our Investment Activities—Our business activities may give rise to a conflict of interest with our clients.”), conducting due diligence on distribution partners, and compliance with the requirements of, or for exclusion from regulation under, the Investment Company Act and other securities laws and regulations;
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
•Litigation risks, such as claims related to adequacy of disclosures, suitability and board of director oversight. Failure to comply with these requirements could result in civil lawsuits, regulatory penalties, enforcement actions, or potentially lead to suspension of trading, de-listing from an exchange, de-registration or liquidation. Many of these vehicles may also face significant additional litigation risks, including the increased potential for class actions and other investor lawsuits, which would distract our employees, including our investment professionals. The boards of directors of these vehicles and their investors could also seek recourse against KKR itself for any alleged mismanagement by our investment adviser subsidiaries or affiliates; and

•Reputational risk, as we may incur significant costs in connection with such products and investment vehicles, which ultimately may result in significant losses, as well as reputational harm. Furthermore, if the investors in these vehicles were to be dissatisfied with the investment performance or disagree with investment strategies employed by us, they may seek to cause the board of directors of the relevant vehicle to terminate its investment management agreement with us or change the terms of such agreement in a manner that is less favorable to us or redeem their investment to the extent permitted.
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
In some cases, our investment vehicles are distributed to individual investors indirectly through third party managed vehicles sponsored by brokerage firms, banks or third-party feeder providers, and in other cases, directly to the qualified clients of banks, independent investment advisors and broker-dealers. In other cases, we create investment products specifically designed for direct investment by individual investors in the U.S. or similar investors in non-U.S. jurisdictions. Our initiatives to expand our individual investor base, including marketing, creating and maintaining the types of products and vehicles that they may invest in, require the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that our efforts to grow our individual investor AUM will be successful. In addition, these aforementioned efforts to expand our individual investor base and/or our focus on the development of these vehicles could be negatively perceived as a strategic realignment of our focus by our traditional investment vehicle investors, which may be perceived as adverse to their interests, and which could cause us to be materially and adversely affected to the extent our traditional investment vehicle investors decide to move investments to our competitors.
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
Through our broker-dealer subsidiaries and their related entities, we provide a broad range of capital markets services that include acting as an advisor or as an agent, principal, underwriter, syndicator, arranger or other form of intermediary in connection with securities transactions, debt or equity syndications, loan transactions, derivative transactions and other types of financings and financial arrangements. We rely upon our counterparties to consummate the transactions that they indicate or commit to enter into with us. However, we may incur significant losses in connection with our capital markets activities, including to the extent that, for any reason, (i) our counterparties fail to acquire or pay for the securities, debt, equity or loans that we expected to sell, place or syndicate to them, or (ii) we are unable to receive our anticipated payments for any other transaction or are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all. The incurrence of any such losses may cause a materially adverse impact to our results of operations, financial condition or liquidity. We also may be subject to potential underwriter liability or regulatory consequences for material misstatements or omissions in prospectuses or other offering documents relating to transactions in which we are involved. We conduct capital markets activities in connection with transactions in which our investment funds or insurance companies may participate as a sponsor or as a purchaser or a seller of securities, which could constitute a conflict of interest or subject us to regulatory scrutiny, liabilities or reputational harm.
Risk management activities may not be effective and, consequently, may adversely affect us.
KKR seeks to identify, monitor and manage financial and non-financial risks effectively. However, KKR cannot guarantee that it can accurately or effectively price, identify and predict, manage or ameliorate its risks. Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could materially and adversely affect us. Developing an effective framework for assessing and managing risks is complex. No framework or strategy can completely insulate KKR from all risks, and KKR may be unable to identify all risks and limit its exposures based on its assessments. Furthermore, there can be no assurance that KKR can effectively review and monitor all risks or that all of KKR’s employees will follow its risk management policies and procedures. If KKR’s modeling of, processes relating to, analysis of or management of risk do not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on KKR.
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
The success of any hedging or other derivative transactions that we enter into generally will depend on many factors outside of our control, including unexpected and unpredictable market changes. As a result, while we may enter into such transactions in order to reduce our exposure to market risks, unanticipated market changes may result in poorer overall investment performance than if the hedging or other derivative transaction had not been executed. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. Moreover, for a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of its investments, because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.
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
In our capital markets business, one part of our capital markets risk management strategy is to enter into arrangements with third parties that are designed to reduce our risk when underwriting certain debt transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies" for additional information about the amount of these arrangements as of December 31, 2024. If these counterparties or other derivative counterparties or clearinghouses fail or refuse to meet their obligations, then our efforts to mitigate risks may prove to be ineffective or inefficient, and we may experience a materially adverse impact to our results of operations, financial condition or liquidity. If such failure or refusal were to occur, or if these counterparties fail to renew their arrangements and we are unable to find suitable replacements, then our ability to continue to conduct large capital markets transactions or insure certain insurance products with guaranteed benefits in the future may be impaired.
In our insurance business, our hedging activities seek to mitigate economic impacts relating to Global Atlantic’s insurance products, which may result in additional volatility in GAAP results, adverse impacts on the level of statutory capital and the risk-based capital (“RBC”) ratios of our Global Atlantic insurance subsidiaries, and may not effectively offset any changes in insurance reserves. Global Atlantic is also subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to Global Atlantic under derivative financial instruments. If Global Atlantic's derivative counterparties or clearinghouse fail or refuse to meet their obligations in this regard or there is insufficient collateral to cover potential obligations, Global Atlantic's efforts to mitigate risks to which it is subject may prove to be ineffective or inefficient.
In addition, Global Atlantic uses risk management strategies, including hedging and reinsurance, to manage the economic exposure to interest rates and equity markets of products with guaranteed benefits. Certain of Global Atlantic's liabilities include guaranteed minimum death benefits, guaranteed minimum withdrawal benefits or no-lapse guarantees. These guarantees are designed to protect policyholders against significant downturns in securities markets and interest rates, or to provide certain minimum levels of coverage. Furthermore, Global Atlantic is subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. Changes in markets or deviations in expected policyholder behavior or loss of reinsurance coverage may result in the requirement to hold additional reserves with respect to these policies, which may negatively impact Global Atlantic's liquidity or require it to raise additional capital. Periods of significant and sustained downturns in securities markets, increased equity volatility, reduced interest rates, or deviations in expected policyholder behavior could result in an increase in the valuation of our liabilities associated with those products. Such change may be material and could have a material adverse effect on our business, financial condition and results of operations. An increase in these liabilities would result in a decrease in Global Atlantic's net income. In addition, declining equity market prices, increasing equity market volatility and declining interest rates can result in an increase in the cost of providing variable annuity policy benefits and can increase required reserves, reducing Global Atlantic's profitability. Declining market values for fixed income investments and equities also reduce the account balances of Global Atlantic's variable annuity contracts, which can have the effect of reducing its profitability. Lower variable annuity account balances also impact the profitability of variable annuity contracts that include a guaranteed minimum withdrawal feature. These, individually or collectively, could have a material adverse effect on us.

Risks Related to Our Investment Activities
As an investment manager, we sponsor and manage funds and other investment vehicles that make investments worldwide on behalf of third-party investors and, in connection with those activities, are typically required to deploy our own capital in those investments. These investments are subject to many material risks and uncertainties as discussed below. In addition, with respect to the investments of our insurance subsidiaries and other investments on our balance sheet, which we manage for our own behalf, including through our Strategic Holdings business, the risks and uncertainties discussed below may have a greater impact on our results of operations and financial condition as we directly bear the full risk of those investments in our financial results.
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
We have presented in this report certain information relating to our investment returns, such as net and gross internal rates of return (IRR), multiples of invested capital (MOIC) and realized and unrealized investment values for investment vehicles that we have sponsored, managed or operated. Historical returns of our investment vehicles should not be relied upon as indicative of the future results that you should expect from our investment vehicles and are not indicative of the future results of our insurance subsidiaries or our balance assets. In particular, the future results may differ significantly from their historical results for the following reasons, among others:
•the rates of return of our investment vehicles reflect unrealized gains as of the applicable valuation date that may never be realized, which may adversely affect the ultimate value realized from their investments;
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
Future returns will also be affected by the risks described elsewhere in this report, including risks of the industry sectors and businesses in which a particular investment is made and changes in laws. Future results of our insurance business may also be different than its historical performance as a result of various factors. See “—Risks Related to Our Insurance Activities—Our plans for Global Atlantic may not achieve their intended benefits, and certain challenges, costs or expenses may outweigh such intended benefits.”
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
Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows. Higher interest rates in conjunction with slower growth or weaker currencies in some emerging market economies have caused, and may further cause, the default risk of these countries and companies that operate predominantly in those countries to increase, and this could impact the value of our investments in portfolio companies that operate in these regions. Rising interest rates typically create downward pressure on the price of real estate and the value of fixed-rate debt investments made by our funds or our insurance segment. Finally, low interest rates related to monetary stimulus, economic stagnation or a weaker employment in labor markets may also negatively impact expected returns on certain investments as the demand for relatively higher returning assets increases and supply decreases.
The credit markets directly impact the valuations of the credit investments that we and our investment vehicles own. Interest income earned from debt investments with floating interest rates should increase if the applicable benchmark interest rate were to rise, and the reverse is true if the applicable benchmark interest rate were to decline. However, during periods of rising interest rates, the obligor of such floating rate debt may become less able to pay its debt obligations, which could have the effect of impairing the value of its debt obligations. For debt investments with fixed interest rates, changes in interest rates generally will also cause the value of the fixed rate debt to vary inversely to such changes, although any losses or gains would in most cases not be realized if the fixed rate debt is held to maturity.
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
Conditions in commodity markets impact the valuations of our portfolio companies and other investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations, as well as the pricing and profitability of the products or services that they sell. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, geopolitical or weather-related factors. For example, shifting geopolitics and conflicts in areas around the world, such as China, Russia, Ukraine, and the Middle East, including the imposition of sanctions and protectionist policies, have, and may continue to, exacerbate price volatility globally, including by continuing to increase commodity prices. See also “—Risks Related to Our Business—Geopolitical developments and other local and global events outside of our control can materially and adversely impact KKR." If the operating partners for certain of our investments or our portfolio companies are unable to raise prices to offset increases in the cost of raw materials or other inputs, or if customers defer purchases of or seek substitutes for these products, these investments or portfolio companies could experience lower operating income which may in turn reduce their valuation. With respect to our energy investments, when commodity prices decline or if a decline is not offset by other factors, the revenues, operating results, profitability and liquidity of the businesses related to such investments may be adversely affected. In general, we expect sustained downward price movements to have a negative impact on the fair value of our energy portfolio, all other things being equal, given that lower commodity prices may reduce the operating margins, cash flow and borrowing ability of such investments. The reverse is true for upward price movements. However, because we and our operating partners and portfolio companies may use near-term commodity derivative transactions to hedge exposures, long-term oil and natural gas prices may be a more significant driver of the valuation of our energy investments than spot prices. Apart from our direct energy investments, a number of our other investments may be dependent to varying degrees on the energy sector through, for example, the provision of equipment and services used in energy exploration and production. These companies may also benefit from an increase or suffer from a decline in commodity prices.
The market values of commercial real estate assets are subject to volatility and may be adversely affected by a number of factors, including, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes, tenant demand, market occupancy and rental rate trends, and capitalization rates and valuation trends. The macroeconomic environment, prevailing real estate fundamentals and micro-market dynamics where real estate property is located are all factors that impact valuations of our real estate investments. Office real estate valuations in the U.S. and globally, in particular, proved to be highly volatile during 2023 and valuations largely remained at depressed levels through 2024 as based on a variety of more challenging macroeconomic fundamentals described above, including as a result of tenant demand and employees of potential tenants continuing to work from home at a higher frequency than many expected. A period of declining real estate values may reduce the level of new mortgage and other real estate‑related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our or our investment vehicles' loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we or our investment vehicles will incur losses on loans in the event of default because the value of our collateral may be insufficient to cover the costs on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our or our investment vehicles’ ability to invest in, sell and securitize loans, which would materially and adversely affect our or our investment vehicles’ results of operations, financial condition, liquidity and business.
The valuations of our investments can be impacted by many other factors unrelated to market or economic conditions, including (i) geopolitical developments and other local and global events, (ii) natural disasters and catastrophes, including public health crises, (iii) data security breaches and cybersecurity failures, and (iv) material litigations, governmental sanctions, or the failure to comply with applicable law. The valuation of our investments may also be impacted by other factors that may or may not be foreseeable or in our control, for example: decreasing revenues, increasing costs, credit rating downgrades, difficulty in obtaining financing on attractive terms or at all, financial losses, contractual defaults, or insolvency. These and other risks that have impacted, and may continue to affect, the valuation of our investments are described in “—Risks Related to Our Business,” as most of these risks to our business also are risks to the valuation of our investments.
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

Liquidity conditions in both equity and credit capital markets may tighten and affect the availability and cost of capital for our investment vehicles’ portfolio companies. For example, changes in the debt financing markets may negatively impact our ability to obtain attractive financing for our investments or to refinance existing debt and may increase the cost of such financing or refinancing if it is obtained, which could lead to lower-yielding investments and potentially adversely impact our financial results or negatively impact our business in other ways. With respect to our private equity and real assets businesses, if we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, we may have difficulty completing otherwise profitable acquisitions or may generate lower profits, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase. Similarly, the issuance of CLOs relies on the use of leverage, including various secured and unsecured borrowings.
Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including changes to short-, medium- or long-term interest rates, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired or financed. An increase in either the general levels of interest rates or in the risk spread demanded by lenders or other debt holders would also make it more expensive to finance investments. During periods of rising or higher interest rates, certain investments with floating interest rate loans may have greater challenges in meeting their debt service obligations if their benchmark interest rates were to rise materially, or if these investments’ lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our investments and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain assets or investments and the ability of our balance sheet assets, funds and their portfolio companies to refinance or extend maturities may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interest when due, and may cause those companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in investment income earned by us.
Similarly, our portfolio companies regularly utilize the corporate debt markets in order to obtain financing for operations. To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of us and such portfolio companies. In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the operating performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us. In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our investment and lead to a decrease in the investment income earned by us.
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
Because many of our investments often rely heavily on the use of leverage, our ability to achieve attractive rates of return will depend on our continued ability to access sufficient sources of debt financing at attractive rates, which are based, in part, on market interest rates that can fluctuate along with other market and economic conditions. Our credit funds and insurance companies use varying degrees of leverage when making investments. Similarly, private equity investments often include the issuance of high yield debt securities or leveraged loans. In many private equity investments, indebtedness may constitute a substantial majority of a portfolio company's total capitalization. The absence of available sources of sufficient debt financing for extended periods of time could therefore materially and adversely affect our investment vehicles and our portfolio companies.
In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. In December 2017, the Basel Committee on Banking Supervision announced further amendments to the Basel III international regulatory capital standards. The Basel III standards, to the extent implemented by home country bank regulatory authorities, have generally required banks to hold more capital than under the previous capital framework and reduce leverage and improve liquidity standards. Bank supervisory authorities, including in the United States, may in the future, adopt additional related standards that require banks to further increase their capital or liquidity. U.S. federal banking regulators have adopted, and may continue to adopt, update and amend, final regulations to implement these standards for U.S. banking organizations. In particular, U.S. federal banking regulators have proposed amendments to federal bank regulatory capital standards that would largely implement the 2017 amendments to the international Basel III standards, although the U.S. federal banking regulators have not yet adopted final rules to implement such amendments. These and other regulatory capital or liquidity requirements for U.S. banking organizations implemented by federal and state banking regulators may limit the amount or availability of debt financing, may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
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
We have equity and debt investments in companies that have a significant amount of leverage as well as companies that are currently experiencing, or in the future may experience, significant financial or business difficulties. Our traditional private equity funds typically finance their equity investment in a portfolio company with high yield debt securities and/or leveraged loans. Our real assets funds also often finance a portion of their investment using debt. Certain credit investment vehicles, including CLOs, also hold securities or financial instruments of highly leveraged companies, other companies that are experiencing significant financial or business difficulties or otherwise below investment grade debt. Investments in leveraged companies or companies experiencing financial or business difficulties generally entail greater risk, and such investments are also inherently more sensitive to declines in their company’s revenues, increases in their company’s expenses, interest rate changes, and other adverse economic, market and industry developments. High yield, below investment grade or unrated debt is often less liquid than investment grade rated debt, and loans and other forms of debt that are not marketable securities are also not liquid. For further information about the fair market value of investment grade corporate loans and securities we indirectly hold through our CLO vehicles that have a below investment grade rating as of December 31, 2024, see Note 9 “Fair Value Measurements” and Note 2 "Summary of Significant Accounting Policies—Significant Account Policies - Asset Management—Investments" in our financial statements.
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

A leveraged company's income and equity also tend to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged company is generally greater than for comparable companies with comparatively less debt. For example, leveraged companies could default on their debt obligations due to a decrease in revenues and cash flow precipitated by an economic downturn or by poor relative performance at such a company. Similarly, the leveraged nature of some of our investments in real assets increases the risk that a decline in the fair value of the underlying real asset will result in their abandonment or foreclosure. In the absence of appropriate hedging measures, changes in interest rates generally will also cause the value of fixed rate debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain additional risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial, economic or industry-specific conditions and the issuer's failure to make timely interest and principal payments.
Certain of our investment vehicles may hold interests in business enterprises involved in work-outs, liquidations, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. These investments entail the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or capital to execute or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, we or the fund may be required to sell the investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state and non-U.S. laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation, which has the potential to adversely impact us or unrelated investment vehicles or portfolio companies. Companies that were not in financial distress at the time we or our investment vehicles made investments may in the future require work-outs, liquidations, reorganizations, bankruptcies or similar transactions, and as a result, become subject to the same risks described above. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss of the entire investment in such company. Such investments involve a substantial degree of risk, and a decline in value of the assets would have a material adverse effect on our financial performance.
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
Before making our investments, we conduct due diligence that we believe to be reasonable and appropriate based on the facts and circumstances applicable to each investment. The objective of the due diligence process is to identify attractive investment opportunities based on the facts and circumstances surrounding an investment, to identify possible risks associated with that investment and, in the case of private equity investments, to prepare a framework that may be used from the date of an acquisition to drive operational achievement and value creation. When conducting due diligence, we typically evaluate a number of important business, financial, tax, accounting, sustainability, technological, cybersecurity, data privacy, regulatory and legal issues and macroeconomic trends in determining whether or not to proceed with an investment. Outside consultants, legal and tax advisors, accountants and investment banks, among others, are involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence process may at times be subjective with respect to newly organized companies or carve-out transactions for which only limited information is available.
Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our investment vehicles invest in emerging market countries that may not have established laws and regulations that are as stringent as those in more developed nations, or where existing laws and regulations may not be consistently enforced. For example, our investment vehicles invest throughout jurisdictions that have material perceptions of corruption according to international rating standards. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations.
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
We often pursue investment opportunities that involve unique business, regulatory, legal, tax or other complexities, including complexities arising from the large size of our investment or from a lack of control over the investment, which involves significant risks.
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
•We rely on the management of our portfolio companies or other third-party operators to provide for financial projections and other information about their companies, businesses or assets, which may not be accurate or realistic and thus could result in performance that falls short of our expectations or even result in bankruptcy. We also rely on the management of our portfolio companies or other third-party operators, and their systems and processes, for ongoing financial and other information in support of the valuations of our investments in or with them.
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

We often make investments in companies, businesses and assets that, in and of themselves, involve a high degree of risk, including those: (1) that have limited financial resources and may be unable to meet their obligations under their outstanding indebtedness, which may be accompanied by a significant deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt, (2) that significantly depend on their founders and other key persons, the loss of whom could materially and adversely impact the investment, (3) that are businesses or divisions acquired from larger operating entities that require significant and costly rebuilding or replacement of business operations functions, (4) that are subject to litigation or regulatory scrutiny or may be at risk of having significant failures to comply with law (including practices or issues which may not be discovered through due diligence), (5) that are engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and require substantial additional capital to support their operations, finance expansion or maintain their competitive position, and (6) that operate in an industry that is subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the financial services industry, telecommunications industry, defense and government services industry, healthcare industry, oil and gas industry, waste management industry and food industry.
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
We also make large private equity and real assets investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and exiting larger deals may present incremental challenges. In addition, larger transactions may pose greater challenges in implementing changes in the company's management, culture, finances or operations, and may entail greater scrutiny by regulators, interest groups and other third parties. These constituencies may be more active in opposing larger investments by private equity firms. In some transactions, the amount of equity capital that is required to complete a large capitalization private equity or real asset transaction may be significant and may require significantly more capital than is then available for investment by our investment funds. The consequences to us and our investment vehicles of an unsuccessful larger investment could be more severe given the size of the investment. Moreover, we could be required to commit significant amounts of our capital to such large investments. In addition, our portfolio companies, including real assets investments, may rely upon the management, business or operations of third-party management companies. The failure of third-party management companies to adequately perform their duties, comply with the laws and regulations applicable to them and to our investments, or to otherwise act in ways that are in the best interests of our portfolio companies, could have a material adverse effect on the portfolio company’s financial condition, operations, business, reputation or prospects, which, in turn, could negatively impact our financial results or reputation.
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
In addition, we and our investment vehicles hold investments that include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired through trading activities or through purchases of securities from the issuer, or we may purchase such instruments and securities on a principal basis. Our investment vehicles may acquire minority equity interests, including when making private equity investments in Asia, making growth equity investments or sponsoring investments as part of a consortium transaction or through many of our credit funds. Our funds may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Non-control investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree, or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests.
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
The governing agreements of our funds and other investment vehicles contain only limited investment restrictions and only limited requirements as to diversification of investments, either by geographic region or asset type. Our private equity funds generally permit up to 20% of the fund to be invested in a single company. We also manage funds that invest in a single asset class such as growth equity, infrastructure or real estate, or funds that focus on a particular geographic region. Because a significant portion of an investment vehicle's capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a material adverse impact on such investment vehicle's capital. Accordingly, a lack of diversification on the part of an investment vehicle could materially and adversely affect an investment vehicle's performance. Similarly, our balance sheet has significant exposures to certain portfolio companies, in particular large investments in a small number of companies that we have made, including through our core private equity strategy and the Strategic Holdings segment. Because we hold interests in some of our portfolio companies both through our balance sheet investments in our private equity investment vehicles and direct co-investments, fluctuation in the fair values of these portfolio companies may have a disproportionate impact on the investment income earned by us as compared to other portfolio companies. In these circumstances, losses may have an even greater impact on us, as we would directly bear the full extent of such losses. As a result, our financial performance is expected to be subject to greater volatility depending on such companies' operating results and other idiosyncratic factors specific to such companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Measures" for information on significant investments held on our balance sheet.
Many of our investments are illiquid, and we may fail to realize any profits from our investments for a considerable period of time or lose some or all of the capital invested.
We and our investment vehicles hold investments in securities that are not publicly traded. In many cases, we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time. We will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. Our ability to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our investment vehicles, particularly in our private equity strategy, often entails having representation on the public portfolio company’s board of directors, and we may be restricted in our ability to effect such sales during certain time periods. In addition, market conditions and the regulatory environment can also delay our ability to exit and realize value from these investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our investments. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. Difficult market and economic conditions could increase the cost of credit or cause a degradation in debt financing terms for potential buyers, either of which may adversely impact our ability to identify, execute and exit investments on attractive terms. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In addition, volatile debt and equity markets may also make the exit of our investments more difficult to execute. Government policies regarding certain regulations, such as antitrust law, national security or restrictions on foreign investment in certain of our portfolio companies or assets can also limit our and our investment vehicles’ exit opportunities.
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
•Technology advances, legislative changes, or changes in consumer’s preferences or sustainability-focus may decrease the value of our real assets investments.
•Real assets may be especially prone to adverse consequences of climate change and prolonged and potentially accelerating changes in climatic conditions, together with the response or failure to respond to these changes, could have a significant impact on the revenues, expenses and conditions of real assets and our related investments. See "—Risks Related to Our Business—Natural disasters and catastrophes, including public health crises, and potential changes in climate conditions could materially and adversely affect KKR." Although we may invest in a diverse range of real assets, certain types of real assets are subject to heightened risks, including certain real estate assets, infrastructure assets, energy assets, and other investments with business-critical physical facilities.
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
Similarly, investments in both commercial and residential real estate are subject to the specific risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those generally associated with the ownership of real property, such as: general and local economic conditions; changes in supply of and demand for competing properties in an area; fluctuations in the average occupancy; the financial resources of tenants; changes in building, environmental and other laws; energy and supply shortages; various uninsured or uninsurable risks; natural disasters; changes in government regulations (such as rent control); changes in real property tax rates; changes in interest rates; the reduced availability of mortgage funds that may render the sale or refinancing of properties difficult or impracticable; political and legislative uncertainty, changes in monetary policy; adverse changes in demand and/or real estate values generally; negative developments in the economy; and contingent liabilities on disposition of assets. Our real estate investments are also subject to additional risks, including the following:
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
•In connection with obtaining commercial loans backed by real estate, the lender will typically require a “bad boy” guarantee, in which our investment vehicles and we may guarantee liability for environmental liabilities and bad acts including fraud, intentional misrepresentation, voluntary bankruptcy and other acts. It is expected that commercial real estate financing arrangements generally will require "bad boy" guarantees and in the event such guarantee is called, a fund's or our assets could be materially and adversely affected;
•The acquisition, ownership and disposition of real properties carries certain litigation risks pertaining to liabilities arising before, during and after the period of ownership. For example, litigation may be commenced by third parties such as renters or tradesmen with respect to activities that took place prior to the acquisition of such property or during ownership. After the sale of a real estate asset, buyers may later sue for losses associated with problems alleged not to have been assumed by the buyer; and
•We manage and invest in REITs, which may be affected by changes in the value of their underlying properties and by defaults by borrowers or tenants. REITs depend on their ability to generate cash flow to make distributions and may be impacted by changes in tax laws or by a failure to qualify for tax-free pass through income. Investments in real estate debt investments may be unsecured and subordinated to a substantial amount of indebtedness and may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by our investment vehicle or us, our investment vehicle or we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in assets or businesses that are distressed may have little or no near-term cash flow and involve a high degree of risk. Such investments subject to bankruptcy or insolvency could be subordinated or disallowed.
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
Our growth equity investment vehicles may make investments in companies pursuant to our technology, health care and impact growth strategies and which are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets, management teams that may have limited experience working together and, in many cases, negative cash flow, all of which enhance the difficulty of evaluating these investment opportunities and the ultimate success of such investments. Other substantial operational risks to which such companies are subject include: uncertain market acceptance of the company's products or services; a high degree of regulatory risk for new or untried or untested business models, products and services; high levels of competition among similarly situated companies; new competing products and technology; lower barriers to entry and downward pricing pressure; lower capitalizations and fewer financial resources; the potential for rapid organizational or strategic change; and susceptibility to personal misconduct by or departure of key executives or founders. In addition, growth equity companies may be more susceptible to macroeconomic effects and industry downturns, and their valuations may be more volatile depending on the achievement of milestones, such as receiving a governmental license or approval. Growth equity companies generally depend heavily on intellectual property rights, including patents, trademarks and proprietary products or processes. The ability to effectively enforce patent, trademark and other intellectual property laws in a cost-effective manner will affect the value of many of these companies. The presence of patents or other intellectual property rights belonging to other parties may lead to the termination of the research and development of a portfolio company's particular product. In addition, if a portfolio company infringes on third-party patents or other intellectual property rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies at a high cost.
We make investments in companies and assets that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States or materially exacerbate risks associated with investing in companies and assets based in the United States.
We invest a significant portion of our AUM in the equity, debt, loans or other securities of issuers and in other assets that are based outside of the United States. Investing in companies or assets that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies or assets established in the United States. These risks may include the following:
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
•fewer investor protections; and
•greater price volatility.
See also “—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR,” “—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR,” and “—Risks Related to Our Business——Geopolitical developments and other local and global events outside of our control can materially and adversely impact KKR.”
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
•We may, on behalf of our investment vehicles or our balance sheet (including through our Strategic Holdings business), buy, sell, hold or otherwise deal with securities or other investments that may be purchased, sold or held by our other investment vehicles or that are otherwise issued by a portfolio company in which our investment vehicles or we invest. Conflicts of interest may arise between an investment vehicle, on one hand, and KKR, on the other, or among our investment vehicles, including those relating to the purchase or sale of investments, the structuring or exercise of rights with respect to investment transactions, and the advice we provide to our investment vehicles and our insurance subsidiaries. For example, KKR or a specific investment vehicle may sell an investment at a different time or for different consideration than other investment vehicles;
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
•Conflicts may arise in allocating investments, time, services, expenses or resources among the investment activities of our investment vehicles, KKR, other KKR-affiliated entities and the employees of KKR;
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
•We or our affiliates, including our capital markets business, may receive fees or other compensation in connection with specific transactions or different clients that may give rise to conflicts. The decision to take on an opportunity in one of our businesses may, as a practical matter, also limit the ability of one or our other businesses to take advantage of other related opportunities and
•Certain service providers (including accountants, administrators, lenders, brokers, attorneys, consultants, and investment or commercial banking firms) which provide services to our investment vehicles or portfolio companies may also provide such services to us or have business, personal, political, financial or other relationships with us or our personnel, which could give rise to a number of claims of conflicts of interest, including that such affiliated service provider is being unnecessarily engaged or is being engaged at rates or terms that are materially different than what would be negotiated in an arms-length arrangement with an unaffiliated service provider or that payments by such investment vehicles or portfolio companies could indirectly benefit us.
In addition, allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that investors in our investment vehicles or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements, or our own policies cannot be eliminated. Moreover, the perception of noncompliance with such requirements or policies could harm our reputation with investors in our investment vehicles. As with our investment allocation decisions generally, there is a risk that regulators or investors in our investment vehicles could challenge our allocations of co-investment opportunities or fees and expenses. For example, any steps taken by the SEC to preclude or limit certain conflicts of interest would make it more difficult for our investment vehicles to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
In addition, our investment vehicles also invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we or our investment vehicles may invest in different parts of the same company's capital structure. For example, our credit investment vehicles may invest in different classes of the same company's debt and may make debt investments in a company that is owned by one of our private equity investment vehicles. In those cases, the interests of KKR and our investment vehicles may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit investment vehicle's debt investments to additional or increased risks.
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

While we will try to mitigate these conflicts of interests, or when transactions may be suitable for multiple accounts, we may be unsuccessful in such mitigation efforts, or we may be obliged to take an action or refrain from taking an action that would be advantageous to us as a firm. To the extent we are unable to effectively manage these conflicts of interest, our reputation, business and financial results may be adversely affected.
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
Investors in certain of our credit investment vehicles may generally submit redemptions to redeem their investments on a quarterly, monthly, or other periodic basis (subject to, in some cases, the expiration of a specified period of time or, in certain cases, a withdrawal fee on withdrawals before the expiration of a specified period), subject to the applicable investment vehicle’s specific redemption provisions. Factors that could result in investors leaving our investment vehicles include changes in interest rates that make other investments more attractive, changes in or rebalancing due to investors’ asset allocation policy, changes in investor perception regarding our focus or alignment of interest, unhappiness with an investment vehicle’s performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, and performance and liquidity needs of investment vehicle investors. In a declining market or period of economic disruption or uncertainty, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions from our investment vehicles or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
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
•Hedge funds may enter into CDS as investments or hedges. CDS involve greater risks than investing in the reference obligation directly;
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
Our plans for Global Atlantic may not achieve their intended benefits, and certain challenges, costs or expenses may outweigh such intended benefits.
In January 2024, we acquired all of Global Atlantic, and we may be unable to realize all of the anticipated benefits of that acquisition. KKR and Global Atlantic continue to integrate our operations and management systems and controls, including with respect to financial reporting, which continues to involve cost and risks. In addition, we continue to seek to grow our insurance business. Global Atlantic may not be able to identify attractive insurance markets, reinsurance opportunities or investments with returns that are as favorable as Global Atlantic's historical returns or grow new business volumes at historical levels, or Global Atlantic may not effectively manage its growth. To maintain or increase investment returns, it may be necessary to expand the scope of Global Atlantic's investing activities to asset classes in which Global Atlantic historically has not invested, which may increase the risk of Global Atlantic's investment portfolio. Growth opportunities may also be in new or adjacent product offerings and in new jurisdictions where Global Atlantic historically has had less experience. Pursuing opportunities in these new areas may subject Global Atlantic to new and complex insurance regulations and business considerations. If Global Atlantic is unable to find or manage profitable growth opportunities, it will be more difficult for Global Atlantic to continue to grow and could materially affect us. In addition, if preferences for Global Atlantic's individual or institutional products change or Global Atlantic is unable to offer competitive pricing and attractive terms, our revenues and results of operations may be materially and adversely impacted. Moreover, as an insurance company, Global Atlantic's ability to grow is dependent on the sufficiency of its capital base to support that growth. Global Atlantic may need to seek additional capital to manage its growth, and Global Atlantic may not be able to maintain its current strong capital position as it grows. As Global Atlantic grows, it must invest additional assets, which poses increased investment risk. Growth may also increase the risk of service problems, and Global Atlantic may need to expend additional resources to provide consistent service. Any service problems may create potential liability, including reputational harm or increased scrutiny by regulators. Future growth will also impose added responsibilities on Global Atlantic's management and will introduce additional regulatory complexity.
Many of the foregoing factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could adversely affect KKR. See also “—Risks Related to Our Business—We may expand into new investment strategies, geographic markets and businesses and new types of investors or seek to expand our business or change our strategic focus with new strategic initiatives, which may result in additional risks and uncertainties in our businesses.”
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
Interest rate risk in particular is a significant market risk for our insurance business, as fluctuations in market interest rates can expose Global Atlantic to the risk of reduced income in respect of its investment portfolio, increases in the cost of acquiring or maintaining its insurance liabilities, increases in the cost of hedging, or other fluctuations in Global Atlantic's financial, capital and operating profile which materially and adversely affect us. This risk arises from Global Atlantic's holdings in interest rate-sensitive assets and liabilities, which include annuity products and long-duration life insurance policies, derivative contracts with payments linked to the level of interest rates or with market values which fluctuate based on the level of interest rates, and the fixed income assets Global Atlantic owns in its investment portfolio. Interest rate risk also includes adverse changes in customer behavior that may occur as a result of changes in interest rates. Both rising and declining interest rates can negatively affect our insurance business. Periods of rising or higher interest rates may result in differing impacts on Global Atlantic’s business. We generally expect the yield on new investment purchases and income from any floating rate investments held in Global Atlantic’s investment portfolio to increase as interest rates rise, and higher interest rates also generally tend to increase the demand for certain of Global Atlantic’s products. However, higher interest rates may result in increased surrenders on interest-sensitive products, such as annuity contracts and certain life insurance policies, which may adversely affect Global Atlantic's earnings related to those products. This risk is present across most of Global Atlantic's insurance products, which can typically be surrendered for the cash value, less any applicable surrender charge, at any time. Higher policyholder surrenders may occur in response to rising interest rates as higher crediting rate investments might become available to policyholders in a higher rate environment. Global Atlantic may also need additional liquidity to pay insurance liabilities in excess of its assumptions due to market impacts on policyholder behavior. This increase in surrender outflows may create cash flow mismatches between cash received from Global Atlantic's investments versus cash needed to make policyholder liability payments as policyholders may surrender in higher numbers than expected. This mismatch could result in losses if assets must be liquidated at a loss to meet the increased policyholder obligations, which could result in potentially significant realized losses and a corresponding reduction in net income. While Global Atlantic seeks to cash-flow match its invested assets to its policy liabilities, greater market volatility and uncertainty makes matching more difficult. If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability, Global Atlantic may not generate its expected earnings on those liabilities and may face the risk of having to reinvest in lower-yielding assets, thereby reducing its investment income. In addition, an increase in market interest rates could reduce the value of certain of Global Atlantic’s investments, potentially creating a need for additional capital which may not be available to Global Atlantic on favorable terms, or at all.
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
In September 2024, the Federal Reserve cut its benchmark interest rate by half a percentage point, its first and biggest cut since March 2020, followed by additional cuts of the benchmark interest rate by a quarter of a percentage point in each of November and December of 2024. During periods of falling or lower interest rates, Global Atlantic may also face cash flow mismatches between interest earned on its investment portfolio and policy liabilities that may be crediting higher rates. When rates decline more policyholders might hold onto their products than expected because those products seem more attractive. However, Global Atlantic's ability to lower crediting rates is subject to several constraints. For instance, minimum crediting rates are filed with and approved by state regulators, and certain products contain interest rate guarantee periods and other characteristics that restrict this ability, among other restrictions. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit Global Atlantic's ability to adjust or maintain crediting rates at levels necessary to avoid decreases in earnings under certain conditions. Prolonged periods of low interest rates could challenge product development and product attractiveness and may also result in Global Atlantic earning lower margins on new business volumes than Global Atlantic has historically earned. Lower interest rates may reduce the demand for Global Atlantic's insurance products, leading to lower sales. In addition, lower interest rates may make the reinsurance solutions Global Atlantic is able to offer more expensive to potential clients, decreasing their interest in executing reinsurance transactions with Global Atlantic. In a period of declining interest rates, Global Atlantic's investment earnings may decline because new investments will likely bear lower interest rates, and Global Atlantic may not be able to fully offset the decline in investment earnings with lower liability costs on the products these investments support. In addition, the yield on Global Atlantic's floating rate assets will decline as interest rates decline, reducing Global Atlantic's investment income. During periods of declining interest rates, life insurance and annuity products also may be relatively more attractive to consumers due to minimum guarantees, resulting in a higher percentage of contracts remaining in force than originally estimated, causing greater claims costs and asset/liability cash flow mismatches. Conversely, management actions to reduce rates on in-force contracts in response to declining interest rates may result in greater surrenders than originally estimated, which may adversely affect Global Atlantic's earnings related to those products. While Global Atlantic seeks to cash-flow match its assets to its policy liabilities, greater market volatility and uncertainty has made matching more difficult. To the extent that Global Atlantic does not or is unsuccessful in cash-flow matching, our insurance business will face the risk of having to reinvest in lower-yielding assets, reducing investment income. Furthermore, a low-interest rate environment with reduced investment market returns could encourage alternative capital providers to enter the insurance market in order to achieve higher returns. This could have the effect of increasing the level of competition in the insurance market and applying pressure on premiums, which could affect the gross written premium that Global Atlantic is able to generate. Moreover, certain of Global Atlantic's life insurance policies have a longer duration than available investment assets, and, in a declining rate environment, as assets backing these policies mature, the proceeds may have to be reinvested in lower-yielding assets, reducing investment income.
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
Our insurance business relies on third parties to distribute its insurance products, and any disruption with our third-party distribution network could have a material adverse effect on us.
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
Global Atlantic competes with other insurance companies to place products with distribution partners. Key distribution partners, such as banks and broker-dealers, may merge, change their business models in ways that affect how Global Atlantic's products are sold, or terminate their distribution contracts with Global Atlantic, or new distribution channels could emerge and adversely impact the effectiveness of Global Atlantic's distribution efforts. Consolidation of such distribution partners and/or other industry changes may also increase competition for access to distributors and increase the likelihood of products being dropped from a distributor or that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to Global Atlantic. Distribution partners may also stop offering one or more of Global Atlantic's products, for a period of time or permanently, for a variety of reasons, including Global Atlantic's financial strength pricing or servicing. If any one of such distribution partners were to terminate its relationship with Global Atlantic or reduce the amount of sales which it produces, our insurance business would likely be adversely affected.
In addition, some of Global Atlantic's distribution partners and potential distribution partners use proprietary or third-party scoring systems in determining which products to sell. These ratings are primarily based on an insurance company’s statutory filings and provide a quantitative comparison of one insurance company against another. If Global Atlantic's scores fall to levels unacceptable to its distribution partners, they may no longer distribute Global Atlantic's products to their customers, which would have a negative impact on our insurance business. Other distributors use proprietary scoring systems that typically incorporate NRSRO credit or financial strength ratings or other industry ratings, and Global Atlantic’s ability to access distribution channels may be impacted if it does not have a certain score under those proprietary methods. If Global Atlantic is unable to place its products or retain its products on the platforms of distribution partners, our insurance business would likely be materially and adversely affected.

We may be required to accelerate the amortization of deferred revenues and expenses, including DAC and VOBA.
Our insurance business incurs significant costs in connection with acquiring new and renewal insurance business. DAC consists of commissions and other costs that are directly related to the successful acquisition of new or renewal insurance contracts. Deferrable sales inducements ("DSI") are generated by annuities that offer enhanced crediting rates or bonus payments to policyholders. VOBA represents the difference between the carrying value of the purchased in-force insurance contract liabilities at the time of the business combination and the estimated fair value of insurance and reinsurance contracts. Global Atlantic also defers certain revenues and establishes an unearned revenue reserve ("URR") liability for revenues from certain universal life insurance products that are deferred to future periods and an unearned front-end load ("UFEL") for gross premium in excess of the benefit reserve plus additional insurance liability for certain preneed contracts. For limited pay contracts, a deferred revenue liability ("DRL") that represents the gross premium less the net premium is established. Each of DAC, VOBA, URR, UFEL and DRL requires significant estimates to establish and amortize. In conjunction with the Global Atlantic acquisition, purchase accounting required Global Atlantic to write-down intangibles, including DAC and VOBA, and then reestablish the new VOBA at the fair value for Global Atlantic. These purchase accounting adjustments will impact Global Atlantic's emergence of earnings in the future.
Global Atlantic periodically revises the key assumptions used in the calculation of the amortization of DAC, VOBA, DRL, URR, UFEL and DSI as part of the assumption review process. To the extent policy or contract terminations exceed projected levels or if key assumptions are revised, then the amortization of deferred revenues and expenses will be accelerated in the period of the change and will result in a charge to income, which could have a material adverse effect on our profitability.
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
Global Atlantic periodically reviews the adequacy of its reserves and the assumptions underlying those reserves at least annually. We cannot, however, determine with precision the amounts that Global Atlantic will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting policy liabilities, together with future premiums, will grow to the level assumed prior to the payment of benefits or claims. Global Atlantic has limited experience to date on policyholder behavior with respect to certain of the products we offer. As a result, future experience could deviate significantly from Global Atlantic’s assumptions. For example, for Global Atlantic's directly issued fixed-rate annuities, reserves are equal to policyholder account balances before applicable surrender charges, and lapse, surrender rates and persistency assumptions are important assumptions used in calculating these reserves and drivers of profitability with respect to these products. Advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual longevity or mortality risk profile and other medical breakthroughs that extend lives, could cause Global Atlantic's future experience to deviate significantly from actuarial assumptions, which could adversely impact the level of reserves and profitability. The resulting acceleration of expense amortization, reduced spread or increased payments could have a material adverse effect on us.
If actual experience differs significantly from assumptions or estimates, certain balances included in Global Atlantic's balance sheet may not be adequate, particularly DAC, VOBA, policy reserves and other actuarial balances. If Global Atlantic concludes that its reserves, together with future premiums, are insufficient to cover future policy benefits and claims, Global Atlantic would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could have a material adverse effect on us. The increase in the statutory reserves of our insurance subsidiaries may negatively affect liquidity and capitalization.
Changes in regulations relating to reserves, such as implementation of principle-based reserving, may cause fluctuations to the amount of statutory reserves held and could adversely impact our insurance business. The NAIC is developing requirements for principle-based reserves for fixed annuities that, if implemented, could result in higher statutory reserves and may cause greater fluctuations in the amount of statutory reserves held. There can be no guarantee as to whether these changes will be implemented or their impact on Global Atlantic.

Estimates used in the preparation of financial statements and models for insurance products may differ materially from actual experience as these determinations involve a significant degree of judgment.
GAAP requires the application of accounting guidance and policies that often involve a significant degree of judgment when accounting for insurance products. These estimates include, but are not limited to, premium persistency, future policy benefits and related expenses, valuation and impairment of investments and amortization of deferred revenues and expenses. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances and, when applicable, internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material adverse effect on our financial statements. Inaccuracies could result in, among other things, an increase in policyholder benefit reserves which would result in a charge to earnings or other material adjustments to Global Atlantic’s financial statements. Additionally, the potential for unforeseen developments, including changes in laws, regulations or accounting standards, may result in losses and loss expenses materially different from the reserves initially established, which could also materially and adversely impact Global Atlantic’s business, financial condition, results of operations and prospects.
In addition, Global Atlantic employs models to price products, calculate reserves and value assets, as well as to evaluate risk and determine internal capital requirements, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. Global Atlantic continues to implement additional model controls and model improvements. Such model improvements could impact Global Atlantic’s financial results. As Global Atlantic's businesses continue to expand and evolve, the number and complexity of models it employs has grown, increasing exposure to error in the design, implementation or use of models, including the associated data input, controls and assumptions, and the controls in place to mitigate their risk may not be effective in all cases. Limitations or errors in the design, implementation or use of these models may be material and could lead Global Atlantic to make wrong or suboptimal decisions in aspects of its business, which could have a material adverse effect on us and our results of operations and financial condition.
Global Atlantic's growth strategy includes reinsurance of insurance obligations written by unaffiliated insurance companies, and its ability to both consummate and realize the anticipated financial benefits from reinsurance transactions is uncertain.
Global Atlantic has grown and intends to continue growing its business through block reinsurance transactions, flow reinsurance, pension risk transfer reinsurance and the issuance of funding agreements. Global Atlantic routinely reviews potential reinsurance transactions, some of which may be material. To the extent Global Atlantic is unable to consummate suitable reinsurance transaction opportunities on acceptable terms, its future growth may be negatively impacted. Even if Global Atlantic does find suitable opportunities on commercially acceptable terms, Global Atlantic may not be able to consummate these transactions because of the regulatory approvals required or other considerations. There is no assurance Global Atlantic will continue to be successful in entering adjacent institutional markets.
Competition, in particular with respect to transaction pricing, makes it more difficult to identify transactions with terms that are commercially acceptable based on Global Atlantic's objectives and analyses. Moreover, the NAIC, the BMA and other insurance regulators continue to scrutinize asset-intensive funded reinsurance. For example, the NAIC is considering, and certain states have enacted, insurance business transfer laws that permit insurers to transfer blocks of business to other insurers by operation of law. Such transfers could become a viable alternative structure to block reinsurance transactions and consequently may materially and adversely impact Global Atlantic's ability to identify and enter into new block reinsurance transactions. In addition, the NAIC is currently considering a proposal to require asset adequacy analysis for certain reinsurance transactions. The NAIC’s Life Actuarial (A) Task Force (“LATF”) has exposed a draft actuarial guideline proposing enhancements to reserve adequacy requirements, which is expected to be adopted in 2025 for reserves reported as of December 31, 2025 in an insurer’s annual statement. The guideline would require asset adequacy testing for certain reinsurance transactions within the scope of the draft guideline involving long-duration insurance business that relies heavily on asset returns (referred to in the proposed guidance as “asset-intensive business”). Such testing would be performed using a cash flow testing methodology. LATF has indicated that the guideline should focus on disclosure by the ceding insurer, as opposed to adopting new substantive reserving requirements; however, individual states will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting. We are unable to predict the effect, if any, on Global Atlantic, if asset adequacy testing were required in connection with reinsurance transactions.
If Global Atlantic enters into a reinsurance transaction, there can be no assurance that the transaction will achieve the results expected at the time the transaction is executed. Any transaction’s terms are likely to be determined by qualitative and quantitative factors, including our estimates. These transactions expose us to the risk that actual results materially differ from those estimates. Factors that can cause Global Atlantic’s actual experience to vary from its estimates include, but are not limited to macroeconomic, asset performance, business growth, demographic, policyholder behavior, regulatory and political conditions. In addition, Global Atlantic faces risks associated with managing reinsured blocks. In addition, Global Atlantic faces risks associated with managing reinsured blocks, including potential disruption of servicing for policyholders. Certain Global Atlantic reinsurance transactions include cessions to third-party reinsurers, exposing Global Atlantic to counterparty risk that may be concentrated. In the event these counterparties become financially distressed, Global Atlantic may recapture liabilities it intended to reinsure off its balance sheet and may require additional capital to back these liabilities. In addition, in certain transactions Global Atlantic assumes servicing for policyholders, and if servicing disruptions arise, Global Atlantic may experience customer complaints, regulatory intervention, or other adverse impacts.
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
Global Atlantic sponsors co-investment vehicles ("Co-Invest Vehicles"), which have capital committed to invest alongside Global Atlantic in certain block reinsurance, flow reinsurance, pension risk transfer and other reinsurance transactions that Global Atlantic enters into during their investment period. Global Atlantic does not control the Co-Invest Vehicles, and Global Atlantic is subject to the risk that the Co-Invest Vehicles fail or refuse to fund their portion of a particular transaction, in which case Global Atlantic would have contractual remedies against the defaulting Co-Invest Vehicles, but not directly against their shareholders or lenders. Global Atlantic is also subject to the risk that a Co-Invest Vehicle fails to meet its obligations under any funds withheld reinsurance arrangements with Global Atlantic.
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
If Global Atlantic's capital levels are deemed insufficient, Global Atlantic could be required to reduce its risk profile in order to maintain its current ratings, by, for example, reinsuring and/or retroceding some of Global Atlantic's business, materially altering its business and sales plans or by raising additional capital. Any such action could have a material adverse effect on us.
Our insurance business depends in part on strong financial strength ratings to compete effectively. Global Atlantic’s clients and counterparties use its insurance financial strength ratings as one source to assess its financial strength and quality. Downgrades in Global Atlantic's credit ratings or changes to its rating outlook, or downgrades or changes in outlook to the financial strength ratings of Global Atlantic's insurance subsidiaries, could have a material adverse effect on our insurance business in many ways, including limiting access to distributors, restricting Global Atlantic's ability to generate sales, decreasing profitability, increasing policy lapse activity, limiting access to capital markets and potentially increasing the cost of debt, which could adversely affect liquidity. For example, Global Atlantic believes that a downgrade in the A.M. Best rating of our U.S. insurance subsidiaries could materially impact their sales and access to new distribution relationships. The ability of our subsidiaries to engage in reinsurance transactions—and to do so absent substantial obligations to collateralize performance of their respective obligations—may depend in part on their financial condition and is influenced by their ratings. If an independent rating agency downgrades or withdraws any of Global Atlantic's ratings, Global Atlantic could be limited in, or prevented from, writing any new insurance and reinsurance contracts; some existing contracts may be terminated or may require Global Atlantic to enhance certain credit terms; the pricing terms Global Atlantic can obtain may be adversely affected; and Global Atlantic's borrowing costs or ability to access the capital markets could be materially and adversely impacted. Downgrades in credit or financial strength ratings may increase the regulatory scrutiny to which Global Atlantic and its insurance subsidiaries are subjected. In addition, failure by Global Atlantic to maintain minimum RBC ratio requirements in certain contracts could permit the counterparty to terminate the contract, recapture business or require posting of additional collateral. There is no guarantee that Global Atlantic will be able to maintain its ratings in the future or that such ratings will not be withdrawn, and we cannot provide any assurances that actions taken by ratings agencies would not result in a material adverse effect on us.

Global Atlantic faces risks associated with business it reinsures and business it cedes to reinsurers, which could cause a material adverse effect on us.
As part of Global Atlantic's overall risk management strategy, it cedes business to other insurance companies through reinsurance. Global Atlantic's inability to collect from its reinsurers (including reinsurance clients in transactions where Global Atlantic reinsures business net of ceded reinsurance) on its reinsurance claims could have a material adverse effect on us. Although reinsurers are liable to Global Atlantic to the extent of the reinsurance coverage it acquires, Global Atlantic remains primarily liable as the direct insurer on all risks that it writes; therefore, Global Atlantic's reinsurance agreements do not eliminate its obligation to pay claims. As a result, Global Atlantic is subject to the risk that it may not recover amounts due from reinsurers. The risk could arise primarily in two situations: (1) Global Atlantic's reinsurers may dispute some of its reinsurance claims based on contract terms, and, as a result, Global Atlantic may receive partial or no payment or (2) Global Atlantic's reinsurers may default on their obligations. While Global Atlantic may manage these risks through transaction-related diligence, contract terms, collateral requirements, hedging, and other oversight mechanisms, Global Atlantic's efforts may not be successful. A reinsurer's insolvency, or its inability or unwillingness to make payments due to Global Atlantic under the terms of the relevant reinsurance agreements, could have a material adverse effect on us.
Global Atlantic also bears the risk that the companies that reinsure its mortality risk on a yearly renewable term, where the reinsurer may reset the premium and other terms each year, increase the premiums they charge to levels Global Atlantic deems unacceptable. If that occurs, Global Atlantic will either need to pay such increased premiums, which will affect margins and financial results, or alternatively, Global Atlantic will need to limit or potentially terminate reinsurance, which will increase the risks that Global Atlantic retains. Conversely, certain of our insurance subsidiaries assume liabilities from other insurance companies. Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to Global Atlantic could cause policyholders of contracts reinsured to Global Atlantic to surrender or lapse their policies in unexpected amounts. In addition, to the extent such ceding companies do not perform their obligations under the relevant reinsurance agreements, Global Atlantic may not achieve the results intended and could suffer unexpected losses. Certain reinsurance transactions require additional operational support, administration, regulatory filings and compliance with jurisdiction-specific laws and regulations, subjecting Global Atlantic to additional scrutiny and risks. See also “Global Atlantic's growth strategy includes reinsurance of insurance obligations written by unaffiliated insurance companies, and its ability to both consummate and realize the anticipated financial benefits from reinsurance transactions is uncertain.” These risks could materially and adversely affect us.
Changes in accounting standards could adversely impact our insurance business.
Global Atlantic's financial statements are subject to the application of GAAP, which is periodically revised, reinterpreted and/or expanded by the Financial Accounting Standards Board (“FASB”). Accordingly, from time-to-time Global Atlantic is required to adopt new guidance or interpretations, or could be subject to existing guidance as Global Atlantic enters into new transactions or business lines, which may have a material effect on us that is either unexpected or has a greater impact than expected.
The NAIC has approved Statutory Accounting Principles ("SAP") for U.S. insurance companies that have been implemented by the domiciliary states of Global Atlantic's U.S. insurance subsidiaries. The NAIC from time to time considers amendments to the Statutory Accounting Principles and is currently considering various amendments to the Statutory Accounting Principles that impact investment transactions, including, the treatment of negative Interest Maintenance Reserve (“IMR”) and capital charge determinations for loan-backed and structured securities. In addition, the NAIC adopted changes related to filing exempt status for certain securities or loans, which generally allows the use of an NRSRO rating for purposes of capital assessment as opposed to requiring review by the Securities Valuation Office. These changes and future changes raise uncertainty with respect to the NAIC ratings of, and consequently capital required to be held for, certain investments.
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

Our Bermuda insurance subsidiaries are licensed to conduct insurance business by the BMA. In 2016, the BMA made significant changes to Bermuda's regulatory and supervisory regimes, to achieve equivalence with the EU's Directive 2009/138EC, as amended (Solvency II). On March 24, 2016, and (retroactively) effective as of January 1, 2016, a number of changes were instituted for commercial insurers and insurance groups to enhance statutory and prudential reporting requirements. In that regard, the BMA implemented the Economic Balance Sheet ("EBS") framework ("EBS Framework"), which is now used as the basis to determine an insurer's enhanced capital requirement. Bermuda-licensed commercial insurers are required to prepare prescribed statutory financial statements. Global Atlantic's Bermuda insurance subsidiaries' financial statements prepared in accordance with GAAP act as the basis on which statutory financial statements are prepared, subject to application of certain prudential filters. These statutory financial statements, in turn, form the starting basis for the preparation of the EBS. The statutory financial statements also form the basis for assessing each Bermuda insurance subsidiary's ordinary dividend capacity, Minimum Margin of Solvency and class of registration as an insurer in Bermuda. The EBS Framework and statutory financial statements are embedded in the BMA's legislative and regulatory regime. The European Insurance and Occupational Pensions Authority conducted a review of Solvency II in 2020 and noted that a number of amendments to Solvency II are required to ensure that the regulatory framework continues as a well-functioning risk-based regime. In 2023 and 2024, the BMA issued a series of consultation papers exploring updates to its framework, including updated requirements for reserves, capital and governance. The BMA is in the process of implementing these requirements and could propose further updates to certain aspects of the EBS Framework. If any such updates materially increase the ECR, it could materially increase the amount of capital Global Atlantic is required to hold to meet its BSCR and BMA requirements.
Changes to GAAP, SAP, the Bermuda EBS Framework or capital models may be complex, require significant resources to implement and have an impact on our controls, which may be significant. Failure to implement or take appropriate or effective management actions in response to such changes may have a material adverse impact on us. Global Atlantic can give no assurances that the impacts of current, proposed or future changes to GAAP, SAP, Bermuda EBS Framework, capital models or any components or interpretation thereof, the grant of permitted accounting practices to Global Atlantic's competitors or future changes to legal, accounting, capital or financial regimes will not have a negative impact or material adverse effect on us.
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

Certain of Global Atlantic's reinsurance agreements contain triggers that permit the reinsurance client to recapture some or all of the reinsured portfolio, which, if triggered, may have a material adverse effect on us.
Certain of Global Atlantic's reinsurance agreements contain triggers that, if breached, may result in the reinsured party having the right to recapture the reinsured business or terminate the reinsurance agreement with respect to new business. A recapture trigger permits the ceding company to reassume under certain circumstances all or a portion of the risk ceded to Global Atlantic. For reinsurance transactions in which the ceding company cedes all or a portion of the risk to Global Atlantic, Global Atlantic's reinsurance agreements typically include a recapture right that is triggered if, for example, Global Atlantic fails to maintain certain minimum levels of capitalization or certain minimum levels of reserves to support the business reinsured. These reinsurance agreements also typically include provisions that provide for termination of the agreement and recapture of the business upon the occurrence of insolvency, rehabilitation, non-payment of amounts due, material breach of contract provisions or failure to provide the ceding company with the ability to take reserve credit. The economic, financial and liquidity impact from the loss of the recaptured business, in addition to Global Atlantic's economic hardships at the time of recapture, may have a material adverse effect on us.
The determination of the amount of impairments and allowances for credit losses recognized on Global Atlantic's investments is highly subjective and could materially affect us.
The determination of the amount of impairments and allowances for credit losses is based upon Global Atlantic's periodic evaluation and assessment of known and inherent risks associated with the respective asset class and the specific investment being reviewed. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflects changes in allowances and impairments in its financial results as such evaluations are revised. Impairments result in a non-cash charge to earnings during the period in which the impairment charge is taken. Changes in allowances for credit losses can result in either a charge or credit to earnings.
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
The assessment of whether impairments have occurred is based on Global Atlantic management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security or loan and the issuer or borrower, as applicable, and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security or loan and in assessing the prospects for ultimate recovery. There can be no assurance that management has accurately assessed the level of impairments taken in Global Atlantic's financial statements and their potential impact on regulatory capital. Furthermore, additional impairments and allowance provisions may be taken in the future, which could have a material adverse effect on us.
Global Atlantic's membership in Federal Home Loan Banks subjects Global Atlantic to potential liquidity and other risks.
Each of our U.S. insurance subsidiaries is a member of its respective regional FHLB (those located in Des Moines, Indianapolis and Boston), which allows those companies to borrow against certain of their investments, such as commercial mortgage loans, eligible under the applicable FHLB definition to be posted as collateral. If those sources of borrowing by those companies were to no longer be available to them, or if the FHLBs issue a capital call on the preferred shares owned by our insurance companies, the liquidity of such insurance subsidiaries could be materially and adversely affected. The Federal Housing Finance Authority (the “FHFA”) is currently undertaking a review of the FHLBs and their membership seeking feedback from stakeholders on the FHLB’s role or potential role in addressing housing finance, community and economic development, affordability, and other related issues. It is unclear what the timeframe for review is and what the potential results of the review could be, but at least one proposed rulemaking, published in fall 2024, seeks to amend FHLB capital requirements to modify limits on extensions of unsecured credit in on- and off-balance sheet and derivative transactions. If the applicable insurance subsidiary's creditworthiness falls below the minimum required or if legislative or other political actions cause changes to the FHLB mandate or to the eligibility of life insurance companies to be members of the FHLB system, Global Atlantic may lose access to this funding and be required to find other sources to replace it.

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
Global Atlantic may also from time to time participate in reverse repurchase agreements whereby Global Atlantic purchases fixed income securities from third parties in exchange for cash, with a concurrent obligation by such third parties to repurchase those same securities from Global Atlantic at a determined future date. In the case of default by any such third party, Global Atlantic runs the risk that such third party may not repurchase the security when required. In the event of the bankruptcy or other default of such third party in a repurchase agreement, Global Atlantic could experience both delays in liquidating the underlying security and losses, including (1) a possible decline in the value of the collateral received from Global Atlantic's counterparties during the period while Global Atlantic seeks to enforce its rights thereto, (2) possible subnormal levels of income and lack of access to income during this period and (3) expenses of enforcing Global Atlantic's rights.
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
The IRS could contend that Global Atlantic was, or our non-U.S. subsidiaries are or were, engaged in trade or business within the United States and subject to U.S. federal income taxes, and, if successful, we could be materially and adversely affected. Certain Global Atlantic subsidiaries are non-U.S. companies that are treated as corporations for U.S. federal income tax purposes. The Bermuda insurance subsidiaries and GAFL prior to 2024 have conducted, and the insurance subsidiaries intend to conduct, substantially all of their operations outside the United States and to limit their U.S. contacts with the intention that the Bermuda insurance subsidiaries not be treated as engaged in trade or business within the United States. However, there is considerable uncertainty as to when a non-U.S. corporation is engaged in trade or business within the United States, and there can be no assurance that the IRS will not contend that the Bermuda insurance subsidiaries are or were engaged in trade or business within the United States.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their non-U.S. affiliates, including from the Base Erosion and Anti-Abuse Tax (the "BEAT") on certain U.S. companies that make deductible payments to related non-U.S. companies in taxable years beginning after December 31, 2017. While Global Atlantic has taken certain steps to mitigate the effect of the BEAT, there can be no assurances that these steps will be successful. In addition, the Code permits the IRS to reallocate, recharacterize, or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item. Further, the tax treatment of certain aspects of reinsurance ceded to a non-U.S. reinsurer on a funds withheld coinsurance basis is uncertain. If the IRS were successfully to challenge Global Atlantic's intercompany reinsurance arrangements between its subsidiaries or Global Atlantic's tax treatment of funds withheld coinsurance with non-U.S. reinsurers (including the Bermuda insurance subsidiaries), we could be materially and adversely affected. There are significant cross-border transactions in place among Global Atlantic's affiliates, some of which Global Atlantic treats as loans or swaps for tax purposes, and Global Atlantic may expand the scope of its cross-border intercompany transactions in the future. There are also significant cross-border reinsurance transactions in place with non-U.S. third parties. If the IRS were to successfully challenge the tax treatment of these transactions, or if legislation were enacted, or administrative guidance promulgated, that altered the expected tax treatment of such transactions, we could be materially and adversely affected.
Changes in U.S. tax law could also affect the products that our insurance subsidiaries sell. Many of the products our insurance subsidiaries sell benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, our insurance subsidiaries sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. In addition, current U.S. federal income tax law permits the exclusion from taxation of death benefits paid under life insurance contracts. Changes in U.S. tax laws that alter the tax benefits or treatment of certain products could result in a material reduction in demand for our insurance subsidiaries' products and could affect policyholder behavior with respect to existing annuity products in ways that are difficult to predict, for example increasing the expected lapse rate or, if the treatment of existing contracts is grandfathered, reducing the rate at which existing contracts are surrendered or rolled over. In addition, changes in corporate tax rates and/or individual tax rates and/or the estate tax exclusion could impact the competitiveness of Global Atlantic’s product pricing or demand for such products, which could affect our insurance subsidiaries’ ability to attract or retain clients or could reduce the profitability of our insurance products and have a material adverse effect on us.
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
However, the rules under Section 7874 are relatively complex and there is limited guidance regarding their application. There can be no assurance that the IRS will agree with the position that GAFL should not be treated as a U.S. corporation for U.S. federal income tax purposes for periods prior to 2024. If for such periods GAFL were to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 or for any other reason, GAFL would be subject to substantial additional historic U.S. federal income tax liability, including taxation of all of Global Atlantic's Bermuda insurance subsidiaries' subpart F income and global intangible low-taxed income, as defined under Section 951A(b) of the Code, which could have a material adverse effect on us.
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
Bermuda enacted legislation in December 2023 implementing a corporate tax aimed at multinational enterprises with revenues generally exceeding €750 million. The Bermuda corporate income tax (“CIT”) is a flat minimum tax based upon 15% of reported financial profits. The CIT comes into effect for tax years beginning in 2025, however implementation may be delayed for certain groups for up to five years. The legislation provides for various offsets and credits. It is not presently expected that the Bermuda CIT will have a significant impact upon Global Atlantic’s financial performance. However, there is uncertainty regarding the implementation of the CIT and its application to insurance companies, and the impact of the CIT on Global Atlantic’s Bermuda-based businesses of its sponsored vehicles will continue to be assessed.
See Note 18 "Income Taxes" in our financial statements for further information regarding various tax matters "—Risks Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability" for discussions of the OECD's BEPS project.
Global Atlantic's businesses are heavily regulated across numerous jurisdictions and changes in regulation could reduce the profitability of our insurance business.
Our insurance and reinsurance subsidiaries are highly regulated by, among others, insurance regulators in the United States and Bermuda, and changes in regulations affecting our insurance business may reduce Global Atlantic's profitability and limit its growth. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled or may be deemed commercially domiciled may require these companies to, among other things, maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, restrict payments of dividends and distributions of capital, restrict our ability, in certain cases, to write insurance and reinsurance policies, make certain types of investments and distribute funds, and restrict the type and concentration of investments that can be made. For example, due to regulatory restrictions on the payment of dividends, our U.S. insurance subsidiaries may not declare a dividend in 2025 to their holding companies without prior domiciliary state regulatory approval. Offering new products or offering products in additional jurisdictions will also subject Global Atlantic to additional regulation and compliance requirements. With respect to investments, our insurance and reinsurance subsidiaries must comply with applicable regulations regarding the type and concentration of investments it may make. These restrictions are set forth in investment guidelines that KKR's investment management subsidiary must comply with when providing investment management to our insurance companies. These restrictions may limit Global Atlantic's ability to invest and KKR's ability to earn fees on those investments. In addition, our insurance and reinsurance subsidiaries are subject to laws and regulations governing affiliate transactions. The investment management agreements between the KKR investment manager and our insurance subsidiaries were approved by applicable insurance regulators, and any changes of such agreements, including with respect to fees, must receive applicable regulatory approval. These affiliate transaction rules are particularly important to Global Atlantic given (1) its relationship with KKR and (2) the fact that its business strategy involves reinsuring business among its subsidiaries.
If our relationships, or our reputation with, various regulatory authorities were to deteriorate, we could be materially and adversely affected, including by making it more difficult, or impossible, for Global Atlantic to obtain necessary consents and approvals.
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
All 50 U.S. states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands have insurance guaranty association laws that require insurance companies doing business within those jurisdictions to participate in various types of guaranty associations or other similar arrangements. It is possible that a large insolvency could require extraordinary assessments on our insurance subsidiaries. We cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material adverse impact on us.
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
All U.S. states allow reinsurers from approved non-U.S. jurisdictions, including for example Bermuda, to apply for reciprocal reinsurer status. A reinsurer with reciprocal reinsurer status is not required to post collateral to a U.S.-based ceding insurer for that ceding insurer to obtain credit in its statutory financial statements for that reinsurance. We cannot predict the impact of the removal of collateral requirements for reciprocal jurisdiction reinsurers in certain states may have on our insurance business, including its competitiveness in reinsurance transactions. Insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States, and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance and reinsurance companies. The NAIC and state insurance regulators are increasingly focused on the relationships between alternative asset managers and insurers. See also "Certain Recent and Potential Regulatory Developments" above. This focus significantly increases scrutiny of insurance companies strategically partnered with alternative asset managers and the potential for additional regulation. We are unable to predict whether, when or in what form and what impact such regulatory changes will have on our insurance business. Insurance regulations also include restrictions on investments, including limits, regulatory approvals of affiliate investments, permissible asset classes, capital required and with respect to what assets or portion of assets may back reserves. These regulations may materially and adversely impact our insurance business’ returns and capital requirements.

Historically, Bermuda has faced criticism for its tax and regulatory rules and such views may persist. In addition, capital regulations applicable to our insurance subsidiaries may impose meaningful limitations on our insurance business. Insurance companies are subject to minimum capital and surplus requirements that vary by the jurisdiction where the insurance company is domiciled and are generally subject to change over time. In the United States, our insurance subsidiaries are subject to RBC standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act, promulgated by the NAIC, as adopted by Global Atlantic's domiciliary insurance regulators. Global Atlantic's Bermuda insurance subsidiaries are subject to Bermuda Solvency Capital Requirements ("BSCR") standards and other minimum capital and surplus requirements imposed by the BMA. Any failure to meet applicable requirements or minimum statutory capital requirements could subject Global Atlantic to examination or corrective action by regulators, including limitations on Global Atlantic's writing additional business or engaging in finance activities, supervision, receivership or liquidation. New statutory accounting guidance or changes or clarifications in interpretations of existing guidance—including any new guidance, changes or clarifications resulting from the recommendations of the NAIC's Securities Valuation Office with respect to capital required for holding all tranches of a structured security—may adversely impact our insurance subsidiaries, including by limiting our ability to originate, or invest in, certain assets on behalf of our insurance subsidiaries or causing our insurance subsidiaries to increase their required capital in respect of such assets, thus making such asset exposures less attractive to our insurance subsidiaries, which may materially and adversely affect our business.
The NAIC and other insurance regulators have also recently increased scrutiny of reinsurance transactions where business is ceded by U.S. insurers to non-U.S. insurers, like Global Atlantic. RBC ratios of U.S. retirement and life insurance companies like Global Atlantic are impacted by factors beyond Global Atlantic's control, such as the statutory federal tax rate. Future changes in federal corporate tax rates could similarly impact RBC ratios. In addition, the NAIC from time to time considers changes to factors used in calculating RBC. The NAIC is considering revisions to the capital charges for asset-backed-securities, in particular CLOs, with a focus on increasing the capital charge on the mezzanine or residual tranches (i.e., equity securities) of these securitizations. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45% as of year-end 2024. The NAIC has also developed a group capital calculation tool. It is unclear how the group capital calculation tool will interact with existing capital requirements for insurance companies in the United States and with international capital standards and it is also not certain how being a subsidiary of KKR will ultimately impact the determination of Global Atlantic's "group" for such purposes. An increase in RBC or minimum capital requirements may require Global Atlantic to increase its statutory capital levels, which Global Atlantic may be unable to meet. In Bermuda, the BMA continues to review the BSCR on an ongoing basis, including to maintain its equivalency with Solvency II. We cannot predict the likelihood of changes to the capital requirements to which Global Atlantic is subject, whether such changes will have an impact on RBC ratios or whether Global Atlantic will need to raise and hold additional capital in response to such changes and any such changes may have a material adverse effect on us. Moreover, the determination of RBC is based on the NAIC designation of the assets in which Global Atlantic invests. NAIC designation for certain investments depends on the applicable NRSRO rating. If there are changes in an NRSRO's methodology, that impacts the rating of a certain type of asset or changes or clarifications to interpretations of such methodology or related statutory accounting guidance, Global Atlantic's ability to invest in such assets may be impacted and Global Atlantic's investment results may be adversely impacted, or Global Atlantic may need to increase its required capital.
Regulators continue to propose or adopt fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of retirement and life insurance products, including the DOL’s 2024 redefinition of the scope of “investment advice fiduciary” under ERISA. See “—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties, which could materially and adversely affect KKR––Certain Recent and Potential Regulatory Developments.”
These rules, standards, laws and regulations generally require advisers providing investment recommendations to act in the client's best interest or put the client's interest ahead of their own interest. Global Atlantic faces uncertainty regarding the adoption of these rules and regulations, including that the SEC, DOL and state insurance departments may adopt potentially conflicting or overlapping standards. These new and proposed regulations may fundamentally change the way financial advisors, agents, and financial institutions do business. These rules may impact the way in which Global Atlantic's products are marketed and offered by its distribution partners, which could have an impact on customer demand, impact the margins our insurance business makes on its products or increase compliance costs and burdens.
While it remains uncertain what impact these rules and potential rules will have on Global Atlantic’s business, Global Atlantic could experience a material decline in sales of our insurance business’ products in the individual channel, such as variable annuities and fixed-indexed annuities. Regulators in enforcement actions and private litigants in litigation could also find it easier to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Such laws and regulations may have a material adverse impact on the industry and may have a material adverse impact on our insurance business.

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
The BMA regulates and supervises each of our Bermuda insurance subsidiaries on a stand-alone basis in Bermuda. The Bermuda Insurance Act and the policies of and/or other codes issued by the BMA relevant to insurers require each of our Bermuda reinsurance subsidiaries to, among other requirements, maintain a minimum level of capital and surplus; satisfy solvency standards; comply with restrictions on dividends; obtain prior approval or provide notification to the BMA of changes in controlling interests by a shareholder across prescribed thresholds; make financial statement filings; prepare a financial condition report; maintain a head office in Bermuda from which each of our Bermuda insurance subsidiaries' insurance business will be directed and managed; and allow for the performance of certain periodic examinations of its financial condition. These statutes and regulations may restrict Global Atlantic's ability to write insurance and reinsurance policies, distribute funds and pursue its investment strategy. Our Bermuda insurance subsidiaries will be exposed to any changes in the political environment in Bermuda.
The Bermuda insurance and reinsurance regulatory framework is subject to scrutiny from many jurisdictions. As a result of such overseas scrutiny, the BMA has implemented and imposed additional requirements on the licensed insurance companies it regulates to achieve equivalence under Solvency II, the solvency regime applicable to the EU insurance sector. As such, Bermuda's commercial reinsurance industry operates in a legal and regulatory environment that is deemed to be equivalent with that of the EU. The BMA's additional requirements resulting from Solvency II equivalence include enhanced solvency and governance requirements imposed on commercial insurers and reinsurers. As part of the additional requirements, the BMA has also established a group solvency framework that could further enhance the required capital and solvency requirements if the BMA is deemed to be the group regulator. There is a risk that if Solvency II were amended in any way, Bermuda may be required to amend its regulatory regime to maintain its equivalence under Solvency II, which could lead to changes in the regulatory regime administered by the BMA.
The BMA continues to consider further revisions to the Bermuda capital ratio, called BSCR, and may propose further updates to certain aspects of the EBS Framework. Any such updates may materially increase the capital our Bermuda insurance subsidiaries must hold.
We cannot provide any assurances that insurance supervisors in the United States or elsewhere will not review Global Atlantic's activities and assert that our Bermuda insurance subsidiaries are subject to a U.S. jurisdiction's requirements. In addition, our Bermuda insurance subsidiaries may be subject to indirect regulatory requirements imposed by jurisdictions that may limit Global Atlantic's ability to provide reinsurance. For example, our Bermuda insurance subsidiaries' ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable supervisory bodies. Regulatory scrutiny or proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting reinsurance from, U.S. insurers to non-U.S. insurers, in particular between affiliated insurance companies. Reinsurance between our U.S. and Bermuda insurance subsidiaries is subject to approval by the applicable U.S. domiciliary state insurance department, and there can be no guarantee such approval will be obtained. Furthermore, Global Atlantic Re Limited reinsures substantially all of Global Atlantic's variable annuity business. If Global Atlantic Re Limited were no longer able to reinsure such business or if Global Atlantic had to recapture variable annuity business reinsured to Global Atlantic Re Limited due to changes in laws or regulations applicable to Global Atlantic Re Limited, Global Atlantic would likely experience increased fluctuations in its RBC ratio attributable to the sensitivity of variable annuities to changes in equity and interest rate markets. A loss of or inability to obtain reciprocal or certified reinsurer status for Global Atlantic's non-U.S. insurance companies may result in requiring additional collateral to be posted with respect to Global Atlantic's existing reinsurance agreements, which may have a material adverse effect on us.
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
Prior to the Sunset Date, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our common stock is required. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements are currently not generally available to holders of our common stock. In addition, until the Sunset Date, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd-Frank Act or “pay for performance” compensation disclosure. As a result, our stockholders do not currently have an opportunity to provide a non-binding vote on the compensation of our named executive officers or receive additional compensation disclosure. Moreover, holders of our common stock are currently unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they currently generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.
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
We have used, and in the future may continue to use, our common stock or securities convertible, exchangeable or exercisable into our common stock as consideration in connection with acquisitions and strategic investments. For example, in connection with the acquisition of a majority of the equity interest of Global Atlantic on February 1, 2021, we issued 23.0 million shares of Series C Mandatory Convertible Preferred Stock and in connection with several other strategic acquisitions in the past we have issued common stock on multiple occasions. In addition, in connection with other investments, we may make certain future contingent payments in the form of common stock or securities convertible, exchangeable or exercisable into our common stock. If our valuations of these transactions are not accurate or if the value of these acquisitions and investments is not realized, the value of our common stock as well as our dividend per share of common stock may decline.
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
We intend to pay cash dividends on a quarterly basis. KKR & Co. Inc. is a holding company and has no material assets other than the KKR Group Partnership Units that we hold through wholly-owned subsidiaries and has no independent means of generating income. The declaration and payment of dividends to our stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time. The declaration and payment of dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our certificate of incorporation, and such other factors as the board of directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. Under Section 170 of the DGCL, our board of directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. However, dividends may not be declared out of net profits if our capital, computed in accordance with DGCL, shall have been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, by paying cash dividends rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In addition, if we issue preferred stock in the future, it will rank senior to our common stock with respect to the payment of dividends.
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

With regard to the second bullet point above, which describes an “investment company” as defined in Section 3(a)(1)(C) of the Investment Company Act (referred to herein as the “40% test”), KKR & Co. Inc. has no material assets other than its ownership of wholly-owned subsidiaries that in turn own interests in KKR Group Partnership. Through these interests, we indirectly are vested with management and control over KKR Group Partnership. We do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our investment vehicles in their respective investment vehicles are neither securities nor investment securities. Accordingly, based on our determination, less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. However, certain of our subsidiaries have a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test. The need to comply with this 40% test may cause us to restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, sell investment securities, including on unfavorable terms, acquire assets or businesses that could change the nature of our business or potentially take other actions that may be viewed as adverse by the holders of our common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
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
With respect to our subsidiary KFN, we believe it is not and does not propose to be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not believe that KFN has held itself out as such. KFN conducts its operations primarily through its majority-owned subsidiaries, which is either outside of the definition of an investment company as defined in the Investment Company Act or excepted from such definition under the Investment Company Act. KFN monitors its holdings regularly to confirm its continued compliance with the 40% test described in the second bullet point above and restricts its subsidiaries with respect to the assets in which each of them can invest and/or the types of securities each of them may issue in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. If the SEC were to disagree with KFN's treatment of one or more of its subsidiaries as being excepted from the Investment Company Act, with its determination that one or more of its other holdings are not investment securities for purposes of the 40% test, or with its determinations as to the nature of its business or the manner in which it holds itself out, KFN and/or one or more of its subsidiaries could be required either (i) to change substantially the manner in which it conducts its operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on KFN, its ability to service its indebtedness and to make distributions on its shares, and on the market price of its securities, and could thereby materially and adversely affect us.

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
From time to time, we may undertake reorganizations or make other changes to our organizational structure. For example, on July 1, 2018, we converted from a Delaware limited partnership to a Delaware corporation; on January 1, 2020, we completed a reorganization to, among other changes, consolidate the three intermediate holdings companies for KKR's business; and, most recently, on May 31, 2022, we completed the mergers contemplated by the Reorganization Agreement by which KKR acquired KKR Holdings. We also committed to undertake another reorganization by the Sunset Date (as defined in the Reorganization Agreement), which will occur not later than December 31, 2026, whereby control of KKR by our Series I preferred stock will be eliminated. These reorganizations or changes, including the reorganization scheduled to occur on the Sunset Date, could be disruptive to our business, result in significant expense, require regulatory approvals, and may not be successful in achieving its objectives or fail to result in the intended or expected benefits, any of which could materially and adversely impact us. For more information about the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement" in this report.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Governance
KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR’s asset management business includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.
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
The KKR CISO is a member of the firm’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across our asset management business and operating functions. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively. The cybersecurity risk environment for KKR’s asset management business, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at the firm. The Operational Risk Committee reports to KKR’s Risk and Operations Committee, which is comprised of senior employees from across our asset management and insurance businesses and operating functions. KKR's Risk and Operations Committee includes our Chief Financial Officer, Chief Operating Officer, Chief Legal Officer and General Counsel, Chief Compliance Officer. At least annually, management will present to the Audit Committee and the Risk Committee of our Board of Directors on various topics relating to KKR's technology risks, including KKR’s cybersecurity program, the current cybersecurity threat landscape, and risk management.
KKR also has a Chief Information Security Officer dedicated to our insurance business (the “Global Atlantic CISO”), who has more than 20 years of experience in various information security and technology roles. The Global Atlantic CISO leads an information security team that is focused on overseeing the cybersecurity strategy and program for Global Atlantic, which includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about Global Atlantic’s security policies. The Global Atlantic CISO reports at least annually to the operations & technology committee of Global Atlantic’s board of directors (whose members include non-executive directors unaffiliated with KKR) and members of KKR’s Risk and Operations Committee. The Global Atlantic CISO also provides ad hoc reporting to Global Atlantic’s management-level committees and Global Atlantic’s board of directors and its risk committee. Material information regarding information security affecting our insurance business is also reported to KKR’s Risk and Operations Committee and to the Audit Committee or Risk Committee of KKR’s Board of Directors.
Cybersecurity Risk Management and Strategy
KKR’s asset management business has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within our enterprise risk management framework. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform cybersecurity-related diligence on third parties that have access to our systems, data or facilities.
In addition to the KKR CISO and our Chief Compliance Officer, the KKR CIRT includes members of the firm’s legal, technology, compliance, risk, public affairs, human capital and finance groups. KKR has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including the Risk and Operations Committee, senior members of management, and our Board of Directors or its committees.

The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. Our technology platforms and applications are designed to enable us to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in our cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security trainings as part of new employee onboarding.
KKR also has a cybersecurity incident response plan that is specific to our insurance business. The plan sets forth the roles and responsibilities of the Global Atlantic incident response team, which is comprised of Global Atlantic employees representing key business functions at our insurance business and is overseen by the Global Atlantic CISO. Global Atlantic utilizes several mechanisms to monitor and manage the cybersecurity risks of our insurance business, including to prevent, and prepare to respond to, an incident. This includes maintaining relationships with external incident response organizations, performing periodic cybersecurity risk assessments, overseeing and monitoring risks from cybersecurity threats associated with third-party service providers, and ensuring that Global Atlantic employees complete security awareness training relating to cybersecurity best practices. Global Atlantic also has a cybersecurity notification framework in place to determine when appropriate notifications and escalations are required to be provided to senior members of Global Atlantic’s management, members of Global Atlantic’s board of directors and members of KKR’s Risk and Operations Committee, certain members of which would, as appropriate, report such information to our Board of Directors or its Audit Committee or Risk Committee.
As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the period covered by this report. However, institutions like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect us, see "Part 1 Item 1A. Risk Factors—"Risks Related to Our Business—Cybersecurity failures and data security breaches may disrupt or have a material adverse impact on our businesses, operations and investments.”

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
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock are listed on the NYSE under the symbol "KKR."
The number of holders of record of our common stock as of February 26, 2025 was 43. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.
Dividend Policy
Under our current dividend policy for common stock that we announced on February 4, 2025, we expect to pay our common stockholders an annualized dividend of $0.74 per share of common stock, equal to a quarterly dividend of $0.185 per share of common stock, beginning with the dividend to be declared with respect to the first quarter of 2025. On February 4, 2025, we declared a regular dividend of $0.175 per share of common stock under our prior dividend policy for the quarter ended December 31, 2024, payable on February 28, 2025 to common stockholders of record as of the close of business on February 14, 2025.
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
The declaration and payment of any dividends to holders of our common stock or holders of any preferred stock which may be issued in the future are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock and such other factors as the Board of Directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of Liquidity." In addition, under Section 170 of the DGCL, our Board of Directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Share Repurchases in the Fourth Quarter of 2024
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price, and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price, and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified, or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of January 31, 2025, there is approximately $69 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the fourth quarter of 2024, no shares of common stock were repurchased, and 246,298 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2024 to October 31, 2024)	—	$—	—	$68,939
Month #2 (November 1, 2024 to November 30, 2024)	—	$—	—	$68,856
Month #3 (December 1, 2024 to December 31, 2024)	—	$—	—	$68,820
Total through December 31, 2024	—		—	$68,820

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
Business Environment
Our asset management, insurance, and strategic holdings segments are affected by the various market and economic conditions of the various countries and regions in which we operate. Market and economic conditions are expected to continue to have a substantial impact on our financial condition, results of operations, and our business in various ways that we are unable to control, including our ability to make new investments, the valuations of the investments we manage, the amount of investment proceeds we realize when we exit our investments, the timing for such realization activity, our ability to fundraise or to sell our various investment and insurance products and services, and the level of our capital markets activities, as discussed in the "Risk Factors" section of this Report.
In 2024, the United States continued to experience economic growth while also continuing to experience persistent inflation in excess of the U.S. Federal Reserve Board’s target rate. The U.S. Federal Reserve Board lowered the target range for the federal funds rate three times in 2024, including a rate reduction in December lowering the target range to 4.25-4.50%. However, in early 2025, the U.S. Federal Reserve Board decided to maintain the target range for the federal funds rate, noting its dual mandate to achieve maximum employment and inflation at the rate of 2 percent over the longer run.
GDP growth in the Eurozone in 2024 was moderately positive. In Europe, the European Central Bank lowered rates four times in 2024, lowering the deposit rate to 3% as Eurozone inflation slowed as compared to the prior year albeit remaining above the European Central Bank’s 2% inflation target.
In Asia, the two largest economies continued to experience divergent economic conditions during 2024. Japan’s economy is expected to have experienced positive growth in the fourth quarter of 2024. The Bank of Japan raised interest rates twice in 2024, ultimately up to 0.25%. In China, the economy grew in 2024, but Chinese growth remains subject to various headwinds including in the property sector.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real gross domestic product (“GDP”) is expanded by 2.8% for the year ended December 31, 2024, compared to an expansion of 2.9% for the year ended December 31, 2023. Eurozone real GDP increased by 0.7% for the year ended December 31, 2024, up from 0.4% growth for the year ended December 31, 2023. In Japan, real GDP is estimated to have decreased by 0.2% for the year ended December 31, 2024, down from 1.5% expansion for the year ended December 31, 2023. Real GDP in China increased by 5.0% for the year ended December 31, 2024, compared to growth of 5.4% reported for the year ended December 31, 2023.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 4.33% as of December 31, 2024, down from 5.33% as of December 31, 2023. The short-term benchmark interest rate set by the European Central Bank was 3.15% as of December 31, 2024, down from 4.5% as of December 31, 2023. The short-term benchmark interest rate set by the Bank of Japan was 0.25% as of December 31, 2024, up from -0.1% as of December 31, 2023. The short-term benchmark interest rate set by The People's Bank of China was 3.10% as of December 31, 2024, down from 3.45% as of December 31, 2023.
•Inflation. The U.S. core consumer price index rose 3.2% on a year-over-year basis as of December 31, 2024, down from 3.9% on a year-over-year basis as of December 31, 2023. Eurozone core inflation was 2.7% as of December 31, 2024, down from 3.4% as of December 31, 2023. In Japan, core inflation rose to 1.6% on a year-over-year basis as of December 31, 2024, down from 2.8% on a year-over-year basis as of December 31, 2023. Core inflation in China was 0.4% on a year-over-year basis as of December 31, 2024, down from 0.6% as of December 31, 2023.
•Unemployment. The U.S. unemployment rate was 4.1% as of December 31, 2024, up from 3.8% as of December 31, 2023. Eurozone unemployment was 6.3% as of December 31, 2024, down from 6.5% as of December 31, 2023. The unemployment rate in Japan was 2.5% as of December 31, 2024, unchanged from 2.5% as of December 31, 2023. The unemployment rate in China was 5.0% as of December 31, 2024, unchanged from 5.0% as of December 31, 2023.

In 2024, the United States equity markets, appreciated significantly on a year-over-year basis, with varying volatility throughout the year, and the U.S. 10-year benchmark treasury yield also fluctuated throughout the year to end at a rate lower at year-end than at the prior year-end of 2023. Short term interest rates fell as the Federal Reserve lowered benchmark interest rates; however, there was an increase in longer term U.S. interest rates. European, Japanese and Chinese equity markets all appreciated on a year-over-year basis.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the year ended December 31, 2024, the S&P 500 was up 25.5%, the MSCI Europe Index was up 2.6%, the MSCI Asia Index was up 10.4% and the MSCI World Index was up 19.5% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 17.4 as of December 31, 2024, increasing from 12.5 as of December 31, 2023, and peaking at 38.6 as of August 5, 2024.
•Credit Markets. During the year ended December 31, 2024, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 22 basis points. The non-investment grade credit indices were up during the year ended December 31, 2024 with the S&P/LSTA Leveraged Loan Index up 9.0% and the BofAML HY Master II Index up 8.2%. During the year ended December 31, 2024, the 10-year government bond yields rose 69 basis points in the United States, rose 34 basis points in Germany, rose 49 basis points in Japan, rose 103 basis points in the UK and fell 89 basis points in China.
•Commodity Markets. During the year ended December 31, 2024, the 3-year forward price of WTI crude oil decreased approximately 0.5%, and the 3-year forward price of natural gas decreased from approximately $4.44 per MMBtu as of December 31, 2023 to $4.36 per MMBtu as of December 31, 2024. The Japan spot LNG import price decreased to approximately $13.82 per MMBtu as of December 31, 2024 from approximately $16.92 per MMBtu as of December 31, 2023.
•Foreign Exchange Rates. For the year ended December 31, 2024, the euro fell 6.2%, the British pound fell 1.7%, the Japanese yen fell 10.3%, and the Chinese renminbi fell 2.7%, respectively, relative to the U.S. dollar.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of this Report for important additional detail regarding risks, uncertainties, and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments and the impact of competition we face. These risks, uncertainties, and other conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section. In particular, see "Risk Factors—Risks Related to Our Investment Activities—Our valuation methodologies for certain assets can be subjective, and the fair value of assets established pursuant to such subjective methodologies is uncertain and may never be realized”, “Risk Factors—Risks Related to Our Investment Activities—Various market and economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our financial results”, and "Risk Factors—Risks Related to Our Business—The investment management and insurance businesses are intensely competitive."

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
Modification of Segment Information and Non-GAAP Measures
In connection with the scaling of the core private equity strategy on KKR’s balance sheet and the acquisition of all of the remaining equity interests in Global Atlantic on January 2, 2024, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the first quarter of 2024, the items detailed below have changed with respect to the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented.
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
Fee Related Earnings
Fee related earnings is a performance measure used to assess the Asset Management segment’s generation of earnings from revenues that are measured and received on a more recurring basis as compared to KKR’s investing earnings. KKR believes this measure is useful to stockholders as it provides additional insight into the profitability of our fee generating asset management and capital markets businesses. FRE equals (i) Management Fees, including fees paid by the Insurance and Strategic Holdings segments to the Asset Management segment and fees paid by Ivy vehicles and other reinsurance vehicles, (ii) Transaction and Monitoring Fees, Net and (iii) Fee Related Performance Revenues, less (x) Fee Related Compensation, and (y) Other Operating Expenses.
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
Key Operating and Capital Metrics
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

Consolidated Results of Operations (GAAP Basis)
The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31, 2024, 2023, and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. See also "Risk Factors" and "—Business Environment" for more information about factors that may affect our business, financial performance, operating results, and valuations.

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$3,653,962	$2,963,869	$690,093
Capital Allocation-Based Income (Loss)	3,558,284	2,843,437	714,847
	7,212,246	5,807,306	1,404,940
Insurance
Net Premiums	7,898,834	1,975,675	5,923,159
Policy Fees	1,377,686	1,260,249	117,437
Net Investment Income	6,574,608	5,514,902	1,059,706
Net Investment-Related Gains (Losses)	(1,423,086)	(235,262)	(1,187,824)
Other Income	238,410	176,442	61,968
	14,666,452	8,692,006	5,974,446
Total Revenues	21,878,698	14,499,312	7,379,386

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	4,330,967	3,012,687	1,318,280
Occupancy and Related Charges	117,111	93,391	23,720
General, Administrative and Other	1,311,676	1,056,899	254,777
	5,759,754	4,162,977	1,596,777
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(147,790) and $224,380, respectively; remeasurement (gain) loss on policy liabilities: $(74,645) and $15,497, respectively.)	13,293,282	6,362,257	6,931,025
Amortization of Policy Acquisition Costs	174,163	87,275	86,888
Interest Expense	271,769	173,883	97,886
Insurance Expenses	741,796	825,998	(84,202)
General, Administrative and Other	745,096	746,215	(1,119)
	15,226,106	8,195,628	7,030,478
Total Expenses	20,985,860	12,358,605	8,627,255

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	3,442,853	3,025,383	417,470
Dividend Income	1,100,361	791,160	309,201
Interest Income	3,458,526	3,369,447	89,079
Interest Expense	(3,034,145)	(2,772,088)	(262,057)
Total Investment Income (Loss)	4,967,595	4,413,902	553,693

Income (Loss) Before Taxes	5,860,433	6,554,609	(694,176)

Income Tax Expense (Benefit)	954,396	1,197,523	(243,127)

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Net Income (Loss)	4,906,037	5,357,086	(451,049)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,149	(5,405)	78,554
Net Income (Loss) Attributable to Noncontrolling Interests	1,756,643	1,630,230	126,413
Net Income (Loss) Attributable to KKR & Co. Inc.	3,076,245	3,732,261	(656,016)

Series C Mandatory Convertible Preferred Stock Dividends	—	51,747	(51,747)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$3,076,245	$3,680,514	$(604,269)
Consolidated Results of Operations (GAAP Basis) - Asset Management and Strategic Holdings
Revenues
For the years ended December 31, 2024 and 2023, revenues consisted of the following:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Management Fees	$1,994,089	$1,843,144	$150,945
Fee Credits	(696,091)	(297,936)	(398,155)
Transaction Fees	1,857,317	1,075,204	782,113
Monitoring Fees	187,538	138,339	49,199
Incentive Fees	47,430	29,117	18,313
Expense Reimbursements	152,726	75,687	77,039
Consulting Fees	110,953	100,314	10,639
Total Fees and Other	3,653,962	2,963,869	690,093

Carried Interest	3,243,495	2,304,623	938,872
General Partner Capital Interest	314,789	538,814	(224,025)
Total Capital Allocation-Based Income (Loss)	3,558,284	2,843,437	714,847

Total Revenues	$7,212,246	$5,807,306	$1,404,940
Fees and Other
Total Fees and Other for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 primarily as a result of an increase in transaction fees and management fees, which were partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Ascendant Fund (our middle market private equity fund) and our private equity and infrastructure K-Series vehicles and (ii) management fees commencing at Global Infrastructure Investors V in the current period. The increase was partially offset by (i) a lower level of management fees from Americas Fund XII and Asian Fund III due to a step-down in each fund's management fee rate and a decrease in invested capital over the past twelve months and (ii) a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period in the current year, and now earns fees based on invested capital rather than capital committed.

Management fees due from consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. For a more detailed discussion on the factors that affect our management fees during the period, see "—Analysis of Asset Management Segment Operating Results."
Fee credits increased compared to the prior period as a result of (i) a higher level of transaction fees in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and (ii) a higher level of monitoring fees in our Private Equity and Real Assets business lines. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the year ended December 31, 2024 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably North America Fund XIII, Global Infrastructure Investors IV, and our private equity and infrastructure K-Series vehicles. Capital Allocation-Based Income (Loss) for the year ended December 31, 2023 was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, Asian Fund III, and Global Infrastructure Investors III.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the year ended December 31, 2024
The net gains from investment activities for the year ended December 31, 2024 were comprised of net realized gains of $246.8 million and net unrealized gains of $3,196.0 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2024, net realized gains related primarily to (i) realized gains on the sale of Söderberg & Partners (financial services sector), FiberCop S.p.A. (infrastructure: telecommunications infrastructure sector), and BridgeBio Pharma, Inc. (NASDAQ: BBIO) and (ii) realized gains on certain foreign exchange forward contracts. Partially offsetting these realized gains were (i) realized losses on our investments in Selecta Group HoldCo. (consumer products sector), Unzer GmbH (financial services sector), and Telepizza SAU (consumer products sector) and (ii) realized losses from the distribution of certain assets to third-party fund investors in certain of our consolidated energy funds.

Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2024, net unrealized gains were driven primarily by mark-to-market gains primarily relating to our investment in USI, Inc. (financial services sector), 1-800 Contacts Inc. (healthcare sector), April SA (financial services sector), and Exact Holding B.V. (technology sector) held through our consolidated core investment vehicles. These unrealized gains were partially offset by (i) mark-to-market losses primarily relating to our investment in BridgeBio Pharma, Inc., PetVet Care Centers, LLC (healthcare sector), and Accell Group N.V. (consumer products sector) and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the year ended December 31, 2024, net gains were primarily generated in the following asset classes:
•Private Equity (including core private equity), which were primarily impacted by (i) overall positive operating performance of its portfolio companies and (ii) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments; and
•Infrastructure, which primarily benefited from the positive operating performance of certain infrastructure assets and, to a lesser extent, by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the year ended December 31, 2023
The net gains from investment activities for the year ended December 31, 2023 were comprised of net realized losses of $(776.5) million and net unrealized gains of $3,801.9 million.
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2023, net realized losses related primarily to (i) a realized loss on our investment in GenesisCare Pty Ltd. (healthcare sector), (ii) realized losses from the distribution of certain assets to third-party investors in certain of our consolidated energy funds, predominantly allocated to noncontrolling interests based on their ownership in our investment funds, (iii) a realized loss on our investment in Envision Healthcare Corporation (healthcare sector), and (iv) realized losses on alternative credit investments, Hilding Anders International AB (consumer products sector) and Chembulk Group (transportation sector), predominantly allocated to noncontrolling interests based on their ownership in our investment funds. Partially offsetting these realized losses were realized gains primarily relating to (i) realizations on certain foreign exchange forward contracts and (ii) the sale of our investment in KnowBe4, Inc. (NASDAQ: KNBE) and Flutter Entertainment PLC (NYSE: FLUT).
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2023, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to BridgeBio Pharma, Inc., Exact Holding B.V., and USI, Inc., (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above, and (iii) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) PetVet Care Centers, LLC, (ii) certain foreign exchange forward contracts, and (iii) debt obligations of our consolidated CLOs.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.

Dividend Income
During the year ended December 31, 2024, dividend income was primarily from (i) our investments in 1-800 Contacts Inc. and Exact Holdings B.V. held through our consolidated core investment vehicles, (ii) certain of our consolidated opportunistic real estate equity funds, and (iii) our investment in MásOrange (telecommunications sector), held through our consolidated European Fund V. During the year ended December 31, 2023, dividend income was primarily from (i) certain investments held in our consolidated open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) certain of our consolidated opportunistic real estate equity funds, and (iii) Cegid Group S.A. (technology sector) and Atlantic Aviation FBO Inc. (infrastructure: transportation sector), both held in our consolidated core private equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The increase in interest income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to (i) the impact of closing CLOs that are consolidated subsequent to December 31, 2023 and (ii) the impact of higher interest rates during the period on floating rate credit investments held in consolidated CLOs and our consolidated private credit funds. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other investment vehicles, (ii) the impact of closing CLOs that are consolidated subsequent to December 31, 2023, (iii) the impact of higher interest rates during the current period on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after December 31, 2023. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
Expenses
Compensation and Benefits
The increase in compensation and benefits during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a higher level of accrued carried interest compensation in the current period driven by a higher level of carried interest income earned and a higher percentage allocable to our carry pool in the current period. Additionally, the number of equity-based compensation awards granted in 2023 was higher than in 2022, which resulted in higher equity-based compensation in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the commencement of new office leases in the current period.
General, Administrative and Other
The increase in general, administrative and other during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to (i) a provision for legal reserves in the current period, (ii) a higher level of expenses reimbursable by our unconsolidated investment funds, and (iii) issuance costs from newly formed consolidated CLOs in the current period.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other are expected to increase accordingly.

Consolidated Results of Operations (GAAP Basis) - Insurance
Revenues
For the years ended December 31, 2024 and 2023, revenues consisted of the following:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Net Premiums	$7,898,834	$1,975,675	$5,923,159
Policy Fees	1,377,686	1,260,249	117,437
Net Investment Income	6,574,608	5,514,902	1,059,706
Net Investment-Related Gains (Losses)	(1,423,086)	(235,262)	(1,187,824)
Other Income	238,410	176,442	61,968
Total Insurance Revenues	$14,666,452	$8,692,006	$5,974,446
Net Premiums
Net premiums increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies or morbidity risk during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was partially offset by higher retrocessions to third party reinsurers during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, and (ii) growth in portfolio yields due to portfolio optimization and asset rotation.
Net Investment-related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Funds Withheld Payable Embedded Derivatives	$350,241	$(1,040,463)	$1,390,704
Equity Futures Contracts	(87,484)	(116,766)	29,282
Foreign Exchange and Other Derivative Contracts	121,716	19,891	101,825
Equity Index Options	567,543	482,121	85,422
Interest Rate Contracts	(569,315)	(101,376)	(467,939)
Funds Withheld Receivable Embedded Derivatives	37,226	75,876	(38,650)
Net Gains (Losses) on Derivative Instruments	419,927	(680,717)	1,100,644
Net Other Investment Gains (Losses)	(1,843,013)	445,455	(2,288,468)
Net Investment-related Gains (Losses)	$(1,423,086)	$(235,262)	$(1,187,824)
Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the year ended December 31, 2024 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the year ended December 31, 2024, and increased during the year ended December 31, 2023, primarily due to an increase in market interest rates during the year ended December 31, 2024, as compared to market interest rates ending 2023 relatively flat (having generally increased during 2023, and then decreased at the end of fourth quarter 2023).

The increase in the fair value of foreign exchange and other derivative contracts was primarily driven by a combination of an increase in the notional amount of foreign exchange derivatives, and a strengthening of the U.S. dollar (primarily against the euro and British pound) during the year ended December 31, 2024.
The increase in the fair value of equity index options was primarily driven by the performance of the indexes upon which these options are based. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which increased during both the year ended December 31, 2024 and the year ended December 31, 2023.
The decrease in the fair value of interest rate contracts was primarily driven by an increase in market interest rates during the year ended December 31, 2024, as compared to relatively flat market interest rates during the year ended December 31, 2023, resulting in a larger loss on interest rate contracts for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$22,468	$36,689	$(14,221)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(567,985)	(64,140)	(503,845)
Credit Loss Allowances	(390,498)	(373,282)	(17,216)
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	—	(26,741)	26,741
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(735,209)	1,031,227	(1,766,436)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	9,560	(23,540)	33,100
Unrealized Gains (Losses) on Real Assets	(167,873)	(202,671)	34,798
Realized Gains (Losses) on Real Assets	11,418	71,158	(59,740)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	126,422	25,427	100,995
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(62,493)	(9,193)	(53,300)
Other	(88,823)	(19,479)	(69,344)
Net Other Investment-Related Gains (Losses)	$(1,843,013)	$445,455	$(2,288,468)
The increase in net other investment losses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading primarily as a result of an increase in market interest rates during the year ended December 31, 2024, as compared to relatively flat market interest rates during the year ended December 31, 2023, (having generally increased during 2023, and then decreased at the end of fourth quarter 2023), (ii) an increase in realized losses on available-for-sale fixed maturity securities as result of portfolio optimization and asset rotation, and (iii) a decrease in realized gains on real assets.
Offsetting these increases in net other investment losses was an increase in realized gains on funds withheld at interest payable portfolio.

Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to (i) an increase in net flows from both individual and institutional market channel sales, (ii) higher initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the year ended December 31, 2024, as compared to the year ended December 31, 2023, (iii) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment, and (iv) an increase in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products, as a result of new business inflows and equity market gains (as discussed above under "–Consolidated Results of Operations (GAAP Basis)–Revenues–Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).

These increases were offset in part by (i) favorable impacts related to the assumption review described below, and (ii) an increase in market risk benefits gains due to an increase in interest rates for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimation of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an "assumption review." As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
For the year ended December 31, 2024, the net favorable assumption review impact of $74.6 million on income before taxes was primarily due to (i) higher assumed mortality rates for guaranteed income riders on fixed-indexed annuities, and (ii) higher assumed interest rate margins on certain interest-sensitive life products due to an increase in assumed reinvestment rates and flat crediting rates. These favorable impacts were partially offset by (i) lower assumed surrender rates on interest-sensitive life products without secondary guarantees, (ii) an increase in the option budget assumptions for certain fixed-indexed annuities and interest sensitive life products, and (iii) higher surrender rate assumption for certain assumed flow annuity business.
For the year ended December 31, 2023, the net unfavorable assumption review impact of $(15.5) million on income before taxes was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily due to growth in Global Atlantic’s individual market and institutional market channels.
Interest Expense
Interest expense increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in total debt outstanding.
Insurance Expenses
Insurance expenses decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a decrease in commission expenses as a result of the timing of new business flow in the institutional markets channel.

General, Administrative and Other
General, administrative and other decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to decreased employee compensation-related expenses, partially offset by increased technology costs.
Other Consolidated Results of Operations (GAAP Basis)
Income Tax Expense (Benefit)
Income tax expense decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily driven by the lower level of income before taxes attributable to common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2024 relates primarily to net income (loss) attributable to: (i) third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income attributable to noncontrolling interests for the year ended December 31, 2024 was primarily related to net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income attributable to KKR & Co. Inc. decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to a higher level of net policy benefits and claims expense and investment related losses recognized from our insurance operations and higher carried interest compensation expense from our asset management operations. The decrease was partially offset by a higher level of fees and capital allocation-based income from our asset management operations and higher investment-related income recognized by our asset management and strategic holdings operations, as described above.

Consolidated Results of Operations (GAAP Basis)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$2,963,869	$2,821,627	$142,242
Capital Allocation-Based Income (Loss)	2,843,437	(2,500,509)	5,343,946
	5,807,306	321,118	5,486,188
Insurance
Net Premiums	1,975,675	1,182,461	793,214
Policy Fees	1,260,249	1,261,721	(1,472)
Net Investment Income	5,514,902	4,118,246	1,396,656
Net Investment-Related Gains (Losses)	(235,262)	(1,318,490)	1,083,228
Other Income	176,442	139,124	37,318
	8,692,006	5,383,062	3,308,944
Total Revenues	14,499,312	5,704,180	8,795,132

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	3,012,687	1,144,666	1,868,021
Occupancy and Related Charges	93,391	77,271	16,120
General, Administrative and Other	1,056,899	993,548	63,351
	4,162,977	2,215,485	1,947,492
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $224,380 and $(673,399), respectively; remeasurement (gain) loss on policy liabilities: $15,497 and $(57,128), respectively.)	6,362,257	2,358,238	4,004,019
Amortization of Policy Acquisition Costs	87,275	55,349	31,926
Interest Expense	173,883	87,182	86,701
Insurance Expenses	825,998	562,585	263,413
General, Administrative and Other	746,215	718,977	27,238
	8,195,628	3,782,331	4,413,297
Total Expenses	12,358,605	5,997,816	6,360,789

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	3,025,383	(1,665,537)	4,690,920
Dividend Income	791,160	1,322,447	(531,287)
Interest Income	3,369,447	1,895,282	1,474,165
Interest Expense	(2,772,088)	(1,550,777)	(1,221,311)
Total Investment Income (Loss)	4,413,902	1,415	4,412,487

Income (Loss) Before Taxes	6,554,609	(292,221)	6,846,830

Income Tax Expense (Benefit)	1,197,523	125,393	1,072,130

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Net Income (Loss)	5,357,086	(417,614)	5,774,700
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(5,405)	2,792	(8,197)
Net Income (Loss) Attributable to Noncontrolling Interests	1,630,230	101,258	1,528,972
Net Income (Loss) Attributable to KKR & Co. Inc.	3,732,261	(521,664)	4,253,925

Series C Mandatory Convertible Preferred Stock Dividends	51,747	69,000	(17,253)

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$3,680,514	$(590,664)	$4,271,178

Consolidated Results of Operations (GAAP Basis) - Asset Management and Strategic Holdings
Revenues
For the years ended December 31, 2023 and 2022, revenues consisted of the following:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Management Fees	$1,843,144	$1,682,466	$160,678
Fee Credits	(297,936)	(532,355)	234,419
Transaction Fees	1,075,204	1,316,637	(241,433)
Monitoring Fees	138,339	131,750	6,589
Incentive Fees	29,117	33,537	(4,420)
Expense Reimbursements	75,687	102,927	(27,240)
Consulting Fees	100,314	86,665	13,649
Total Fees and Other	2,963,869	2,821,627	142,242

Carried Interest	2,304,623	(2,068,662)	4,373,285
General Partner Capital Interest	538,814	(431,847)	970,661
Total Capital Allocation-Based Income (Loss)	2,843,437	(2,500,509)	5,343,946

Total Revenues	$5,807,306	$321,118	$5,486,188
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
The increase in management fees was primarily attributable to management fees earned on new capital raised over the past twelve months at Asia Pacific Infrastructure Investors II, Global Impact Fund II, Ascendant Fund, and Next Generation Technology Growth Fund III. The increase was partially offset by (i) a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate in 2023 and a decrease in invested capital, (ii) management fees earned on new capital raised for North America Fund XIII in the first quarter of 2022 that was retroactive to the start of the fund's investment period, and (iii) a lower level of management fees from Asian Fund III due to a decrease in its fee base, invested capital, as a result of the sale of investments. There were no management fees that were retroactive to the start of the fund's investment period for the year ended December 31, 2023 for North America Fund XIII.
Management fees due from consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. For a more detailed discussion on the factors that affect our management fees during the period, see "—Analysis of Asset Management Segment Operating Results."

Fee credits decreased compared to the prior period primarily as a result of a lower level of transaction fees in our Private Equity, Real Assets, and Credit and Liquid Strategies business lines in the current period. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
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
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2023, net realized losses related primarily to (i) a realized loss on our investment in GenesisCare Pty Ltd., (ii) realized losses from the distribution of certain assets to third-party investors in certain of our consolidated energy funds, predominantly allocated to noncontrolling interests based on their ownership in our investment funds, (iii) a realized loss on our investment in Envision Healthcare Corporation, and (iv) realized losses on alternative credit investments, Hilding Anders International AB and Chembulk Group, predominantly allocated to noncontrolling interests based on their ownership in our investment funds. Partially offsetting these realized losses were realized gains primarily relating to (i) realizations on certain foreign exchange forward contracts and (ii) the sale of our investment in KnowBe4, Inc. and Flutter Entertainment PLC.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2023, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to BridgeBio Pharma, Inc., Exact Holding B.V., and USI, Inc., (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above, and (iii) certain investments held in our consolidated CLOs. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) PetVet Care Centers, LLC, (ii) certain foreign exchange forward contracts, and (iii) debt obligations of our consolidated CLOs.

The extent and the factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the year ended December 31, 2023 net unrealized gains were primarily generated in the following asset classes:
•Traditional private equity (excluding core private equity), which were primarily impacted by (i) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments and (ii) overall positive operating performance of its portfolio companies;
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
Realized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net realized gains related primarily to (i) the sale of our investment in Fiserv, Inc. (NASDAQ: FISV), (ii) realizations on certain foreign exchange forward contracts, and (iii) the sale of real estate investments held in certain consolidated opportunistic real estate equity funds. Partially offsetting these realized gains were realized losses primarily relating to (i) various investments held in our consolidated alternative credit funds, (ii) a realized loss on Magneti Marelli CK Holdings (industrials sector) held in certain consolidated funds, and (iii) realized losses from the sales of revolving credit facilities.
Unrealized Gains and Losses from Investment Activities
For the year ended December 31, 2022, net unrealized losses were driven primarily by mark-to-market losses from (i) certain debt investments held in our consolidated CLOs and consolidated alternative credit funds, (ii) OutSystems Holdings S.A. (technology sector) held in certain consolidated funds, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above. These unrealized losses were partially offset by mark-to-market gains related to (i) energy investments held in certain consolidated energy funds, (ii) USI, Inc., and (iii) ERM Worldwide Group Limited (services sector).
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.
Dividend Income
During the year ended December 31, 2023, dividend income was primarily from (i) our open-ended core infrastructure fund, Diversified Core Infrastructure Fund, (ii) our consolidated opportunistic real estate equity funds, and (iii) Cegid Group S.A. and Atlantic Aviation FBO Inc., both held in our consolidated core investment vehicles. During the year ended December 31, 2022, dividend income was primarily from (i) our consolidated core plus and opportunistic real estate equity funds and (ii) our investment in Exact Group B.V. held in our consolidated core investment vehicles.
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
Interest Expense
The increase in interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to (i) the increase in the amount of borrowings outstanding from certain consolidated funds and other investment vehicles, (ii) the impact of closing CLOs that are consolidated subsequent to December 31, 2022, (iii) higher interest rates on floating rate debt obligations held in consolidated CLOs, and (iv) the impact of issuances of KKR senior notes after December 31, 2022. For a discussion of other factors that affected KKR's interest expense, see "—Analysis of Non-GAAP Performance Measures."
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

Net Premiums
Net premiums increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in initial premiums assumed from reinsurance transactions with life contingencies during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was partially offset by higher retrocessions to third party reinsurers during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The initial premiums on assumed reinsurance were offset by a comparable increase in policy reserves reported within net policy benefits and claims (as discussed below).
Net Investment Income
Net investment income increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to (i) increased average assets under management due to growth in assets in Global Atlantic's institutional market channel as a result of new reinsurance transactions and individual market channel sales, and (ii) growth in portfolio yields due to higher market interest rates and the benefit in 2023 from rotating into higher yielding assets during 2022.
Net Investment-related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Funds Withheld Payable Embedded Derivatives	$(1,040,463)	$3,448,710	$(4,489,173)
Equity Futures Contracts	(116,766)	167,924	(284,690)
Foreign Exchange and Other Derivative Contracts	19,891	18,821	1,070
Equity Index Options	482,121	(895,602)	1,377,723
Interest Rate Contracts	(101,376)	(333,937)	232,561
Funds Withheld Receivable Embedded Derivatives	75,876	(29,390)	105,266
Other	—	(29,779)	29,779
Net Gains (Losses) on Derivative Instruments	(680,717)	2,346,747	(3,027,464)
Net Other Investment Gains (Losses)	445,455	(3,665,237)	4,110,692
Net Investment-related Gains (Losses)	$(235,262)	$(1,318,490)	$1,083,228
Net Gains (Losses) on Derivative Instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the year ended December 31, 2023 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real assets. The underlying investments in the funds withheld at interest payable portfolio increased in value during the year ended December 31, 2023, and decreased during the year ended December 31, 2022, due to market interest rates ending 2023 relatively flat (having generally increased during 2023, and then decreased at the end of fourth quarter 2023) as compared to a significant increase during the year ended December 31, 2022.
The decrease in the fair value of equity futures was driven primarily by the performance of equity markets. Global Atlantic purchases equity futures primarily to hedge the market risk in its variable annuity products which are accounted for in policy benefits and claims. The majority of Global Atlantic's equity futures are based on the S&P 500 Index, which increased during the year ended December 31, 2023, as compared to a decrease during the year ended December 31, 2022, resulting in, respectively, a loss, and a gain, on equity futures contracts in the respective periods.
The increase in the fair value of interest rate contracts was primarily driven by volatile market interest rates over the course of the year ended December 31, 2023, ending relatively flat for the year in general, as compared to a significant increase in market interest rates during the year ended December 31, 2022, resulting in a loss on interest rate contracts in both periods, respectively.

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
The increase in the fair value of embedded derivatives on funds withheld at interest receivable was primarily due to a narrowing of credit spreads during the year ended December 31, 2023, as compared to a widening of credit spreads during the year ended December 31, 2022.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$36,689	$87,198	$(50,509)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(64,140)	(559,987)	495,847
Credit Loss Allowances	(373,282)	(456,176)	82,894
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	(26,741)	—	(26,741)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	1,031,227	(2,603,874)	3,635,101
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(23,540)	(60,339)	36,799
Unrealized Gains (Losses) on Real Assets	(202,671)	77,755	(280,426)
Realized Gains (Losses) on Real Assets	71,158	(150,288)	221,446
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	25,427	38,074	(12,647)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(9,193)	(3,176)	(6,017)
Other	(19,479)	(34,424)	14,945
Net Other Investment-Related Gains (Losses)	$445,455	$(3,665,237)	$4,110,692
The increase in net other investment gains for the year ended December 31, 2023, as compared to net other investment gains (losses) for the year ended December 31, 2022, were primarily due to (i) an increase in unrealized gains on fixed maturity securities classified as trading which was primarily due to market interest rates ending the year relatively flat after being volatile during the year ended December 31, 2023, as compared to a significant increase in market interest rates during the year ended December 31, 2022, (ii) a decrease in realized losses on available-for-sale fixed maturity securities which was primarily due to a decrease in portfolio rotation activity during the year ended December 31, 2023, and (iii) an increase in realized gains from real assets, primarily due to a net decrease in realized losses from the disposition of renewable energy investments in the current and prior year.
Offsetting these increases in net other investment gains were (i) an increase in unrealized losses on real assets due to higher interest and capitalization rates during the year ended December 31, 2023, and (ii) a decrease in realized gains on investments not supporting asset-liability matching strategies.

Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to (i) an increase in the value of embedded derivatives in Global Atlantic's indexed universal life and fixed indexed annuity products, as a result of higher equity market returns (as discussed above under "—Consolidated Results of Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims), (ii) an increase in losses on market risk benefits due to market interest rates generally ending the year relatively flat after being volatile during the year ended December 31, 2023 as compared to a significant increase in market interest rates during the year ended December 31, 2022, (iii) an increase in net flows from both individual and institutional market channel sales, (iv) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment, (v) higher initial reserves assumed related to new reinsurance transactions with life contingencies in the year ended December 31, 2023, as compared to the year ended December 31, 2022, and (vi) an increase in unfavorable assumption review impacts as discussed below.
Offsetting these increases was a decrease in variable annuity market risk benefit liabilities primarily due to higher equity market returns for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
For the year ended December 31, 2023, the net unfavorable assumption review impact of $(15.5) million on income before taxes was primarily due to (i) an increase in option cost assumptions for indexed products (net of the impact of reducing caps), (ii) an increase in mortality assumptions related to certain annuity products, and (iii) a decrease in expected surrenders on income annuities and life insurance products. These unfavorable impacts were partially offset by a favorable impact of lower expected surrenders on accumulation annuities.
For the year ended December 31, 2022, the net favorable assumption review impact of $57.1 million to income before taxes was primarily due to lower utilization of fixed-indexed annuity income benefits and higher variable annuity fees, offset by lower life and annuity surrender rates.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to growth in Global Atlantic's individual market and institutional market channels.
Interest Expense
Interest expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to (i) a net increase in total debt outstanding, and (ii) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates during portions of the year ended December 31, 2023.
Insurance Expenses
Insurance expenses increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increased commission expenses and reinsurance transaction expense allowances.
General, Administrative and Other
General, administrative and other increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increased employee compensation and benefits related expenses.
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

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2023 relates primarily to net income (loss) attributable to: (i) exchangeable securities representing ownership interests in KKR Group Partnership, (ii) third party limited partner interests in consolidated investment funds, and (iii) interests that third-party investors hold in Global Atlantic. Net income attributable to noncontrolling interests for the year ended December 31, 2023 was primarily related to net gains from investment activities at our consolidated investment funds and positive income allocable to interests that third party investors hold in Global Atlantic.
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
Consolidated Statements of Financial Condition (GAAP Basis)
Please see our consolidated statements of financial condition on a GAAP basis as of December 31, 2024 and December 31, 2023 in our financial statements included in this report.
On January 2, 2024, KKR completed the 2024 GA Acquisition. Prior to becoming a wholly-owned subsidiary of KKR in the 2024 GA Acquisition, Global Atlantic was majority owned and controlled by KKR, and KKR already consolidated Global Atlantic in the consolidated financial statements of KKR & Co. Inc. The purchase price paid by KKR was approximately $2.6 billion, including the issuance of $41 million of securities exchangeable for shares of KKR & Co. Inc. common stock. Global Atlantic was consolidated prior to January 2, 2024 and consequently, this transaction was accounted for as an equity transaction. At the time of the 2024 GA Acquisition, the carrying value of the noncontrolling interests held by third parties in Global Atlantic was lower than the purchase price paid by KKR, which was determined by excluding unrealized losses on its available-for-sale portfolio, which are included in accumulated other comprehensive income. As such, this transaction resulted in a decrease in KKR & Co. Inc. Stockholders’ Equity. However, this decrease was more than offset by net income attributable to KKR & Co. Inc. common stockholders, which overall resulted in an increase in Stockholder's Equity - Common Stock compared to December 31, 2023.

Consolidated Statements of Cash Flows (GAAP Basis)
The following is a discussion of our consolidated cash flows for the years ended December 31, 2024, 2023, and 2022. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
The consolidated statements of cash flows include the cash flows of our consolidated entities, which include certain consolidated investment funds, CLOs and certain variable interest entities formed by Global Atlantic notwithstanding the fact that we may hold only a minority economic interest in those investment funds and CFEs. The assets of our consolidated investment funds and CFEs, on a gross basis, can be substantially larger than the assets of our business and, accordingly, could have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds and CFEs involve: (i) capital contributions from fund investors; (ii) using the capital of fund investors to make investments; (iii) financing certain investments with indebtedness; (iv) generating cash flows through the realization of investments; and (v) distributing cash flows from the realization of investments to fund investors. Because our consolidated investment funds are treated as investment companies for accounting purposes, certain of these cash flow amounts are included in our cash flows from operations.
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $6.6 billion, $(1.5) billion, and $(5.3) billion during the years ended December 31, 2024, 2023, and 2022, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $(0.7) billion, $(8.6) billion, and $(10.4) billion during the years ended December 31, 2024, 2023, and 2022, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $0.2 billion, $(0.8) billion, and $1.3 billion during the years ended December 31, 2024, 2023, and 2022, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $3.2 billion, $3.8 billion, and $(3.0) billion during the years ended December 31, 2024, 2023, and 2022, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $3.6 billion, $2.8 billion, and $(2.5) billion during the years ended December 31, 2024, 2023, and 2022, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(3.3) billion, $(2.6) billion, and $(0.4) billion during the years ended December 31, 2024, 2023, and 2022, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $4.2 billion, $2.8 billion, and $1.2 billion during the years ended December 31, 2024, 2023, and 2022, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(19.0) billion, $(3.9) billion, and $(13.6) billion during the years ended December 31, 2024, 2023, and 2022, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(18.9) billion, $(3.8) billion, and $(11.8) billion during the years ended December 31, 2024, 2023, and 2022, respectively, (ii) the purchase of fixed assets of $(141.5) million, $(108.4) million, and $(85.1) million during the years ended December 31, 2024, 2023, and 2022, respectively, and (iii) the acquisition of KJRM, net of cash acquired of $(1.7) billion during the year ended December 31, 2022.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $7.1 billion, $12.8 billion, and $22.1 billion during the years ended December 31, 2024, 2023, and 2022, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $0.1 billion, $6.4 billion, and $6.6 billion during the years ended December 31, 2024, 2023, and 2022, respectively, (ii) proceeds received, net of repayment of debt obligations, of $3.5 billion, $3.6 billion, and $6.5 billion during the years ended December 31, 2024, 2023, and 2022, respectively, (iii) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $7.9 billion, $1.9 billion, and $9.3 billion during the years ended December 31, 2024, 2023, and 2022, respectively, (iv) cash consideration for the 2024 GA Acquisition of $(2.6) billion during the year ended December 31, 2024, (v) reinsurance transactions, net of cash provided (insurance) of $47.8 million, $1.2 billion, and $69.6 million during the years ended December 31, 2024, 2023, and 2022, respectively, (vi) common stock dividends of $(612.1) million, $(563.3) million, and $(444.3) million during the years ended December 31, 2024, 2023, and 2022, respectively, and (vii) Series C Mandatory Convertible Preferred Stock dividends of $(51.7) million, and $(69.0) million during the years ended December 31, 2023 and 2022, respectively.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the years ended December 31, 2024, 2023, and 2022. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the years ended December 31, 2024 and 2023.

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Management Fees	$3,461,381	$3,030,325	$431,056
Transaction and Monitoring Fees, Net	1,165,884	720,654	445,230
Fee Related Performance Revenues	137,992	94,427	43,565
Fee Related Compensation	(833,918)	(865,336)	31,418
Other Operating Expenses	(663,543)	(596,284)	(67,259)
Fee Related Earnings	3,267,796	2,383,786	884,010
Realized Performance Income	1,822,115	1,065,389	756,726
Realized Performance Income Compensation	(1,213,327)	(666,440)	(546,887)
Realized Investment Income	534,668	645,031	(110,363)
Realized Investment Income Compensation	(80,198)	(103,590)	23,392
Asset Management Segment Earnings	$4,331,054	$3,324,176	$1,006,878
Management Fees
The following table presents management fees by business line:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Management Fees
Private Equity	$1,376,335	$1,286,062	$90,273
Real Assets	992,731	825,735	166,996
Credit and Liquid Strategies	1,092,315	918,528	173,787
Total Management Fees	$3,461,381	$3,030,325	$431,056
The increase in Private Equity management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles and at Ascendant Fund (our middle market private equity fund) and (ii) management fees earned from our Strategic Holdings segment in the current period. The increase was partially offset by a lower level of management fees from Americas Fund XII and Asian Fund III due to a step-down in each funds' management fee rate and a decrease in invested capital over the past twelve months. During the year ended December 31, 2024, approximately $40.2 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, (ii) management fees commencing at Global Infrastructure Investors V in the current period, and (iii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period, which now pays fees based on invested capital rather than capital committed. During the year ended December 31, 2024, approximately $7.2 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base, and (iii) a higher level of management fees earned from FS KKR Capital Corp. (NYSE: FSK) ("FSK"). The increase was partially offset by (i) a lower level of management fees from certain leveraged credit strategy accounts driven by the decrease in their fee base from distributions to, and redemptions from, fund investors and (ii) a lower level of management fees from certain SIG funds primarily due to a decrease in the funds' fee base from the sale of investments and the waiver of fees on certain SIG funds.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$100,619	$115,276	$(14,657)
Real Assets	52,508	20,564	31,944
Credit and Liquid Strategies	10,994	7,197	3,797
Capital Markets	1,001,763	577,617	424,146
Total Transaction and Monitoring Fees, Net	$1,165,884	$720,654	$445,230
Our Private Equity, Real Assets, and Credit and Liquid Strategies business lines earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors. For most of our investment funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that investment fund, which results in a decrease of our monitoring and transaction fees. Our Capital Markets business line earns transaction fees, which are generally not shared with fund investors.
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line. The increase in capital markets transaction fees was primarily due to an increase in the number of capital markets transactions for the year ended December 31, 2024, compared to the year ended December 31, 2023, reflecting increased levels of capital markets issuance activity across the global equity and leveraged loan markets. Overall, we completed 397 capital markets transactions for the year ended December 31, 2024, of which 56 represented equity offerings and 341 represented debt offerings, as compared to 239 transactions for the year ended December 31, 2023, of which 45 represented equity offerings and 194 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit funds as well as from third-party companies. For both years ended December 31, 2024 and 2023, approximately 13% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2024, approximately 47% of our transaction fees were generated outside of North America as compared to approximately 39% for the year ended December 31, 2023. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	59,557	21,648	37,909
Credit and Liquid Strategies	78,435	72,779	5,656
Total Fee Related Performance Revenues	$137,992	$94,427	$43,565
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
These performance fees are primarily earned from (i) FSK (one of our BDCs) in our Credit and Liquid Strategies business line and (ii) KKR Real Estate Select Trust Inc. ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), KJR Management ("KJRM") (our Japanese real estate investment trust asset manager), and our infrastructure K-Series vehicles in our Real Assets business line.
Fee related performance revenues were higher for the year ended December 31, 2024 compared to the prior period primarily due to a performance fee being earned from our infrastructure K-Series vehicles in our Real Assets business line in the current period.
Fee Related Compensation
The decrease in fee related compensation for the year ended December 31, 2024 compared to the prior period was primarily due to a lower percentage of fee related revenues recorded as compensation in the current period as compared to the prior period partially offset by a higher level of compensation recorded in connection with the higher level of fee related revenues. Effective as of the first quarter of 2024, KKR reduced the compensation range on fee related revenues to a 15% to 20% range from a 20% to 25% range.
Other Operating Expenses
The increase in other operating expenses for the year ended December 31, 2024 compared to the prior period was primarily due to a higher level of professional fees, corporate travel, information technology, and occupancy related costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the year ended December 31, 2024 compared to the prior period was primarily due to (i) a higher level of transaction fees earned in our Capital Markets business line and (ii) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines partially offset by a higher level of other operating expenses, as described above.

Realized Performance Income
The following table presents realized performance income by business line:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Realized Performance Income
Private Equity	$1,312,479	$938,790	$373,689
Real Assets	218,320	67,018	151,302
Credit and Liquid Strategies	291,316	59,581	231,735
Total Realized Performance Income	$1,822,115	$1,065,389	$756,726

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Private Equity
Americas Fund XII	$828,543	$357,618	$470,925
Asian Fund III	248,622	178,947	69,675
Private Equity K-Series	86,940	—	86,940
Core Investment Vehicles	65,846	220,075	(154,229)
European Fund V	32,864	—	32,864
Strategic Holdings Segment	15,475	—	15,475
Next Generation Technology Growth Fund	14,197	24,248	(10,051)
North America Fund XI	10,948	23,486	(12,538)
2006 Fund	961	4,271	(3,310)
Global Impact Fund	—	35,361	(35,361)
European Fund IV	—	61,841	(61,841)
Other	8,083	32,943	(24,860)
Total Realized Performance Income	$1,312,479	$938,790	$373,689

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$201,536	$—	$201,536
Real Estate Partners Americas II	10,308	27,599	(17,291)
Global Infrastructure Investors II	—	38,145	(38,145)
Other	6,476	1,274	5,202
Total Realized Performance Income	$218,320	$67,018	$151,302

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Funds	$16,815	$—	$16,815
Other	274,501	59,581	214,920
Total Realized Performance Income	$291,316	$59,581	$231,735

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
Realized performance income in our Private Equity business line for the year ended December 31, 2024 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) and GeoStabilization International (industrials sector), both held by Americas Fund XII, and Kokusai Electric Corporation (TYO: 6525) held by Asian Fund III and (ii) performance income from our core investment vehicles and our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the year ended December 31, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation held by Americas Fund XII and Kokusai Electric Corporation held by Asian Fund III and (ii) performance income from our core investment vehicles.
Realized performance income in our Real Assets business line for the year ended December 31, 2024 consisted primarily of realized proceeds from the sale of our investment in FiberCop S.p.A. and ADNOC Oil Pipelines (infrastructure: midstream sector), both held by Global Infrastructure Investors III.
Realized performance income in our Real Assets business line for the year ended December 31, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in X-Elio Energy, S.L. (infrastructure: power and utilities sector) and Telxius Telecom, S.A.U. (infrastructure: telecommunications software sector), both held by Global Infrastructure Investors II, and (ii) realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Credit & Liquid Strategies business line for the year ended December 31, 2024 consisted primarily of performance fees earned from Marshall Wace and our sub-advisory agreement with a UK investment fund manager.
Realized performance income in our Credit and Liquid Strategies business line for the year ended December 31, 2023 consisted primarily of performance fees earned from our hedge fund partnership, Marshall Wace, and our sub-advisory agreement with a UK investment fund manager.
Realized Performance Income Compensation
The increase in realized performance income compensation for the year ended December 31, 2024 compared to the prior period was primarily due to (i) a higher level of compensation recorded in connection with the higher level of realized performance income and (ii) a higher percentage of realized performance income recorded as compensation in the current period as compared to the prior period. Effective as of the first quarter of 2024, KKR increased the compensation range on realized performance income to a 70% to 80% range from a 60% to 70% range.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Total Realized Investment Income	$534,668	$645,031	$(110,363)
The decrease in realized investment income is primarily due to a lower level of net realized gains and interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.

For the year ended December 31, 2024, realized investment income was primarily comprised of (i) interest income primarily from our investments in CLOs and (ii) realized gains primarily from the sale of our investments in AppLovin Corporation, Kokusai Electric Corporation, BridgeBio Pharma, Inc., and Darktrace Limited (LSE: DARK). Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our alternative credit investment Selecta Group HoldCo., (ii) realized losses from the sale of various revolving credit facilities, (iii) a realized loss on our infrastructure investment, Indus Towers Limited (NSE: INDUSTOW), and (iv) a realized loss on our private equity investment, Acteon Group Ltd. (energy sector).
For the year ended December 31, 2023, realized investment income was primarily comprised of (i) interest income primarily from our investments in CLOs and (ii) realized gains from the sale of our investments in AppLovin Corporation, Pembina Gas Infrastructure, Inc. (infrastructure: midstream sector), and Resolution Life Group Holdings, L.P. (financial services sector). Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, GenesisCare Pty Ltd., (ii) a realized loss on our private equity investment, Envision Healthcare Corporation, and (iii) realized losses from the sales of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the year ended December 31, 2024, total fees attributable to KKR Capstone were $111.0 million and total expenses attributable to KKR Capstone were $81.3 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
As of the date of this filing, we have transactions that are pending or that have closed after December 31, 2024, representing approximately $400 million of realized performance income and realized investment income, which are expected to be realized in the first half of 2025. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the first half of 2025 or future periods will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the year ended December 31, 2024 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income. The compensation range on realized investment income did not change from the prior year and remains at its current range of 10% to 20%.
Operating and Capital Metrics
The following tables present our key asset management segment operating and capital metrics:

	As of
	December 31, 2024	December 31, 2023	Change
	($ in millions)
Assets Under Management	$637,572	$552,801	$84,771
Fee Paying Assets Under Management	$511,963	$446,408	$65,555
Uncalled Commitments	$109,555	$98,557	$10,998

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in millions)
Capital Invested	$83,570	$44,010	$39,560

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2023 to December 31, 2024:

($ in millions)
December 31, 2023	$176,377
New Capital Raised	17,660
Distributions and Other	(14,294)
Redemptions	(13)
Change in Value	15,628
December 31, 2024	$195,358
AUM of our Private Equity business line was $195.4 billion at December 31, 2024, an increase of $19.0 billion, compared to $176.4 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from North America Fund XIV, our private equity K-Series vehicles, and Ascendant Fund, and (ii) appreciation in investment value primarily from Americas Fund XII, our core private equity strategy, and Asian Fund IV. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, Asian Fund III, and European Fund V.
For the year ended December 31, 2024, the value of our traditional private equity investment portfolio increased by 14%. This was comprised of a 36% increase in share prices of publicly held investments and a 10% increase in value of our privately held investments. For the year ended December 31, 2024, the value of both our core private equity and growth equity investment portfolios increased by 10%.
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, HD Hyundai Marine Solution Co. Ltd. (KRX: 443060), and OneStream, Inc. (NASDAQ: OS). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were BrightSpring Health Services Inc. (NASDAQ: BTSG), BridgeBio Pharma, Inc., and ZJLD Group Inc. (HKG: 6979). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results, and valuations.
The most significant increases in the value of our privately held investments were increases in USI, Inc., Seiyu Group (consumer products sector), and Internet Brands, Inc. (technology sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V., Magneti Marelli CK Holdings, and PetVet Care Centers, LLC. The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables for investments that had an increase in value during the current period. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook by the company that had a decrease in value during the current period. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2023 to December 31, 2024:

($ in millions)
December 31, 2023	$130,933
New Capital Raised	39,680
Distributions and Other	(9,540)
Redemptions	(323)
Change in Value	5,219
December 31, 2024	$165,969
AUM of our Real Assets business line was $166.0 billion at December 31, 2024, an increase of $35.1 billion, compared to $130.9 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested across real estate and infrastructure, Global Infrastructure Investors V, and our infrastructure K-Series vehicles and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Asia Pacific Infrastructure Investors.
For the year ended December 31, 2024, the value of our infrastructure investment portfolio increased 14% and the value of our opportunistic real estate equity investment portfolio increased by 4%.
The most significant increases in value across our Real Assets portfolio were increases in CyrusOne Inc. (infrastructure: telecommunications infrastructure sector), Atlantic Aviation FBO Inc., and Colonial Enterprises, Inc. (infrastructure: midstream sector). These increases in value across our real assets portfolio were partially offset by decreases in value across our real assets portfolio, the most significant of which was Ritchies Transport Limited (infrastructure: transportation sector) and Pembina Gas Infrastructure, Inc. The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable business outlook by the company that had a decrease in value during the current period. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2023 to December 31, 2024:

($ in millions)
December 31, 2023	$245,491
New Capital Raised	56,302
Distributions and Other	(23,853)
Redemptions	(7,638)
Change in Value	5,943
December 31, 2024	$276,245
AUM of our Credit and Liquid Strategies business line totaled $276.2 billion at December 31, 2024, an increase of $30.7 billion compared to AUM of $245.5 billion at December 31, 2023.

The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) investor redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.
See also "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2023 to December 31, 2024:

($ in millions)
December 31, 2023	$107,726
New Capital Raised	18,274
Distributions and Other	(6,769)
Redemptions	(13)
Change in Value	380
December 31, 2024	$119,598
FPAUM of our Private Equity business line was $119.6 billion at December 31, 2024, an increase of $11.9 billion, compared to $107.7 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from private equity K-Series vehicles and Ascendant Fund and (ii) assets we manage and earn a fee on from our Strategic Holdings segment beginning with the first quarter of 2024. Partially offsetting the increase was (i) distributions to fund investors primarily as a result of realized proceeds, most notably from European Fund V, North America Fund XI, and Asian Fund III, and (ii) a reduction in fee base for Asian Fund II which no longer pays management fees as a result of an agreement to waive such fees.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $24.6 billion at December 31, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2023 to December 31, 2024:

($ in millions)
December 31, 2023	$112,254
New Capital Raised	39,351
Distributions and Other	(8,252)
Redemptions	(323)
Net Changes in Fee Base of Certain Funds	(2,806)
Change in Value	(543)
December 31, 2024	$139,681
FPAUM of our Real Assets business line was $139.7 billion at December 31, 2024, an increase of $27.4 billion, compared to $112.3 billion at December 31, 2023.
The increase was primarily attributable to new capital raised from Global Atlantic inflows invested across real estate and infrastructure, Global Infrastructure Investors V, and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) a change in fee base for Global Infrastructure Investors IV as a result of entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to fund investors primarily as a result of realized proceeds, primarily from Global Infrastructure Investors III.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $14.3 billion at December 31, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2023 to December 31, 2024:

($ in millions)
December 31, 2023	$226,428
New Capital Raised	52,943
Distributions and Other	(24,020)
Redemptions	(7,638)
Change in Value	4,971
December 31, 2024	$252,684
FPAUM of our Credit and Liquid Strategies business line was $252.7 billion at December 31, 2024, an increase of $26.3 billion compared to $226.4 billion at December 31, 2023.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) investor redemptions at Marshall Wace, and (iii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit investment funds.

Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $18.1 billion at December 31, 2024, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Uncalled Commitments
Private Equity
As of December 31, 2024, our Private Equity business line had $54.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $57.4 billion as of December 31, 2023. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of December 31, 2024, our Real Assets business line had $33.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $24.7 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of December 31, 2024, our Credit and Liquid Strategies business line had $21.4 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $16.5 billion as of December 31, 2023. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the year ended December 31, 2024, $17.1 billion of capital was invested by our Private Equity business line, as compared to $13.5 billion for the year ended December 31, 2023. The increase was driven primarily by a $6.4 billion increase in capital invested in our traditional private equity strategy and a $1.5 billion increase in capital invested in our growth equity strategy, partially offset by a $4.5 billion decrease in capital invested in our core private equity strategy. During the year ended December 31, 2024, 58% of capital deployed in private equity was in transactions in North America, 28% was in Europe, and 14% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the year ended December 31, 2024, $27.9 billion of capital was invested by our Real Assets business line, as compared to $15.5 billion for the year ended December 31, 2023. The increase was driven primarily by a $7.1 billion increase in capital invested in our real estate strategy and a $5.4 billion increase in capital invested in our infrastructure strategy. During the year ended December 31, 2024, 55% of capital deployed in real assets was in transactions in North America, 30% was in Europe, and 15% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Credit and Liquid Strategies
For the year ended December 31, 2024, $38.6 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $15.0 billion for the year ended December 31, 2023. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably asset-based finance and direct lending. During the year ended December 31, 2024, 89% of capital deployed was in transactions in North America, 9% was in Europe, and 2% was in the Asia-Pacific region.
Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Net Investment Income	$6,328,822	$5,377,817	$951,005
Net Cost of Insurance	(4,448,886)	(3,283,009)	(1,165,877)
General, Administrative and Other	(865,390)	(805,109)	(60,281)
Pre-Tax Operating Earnings	1,014,546	1,289,699	(275,153)
Pre-Tax Operating Earnings Attributable to Noncontrolling Interests	—	(473,062)	473,062
Insurance Operating Earnings	$1,014,546	$816,637	$197,909
Net Investment Income
Net investment income increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to (i) increased average assets under management due to growth in assets in the institutional market channel as a result of reinsurance transactions and individual market channel sales from new business growth, and (ii) increases in portfolio yields due to portfolio optimization and asset rotation.
Net Cost of Insurance
Net cost of insurance increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to (i) growth in reserves in the institutional market channel as a result of recent reinsurance transactions and in the individual market channel as a result of new business volumes, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in interest expense due to a net increase in total debt outstanding.
Insurance Operating Earnings
Insurance operating earnings increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024. Excluding the impact of the acquisition of the remaining minority interests of Global Atlantic not already held by KKR on January 2, 2024, insurance operating earnings decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in net cost of insurance due to an increase in new business volumes and higher crediting rates, offset in part by an increase in net investment income due to an increase in average assets under management and higher portfolio yields.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Dividends, Net	$76,211	$14,531	$61,680
Strategic Holdings Operating Earnings	76,211	14,531	61,680
Net Realized Investment Income	87,693	—	87,693
Strategic Holdings Segment Earnings	$163,904	$14,531	$149,373
Dividends, Net
For the year ended December 31, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited (infrastructure: energy and energy transition sector), FiberCop S.p.A., Arnott's Biscuits Limited (consumer products sector), and Atlantic Aviation FBO Inc. For the year ended December 31, 2023, dividends, net were comprised of dividend income from Cegid Group S.A. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the year ended December 31, 2024, the management fee was $31.8 million.
Net Realized Investment Income
For the year ended December 31, 2024 net realized investment income was comprised of a realized gain from the sale of FiberCop S.p.A. For the year ended December 31, 2023, there was no net realized investment income earned in our Strategic Holdings segment. Realized investment income earned in our Strategic Holdings segment is reduced by a performance fee charged by our Asset Management segment. For the year ended December 31, 2024, the performance fee was $15.5 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the year ended December 31, 2024 was higher compared to the prior period primarily due to net realized investment income from the sale of FiberCop S.p.A in the current period and the higher level of dividends from companies owned by the firm through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Fee Related Earnings	$3,267,796	$2,383,786	$884,010
Insurance Operating Earnings	1,014,546	816,637	197,909
Strategic Holdings Operating Earnings	76,211	14,531	61,680
Total Operating Earnings	4,358,553	3,214,954	1,143,599

Net Realized Performance Income	608,788	398,949	209,839
Net Realized Investment Income	542,163	541,441	722
Total Investing Earnings	1,150,951	940,390	210,561

Total Segment Earnings	5,509,504	4,155,344	1,354,160
Interest Expense, Net and Other	(318,441)	(351,869)	33,428
Income Taxes on Adjusted Earnings	(988,797)	(763,382)	(225,415)
Adjusted Net Income	$4,202,266	$3,040,093	$1,162,173

Total Operating Earnings
The increase in total operating earnings for the year ended December 31, 2024 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the year ended December 31, 2024 compared to the prior period was primarily due to a higher level of net realized performance income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the year ended December 31, 2024 compared to the prior period was primarily due to an increase in total operating earnings and, to a lesser extent, total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the year ended December 31, 2024 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the year ended December 31, 2024 compared to the prior period was primarily due to a higher level of total segment earnings.
For the years ended December 31, 2024 and 2023, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $126.7 million and $51.3 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% and 2%, respectively, for the years ended December 31, 2024 and 2023.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Management Fees	$3,030,325	$2,656,487	$373,838
Transaction and Monitoring Fees, Net	720,654	775,933	(55,279)
Fee Related Performance Revenues	94,427	90,665	3,762
Fee Related Compensation	(865,336)	(769,735)	(95,601)
Other Operating Expenses	(596,284)	(585,999)	(10,285)
Fee Related Earnings	2,383,786	2,167,351	216,435
Realized Performance Income	1,065,389	2,176,658	(1,111,269)
Realized Performance Income Compensation	(666,440)	(1,333,526)	667,086
Realized Investment Income	645,031	1,033,186	(388,155)
Realized Investment Income Compensation	(103,590)	(159,003)	55,413
Asset Management Segment Operating Earnings	$3,324,176	$3,884,666	$(560,490)
Management Fees
The following table presents management fees by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Management Fees
Private Equity	$1,286,062	$1,188,463	$97,599
Real Assets	825,735	679,890	145,845
Credit and Liquid Strategies	918,528	788,134	130,394
Total Management Fees	$3,030,325	$2,656,487	$373,838
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

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic due to an increase in assets being managed by our asset management segment, (ii) a higher level of management fees earned from Marshall Wace, and (iii) the issuance of various U.S. and European CLOs over the last twelve months. The increase was partially offset by a lower level of management fees from certain SIG funds primarily due to (i) a decrease in its fee base from the sale of investments and (ii) the waiver of fees on certain SIG funds.
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the size of capital markets transactions for the year ended December 31, 2023, compared to the year ended December 31, 2022. Overall, we completed 239 capital markets transactions for the year ended December 31, 2023, of which 45 represented equity offerings and 194 represented debt offerings, as compared to 240 transactions for the year ended December 31, 2022, of which 29 represented equity offerings and 211 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit funds as well as from third-party companies. For the year ended December 31, 2023, approximately 13% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 14% for the year ended December 31, 2022. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2023, approximately 39% of our transaction fees were generated outside of North America as compared to approximately 46% for the year ended December 31, 2022. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
Transaction and monitoring fees, net were lower for the year ended December 31, 2023 compared to the prior year across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines primarily due to the decrease in transaction activity resulting in a decline in the level of capital invested year over year. See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	21,648	51,183	(29,535)
Credit and Liquid Strategies	72,779	39,482	33,297
Total Fee Related Performance Revenues	$94,427	$90,665	$3,762
Fee related performance revenues were higher for the year ended December 31, 2023 compared to the prior period primarily due to a higher level of performance revenues earned from FSK in the current year. For the year ended December 31, 2023, there were no performance revenues earned from KKR Property Partners Americas partially offsetting the increase in performance revenues from FSK.
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
Realized Performance Income
The following table presents realized performance income by business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Realized Performance Income
Private Equity	$938,790	$1,903,580	$(964,790)
Real Assets	67,018	113,465	(46,447)
Credit and Liquid Strategies	59,581	159,613	(100,032)
Total Realized Performance Income	$1,065,389	$2,176,658	$(1,111,269)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Private Equity
Americas Fund XII	$357,618	$197,023	$160,595
Core Investment Vehicles	220,075	262,219	(42,144)
Asian Fund III	178,947	104,601	74,346
European Fund IV	61,841	86,233	(24,392)
Global Impact Fund	35,361	—	35,361
Next Generation Technology Growth Fund	24,248	—	24,248
North America Fund XI	23,486	932,428	(908,942)
2006 Fund	4,271	231,689	(227,418)
Other	32,943	89,387	(56,444)
Total Realized Performance Income	$938,790	$1,903,580	$(964,790)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$38,145	$17,693	$20,452
Real Estate Partners Americas II	27,599	95,772	(68,173)
Other	1,274	—	1,274
Total Realized Performance Income	$67,018	$113,465	$(46,447)

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Funds	$—	$10,334	$(10,334)
Other	59,581	149,279	(89,698)
Total Realized Performance Income	$59,581	$159,613	$(100,032)
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
Realized performance income in our Private Equity business line for the year ended December 31, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation held by Americas Fund XII and Kokusai Electric Corporation held by Asian Fund III and (ii) performance income from our core investment vehicles.
Realized performance income in our Private Equity business line for the year ended December 31, 2022 consisted primarily of realized proceeds from the sale of our investments in Internet Brands, Inc. and CHI Overhead Doors, Inc. (manufacturing sector) held by North America Fund XI, Fiserv, Inc. held by 2006 Fund, and performance income from our core investment vehicles.
Realized performance income in our Real Assets business line for the year ended December 31, 2023 consisted primarily of (i) realized proceeds from the sale of our investments in X-Elio Energy, S.L. and Telxius Telecom, S.A.U., both held by Global Infrastructure Investors II, and (ii) realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Real Assets business line for the year ended December 31, 2022 consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Credit and Liquid Strategies business line for the year ended December 31, 2023 consisted primarily of performance fees earned from Marshall Wace and certain leveraged credit investments funds.

Realized performance income in our Credit and Liquid Strategies business line for the year ended December 31, 2022 consisted primarily (i) of realized proceeds from the sale of various investments at certain carry paying funds in our leveraged credit strategy and (ii) performance fees earned from Marshall Wace.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the year ended December 31, 2023 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Total Realized Investment Income	$645,031	$1,033,186	$(388,155)
The decrease in realized investment income is primarily due to a lower level of net realized gains and interest income and dividends, net. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the year ended December 31, 2023, realized investment income was primarily comprised of (i) interest income primarily from our investments in CLOs and (ii) realized gains from the sale of our investments in AppLovin Corporation, Pembina Gas Infrastructure, Inc., and Resolution Life Group Holdings, L.P. Partially offsetting these realized gains were realizes losses, the most significant of which were (i) a realized loss on our private equity investment, GenesisCare Pty Ltd., (ii) a realized loss on our private equity investment, Envision Healthcare Corporation, and (iii) realized losses from the sales of various revolving credit facilities.
For the year ended December 31, 2022, realized investment income was primarily comprised of (i) realized gains from the sale of our investments in Fiserv, Inc., Internet Brands, Inc., and CHI Overhead Doors, Inc., (ii) dividend income primarily from our investments in levered multi-asset investment vehicles and certain of our real estate investments, and (iii) interest income primarily from our investments in CLOs. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our alternative credit investment, Hilding Anders International AB, (ii) a realized loss on Magneti Marelli CK Holdings, and (iii) realized losses from the sales of various revolving credit facilities.
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
The increase was primarily attributable to (i) an appreciation in investment value from Americas Fund XII, Asian Fund III, and our core private equity strategy, and to a lesser extent, (ii) new capital raised from our private equity K-Series vehicles, Ascendant Fund, and Global Impact Fund II. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, our core private equity strategy, and Asian Fund III.
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
The most significant increases in share prices of our publicly held investments were increases in AppLovin Corporation, Kokusai Electric Corporation, and BridgeBio Pharma, Inc. These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which was ZJLD Group Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results, and valuations.

The most significant increases in the value of our privately held investments were increases in USI, Inc., Cloudera, Inc. (technology sector), and Exact Holdings B.V. These increases in value on our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were Accell Group N.V., PetVet Care Centers, LLC, and GenesisCare Pty Ltd. The increased valuations of individual companies in our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables, and (iii) with respect to USI, Inc., an increase in valuation related to a partial sale transaction. The decreased valuations of individual companies in our privately held investments, in the aggregate, relating primarily to challenging market and economic conditions. See "Risk Factors and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
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
The increase was primarily attributable to (i) new capital raised from Global Atlantic under our investment management agreements with our insurance companies, our infrastructure K-Series vehicles, and Diversified Core Infrastructure Fund, and to a lesser extent, (ii) an appreciation in investment value from Global Infrastructure Investors III and Global Infrastructure Investors IV. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors II.
For the year ended December 31, 2023, the value of our infrastructure investment portfolio increased 18%, the value of our opportunistic real estate equity investment portfolio decreased by 2%, and the value of our energy investment portfolio decreased by 7%.
The most significant increases in value across our Real Assets portfolio were increases in FiberCop S.p.A., CyrusOne Inc., and Atlantic Aviation FBO Inc. These increases in value were partially offset by decreases in value relating primarily to various assets held in our opportunistic real estate equity investment portfolio and energy portfolio. The increased valuations of individual companies or assets in the aggregate, generally related to (i) individual company or asset performance and (ii) a decrease in interest rates which reduced the cost of capital in our discounted cash flow methodology for certain valuations. The decreased valuations of individual companies or assets in the aggregate, generally related to an increase in capitalization rates and discount rates which generally negatively impacted our real estate equity portfolio, and a decrease in oil and natural gas prices, which generally negatively impact our energy portfolio. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

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
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various private credit funds, and the issuance of CLOs, and to a lesser extent, (ii) appreciation in investment value on assets managed by Marshall Wace, and across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, and (iii) redemptions at Marshall Wace.
See also "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
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
The increase was primarily attributable to new capital raised from our private equity K-Series vehicles, our core private equity strategy portfolio, and Ascendant Fund. Partially offsetting the increase was (i) a reduction in FPAUM for the write-off of Envision Healthcare Corporation and GenesisCare Pty. Ltd., (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, and (iii) a reduction in fee base for European Fund III and China Growth Fund, which no longer pay management fees.
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
The increase was primarily attributable to new capital raised from Global Atlantic, Diversified Core Infrastructure Fund, and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) a change in fee base for both Real Estate Partners Europe II and Asia Real Estate Partners as a result of entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (iii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors II.
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
The increase was primarily attributable to (i) new capital raised from Global Atlantic, various private credit funds, and the issuance of CLOs, and to a lesser extent, (ii) appreciation of the assets managed by Marshall Wace and investments across our leveraged credit and private credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain leveraged credit funds, (iii) redemptions at Marshall Wace, and (iv) a reduction in fee base for certain SIG funds, which no longer pay management fees.

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
See "Risk Factors" and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
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
Analysis of Insurance Segment Operating Results
The following tables set forth information regarding KKR's insurance segment operating results for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Net Investment Income	$5,377,817	$4,112,244	$1,265,573
Net Cost of Insurance	(3,283,009)	(2,295,133)	(987,876)
General, Administrative and Other	(805,109)	(638,274)	(166,835)
Pre-Tax Operating Earnings	1,289,699	1,178,837	110,862
Pre-Tax Operating Earnings Attributable to Noncontrolling Interests	(473,062)	(454,075)	(18,987)
Insurance Operating Earnings	$816,637	$724,762	$91,875
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
General, Administrative and Other Expenses
General, administrative and other expenses increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to (i) an increase in interest expense on floating rate debt (i.e., Global Atlantic's fixed-to-floating swaps on its fixed rate debt) due to higher market interest rates and higher total debt outstanding, and (ii) increased employee compensation and benefits-related expenses.
Insurance Operating Earnings
Insurance operating earnings increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 in proportion to the increase in insurance operating earnings for the comparable period.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Dividends, Net	$14,531	$52,863	$(38,332)
Strategic Holdings Operating Earnings	14,531	52,863	(38,332)
Net Realized Investment Income	—	35,332	(35,332)
Strategic Holdings Segment Earnings	$14,531	$88,195	$(73,664)
Dividends, Net
For the year ended December 31, 2023, dividends, net were comprised of dividend income from Cegid Group S.A. For the year ended December 31, 2022, dividends, net were comprised of dividend income from Exact Holdings B.V. and 1-800 Contacts Inc.
Net Realized Investment Income
For the year ended December 31, 2023 there was no net realized investment income earned in our Strategic Holdings segment. For the year ended December 31, 2022, net realized investment income was comprised of a realized gain from the sale of Viridor Limited.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the year ended December 31, 2023 was lower compared to the prior period primarily due to (i) net realized investment income from the sale of Viridor Limited in the year ended December 31, 2022 compared to none in the year ended December 31, 2023 and (ii) the lower level of dividends in the year ended December 31, 2023 from companies owned by the firm through our participation in the core private equity strategy as compared to the year ended December 31, 2022.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Fee Related Earnings	$2,383,786	$2,167,351	$216,435
Insurance Operating Earnings	816,637	724,762	91,875
Strategic Holdings Operating Earnings	14,531	52,863	(38,332)
Total Operating Earnings	3,214,954	2,944,976	269,978

Net Realized Performance Income	398,949	843,132	(444,183)
Net Realized Investment Income	541,441	909,515	(368,074)
Total Investing Earnings	940,390	1,752,647	(812,257)

Total Segment Earnings	4,155,344	4,697,623	(542,279)
Interest Expense, Net and Other	(351,869)	(325,351)	(26,518)
Income Taxes on Adjusted Earnings	(763,382)	(859,964)	96,582
Adjusted Net Income	$3,040,093	$3,512,308	$(472,215)

Total Operating Earnings
The increase in total operating earnings for the year ended December 31, 2023 compared to the prior period was primarily due to a higher level of fee related earnings and insurance operating earnings, partially offset by a lower level of strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The decrease in total investing earnings for the year ended December 31, 2023 compared to the prior period was primarily due to a lower level of net realized performance income and net realized investment income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The decrease in total segment earnings for the year ended December 31, 2023 compared to the prior period was primarily due to an decrease in total investing earnings.
Adjusted Net Income
The decrease in adjusted net income for the year ended December 31, 2023 compared to the prior period was primarily due to a lower level of total segment earnings.
Income Taxes on Adjusted Earnings
The decrease in income taxes on adjusted earnings for the year ended December 31, 2023 compared to the prior period was primarily due to a lower level of total segment earnings.
For the years ended December 31, 2023 and 2022, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $51.3 million and $65.4 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 2% for both periods.

Segment Balance Sheet Measures
Asset Management Investment Portfolio

Beginning with the first quarter of 2024, we report our investments in our core private equity strategy in our Strategic Holdings segment. These investments were formerly reported in our Principal Activities business line in our Asset Management segment, and therefore the investments that we hold on our balance sheet as reported in the Asset Management segment exclude core private equity. To the extent our investments are realized at values above or below their cost in future periods, adjusted net income would be positively or negatively affected by the amount of any such gain or loss, respectively, during the period in which the realization event occurs.
Our investments in the Asset Management segment by asset class as of December 31, 2024 are as follows:

	As of December 31, 2024
	($ in thousands)
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,646,206	$3,409,990	31.0%
Growth Equity	379,063	1,146,514	10.4%
Private Equity Total	2,025,269	4,556,504	41.4%

Real Estate	1,520,598	1,367,065	12.4%
Energy	638,667	787,591	7.2%
Infrastructure	450,248	717,254	6.5%
Real Assets Total	2,609,513	2,871,910	26.1%

Leveraged Credit	1,525,839	1,466,856	13.3%
Alternative Credit	663,471	886,661	8.1%
Credit Total	2,189,310	2,353,517	21.4%

Other	1,198,502	1,231,286	11.1%

Total Asset Management Segment Investments	$8,022,594	$11,013,217	100.0%

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

Global Atlantic's Investment Portfolio
As of December 31, 2024, 95%, and 88% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2023, 96%, and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by a NRSRO was not available are considered investment grade if they have a NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of December 31, 2024, were Corporate securities, residential mortgage-backed securities ("RMBS"), and CMBS, comprising 25%, 6%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 96%, and 90% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 94%, 74%, and 59% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2024. The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of December 31, 2023, were Corporate, RMBS, and CMBS securities, comprising 28%, 6%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 95%, 96%, and 93% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 95%, 61%, and 56% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2023. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 25% and 27% as of December 31, 2024 and 2023, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both December 31, 2024 and 2023.
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
Consistent with the NAIC Process and Procedures Manual, a NRSRO rating was assigned based on the following criteria: (i) the equivalent S&P rating where the security is rated by one NRSRO; (ii) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (iii) the equivalent S&P rating of the second lowest NRSRO if the security is rated by three or more NRSROs. If the lowest two NRSROs’ ratings are equal, then such rating will be the assigned rating. NRSROs’ ratings available for the periods presented were S&P, Fitch, Moody’s, DBRS, Inc., and Kroll Bond Rating Agency, Inc. If no rating is available from a rating agency, then an internally developed rating is used.
Substantially all of the AFS fixed maturity securities portfolio, 95% and 96% as of December 31, 2024 and 2023, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% and 4% as of December 31, 2024 and 2023, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate Fixed Maturity Securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of December 31, 2024 and 2023, 55% and 58% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of December 31, 2024 and 2023, approximately 5% and 6% of the portfolio is denominated in foreign currency, respectively.
As of December 31, 2024 and 2023, 94% and 95% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 94% and 95% is rated NRSROs investment grade, respectively.
Residential Mortgage-backed Securities
As of December 31, 2024 and 2023, 13% and 11% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
The NAIC designations for RMBS, including prime, sub-prime, alt-A, and adjustable rate mortgages with variable payment options ("Option ARM"), are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Accordingly, an investment in the same security at a lower cost may result in a higher quality NAIC designation in recognition of the lower likelihood the investment would result in a realized loss. Prime residential mortgage lending includes loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime, which also includes certain non-qualified mortgages. Sub-prime mortgage lending is the business of originating residential mortgage loans to borrowers with weaker credit profiles.
As of December 31, 2024 and 2023, 84% and 89% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of December 31, 2024, Alt-A, Agency, Option ARM, Sub-prime, and Re-Performing represent 44%, 20%, 15%, 8%, and 6% of the total RMBS portfolio ($10.3 billion), respectively. As of December 31, 2023, Alt-A, Option ARM, Re-Performing, and Sub-prime represent 45%, 21%, 10%, and 10% of the total RMBS portfolio ($7.9 billion), respectively.
Unrealized Gains and Losses for AFS Fixed Maturity Securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of December 31, 2024 and 2023, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $584.3 million and $750.3 million based on NRSRO ratings, and $245.6 million and $267.2 million based on NAIC ratings, respectively. As of December 31, 2024, unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of December 31, 2024 and 2023, 31% and 28% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of December 31, 2024 and over half of the portfolio as of December 31, 2023. Office and retail properties represent approximately 20% and 23% of the portfolio as of December 31, 2024 and 2023, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of December 31, 2024 and 2023, 91% and 89% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 99% and over 98% of the commercial mortgage loan portfolio is current as of December 31, 2024 and 2023, respectively.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of December 31, 2024 and 2023, approximately 90% and 88%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less and 1% and 2% have loan-to-value ratio over 90%, respectively.
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
As of December 31, 2024, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately $275.1 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2023, the payment status of 96% of the residential mortgage loan portfolio was current and approximately $231.2 million were 90 days or more past due or in process of foreclosure (representing 2% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 63% as of both December 31, 2024 and 2023.
Global Atlantic's residential mortgage loan portfolio primarily includes mortgage loans backed by single family rental properties, prime loans, and re-performing loans that were purchased at a discount after they were modified and returned to performing status. Global Atlantic has also extended financing to counterparties in the form of repurchase agreements secured by mortgage loans, including performing and non-performing mortgage loans.
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of December 31, 2024, 98% of the consumer loan portfolio is in current status and approximately $26.9 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $31.1 billion as of December 31, 2024, which included cash and short-term investments of $4.2 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$3,076,245	$3,680,514	$(590,664)
Preferred Stock Dividends	—	51,747	69,000
Net Income (Loss) Attributable to Noncontrolling Interests	1,829,792	1,624,825	104,050
Income Tax Expense (Benefit)	954,396	1,197,523	125,393
Income (Loss) Before Tax (GAAP)	$5,860,433	$6,554,609	$(292,221)
Impact of Consolidation and Other	(1,268,787)	(1,569,591)	(394,427)
Equity-based Compensation - KKR Holdings(1)	—	—	119,834
Income Taxes on Adjusted Earnings	(988,797)	(763,382)	(859,964)
Asset Management Adjustments:
Unrealized (Gains) Losses	(673,790)	(843,627)	2,445,529
Unrealized Carried Interest	(1,943,200)	(1,656,974)	4,231,359
Unrealized Carried Interest Compensation	1,505,558	792,758	(1,753,396)
Transaction-related and Non-operating Items	122,009	31,805	94,629
Equity-based Compensation	279,418	230,858	210,756
Equity-based Compensation - Performance based	332,226	271,958	238,929
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(958,418)	(691,307)	(443,447)
Insurance Adjustments:(2)
(Gains) Losses from Investments(2)	1,465,348	363,956	379,647
Non-operating Changes in Policy Liabilities and Derivatives(2)	296,917	228,929	(584,495)
Transaction-related and Non-operating Items(2)	20,615	7,347	15,215
Equity-based and Other Compensation(2)	134,799	71,579	93,508
Amortization of Acquired Intangibles(2)	17,935	11,175	10,852
Adjusted Net Income	$4,202,266	$3,040,093	$3,512,308
Interest Expense, Net	302,381	325,919	302,151
Net Income Attributable to Noncontrolling Interests	16,060	25,950	23,200
Income Taxes on Adjusted Earnings	988,797	763,382	859,964
Total Segment Earnings	$5,509,504	$4,155,344	$4,697,623
Net Realized Performance Income	(608,788)	(398,949)	(843,132)
Net Realized Investment Income	(542,163)	(541,441)	(909,515)
Total Operating Earnings	$4,358,553	$3,214,954	$2,944,976
Total Investing Earnings	1,150,951	940,390	1,752,647
Depreciation and Amortization	50,011	46,727	33,809
Adjusted EBITDA	$5,559,515	$4,202,071	$4,731,432
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Amounts represent the portion allocable to KKR.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
December 31, 2024
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$23,651,568
Impact of Consolidation and Other	665,201
Exchangeable Securities	336,596
Accumulated Other Comprehensive Income (AOCI) and Other (Insurance)	6,402,397
KKR Book Value(1)	$31,055,762
Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
December 31, 2024
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$8,535,048
Impact of Consolidation and Other	(4,823,382)
Short-term Investments	519,738
Cash and Short-term Investments	$4,231,404
Investments - Asset Management and Strategic Holdings

As of
December 31, 2024
($ in thousands)
Investments - Asset Management and Strategic Holdings (GAAP)	$106,453,051
Impact of Consolidation and Other	(94,920,096)
Short-term Investments	(519,738)
Investments - Asset Management Segment	$11,013,217
(1)Book Value is a non-GAAP performance measure, which provides additional insight into the net assets of KKR presented on a basis that (i) excludes the net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., (iii) includes the net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and (iv) includes the net impact of certain other assets and liabilities, including the net impact of KKR's tax assets and liabilities as calculated under GAAP.

Liquidity
We manage our liquidity and capital requirements by (a) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (b) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding capital commitments in our capital markets business; (vi) distributing cash flow to our stockholders and any holders of our preferred stock, if any; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity," "—Liquidity Needs," and "—Dividends and Stock Repurchases."
See "Risk Factors" and "—Business Environment" for more information on factors that may impact our business, financial performance, operating results, and valuations.
Sources of Liquidity
Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions, and funding agreements, including through memberships in FHLBs; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi) borrowings, including advances under our revolving credit facilities, debt offerings, repurchase agreements, and other borrowing arrangements. In addition, we may generate cash proceeds from issuances of our or our subsidiaries' equity securities.
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
As of December 31, 2024, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.

As of December 31, 2024, netting holes in excess of $50 million existed at North America Fund XI and Health Care Strategic Growth Fund in the amounts of $112 million and $64 million, respectively. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. There are also investment funds that are not accruing carried interest and do not have a netting hole although they may be in a clawback position. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of December 31, 2024, approximately $546 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2024 fair values. As of December 31, 2024, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 1 in “Asset Management—Private Equity” for further information on clawback obligations.
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
Liquidity Needs
We expect that our primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
•continue to support and grow our asset management business, including seeding new investment strategies, supporting capital commitments made by our investment vehicles to existing and future funds, co-investments and any net capital requirements of our capital markets companies and otherwise supporting the investment vehicles that we sponsor;
•continue to support and grow our insurance business;
•continue to support and grow our strategic holdings business;
•grow and expand our businesses generally, including by acquiring or launching new, complementary, or adjacent businesses;
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds, accounts or CLOs or other investment vehicles pending the contribution of committed capital by the fund investors in such investment vehicles, and advancing capital to them for operational or other needs;
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
•pay policyholders and amounts in our insurance business related to investment, reinvestment, reinsurance, or funding agreement activity;
•pay amounts that may become due under our tax receivable agreement;
•pay cash dividends in accordance with our dividend policy for our common stock or the terms of our preferred stock, if any;
•underwrite commitments, advance loan proceeds, and fund syndication commitments within our capital markets business;

•post or return collateral in respect of derivative contracts;
•acquire other assets (including businesses, investments, and other assets) for our businesses, some of which may be required to satisfy regulatory requirements for our capital markets business or risk retention requirements for CLOs (to the extent they may apply);
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

As of December 31, 2024, KKR had unfunded commitments consisting of $11.0 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $3.0 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of December 31, 2024, these capital markets commitments amounted to $0.7 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of December 31, 2024 have been reduced to reflect the amount expected to be funded by such third parties. As of December 31, 2024, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in this report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of December 31, 2024, an undiscounted payable of $379.0 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of December 31, 2024, approximately $103.9 million of cumulative cash payments have been made under the tax receivable agreement since inception.

Dividends and Stock Repurchases
A dividend of $0.175 per share of our common stock has been declared and will be paid on February 28, 2025 to holders of record of our common stock as of the close of business on February 14, 2025.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 4, 2025 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.74 per share (or a quarterly dividend of $0.185 per share) beginning with the dividend announced with the results of the quarter ended March 31, 2025. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements.
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 93.1 million shares of common stock for $2.6 billion, which equates to an average price of $28.32 per share. For further information, see "Part II—Item 5—Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities."

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
The following table sets forth information relating to anticipated future cash payments as of December 31, 2024 excluding consolidated funds and CFEs with a reconciliation of such amounts to anticipated future cash payments by us (including Global Atlantic) and our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Asset Management & Strategic Holdings
Uncalled Commitments to Investment Funds (1)	$10,968.7	$—	$—	$—	$10,968.7
Debt Payment Obligations (2)	31.8	231.4	2,022.3	6,290.4	8,575.9
Interest Obligations on Debt Payment Obligations (3)	387.0	651.4	620.8	3,724.2	5,383.4
Underwriting Commitments (4)	501.6	—	—	—	501.6
Lending Commitments (5)	167.5	—	—	—	167.5
Purchase Commitments (6)	55.4	—	—	—	55.4
Lease Obligations	51.6	153.9	137.3	584.5	927.3
Insurance (7)
Policy Liabilities (8)	20,094.2	41,886.9	40,886.8	132,737.1	235,605.0
Debt Payment Obligations (9)	—	—	500.0	3,400.0	3,900.0
Interest Obligations on Debt Payment Obligations (10)	229.6	498.3	510.4	3,993.8	5,232.1
Purchase and Lease Commitments (11)	54.4	87.3	49.2	344.2	535.1
Total Contractual Obligations of KKR	$32,541.8	$43,509.2	$44,726.8	$151,074.2	$271,852.0
(+) Uncalled Commitments of Consolidated Funds (12)	17,887.0	—	—	—	17,887.0
(+) Debt Payment Obligations of Consolidated Funds, CFEs and Other (13) - Asset Management & Strategic Holdings	3,195.9	901.1	1,189.2	31,921.6	37,207.8
(+) Corporate Real Estate Borrowings (14)	490.0	—	—	—	490.0
(+) Interest Obligations of Consolidated Funds, CFEs and Other (15)- Asset Management & Strategic Holdings	2,197.6	3,908.5	3,743.1	8,775.7	18,624.9
(+) Debt and Interest Payment Obligations of Consolidated Special Purpose Vehicles - Insurance	5.7	77.8	—	—	83.5
Total Consolidated Contractual Obligations	$56,318.0	$48,396.6	$49,659.1	$191,771.5	$346,145.2
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
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2024 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2024, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
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
(7)Global Atlantic has other obligations related to collateral payable held for derivative instruments ($157.8 million) and outstanding commitments to make investments in commercial mortgage loans, other lending facilities, and real asset investments ($3.1 billion) which have not been included in the above table as the exact timing of these payments cannot be estimated. Global Atlantic's debt obligations are non-recourse to KKR beyond the assets of Global Atlantic.
(8)Policy liabilities for insurance obligations consist of amounts required to meet future obligations for future policy benefits and policy account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, lapse, renewal, withdrawal, and annuitization comparable with actual experience. These assumptions also include market growth and policy crediting. All estimated cash payments are not discounted to present value. Accordingly, the total of cash flows presented for all years of $235.6 billion significantly exceeds total policy liabilities of $185.2 billion recorded on the consolidated statements of financial condition as of December 31, 2024. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could differ materially from actual results.
(9)The payments due by period for debt obligations reflect the contractual maturities of principal.
(10)Reflects estimated future interest payments. Future interest on variable rate debt (which includes borrowings under Global Atlantic's revolving credit facility and the subordinated debentures) was computed using prevailing rates as of December 31, 2024 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.
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
(13)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $7.2 billion, (ii) debt securities issued by our consolidated CLOs of $27.2 billion and (iii) borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $2.8 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Borrowings by levered investment vehicles are supported solely by the investments held at the investment vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(14)Represents a debt obligation in connection with the ownership of KKR office space.
(15)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding at December 31, 2024 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2024, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
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

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, the recognition and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, investment income (loss) and income taxes during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, including market risk benefits, (vi) the valuation of embedded derivatives in policy liabilities and funds withheld, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.
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
When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows, and other amounts, on a gross basis. While the consolidation of an investment fund or entity does not have an effect on the amounts of Net Income Attributable to KKR or KKR's stockholders' equity that KKR reports, the consolidation does significantly impact the financial statement presentation under GAAP. This is due to the fact that the accounts of the consolidated entities are reflected on a gross basis while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as noncontrolling interests on the consolidated statements of financial condition and net income (loss) attributable to noncontrolling interests on the consolidated statements of operations.
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the newly-formed Strategic Holdings segment (see Note 21 "Segment Reporting") in our financial statements included in this report, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
In the ordinary course of business, KKR’s Asset Management, Strategic Holdings, and Insurance businesses enter into transactions with each other, which may include transactions pursuant to their investment management agreements and financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets pledged to support such borrowings. All the investment management and financing arrangements amongst KKR segments are eliminated in consolidation.
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
The assessment of whether we consolidate an investment vehicle we manage requires the application of significant judgment. These judgments are applied both at the time we become involved with an investment vehicle and on an ongoing basis and include, but are not limited to:
•Determining whether our management fees, carried interests, or incentive fees represent variable interests - We make judgments as to whether the fees we earn are commensurate with the level of effort required for those fees and at market rates. In making this judgment, we consider, among other things, the extent of third party investment in the entity and the terms of any other interests we hold in the VIE.
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

Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at December 31, 2024 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio (including core private equity investments) is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of December 31, 2024, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 55%, and 6%, respectively.
There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "Risk Factors" and "—Business Environment" for more information on factors that may impact our business, financial performance, operating results, and valuations.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of December 31, 2024, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

For Level III investments in Asset Management and Strategic Holdings, KKR has a Global Valuation Committee that is responsible for coordinating and implementing the firm's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. The Global Valuation Committee is assisted by the asset class-specific valuation committees that exist for private equity (including core equity investments and certain impact investments), growth equity (including certain impact investments), real estate, energy, infrastructure, and credit. The asset class-specific valuation committees are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes on a quarterly basis. The members of these valuation committees are comprised of investment professionals, including the heads of each respective strategy, and professionals from business operations functions such as legal, compliance, and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments in Asset Management and Strategic Holdings are also subject to approval by the Global Valuation Committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Chief Financial Officer, Chief Operating Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. Once Level III valuations are approved by the Global Valuation Committee, a presentation of such valuations is provided to the Audit Committee of the Board of Directors of KKR & Co. Inc. and then to the Board of Directors.
Level III investments held by Global Atlantic are valued using either pricing services, broker-dealers, third-party asset managers, or internal models. Global Atlantic's valuation committee performs a quantitative and qualitative analysis over all pricing sources used to verify that it represents a reasonable estimate of fair value. As of December 31, 2024, less than 5% of the total value of Global Atlantic's Level III investments were not valued with the engagement of an independent valuation firm. Once Level III valuations are approved by Global Atlantic Valuation Committee, these valuations are presented to the Global Valuation Committee, and then a presentation of such valuations is provided to the Audit Committee of the Board of Directors of KKR & Co. Inc. and then to the Board of Directors.
As of December 31, 2024, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
Changes in the fair value of investments impacts the amount of carried interest that is recognized as well as the amount of investment income that is recognized for investments held directly in Asset Management, Strategic Holdings, and through our consolidated funds as described below. We estimate that an immediate 10% decrease in the fair value of investments held directly and through consolidated investment funds generally would result in a commensurate change in the amount of net gains (losses) from investment activities for investments held directly and through investment funds and a more significant impact to the amount of carried interest recognized, regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. With respect to consolidated investment funds, the impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value of our consolidated funds would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our ownership in the consolidated investment funds and investment vehicles. With respect to Insurance, a decrease in investment income for certain assets where investment gains and losses are recognized through the statement of operations would impact KKR only to the extent of our economic ownership interest in Global Atlantic.
As of December 31, 2024, there were no investments (including in our new Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets related to our holdings of publicly traded securities, including our holdings of equity securities of Crescent Energy Company (NYSE: CRGY) and BridgeBio Pharma, Inc. See "Risk Factors" and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.

Business Combinations
KKR accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates, and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual result.
Income Taxes
Significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties, and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that KKR uses to manage its business. Revisions in estimates or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. Please see Note 18 "Income Taxes" in our financial statements in this report for further details.
Critical Accounting Policies and Estimates - Asset Management and Strategic Holdings
Revenues
Fees and Other
Fees and other consist primarily of (i) management and incentive fees from providing investment management services to unconsolidated funds, CLOs, other investment vehicles, and separately managed accounts; (ii) transaction fees earned in connection with successful investment transactions and from capital markets activities; (iii) monitoring fees from providing services to portfolio companies; (iv) expense reimbursements from certain investment funds and portfolio companies; and (v) consulting fees. These fees are based on the contractual terms of the governing agreements and are recognized when earned, which coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period when the related transaction closes.
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
To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, we typically pay discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of (i) management fees and other fee revenues (including incentive fees), (ii) realized carried interest, and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at our sole discretion and vary from individual to individual and from period to period, including having no cash bonus. We accrue discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when we make the decision to pay discretionary cash bonuses and is based upon a number of factors, including the recognition of fee revenues, realized carried interest, realized investment income, and other factors determined during the year.
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
As of December 31, 2023, the carry pool percentage was fixed at 40%, 43%, or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at 43%, and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool. Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of these fixed percentages of up to 80% for all funds.

This increase to the carry pool percentage was approved by a majority of KKR's independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of KKR's independent directors. For funds that closed after December 31, 2023, the carry pool percentage is fixed at 80%. For funds that closed prior to December 31, 2023, the carry pool percentage is calculated at a fixed percentage of 40%, 43%, or 65% (depending on the fund’s vintage) for carried interest realized up to a high water mark, which was established based on the unrealized carried interest balance that existed on January 2, 2024, plus an additional percentage amount up to 80% based on a formulaic allocation, only if the unrealized carried interest balance at any period end exceeds the high water mark. This imposes a limitation of the carry pool allocation for such funds based on the amount of cumulative unrealized carried interest income earned subsequent to December 31, 2023.
For funds that closed before December 31, 2023, if the cumulative carried interest subsequent to December 31, 2023 is not sufficient to fund this formulaic allocation, the allocation of earnings reverts to the carry pool percentage in effect before this modification. As such, upon modification of the carry pool percentage effective on January 2, 2024, the cumulative unrealized carried interest was not sufficient to fund the additional formulaic allocation percentage in excess of the pre-existing 40%, 43%, and 65% carry pool percentages, and therefore no incremental expense was recognized as of such date. The carry pool percentage applicable for all funds that closed prior to December 31, 2023 will not be less than their applicable carry pool percentages of 40%, 43%, or 65% prior to December 31, 2023, and will not be more than 80%. The intent of this modification is that for all funds that closed prior to January 2, 2024, upon the final liquidation of each fund, realized carried interest distributed will equal the historical fund carry pool allocations up to the high water mark and only distributions of realized carried interest in excess of the high water mark will be distributed at 80 percent if and only if the unrealized carried interest balance at any period end exceeds the high water mark. Under no circumstance would a distribution of carried interest exceed 80% of the total allocable carried interest at any time.
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed annuity and variable annuity products, including minimum guarantees to policyholders, such as guaranteed minimum death benefits ("GMDBs"), guaranteed minimum withdrawal benefits ("GMWBs"), and long-term care benefits (which are capped at the return of account value plus one or two times the account value).
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
Once exercised, living benefit features provide annuity policyholders with a minimum guaranteed stream of income for life. A policyholder’s annual income benefit is generally based on an annual withdrawal percentage multiplied by the benefit base. The benefit base is defined in the policy and is generally the initial premium, reduced by any partial withdrawals and increased by a defined percentage, formula, or index credits. Any living benefit payments are first deducted from the account value. Global Atlantic is responsible for paying any excess guaranteed living benefits still owed after the account value has reached zero.
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
See Note 17 “Policy Liabilities” in our financial statements for additional information.
As of December 31, 2024, the net market risk liability balance totaled $1.0 billion. As of December 31, 2024, the liability balances for market risk benefits were $816.0 million for fixed-indexed annuities and $172.6 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2024
	Fixed-indexed Annuity	Other
($ in thousands)
Balance	$815,981	$172,565
Hypothetical Change:
+50 bps Interest Rates	(123,666)	(39,752)
-50 bps Interest Rates	138,061	43,965
+50 bps Instrument-specific Credit Risk	(123,432)	(20,067)
-50 bps Instrument-specific Credit Risk	137,246	22,011
+10% Equity Market Prices	(49,304)	(43,058)
-10% Equity Market Prices	30,924	48,730
95% of Expected Mortality	48,914	4,364
105% of Expected Mortality	(45,956)	(3,791)
90% of Expected Surrenders	22,103	1,680
110% of Expected Surrenders	(20,982)	(1,637)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $277.6 million as of December 31, 2024. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of December 31, 2024, variable annuities accounted for using the fair value option totaled $277.6 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of December 31, 2024
Variable Annuities
($ in thousands)
Balance	$277,557
Hypothetical Change:
+50 bps Interest Rates	(18,341)
-50 bps Interest Rates	19,878
+50 bps Instrument-specific Credit Risk	(11,309)
-50 bps Instrument-specific Credit Risk	11,718
+10% Equity Market Prices	(14,868)
-10% Equity Market Prices	17,332
95% of Expected Mortality	(4,916)
105% of Expected Mortality	4,704
90% of Expected Surrenders	94
110% of Expected Surrenders	(118)
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
As of December 31, 2024, the liability for future policy benefits totaled $11.1 billion, net of reinsurance, split between $9.5 billion associated with payout annuity products, and $1.6 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2024
	Payout Annuities	Other
($ in thousands)
Balance	$9,487,799	$1,588,597
Hypothetical Change:
+50 bps Interest Rates	(198,135)	(365,349)
-50 bps Interest Rates	213,648	394,245
+50 bps Credit Spreads	(173,395)	(205,366)
-50 bps Credit Spreads	180,126	187,572
95% of Expected Mortality(1)	78,592	32,057
105% of Expected Mortality(1)	(74,545)	(30,442)
90% of Expected Surrenders/Lapses	—	(8,240)
110% of Expected Surrenders/Lapses	—	7,439
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
As of December 31, 2024, the additional liability balance of primarily interest-sensitive life totaled $5.9 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of December 31, 2024
Interest-sensitive Life
($ in thousands)
Balance	$5,905,634
Hypothetical Change:
+50 bps Interest Rates	1,617
-50 bps Interest Rates	(1,611)
+10% Equity Market Prices	(965)
-10% Equity Market Prices	336
1% Lower Annual Equity Growth	3,538
95% of Expected Mortality	(41,157)
105% of Expected Mortality	40,578
90% of Expected Surrenders	20,627
110% of Expected Surrenders	(20,247)
Note: Hypothetical changes to the interest-sensitive life additional liability for annuitization, death, or other insurance benefits balance do not reflect the impact of related hedges.

Embedded Derivatives in Policy Liabilities and Funds Withheld
Global Atlantic's fixed-indexed annuity, variable annuity, and indexed universal life products contain equity-indexed features, which are considered embedded derivatives and are required to be measured at fair value.
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
As of December 31, 2024, the embedded derivative liability balance totaled $5.5 billion for fixed-indexed annuities, and $491.8 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2024
	Fixed-indexed Annuities	Interest Sensitive Life
($ in thousands)
Balance	$5,481,063	$491,818
Hypothetical Change:
+50 bps Interest Rates	(95,836)	(4,937)
-50 bps Interest Rates	102,181	5,155
+50 bps Credit Spreads	(119,541)	(4,937)
-50 bps Credit Spreads	124,103	5,155
+10% Equity Market Prices	593,182	24,033
-10% Equity Market Prices	(529,064)	(59,498)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of December 31, 2024, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.9 billion net asset ($125.9 million in funds withheld receivables at interest, and $(2.8) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2024
	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
($ in thousands)
Balance	$125,887	$(2,797,544)
Hypothetical Change:
+50 bps Interest Rates	(13,136)	(1,299,537)
-50 bps Interest Rates	18,094	1,386,264
+50 bps Investment Credit Spreads	(34,516)	(1,172,889)
-50 bps Investment Credit Spreads	34,516	1,259,616
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risks in our asset management and strategic holdings segments primarily relates to movements in one or more of the fair value of investments, including the effect that those movements have on our management fees, carried interest, and net gains from investment activities. Our exposure to market risks in our insurance segment primarily relates to the impact of movements in such market risks on our insurance segment’s assets, liabilities, and hedge program, as discussed below under “Insurance Segment Market Risks." The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates, and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates. KKR, and Global Atlantic in particular, has material exposure to market volatility in interest rates, credit spreads, and equity prices through its insurance liabilities, many of which are structured to have exposure to market level changes, its investment portfolio, and its hedge program. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.
The Board of Directors is responsible for oversight and the overall governance of KKR. Our Board of Directors has five standing committees: an Audit Committee, a Risk Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee, and an Executive Committee, and they are aided by various management-level committees designed to manage enterprise risks. For further information about KKR & Co. Inc.'s Board of Directors or its committees, see “Part III—Item 10. Directors, Executive Officers, and Corporate Governance—Board Committees.”
Management of Enterprise Risk
Through enterprise risk management, we manage market risk and general business risks. Risk categories we monitor include financial, insurance, tax, investment, hedge management, operational, cybersecurity, geopolitical, reputational, legal, compliance, and regulatory risks, each within established risk limits and tolerances for our balance sheet, investment vehicles, and investments.
Management of Market Risk
KKR has a firmwide Market Risk Management Committee that seeks to oversee market risk management across KKR. Its membership includes both Co-Chief Executive Officers, the Chief Financial Officer, and other members of senior management. The committee reviews and assesses market risk exposures, including those related to liquidity and capital and across our segments and business lines. KKR also has a Derivatives & Liability Management Committee that is responsible for monitoring and managing KKR’s liabilities and market exposures. Its membership includes one of our Co-Chief Executive Officers, the Chief Financial Officer, and other members of senior management.
When we allocate capital to our businesses or investments, a Balance Sheet Committee of senior employees, including our Co-Executive Chairmen, one of our Co-Chief Executive Officers, and the Chief Financial Officer, must approve the investment or transaction before it may be made. The committee has delegated authority to other senior employees to approve certain investments or transactions, subject to maximum commitment sizes or other limitations determined by the committee. In addition, this committee supervises activities governing KKR's capital structure, liquidity, and the composition of our balance sheet. Certain securities transactions by our capital markets business are subject to risk tolerance limits, regulatory capital requirements, and the review and approval of one or more committees in compliance with rules applicable to broker-dealers pursuant to the Exchange Act. When our capital is committed to capital markets transactions after diligence is conducted, such transactions are subject to the review and approval of a capital markets underwriting committee. These transactions are also subject to risk tolerance limits. The risk tolerance limits establish the level of investment we may make in a single company or type of transaction, for example, and are designed to avoid undue concentration and risk exposure. Regulatory capital requirements also place limits on the size of securities underwritings the capital markets business can conduct based on quantitative measure of assets, liabilities, and certain off-balance-sheet items. Aggregate balance sheet risk and capital deployed for transactions are monitored on an ongoing basis by the Balance Sheet Committee referenced above.

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
We also manage market risks that relate to our insurance business through a board of directors and management team specifically focused on Global Atlantic. For more information, see "Management of Insurance Business" below.
Management of General Business Risk
KKR has a Risk and Operations Committee comprised of senior employees from across our asset management and insurance businesses and operating functions, and it includes our Chief Financial Officer, Chief Operating Officer, Chief Legal Officer and General Counsel, Chief Compliance Officer, and other senior employees. The Risk and Operations Committee provides oversight and management of KKR’s significant operating and business risks. This committee is aided by various other committees focused on the oversight of risks to our business, including a Global Conflicts and Compliance Committee.
KKR’s Global Conflicts and Compliance Committee is comprised of senior employees from across our asset management business and operations, and it includes, among others, our Chief Financial Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. The Global Conflicts and Compliance Committee focuses on new or potential conflicts of interest that may arise in KKR's business, including, but not limited to, conflicts relating to specific transactions as well as potential conflicts involving the overall activities of KKR and its various businesses. This committee also reviews and monitors certain compliance matters.
In addition, KKR has other committees comprised of senior employees from across our business and operations that consider potential risks to our business.
Management of Insurance Business

The oversight and governance of our insurance business is aided by a board of directors at TGAFG, which is the holding company for Global Atlantic. The TGAFG board includes among its members one of our Co-Chief Executive Officers and our Chief Financial Officer. To assist with its oversight of Global Atlantic, the TGAFG board of directors has established various committees, including audit, risk, and special transaction review. The TGAFG Risk Committee has adopted risk appetite principles as part of its enterprise risk management program, including endeavoring to protect policyholders by seeking to maintain adequate capital and liquidity resources to honor our obligations to policyholders under situations reflecting stress scenarios calibrated to the worst modern economic cycles. Global Atlantic's management-level committees also evaluate and oversee certain risks affecting our insurance business, including Global Atlantic’s Financial Risk Committee, Firmwide Executive Review Committee and Management Committee, each of which consists of senior employees from across our insurance and asset management businesses.
For a discussion of Global Atlantic's hedge program, see "—Insurance Segment Market Risks—Hedge Program" below.

Asset Management and Strategic Holdings Segment Market Risks
The following is a discussion of the significant market risk exposures for KKR's asset management businesses.
Changes in Fair Value
The majority of our investments as of December 31, 2024, are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2024, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs and (ii) the gross-up of net gains (losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.
Based on the fair value of investments as of December 31, 2024 and December 31, 2023, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2024 and 2023 from reductions in the following items, if not offset by other factors:

	December 31, 2024		December 31, 2023
	Hypothetical 10% Decline in Fair Value of Investments (1)		Hypothetical 10% Decline in Fair Value of Investments (1)
($ in thousands)
Management Fees	$60,782	(2)	$50,011	(2)
Carried Interest, Net of Carry Pool Allocation	$442,171	(3)(4)	$902,575	(3)
Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest	$1,890,459	(3)	$1,831,293	(3)
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
(4)Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of the fixed percentages of up to 80% for all funds. Please see "—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset Management and Strategic Holdings" for further discussion related to the changes in our carry pool.

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

To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the years ended December 31, 2024 and 2023, the fund management fees that were recognized based on the NAV of the applicable funds was approximately 18% and 17%, respectively.
Publicly Traded Securities
Our investment vehicles and KKR's balance sheet, including through its principal activities business line, hold certain investments in companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets, and other material events, such as significant management changes, re-financings, acquisitions, and dispositions. In addition, although a substantial portion of our investments are comprised of investments in portfolio companies whose securities are not publicly traded, the value of these privately held investments may also fluctuate as our Level III investments are valued in part using a market comparables analysis. Consequently, due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded, the value of these Level III investments may fluctuate with market prices. See the "Risk Factors" section of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2024 and December 31, 2023 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2024 and 2023 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	December 31, 2024		December 31, 2023
	Hypothetical 10% Decline in Foreign Currencies Against the U.S. Dollar (1)		Hypothetical 10% Decline in Foreign Currencies Against the U.S. Dollar (1)
($ in thousands)
Carried Interest, Net of Carry Pool Allocation	$96,897	(2)(3)	$188,785	(2)
Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest	$241,074	(2)	$379,599	(2)
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
(3)Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of the fixed percentages of up to 80% for all funds. Please see "—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset Management and Strategic Holdings" for further discussion related to the changes in our carry pool.

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

Interest Expense
We and certain consolidated investment vehicles, including CLOs, have debt obligations that include revolving credit agreements, certain investment financing arrangements, and debt securities issued by CLO vehicles that accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our consolidated investment vehicles, including CLOs, would have to make. With respect to consolidated investment vehicles and CLOs, the impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense would not be expected to be material since a substantial portion of this increase would be attributable to noncontrolling interests and third-party CLO noteholders. With respect to debt obligations held by KKR and not in the consolidated investment vehicles or CLOs, as of both December 31, 2024 and 2023, KKR had debt obligations outstanding with an aggregate principal amount of approximately $258.5 million that accrues interest at a variable rate. Our policy is to reduce these risks by employing hedging techniques, including using interest rate swaps. The impact on net income attributable to KKR & Co. Inc. resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material.
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
Global Atlantic's hedge program is not designed to, and may not be effective in, offsetting all impacts to net income, assets under management, statutory capital, or economic values. Movements in market variables other than interest rates and equity market prices that are not explicitly hedged can also cause net income volatility. See "Risk Factors—Risks Related to Our Insurance Activities—Volatile market and economic conditions, including sustained periods of low interest rates, a sustained increase in interest rates and other interest rate fluctuations, may adversely affect our insurance business" and "Risk Factors—Risks Related to Our Business—Risk management activities may not be effective and, consequently, may adversely affect us."
Sensitivities
Global Atlantic evaluates the sensitivity of net income to specific changes in interest rates, credit spreads, and equity prices projected using internal models. All of the estimated sensitivities assume that all other factors remain constant and reflect the impact of related hedges assuming no hedge rebalancing in Global Atlantic's dynamic program, as explained further below.
Global Atlantic's internal models project impacts as of a specific date, and are measured relative to a starting level reflecting its assets and liabilities at that date and the actuarial factors, investment activity, and assumed investment returns associated with insurance liabilities. The models measure the impact of changing one factor at a time and assume that all other factors remain unchanged. Actual results can differ significantly from these estimates for a variety of reasons, including the interaction among these factors when more than one changes, discretionary actions by management in response to such changes, differences between the return of the underlying fund and the return on the index being hedged, actual experience differing from the assumptions, changes in business mix, effective tax rates, and other market factors, and limitations inherent in the use of models. For these reasons, the sensitivities should only be viewed as directional estimates of the impacts on Global Atlantic's net income and shareholders’ equity, excluding accumulated other comprehensive income ("AOCI"), and actual changes in response to such scenarios may differ materially from estimates provided.
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
•embedded derivatives associated with variable annuities, fixed-indexed annuities, and interest sensitive life products;
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
Effect of Interest Rate Sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of December 31, 2024 and 2023 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to DAC attributable to interest rate changes.

	December 31, 2024		December 31, 2023
	Hypothetical Change(1)		Hypothetical Change(1)
	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
($ in thousands)
Total Estimated Net income and Shareholders’ Equity Excluding AOCI Sensitivity (Point in Time)	$217,630	$(227,213)	$163,003	$(165,739)
Total Estimated Net Income and Shareholders’ Equity Excluding AOCI Sensitivity (Over 12 Months)(2)	28,843	(28,843)	47,454	(47,454)
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

The estimated point in time impact is driven by a net decrease/(increase) in the value of (i) the embedded derivatives associated with Global Atlantic's modified coinsurance and coinsurance with funds withheld payables and receivables, (ii) the embedded derivatives associated with its fixed-indexed annuity, interest sensitive life products, and variable annuities accounted for under the fair value option, and (iii) market risk benefits. These are largely offset by a loss/(gain) in financial instruments used in Global Atlantic's hedging program, investments classified as trading, and loans designated under the fair value option, based on balances in place as of year end. These estimated changes include the related income tax impacts.

The impact over 12 months is driven by an increase/(decrease) in the income earned on Global Atlantic's floating rate assets, and partially offset by an increase/(decrease) in the cost of its floating-rate liabilities.
In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of December 31, 2024 and 2023, to Global Atlantic's AOCI.

	December 31, 2024		December 31, 2023
	Hypothetical Change		Hypothetical Change
	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
($ in thousands)
Total Estimated AOCI Sensitivity (Point in Time)	$(1,142,278)	$1,225,303	$(1,338,318)	$1,379,943
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
Credit Spread Risk
Global Atlantic is exposed to credit spread risk as a result of changes in the spread between the yields on its funds withheld payables and receivables at interest and yields on comparable U.S. Treasury securities. Global Atlantic's reinsurance agreements include modified coinsurance and funds withheld coinsurance arrangements. Such arrangements are deemed to contain embedded derivatives, which are measured at fair value, and are therefore impacted by the mark-to-market value of the related assets. Changes in the credit spreads associated with the assets impact the mark-to-market value of the assets. There is additional instrument-specific credit spread risk exposure inherent in Global Atlantic's credit spread used in valuing embedded derivative liabilities, which serves to mitigate net credit exposure. Global Atlantic may choose to enter into hedge positions to manage credit spread risk. As of December 31, 2024 and 2023, Global Atlantic had a $194 thousand and $600 thousand credit derivative position, respectively.
Effect of Credit Spread Sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of December 31, 2024 and 2023, to its net income and shareholders’ equity, excluding AOCI. These estimated changes include the related income tax impacts and include impacts on instrument-specific credit risk used in valuing embedded derivative liabilities.

	December 31, 2024		December 31, 2023
	Hypothetical Change		Hypothetical Change
	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
($ in thousands)
Total Estimated Net income and Shareholders’ Equity Excluding AOCI Sensitivity (Point in Time)	$330,302	$(331,283)	$181,690	$(187,903)
In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in instrument-specific credit risk on market risk benefits, for a parallel shift in the yield curve, from levels as of December 31, 2024 and 2023, to its AOCI.

	December 31, 2024		December 31, 2023
	Hypothetical Change		Hypothetical Change
	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
($ in thousands)
Total Estimated AOCI Sensitivity (Point in Time)	$113,363	$(125,813)	$123,692	$(137,731)
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
Effect of Equity Price Sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of December 31, 2024 and 2023, to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments do not necessarily move directly in line with movements in public equity markets.

	December 31, 2024		December 31, 2023
	Hypothetical Change(1)		Hypothetical Change(1)
	+10% Equity Prices	-10% Equity Prices	+10% Equity Prices	-10% Equity Prices
($ in thousands)
Total Estimated Net income and Shareholders’ Equity Excluding AOCI Sensitivity (Point in Time)	$(3,646)	$(672)	$(14,861)	$10,129
Total Estimated Net Income and Shareholders’ Equity Excluding AOCI Sensitivity (Over 12 Months)(2)	$4,232	$(4,716)	$4,660	$(5.161)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company sponsors or manages investment funds, investment vehicles and accounts (“investment funds”) that have certain investments measured at fair value using unobservable pricing inputs and are classified as Level III Investments in the fair value hierarchy. These Level III investments have limited observable market activity and the inputs used in the determination of fair value require significant management judgment or estimation.
In addition, the Company recognizes carried interest from investment funds based on cumulative fund performance to date. At the end of each reporting period, the Company calculates the carried interest that would be due to the Company from each investment fund, pursuant to the investment fund agreement. The change in the fair value of the underlying Level III Investments held by the investment funds is a significant input into the determination of carried interest for each reporting period. As the fair value of underlying investments varies between reporting periods, the Company adjusts the amounts recorded as carried interest. Accrued but unpaid carried interest as of the reporting date is reflected in investments in the consolidated statements of financial condition.
We identified certain Level III Investments as a critical audit matter because of the unobservable pricing inputs Management used to estimate fair value.
Performing audit procedures to evaluate the appropriateness of these inputs used by Management required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant investment valuation expertise.
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
•We evaluated the Company’s historical ability to accurately estimate fair value of Level III Investments by comparing previous estimates of fair value to subsequent market transactions with third parties.

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
February 28, 2025
We have served as the Company's auditor since 2006.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)

	December 31, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,535,048	$8,393,892
Restricted Cash and Cash Equivalents	138,948	116,599
Investments	106,453,051	98,634,801
Due from Affiliates	1,856,045	1,446,852
Other Assets	5,534,286	4,975,223
	122,517,378	113,567,367
Insurance
Cash and Cash Equivalents	$6,343,445	$11,954,675
Restricted Cash and Cash Equivalents	350,512	342,954
Investments	170,144,744	141,370,323
Reinsurance Recoverable	45,270,625	36,617,344
Insurance Intangible Assets	5,198,943	4,450,824
Other Assets	6,292,704	4,883,707
Separate Account Assets	3,981,060	4,107,000
	237,582,033	203,726,827
Total Assets	$360,099,411	$317,294,194

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,933,920	$44,886,870
Due to Affiliates	524,516	538,099
Accrued Expenses and Other Liabilities	11,448,503	7,718,415
	57,906,939	53,143,384
Insurance
Policy Liabilities (market risk benefit liabilities: $1,002,236 and $1,120,968, respectively.)	$185,205,366	$160,058,271
Debt Obligations	3,713,336	2,587,857
Funds Withheld Payable at Interest	43,961,910	34,339,522
Accrued Expenses and Other Liabilities	2,186,962	3,256,006
Reinsurance Liabilities	1,159,146	1,423,242
Separate Account Liabilities	3,981,060	4,107,000
	240,207,780	205,771,898
Total Liabilities	298,114,719	258,915,282

	December 31, 2024	December 31, 2023

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$1,585,177	$615,427

Stockholders' Equity
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 888,232,174 and 885,005,588 shares, issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	8,882	8,850
Additional Paid-In Capital	18,406,718	17,549,157
Retained Earnings	12,282,513	9,818,336
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(7,046,545)	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	23,651,568	22,858,694
Noncontrolling Interests (See Note 22)	36,747,947	34,904,791
Total Equity	60,399,515	57,763,485
Total Liabilities and Equity	$360,099,411	$317,294,194

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of December 31, 2024 and December 31, 2023, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") including those CFEs holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	December 31, 2024
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,945,010	$1,319,779	$—	$4,264,789
Restricted Cash and Cash Equivalents	—	115,467	—	115,467
Investments	27,488,538	60,366,652	—	87,855,190
Other Assets	333,653	601,547	—	935,200
	30,767,201	62,403,445	—	93,170,646
Insurance
Cash and Cash Equivalents	—	—	853,240	853,240
Investments	—	—	27,649,919	27,649,919
Other Assets	—	—	763,982	763,982
	—	—	29,267,141	29,267,141
Total Assets	$30,767,201	$62,403,445	$29,267,141	$122,437,787

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$27,150,809	$7,555,057	$—	$34,705,866
Accrued Expenses and Other Liabilities	2,244,253	231,411	—	2,475,664
	29,395,062	7,786,468	—	37,181,530
Insurance
Debt Obligations	—	—	70,400	70,400
Accrued Expenses and Other Liabilities	—	—	495,814	495,814
	—	—	566,214	566,214
Total Liabilities	$29,395,062	$7,786,468	$566,214	$37,747,744

	December 31, 2023
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$1,709,523	$1,162,174	$—	$2,871,697
Restricted Cash and Cash Equivalents	—	110,308	—	110,308
Investments	24,996,298	57,343,237	—	82,339,535
Other Assets	429,827	345,509	—	775,336
	27,135,648	58,961,228	—	86,096,876
Insurance
Cash and Cash Equivalents	—	—	783,015	783,015
Investments	—	—	22,556,040	22,556,040
Other Assets	—	—	491,607	491,607
	—	—	23,830,662	23,830,662
Total Assets	$27,135,648	$58,961,228	$23,830,662	$109,927,538

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$25,276,404	$8,554,449	$—	$33,830,853
Accrued Expenses and Other Liabilities	869,765	488,717	—	1,358,482
	26,146,169	9,043,166	—	35,189,335
Insurance
Accrued Expenses and Other Liabilities	—	—	337,162	337,162
Total Liabilities	$26,146,169	$9,043,166	$337,162	$35,526,497

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2024	2023	2022
Revenues
Asset Management and Strategic Holdings
Fees and Other	$3,653,962	$2,963,869	$2,821,627
Capital Allocation-Based Income (Loss)	3,558,284	2,843,437	(2,500,509)
	7,212,246	5,807,306	321,118
Insurance
Net Premiums	7,898,834	1,975,675	1,182,461
Policy Fees	1,377,686	1,260,249	1,261,721
Net Investment Income	6,574,608	5,514,902	4,118,246
Net Investment-Related Gains (Losses)	(1,423,086)	(235,262)	(1,318,490)
Other Income	238,410	176,442	139,124
	14,666,452	8,692,006	5,383,062
Total Revenues	21,878,698	14,499,312	5,704,180

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	4,330,967	3,012,687	1,144,666
Occupancy and Related Charges	117,111	93,391	77,271
General, Administrative and Other	1,311,676	1,056,899	993,548
	5,759,754	4,162,977	2,215,485
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(147,790), $224,380, and $(673,399), respectively; remeasurement (gain) loss on policy liabilities: $(74,645), $15,497 and $(57,128), respectively.)	13,293,282	6,362,257	2,358,238
Amortization of Policy Acquisition Costs	174,163	87,275	55,349
Interest Expense	271,769	173,883	87,182
Insurance Expenses	741,796	825,998	562,585
General, Administrative and Other	745,096	746,215	718,977
	15,226,106	8,195,628	3,782,331
Total Expenses	20,985,860	12,358,605	5,997,816

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	3,442,853	3,025,383	(1,665,537)
Dividend Income	1,100,361	791,160	1,322,447
Interest Income	3,458,526	3,369,447	1,895,282
Interest Expense	(3,034,145)	(2,772,088)	(1,550,777)
Total Investment Income (Loss)	4,967,595	4,413,902	1,415

Income (Loss) Before Taxes	5,860,433	6,554,609	(292,221)

Income Tax Expense (Benefit)	954,396	1,197,523	125,393

	Years Ended December 31,
	2024	2023	2022

Net Income (Loss)	4,906,037	5,357,086	(417,614)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,149	(5,405)	2,792
Net Income (Loss) Attributable to Noncontrolling Interests	1,756,643	1,630,230	101,258
Net Income (Loss) Attributable to KKR & Co. Inc.	3,076,245	3,732,261	(521,664)

Series C Mandatory Convertible Preferred Stock Dividends	—	51,747	69,000

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$3,076,245	$3,680,514	$(590,664)

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$3.47	$4.24	$(0.79)
Diluted	$3.28	$4.09	$(0.79)
Weighted Average Shares of Common Stock Outstanding
Basic	887,021,433	867,496,813	749,504,970
Diluted	938,904,600	911,787,433	749,504,970

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Years Ended December 31,
	2024	2023	2022
Net Income (Loss)	$4,906,037	$5,357,086	$(417,614)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(189,277)	2,085,499	(9,235,715)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	187,472	(491,239)	1,383,193

Foreign Currency Translation Adjustments	(257,028)	(100,032)	(2,673)

Comprehensive Income (Loss)	4,647,204	6,851,314	(8,272,809)

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,149	(5,405)	2,792
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,762,937	2,218,645	(3,818,549)

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$2,811,118	$4,638,074	$(4,457,052)

See notes to financial statements.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2024
	Amounts	Shares
Series I Preferred Stock
Beginning of Period	$—	1
End of Period	—	1
Common Stock
Beginning of Period	8,850	885,005,588
Clawback of Transfer Restricted Shares	—	(9,725)
Exchange of KKR Restricted Holdings Units	—	72,399
Private Placement Share Issuance	—	5,379
Net Delivery of Common Stock (Equity Incentive Plans)	32	3,158,533
End of Period	8,882	888,232,174
Additional Paid-In Capital
Beginning of Period	17,549,157
Compensation Modification (See Note 19)	226,011
Compensation Modification - Issuance of Holdings III Units (See Note 19)	(53,623)
Net Delivery of Common Stock (Equity Incentive Plans)	(125,039)
Equity-Based Compensation (Non Cash Contribution)	314,144
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	(40,789)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22 and 23)	402,381
Tax Effects of Changes in Ownership and Other	6,282
End of Period	18,406,718
Retained Earnings
Beginning of Period	9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	3,076,245
Common Stock Dividends ($0.690 per share)	(612,068)
End of Period	12,282,513
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(4,517,649)
Other Comprehensive Income (Loss)	(265,127)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	33,725
End of Period	(7,046,545)
Total KKR & Co. Inc. Stockholders' Equity	23,651,568
Noncontrolling Interests (See Note 22)	36,747,947
Total Equity	$60,399,515

Redeemable Noncontrolling Interests (See Note 23)	$1,585,177

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2023
	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	(1,115,792)	(22,999,974)
End of Period	—	—
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Common Stock
Beginning of Period	8,611	861,110,478
Clawback of Transfer Restricted Shares	—	(25,045)
Net Delivery of Common Stock (Equity Incentive Plans)	24	2,405,399
Conversion of Series C Mandatory Convertible Preferred Stock	269	26,909,918
Repurchases of Common Stock	(54)	(5,395,162)
End of Period	8,850	885,005,588
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,190,407
Adoption of New Accounting Standard (See Note 2)	93,650
Beginning of Period (as revised for the prior period)	16,284,057
Conversion of Series C Mandatory Convertible Preferred Stock	1,115,523
Excise Tax on Repurchases of Common Stock	(1,349)
Net Delivery of Common Stock (Equity Incentive Plans)	(41,697)
Repurchases of Common Stock	(289,790)
Equity-Based Compensation	197,414
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	278,529
Tax Effects of Changes in Ownership and Other	6,470
End of Period	17,549,157
Retained Earnings
Beginning of Period (as previously reported for the prior period)	6,315,711
Adoption of New Accounting Standard (See Note 2)	385,396
Beginning of Period (as revised for the prior period)	6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	3,732,261
Series C Mandatory Convertible Preferred Stock Dividends ($2.25 per share)	(51,747)
Common Stock Dividends ($0.650 per share)	(563,285)
End of Period	9,818,336
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(5,901,701)
Adoption of New Accounting Standard (See Note 2)	599,901
Beginning of Period (as revised for the prior period)	(5,301,800)
Other Comprehensive Income (Loss)	905,813
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(121,662)
End of Period	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	22,858,694
Noncontrolling Interests (See Note 22)	34,904,791
Total Equity	$57,763,485

Redeemable Noncontrolling Interests (See Note 23)	$615,427

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Amounts in Thousands, Except Share and Per Share Data)
	Year Ended December 31, 2022
	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	23,000,000
Conversion of Series C Mandatory Convertible Preferred Stock	—	(26)
End of Period	1,115,792	22,999,974
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Series II Preferred Stock
Beginning of Period	2,587	258,726,163
Cancellation of Series II Preferred Stock - Holdings Merger (See Note 1)	(2,582)	(258,259,143)
Cancellation of Series II Preferred Stock	(5)	(467,020)
End of Period	—	—
Common Stock
Beginning of Period	5,957	595,663,618
Clawback of Transfer Restricted Shares	—	(1,513)
Exchange of KKR Holdings Units	5	467,020
Holdings Merger (See Note 1)	2,667	266,759,143
Net Delivery of Common Stock (Equity Incentive Plans)	34	3,413,354
Conversion of Series C Mandatory Convertible Preferred Stock	—	30
Repurchases of Common Stock	(52)	(5,191,174)
End of Period	8,611	861,110,478
Additional Paid-In Capital
Beginning of Period (as previously reported)	8,997,435
Adoption of New Accounting Standard (See Note 2)	—
Beginning of Period	8,997,435
Exchange of KKR Holdings Units	14,811
Holdings Merger (See Note 1)	8,213,182
Tax Effects - Holdings Merger and Other (See Note 1)	(1,064,869)
Net Delivery of Common Stock (Equity Incentive Plans)	(65,751)
Repurchases of Common Stock	(346,599)
Equity-Based Compensation	215,711
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	320,137
End of Period	16,284,057
Retained Earnings
Beginning of Period (as previously reported)	7,670,182
Adoption of New Accounting Standard (See Note 2)	65,930
Beginning of Period (as revised)	7,736,112
Net Income (Loss) Attributable to KKR & Co. Inc.	(521,664)
Series C Mandatory Convertible Preferred Stock Dividends ($3.00 per share)	(69,000)
Common Stock Dividends ($0.610 per share)	(444,341)
End of Period	6,701,107
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported)	(209,789)
Adoption of New Accounting Standard (See Note 2)	10,341
Beginning of Period (as revised)	(199,448)
Other Comprehensive Income (Loss)	(3,935,388)
Exchange of KKR Holdings Units	(1,946)
Holdings Merger (See Note 1)	(1,015,317)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(149,701)
End of Period	(5,301,800)
Total KKR & Co. Inc. Stockholders' Equity	18,807,767
Noncontrolling Interests (See Note 22)	36,410,858
Total Equity	$55,218,625

Redeemable Noncontrolling Interests (See Note 23)	$152,065

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net Income (Loss)	$4,906,037	$5,357,086	$(417,614)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based and Other Non-Cash Compensation	746,443	618,469	730,236
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	(246,832)	776,473	(1,298,506)
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(3,196,021)	(3,801,856)	2,964,043
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(3,558,284)	(2,843,437)	2,500,509
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	3,250,375	2,556,183	362,480
Net Accretion and Amortization	(119,315)	68,302	364,162
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	4,163,392	2,799,758	1,245,467
Other Non-Cash Amounts	312,801	101,539	125,934
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	1,025,695	840,173	1,282,677
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	565,782	1,060,972	685,487
Change in Deferred Policy Acquisition Costs - Insurance	(840,725)	(534,534)	(483,449)
Change in Policy Liabilities and Accruals, Net - Insurance	(466,584)	(717,795)	(300,332)
Change in Consolidation	77,255	(354,121)	(66,593)
Change in Due from / to Affiliates	(345,994)	402,465	(459,226)
Change in Other Assets	(1,048,738)	188,691	1,035,529
Change in Accrued Expenses and Other Liabilities	2,122,421	542,820	(3,124,973)
Investments Purchased - Asset Management and Strategic Holdings	(46,367,200)	(37,342,125)	(38,934,027)
Proceeds from Investments - Asset Management and Strategic Holdings	45,669,370	28,787,125	28,508,937
Net Cash Provided (Used) by Operating Activities	6,649,878	(1,493,812)	(5,279,259)

Investing Activities
Acquisition of KJRM, Net of Cash Acquired	—	—	(1,690,702)
Purchases of Fixed Assets	(141,536)	(108,393)	(85,056)
Investments Purchased - Insurance	(75,817,739)	(29,488,315)	(47,191,313)
Proceeds from Investments - Insurance	56,877,137	25,654,308	35,356,268
Other Investing Activities, Net - Insurance	34,714	59,464	(36,469)
Net Cash Provided (Used) by Investing Activities	(19,047,424)	(3,882,936)	(13,647,272)

Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	—	(51,747)	(69,000)
Common Stock Dividends	(612,068)	(563,285)	(444,341)
Distributions to Redeemable Noncontrolling Interests	(23,763)	(2,845)	(2,540)
Contributions from Redeemable Noncontrolling Interests	922,127	499,433	69,322
Distributions to Noncontrolling Interests	(8,191,990)	(6,956,724)	(7,039,914)
Contributions from Noncontrolling Interests	7,432,325	12,871,585	13,622,035
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—	—
Net Delivery of Common Stock (Equity Incentive Plans)	(125,007)	(41,673)	(65,717)
Repurchases of Common Stock	—	(289,844)	(346,651)
Proceeds from Debt Obligations	29,136,875	16,383,154	20,439,101
Repayment of Debt Obligations	(25,677,318)	(12,763,783)	(13,910,767)
Financing Costs Paid	(20,078)	(14,781)	(33,276)
Additions to Contractholder Deposit Funds - Insurance	28,488,402	19,314,716	22,592,703
Withdrawals from Contractholder Deposit Funds - Insurance	(20,568,558)	(17,385,952)	(13,315,401)
Reinsurance Transactions, Net of Cash Provided - Insurance	47,821	1,223,564	69,596
Other Financing Activity, Net - Insurance	(1,110,208)	552,270	490,216
Net Cash Provided (Used) by Financing Activities	7,076,330	12,774,088	22,055,366

	Years Ended December 31,
	2024	2023	2022

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118,951)	25,410	(269,769)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(5,440,167)	$7,422,750	$2,859,066
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	20,808,120	13,385,370	10,526,304
Cash, Cash Equivalents and Restricted Cash, End of Period	$15,367,953	$20,808,120	$13,385,370

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,393,892	$6,705,325	$6,699,668
Restricted Cash and Cash Equivalents	116,599	253,431	134,298
Total Asset Management and Strategic Holdings	8,510,491	6,958,756	6,833,966
Insurance
Cash and Cash Equivalents	$11,954,675	$6,118,231	$3,391,934
Restricted Cash and Cash Equivalents	342,954	308,383	300,404
Total Insurance	12,297,629	6,426,614	3,692,338

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$20,808,120	$13,385,370	$10,526,304

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,535,048	$8,393,892	$6,705,325
Restricted Cash and Cash Equivalents	138,948	116,599	253,431
Total Asset Management and Strategic Holdings	8,673,996	8,510,491	6,958,756
Insurance
Cash and Cash Equivalents	$6,343,445	$11,954,675	$6,118,231
Restricted Cash and Cash Equivalents	350,512	342,954	308,383
Total Insurance	6,693,957	12,297,629	6,426,614

Cash, Cash Equivalents and Restricted Cash, End of Period	$15,367,953	$20,808,120	$13,385,370

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$2,937,009	$2,691,086	$1,500,123
Payments for Income Taxes	$781,552	$981,425	$764,966
Payments for Operating Lease Liabilities	$66,468	$58,715	$52,184

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$34,392	$—	$84,786
Non-Cash Distribution to Noncontrolling Interests	$—	$(1,344,792)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$541,429	$(1,048,308)	$2,022,751
Investments Acquired through Reinsurance Agreements	$11,393,248	$10,772,318	$5,552,508
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,047,850	$8,461,031	$5,542,192

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$(81,971)	$(8,675,404)	$(57,440)
Investments - Insurance	$—	$(93,545)	$—
Other Assets	$12,084	$(216,543)	$(59,675)
Debt Obligations	$(1,063,374)	$85,005	$(50,339)
Due to Affiliates	$—	$—	$(174)
Accrued Expenses and Other Liabilities	$5,952	$(294,379)	$(4,162)
Noncontrolling Interests	$1,163,105	$(8,461,491)	$—
Redeemable Noncontrolling Interests	$—	$(27,821)	$—

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

1. ORGANIZATION
KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, "KKR"), is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in its portfolio companies and communities. KKR sponsors investment funds that invest in private equity, credit, and real assets and has strategic partners that manage hedge funds. KKR’s insurance subsidiaries offer retirement, life, and reinsurance products under the management of The Global Atlantic Financial Group LLC ("TGAFG" and, together with its insurance companies and other subsidiaries, "Global Atlantic").
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of December 31, 2024, KKR & Co. Inc. held indirectly approximately 99.2% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings").
On January 2, 2024, KKR acquired the remaining minority interests of Global Atlantic held by third party co-investors and Global Atlantic employees in exchange for cash and securities exchangeable for shares of KKR & Co. Inc. common stock (the “2024 GA Acquisition”). The purchase price paid by KKR was approximately $2.6 billion in cash and $41 million in securities exchangeable for shares of KKR & Co. Inc. common stock. Global Atlantic was consolidated prior to January 2, 2024 and consequently, this transaction was accounted for as an equity transaction. At the time of the 2024 GA Acquisition, the carrying value of the noncontrolling interests held by third party co-investors and Global Atlantic employees in Global Atlantic was lower than the purchase price paid by KKR, which was determined by excluding unrealized losses on its available-for-sale portfolio and consistent with the calculation of the purchase price paid by KKR to acquire Global Atlantic in 2021. As such, this transaction resulted in a decrease in KKR & Co. Inc. Stockholders’ Equity.
In this report, references to "KKR," refer to KKR & Co. Inc. and its subsidiaries, including The Global Atlantic Financial Group LLC ("TGAFG" and, together with its insurance companies and other subsidiaries, "Global Atlantic"), unless the context requires otherwise, especially in sections where "KKR" is intended to refer to the asset management and strategic holdings businesses only. References in these financial statements to "principals" are to KKR's current and former employees who held interests in KKR's business through KKR Holdings prior to the Reorganization Mergers (as defined below). References to our "funds," "vehicles" or "investment vehicles" refer to a wide array of investment funds, vehicles, and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs") and business development companies (each, a "BDC"), unless the context requires otherwise.
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
KKR consolidates the financial results of KKR Group Partnership and its consolidated entities, which include the accounts of KKR's investment management and capital markets companies, the general partners of certain unconsolidated investment funds, general partners of consolidated investment funds, and their respective consolidated investment funds, Global Atlantic’s insurance companies, and certain other entities including CFEs. References to Global Atlantic hereafter includes the insurance companies of Global Atlantic, which are consolidated by KKR starting on February 1, 2021 (the "2021 GA Acquisition Date").
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the newly-formed Strategic Holdings segment (see Note 21 "Segment Reporting"), each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR & Co. Inc. (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
The summary of the significant accounting policies has been organized considering the two-tiered approach and includes a section for common accounting policies and an accounting policy section for each of the two tiers when a policy is specific to one of the tiers.
In the ordinary course of business, KKR’s Asset Management business, Strategic Holdings business, and Insurance business enter into transactions with each other, which may include transactions pursuant to their investment management agreements and certain financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets designated to support such borrowings. All of the investment management and financing arrangements amongst KKR segments are eliminated in consolidation.
All intercompany transactions and balances have been eliminated.
SIGNIFICANT ACCOUNTING POLICIES - OVERALL
Use of Estimates and Risks and Uncertainties
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the recognition and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, investment income (loss), and income taxes during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, including market risk benefits, (vi) the valuation of embedded derivatives in policy liabilities and funds withheld, (vii) the determination of the allowance for loan losses, and (viii) amortization of deferred revenues and expenses associated with the insurance business.
Certain events particular to each industry and country or region in which the portfolio companies conduct their operations, as well as general market, economic, political and geopolitical, regulatory, and natural disasters and catastrophes, including public health crises, may have a significant negative impact on KKR’s investments and profitability. Such events are beyond KKR’s control, and the likelihood that they may occur and the effect on KKR's use of estimates cannot be predicted. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Principles of Consolidation
The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-dealers and general partners of investment funds that KKR manages, (ii) entities that have the attributes of an investment company, like investment funds, (iii) CFEs, (iv) Global Atlantic and its insurance companies, and (v) other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to its consolidation policy, KKR first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities ("VOEs") under the voting interest model. Most of KKR's investment funds are categorized as VIEs.
KKR's funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their investments in portfolio companies even if majority-owned and controlled. Rather, the consolidated funds and vehicles reflect their investments at fair value as described below in "—Fair Value Measurements."
An entity in which KKR holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity's activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity's activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Limited partnerships and other similar entities where unaffiliated limited partners have not been granted (i) substantive participatory rights or (ii) substantive rights to either dissolve the partnership or remove the general partner ("kick-out rights") are VIEs. KKR's investment funds (i) are generally limited partnerships, (ii) generally provide KKR with operational discretion and control, and (iii) generally have fund investors with no substantive rights to impact ongoing governance and operating activities of the fund, including the ability to remove the general partner, and, as such, the limited partners do not have kick-out rights.
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

Global Atlantic has formed certain VIEs to hold investments, including investments in real assets, consumer and other loans and fixed maturity securities. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies, and Global Atlantic maintains the power to direct the activities of the VIEs that most significantly impact their economic performance and bears the obligation to absorb losses or receive benefits from the VIEs that could potentially be significant. Accordingly, Global Atlantic is the primary beneficiary of these VIEs, which are consolidated in Global Atlantic’s results.
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

Insurance embedded derivative liabilities are related to our fixed-indexed annuity, variable annuity and indexed universal life products, which contain equity-indexed features. These embedded derivative liabilities are calculated as the present value of future projected benefits in excess of the projected guaranteed benefits, using an option budget as the indexed account value growth rate and considering an adjustment to reflect the risk of nonperformance on our obligation and inputs such as projected withdrawal and surrender activity, and mortality. KKR calculates nonperformance risk using a blend of observable peer company credit spreads, adjusted to reflect the claims paying ability of our insurance entities, as well as an adjustment to reflect the priority of policyholder claims.
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
Goodwill and Indefinite-Lived Intangible Assets
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

KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at its reporting units. Based upon these assessments, KKR determined that it is more likely than not that the fair value of the reporting units exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.
KKR tests indefinite-lived intangible assets for impairment at the aggregate level of management contracts. KKR has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying amount, in which case, the quantitative test would be performed.
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
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards. Most of these awards are subject to service-based vesting typically over a three to five-year period from the date of grant, while in certain cases vesting is subject to the achievement of market conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements. KKR considers both historical volatility and implied volatility in estimating expected volatility. All these awards are equity-classified and the related expense is recognized in Compensation and Benefits.
The total tax benefit recognized in the consolidated statements of operations for equity based compensation for the years ended December 31, 2024, 2023, and 2022 was $126.7 million, $51.3 million and $65.4 million, respectively, and was recognized as an income tax benefit in the consolidated statements of operations.
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
The tax benefit (expense) related to items of other comprehensive income was $(30) million., $(339) million, and $1,688 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
For further information on net income (loss) per common share, see Note 13 "Net Income (Loss) Attributable to KKR & Co. Inc. per Share of Common Stock."
SIGNIFICANT ACCOUNTING POLICIES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
The significant accounting policies applicable to KKR’s asset management and strategic holdings businesses are described below.
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
Fair Value Option
For certain investments and other financial instruments, KKR has elected the fair value option. Such election is irrevocable until the occurrence of certain qualifying events as defined in ASC 825, when KKR has, in addition to the ability to elect or the option to cease applying the fair value option to an eligible item to which it was previously applied and is applied on a financial instrument by financial instrument basis at initial recognition. KKR has elected the fair value option for certain private equity, real assets, credit, investments of consolidated CFEs, equity method - other and other financial instruments not held through a consolidated investment fund. Accounting for these investments at fair value is consistent with how KKR accounts for its investments held through consolidated investment funds. Changes in the fair value of such instruments are recognized in Net Gains (Losses) from Investment Activities in the consolidated statements of operations. Interest income on interest bearing credit securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest Income in the consolidated statements of operations.
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2024, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP ("Marshall Wace").
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
Transaction Fees
KKR (i) arranges debt and equity financing, places and underwrites securities offerings, and provides other types of capital markets services for companies seeking financing in its Capital Markets business line and (ii) provides advisory services in connection with successful Private Equity, Real Assets, and Credit and Liquid Strategies business line portfolio company investment transactions, in each case, in exchange for a transaction fee. Transaction fees are separately negotiated for each transaction and are generally based on (i) for Capital Markets business line transactions, a percentage of the overall transaction size and (ii) for Private Equity, Real Assets, and Credit and Liquid Strategies business line transactions, a percentage of either total enterprise value of an investment or a percentage of the aggregate price paid for an investment. After the contract is established, there are no significant judgments made when determining the transaction price.
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
Investments include the following: U.S. government and agency obligations; commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), CLOs, collateralized bond obligations ("CBOs"), and all other structured securities, consisting primarily of asset-backed securities ("ABS") (collectively, "structured securities"); corporate bonds; state and political subdivision obligations; foreign government obligations; equity securities; mortgage and other loan receivables; policy loans; and other non-derivative investments.
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
PCD securities are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. Global Atlantic considers an AFS fixed maturity security to be PCD if there are indicators of a credit loss at the acquisition date or, in the case of structured securities, if there is a significant difference between contractual cash flows and expected cash flows at acquisition. PCD securities also include those AFS fixed maturity securities previously held by Global Atlantic that were similarly assessed at the time when KKR acquired a majority controlling interest in Global Atlantic on February 1, 2021 (the "2021 GA Acquisition"). The initial amortized cost for a PCD security equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a discounted cash flow method based on the best estimate of the present value of cash flows expected to be collected. After purchase, the accounting for a PCD security is generally consistent with that applied to all other securities.
Unrealized gains and losses on AFS fixed maturity securities, net of tax and insurance intangible amortization, are reported in accumulated other comprehensive income ("AOCI") in the consolidated statements of financial condition. Realized investment gains and losses are recognized on a first-in first-out ("FIFO") basis and are reported in net investment-related gains (losses) in the consolidated statements of operations. The amortized cost of fixed maturity securities is adjusted for impairment charge-offs, amortization of premiums and accretion of discounts. Such amortization and accretion is calculated using the effective yield method and included in net investment income in the consolidated statements of operations.

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
Mortgage and Other Loan Receivables
Global Atlantic purchases and originates mortgage and other loan receivables, and the majority of these loans are carried at cost, less the allowance for credit losses and as adjusted for amortization/accretion of premiums/discounts. Loan premiums or discounts are amortized or accreted using the effective yield method. The allowance for credit losses is established either by a charge to net investment-related losses in the consolidated statements of operations or, for PCD mortgage and other loan receivables, by a gross-up recognition of the initial allowance in the consolidated statements of financial condition.
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
Global Atlantic has elected the fair value option for certain mortgage and other loan receivables, when purchased or originated. Changes in the fair value of these mortgage and other loan receivables are reported in net investment related gains (losses) in the consolidated statements of operations.
Interest income is accrued on the principal balance of each loan based on its contractual interest rate. The accrual of interest is generally suspended when the collection of interest is no longer probable or the collection of any portion of principal is doubtful. Global Atlantic generally suspends accrual of interest for loans that are more than 90 days past due and reverses any related accrued interest to net investment income in the consolidated statements of operations. When a loan is in non-accrual status, coupon payments are generally recognized as interest income as cash is received, subject to consideration as to the overall collectibility of the loan. A loan is returned to accrual status when Global Atlantic determines that the collection of amounts due is probable. The allowance for credit losses for loans carried at amortized cost excludes accrued interest from the amortized cost basis for which losses are estimated.

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
Real Assets and Other Investments
Real assets consist primarily of investments in real estate assets, transportation assets, energy-related assets (principally renewable energy properties), and infrastructure assets. Other investments include equity securities, limited partnership interests, investments in Federal Home Loan Bank ("FHLB") common stock, and other interests.
Real assets and other investments in the consolidated statements of financial condition include investments in investment partnerships, for which Global Atlantic does not have voting control or power to direct activities. These investments are accounted for using the equity method of accounting unless Global Atlantic’s interest is so minor that it has virtually no influence over partnership operating or financial policies. The equity method of accounting requires that the investments be initially recorded at cost and the carrying amount of the investment subsequently be adjusted to recognize Global Atlantic’s share of the earnings and losses of the investee. Where there is a difference between the cost of the investment and Global Atlantic’s proportionate share of the equity method investee’s net assets, this basis difference is accreted to net investment income over the life of the underlying assets. In applying the equity method, Global Atlantic uses financial information provided by the investee, generally on a one to three month lag due to the timing of the receipt of related financial statements.
The income from Global Atlantic’s equity method investments is included in net investment income in the consolidated statements of operations. In limited circumstances, Global Atlantic elects to apply the fair value option to investment partnerships, which are carried at fair value with unrealized gains and losses reported in net investment-related gains (losses) in the consolidated statements of operations. Distributions from investment partnerships that apply equity method accounting are classified as either investing or operating activities within the consolidated statements of cash flows based on the nature of the distributions.
Global Atlantic consolidates investment partnerships and other entities when it has a controlling financial interest. The results of certain consolidated investment entities are reported on a one to three month lag and intervening events are evaluated for materiality and recognition by disclosure or otherwise, as appropriate.
Included in real assets are Global Atlantic’s investments in renewable energy entities, including partnerships and limited liability companies. Respective investments are consolidated when Global Atlantic has a controlling financial interest, or are accounted for using the equity method of accounting when Global Atlantic has the ability to exercise significant influence but not control. These investments involve tiered capital structures that facilitate a waterfall of returns and allocations to ensure the efficient use of tax credits. A conventional income statement oriented approach to the equity method of accounting, or to the recognition of noncontrolling interests (when Global Atlantic is consolidating the investment), based on ownership percentages does not accurately reflect the proper allocation of income and cash flows for these investments. Instead, Global Atlantic uses the HLBV which is a balance sheet oriented approach to the equity method of accounting and to the recognition of noncontrolling interests that allocates income and cash flows based on changes to each investor’s claim to net assets assuming a liquidation of the investee as of each reporting date, including an assessment of the likelihood of liquidation in determining the contractual provisions to utilize when applying the HLBV method.
The income, net of the depreciation and other expenses associated with consolidated real assets is reported in net investment income in the consolidated statements of operations. Income on real assets is generally earned from the lease of the assets or, in the case of energy-related assets, from the contracted sale of the energy generated. Real assets carried at depreciated cost, excluding land, are depreciated on a straight-line basis over their estimated useful lives. As appropriate, depreciation is recognized to the estimated salvage value of the respective asset.
Global Atlantic has certain investments in real estate held in consolidated investment companies that account for such real estate at fair value under investment company accounting, and this specialized accounting is retained in consolidation. Real asset investments in real estate are valued using one or a combination of the discounted cash flow analysis, market comparables analysis and direct income capitalization methods, which in each case incorporates significant assumptions and judgments. Certain real estate investments are valued based on ranges of valuations determined by independent valuation firms. Changes in the fair value of real estate in consolidated investment companies are recognized in net investment-related gains (losses) in the consolidated statements of operations.

Investments in equity securities are carried at fair value, with changes recognized in net investment related gains (losses) in the consolidated statements of operations. Investments in FHLB common stock are accounted at cost.
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
Derivative instruments are recognized at estimated fair value in either funds withheld receivable at interest, other assets, funds withheld payable at interest or accrued expenses and other liabilities in the consolidated statements of financial condition, with changes in fair value recorded in net investment-related gains (losses) in the consolidated statements of operations. Where certain qualifying criteria are met, some derivative instruments are designated as accounting hedges and are recognized at estimated fair value in derivative assets or accrued expenses and other liabilities in the consolidated statements of financial condition. For derivative instruments designated as fair value hedges, changes in fair value are recognized in the consolidated statements of operations, in the same line where the hedged item is reported. For derivative instruments designated as cash flow hedges, changes in fair value are initially recognized in accumulated other comprehensive income (loss) in the consolidated statements of financial condition and subsequently reclassified to the consolidated statements of operations when the hedged item affects earnings, in the same line item where the hedged item is reported. For derivative instruments designated as net investment hedges, changes in fair value are recognized in accumulated other comprehensive income (loss) in the consolidated statements of financial condition, consistent with the translation adjustment for the hedged investment.
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
In periods subsequent to the initial recognition of an allowance for credit losses on a fixed maturity security, whether for a PCD security or a security impaired since purchase, Global Atlantic continues to monitor credit loss expectations. Deterioration in the estimated recoverable value of a credit impaired security is recognized as an addition to the allowance for credit losses, as limited by the amount by which the security’s fair value is less than amortized cost. Improvements in the estimated recoverable value of a credit impaired security or improvements in the fair value of a credit impaired security that limit the amount of the allowance result in reductions in the allowance for credit losses, which are recognized as a credit to net investment-related gains (losses) in the consolidated statements of income.
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
Mortgage and Other Loan Receivables
Global Atlantic updates its estimate of the expected credit losses on its investments in mortgage and other loan receivables carried at amortized cost each quarter. For loans that share similar risk characteristics, expected credit losses are measured on a pool basis. For loans that do not share similar risk characteristics, expected credit losses are measured individually. Loans subject to individual evaluation include those loans that are collateral dependent, where the borrower is experiencing financial difficulty. For these collateral dependent loans, expected credit losses are measured as the difference between the fair value of the collateral (less costs to sell, where the collateral is to be sold) and the amortized cost basis of the loan.
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
Real Assets and Other Investments
The determination of the amount of impairment on other classes of investments also requires significant judgment and is based upon a periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such assessments are revised as conditions change and new information becomes available.
Impairment of consolidated real assets carried at depreciated cost is assessed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When indicators of impairment are present, a recoverability test is performed to determine if the sum of the estimated undiscounted future cash flows attributable to the assets is greater than the carrying amount. If the undiscounted estimated future cash flows are less than the carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds its estimated fair value.
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

Amortization of DAC is included in amortization of policy acquisition costs in the consolidated statements of operations.
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
Preneed Policies
Preneed insurance contracts that feature death benefits with variable growth rates are accounted for as universal life-type contracts, which requires that the retrospective deposit method be used. This includes contracts where Global Atlantic has the discretion to adjust death benefit growth rates up or down, or where death benefit growth rates are tied to inflation as measured by the U.S. Consumer Price Index. The retrospective deposit method establishes a liability for policyholder benefits in an amount determined by the account or contract balance that accrues to the benefit of the policyholder. This account value is deemed to be equal to the contract’s statutory cash surrender value. In addition to the account balance, Global Atlantic establishes an additional reserve for expected future discretionary benefits which is reflected as policy liabilities in KKR's consolidated statements of financial condition.

Preneed insurance contracts without a discretionary death benefit growth rate have death benefits which are fixed and guaranteed. For these contracts, Global Atlantic recognizes a liability for future policy benefits.
Traditional and Limited Payment Contracts
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
Long-Term Care
Long-term care policies are purchased by individuals to pay for specified personal care costs, typically in the later stage of life at the onset of a loss of ability to perform certain basic activities of daily living. Policyholders pay ongoing premiums to keep the policy in force and receive benefits in the event their health becomes impaired. Global Atlantic has established liabilities for future policyholder benefits payable under its long-term care policies reinsured. Liabilities for long-term care benefits are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums. Principal assumptions used in the establishment of liabilities for future policyholder benefits are mortality, morbidity (claim incidence and continuation), lapse, and future interest rates.
Long-term care insurance risks assumed by Global Atlantic have been retroceded to a third-party reinsurer in exchange for fixed cash flows. Net of this reinsurance, the long-term care block has the economic profile of a period certain annuity.
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
Fees assessed that represent compensation to Global Atlantic for benefits to be provided in future periods and certain other fees are established as an unearned revenue reserve liability and amortized into revenue over the expected life of the related contracts in a manner consistent with DAC for these contracts. Unearned revenue reserves are reported in policy liabilities in the consolidated statements of financial condition and amortized into policy fees in the consolidated statements of operations. Benefits and expenses for these products include claims in excess of related account balances, expenses for contract administration and interest credited to contractholder account balances in the consolidated statements of operations.
Global Atlantic primarily earns revenues from premiums, policy fees, income from investments, and other administration, management, and distribution fees. For the year ended December 31, 2024, Global Atlantic’s revenue was sourced in its entirety from the Americas (100%), based on the geographic region of the reporting subsidiary company. Due to a large block reinsurance transaction during the year ended December 31, 2024, Global Atlantic recognized more than 10% of KKR's total consolidated revenues with one reinsurance counterparty in the period. Predominantly all of Global Atlantic’s fixed assets are located in the United States.
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
Incentive and Other Deferred Compensation
Global Atlantic measured compensation cost for certain legacy deferred or cash-based compensation plans that were in place prior to 2024 using an intrinsic value method, beginning on the date of grant, and remeasured the value at each reporting period until the awards are settled. Accrued compensation expense is recognized in general, administrative and other expenses in the consolidated statements of operations and within accrued expenses and other liabilities in the consolidated statements of financial condition. See Note 19, "Equity Based Compensation", for additional information relating to the modification and replacement of these legacy plans.
Adoption of New Accounting Pronouncements
Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, Global Atlantic adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”), with retrospective application from the 2021 GA Acquisition Date, coinciding with the 2021 GA Acquisition. Accordingly, the financial statements for all prior periods presented were restated to reflect the new accounting guidance. Detailed information regarding the adjustments made to prior period balances can be found in Note 2, “Summary of Significant Accounting Policies” in the 2023 Annual Report.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” ("ASU 2022-03"). According to ASU 2022-03, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and an entity is not allowed to recognize a contractual sale restriction as a separate unit of account.
ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. KKR adopted this accounting standard effective January 1, 2024 and its adoption on a prospective basis did not have a material impact on KKR's consolidated financial statements.
Accounting for Investments in Tax Credit Structures
In March 2023, the FASB issued ASU 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" ("ASU 2023-02") to expand the population of investments in tax credit structures that may be eligible to apply the proportional amortization method (“PAM”), if certain criteria are met. The election to use the PAM can be made on a tax credit program-by-program basis. Under the new guidance, certain disclosures are required for investments in tax credit programs for which the PAM is elected. The guidance is effective for fiscal years beginning after December 15, 2023. KKR adopted this accounting standard effective January 1, 2024 and its adoption did not have a material impact on KKR's consolidated financial statements.
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. KKR adopted this accounting standard effective for the year ended December 31, 2024 and its adoption did not have a material impact on KKR's consolidated financial statements. Refer to Note 21 "Segment Reporting" for the expanded disclosures.

Future Application of Accounting Standards
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
Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). ASU 2024-01 amends the guidance in Accounting Standard Codification 718 (“ASC 718”) by adding an illustrative example to demonstrate and clarify how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as a share-based payment arrangement under ASC 718 or another standard. ASU 2024-01 will be effective for KKR’s reporting period ended March 31, 2025. KKR is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. KKR is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the years ended December 31, 2024, 2023, and 2022, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Management Fees	$1,994,089	$1,843,144	$1,682,466
Fee Credits	(696,091)	(297,936)	(532,355)
Transaction Fees	1,857,317	1,075,204	1,316,637
Monitoring Fees	187,538	138,339	131,750
Incentive Fees	47,430	29,117	33,537
Expense Reimbursements	152,726	75,687	102,927
Consulting Fees	110,953	100,314	86,665
Total Fees and Other	3,653,962	2,963,869	2,821,627

Carried Interest	3,243,495	2,304,623	(2,068,662)
General Partner Capital Interest	314,789	538,814	(431,847)
Total Capital Allocation-Based Income (Loss)	3,558,284	2,843,437	(2,500,509)

Total Revenues	$7,212,246	$5,807,306	$321,118
KKR earns management fees, incentive fees, and capital allocation-based income (loss) from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and KKR also earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31, 2024, 2023, and 2022, over 10% of consolidated revenues were earned in the United States.
For the year ended December 31, 2024, $2.2 billion, $0.8 billion, and $0.7 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2023, $1.8 billion, $0.6 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2022, $1.7 billion, $0.5 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
For the year ended December 31, 2024, $2.2 billion, $0.4 billion, and $0.9 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2023, $1.5 billion, $0.4 billion, and $0.9 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2022, $(1.6) billion, $0.1 billion, and $(1.0) billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle.
For the year ended December 31, 2024, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total Asset Management and Strategic Holdings revenues representing approximately $0.9 billion. For the year ended December 31, 2023, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total Asset Management and Strategic Holdings revenues representing approximately $1.0 billion. For the year ended December 31, 2022, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total fees and other representing approximately $0.2 billion. For the year ended December 31, 2022, revenues from three of KKR's flagship private equity funds contributed more than 10% of KKR's total capital allocation-based income (loss) representing approximately $(2.6) billion.

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	For the Year Ended December 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$191,791	$1,694,901	$1,886,692
Credit (1)	(509,690)	279,102	(230,588)
Investments of Consolidated CFEs (1)	(61,580)	84,799	23,219
Real Assets (1)	287,041	(200,080)	86,961
Equity Method - Other (1)	409,833	606,258	1,016,091
Other Investments (1)	(187,015)	109,411	(77,604)
Foreign Exchange Forward Contracts and Options (2)	171,330	549,055	720,385
Securities Sold Short (2)	(31,912)	13,633	(18,279)
Other Derivatives (2)	(40,055)	16,332	(23,723)
Debt Obligations and Other (3)	17,089	42,610	59,699
Net Gains (Losses) From Investment Activities	$246,832	$3,196,021	$3,442,853

	For the Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(300,439)	$2,931,254	$2,630,815
Credit (1)	(322,067)	505,868	183,801
Investments of Consolidated CFEs (1)	(104,196)	1,019,063	914,867
Real Assets (1)	(322,894)	16,107	(306,787)
Equity Method - Other (1)	327,549	586,125	913,674
Other Investments (1)	(329,006)	198,889	(130,117)
Foreign Exchange Forward Contracts and Options (2)	155,784	(312,408)	(156,624)
Securities Sold Short (2)	4,780	(12,872)	(8,092)
Other Derivatives (2)	11,120	2,383	13,503
Debt Obligations and Other (3)	102,896	(1,132,553)	(1,029,657)
Net Gains (Losses) From Investment Activities	$(776,473)	$3,801,856	$3,025,383

	For the Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$784,736	$(1,541,242)	$(756,506)
Credit (1)	(168,025)	(470,254)	(638,279)
Investments of Consolidated CFEs (1)	(69,234)	(1,437,482)	(1,506,716)
Real Assets (1)	323,901	220,207	544,108
Equity Method - Other (1)	73,317	(298,100)	(224,783)
Other Investments (1)	29,490	(661,967)	(632,477)
Foreign Exchange Forward Contracts and Options (2)	389,371	(26,406)	362,965
Securities Sold Short (2)	89,705	11,010	100,715
Other Derivatives (2)	(32,614)	39,404	6,790
Debt Obligations and Other (3)	(122,141)	1,200,787	1,078,646
Net Gains (Losses) From Investment Activities	$1,298,506	$(2,964,043)	$(1,665,537)
(1)See Note 7 "Investments."
(2)See Note 8 "Derivatives" and Note 14 "Other Assets and Accrued Expenses and Other Liabilities."
(3)See Note 16 "Debt Obligations."

5. NET INVESTMENT INCOME - INSURANCE
Net investment income for Global Atlantic is comprised primarily of (i) interest income, including amortization of premiums and accretion of discounts, (ii) dividend income from common and preferred stock, (iii) earnings from investments accounted for under equity method accounting, and (iv) lease income on real assets.
The components of net investment income were as follows:

	Years Ended December 31,
	2024	2023	2022
Fixed Maturity Securities	$5,597,124	$4,450,917	$3,257,226
Mortgage and Other Loan Receivables	2,681,876	1,958,875	1,572,308
Real Assets	815,612	625,707	608,074
Short-Term and Other Investment Income	513,276	309,861	116,884
Income Assumed from Funds Withheld Receivable at Interest	81,335	94,658	91,608
Policy Loans	84,320	37,460	31,433
Income Ceded to Funds Withheld Payable at Interest	(2,391,926)	(1,363,704)	(954,763)
Total Investment Income	7,381,617	6,113,774	4,722,770
Less Investment Expenses:
Investment Management and Administration	498,733	352,042	364,609
Real Asset Depreciation and Maintenance	204,934	198,385	215,672
Interest Expense on Derivative Collateral and Repurchase Agreements	103,342	48,445	24,243
Net Investment Income	$6,574,608	$5,514,902	$4,118,246
6. NET INVESTMENT-RELATED GAINS (LOSSES) - INSURANCE
Net investment-related gains (losses) from insurance operations primarily consist of (i) realized gains (losses) from the disposal of investments, (ii) unrealized gains (losses) from investments held for trading, equity securities, real estate investments accounted for under investment company accounting, and investments with fair value remeasurements recognized in earnings as a result of the election of a fair-value option, (iii) unrealized gains (losses) on funds withheld receivable and payable at interest, (iv) unrealized gains (losses) from derivatives (excluding certain derivatives designated as hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	$(567,985)	$(64,140)	$(559,987)
Credit Loss Allowances on Available-for-Sale Securities	(115,367)	(168,899)	(57,411)
Credit Loss Allowances on Mortgage and Other Loan Receivables	(305,770)	(210,704)	(369,296)
Credit Loss Allowances on Unfunded Commitments	30,639	6,321	(34,112)
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	—	(26,741)	—
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(735,209)	1,031,227	(2,603,874)
Unrealized Gains (Losses) on Other Investments Recognized under the Fair-Value Option and Equity Investments	9,560	(23,540)	(60,388)
Unrealized Gains (Losses) on Real Assets	(167,873)	(202,671)	77,755
Realized Gains (Losses) on Real Assets	11,418	71,158	(150,288)
Net Gains (Losses) on Derivative Instruments	419,927	(680,717)	2,346,747
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	126,422	25,427	38,074
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(62,493)	(9,193)	(3,176)
Other Realized Gains (Losses)	(66,355)	17,210	57,466
Net Investment-Related Gains (Losses)	$(1,423,086)	$(235,262)	$(1,318,490)

Allowance for Credit Losses
Available-for-sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$49,008	$219,704	$268,712	$1,298	$127,034	$128,332
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	106,038	2,805	108,843	68,166	75,623	143,789
Accretion of Initial Credit Loss Allowance on PCD Securities	—	611	611	—	1,191	1,191
Reductions due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(1,089)	(19,377)	(20,466)	(2,843)	(13,220)	(16,063)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	22,184	(15,660)	6,524	(3,966)	29,076	25,110
Balances Charged Off	(76,525)	(12,377)	(88,902)	(13,647)	—	(13,647)
Balance, as of End of Period	$99,616	$175,706	$275,322	$49,008	$219,704	$268,712

	Year Ended December 31, 2022
	Corporate	Structured	Total
Balance, as of Beginning of Period	$3,238	$84,895	$88,133
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	791	68,943	69,734
Initial Credit Loss Allowance Recognized on Purchased Credit Deteriorated ("PCD") Securities	—	707	707
Accretion of Initial Credit Loss Allowance on PCD Securities	—	1,847	1,847
Reductions due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	—	(11,925)	(11,925)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	5,110	(17,433)	(12,323)
Balances Charged Off	(7,841)	—	(7,841)
Balance, as of End of Period	$1,298	$127,034	$128,332
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$319,631	$107,204	$175,608	$602,443	$227,315	$125,825	$207,088	$560,228
Net Provision (Release)	164,254	5,157	136,359	305,770	113,932	(10,445)	107,217	210,704
Charge-offs	(163,478)	(5,116)	(153,984)	(322,578)	(21,616)	(8,176)	(160,465)	(190,257)
Recoveries of Amounts Previously Charged-off	5,650	—	23,123	28,773	—	—	21,768	21,768
Balance, as of End of Period	$326,057	$107,245	$181,106	$614,408	$319,631	$107,204	$175,608	$602,443

	Year Ended December 31, 2022
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$65,970	$72,082	$236,025	$374,077
Net Provision (Release)	161,345	74,798	133,153	369,296
Charge-offs(1)	—	(21,055)	(162,090)	(183,145)
Balance, as of End of Period	$227,315	$125,825	$207,088	$560,228
(1)Consumer and other loan receivables included $12.8 million of recoveries for the year ended December 31, 2022.

Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Years Ended December 31,
	2024	2023	2022
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$19,370,239	$6,687,271	$12,050,106
Gross Gains	$112,264	$62,452	$21,567
Gross Losses	$(643,899)	$(120,799)	$(569,706)

7. INVESTMENTS
Investments consist of the following:

	December 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Private Equity	$34,462,952	$32,742,484
Credit	8,054,581	8,274,904
Investments of Consolidated CFEs	27,488,538	24,996,298
Real Assets	13,222,738	12,000,008
Equity Method - Other	8,333,527	8,163,831
Equity Method - Capital Allocation-Based Income	9,798,370	7,877,904
Other Investments	5,092,344	4,579,372
Investments - Asset Management and Strategic Holdings	$106,453,051	$98,634,801

Insurance
Fixed Maturity Securities, Available-for-sale, at Fair Value(1)	$76,259,956	$69,414,188
Mortgage and Other Loan Receivables	52,751,077	39,177,927
Fixed Maturity Securities, Trading, at Fair Value(2)	21,419,241	18,805,470
Real Assets(3)(4)	14,078,498	9,342,318
Policy Loans	1,622,958	1,556,030
Other Investments(4)(5)	1,475,156	360,745
Funds Withheld Receivable at Interest	2,537,858	2,713,645
Investments - Insurance(6)	$170,144,744	$141,370,323

Total Investments	$276,597,795	$240,005,124
(1)Amortized cost of $85.6 billion and $78.7 billion, net of credit loss allowances of $275.3 million and $268.7 million, respectively.
(2)Amortized cost of $23.8 billion and $20.5 billion, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $623.1 million and $467.7 million, respectively.
(4)Real assets of $1.0 billion and $104.7 million, respectively, and other investments of $682.9 million and $38.6 million, respectively, are accounted for using the equity method of accounting. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $23.0 million and $19.7 million, respectively. In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $476.3 million and $175.3 million, respectively.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)As of December 31, 2024 and 2023, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic Holdings consolidated investment vehicles and other entities.

As of December 31, 2024 and 2023, there were no investments which represented greater than 5% of total investments.

Equity Method
KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2024, 2023, and 2022, there were no impairment charges related to equity method investments.
Summarized Financial Information
KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2024, 2023, and 2022, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.
The following table shows summarized financial information relating to the statements of financial condition for all of KKR's equity method investments assuming 100% ownership as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Total Assets	$252,104,471	$245,172,170
Total Liabilities	$63,141,812	$67,695,320
Total Equity	$188,962,659	$177,476,850

Insurance
Total Assets	$18,317,590	$5,643,540
Total Liabilities	$10,321,725	$3,040,471
Total Equity	$7,995,865	$2,603,069

The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Asset Management and Strategic Holdings
Investment Related Revenues	$17,725,187	$17,454,663	$28,379,991
Other Revenues	1,300,377	854,595	826,557
Investment Related Expenses	13,254,876	18,623,867	4,297,342
Other Expenses	1,997,379	422,050	223,953
Net Realized and Unrealized Gains (Losses) from Investments	20,646,085	15,795,029	(16,279,901)
	$24,419,394	$15,058,370	$8,405,352

Insurance
Revenues	$2,555,196	$416,360	$1,365,222
Expenses	2,610,301	482,056	708,229
	$(55,105)	$(65,696)	$656,993

Net Income (Loss)	$24,364,289	$14,992,674	$9,062,345

Fixed maturity securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of December 31, 2024			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,576,106	$—	$227	$(184,926)	$2,391,407
U.S. State, Municipal and Political Subdivisions	4,774,108	—	5,290	(1,009,937)	3,769,461
Corporate	48,862,650	(99,616)	119,998	(6,943,765)	41,939,267
Residential Mortgage-backed Securities, or “RMBS”	10,964,553	(115,810)	54,319	(624,040)	10,279,022
Commercial Mortgage-backed Securities, or “CMBS”	8,387,194	(44,024)	28,702	(381,505)	7,990,367
Collateralized Bond Obligations, or “CBOs”	2,487,066	(1,190)	—	(79,644)	2,406,232
CLOs	4,106,046	(6,620)	24,177	(22,265)	4,101,338
Asset-Backed Securities, or “ABSs”	3,455,133	(8,062)	23,255	(87,464)	3,382,862
Total AFS Fixed Maturity Securities	$85,612,856	$(275,322)	$255,968	$(9,333,546)	$76,259,956
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(9.2) million.

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
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(12.8) million.
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.

The maturity distribution for AFS fixed maturity securities is as follows:

As of December 31, 2024	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$1,260,728	$1,254,003
Due After One Year Through Five Years	12,622,231	12,403,864
Due After Five Years Through Ten Years	9,428,803	9,080,920
Due After Ten Years	32,801,486	25,361,348
Subtotal	56,113,248	48,100,135
RMBS	10,848,743	10,279,022
CMBS	8,343,170	7,990,367
CBOs	2,485,876	2,406,232
CLOs	4,099,426	4,101,338
ABSs	3,447,071	3,382,862
Total AFS Fixed Maturity Securities	$85,337,534	$76,259,956
Purchased Credit Deteriorated Securities
Certain securities purchased by Global Atlantic were assessed at acquisition as having experienced a more-than-insignificant deterioration in credit quality since their origination. These securities are identified as PCD, and a reconciliation of the difference between the purchase price and the par value of these PCD securities is below. No assets with credit deterioration were purchased during the years ended December 31, 2024 and 2023.

Year Ended December 31,
2022
Purchase Price of PCD Securities Acquired During the Current Period	$24,005
Allowance for Credit Losses at Acquisition	707
Discount Attributable to Other Factors	1,710
Par Value	$26,422
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 months		12 months or More		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,150,669	$(110,280)	$203,661	$(74,646)	$2,354,330	$(184,926)
U.S. State, Municipal and Political Subdivisions	251,191	(4,816)	3,305,469	(1,005,121)	3,556,660	(1,009,937)
Corporate	12,959,540	(457,706)	18,491,535	(6,486,059)	31,451,075	(6,943,765)
RMBS	2,436,204	(62,488)	3,998,635	(561,552)	6,434,839	(624,040)
CMBS	1,006,250	(4,683)	3,737,990	(376,822)	4,744,240	(381,505)
CBOs	1,158	(81)	2,405,075	(79,563)	2,406,233	(79,644)
CLOs	274,025	(1,630)	293,008	(20,635)	567,033	(22,265)
ABSs	739,370	(5,581)	1,309,477	(81,883)	2,048,847	(87,464)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$19,818,407	$(647,265)	$33,744,850	$(8,686,281)	$53,563,257	$(9,333,546)

	Less Than 12 months		12 months or More		Total
As of December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$94,807	$(2,512)	$198,750	$(66,417)	$293,557	$(68,929)
U.S. State, Municipal and Political Subdivisions	112,468	(4,140)	3,829,447	(980,993)	3,941,915	(985,133)
Corporate	4,360,234	(189,026)	27,108,292	(6,403,117)	31,468,526	(6,592,143)
RMBS	1,371,230	(66,550)	4,354,902	(608,000)	5,726,132	(674,550)
CMBS	332,095	(4,535)	6,031,766	(726,823)	6,363,861	(731,358)
CBOs	1,867	(118)	2,804,612	(143,700)	2,806,479	(143,818)
CLOs	246,728	(868)	1,679,813	(51,497)	1,926,541	(52,365)
ABSs	553,438	(15,760)	1,742,373	(143,926)	2,295,811	(159,686)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$7,072,867	$(283,509)	$47,749,955	$(9,124,473)	$54,822,822	$(9,407,982)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $557.4 million and $694.6 million as of December 31, 2024 and 2023, respectively. The single largest unrealized loss on AFS fixed maturity securities was $54.4 million and $53.4 million as of December 31, 2024 and 2023, respectively. Global Atlantic had 5,966 and 5,886 securities in an unrealized loss position as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 3,833 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $2.2 billion and $268.4 million, respectively, as of December 31, 2024. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data and industry analyst reports.
Mortgage and other loan receivables
Mortgage and other loan receivables consist of the following:

	December 31, 2024	December 31, 2023
Commercial Mortgage Loans(1)	$25,263,148	$21,861,245
Residential Mortgage Loans(1)	21,581,616	12,722,778
Consumer Loans(1)	4,848,208	4,424,882
Other Loan Receivables(1)(2)	1,672,513	771,465
Total Mortgage and Other Loan Receivables	$53,365,485	$39,780,370
Allowance for Credit Losses(3)	(614,408)	(602,443)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$52,751,077	$39,177,927
(1)Includes $1.6 billion and $697.4 million of loans carried at fair value using the fair value option as of December 31, 2024 and 2023, respectively. These loans had unpaid principal balances of $1.8 billion and $785.2 million as of December 31, 2024 and 2023, respectively.
(2)As of December 31, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft and loans collateralized by residential mortgages of $547.2 million, $503.0 million, $271.2 million and $200.0 million, respectively. As of December 31, 2023, other loan receivables consisted primarily of loans collateralized by aircraft and loans collateralized by residential mortgages of $315.4 million and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(72.2) million and $(91.7) million as of December 31, 2024 and 2023, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of December 31, 2024:

Years	Residential	Commercial	Total Mortgage Loans
2025	$4,935	$4,755,929	$4,760,864
2026	581,437	6,704,132	7,285,569
2027	602,887	7,321,963	7,924,850
2028	126,129	1,579,826	1,705,955
2029	11,336	1,339,578	1,350,914
Thereafter	20,254,892	3,561,720	23,816,612
Total	$21,581,616	$25,263,148	$46,844,764
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	December 31, 2024		December 31, 2023
South Atlantic	$13,215,065	28.2%	$9,653,955	27.9%
Pacific	11,739,093	25.1%	8,649,256	25.0%
Middle Atlantic	5,841,960	12.5%	4,436,129	12.8%
West South Central	5,395,952	11.5%	4,202,501	12.2%
Mountain	4,001,411	8.5%	3,262,801	9.4%
New England	1,679,335	3.6%	1,470,741	4.3%
East North Central	1,505,688	3.2%	1,166,460	3.4%
East South Central	986,070	2.1%	731,053	2.1%
West North Central	455,503	1.0%	358,609	1.0%
Foreign and Other Regions	2,024,687	4.3%	652,518	1.9%
Total by Geographic Region	$46,844,764	100.0%	$34,584,023	100.0%

Mortgage Loans – Carrying Value by Property Type	December 31, 2024		December 31, 2023
Residential	$21,581,616	46.1%	$12,722,778	36.8%
Multi-family	12,793,478	27.3%	11,495,638	33.2%
Industrial	6,357,311	13.6%	4,415,819	12.8%
Office Building	4,468,303	9.5%	4,586,277	13.3%
Other Property Types	804,743	1.7%	578,799	1.7%
Retail	504,812	1.1%	493,596	1.4%
Warehouse	334,501	0.7%	291,116	0.8%
Total by Property Type	$46,844,764	100.0%	$34,584,023	100.0%
As of December 31, 2024 and 2023, Global Atlantic had $406.9 million and $510.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of December 31, 2024 and 2023:

	By Year of Origination
Performance Status as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2024	$—	$—	$(20,387)	$(80,798)	$(10,695)	$(51,598)	$(163,478)

Current	$4,626,771	$3,575,323	$6,012,774	$6,414,939	$559,931	$3,899,288	$25,089,026
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	42,335	42,335
90 days or More Past Due or in Process of Foreclosure	—	—	—	96,787	—	35,000	131,787
Total Commercial Mortgage Loans	$4,626,771	$3,575,323	$6,012,774	$6,511,726	$559,931	$3,976,623	$25,263,148
Residential Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2024	$(15)	$(7)	$(1,308)	$(2,565)	$(524)	$(697)	$(5,116)

Current	$8,277,782	$3,958,884	$1,948,869	$4,010,265	$1,192,287	$1,470,411	$20,858,498
30 to 59 Days Past Due	67,924	89,078	64,113	39,326	6,140	90,891	357,472
60 to 89 Days Past Due	20,388	24,336	10,303	11,554	325	23,597	90,503
90 days or More Past Due or in Process of Foreclosure	9,550	42,672	36,404	64,990	9,235	112,292	275,143
Total Residential Mortgage Loans	$8,375,644	$4,114,970	$2,059,689	$4,126,135	$1,207,987	$1,697,191	$21,581,616
Consumer Loans
Gross Charge-offs for the Year Ended December 31, 2024	$(1,345)	$(6,896)	$(22,614)	$(73,814)	$(19,872)	$(29,251)	$(153,792)

Current	$592,705	$454,890	$691,198	$1,394,197	$566,071	$1,050,090	$4,749,151
30 to 59 Days Past Due	860	2,444	3,433	22,069	4,090	14,816	47,712
60 to 89 Days Past Due	517	1,194	2,178	10,399	2,299	7,874	24,461
90 days or More Past Due or in Process of Foreclosure	278	2,317	3,351	9,656	2,650	8,632	26,884
Total Consumer Loans	$594,360	$460,845	$700,160	$1,436,321	$575,110	$1,081,412	$4,848,208
Total Mortgage and Consumer Loan Receivables	$13,596,775	$8,151,138	$8,772,623	$12,074,182	$2,343,028	$6,755,226	$51,692,972

	By Year of Origination
Performance Status as of December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2023	$—	$—	$—	$—	$(14,000)	$(7,616)	$(21,616)

Current	$3,600,652	$6,278,419	$6,633,293	$624,457	$1,395,717	$2,969,381	$21,501,919
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	79,635	79,635
90 days or More Past Due or in Process of Foreclosure	—	—	182,069	36,859	—	60,763	279,691
Total Commercial Mortgage Loans	$3,600,652	$6,278,419	$6,815,362	$661,316	$1,395,717	$3,109,779	$21,861,245
Residential Mortgage Loans
Gross Charge-offs for the Year Ended December 31, 2023	$(6)	$(1,228)	$(2,244)	$(913)	$(1,412)	$(2,373)	$(8,176)

Current	$2,794,600	$1,981,373	$4,518,357	$1,358,200	$221,566	$1,365,231	$12,239,327
30 to 59 Days Past Due	43,432	22,291	37,082	3,554	5,461	84,079	195,899
60 to 89 Days Past Due	8,467	8,520	9,991	1,437	1,389	26,565	56,369
90 days or More Past Due or in Process of Foreclosure	2,518	19,326	72,753	12,048	9,265	115,273	231,183
Total Residential Mortgage Loans	$2,849,017	$2,031,510	$4,638,183	$1,375,239	$237,681	$1,591,148	$12,722,778
Consumer Loans
Gross Charge-offs for the Year Ended December 31, 2023	$(185)	$(18,117)	$(83,147)	$(23,273)	$(15,740)	$(19,783)	$(160,245)

Current	$109,393	$497,113	$1,726,280	$701,655	$610,988	$656,270	$4,301,699
30 to 59 Days Past Due	1,707	4,229	28,966	5,082	4,497	12,686	57,167
60 to 89 Days Past Due	1,193	2,548	14,872	3,298	2,561	6,756	31,228
90 days or More Past Due or in Process of Foreclosure	2,597	3,991	13,461	4,281	3,907	6,551	34,788
Total Consumer Loans	$114,890	$507,881	$1,783,579	$714,316	$621,953	$682,263	$4,424,882
Total Mortgage and Consumer Loan Receivables	$6,564,559	$8,817,810	$13,237,124	$2,750,871	$2,255,351	$5,383,190	$39,008,905
Loan-to-value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of December 31, 2024 and 2023:

Loan-to-value as of December 31, 2024 by Year of Origination	Carrying Value Loan-to-value 70% and Less	Carrying Value Loan-to-value 71% - 90%	Carrying Value Loan-to-value Over 90%	Total Carrying Value
2024	$4,487,814	$138,957	$—	$4,626,771
2023	3,575,323	—	—	3,575,323
2022	5,646,922	365,852	—	6,012,774
2021	4,931,730	1,429,694	150,302	6,511,726
2020	433,377	91,524	35,030	559,931
2019	1,145,297	54,501	39,308	1,239,106
Prior	2,538,853	53,510	145,154	2,737,517
Total Commercial Mortgage Loans	$22,759,316	$2,134,038	$369,794	$25,263,148

Loan-to-value as of December 31, 2023 by Year of Origination	Carrying Value Loan-to-value 70% and Less	Carrying Value Loan-to-value 71% - 90%	Carrying Value Loan-to-value Over 90%	Total Carrying Value
2023	$3,600,652	$—	$—	$3,600,652
2022	5,912,623	365,796	—	6,278,419
2021	5,110,011	1,483,763	221,588	6,815,362
2020	496,085	93,210	72,021	661,316
2019	1,257,983	93,661	44,073	1,395,717
2018	881,620	52,640	114,989	1,049,249
Prior	1,991,780	—	68,750	2,060,530
Total Commercial Mortgage Loans	$19,250,754	$2,089,070	$521,421	$21,861,245
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% as of both December 31, 2024 and 2023.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$387,903	$387,903	1.54%
Residential Mortgage Loans	4,563	—	—	14,227	18,790	0.09%
Consumer Loans	2,795	901	29,865	50,963	84,524	1.74%
Total(2)	$7,358	$901	$29,865	$453,093	$491,217
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

Year Ended December 31, 2023 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$478,836	$478,836	2.19%
Residential Mortgage Loans	1,371	1,206	25,130	8,145	35,852	0.28%
Consumer Loans	6,515	3,768	48,568	18,465	77,316	1.75%
Total(2)	$7,886	$4,974	$73,698	$505,446	$592,004
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For these loans, the interest rate relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 4.9% and 3.6%, for the years ended December 31, 2024 and 2023, respectively. The maturity extensions for these loans added a weighted-average of 2.9 years and 2.5 years to the life of the loans, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, Global Atlantic has commitments to lend additional funds of $42.1 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended December 31, 2024:

Performance Status as of December 31, 2024 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$387,903	$—	$—	$—	$387,903
Residential Mortgage Loans	15,461	1,519	158	1,652	18,790
Consumer Loans	63,094	12,867	5,287	3,276	84,524
Total(1)	$466,458	$14,386	$5,445	$4,928	$491,217
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of December 31, 2024 and 2023, Global Atlantic participated in repurchase agreements with a notional value of $261.4 million and $1.4 billion, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and residential mortgage loans, which are included in Insurance - Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of December 31, 2024 and 2023 is presented in the following tables:

As of December 31, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$4,266	$71,170	$195,691	$271,127
Total Assets Pledged	$—	$4,266	$71,170	$195,691	$271,127

As of December 31, 2023	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
AFS Corporate Securities	$—	$—	$524,411	$849,368	$1,373,779
Residential Mortgage Loans	—	39,289	—	—	39,289
Total Assets Pledged	$—	$39,289	$524,411	$849,368	$1,413,068
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the FHLB system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $117.8 million and $131.7 million (accounted for at cost basis) of stock in FHLBs as of December 31, 2024 and 2023, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $4.6 billion and $3.6 billion as of December 31, 2024 and 2023, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $834.4 million as of December 31, 2024.
Insurance – Statutory Deposits
As of December 31, 2024 and 2023, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $141.1 million and $148.5 million, respectively.

8. DERIVATIVES
Asset Management and Strategic Holdings
KKR and certain of its consolidated funds have entered into derivative transactions as part of the overall risk management for their investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include forward, swap, and option contracts related to foreign currencies and interest rates to manage foreign exchange risk and interest rate risk arising from certain assets and liabilities. All derivatives are recognized in Other Assets or Accrued Expenses and Other Liabilities and are presented on a gross basis in the consolidated statements of financial condition and measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. KKR's derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. KKR attempts to reduce this risk by limiting its counterparties to major financial institutions with strong credit ratings.
Insurance
Global Atlantic holds derivative instruments that are primarily used in its hedge program. Global Atlantic has established a hedge program that seeks to mitigate economic impacts primarily from interest rate and equity price movements, while taking into consideration accounting and capital impacts.
Global Atlantic hedges interest rate and equity market risks associated with its insurance liabilities including fixed-indexed annuities, indexed universal life policies, variable annuity policies, and variable universal life policies, among others. For fixed-indexed annuities and indexed universal life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in its embedded derivative balances. Global Atlantic generally purchases options which replicate the crediting rate strategies, often in the form of call spreads. Call spreads are the purchase of a call option matched by the sale of a different call option. For variable annuities and variable universal life policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee it provides to policyholders. Doing so requires the active trading of several financial instruments to respond to changes in market conditions. In addition, Global Atlantic enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $135.7 million and $133.0 million as of December 31, 2024 and 2023, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of December 31, 2024	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$19,452,993	$511,513	$131,339
Other Derivatives	455,500	8,444	—
Total Asset Management and Strategic Holdings	$19,908,493	$519,957	$131,339

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$15,490,742	$41,578	$511,118
Foreign Currency Contracts	2,541,093	66,774	28,878
Total Derivatives Designated as Hedge Accounting Instruments	$18,031,835	$108,352	$539,996
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$37,151,092	$1,921,164	$143,049
Interest Rate Contracts	29,211,430	206,222	561,452
Foreign Currency Contracts	2,887,035	108,929	54,679
Other Contracts	61,508	1,895	194
Total Derivatives Not Designated as Hedge Accounting Instruments	$69,311,065	$2,238,210	$759,374
Counterparty Netting(2)	—	(648,549)	(648,549)
Cash Collateral	—	(1,636,662)	(261,634)
Total Insurance(1)	$87,342,900	$61,351	$389,187

Fair Value Included Within Total Assets and Liabilities	$107,251,393	$581,308	$520,526
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $125.9 million and the fair value of these embedded derivatives related to liabilities was $3.2 billion as of December 31, 2024.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$15,771,463	$264,621	$441,608
Other Derivatives	374,604	4,792	2,382
Total Asset Management and Strategic Holdings	$16,146,067	$269,413	$443,990

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$7,320,500	$—	$372,212
Foreign Currency Contracts	2,302,335	24,278	73,478
Total Derivatives Designated as Hedge Accounting Instruments	$9,622,835	$24,278	$445,690
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$35,203,206	$1,480,875	$248,127
Interest Rate Contracts	22,259,423	284,067	306,244
Foreign Currency Contracts	1,331,345	65,803	56,616
Other Contracts	60,000	—	600
Total Derivatives Not Designated as Hedge Accounting Instruments	$58,853,974	$1,830,745	$611,587
Counterparty Netting(2)	—	(694,250)	(694,250)
Cash Collateral	—	(1,115,079)	(216,830)
Total Insurance(1)	$68,476,809	$45,694	$146,197

Fair Value Included Within Total Assets and Liabilities	$84,622,876	$315,107	$590,187
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
Fair Value Hedges
Global Atlantic has designated foreign exchange derivative contracts, including forwards and swaps, to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the foreign exchange derivative contracts, both of which are recognized within investment-related gains (losses). The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $2.1 billion and $2.3 billion as of December 31, 2024 and 2023, respectively.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with certain debt and policy liabilities. These fair value hedges generally qualify for the shortcut method of assessing hedge effectiveness. The following table presents the financial statement classification, carrying amount, and cumulative fair value hedging adjustments for qualifying hedged debt and policy liabilities:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$2,279,261	$(233,202)	$1,608,294	$(165,817)
Policy Liabilities	4,453,766	(204,435)	4,380,048	(255,308)
(1)Includes $193.3 million and $27.8 million of hedging adjustments on discontinued hedging relationships as of December 31, 2024 and 2023, respectively.

Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through December 2029 and are expected to affect earnings until 2055. Regression analysis is used to assess the effectiveness of these hedges.
As of December 31, 2024 and 2023, there was a cumulative gain (loss) of $(249.7) million and $(126.9) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss). Amounts deferred in accumulated other comprehensive income (loss) are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with floating rate investments, including AFS fixed maturity securities and commercial mortgage loans. Regression analysis is used to assess the effectiveness of these hedges.
As of December 31, 2024, there was a cumulative gain (loss) of $(60.8) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss). Amounts deferred in accumulated other comprehensive gain (loss) are reclassified to net investment income in the same period during which the hedged investments affect earnings.
For all cash flow hedges, Global Atlantic estimates that the amount of gains/losses in accumulated other comprehensive income (loss) to be reclassified into earnings in the next 12 months will not be material.

Net Investment Hedges
Global Atlantic has designated cross currency swaps to hedge the foreign currency risk associated with certain foreign currency-denominated equity method investments in net investment hedges. The effectiveness of these hedges is assessed based on changes in spot rates.
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(25.3) million.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Year Ended December 31, 2024
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(108,622)	$(134,580)	$—
Foreign Currency Contracts	119,618	4,551	—	—	(10,977)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$119,618	$4,551	$(108,622)	$(134,580)	$(10,977)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$108,622	$134,580	$—
Foreign Currency Contracts	(117,318)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(117,318)	$—	$108,622	$134,580	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$20,145	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$20,145	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$22,445	$4,551	$—	$—	$(10,977)
Cash Flow Hedges
Interest Rate Contracts	$—	$(6,043)	$—	$—	$(183,626)
Total Gains (Losses) on Cash Flow Hedges	$—	$(6,043)	$—	$—	$(183,626)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$1,388	$—	$—	$(25,344)
Total Gains (Losses) on Net Investment Hedges	$—	$1,388	$—	$—	$(25,344)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$37,226	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	350,241	—	—	—	—
Equity Index Options	567,543	—	—	—	—
Equity Future Contracts	(87,484)	—	—	—	—
Interest Rate Contracts	(569,315)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	99,271	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$397,482	$—	$—	$—	$—
Total	$419,927	$(104)	$—	$—	$(219,947)

	Year Ended December 31, 2023
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(53,870)	$(20,410)	$—
Foreign Currency Contracts	(88,384)	—	—	—	9,119
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(88,384)	$—	$(53,870)	$(20,410)	$9,119
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$53,870	$20,410	$—
Foreign Currency Contracts	80,210	—	—	—	—
Total Gains (Losses) on Hedged Items	$80,210	$—	$53,870	$20,410	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$28,345	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$28,345	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$20,171	$—	$—	$—	$9,119
Cash Flow Hedges
Interest Rate Contracts	$—	$(1,381)	$—	$—	$33,446
Total Gains (Losses) on Cash Flow Hedges	$—	$(1,381)	$—	$—	$33,446
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$75,876	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(1,040,463)	—	—	—	—
Equity Index Options	482,121	—	—	—	—
Equity Future Contracts	(116,766)	—	—	—	—
Interest Rate and Foreign Exchange Contracts	(101,376)	—	—	—	—
Other	(280)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(700,888)	$—	$—	$—	$—
Total	$(680,717)	$(1,381)	$—	$—	$42,565

	Year Ended December 31, 2022
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(382,376)	$(177,855)	$—
Foreign Currency Contracts	64,945	—	—	—	(6,784)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$64,945	$—	$(382,376)	$(177,855)	$(6,784)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$382,376	$177,855	$—
Foreign Currency Contracts	(61,785)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(61,785)	$—	$382,376	$177,855	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$14,737	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$14,737	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$17,897	$—	$—	$—	$(6,784)
Cash Flow Hedges
Interest Rate Contracts	$1,032	$—	$—	$—	$(169,785)
Total Gains (Losses) on Cash Flow Hedges	$1,032	$—	$—	$—	$(169,785)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(29,390)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	3,448,710	—	—	—	—
Equity Index Options	(895,602)	—	—	—	—
Equity Future Contracts	167,924	—	—	—	—
Interest Rate and Foreign Exchange Contracts	(333,937)	—	—	—	—
Credit Risk Contracts	(108)	—	—	—	—
Other	(29,779)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$2,327,818	$—	$—	$—	$—
Total	$2,346,747	$—	$—	$—	$(176,569)

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of December 31, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Position(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount after Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,346,562	$(2,285,211)	$61,351	$(157,782)	$(96,431)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,299,370	$(910,183)	$389,187	$504,665	$(115,478)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2023	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Position(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount after Collateral
Derivative Assets (Excluding Embedded Derivatives)	$1,855,023	$(1,809,329)	$45,694	$(45,095)	$599
Derivative Liabilities (Excluding Embedded Derivatives)	$1,057,277	$(911,080)	$146,197	$167,973	$(21,776)
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
Assets, at fair value:

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$816,229	$523,274	$33,123,449		$34,462,952
Credit	—	3,249,173	4,805,408		8,054,581
Investments of Consolidated CFEs	—	27,488,538	—		27,488,538
Real Assets	436,546	261,902	12,524,290		13,222,738
Equity Method - Other	162,950	264,284	1,405,300		1,832,534
Other Investments	179,102	64,391	4,848,851		5,092,344
Total Investments	$1,594,827	$31,851,562	$56,707,298		$90,153,687
Foreign Exchange Contracts and Options	—	511,513	—		511,513
Other Derivatives	42	8,402	—		8,444
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,594,869	$32,371,477	$56,707,298		$90,673,644
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,391,407	$—		$2,391,407
U.S. State, Municipal and Political Subdivisions	—	3,769,461	—		3,769,461
Corporate	—	32,585,117	9,354,150		41,939,267
Structured Securities	—	25,851,177	2,308,644		28,159,821
Total AFS Fixed Maturity Securities	$—	$64,597,162	$11,662,794		$76,259,956
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,425,469	$—		$2,425,469
U.S. State, Municipal and Political Subdivisions	—	380,175	—		380,175
Corporate	—	10,132,588	1,322,304		11,454,892
Structured Securities	—	6,399,502	759,203		7,158,705
Total Trading Fixed Maturity Securities	$—	$19,337,734	$2,081,507		$21,419,241
Mortgage and Other Loan Receivables	—	—	1,611,109		1,611,109
Real Assets	—	—	8,121,139	(1)	8,121,139
Other Investments	207,281	269,250	103,823	(1)	580,354
Funds Withheld Receivable at Interest	—	—	125,887		125,887
Reinsurance Recoverable	—	—	940,731		940,731
Derivative Assets:
Equity Market Contracts	5,475	1,915,689	—		1,921,164
Interest Rate Contracts	—	247,800	—		247,800
Other Contracts	—	1,895	—		1,895
Foreign Currency Contracts	—	175,703	—		175,703
Counterparty Netting and Cash Collateral	(159)	(2,285,052)	—	(2)	(2,285,211)
Total Derivative Assets	$5,316	$56,035	$—		$61,351
Separate Account Assets	3,981,060	—	—		3,981,060
Total Assets at Fair Value - Insurance	$4,193,657	$84,260,181	$24,646,990		$113,100,828

Total Assets at Fair Value	$5,788,526	$116,631,658	$81,354,288		$203,774,472

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,762,257	$58,653	$30,921,574		$32,742,484
Credit	281,626	2,540,362	5,452,916		8,274,904
Investments of Consolidated CFEs	—	24,996,298	—		24,996,298
Real Assets	676,808	27,567	11,295,633		12,000,008
Equity Method - Other	418,791	326,835	1,537,962		2,283,588
Other Investments	218,151	95,453	4,265,768		4,579,372
Total Investments	$3,357,633	$28,045,168	$53,473,853		$84,876,654
Foreign Exchange Contracts and Options	—	264,621	—		264,621
Other Derivatives	—	4,792	—		4,792
Total Assets at Fair Value - Asset Management and Strategic Holdings	$3,357,633	$28,314,581	$53,473,853		$85,146,067
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$1,082,421	$120,671	$—		$1,203,092
U.S. State, Municipal and Political Subdivisions	—	4,607,392	—		4,607,392
Corporate	—	31,377,753	8,571,003		39,948,756
Structured Securities	—	21,824,948	1,830,000		23,654,948
Total AFS Fixed Maturity Securities	$1,082,421	$57,930,764	$10,401,003		$69,414,188
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$2,354,194	$163,919	$—		$2,518,113
U.S. State, Municipal and Political Subdivisions	—	1,223,946	—		1,223,946
Corporate	—	9,815,909	656,923		10,472,832
Structured Securities	—	3,997,341	593,238		4,590,579
Total Trading Fixed Maturity Securities	$2,354,194	$15,201,115	$1,250,161		$18,805,470
Mortgage and Other Loan Receivables	—	—	697,402		697,402
Real Assets	—	—	4,815,265	(1)	4,815,265
Other Investments	4,215	—	126,008	(1)	130,223
Funds Withheld Receivable at Interest	—	—	88,661		88,661
Reinsurance Recoverable	—	—	926,035		926,035
Derivative Assets:
Equity Market Contracts	1,669	1,479,206	—		1,480,875
Interest Rate Contracts	19,474	264,593	—		284,067
Foreign Currency Contracts	—	90,081	—		90,081
Counterparty Netting and Cash Collateral	(23,522)	(1,785,807)	—	(2)	(1,809,329)
Total Derivative Assets	$(2,379)	$48,073	$—		$45,694
Separate Account Assets	4,107,000	—	—		4,107,000
Total Assets at Fair Value - Insurance	$7,545,451	$73,179,952	$18,304,535		$99,029,938

Total Assets at Fair Value	$10,903,084	$101,494,533	$71,778,388		$184,176,005
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of December 31, 2024 and 2023, the fair value of these real assets were $34.5 million and $132.6 million, respectively, and other investments were $4.3 million and $5.9 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of December 31, 2024, there were $1.3 million and $1.5 million of unfunded commitments associated with these real assets and other investments, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$109,168	$—	$—		$109,168
Foreign Exchange Contracts and Options	—	131,339	—		131,339
Unfunded Revolver Commitments	—	—	96,848	(1)	96,848
Other Derivatives	—	—	—		—
Debt Obligations of Consolidated CFEs	—	27,150,809	—		27,150,809
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$109,168	$27,282,148	$96,848		$27,488,164

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,279,794	(3)	$1,279,794
Closed Block Policy Liabilities	—	—	988,320		988,320
Funds Withheld Payable at Interest	—	—	(2,797,544)		(2,797,544)
Derivative Instruments Payable:
Equity Market Contracts	508	142,541	—		143,049
Interest Rate Contracts	89	1,072,481	—		1,072,570
Foreign Currency Contracts	—	83,557	—		83,557
Other Contracts	—	194	—		194
Counterparty Netting and Cash Collateral	(159)	(910,024)	—	(2)	(910,183)
Total Derivative Instruments Payable	$438	$388,749	$—		$389,187
Embedded Derivative – Interest-sensitive Life Products	—	—	491,818		491,818
Embedded Derivative – Annuity Products	—	—	5,481,063		5,481,063
Total Liabilities at Fair Value - Insurance	$438	$388,749	$5,443,451		$5,832,638

Total Liabilities at Fair Value	$109,606	$27,670,897	$5,540,299		$33,320,802

	December 31, 2023
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$149,136	$—	$—		$149,136
Foreign Exchange Contracts and Options	—	441,608	—		441,608
Unfunded Revolver Commitments	—	—	94,683	(1)	94,683
Other Derivatives	143	2,239	—		2,382
Debt Obligations of Consolidated CFEs	—	25,276,404	—		25,276,404
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$149,279	$25,720,251	$94,683		$25,964,213

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,474,970	(3)	$1,474,970
Closed Block Policy Liabilities	—	—	968,554		968,554
Funds Withheld Payable at Interest	—	—	(2,447,303)		(2,447,303)
Derivative Instruments Payable:
Equity Market Contracts	7,088	241,039	—		248,127
Interest Rate Contracts	17,931	660,525	—		678,456
Foreign Currency Contracts	—	130,094	—		130,094
Other Contracts	—	600	—		600
Counterparty Netting and Cash Collateral	(23,522)	(887,558)	—	(2)	(911,080)
Total Derivative Instruments Payable	$1,497	$144,700	$—		$146,197
Embedded Derivative – Interest-sensitive Life Products	—	—	458,302		458,302
Embedded Derivative – Annuity Products	—	—	3,587,371		3,587,371
Total Liabilities at Fair Value - Insurance	$1,497	$144,700	$4,041,894		$4,188,091

Total Liabilities at Fair Value	$150,776	$25,864,951	$4,136,577		$30,152,304
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.0 billion and $1.1 billion as of December 31, 2024 and 2023, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended December 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$(1,064,234)	$9,042	$(412,552)	$1,533,345	$2,136,275	$—	$33,123,449	$2,105,048	$—
Credit	5,452,916	151,713	185,716	(115,891)	(589,790)	(279,256)	—	4,805,408	(131,728)	—
Real Assets	11,295,633	934,530	—	—	181,621	112,506	—	12,524,290	18,321	—
Equity Method - Other	1,537,962	—	—	(62,977)	(51,372)	(18,313)	—	1,405,300	(24,713)	—
Other Investments	4,265,768	—	—	(8,106)	655,179	(64,167)	177	4,848,851	(158,715)	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$22,009	$194,758	$(599,526)	$1,728,983	$1,887,045	$177	$56,707,298	$1,808,213	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$822,496	$(144,561)	$105,513	$9,354,150	$—	$39,834
Structured Securities	1,830,000	—	95,965	(53,297)	347,284	36,153	52,539	2,308,644	—	68,924
Total AFS Fixed Maturity Securities	$10,401,003	$—	$95,965	$(53,598)	$1,169,780	$(108,408)	$158,052	$11,662,794	$—	$108,758
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	656,923	—	1,416	—	608,282	55,683	—	1,322,304	17,563	—
Structured Securities	593,238	—	123,566	(66,767)	67,404	41,762	—	759,203	21,901	—
Total Trading Fixed Maturity Securities	$1,250,161	$—	$124,982	$(66,767)	$675,686	$97,445	$—	$2,081,507	$39,464	$—
Mortgage and Other Loan Receivables	697,402	—	—	—	877,418	36,289	—	1,611,109	44,887	—
Real Assets	4,815,265	—	—	—	3,412,986	(107,112)	—	8,121,139	(117,906)	—
Other Investments	126,008	—	—	—	4,067	(26,252)	—	103,823	(52,911)	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	37,226	—	125,887	—	—
Reinsurance Recoverable	926,035	—	—	—	(4,514)	19,210	—	940,731	—	—
Total Assets - Insurance	$18,304,535	$—	$220,947	$(120,365)	$6,135,423	$(51,602)	$158,052	$24,646,990	$(86,466)	$108,758

Total	$71,778,388	$22,009	$415,705	$(719,891)	$7,864,406	$1,835,443	$158,229	$81,354,288	$1,721,747	$108,935

	For the Year Ended December 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation (1)	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$25,336,957	$286,848	$33,231	$(29,417)	$3,693,726	$1,600,229	$—	$30,921,574	$1,696,643	$—
Credit	5,786,026	—	253,572	(188,710)	(470,131)	72,159	—	5,452,916	116,478	—
Real Assets	17,015,112	(8,962,252)	—	(628)	3,643,071	(399,670)	—	11,295,633	(434,545)	—
Equity Method - Other	1,624,420	—	—	(2,335)	(343,597)	259,474	—	1,537,962	260,584	—
Other Investments	3,334,366	—	22,777	(22,376)	1,025,854	(94,853)	—	4,265,768	(70,060)	—
Other Derivatives	—	—	—	—	2,153	(2,153)	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$53,096,881	$(8,675,404)	$309,580	$(243,466)	$7,551,076	$1,435,186	$—	$53,473,853	$1,569,100	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,310,657	$—	$108,323	$—	$57,480	$50,066	$44,477	$8,571,003	$—	$55,176
Structured Securities	1,419,441	—	275,347	(15,666)	63,618	19,789	67,471	1,830,000	—	60,873
Total AFS Fixed Maturity Securities	$9,730,098	$—	$383,670	$(15,666)	$121,098	$69,855	$111,948	$10,401,003	$—	$116,049
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	672,023	—	—	(188)	(508)	(14,404)	—	656,923	(10,951)	—
Structured Securities	643,811	—	11,971	(11,878)	(46,528)	(4,138)	—	593,238	5,338	—
Total Trading Fixed Maturity Securities	$1,315,834	$—	$11,971	$(12,066)	$(47,036)	$(18,542)	$—	$1,250,161	$(5,613)	$—
Mortgage and Other Loan Receivables	787,515	—	—	—	(89,548)	(565)	—	697,402	(1,637)	—
Real Assets	4,757,964	—	—	—	267,328	(210,027)	—	4,815,265	(193,775)	—
Other Investments	141,763	—	—	—	7,319	(23,074)	—	126,008	(23,645)	—
Funds Withheld Receivable at Interest	12,785	—	—	—	—	75,876	—	88,661	—	—
Reinsurance Recoverable	981,775	—	—	—	(7,200)	(48,540)	—	926,035	—	—
Total Assets - Insurance	$17,727,734	$—	$395,641	$(27,732)	$251,961	$(155,017)	$111,948	$18,304,535	$(224,670)	$116,049

Total	$70,824,615	$(8,675,404)	$705,221	$(271,198)	$7,803,037	$1,280,169	$111,948	$71,778,388	$1,344,430	$116,049
(1)For transfers (out) - changes in consolidation, in certain instances, KKR's economic interests became insignificant and certain investment vehicles are no longer consolidated as a result of additional amounts subscribed for by third party investors.

	For the Year Ended December 31, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$2,818,924	$—	$(1,285,579)	$—	$1,533,345
Credit	1,501,339	—	(1,695,729)	(395,400)	(589,790)
Real Assets	1,954,238	—	(1,772,617)	—	181,621
Equity Method - Other	4,087	—	(55,459)	—	(51,372)
Other Investments	3,636,756	—	(2,889,368)	(92,209)	655,179
Total Assets - Asset Management and Strategic Holdings	$9,915,344	$—	$(7,698,752)	$(487,609)	$1,728,983

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$3,852,070	$—	$(1,239,285)	$(1,790,289)	$822,496
Structured Securities	995,608	—	(11,931)	(636,393)	347,284
Total AFS Fixed Maturity Securities	$4,847,678	$—	$(1,251,216)	$(2,426,682)	$1,169,780
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,132,431	—	(224,710)	(299,439)	608,282
Structured Securities	355,892	—	(209,172)	(79,316)	67,404
Total Trading Fixed Maturity Securities	$1,488,323	$—	$(433,882)	$(378,755)	$675,686
Mortgage and Other Loan Receivables	1,065,772	—	(2,487)	(185,867)	877,418
Real Assets	3,431,726	—	(18,740)	—	3,412,986
Other Investments	4,465	—	—	(398)	4,067
Reinsurance Recoverable	—	—	—	(4,514)	(4,514)
Total Assets - Insurance	$10,837,964	$—	$(1,706,325)	$(2,996,216)	$6,135,423

Total	$20,753,308	$—	$(9,405,077)	$(3,483,825)	$7,864,406

	For the Year Ended December 31, 2023
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$4,909,109	$—	$(1,215,383)	$—	$3,693,726
Credit	1,598,277	—	(1,945,798)	(122,610)	(470,131)
Real Assets	5,052,128	—	(1,408,018)	(1,039)	3,643,071
Equity Method - Other	10,130	—	(353,727)	—	(343,597)
Other Investments	1,545,695	—	(356,694)	(163,147)	1,025,854
Other Derivatives	2,153	—	—	—	2,153
Total Assets - Asset Management and Strategic Holdings	$13,117,492	$—	$(5,279,620)	$(286,796)	$7,551,076

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,332,909	$—	$(157,859)	$(1,117,570)	$57,480
Structured Securities	366,410	—	(1,020)	(301,772)	63,618
Total AFS Fixed Maturity Securities	$1,699,319	$—	$(158,879)	$(1,419,342)	$121,098
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	74,783	—	(8,014)	(67,277)	(508)
Structured Securities	55,633	—	(51,193)	(50,968)	(46,528)
Total Trading Fixed Maturity Securities	$130,416	$—	$(59,207)	$(118,245)	$(47,036)
Mortgage and Other Loan Receivables	1,796	—	(3,078)	(88,266)	(89,548)
Real Assets	293,571	—	(26,243)	—	267,328
Other Investments	7,537	—	(218)	—	7,319
Reinsurance Recoverable	—	—	—	(7,200)	(7,200)
Total Assets - Insurance	$2,132,639	$—	$(247,625)	$(1,633,053)	$251,961

Total	$15,250,131	$—	$(5,527,245)	$(1,919,849)	$7,803,037

	For the Year Ended December 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$2,165	$—	$96,848	$2,165
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$2,165	$—	$96,848	$2,165

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$44,891	$(268,545)	$28,478	$1,279,794	$—
Closed Block Policy Liabilities	968,554	—	—	—	5,652	16,870	(2,756)	988,320	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	(350,241)	—	(2,797,544)	—
Embedded Derivative – Interest-sensitive Life Products	458,302	—	—	—	(100,797)	134,313	—	491,818	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	1,109,304	784,388	—	5,481,063	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$1,059,050	$316,785	$25,722	$5,443,451	$—

Total	$4,136,577	$—	$—	$—	$1,059,050	$318,950	$25,722	$5,540,299	$2,165

	For the Year Ended December 31, 2023
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$137,315	$—	$—	$—	$—	$(42,632)	$—	$94,683	$(42,632)
Total Liabilities - Asset Management and Strategic Holdings	$137,315	$—	$—	$—	$—	$(42,632)	$—	$94,683	$(42,632)

Insurance
Policy Liabilities	$1,063,496	$—	$—	$—	$(4,292)	$177,932	$237,834	$1,474,970	$—
Closed Block Policy Liabilities	1,016,313	—	—	—	(11,951)	(42,705)	6,897	968,554	—
Funds Withheld Payable at Interest	(3,487,766)	—	—	—	—	1,040,463	—	(2,447,303)	—
Embedded Derivative – Interest-sensitive Life Products	337,860	—	—	—	(43,820)	164,262	—	458,302	—
Embedded Derivative – Annuity Products	1,851,381	—	—	—	955,812	780,178	—	3,587,371	—
Total Liabilities - Insurance	$781,284	$—	$—	$—	$895,749	$2,120,130	$244,731	$4,041,894	$—

Total	$918,599	$—	$—	$—	$895,749	$2,077,498	$244,731	$4,136,577	$(42,632)

	Year Ended December 31, 2024
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—

Insurance
Policy Liabilities	$59,211	$(14,320)	$44,891
Closed Block Policy Liabilities	5,652	—	5,652
Embedded Derivative – Interest-sensitive Life Products	—	(100,797)	(100,797)
Embedded Derivative – Annuity Products	1,375,081	(265,777)	1,109,304
Total Liabilities - Insurance	$1,439,944	$(380,894)	$1,059,050

Total	$1,439,944	$(380,894)	$1,059,050

	Year Ended December 31, 2023
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—

Insurance
Policy Liabilities	$1,803	$(6,095)	$(4,292)
Closed Block Policy Liabilities	—	(11,951)	(11,951)
Embedded Derivative – Interest-sensitive Life Products	—	(43,820)	(43,820)
Embedded Derivative – Annuity Products	1,081,979	(126,167)	955,812
Total Liabilities - Insurance	$1,083,782	$(188,033)	$895,749

Total	$1,083,782	$(188,033)	$895,749

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of December 31, 2024. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value December 31, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$33,123,449

Private Equity	$30,498,966	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.0%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	28.5%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	69.3%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	2.2%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	18.9x	5.0x - 29.1x	Increase
			Enterprise Value/Forward EBITDA Multiple	17.1x	4.7x - 32.1x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.3%	5.6% - 14.4%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.8x	6.0x - 27.6x	Increase

Level III Assets	Fair Value December 31, 2024		Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Growth Equity	$2,624,483		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.1%	10.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	35.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	3.4%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	11.6%	0.0% - 100.0%	(6)
				Weight Ascribed to Milestones	49.8%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	75.0%	50.0% - 85.0%	Increase
				Downside	11.8%	5.0% - 25.0%	Decrease
				Upside	13.2%	10.0% - 25.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	7.0x	2.3x - 12.0x	Increase

Credit	$4,805,408		Yield Analysis	Yield	10.7%	0.0% - 23.8%	Decrease
				Net Leverage	5.9x	1.6x -10.5x	Decrease
				EBITDA Multiple	12.1x	1.4x - 30.0x	Increase

Real Assets	$12,524,290

Energy	$1,466,523		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	44.7%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.3%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	5.2x	5.2x - 5.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	8.6x	5.3x- 9.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.0%	10.2% - 14.2%	Decrease
				Average Price Per BOE (8)	$42.44	$39.14 - $47.69	Increase

Infrastructure	$997,361		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	11.2%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	88.8%	75.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	0.0%	0.0% - 0.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.8x	11.8x - 11.8x	Increase
				Enterprise Value/Forward EBITDA Multiple	22.2x	11.6x - 25.6x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.0%	5.8% - 8.7%	Decrease
				Enterprise Value/EBITDA Exit Multiple	16.1x	10.0x - 22.0x	Increase

Real Estate	$10,060,406		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	8.6%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	87.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	4.0%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.4%	1.8% - 7.5%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.6%	3.1% - 9.0%	Decrease
				Unlevered Discount Rate	7.3%	2.8% - 11.0%	Decrease

Equity Method - Other	$1,405,300		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	7.1%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	52.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.5%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	0.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.4x	5.2x - 22.4x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.7x	5.3x - 19.4x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.8%	6.5% - 15.8%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.0x	9.5x - 15.0x	Increase

Other Investments	$4,848,851	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.5%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	23.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	38.9%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	37.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.0x	7.8x - 15.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	15.3x	7.3x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.8%	7.3% - 19.5%	Decrease
				Enterprise Value/EBITDA Exit Multiple	13.3x	8.5x - 15.0x	Increase

Level III Assets	Fair Value December 31, 2024	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

INSURANCE(10)

Corporate Fixed Maturity Securities	$10,676,454	Discounted cash flow	Discount Spread	2.2%	0.2% - 5.0%	Decrease

Structured Securities	$3,067,847	Discounted cash flow	Discount Spread	2.3%	1.3% - 4.4%	Decrease
			Constant Prepayment Rate	13.6%	10.0% - 15.0%	Increase/Decrease
			Constant Default Rate	0.3%	0.0% - 3.0%	Decrease
			Loss Severity	9.4%	0.0% - 95.0%	Decrease

Mortgage and Other Loan Receivables	$1,611,109	Discounted cash flow	Discount Spread	2.6%	0.7% - 4.7%	Decrease

Real Assets	$8,121,139	Discounted cash flow	Discount Rate	7.4%	6.5% - 8.3%	Decrease
			Terminal Capitalization Rate	5.8%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$940,731	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.3	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would take these inputs into account when valuing the investments and debt obligations. "LTM" means last twelve months, and "EBITDA" means earnings before interest, taxes, depreciation, and amortization.
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
(9)Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other, or investments of consolidated CFEs.
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

Level III Liabilities	Fair Value December 31, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$96,848	Yield Analysis	Yield	9.7%	6.6% - 14.8%	Decrease

INSURANCE(4)

Policy Liabilities	$1,279,794	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.6%	0.4% - 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.4%	3.7% - 7.6%	Decrease
			Mortality Rate	4.8%	3.5% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.6% / 0.7%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.6% - 28.0%	Decrease
			Surrender Rate	4.1%	0.1% - 39.5%	Decrease

Level III Liabilities	Fair Value December 31, 2024	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Closed Block Policy Liabilities	$988,320	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.3	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.6%	0.4% - 0.7%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Embedded Derivative – Interest-Sensitive Life Products	$491,818	Policy persistency is a significant unobservable input.	Lapse Rate	3.2%		Decrease
			Mortality Rate	0.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-Specific Credit Risk	0.6%	0.4% - 0.7%	Decrease

Embedded Derivative – Annuity Products	$5,481,063	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.9%		Increase
			Institutional FIA	18.6%		Decrease
			Mortality Rate:
			Retail FIA	2.7%		Decrease
			Institutional FIA	1.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.7%		Increase
			Instrument-Specific Credit Risk	0.6%	0.4% - 0.7%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of December 31, 2024 and 2023:

		Fair Value Hierarchy
As of December 31, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$51,139,968	$—	$—	$49,542,913	$49,542,913
Policy Loans	1,622,958	—	—	1,557,776	1,557,776
FHLB Common Stock and Other Investments	166,919	—	—	166,919	166,919
Funds Withheld Receivables at Interest	2,411,971	—	2,411,971	—	2,411,971
Cash and Cash Equivalents	6,343,445	6,343,445	—	—	6,343,445
Restricted Cash and Cash Equivalents	350,512	350,512	—	—	350,512
Total Financial Assets	$62,035,773	$6,693,957	$2,411,971	$51,267,608	$60,373,536
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$59,880,083	$—	$51,914,709	$7,088,877	$59,003,586
Funds Withheld Payables at Interest	46,759,454	—	46,759,454	—	46,759,454
Debt Obligations	3,713,336	—	—	3,682,060	3,682,060
Securities Sold Under Agreements to Repurchase	261,396	—	261,396	—	261,396
Total Financial Liabilities	$110,614,269	$—	$98,935,559	$10,770,937	$109,706,496

		Fair Value Hierarchy
As of December 31, 2023	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$38,480,525	$—	$—	$35,539,059	$35,539,059
Policy Loans	1,556,030	—	—	1,341,005	1,341,005
FHLB Common Stock and Other Investments	173,148	—	—	173,148	173,148
Funds Withheld Receivables at Interest	2,624,984	—	2,624,984	—	2,624,984
Cash and Cash Equivalents	11,954,675	11,954,675	—	—	11,954,675
Restricted Cash and Cash Equivalents	342,954	342,954	—	—	342,954
Total Financial Assets	$55,132,316	$12,297,629	$2,624,984	$37,053,212	$51,975,825
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$53,821,432	$—	$45,395,423	$6,966,991	$52,362,414
Funds Withheld Payables at Interest	36,786,825	—	36,786,825	—	36,786,825
Debt Obligations	2,587,857	—	—	2,396,587	2,396,587
Securities Sold Under Agreements to Repurchase	1,358,434	—	1,358,434	—	1,358,434
Total Financial Liabilities	$94,554,548	$—	$83,540,682	$9,363,578	$92,904,260

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2024	December 31, 2023
Assets
Asset Management and Strategic Holdings
Credit	$1,310,984	$976,978
Investments of Consolidated CFEs	27,488,538	24,996,298
Real Assets	55,087	59,721
Equity Method - Other	1,832,534	2,283,588
Other Investments	110,979	153,597
Total Asset Management and Strategic Holdings	$30,798,122	$28,470,182
Insurance
Fixed Maturity Securities	$100,162	$—
Mortgage and Other Loan Receivables	1,611,109	697,402
Real Assets	471,498	169,407
Other Investments	47,944	63,470
Reinsurance Recoverable	940,731	926,035
Total Insurance	$3,171,444	$1,856,314

Total Assets	$33,969,566	$30,326,496

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$27,150,809	$25,276,404
Total Asset Management and Strategic Holdings	$27,150,809	$25,276,404
Insurance
Policy Liabilities	$1,265,878	$1,322,555
Total Insurance	$1,265,878	$1,322,555

Total Liabilities	$28,416,687	$26,598,959

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	For the Year Ended December 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(30,456)	$5,968	$(24,488)
Investments of Consolidated CFEs	(61,580)	84,799	23,219
Real Assets	—	(4,634)	(4,634)
Equity Method - Other	52,204	(176,599)	(124,395)
Other Investments	932	279	1,211
Total Asset Management and Strategic Holdings	$(38,900)	$(90,187)	$(129,087)
Insurance
Mortgage and Other Loan Receivables	$—	$42,778	$42,778
Real Assets	—	(13,543)	(13,543)
Other Investments	—	(15,119)	(15,119)
Total Insurance	$—	$14,116	$14,116

Total Assets	$(38,900)	$(76,071)	$(114,971)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(10,387)	$(58,952)	$(69,339)
Total Asset Management and Strategic Holdings	$(10,387)	$(58,952)	$(69,339)
Insurance
Policy Liabilities	$—	$84,672	$84,672
Total Insurance	$—	$84,672	$84,672

Total Liabilities	$(10,387)	$25,720	$15,333

	For the Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(85,682)	$66,109	$(19,573)
Investments of Consolidated CFEs	(104,196)	1,019,063	914,867
Real Assets	51,637	(54,697)	(3,060)
Equity Method - Other	170,909	61,205	232,114
Other Investments	1,455	(813)	642
Total Asset Management and Strategic Holdings	$34,123	$1,090,867	$1,124,990
Insurance
Mortgage and Other Loan Receivables	$—	$(1,342)	$(1,342)
Real Assets	—	(52,291)	(52,291)
Other Investments	—	(13,123)	(13,123)
Total Insurance	$—	$(66,756)	$(66,756)

Total Assets	$34,123	$1,024,111	$1,058,234

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(1,212)	$(1,015,491)	$(1,016,703)
Total Asset Management and Strategic Holdings	$(1,212)	$(1,015,491)	$(1,016,703)
Insurance
Policy Liabilities	$—	$62,621	$62,621
Total Insurance	$—	$62,621	$62,621

Total Liabilities	$(1,212)	$(952,870)	$(954,082)

	For the Year Ended December 31, 2022
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(103,860)	$(9,326)	$(113,186)
Investments of Consolidated CFEs	(69,234)	(1,437,482)	(1,506,716)
Real Assets	85	19,295	19,380
Equity Method - Other	(14,891)	(201,935)	(216,826)
Other Investments	6,657	(9,927)	(3,270)
Total Asset Management and Strategic Holdings	$(181,243)	$(1,639,375)	$(1,820,618)
Insurance
Mortgage and other loan receivables	$—	$(96,569)	$(96,569)
Real assets	—	122,082	122,082
Other Investments	—	31,027	31,027
Total Insurance	$—	$56,540	$56,540

Total Assets	$(181,243)	$(1,582,835)	$(1,764,078)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(785)	$1,175,161	$1,174,376
Total Asset Management and Strategic Holdings	$(785)	$1,175,161	$1,174,376
Insurance
Policy liabilities	$—	$138,039	$138,039
Total Insurance	$—	$138,039	$138,039

Total Liabilities	$(785)	$1,313,200	$1,312,415

11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Deferred Acquisition Costs, or "DAC"	$1,731,076	$1,154,697
Value of Business Acquired	1,165,193	1,252,984
Cost-of-Reinsurance Intangibles	2,302,674	2,043,143
Total Insurance Intangibles	$5,198,943	$4,450,824
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	197,662	404,165	7,640	202,251	811,718
Amortization Expense	(108,132)	(98,550)	(8,576)	(20,081)	(235,339)
Balance, as of the End of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076

	Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	218,243	175,869	23,592	66,458	484,162
Amortization Expense	(66,059)	(61,712)	(7,534)	(15,130)	(150,435)
Balance, as of the End of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697

	Year ended December 31, 2022
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$107,104	$179,449	$54,298	$56,730	$397,581
Capitalizations	144,635	220,866	67,892	69,515	502,908
Amortization Expense	(30,060)	(32,502)	(6,169)	(10,788)	(79,519)
Balance, as of the End of the Period	$221,679	$367,813	$116,021	$115,457	$820,970
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(3,687)	(43,210)	(13,530)	(20,695)	(6,669)	(87,791)
Balance, as of the End of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193

	Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization Expense	(3,840)	(41,924)	(13,853)	3,264	(7,192)	(63,545)
Balance, as of the End of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984

	Year ended December 31, 2022
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$52,723	$709,271	$292,323	$269,172	$94,479	$1,417,968
Amortization Expense	(3,961)	(45,975)	(15,528)	(27,394)	(8,581)	(101,439)
Balance, as of the End of the Period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(21,534)	(31,283)	(29,397)	(6,113)	(13,297)	(101,624)
Balance, as of the End of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308

	Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization Expense	(32,376)	(39,072)	(40,379)	(8,481)	(15,884)	(136,192)
Balance, as of the End of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932

	Year ended December 31, 2022
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$136,227	$184,664	$500,264	$109,826	$211,296	$1,142,277
Amortization Expense	(37,885)	(39,054)	(38,672)	(10,050)	(12,492)	(138,153)
Balance, as of the End of the Period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124

Estimated future amortization of VOBA and Negative VOBA as of December 31, 2024, is as follows:

Years	VOBA	Negative VOBA	Total, net
2025	$84,071	$(86,456)	$(2,385)
2026	78,852	(70,146)	8,706
2027	73,940	(59,329)	14,611
2028	69,456	(51,274)	18,182
2029	65,376	(45,433)	19,943
Thereafter	793,498	(453,670)	339,828
Total	$1,165,193	$(766,308)	$398,885

Unearned Revenue Reserves and Unearned Front-end Loads

	Years Ended December 31,
	2024	2023	2022
	Preneed
Balance, as of the Beginning of the Period	$178,053	$118,186	$55,510
Deferral	69,303	71,798	69,548
Amortized to Income during the Period	(16,566)	(11,931)	(6,872)
Balance, as of the End of the Period	$230,790	$178,053	$118,186

Significant Inputs, Judgments, and Assumptions for DAC and Related Amortization Amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the year ended December 31, 2024, Global Atlantic concluded that there was no material change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts. For the year ended December 31, 2023, Global Atlantic updated mortality and surrender assumptions. These updates reduced the amortization rate for DAC and related amortization amounts by $4.4 million per year.

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	December 31, 2024	December 31, 2023
Policy Liabilities:
Direct	$84,062,566	$75,715,857
Assumed	101,142,800	84,342,414
Total Policy Liabilities	185,205,366	160,058,271
Ceded(1)	(45,006,124)	(35,773,958)
Net Policy Liabilities	$140,199,242	$124,284,313
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

	As of December 31, 2024			As of December 31, 2023
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$26,854	$—	$26,854	$38,857	$—	$38,857
A+	1,731,697	—	1,731,697	1,801,954	—	1,801,954
A	2,143,893	—	2,143,893	2,212,800	—	2,212,800
A-	3,926,161	3,477,840	448,321	4,430,484	3,814,976	615,508
B++	600	—	600	589	—	589
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	(231)	—	—	(228)	—	—
Not Rated or Private Rating(4)	39,979,509	40,484,070	—	30,859,068	30,210,350	648,718
Total	$47,808,483	$43,961,910	$4,351,365	$39,343,524	$34,025,326	$5,318,426
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $16.4 million and $21.0 million as of December 31, 2024 and 2023, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $40.0 billion and $30.8 billion as of December 31, 2024 and 2023, respectively, associated with cessions to co-investment vehicles (the "Ivy and other co-investment vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of December 31, 2024 and 2023, Global Atlantic had $2.5 billion and $2.7 billion of funds withheld receivable at interest, respectively, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Years Ended December 31,
	2024	2023	2022
Net Premiums:
Direct	$642,803	$118,535	$111,602
Assumed	11,915,597	4,138,758	2,413,234
Ceded	(4,659,566)	(2,281,618)	(1,342,375)
Net Premiums	$7,898,834	$1,975,675	$1,182,461

	Years Ended December 31,
	2024	2023	2022
Policy Fees:
Direct	$917,684	$912,931	$950,702
Assumed	1,111,998	442,085	328,528
Ceded	(651,996)	(94,767)	(17,509)
Net Policy Fees	$1,377,686	$1,260,249	$1,261,721

	Years Ended December 31,
	2024	2023	2022
Net Policy Benefits and Claims:
Direct	$4,047,792	$3,406,055	$812,961
Assumed	15,949,420	5,922,927	3,255,354
Ceded	(6,703,930)	(2,966,725)	(1,710,077)
Net Policy Benefits and Claims	$13,293,282	$6,362,257	$2,358,238

Global Atlantic holds collateral for and provides collateral to its reinsurance clients. Global Atlantic held $46.6 billion and $36.7 billion of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, reinsurers held collateral of $1.1 billion and $1.2 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of December 31, 2024 and 2023, these trusts held in excess of the $100.2 billion and $81.8 billion of assets they are required to hold in order to support reserves of $96.9 billion and $79.4 billion, respectively. Of the cash held in trust, Global Atlantic classified $185.8 million and $90.8 million as restricted as of December 31, 2024 and 2023, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the years ended December 31, 2024, 2023, and 2022, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Years Ended December 31,
	2024	2023	2022
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$3,076,245	$3,680,514	$(590,664)
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (1)	—	51,747	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$3,076,245	$3,732,261	$(590,664)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	887,021,433	867,496,813	749,504,970
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$3.47	$4.24	$(0.79)

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	887,021,433	867,496,813	749,504,970
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	51,883,167	25,294,958	—
Assumed conversion of Series C Mandatory Convertible Preferred Stock (1)	—	18,995,662	—
Weighted Average Shares of Common Stock Outstanding - Diluted	938,904,600	911,787,433	749,504,970
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$3.28	$4.09	$(0.79)
(1)For the year ended December 31, 2023, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(2)For the years ended December 31, 2024 and 2023 Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership. For the year ended December 31, 2022, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock.

Exchangeable Securities
For the years ended December 31, 2024, 2023, and 2022, KKR Holdings Units and vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR Group Partnership. Since May 31, 2022, there are no outstanding KKR Holdings Units. See Note 1 "Organization" in our financial statements.

	Years Ended December 31,
	2024	2023	2022
Weighted Average KKR Holdings Units	—	—	107,018,025
Weighted Average Vested Restricted Holdings Units	6,828,095	3,675,345	2,250,186
Total	6,828,095	3,675,345	109,268,211
Market Condition Awards
For the years ended December 31, 2024, 2023, and 2022, 19.4 million, 25.7 million, and 17.5 million respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$293,379	$271,544
Receivables	259,644	55,602
Due from Broker (2)	97,524	76,075
Deferred Tax Assets, net	50,627	48,580
Interest Receivable	264,680	351,999
Fixed Assets, net (3)	902,896	863,096
Foreign Exchange Contracts and Options (4)	511,513	264,621
Goodwill (5)	509,561	558,279
Intangible Assets (6)	1,457,871	1,624,648
Derivative Assets	8,444	4,792
Prepaid Taxes	167,751	211,966
Prepaid Expenses	57,629	56,828
Operating Lease Right of Use Assets (7)	701,274	358,684
Deferred Financing Costs	19,594	19,213
Other	231,899	209,296
Total Asset Management and Strategic Holdings	$5,534,286	$4,975,223

Insurance
Deferred Tax Assets, net	$2,788,672	$2,273,757
Accrued Investment Income	1,475,704	1,220,781
Goodwill	509,972	501,496
Intangible Assets and Deferred Sales Inducements(8)	343,657	258,529
Premiums and Other Account Receivables	254,992	188,136
Other	276,104	152,486
Operating Lease Right of Use Assets(7)	165,204	172,955
Unsettled Investment Sales(1) and Derivative Collateral Receivables	141,532	27,562
Derivative Assets	61,351	45,694
Prepaid Taxes	273,197	42,294
Market Risk Benefit Asset	2,319	17
Total Insurance	$6,292,704	$4,883,707

Total Other Assets	$11,826,990	$9,858,930
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $326.0 million and $257.4 million as of December 31, 2024 and December 31, 2023, respectively. Depreciation and amortization expense of $71.6 million, $68.4 million, and $54.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of December 31, 2024, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of December 31, 2024, there are approximately $(82.9) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of December 31, 2024, there are approximately $(282.7) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $89.7 million, $67.8 million, and $54.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the years ended December 31, 2024, 2023, and 2022, the operating lease cost was $20.9 million, $21.9 million, and $25.0 million, respectively.
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 11.7 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $19.1 million, $17.6 million, and $17.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2024	December 31, 2023
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$4,170,773	$2,664,694
Unsettled Investment Purchases (2)	2,081,970	574,986
Securities Sold Short (3)	109,168	149,136
Derivative Liabilities	—	2,382
Accrued Compensation and Benefits	130,717	210,625
Interest Payable	467,324	492,501
Foreign Exchange Contracts and Options (4)	131,339	441,608
Accounts Payable and Accrued Expenses	425,731	221,851
Taxes Payable	91,398	39,255
Uncertain Tax Positions	42,054	23,579
Unfunded Revolver Commitments	96,848	94,683
Operating Lease Liabilities (5)	722,241	360,852
Deferred Tax Liabilities, net	2,840,342	2,370,118
Other Liabilities	138,598	72,145
Total Asset Management and Strategic Holdings	$11,448,503	$7,718,415

Insurance
Accrued Expenses	$562,226	$607,262
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	347,121	205,669
Insurance Operations Balances in Course of Settlement	190,775	250,367
Securities Sold Under Agreements to Repurchase	261,396	1,358,434
Derivative Liabilities	389,187	146,197
Operating Lease Liabilities(5)	185,547	193,566
Accrued Employee Related Expenses	107,049	370,984
Interest Payable	40,315	15,894
Tax Payable to Former Parent Company	49,477	62,545
Accounts and Commissions Payable	31,414	32,104
Other Tax Related Liabilities	22,455	12,984
Total Insurance	$2,186,962	$3,256,006

Total Accrued Expenses and Other Liabilities	$13,635,465	$10,974,421
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 13.1 years and 10.3 years as of December 31, 2024 and December 31, 2023, respectively. The weighted average discount rates were 3.7% and 2.9% as of December 31, 2024 and December 31, 2023, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 10 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.4 years and 7.6 years as of December 31, 2024 and 2023, respectively. The weighted average discount rates were 4.7% and 4.4% as of December 31, 2024 and 2023, respectively. The weighted average remaining lease terms for land were 42.8 years and 43.7 years as of December 31, 2024 and 2023, respectively. For Asset Management and Insurance, non cash right of use assets obtained in exchange for new operating lease liabilities were $408.0 million, $32.5 million, and $159.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2024, KKR's commitments to these unconsolidated investment funds were $3.6 billion. KKR generally has not provided any financial support other than its obligated amount as of December 31, 2024. Additionally, Global Atlantic also has unfunded commitments of $25.8 million as of December 31, 2024.
As of December 31, 2024 and December 31, 2023, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	December 31, 2024	December 31, 2023
Investments	$9,798,370	$7,877,904
Due from (to) Affiliates, net	1,437,525	1,097,939
Maximum Exposure to Loss	$11,235,895	$8,975,843

Insurance
Real Assets	$124,910	$189,029
Other Investments	664,951	35,721
Maximum Exposure to Loss	$789,861	$224,750

Total Maximum Exposure to Loss	$12,025,756	$9,200,593

16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	December 31, 2024				December 31, 2023
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,468,753	—	—	—	2,236,492	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,218,753	—	—	—	2,986,492	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	746,000	709,328	—	—	—	—
After 5 Years	—	4,250,000	4,167,548	3,436,331	—	5,000,000	4,890,919	4,181,595
Subtotal	—	5,000,000	4,913,548	4,145,659	—	5,000,000	4,890,919	4,181,595
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year	—	31,788	31,762	31,766	—	—	—	—
1-5 Years	—	830,314	826,986	823,390	—	610,552	608,047	606,447
After 5 Years	—	591,902	584,999	570,285	—	363,069	357,986	337,097
Subtotal	—	1,454,004	1,443,747	1,425,441	—	973,621	966,033	943,544
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	673,366	669,325	634,836	—	717,400	712,331	646,248
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	673,366	669,325	634,836	—	717,400	712,331	646,248
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	500,000	487,110	366,200	—	500,000	486,755	377,400
Subtotal	—	500,000	487,110	366,200	—	500,000	486,755	377,400
KFN USD Senior Notes: (2)(3)(4)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	690,000	684,730	608,237	—	690,000	684,032	624,018
Subtotal	—	690,000	684,730	608,237	—	690,000	684,032	624,018
KFN Junior Subordinated Notes:(2)(4)(5)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	258,517	240,136	211,909	—	258,517	238,801	208,902
Subtotal	—	258,517	240,136	211,909	—	258,517	238,801	208,902
Total KKR & KFN Notes	4,218,753	8,575,887	8,438,596	7,392,282	2,986,492	8,139,538	7,978,871	6,981,707

Other Debt Obligations: (1)(2)(8)	5,628,669	37,697,802	37,495,324	37,409,158	6,618,692	37,274,503	36,907,999	36,699,920

Total	$9,847,422	$46,273,689	$45,933,920	$44,801,440	$9,605,184	$45,414,041	$44,886,870	$43,681,627

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	December 31, 2024	December 31, 2023
KKR USD Senior Notes	4.23%	4.23%
KKR Yen Senior Notes	1.67%	1.46%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	4.63%	4.63%
KFN USD Senior Notes	5.44%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)Interest rates of the notes are floating and the weighted average interest rate is 7.3% and 8.1% and the weighted average years to maturity is 11.8 years and 12.8 years as of December 31, 2024 and December 31, 2023, respectively.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of December 31, 2024 and December 31, 2023, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
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
Certain other terms of the Corporate Credit Agreement include: (i) financial covenants that require KKR to maintain a maximum leverage ratio (excluding the indebtedness of KKR Financial Holdings LLC and Global Atlantic of not greater than 4.0x covenant EBITDA and to maintain at least $150 billion in fee paying assets under management; (ii) customary affirmative covenants and certain negative covenants, including a limitation on the ability of the Borrowers and the guarantors to, among other things, pledge the stock of their subsidiaries; and (iii) customary events of default, upon the occurrence of which the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments.

KKR Group Finance Co. XI LLC May 2024 Notes Offering
On May 30, 2024, KKR Group Finance Co. XI LLC, an indirect subsidiary of KKR & Co. Inc., completed the offering of (i) ¥44,600,000,000 aggregate principal amount of its 1.559% Senior Notes due 2029 (the “2029 Notes”), (ii) ¥1,000,000,000 aggregate principal amount of its 1.762% Senior Notes due 2031 (the “2031 Notes”), (iii) ¥26,200,000,000 aggregate principal amount of its 2.083% Senior Notes due 2034 (the “2034 Notes”), (iv) ¥10,000,000,000 aggregate principal amount of its 2.719% Senior Notes due 2044 (the “2044 Notes”), and (v) ¥9,600,000,000 aggregate principal amount of its 3.008% Senior Notes due 2054 (the “2054 Notes” and, together with the 2029 Notes, the 2031 Notes, the 2034 Notes and the 2044 Notes, the “Yen Notes”). The Yen Notes are guaranteed by KKR & Co. Inc. and KKR Group Partnership L.P.
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
The Yen Notes were issued pursuant to an indenture dated as of April 26, 2022, among KKR Group Finance Co. XI LLC, KKR Group Co. Inc. (formerly known as KKR & Co. Inc.), KKR Group Partnership and The Bank of New York Mellon Trust Company, N.A., as trustee (as supplemented, the “Indenture”). The Indenture includes covenants, including limitations on KKR Group Finance Co. XI LLC’s and the guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The Indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Yen Notes may declare the Yen Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership, or reorganization, the principal amount of the Yen Notes and any accrued and unpaid interest on the Yen Notes automatically become due and payable. If a change of control repurchase event occurs, the Yen Notes are subject to repurchase by KKR Group Finance Co. XI LLC at a repurchase price in cash equal to 101% of the aggregate principal amount of the Yen Notes repurchased plus any accrued and unpaid interest on the Yen Notes repurchased to, but not including, the date of repurchase.
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
If a borrowing is made under the KCM 364-Day Revolving Credit Agreement, the interest rate will vary depending on the type of drawdown requested. If the borrowing is: (i) denominated in U.S. dollars and a term rate, it will be based on the term Secured Overnight Financing Rate ("SOFR"), (ii) denominated in euros, it will be based on EURIBOR and (iii) denominated in pounds sterling, it will be based on the Sterling Overnight Interbank Average Rate ("SONIA"), in each case, plus the applicable margin which ranges initially between 1.50% and 2.75%, depending on the duration of the loan. If the borrowing is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.50% and 1.75% depending on the amount and nature of the loan. Borrowings under the KCM 364-Day Revolving Credit Agreement may only be used to facilitate the settlement of debt transactions syndicated by KKR's capital markets business. Obligations under the KCM 364-Day Revolving Credit Agreement are limited to the KCM Borrowers, which are solely entities involved in KKR's capital markets business, and liabilities under the KCM 364-Day Revolving Credit Agreement are non-recourse to other parts of KKR.
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
If a borrowing is made on the KCM Credit Facility, the interest rate will vary depending on the type of drawdown requested. If the borrowing is (i) denominated in U.S. dollars and a term rate, it will be based on term SOFR, (ii) denominated in euros, it will be based on EURIBOR, and (iii) denominated in pounds sterling, it will be based on SONIA, in each case, plus the applicable margin which ranges initially between 1.75% and 3.00%, depending on the amount and nature of the loan. If the loan is an ABR Loan, it will be based on the greater of (i) the federal funds rate plus 0.50% and (ii) term SOFR for one-month tenor plus 1.00%, in each case, plus the applicable margin which ranges initially between 0.75% and 2.00% depending on the amount and nature of the loan. Obligations under the KCM Credit Facility may only be used for KKR’s capital markets business, and its only obligors are entities involved in KKR’s capital markets business, and its liabilities are non-recourse to other parts of KKR’s business.
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
In certain other cases, investments and other assets held directly by majority-owned consolidated levered investment vehicles and other entities have been funded with borrowings that are collateralized by the investments and assets they own. These borrowings are non-recourse to KKR beyond the investments or assets serving as collateral or the capital that KKR has committed to fund such investment vehicles. Such borrowings have varying maturities and generally bear interest at fixed rates.
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
As of December 31, 2024, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other (1)	$5,628,669	$10,368,391	$10,344,515	$10,258,349	5.7%	4.4
Debt Obligations of Consolidated CFEs	—	27,329,411	27,150,809	27,150,809	(2)	10.4
	$5,628,669	$37,697,802	$37,495,324	$37,409,158
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $2.8 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 6.1%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of December 31, 2024, the fair value of the consolidated CLO assets was $30.8 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Global Atlantic's debt obligations consisted of the following:

	December 31, 2024				December 31, 2023
By Remaining Maturity at Period End Date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$—	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	800,000	200,000	200,000	200,000
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	800,000	200,000	200,000	200,000
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	500,000	459,138	474,250	—	—	—	—
After 5 Years	—	2,050,000	1,854,183	2,040,505	—	1,800,000	1,648,467	1,715,155
Subtotal	—	2,550,000	2,313,321	2,514,755	—	1,800,000	1,648,467	1,715,155
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,350,000	1,329,615	1,353,975	—	750,000	739,390	643,575
Subtotal	—	1,350,000	1,329,615	1,353,975	—	750,000	739,390	643,575

Debt Obligations of Consolidated Special Purpose Vehicles(3)	269,600	70,400	70,400	70,394	—	—	—	—
Total	$1,269,600	$3,970,400	$3,713,336	$3,939,124	$800,000	$2,750,000	$2,587,857	$2,558,730

(1)Carrying value of debt as of December 31, 2024 and 2023, includes purchase accounting adjustments of $34.1 million and $40.2 million, respectively, net debt issuance costs of $(57.9) million and $(36.5) million, respectively, and cumulative fair value loss on hedged debt obligations of $(233.2) million and $(165.8) million, respectively. The amortization of the purchase accounting adjustments was $6.1 million, $3.1 million, and $7.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated sponsored reinsurance vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	December 31, 2024	December 31, 2023
Senior Notes	5.67%	5.22%
Subordinated Notes	6.14%	4.70%
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
In May 2024, GA FinCo terminated its revolving credit facility and replaced it with a new credit agreement with GA FinCo, as borrower, GALD, as guarantor, and Wells Fargo Bank, N.A., as administrative agent, that (1) provides for up to $1.0 billion of revolving borrowings, including up to $500 million of letters of credit, (2) has a maturity of May 2029, and (3) contains customary events of default, representations and warranties and covenants that are substantially similar to those that were in the terminated revolving credit agreement, including the consolidated debt to capitalization and net worth covenants. Interest on any funded borrowings accrues at SOFR plus a spread ranging from 1.225% to 1.975%, based on GALD’s long-term issuer credit ratings. The borrower must pay a commitment fee on any unfunded committed balance under the agreement, ranging from 0.125% to 0.300% based on the long-term issuer credit rating.

Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2024. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of December 31, 2024.

Scheduled principal payments for Asset Management and Strategic Holdings debt obligations at December 31, 2024 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2025	—	31,788	3,685,902	3,717,690
2026	—	—	496,776	496,776
2027	—	231,420	404,349	635,769
2028	—	284,188	614,527	898,715
2029	—	1,738,072	574,652	2,312,724
Thereafter	—	6,290,419	31,921,596	38,212,015
	$—	$8,575,887	$37,697,802	$46,273,689

Scheduled principal payments for Insurance debt obligations at December 31, 2024 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2025	$—	$—	$—	$—
2026	—	—	—	—
2027	—	—	70,400	70,400
2028	—	—	—	—
2029	—	500,000	—	500,000
Thereafter	—	3,400,000	—	3,400,000
	$—	$3,900,000	$70,400	$3,970,400

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Policyholders’ Account Balances	$137,881,796	$125,187,354
Liability for Future Policy Benefits	26,795,091	17,823,750
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,491,915	7,129,785
Market Risk Benefit Liability	1,002,236	1,120,968
Other Policy-related Liabilities(1)	12,034,328	8,796,414
Total Policy Liabilities	$185,205,366	$160,058,271
(1)Other policy-related liabilities as of December 31, 2024 and 2023 primarily consist of embedded derivatives associated with contractholder deposit funds ($6.0 billion and $4.0 billion, respectively), cost-of-reinsurance liabilities ($3.1 billion and $1.8 billion, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), negative VOBA ($766.3 million and $867.9 million, respectively) and outstanding claims ($303.8 million and $235.1 million, respectively).

Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the years ended December 31, 2024 and 2023, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$56,762,736	$30,168,445	$21,969,053	$7,015,998	$9,271,122	$125,187,354
Issuances and Premiums Received	16,453,922	8,097,987	1,991,442	2,372,925	1,611,601	30,527,877
Benefit Payments, Surrenders, and Withdrawals	(10,038,636)	(5,211,414)	(1,453,435)	(2,553,181)	(1,579,574)	(20,836,240)
Interest(2)	2,305,618	773,638	723,201	277,270	343,238	4,422,965
Other Activity(3)	(397,023)	(110,321)	(1,054,364)	45,091	96,457	(1,420,160)
Balance as of End of Period	$65,086,617	$33,718,335	$22,175,897	$7,158,103	$9,742,844	$137,881,796
Less: Reinsurance Recoverable	(11,664,932)	(3,074,278)	(7,504,951)	—	(3,532,472)	(25,776,633)
Balance as of End of Period, Net of Reinsurance Recoverable	$53,421,685	$30,644,057	$14,670,946	$7,158,103	$6,210,372	$112,105,163

Average Interest Rate	4.05%	2.74%	3.29%	4.21%	3.31%	3.56%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$111,882,678	$—	$1,140,998	$113,023,676
Cash Surrender Value(5)	$50,421,300	$33,928,559	$13,974,862	$—	$4,458,881	$102,783,602
(1)“Other” consists of activity related to payout annuities without life contingencies, preneed, variable annuities, and life products.
(2)Interest includes interest credited to policyholders’ account values, and interest accreted in other components of the policyholder account balance, including investment-type contract values, host amounts for contractholder deposits with embedded derivatives, funding agreements, and other associated reserves.
(3) “Other activity” includes policy charges, fees and commissions, transfers, assumption changes, fair value changes, and the impact of hedge fair value adjustments.
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
(1)“Other” consists of activity related to payout annuities without life contingencies, preneed, variable annuities, and life products.
(2)Interest includes interest credited to policyholders’ account values, and interest accreted in other components of the policyholder account balance, including investment-type contract values, host amounts for contractholder deposits with embedded derivatives, funding agreements, and other associated reserves.
(3)“Other activity” includes policy charges, fees and commissions, transfers, assumption changes, fair value changes, and the impact of hedge fair value adjustments.
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

	As of December 31, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of guaranteed minimum crediting rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,479,329	$36,286	$357,440	$740,947	$32,674,542	$37,288,544
1.00% - 1.99%	1,304,845	738,935	805,357	1,867,453	10,903,160	15,619,750
2.00% - 2.99%	769,182	36,663	56,798	697,085	3,671,581	5,231,309
3.00% - 4.00%	10,302,787	1,619,059	474,803	1,253,515	1,478,389	15,128,553
Greater Than 4.00%	11,785,696	1,353,687	76,806	7,020	—	13,223,209
Total	$27,641,839	$3,784,630	$1,771,204	$4,566,020	$48,727,672	$86,491,365
Percentage of Total	32%	4%	2%	5%	57%	100%

	As of December 31, 2023
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of guaranteed minimum crediting rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,706,701	$25,839	$660,189	$3,546,450	$25,940,436	$32,879,615
1.00% - 1.99%	1,471,320	1,013,423	999,852	1,968,519	6,603,795	12,056,909
2.00% - 2.99%	896,276	44,850	55,874	109,411	1,310,234	2,416,645
3.00% - 4.00%	12,494,439	1,186,572	414,111	953,560	1,067,325	16,116,007
Greater Than 4.00%	12,095,647	1,385,538	138,112	117,561	298,493	14,035,351
Total	$29,664,383	$3,656,222	$2,268,138	$6,695,501	$35,220,283	$77,504,527
Percentage of Total	38%	5%	3%	9%	45%	100%
Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31, 2024			December 31, 2023
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(208,370)	$(208,370)	$—	$(255,401)	$(255,401)

Balance at Original Discount Rate	$—	$(241,058)	$(241,058)	$—	$(308,674)	$(308,674)
Effect of Changes in Cash Flow Assumptions	—	—	—	—	43,842	43,842
Effect of Actual Variances from Expected Experience	—	(99,920)	(99,920)	—	(4,839)	(4,839)
Adjusted Beginning of Period Balance	—	(340,978)	(340,978)	—	(269,671)	(269,671)

	Years Ended
	December 31, 2024			December 31, 2023
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Issuances	—	(1,276,555)	(1,276,555)	—	—	—
Interest	—	(48,966)	(48,966)	—	(4,314)	(4,314)
Net Premiums Collected	—	221,836	221,836	—	32,927	32,927
Ending Balance at Original Discount Rate	—	(1,444,663)	(1,444,663)	—	(241,058)	(241,058)
Effect of Changes in Discount Rate Assumptions	—	45,452	45,452	—	32,688	32,688
Balance as of End of Period	$—	$(1,399,211)	$(1,399,211)	$—	$(208,370)	$(208,370)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$17,427,353	$604,767	$18,032,120	$14,021,515	$679,806	$14,701,321

Balance at Original Discount Rate	$20,040,000	$701,655	$20,741,655	$17,321,203	$818,450	$18,139,653
Effect of Changes in Cash Flow Assumptions	(28,430)	—	(28,430)	(1,563)	(46,438)	(48,001)
Effect of Actual Variances from Expected Experience	18,093	(34,295)	(16,202)	29,339	13,296	42,635
Adjusted Beginning of Period Balance	20,029,663	667,360	20,697,023	17,348,979	785,308	18,134,287
Issuances	3,307,864	9,008,029	12,315,893	3,869,133	458	3,869,591
Interest	644,967	345,231	990,198	437,596	9,246	446,842
Benefit Payments	(1,866,380)	(683,709)	(2,550,089)	(1,615,708)	(93,357)	(1,709,065)
Ending Balance at Original Discount Rate	22,116,114	9,336,911	31,453,025	20,040,000	701,655	20,741,655
Effect of Changes in Discount Rate Assumptions	(3,048,636)	(210,087)	(3,258,723)	(2,612,647)	(96,888)	(2,709,535)
Balance as of End of Period	19,067,478	9,126,824	28,194,302	17,427,353	604,767	18,032,120
Net Liability for Future Policy Benefits	19,067,478	7,727,613	26,795,091	17,427,353	396,397	17,823,750
Less: Reinsurance Recoverable(3)	(9,579,679)	(6,139,016)	(15,718,695)	(9,270,511)	(3,042)	(9,273,553)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$9,487,799	$1,588,597	$11,076,396	$8,156,842	$393,355	$8,550,197
(1)Payout annuities generally only have a single premium received at contract inception. As a result, the liability for future policy benefits generally would not reflect a present value for future premiums for payout annuities.
(2)“Other” consists of activity related to long-term care insurance, variable annuities, traditional life insurance, preneed insurance, and fixed-rate annuity products. Mortality and morbidity risks associated with the long-term care insurance have been ceded to a third-party reinsurer.
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $(284.7) million and $389.9 million for the years ended December 31, 2024 and 2023, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	Gross Premiums
	Years Ended December 31,
	2024	2023	2022
Payout Annuities	$3,577,363	$4,143,287	$2,400,351
Other	8,943,328	64,493	72,159
Total Products	$12,520,691	$4,207,780	$2,472,510

The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of December 31, 2024 and 2023:

	As of December 31, 2024
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.81%	4.89%
Weighted-Average Interest Rates, Current Discount Rate	5.44%	5.51%
Weighted-Average Liability Duration (Years, Current Rates)	8.45	9.46

	As of December 31, 2023
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.37%	2.57%
Weighted-Average Interest Rates, Current Discount Rate	4.95%	4.95%
Weighted-Average Liability Duration (Years, Current Rates)	8.58	9.03
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of December 31, 2024 and 2023:

	As of December 31, 2024
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$33,415,451	$16,509,005
Expected Future Benefit Payments, Discounted (Original Discount Rate)	22,116,114	9,336,911
Expected Future Benefit Payments, Discounted (Current Discount Rate)	19,067,478	9,126,824

Expected Future Gross Premiums, Undiscounted	—	2,072,528
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,614,118
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,567,542

	As of December 31, 2023
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$29,164,580	$832,608
Expected Future Benefit Payments, Discounted (Original Discount Rate)	19,899,423	689,760
Expected Future Benefit Payments, Discounted (Current Discount Rate)	17,427,352	604,768

Expected Future Gross Premiums, Undiscounted	—	377,693
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	317,710
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	262,653
Significant Inputs, Judgments, and Assumptions used in Measuring Future Policyholder Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2024, mortality assumptions were revised for payout annuities, which resulted in a $28.4 million increase to net income before taxes. During the year ended December 31, 2023, premium and lapse assumptions were revised for traditional life insurance products (included with the “Other” category), which resulted in a $4.2 million increase to net income before taxes.
For the years ended December 31, 2024 and 2023, Global Atlantic recognized $238.1 million and $(315.0) million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the years ended December 31, 2024 and 2023, there were no changes to the methods used to determine the discount rates.

Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Balance as of Beginning of Period	$7,251,266	$5,104,810
Effect of Changes in Cash Flow Assumptions	(16,361)	13,773
Effect of Changes in Experience	(59,717)	(43,775)
Adjusted Balance as of Beginning of Period	7,175,188	5,074,808
Issuances	23,401	1,929,571
Assessments	694,061	495,559
Benefits Paid	(504,520)	(399,201)
Interest	242,080	150,529
Balance as of End of Period	7,630,210	7,251,266
Less: Impact of Unrealized Investment Gains and Losses	138,295	121,481
Less: Reinsurance Recoverable, End of Period	1,586,281	1,434,130
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$5,905,634	$5,695,655

The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	Gross Assessments
	Years Ended December 31,
	2024	2023	2022
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$710,732	$471,957	$586,269
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023
Weighted-Average Interest, Current Discount Rate	3.29%	3.09%
Weighted-Average Liability Duration (Years)	26.51	27.64
Significant Inputs, Judgments, and Assumptions used in Measuring the Additional Liabilities for Annuitization, Death, or Other Insurance Benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality, lapse rates, investment yields and interest margin. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2024, assumptions for lapse rates, investment yields, and interest margin were updated, which resulted in a $16.4 million decrease to net income before taxes. During the year ended December 31, 2023, assumptions for lapse rates, investment yields, and option budget costs were updated, which resulted in a $13.8 million increase to net income before taxes.

Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Years Ended
	December 31, 2024			December 31, 2023
	Fixed-indexed Annuity	Variable- and Other Annuities	Total	Fixed-indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$868,268	$252,683	$1,120,951	$548,536	$120,322	$668,858

Balance as of Beginning of Period, Before Impact of Changes in Instrument-specific Credit Risk	$790,615	$225,594	$1,016,209	$651,641	$150,558	$802,199
Issuances	59,261	(49)	59,212	1,839	(36)	1,803
Interest	41,965	10,142	52,107	38,739	8,590	47,329
Attributed Fees Collected	104,938	89,462	194,400	103,961	83,712	187,673
Benefit Payments	(7,240)	(7,080)	(14,320)	(4,366)	(1,729)	(6,095)
Effect of Changes in Interest Rates	(177,230)	(79,171)	(256,401)	(27,401)	4,464	(22,937)
Effect of Changes in Equity Markets	(18,262)	(69,324)	(87,586)	(23,026)	(86,643)	(109,669)
Effect of Actual Experience Different from Assumptions	49,020	(17,322)	31,698	142,453	11,021	153,474
Effect of Changes in Other Future Expected Assumptions	(126,523)	(2,145)	(128,668)	(93,225)	55,657	(37,568)
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	716,544	150,107	866,651	790,615	225,594	1,016,209
Effect of Changes in Instrument-specific Credit Risk	99,437	33,829	133,266	77,653	27,089	104,742
Balance as of End of Period	815,981	183,936	999,917	868,268	252,683	1,120,951
Less: Reinsurance Recoverable as of the End of the Period	—	(11,371)	(11,371)	—	(14,214)	(14,214)
Balance as of End of Period, Net of Reinsurance Recoverable	$815,981	$172,565	$988,546	$868,268	$238,469	$1,106,737

Net Amount at Risk	$4,696,606	$1,288,267	$5,984,873	$4,282,995	$1,423,763	$5,706,758
Weighted-average Attained Age of Contract holders (Years)	71	70	71	70	69	70

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$2,319	$818,300	$(815,981)	$—	$868,268	$(868,268)
Variable- and Other Annuities	—	183,936	(183,936)	17	252,700	(252,683)
Total	$2,319	$1,002,236	$(999,917)	$17	$1,120,968	$(1,120,951)

Significant Inputs, Judgments, and Assumptions used in Measuring Market Risk Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2024, assumptions for fixed-indexed annuities mortality, surrenders, and utilization, and variable annuity activations were updated, which resulted in a $128.7 million increase to net income before taxes.
During the year ended December 31, 2023, assumptions for fixed-indexed annuity surrender and partial withdrawals, and variable annuity surrender and activations were updated, which resulted in a $37.6 million increase to net income before taxes.

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
The following table presents the balances of and changes in separate account liabilities:

	December 31, 2024			December 31, 2023
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,565,029	$541,971	$4,107,000	$3,627,770	$503,024	$4,130,794
Premiums and Deposits	25,846	13,014	38,860	30,669	13,723	44,392
Surrenders, Withdrawals and Benefit Payments	(551,657)	(25,219)	(576,876)	(470,858)	(22,207)	(493,065)
Investment Performance	474,335	94,489	568,824	497,887	95,314	593,201
Other	(112,936)	(43,812)	(156,748)	(120,439)	(47,883)	(168,322)
Balance as of End of Period	$3,400,617	$580,443	$3,981,060	$3,565,029	$541,971	$4,107,000

Cash Surrender Value as of End of Period(1)	$3,400,617	$580,443	$3,981,060	$3,565,029	$541,971	$4,107,000
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	December 31, 2024	December 31, 2023
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,930,973	$2,131,149
Equity	1,685,944	1,596,467
Fixed Income	146,475	152,398
Money Market	217,086	226,387
Alternative	582	599
Total Assets Supporting Separate Account Liabilities	$3,981,060	$4,107,000

Closed Blocks
Summarized financial information of Global Atlantic’s closed blocks is as follows:

	December 31, 2024	December 31, 2023
Assets
Total Investments	$1,361	$1,272
Cash and Cash Equivalents	9,062	6,332
Accrued Investment Income	46	46
Reinsurance Recoverable	940,732	926,035
Deferred Income Taxes	50,321	42,926
Total Assets	1,001,522	976,611
Liabilities
Policy Liabilities	899,732	877,856
Policyholder Dividend Obligation at Fair Value	76,297	77,762
Policyholder Dividends Payable at Fair Value	9,578	10,240
Total Policy Liabilities	985,607	965,858
Accrued Expenses and Other Liabilities	13,639	12,793
Total Liabilities	999,246	978,651
Excess of Closed Block Liabilities Over Assets Designated to the Closed Blocks and Maximum Future Earnings to be Recognized from Closed Block Assets and Liabilities	$(2,276)	$2,040

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues
Premiums and Other Income	$1,449	$(911)	$(436)
Net Investment Expense	332	319	164
Total Revenues	1,781	(592)	(272)
Benefits and Expenses
Policy Benefits and Claims	(929)	(2,219)	(12,141)
Other Expenses	44	(13)	251
Total Benefits and Expenses	(885)	(2,232)	(11,890)
Net Contribution from the Closed Blocks	2,666	1,640	11,618
Income Tax (Benefit) Expense	(7,367)	861	16,185
Net Income (Loss)	$10,033	$779	$(4,567)
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
Income (loss) before income taxes includes the following components:

	For the Years Ended December 31,
	2024	2023	2022
Income (Loss) before Income Taxes:
United States	$5,087,745	$5,614,242	$(713,238)
Foreign	772,688	940,367	421,017
Total Income (Loss) before Income Taxes	$5,860,433	$6,554,609	$(292,221)
The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2024	2023	2022
Current
Federal	$363,242	$462,940	$737,737
State and Local	93,925	52,480	97,074
Foreign	188,837	108,836	94,473
Subtotal	646,004	624,256	929,284
Deferred
Federal	249,601	447,488	(703,169)
State and Local	62,538	121,198	(83,113)
Foreign	(3,747)	4,581	(17,609)
Subtotal	308,392	573,267	(803,891)
Total Income Taxes	$954,396	$1,197,523	$125,393
The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate:

	For the Years Ended December 31,
	2024	2023	2022
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%
Income not attributable to KKR & Co. Inc. (1)	(15.5)%	(8.8)%	(94.1)%
Foreign Income Taxes	—%	(0.3)%	0.8%
State and Local Income Taxes	2.2%	2.2%	(4.6)%
Compensation Charges not attributable to KKR & Co. Inc.	10.1%	4.9%	31.4%
Change in Valuation Allowance	(1.1)%	—%	—%
Non-Deductible Expenses	1.1%	—%	(0.8)%
Other	(1.5)%	(0.7)%	3.4%
Effective Income Tax Rate	16.3%	18.3%	(42.9)%
(1)Represents primarily income attributable to noncontrolling interests for all periods.

A summary of the tax effects of the temporary differences is as follows:

Asset Management and Strategic Holdings	December 31, 2024	December 31, 2023
Deferred Tax Assets
Fund Management Fee Credits	$127,006	$117,958
Equity Based Compensation	96,476	87,649
KKR Holdings Unit Exchanges (1)	387,836	421,065
Depreciation and Amortization (2)	140,088	172,995
Operating Lease Liability	179,640	83,594
Other	8,248	28,127
Total Deferred Tax Assets before Valuation Allowance	939,294	911,388
Valuation Allowance	—	—
Total Deferred Tax Assets	939,294	911,388
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses (2)(3)	3,030,794	2,629,572
Indefinite Lived Intangible Asset(4)	444,123	494,907
Operating Lease Right-of-Use Asset	179,640	83,594
Other	74,452	24,853
Total Deferred Tax Liabilities	3,729,009	3,232,926
Total Deferred Taxes, Net	$(2,789,715)	$(2,321,538)
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
(4)In connection with the acquisition of KJRM in 2022, KKR recognized a deferred tax liability resulting from the difference in the book and tax basis of the indefinite lived intangibles.

Insurance	December 31, 2024	December 31, 2023
Deferred Tax Assets
Insurance Reserves	$675,090	$552,373
Insurance Intangibles	461,211	358,154
Net Operating Loss and Capital Loss Carryforwards	813,382	828,727
Insurance Investment Basis Differences, Including Derivatives	819,881	587,339
Other	84,006	92,343
Total Deferred Tax Assets before Valuation Allowance	2,853,570	2,418,936
Valuation Allowance	(36,933)	(89,250)
Total Deferred Tax Assets	2,816,637	2,329,686
Deferred Tax Liabilities
Insurance Loss Reserve Adjustment	27,965	55,929
Total Deferred Tax Liabilities	27,965	55,929
Total Deferred Taxes, Net	$2,788,672	$2,273,757
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.

In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered our ability and intent to hold the underlying securities to recovery. Based on all available evidence, Global Atlantic concluded that a valuation allowance should be established on a portion of the US deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. In 2024, Global Atlantic concluded that it had the ability to utilize realized capital loss carryforwards prior to their expiration, and to recover its unrealized losses in the available for sale securities portfolio. As a result, Global Atlantic concluded that it was more likely than not that the related US deferred tax assets would be wholly realizable, and consequently released the previously recorded valuation allowance recorded against its deferred income tax assets. Therefore, the valuation allowance of $89 million was released through the income tax expense line of the statement of operations as of December 31, 2024.
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax ("Bermuda CIT"). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are residents in Bermuda or have a Bermuda permanent establishment. On January 2, 2024, Global Atlantic became subject to Bermuda CIT and resulted in the establishment of a $22.1 million deferred tax asset, primarily on available-for-sale securities, which was offset by a full valuation allowance. As of December 31, 2024, a valuation allowance of $36.9 million was recorded on the deferred tax assets associated with Bermuda CIT as Global Atlantic does not believe those deferred tax assets will more likely than not be realized.
As of December 31, 2024, the Global Atlantic Limited (Delaware) consolidated group has a U.S. federal net operating loss ("NOL") carryforward of $594.8 million; $56.3 million will begin to expire in 2034 and the remainder has an indefinite life. The Global Atlantic Limited (Delaware) consolidated group also has capital loss carryforwards of $402 million which will begin to expire in 2027. In addition, Global Atlantic Re Limited had a federal NOL of $2.6 billion, Global Atlantic Iris Re Limited has a federal NOL of $251.6 million, and the Global Atlantic Iris Non-life entities (Global Atlantic Iris FinCo LLC and Global Atlantic Iris LLC) have a federal NOL of $5.3 million, all of which have an indefinite life.
As of December 31, 2024, KKR has accumulated undistributed earnings generated by certain foreign subsidiaries for which we have not recorded any deferred taxes with respect to outside U.S. federal income tax basis difference on these subsidiaries because of our ability and intent to reinvest such earnings indefinitely unless they can be distributed tax free. KKR will continue to evaluate its capital management plans. It is not practicable for us to determine the amount of unrecognized deferred income tax liability due to the complexity associated with the hypothetical calculation.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA enacted a new 15% corporate minimum tax ("CAMT") on the "adjusted financial statement income" of certain large corporations, which became effective on January 1, 2023. In addition, the IRA enacted a 1% excise tax on corporate stock repurchases completed after December 31, 2022. KKR does not expect to have a CAMT liability for the year ending December 31, 2024. KKR will continue to review and monitor the issuance of additional guidance from the U.S. Treasury and the IRS.
On December 20, 2021, the OECD released Pillar Two Model Rules, which contemplate a global 15% minimum tax rate. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two, and many countries have passed legislation and others continue to work towards passing legislation to comply with Pillar Two. The changes contemplated by Pillar Two, when enacted by various countries in which we do business, may increase our taxes in such countries. Based on the available legislation, KKR concluded there was no material impact on income taxes with respect to Pillar Two for the year ended December 31, 2024. KKR will continue to evaluate the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance.
Tax Contingencies
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2024, tax returns of KKR and its predecessor entities are no longer subject to examinations for years before 2018 for U.S. federal tax returns and 2014 for state and local tax returns under general statute of limitations provisions.

For the years ended December 31, 2024, 2023, and 2022, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Unrecognized Tax Benefits, beginning of period	$16,476	$41,008	$59,633
Gross increases in tax positions in prior periods	10,677	—	5,169
Gross decreases in tax positions in prior periods	—	(13,878)	(8,414)
Gross increases in tax positions in current period	5,927	935	6,261
Lapse of statute of limitations	(250)	(219)	(551)
Settlements with taxing authorities	—	(11,370)	(21,090)
Unrecognized Tax Benefits, end of period	$32,830	$16,476	$41,008
If the above tax benefits were recognized, the effective income tax rate would be reduced. KKR believes that there could be a decrease to the tax positions up to $15 million within 12 months of the reporting date but the impact of such decrease to the effective tax rate would not be significant.
KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net increase of accrued penalties of $0.4 million and interest of $1.8 million during 2024 and in total, as of December 31, 2024, recognized a liability for penalties of $2.3 million and interest of $6.9 million. During 2023, penalties decreased by $1.3 million and interest decreased by $6.7 million and in total, as of December 31, 2023, recognized a liability for penalties of $2.0 million and interest of $5.1 million. During 2022, penalties decreased by $2.0 million and interest decreased by $2.0 million and in total, as of December 31, 2022, recognized a liability for penalties of $3.2 million and interest of $11.8 million.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards and incentive awards previously granted under the Global Atlantic Financial Company Book Value Award Plan ("GA Book Value Plan") and the Global Atlantic Senior Management Equity Incentive Plan ("GA Equity Incentive Plan") for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there are no awards outstanding under either the GA Book Value Plan or the GA Equity Incentive Plan.

	For the Years Ended December 31,
	2024	2023	2022
Asset Management (1)	$611,644	$502,816	$569,518
Insurance	134,799	115,653	160,718
Total	$746,443	$618,469	$730,236
(1)For the year ended December 31, 2022, $119.8 million represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.

KKR Equity Incentive Awards
Under KKR's equity incentive plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"), and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of December 31, 2024, 48,929,325 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former Global Atlantic employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of December 31, 2024, there was approximately $906 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.

A summary of the status of unvested Service-Vesting Awards granted from January 1, 2024 through December 31, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	23,228,671	$53.22
Granted	5,796,078	92.29
Vested	(7,062,056)	50.29
Forfeitures	(856,803)	60.07
Balance, December 31, 2024	21,105,890	$64.65
(1)Unvested Service-Vesting Awards include restricted stock units and restricted holdings units granted to certain current and former Global Atlantic employees.

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
As of December 31, 2024, there was approximately $557 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.6 years.

A summary of the status of unvested Market Condition Awards granted from January 1, 2024 through December 31, 2024 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	36,497,589	$29.59
Granted	2,278,830	58.31
Vested	(234,776)	22.10
Forfeitures	(522,620)	31.44
Balance, December 31, 2024	38,019,023	$31.33
(1)Unvested Market Condition Awards include restricted holdings units granted to certain current and former Global Atlantic employees.
As of December 31, 2024, all of the Market Condition awards have met their market price based vesting condition. These Market Condition awards remain unvested until their service conditions (as described above) are satisfied.
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
As of December 31, 2024, there was approximately $290 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from January 1, 2025 to December 31, 2026. As of December 31, 2024, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.

Modification and Replacement of Book Value Awards - Insurance
On February 1, 2021, Global Atlantic adopted the GA Book Value Plan to enhance the ability of Global Atlantic to attract, motivate and retain its employees and to promote the success of the Global Atlantic business.
The GA Book Value Plan authorized the grant of cash-settled awards ("book value awards," or "BVAs") representing the right to receive one or more payments upon vesting equal to the product of an initial dollar value set by the award multiplied by a pre-determined formula as of each applicable vesting date. The predetermined formula was equal to the quotient determined by dividing the book value of one share of TGAFG on the applicable vesting date by the book value of a share on the original grant date, subject to adjustments. Book value awards generally vested in three equal, annual installments, subject to continued employment.
BVAs were accounted for as profit sharing arrangements in accordance with Accounting Standard Codification 710, Compensation – General ("ASC 710"). On January 2, 2024, KKR replaced the BVAs with approximately 1.9 million of Service-Vesting Awards granted pursuant to our 2019 Equity Incentive Plan, which are accounted for as equity classified awards in scope of ASC 718. As such, this modification resulted in (i) a change in scope from ASC 710 to ASC 718, (ii) a change in classification from liability to equity and (iii) a corresponding reclassification of $77 million from Accrued Expenses and Other Liabilities to Additional Paid-In Capital in the consolidated statement of financial condition. Accordingly, these awards are not remeasured to fair value after the modification date. No incremental expense recognition was required upon the modification of the BVAs, because no incremental value was transferred to employees. The service and vesting conditions of the Service-Vesting Awards mirror those of the BVAs.
Modification and Replacement of GA Equity Incentive Plan Awards - Insurance
On June 24, 2021, Global Atlantic issued 1,000 non-voting incentive shares to a Bermuda exempted partnership owned by certain Global Atlantic employees, who were eligible to receive incentive units under the GA Equity Incentive Plan. These incentive units represented an interest in the receipt of certain amounts based on Global Atlantic's book value, market value, and AUM, in each case as derived in part from the value of TGAFG’s fully-diluted equity shares.
The GA Equity Incentive Plan awards were accounted for as a hybrid compensation plan, consisting of one component most closely aligned with a profit-sharing plan under ASC 710, as well as other components within scope of ASC 718, in all cases with obligations liability-classified. Accordingly, with regard to awards within scope of ASC 710, Global Atlantic recorded expense based on payouts deemed to be probable and reasonably estimable based on the book value growth of Global Atlantic at the grant date and at each reporting period. For award components subject to liability-classification under ASC 718, Global Atlantic recorded expense, net of a 0% estimated forfeiture rate, based on the fair value of awards granted, with periodic adjustments to expense for changes in fair value, over the requisite 5-year service period.
On January 2, 2024, KKR replaced the GA Equity Incentive Plan awards with (i) 1.3 million of Service-Vesting Awards with a remaining vesting period of approximately 2 years and 0.9 million of Market Condition Awards, both of which are accounted for as equity classified awards in scope of ASC 718, and (ii) $54 million in vested KKR Holdings III restricted holdings units. As such, this modification resulted in (i) a change in scope from ASC 710 to ASC 718 for a portion of the award, (ii) a change in classification from liability to equity and (iii) a corresponding reclassification of $149 million from Accrued Expenses and Other Liabilities to Additional Paid-In Capital in the consolidated statement of financial condition. No incremental expense recognition was required upon the modification of the GA Equity Incentive Plan awards, because no incremental value was transferred to employees.
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

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2024	December 31, 2023
Amounts due from unconsolidated investment funds	$1,583,090	$1,229,308
Amounts due from portfolio companies	272,955	217,544
Due from Affiliates	$1,856,045	$1,446,852
Due to Affiliates consists of:

	December 31, 2024	December 31, 2023
Amounts due to current and former employees under the tax receivable agreement	$378,951	$406,730
Amounts due to unconsolidated investment funds	145,565	131,369
Due to Affiliates	$524,516	$538,099

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
For the years ended December 31, 2024, 2023, and 2022, cash payments that have been made under the tax receivable agreement were $27.2 million, $16.3 million, and $10.3 million, respectively. KKR expects to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. As of December 31, 2024, $18.3 million of cumulative income tax savings have been realized.
Discretionary Investments
Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its hedge fund partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $863.8 million, $629.0 million, and $714.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Aircraft and Other Services
Certain of our senior employees own aircraft that are used for KKR's business in the ordinary course of its operations. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $6.2 million, $3.4 million, and $2.9 million for the use of these aircraft for the years ended December 31, 2024, 2023, and 2022, respectively, of which substantially all was paid to entities controlled by Messrs. Kravis, Roberts and Nuttall, and of which substantially all was borne by KKR rather than its investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).
Facilities
Messrs. Kravis and Roberts, including their estate planning trusts, whose beneficiaries include their children, and certain other senior employees who are not executive officers of KKR, are minority limited partners in a real estate partnership that owns KKR's Menlo Park location. Payments made to this partnership were $7.7 million, $9.5 million, and $8.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. In November 2022, this lease was renewed for another 15-year term.
Other Transactions
In June 2024, certain of our funds contributed equity interests in one portfolio company to another portfolio company in which Mr. Niel indirectly owns a minority equity interest and is a board member. Both of these portfolio companies were, and remain, majority-owned by our funds. In connection with this transaction, the contributing funds received additional equity interests in the acquiring portfolio company, with KKR’s equity interest as general partner of the contributing funds representing a value of approximately $22 million. As a result of the transaction, Mr. Niel’s equity interest in the acquiring portfolio company, which was and remains less than 5% of its outstanding equity, was diluted on the same basis as other equity holders unaffiliated with KKR. Mr. Niel was not involved in the negotiation of the transaction.

21. SEGMENT REPORTING
KKR operates through three reportable segments which are presented below and reflect how its chief operating decision-makers, who are the Co-Chief Executive Officers, allocate resources and assess performance:
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
•Strategic Holdings - The strategic holdings business currently represents KKR's participation in its core private equity strategy, which was previously presented in the Asset Management segment’s Principal Activities business line. This segment primarily generates income from dividends from these businesses. Dividends are presented net of management fees paid to the Asset Management segment. If KKR were to sell a portion or all of a business reported in Strategic Holdings, the realized gain or loss would be presented as realized investment income, net of a performance fee paid to the Asset Management segment.
KKR’s segment profitability measure used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). For each segment, the chief operating decision makers use the key measure of segment earnings to allocate resources to that segment in the annual budget and forecasting process. KKR's segment profitability measure excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions and non-operating items, which consist of: (i) impairments, (ii) transaction costs from acquisitions, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, and (v) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance, and Strategic Holdings segments:
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
KKR disclosed all the segment expenses under the significant expense principle for each reportable segment. There are no expenses to be disclosed in the other segment category, because segment revenues minus segment expenses equals the segment measure of profit of each reportable segment.
Modification of Segment Information
In connection with the scaling of the core private equity strategy on KKR’s balance sheet and the acquisition of the remaining minority equity interests in Global Atlantic on January 2, 2024, KKR reevaluated the manner in which it makes operational and resource deployment decisions and assesses the overall performance of KKR's business. Effective with the first quarter of 2024, KKR changed the preparation of the reports used by KKR's chief operating decision makers. As a result, KKR has modified the presentation of its segment financial information with retrospective application to all prior periods presented.
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

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Years Ended December 31,
	2024	2023	2022
Asset Management
Management Fees (1)(2)	$3,461,381	$3,030,325	$2,656,487
Transaction and Monitoring Fees, Net	1,165,884	720,654	775,933
Fee Related Performance Revenues	137,992	94,427	90,665
Fee Related Compensation	(833,918)	(865,336)	(769,735)
Other Operating Expenses	(663,543)	(596,284)	(585,999)
Fee Related Earnings	3,267,796	2,383,786	2,167,351
Realized Performance Income (3)	1,822,115	1,065,389	2,176,658
Realized Performance Income Compensation	(1,213,327)	(666,440)	(1,333,526)
Realized Investment Income (4)	534,668	645,031	1,033,186
Realized Investment Income Compensation	(80,198)	(103,590)	(159,003)
Asset Management Segment Earnings	$4,331,054	$3,324,176	$3,884,666

Insurance
Net Investment Income (1) (4)	$6,328,822	$5,377,817	$4,112,244
Net Cost of Insurance	(4,448,886)	(3,283,009)	(2,295,133)
General, Administrative and Other	(865,390)	(805,109)	(638,274)
Pre-tax Operating Earnings	1,014,546	1,289,699	1,178,837
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	(473,062)	(454,075)
Insurance Operating Earnings	$1,014,546	$816,637	$724,762

Strategic Holdings
Dividends, Net (2)	$76,211	$14,531	$52,863
Strategic Holdings Operating Earnings	76,211	14,531	52,863
Net Realized Investment Income (3)	87,693	—	35,332
Strategic Holdings Segment Earnings	$163,904	$14,531	$88,195

Total Segment Earnings	$5,509,504	$4,155,344	$4,697,623

(1) Includes intersegment management fees of $537.2 million, $445.9 million, and $301.3 million earned by the Asset Management segment from the Insurance segment for the years ended December 31, 2024, 2023, and 2022, respectively.

(2) Includes intersegment management fees of $31.8 million earned by the Asset Management segment from the Strategic Holdings segment for the year ended December 31, 2024.
(3) Includes intersegment performances fees of $15.5 million earned by the Asset Management segment from the Strategic Holdings segment for the year ended December 31, 2024.
(4) Includes intersegment interest expense of $10.2 million, $186.4 million, and $145.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
	As of December 31,
	2024	2023
Segment Assets:
Asset Management	$25,868,340	$27,052,445
Insurance	243,719,868	207,160,065
Strategic Holdings	8,052,232	6,668,834
Total Segment Assets	$277,640,440	$240,881,344

	Years Ended December 31,
Non-cash expenses excluded from Segment Earnings	2024	2023	2022
Equity Based Compensation and Other
Asset Management (1)	$611,644	$502,816	$569,518
Insurance (2)	134,799	71,579	93,508
Total Non-cash expenses	$746,443	$574,395	$663,026
(1)For the year ended December 31, 2022, $119.8 million represents equity-based compensation expense in connection with the allocation of units of KKR Holdings, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Amounts include the portion allocable to KKR & Co. Inc.

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Years Ended December 31,
	2024	2023	2022

Total GAAP Revenues	$21,878,698	$14,499,312	$5,704,180
Impact of Consolidation and Other	1,344,972	861,928	841,711
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(3,558,284)	(2,843,437)	2,500,509
Realized Carried Interest	1,481,760	1,005,759	1,993,860
Realized Investment Income	534,668	645,031	1,033,186
Capstone Fees	(110,953)	(100,314)	(86,665)
Expense Reimbursements	(152,726)	(75,687)	(102,927)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	211,157	14,531	88,195
Insurance Adjustments:
Net Premiums	(7,898,834)	(1,975,675)	(1,182,461)
Policy Fees	(1,377,686)	(1,260,249)	(1,261,721)
Other Income	(238,410)	(176,442)	(139,124)
(Gains) Losses from Investments(1)	1,532,863	700,380	472,053
Non-Operating Changes in Policy Liabilities and Derivatives	(32,459)	(346,963)	1,072,572
Total Segment Revenues (2)	$13,614,766	$10,948,174	$10,933,368
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Years Ended December 31,
	2024	2023	2022

Total GAAP Expenses	$20,985,860	$12,358,605	$5,997,816
Impact of Consolidation and Other	(448,776)	(392,778)	(252,829)
Equity-based compensation - KKR Holdings(1)	—	—	(119,834)
Asset Management Adjustments:
Equity-based Compensation	(611,644)	(502,816)	(449,685)
Unrealized Carried Interest Compensation	(1,505,558)	(792,758)	1,753,396
Transaction-related and Non-operating Items	(122,009)	(31,805)	(53,919)
Reimbursable Expenses	(152,726)	(75,687)	(102,927)
Capstone Expenses	(81,280)	(77,642)	(81,746)
Insurance Adjustments:
Net Premiums	(7,898,834)	(1,975,675)	(1,182,461)
Policy Fees	(1,377,686)	(1,260,249)	(1,261,721)
Other Income	(238,410)	(176,442)	(139,124)
Non-Operating Changes in Policy Liabilities	(270,326)	(608,081)	1,877,814
Equity-Based and Other Compensation	(134,799)	(115,653)	(160,718)
Amortization of Intangibles	(17,935)	(17,647)	(17,647)
Transaction-Related and Non-Operating Items	(20,615)	(11,604)	(24,745)
Total Segment Expenses (2)	$8,105,262	$6,319,768	$5,781,670
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Years Ended December 31,
	2024	2023	2022
Income (Loss) Before Tax (GAAP)	$5,860,433	$6,554,609	$(292,221)
Impact of Consolidation and Other	(1,252,727)	(1,543,641)	(371,227)
Interest Expense, Net	302,381	325,919	302,151
Equity-based compensation - KKR Holdings(1)	—	—	119,834
Asset Management Adjustments:
Unrealized (Gains) Losses	(673,790)	(843,627)	2,445,529
Unrealized Carried Interest	(1,943,200)	(1,656,974)	4,231,359
Unrealized Carried Interest Compensation	1,505,558	792,758	(1,753,396)
Transaction-related and Non-operating Items	122,009	31,805	94,629
Equity-based Compensation	279,418	230,858	210,756
Equity-based Compensation - Performance based	332,226	271,958	238,929
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(958,418)	(691,307)	(443,447)
Insurance Adjustments:(2)
(Gains) Losses from Investments(2)(3)	1,465,348	363,956	379,647
Non-Operating Changes in Policy Liabilities and Derivatives(2)	296,917	228,929	(584,495)
Transaction-Related and Non-Operating Items(2)	20,615	7,347	15,215
Equity-Based and Other Compensation(2)	134,799	71,579	93,508
Amortization of Acquired Intangibles(2)	17,935	11,175	10,852
Total Segment Earnings	$5,509,504	$4,155,344	$4,697,623
(1)Represents equity-based compensation expense in connection with the allocation of KKR Holdings Units, which were not dilutive to common stockholders of KKR & Co. Inc.
(2)Amounts represent the portion allocable to KKR.
(3)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	December 31, 2024	December 31, 2023
Total GAAP Assets	$360,099,411	$317,294,194
Impact of Consolidation and Reclassifications	(78,288,198)	(73,748,156)
Carry Pool Reclassifications	(4,170,773)	(2,664,694)
Total Segment Assets	$277,640,440	$240,881,344
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. As of January 31, 2025, there was approximately $69 million remaining under the program. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	For the Years Ended December 31,
	2024	2023	2022
Shares of common stock repurchased	—	5,395,162	5,191,174
Equity awards for common stock retired	1,170,857	764,999	1,308,501
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)certain third-party investors in certain of Global Atlantic's consolidated entities.

The following table presents total noncontrolling interests:

	For the Years Ended December 31,
	2024	2023	2022
Beginning of Period (as previously reported for the prior period)	$34,904,791	$35,778,000	$40,474,565
Adoption of New Accounting Standard (See Note 2)	—	632,858	104,961
Balance at the beginning of the period (as revised for the prior period)	34,904,791	36,410,858	40,579,526
Net Income (Loss) Attributable to Noncontrolling Interests	1,756,643	1,630,230	101,258
Other Comprehensive Income (Loss), net of tax	6,294	588,415	(3,919,807)
Compensation Modification - Issuance of Holdings III Units (See Note 19)	53,623	—	—
Equity-Based Compensation (Non Cash Contribution)	432,299	323,577	364,225
2024 GA Acquisition - Cash consideration (See Note 1)	(2,622,230)	—	—
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	40,789	—	—
Exchange of KKR Holdings units to Common Stock	—	—	(12,865)
Holdings Merger (See Note 1)	—	—	(7,197,950)
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	2,169,300	—	—
Change in KKR & Co. Inc.'s Ownership Interest	(431,394)	(156,867)	(170,436)
Capital Contributions	7,466,717	12,871,585	13,706,821
Capital Distributions	(8,191,990)	(8,301,516)	(7,039,914)
Changes in Consolidation	1,163,105	(8,461,491)	—
Balance at the end of the period	$36,747,947	$34,904,791	$36,410,858

23. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests represent:
(i) Noncontrolling interests of certain KKR investment funds and vehicles that are subject to periodic redemption by fund investors following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Consolidated fund investor's interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying consolidated statements of financial condition and presented as Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in the accompanying consolidated statements of operations. When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses, and Other Liabilities in the accompanying consolidated statements of financial condition.
(ii) During the quarter ended September 30, 2024, Global Atlantic acquired the remaining outstanding redeemable noncontrolling interests in certain renewable energy entities. Global Atlantic had redeemable noncontrolling interests related to a renewable energy entity of approximately $47.8 million as of December 31, 2023, as determined by the HLBV method.
The following table presents the calculation of Redeemable Noncontrolling Interests:

	For the Years Ended December 31,
	2024	2023	2022
Balance at the beginning of the period	$615,427	$152,065	$82,491
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	73,149	(5,405)	2,792
Capital Contributions	922,127	499,433	69,322
Capital Distributions	(23,763)	(2,845)	(2,540)
Change in KKR & Co. Inc.'s Ownership Interest	(1,763)	—	—
Changes in Consolidation	—	(27,821)	—
Balance at the end of the period	$1,585,177	$615,427	$152,065

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of December 31, 2024, KKR had unfunded commitments consisting of $11.0 billion to its investment funds and vehicles. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of December 31, 2024, these capital markets commitments amounted to $0.7 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of December 31, 2024 have been reduced to reflect the amount expected to be funded by such third parties. As of December 31, 2024, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion.
Global Atlantic has commitments to purchase or fund investments of $3.1 billion as of December 31, 2024. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $14.9 million for current expected credit losses as of December 31, 2024.
In addition, Global Atlantic has entered into certain forward flow agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $329.7 million as of December 31, 2024, with expiration dates occurring between May 2025 and September 2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects.
As of December 31, 2024, purchase commitments under agreements with third-party administrators and other service providers were as follows:

2025	$35,659
2026	31,329
2027	21,830
2028	12,537
2029	11,160
Thereafter	54,913
Total	$167,428
Non-cancelable Operating Leases
KKR's non-cancelable operating leases consist of leases of office space around the world. There are no material rent holidays, contingent rent, rent concessions, or leasehold improvement incentives associated with any of these property leases. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight‑line basis over the term of the lease agreement. Global Atlantic also enters into land leases for its consolidated investments in renewable energy.
As of December 31, 2024, the approximate aggregate future lease payments required on the asset management operating leases are as follows:

2025	$51,593
2026	80,012
2027	73,910
2028	70,413
2029	66,906
Thereafter	584,472
Total Lease Payments Required	927,306
Less: Imputed Interest	205,065
Total Operating Lease Liabilities	$722,241
As of December 31, 2024, the approximate aggregate future lease payments required on the Global Atlantic operating leases are as follows:

2025	$18,699
2026	17,041
2027	17,056
2028	13,425
2029	12,091
Thereafter	289,301
Total Lease Payments Required	367,613
Less: Imputed Interest	182,066
Total Operating Lease Liabilities	$185,547
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
As of December 31, 2024, approximately $546 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their December 31, 2024 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $221 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of December 31, 2024, Associates Holdings had access to cash reserves sufficient to reimburse the full $221 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $4.7 billion as of December 31, 2024. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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

vi.certain of our investment vehicles to fund or otherwise be liable for a portion of their investment losses and/or to provide them with liquidity upon certain termination events.

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
In addition, the Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, GA FinCo is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period. As of December 31, 2024, the present value of the remaining amount to be paid is $49.5 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
Unless otherwise stated above, KKR's maximum exposure under the arrangements described under this section “—Indemnifications and Other Guarantees” are currently unknown as there are no stated or notional amounts included in these arrangements and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
Legal Proceedings
From time to time, KKR (including Global Atlantic) is involved in various legal proceedings, requests for information, lawsuits, arbitration, and claims incidental to the conduct of KKR's businesses. KKR's businesses are also subject to extensive regulation, which may result in regulatory or other legal proceedings against them. Moreover, in the ordinary course of business, KKR is and can be the defendant or the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims, or may be resolved on terms, that adversely affect the value of certain investments owned by KKR's funds and Global Atlantic's insurance companies.

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
On January 8, 2025, KKR, Messrs. Kravis and Roberts, Prisma Capital Partners L.P., and certain other defendants entered into an agreement with the Commonwealth of Kentucky, Kentucky Public Pensions Authority, County Employees Retirement System and Kentucky Retirement Systems (the “KPPA Entities”) to settle the 2020 AG Action and the 2024 AG Action. If the settlement is approved by the court, the defendants must collectively deposit the settlement recovery of $227.5 million into an agreed escrow account, minus a dollar-for-dollar credit in the amount of the remaining funds and assets held in the Daniel Boone Fund reserve which is controlled by defendant Prisma Capital Partners L.P.; currently the Daniel Boone Fund reserve totals approximately $145 million. If the following conditions are met, the escrow account will be terminated, the Daniel Boone Fund reserve will be delivered to the KPPA Entities, and all claims in connection with the investments and related matters against KKR, Messrs. Kravis and Roberts, Prisma Capital Partners L.P., and the other defendants that are party to the settlement agreement will be dismissed: (1) the approval of the settlement becomes final and non-appealable, and (2) either (i) there is a final ruling that all claims currently pending against the defendants in the Second Tier 3 Action are dismissed with prejudice and the dismissal is final and non-appealable or (ii) there is a final ruling that the Tier 3 Plaintiffs do not have standing or otherwise lack legal authority to continue pursuing claims against the defendants or their related parties for collective, plan-wide, trust-wide, system-wide, pension fund-wide, tier-wide relief, or relief on behalf of or for the KPPA Entities. KKR, Messrs. Kravis and Roberts, Prisma Capital Partners L.P., and the other defendants that are party to the settlement deny any liability, wrongdoing, or damage, maintain that the settlement is not an admission of any fault, liability, wrongdoing or damage, and maintain that they have entered into the settlement solely to avoid further legal expense, inconvenience, and the distraction of burdensome and protracted litigation. Until such time as the settlement becomes final, KKR intends to continue to vigorously defend against all claims against KKR and Messrs. Kravis and Roberts.
Shareholder Derivative Litigation
On July 30, 2024, a shareholder derivative complaint was filed in Delaware Chancery Court and was subsequently amended on August 7, 2024. The amended complaint claims, among other matters, that the Co-Founders and various current and former executive officers and directors of KKR & Co. Inc. breached fiduciary duties and wasted corporate assets in connection with transactions contemplated by the Reorganization Agreement pursuant to which, among other things, the Co-Founders, certain current and former executive officers, and other senior executives of KKR received common stock from KKR. The suit seeks to recover on behalf of KKR & Co. Inc. a cancellation of shares issued in the reorganization, monetary damages, injunctive relief, restitution, and other remedies. KKR & Co. Inc. filed a motion to dismiss the amended complaint on December 19, 2024.
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
KKR has been subject to investigations by the Antitrust Division of the DOJ (the “DOJ”) related to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart‐Scott‐Rodino Act of 1976 (“HSR”) for certain transactions in 2021 and 2022. Since 2022, KKR was cooperating with the DOJ in connection with these investigations and has engaged in discussions with the DOJ about possible resolution of these investigations. On January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against KKR and various KKR-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including potential disgorgement and injunctive relief against future violations of the HSR Act. On January 14, 2025, KKR filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission (“FTC”), and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR intends to vigorously defend against the DOJ Complaint and prosecute the KKR Complaint. The DOJ may initiate additional civil or criminal proceedings or take other actions against KKR, its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or other purported violations of antitrust law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, or such other proceedings or other actions, any of which could result in a range of adverse financial and non‐financial consequences to KKR. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures. In addition, KKR is currently subject to other investigations by the Antitrust Division of the DOJ related to antitrust matters, including restrictions on interlocking directorates under Section 8 of the Clayton Act. KKR is currently cooperating with the DOJ in connection with these other investigations.
On January 13, 2025, KKR entered into a settlement with the SEC to resolve the SEC’s investigation related to the preservation of text messages and similar communications on electronic messaging applications under the Investment Advisers Act of 1940 (the “Advisers Act”). Under the terms of the settlement, among other things, KKR paid a civil penalty of $11.0 million, made certain admissions about recordkeeping violations under the Advisers Act, and agreed, among other things, to conduct a self-assessment of KKR’s compliance with its policies and procedures to preserve electronic communications.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $17.9 million, $20.3 million, and $20.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in insurance expenses in the consolidated statements of operations. As of December 31, 2024 and 2023, the total capacity of the financing arrangements with third parties was $2.4 billion and $2.3 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both December 31, 2024 and 2023.

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
Insurance subsidiary dividend restrictions
Payments of dividends by our U.S. and Bermuda-domiciled insurance companies are restricted by insurance statutes and regulations. Our ability to pay dividends out of our U.S.-domiciled insurance companies is limited to the dividend paying capacity of Global Atlantic's indirect insurance subsidiary, Commonwealth Annuity and Life Insurance Company (“Commonwealth”). Commonwealth has negative unassigned surplus, and while it remains so, Commonwealth must obtain written approval from the Massachusetts Division of Insurance prior to the payment of any dividend or distribution. Without prior regulatory approval, and subject to maintaining certain solvency requirements, our U.S. and Bermuda insurance subsidiaries, may declare ordinary dividends or distributions to their holding companies during 2025, as follows:

Ordinary dividend and distribution capacity
($ in thousands)
U.S. domiciled
Commonwealth Annuity and Life Insurance Company	None

Bermuda domiciled
Global Atlantic Re Limited	$1,354,945
Shareholders’ equity of our principal U.S.-domiciled insurance subsidiary, Commonwealth Annuity and Life Insurance Company, determined pursuant to statutory accounting rules was approximately $6.2 billion and $4.3 billion as of December 31, 2024 and 2023, respectively. Statutory surplus computed under those methodologies differ from equity reported in accordance with U.S. GAAP primarily because fixed maturity securities are required to be carried at cost or amortized cost, embedded derivatives on funds withheld reinsurance balances are not recognized, policy acquisition costs are expensed when incurred and asset valuation, and interest maintenance reserves are required to be held. Life insurance reserves are calculated based upon different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.
Shareholders’ equity of our Bermuda-domiciled insurance subsidiary, Global Atlantic Re Limited, determined pursuant to statutory accounting rules was approximately $4.2 billion and $3.4 billion as of December 31, 2024 and 2023, respectively. Bermuda reinsurers file statutory financial statements with the Bermuda Monetary Authority (the "BMA") that may differ from U.S. GAAP. For example, Bermuda statutory surplus differs from U.S. GAAP primarily due to a modification that permits our Bermuda insurance subsidiary to not measure the embedded derivative included within certain funds withheld coinsurance agreements at fair value.

26. SUBSEQUENT EVENTS
A dividend of $0.175 per share of common stock of KKR & Co. Inc. has been declared and was announced on February 4, 2025. This dividend will be paid on February 28, 2025 to common stockholders of record as of the close of business on February 14, 2025. Additionally, beginning with the dividend to be announced with the results of the quarter ending March 31, 2025, KKR intends to increase its regular annualized dividend per share of common stock from $0.70 to $0.74.
On February 4, 2025, KKR announced that it has arrangements in place to increase its ownership interests in certain core private equity businesses within its Strategic Holdings segment by approximately $1.1 billion. The acquisition of these stakes are anticipated to be completed in the first half of 2025, material portions of which are subject to the satisfaction or waiver of conditions prior to their completion. There can be no assurance that all of the acquisitions will close as contemplated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our Board of Directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	81	Co-Executive Chairman and Director
George R. Roberts	81	Co-Executive Chairman and Director
Joseph Y. Bae	53	Co-Chief Executive Officer and Director
Scott C. Nuttall	52	Co-Chief Executive Officer and Director
Adriane M. Brown	66	Director
Matthew R. Cohler	47	Director
Mary N. Dillon	63	Director
Arturo Gutiérrez Hernández	58	Director
Xavier B. Niel	57	Director
Kimberly A. Ross	59	Director
Patricia F. Russo	72	Director
Robert W. Scully	75	Director
Evan T. Spiegel	34	Director
Robert H. Lewin	45	Chief Financial Officer
Dane E. Holmes	54	Chief Administrative Officer
Ryan D. Stork	53	Chief Operating Officer
Kathryn K. Sudol	50	Chief Legal Officer and General Counsel
Henry R. Kravis co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was our Co-Chief Executive Officer until 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Kravis currently serves on the boards of Axel Springer, ICONIQ Capital, LLC, and Catalio Capital Management, LP. He also serves as a director, chairman emeritus, trustee or executive committee member of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont McKenna College, Columbia Business School (former co-chairman), Mount Sinai Hospital, the Partnership for New York City (former chairman), the Partnership Fund for New York City (founder), Rockefeller University (former vice chairman), and Sponsors for Educational Opportunity (chairman). He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of Directors. Mr. Kravis and Mr. Roberts are first cousins.
George R. Roberts co-founded KKR in 1976 and serves as our Co-Executive Chairman. Prior to his current position, he was Co-Chief Executive Officer until 2021. He is actively involved in managing the firm and serves on each of the regional Private Equity Investment Committees. Mr. Roberts has served as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also Founder and Chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of Directors. Mr. Roberts and Mr. Kravis are first cousins.

Joseph Y. Bae joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as Co-President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July 2017. Mr. Bae has held numerous leadership roles at KKR. He was the architect of KKR’s expansion in Asia, building one of the largest and most successful platforms in the market. In addition to his role developing KKR’s Asia-Pacific platform, he has presided over business building in the firm’s private markets businesses, which included leading or serving on all of the investment committees and implementing the firm’s modern thematic investment approach. Mr. Bae serves on the firm’s Inclusion and Diversity Council. He is active in a number of non-profit educational and cultural institutions, including co-founding and serving on the board of The Asian American Foundation, as a member of Harvard University’s Global Advisory Council, and as a member of the Harvard Corporation. Mr. Bae’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
Scott C. Nuttall joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as Co-President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July 2017. Mr. Nuttall has had numerous leadership roles at KKR. He was the architect of the firm’s major strategic development initiatives, including leading KKR’s public listing, developing the firm’s balance sheet strategy, overseeing the development of KKR’s Public Markets businesses in the credit and hedge fund space as well as the creation of the firm’s capital markets, capital raising, and insurance businesses. Mr. Nuttall serves on KKR’s Balance Sheet Committee and the firm’s Inclusion and Diversity Council. He was a member of the board of directors of Fiserv, Inc. until 2022. He has also served on the boards of various non-profit institutions with a particular focus on education, most recently as Co-Chairman of Teach for America – New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
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
Matthew R. Cohler has been a member of our Board of Directors since December 2021. Mr. Cohler is a former General Partner at the venture capital firm Benchmark, where for over a decade he led early-stage investments in Internet and software startup businesses. He currently serves as a director and nominating and governance committee member at Asana, as a director and audit committee member at 1stDibs and as a director at several privately held companies. Previously he served as a director, audit committee member, and nominating and governance committee member at Domo, as a director and audit committee member at Uber and as a director at privately held companies including Duo Security, Instagram and Tinder. Prior to Benchmark, Mr. Cohler was Vice President at Facebook, where he was the company’s seventh employee, and Vice President at LinkedIn, where he was part of the company’s founding team. He serves on the board of trustees at Environmental Defense Fund (Vice Chair), on the board of governors at the San Francisco Symphony (Vice President) and on the investment committee at the Chan Zuckerberg Initiative and at the Yale Investments Office. He holds a B.A. from Yale University, cum laude and with distinction in the study of music. Mr. Cohler’s knowledge and experience as a venture capitalist and director of multiple leading companies in the technology industry bring to our Board of Directors important insight and perspectives to our business and future development.
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
Arturo Gutiérrez Hernández has been a member of our Board of Directors since March 2021. Mr. Gutiérrez has served as the Chief Executive Officer of Arca Continental, one of the largest Coca-Cola bottlers in the world, since January 2019. Mr. Gutiérrez held several executive positions in the company from 2001 to 2018, including Deputy Chief Executive Officer, Chief Operating Officer, Head of the Mexico Beverages Division, Executive Vice President of Human Resources, Director of Corporate Planning and General Counsel. He serves on several boards of industry-related companies, including Piasa, and on the board of Canadian Pacific Kansas City Limited. He also serves on the Coca-Cola Mexico Foundation. Mr. Gutiérrez earned a law degree from Escuela Libre de Derecho, in Mexico City, and an L.L.M. from Harvard University, as a Fulbright Scholar. Mr. Gutiérrez provides our Board of Directors with valuable knowledge, perspectives and insights from his leadership of a large multinational business based in Latin America and from his broad experience in various aspects of the consumer staples, including operational, financial, business development, and legal areas.
Xavier B. Niel has been a member of our Board of Directors since March 2018. Mr. Niel is the Founder and Chairman of the board of Iliad SA, a French telecommunications company that owns the internet provider Free and the low-cost mobile operator Free Mobile. Mr. Niel also owns majority stakes in telecom operators in various countries. He has been involved in the data communications, internet, and telecommunications industry since the late 1980s. In 2010, Mr. Niel founded Kima Ventures SAS, which is an active early-stage investor. In 2013, he created 42, a school that trains computer specialists in France, and in 2017, he opened Station-F, a startup campus located in Paris. Mr. Niel brings significant value to our Board of Directors due to his extensive experience as an entrepreneur who founded multiple companies, in addition to his leadership and technology experience.
Kimberly A. Ross has been a member of the Board of Directors since September 2023. Ms. Ross is a member of the board of directors of Northrop Grumman Corporation and The Cigna Group. Ms. Ross served as Chief Financial Officer of WeWork Inc. from March 2020 through October 2020. Ms. Ross served as Senior Vice President and Chief Financial Officer of Baker Hughes Company, an energy technology company, from September 2014 to July 2017. Before joining Baker Hughes, Ms. Ross served as Executive Vice President and Chief Financial Officer of Avon Products, Inc., a global manufacturer and marketer of beauty and related products, from November 2011 until October 2014. Prior to joining Avon, Ms. Ross served as the Executive Vice President and Chief Financial Officer of Royal Ahold N.V., a food retail company, from 2007 to 2011 and held a variety of senior management positions during her tenure there, which began in 2001. She has previously served as a director of Nestlé S.A. from 2018 through 2024, KKR Acquisition Holdings I Corp from 2021 through 2022, and Chubb Limited from 2014 through 2020. Ms. Ross has significant international business experience through her service as an executive of large public companies with international operations. Ms. Ross also provides our Board of Directors with valuable knowledge and experience in corporate finance, financial planning and analysis, strategy, mergers and acquisitions, corporate restructuring, financial reporting, and internal audit as well as IT operations oversight.
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

Robert W. Scully has been a member of our Board of Directors since July 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been Co-President of the firm, Chairman of global capital markets and Vice Chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a Managing Director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Zoetis Inc. since June 2013, Chubb Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January 2016. Previously, he was a director of UBS Group AG from May 2016 to April 2020, a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully serves on the board of Teach For All, a global non-profit organization dedicated to developing collective leadership in education and is a member of the Nassau Hall Society at Princeton University. Mr. Scully previously was Chair or Co-Chair of Teach for America, NY for more than a dozen years and served on the Board of Dean’s Advisors of Harvard Business School. Mr. Scully's 35-year career in the financial services industry brings to our Board of Directors important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit, and financial reporting.
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
Ryan D. Stork joined KKR in 2022 and is our Chief Operating Officer. Prior to joining KKR, Mr. Stork was at BlackRock Inc. where he held multiple leadership roles for more than 20 years, including most recently as Deputy Chief Operating Officer from 2019 to 2021 and as Chairman of Asia Pacific from 2014 to 2019. Previously, he was also the Global Head of Aladdin – BlackRock’s investment and risk management technology platform, Head of the Institutional Client Business in Continental Europe, and Co‑Head of the Financial Institutions Group. He was also a member of BlackRock’s Global Executive Committee and a board member of BlackRock’s Foundation. Prior to joining BlackRock, Mr. Stork worked at PennCorp Financial Group, Conning Asset Management, and The Travelers Insurance Companies. Mr. Stork received a BBA in Finance & Accounting from the University of Massachusetts, Amherst.
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

Independence and Composition of the Board of Directors
Our Board of Directors consists of thirteen directors, nine of whom, Messrs. Cohler, Gutiérrez, Niel, Scully, and Spiegel and Mses. Brown, Dillon, Ross, and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Because the Series I preferred stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a "controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Organizational Structure—As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the NYSE and are not required to comply with certain provisions of U.S. securities laws." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. In connection with the Reorganization Agreement, at a future date not to be later than December 2026 and subject to the satisfaction of certain conditions, we expect to no longer be a "controlled company," and thereafter we expect to comply with all of the then existing NYSE rules regarding corporate governance. For more information, see also "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement."
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
Board Committees
Our Board of Directors has five standing committees: an Audit Committee, a Risk Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. Because we are a "controlled company," our Board of Directors is not required by NYSE rules to establish a Compensation Committee or a Nominating and Corporate Governance Committee or to meet certain other substantive NYSE corporate governance requirements until the consummation of all the transactions contemplated by the Reorganization Agreement. For more information about the transactions contemplated by the Reorganization Agreement, see "Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement." While the Board of Directors has established a Nominating and Corporate Governance Committee, we currently rely on available exemptions concerning the committee's composition and mandate.
Audit Committee
The Audit Committee consists of Messrs. Scully (Chair) and Cohler and Mses. Ross and Russo. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling its responsibility with respect to its oversight of: (i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the Audit Committee meet the independence standards and financial literacy requirements for service on an Audit Committee of a Board of Directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. Our Board of Directors has determined that each of Messrs. Scully and Cohler and Mses. Ross and Russo is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee has a charter, which is available on our website at ir.kkr.com under the corporate governance page for our stockholders at the "Sustainability & Corporate Governance" section.

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
Conflicts Committee
The Conflicts Committee consists of Messrs. Scully (Chair) and Gutierrez and Mses. Dillon and Russo. The Conflicts Committee is responsible for reviewing specific matters that the Board of Directors believes may involve a conflict of interest and for enforcing our rights against the Series I stockholder, former partners of KKR Holdings or current and former partners of Associates Holdings under our certificate of incorporation, our bylaws, and certain agreements designated as "covered agreements", which include the Reorganization Agreement and the amended and restated limited partnership agreement of KKR Group Partnership. The Conflicts Committee is also authorized to take any action pursuant to any authority or rights granted to such committee under any covered agreement or with respect to any amendment, supplement, modification, or waiver to any such agreement that would purport to modify such authority or rights. In addition, the Conflicts Committee is required to approve any amendment to any of the covered agreements that in the reasonable judgment of our Board of Directors is, or will result in, a conflict of interest. The Conflicts Committee is authorized to determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. The Conflicts Committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under "Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons," and may establish guidelines or rules to cover specific categories of transactions. The members of the Conflicts Committee meet the independence standards under our corporate governance guidelines as required for service on the committee in accordance with its charter.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Messrs. Kravis (Co-Chair), Roberts (Co-Chair), and Scully. The Nominating and Corporate Governance Committee is responsible for identifying and recommending candidates for appointment to the Board of Directors and for assisting and advising the Board of Directors with respect to matters relating to the general operation of the Board of Directors and corporate governance matters. Mr. Scully meets the independence standards under the rules of the NYSE as required for service on the Nominating and Corporate Governance Committee in accordance with its charter.
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
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees, and is available on our website at ir.kkr.com under the corporate governance page for our stockholders at the "Sustainability & Corporate Governance" section. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Current Report on Form 8-K filing.

Insider Trading Arrangements and Policies
We have adopted a trading window policy (the "Policies and Procedures for Trading in Securities of KKR & Co. Inc. by Directors, Section 16 Officers") that governs the purchase and sale of KKR securities by our directors, officers, employees, and certain other individuals. This policy is designed to reasonably promote compliance by these persons with U.S. securities laws governing insider trading, which, among other things, (1) specifies quarterly trading windows outside of which such persons are generally prohibited from trading in covered securities, subject to exceptions including using pre-approved trading plans that meet the requirements of Rule 10b5-1 under the Exchange Act and (2) generally prohibits the use of derivative transactions with respect to KKR securities and from engaging in short-selling to hedge their economic risk of ownership in KKR securities. Our trading window policy that governs the purchase and sale of KKR securities is filed as Exhibit 19.1 to this Annual Report.
Corporate Governance Guidelines
Our Board of Directors has a governance policy, which addresses matters such as the Board of Directors' responsibilities and duties, the Board of Directors' composition and compensation and director independence. The governance guidelines are available on our website at ir.kkr.com under the corporate governance page for our stockholders at the "Sustainability & Corporate Governance" section.
Communications to the Board of Directors
The non-executive members of our Board of Directors meet regularly. At each meeting of the non-executive members, the non-executive directors choose a director to lead the meeting. All interested parties, including any employee or stockholder, may send communications to the non-executive members of our Board of Directors by writing to: KKR & Co. Inc., Attn: Corporate Secretary; 30 Hudson Yards, New York, New York 10001.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Philosophy
In general, our compensation program for our employees has three primary objectives: (1) to attract, motivate, and retain them, (2) to align their interests with those of our stockholders and other stakeholders, and (3) to reinforce our culture and values.
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

Named Executive Officers. We refer to our two Co-Executive Chairmen (Henry Kravis and George Roberts), our two Co-Chief Executive Officers (Joseph Bae and Scott Nuttall), our Chief Financial Officer (Robert Lewin), and our Chief Administrative Officer (Dane Holmes), as our "named executive officers" for the year ended December 31, 2024.

We are neither required to conduct say-on-pay or say-on-frequency votes nor to provide disclosures relating to pay-versus-performance under the Dodd-Frank Act. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.
Compensation Elements
Base Salary
For 2024, Messrs. Kravis, Roberts, Bae, Nuttall, Lewin, and Holmes were each paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Executive Chairmen determined that $300,000 is a sufficient minimum base salary for our named executive officers.
Year-End Bonus Compensation
Our Co-Executive Chairmen, Co-Chief Executive Officers and Chief Financial Officer did not receive any discretionary year-end cash bonus compensation in 2024, based on the overall values received by them during the year, including their allocations of carried interest. As noted below, KKR increased its allocation of carried interest to the carry pool effective January 2, 2024.

In 2024, our Co-Chief Executive Officers determined that year-end cash bonus compensation should be awarded to our Chief Administrative Officer. In determining the size of his year-end cash bonus compensation, our Co-Chief Executive Officers considered various factors, including (i) Mr. Holmes’s contributions and accomplishments in 2024 in terms of driving commercial results for the firm, leading and managing people, and living the firm's values; and (ii) his performance and contributions in 2024 as the Chief Administrative Officer for the firm, which included his leadership and oversight of our human capital, communications and marketing, citizenship, and sustainability functions. The size of the overall bonus pool available for year-end cash bonus compensation was determined based on our compensation framework, which was driven primarily by increases in total operating earnings and total investing earnings in 2024 as compared to 2023.
Incentive Equity Awards
From time to time, we may grant equity awards consisting of restricted holdings units from our 2019 Equity Incentive Plan. Restricted holdings units are equity awards issued that provide the recipient with the right to exchange them on a one-for-one basis for our common stock after vesting and subject to satisfying certain other conditions. The overall objectives of these grants are principally to incentivize our most senior employees, to align their interests with those of our stockholders, and to retain them by providing meaningful long-term economic incentives. KKR currently intends that no additional equity incentive awards will be granted to Messrs. Bae and Nuttall during the five years following the grants they received in December 2021. Although we did not grant any year-end equity awards to our executive officers in 2024, we may make such equity grants in the future. See also “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”
Carried Interest
Our senior employees are eligible for allocations of carried interest from Associates Holdings, which is referred to as our carry pool. Effective as of January 2, 2024, KKR allocates up to 80% of the carried interest that KKR earns from its funds that provide for carried interest to the carry pool, from which our Co-Founders are currently authorized to determine the amounts of carried interest allocable to individuals from the carry pool.
Due to our Co-Executive Chairmen's unique status as Co-Founders of our firm, our Co-Founders determine their own allocation from the carry pool, subject to certain restrictions and changes relating to the Sunset Date (which will occur no later than December 31, 2026) as described below. To make the total dollar value determination for the other named executive officers, our Co-Founders took into consideration the executive officer's performance and contributions to the firm (including in terms of driving commercial results for the firm, leading and managing people, and living the firm's values), as well as the recommendations by our Co-Chief Executive Officers.
Carry pool allocations for the named executive officers in any year are made by determining a total dollar value for the named executive officer's interest in the carry pool. The total dollar value available to be allocated to the named executive officers and other employees is limited by the total amount of investments made by our investment funds during the fiscal year. Other carried interest is distributed in any year based on investment proceeds generated by our funds. The carried interest allocated to and distributed by the carry pool is maintained and administered by Associates Holdings, which is not currently a subsidiary of ours.
On the Sunset Date, KKR will acquire control of Associates Holdings and will commence making decisions regarding the allocation of carried interest pursuant to the limited partnership agreement of Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of carried interest to themselves and others, pursuant to the limited partnership agreement of Associates Holdings, provided that any allocation of carried interest to the Co-Founders will be on a percentage basis consistent with past practice. For more information see “Certain Relationships and Related Transactions, and Director Independence—Reorganization Agreement,” “Certain Defined Terms Used in this Report,” and “Business—Organizational Structure” in this report.
Participation in our carry pool for our senior employees, including our named executive officers, is generally subject only to service-based vesting with certain exceptions, including additional vesting upon death, disability or certain retirement events. In general, the vesting for carry pool allocations is over a four-year period (other than for our Co-Founders). Vesting serves as an employment retention mechanism and enhances the alignment of interests between a participant in our carry pool and the firm as well as the limited partners in our investment funds. Due to our Co-Executive Chairmen's status as Co-Founders of our firm, our Co-Founders are typically completely vested in their carry pool allocations upon grant.
Carry pool allocations after December 31, 2018, whether or not vested, are subject to forfeiture if the recipient violates his or her confidentiality and restrictive covenant agreement. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards—Terms of Confidentiality and Restrictive Covenant Agreements."

Other Compensation
We have a program to match certain charitable donations made by our senior employees, including our executive officers, and we also pay for certain miscellaneous benefits for them, including tax preparation, financial planning services, and personal security services. In addition, our Co-Executive Chairmen are reimbursed by us for the use of a car and driver, and we pay for certain other miscellaneous benefits for them, including the compensation of certain personnel who administer personal matters for them. We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services and their unique status as Co-Founders of our firm.
Minimum Retained Ownership and Transfer Restrictions
While employed by us, unless waived in whole or in part, each of our named executive officers has a minimum retained ownership requirement obligating them to continue hold at least 25% of the cumulative amount of restricted holdings units that have satisfied the vesting conditions during the duration of his or her employment with the firm, unless waived. Upon vesting, restricted holdings units are also subject to additional restrictions, including transfer restrictions, which typically lasts for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date.
Compensation and Risk
Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, all compensation elements are allocated at the discretion of our firm or by our Co-Executive Chairmen or our Co-Chief Executive Officers based on the considerations described above, and a significant majority of the equity awards granted to our employees are subject to a multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and/or a minimum retained ownership requirement and subject to forfeiture in connection with the breach of certain restrictive covenant obligations. Because our equity awards typically have multi-year vesting provisions (in addition to market-based conditions for certain senior employees) the actual amount of compensation realized by the recipient will be tied to the long-term performance of our common stock. Pursuant to our internal policies, without the prior authorization of our Chief Legal Officer, our employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership.
We only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our funds. Carried interest, if any, from the carry pool in respect of any particular investment or fund is only paid in cash after all of the following are met: (i) a realization event has occurred (e.g., sale of a portfolio company, dividend, etc.); (ii) the vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value. In addition, because the amount of carried interest payable is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those funds and the named executive officers, and thus benefits our stockholders.

2024 Summary Compensation Table
The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2022, 2023, and 2024.
In 2022, 2023, and 2024, our named executive officers received dividends on shares of common stock they hold. Because these dividends are not considered to be compensation, they are not reflected as compensation in the table below.
Carried interest distributions to our named executive officers from the carry pool for the years ended December 31, 2022, 2023, and 2024 are reflected in the All Other Compensation column in the table below. In each of 2022, 2023, and 2024, our Co-Chief Executive Officers were allocated total dollar values of carried interest that were identical to each other; the different amounts set forth below are due to historically different allocations of carried interest in respect of fund investments that generated investment proceeds in each respective year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Henry R. Kravis	2024	300,000	—	—	46,354,195	(3)	46,654,195
Co-Executive Chairman	2023	300,000	—	—	34,976,652		35,276,652
	2022	300,000	—	29,991,767	78,055,688		108,347,455

George R. Roberts	2024	300,000	—	—	44,820,455	(4)	45,120,455
Co-Executive Chairman	2023	300,000	—	—	34,918,579		35,218,579
	2022	300,000	—	29,991,711	78,017,254		108,308,965

Joseph Y. Bae	2024	300,000	—	—	72,787,375	(5)	73,087,375
Co-Chief Executive Officer	2023	300,000	13,000,000	—	36,659,449		49,959,449
	2022	300,000	19,350,000	—	60,349,836		79,999,836

Scott C. Nuttall	2024	300,000	—	—	63,895,805	(6)	64,195,805
Co-Chief Executive Officer	2023	300,000	13,000,000	—	33,807,444		47,107,444
	2022	300,000	19,350,000	—	58,618,684		78,268,684

Robert H. Lewin	2024	300,000	—	—	10,358,184	(7)	10,658,184
Chief Financial Officer	2023	300,000	5,200,000	15,975,000	4,469,737		25,944,737
	2022	300,000	5,950,000	—	8,178,845		14,428,845

Dane E. Holmes	2024	300,000	3,200,000	—	100,000	(8)	3,600,000
Chief Administrative Officer	2023	1,250	—	26,190,667	322,950		26,514,867

(1)	Stock awards reflected in the table above for each year presented represent the value of the restricted holdings units granted in such reporting period and the grant of units in KKR Holdings ("KKR Holdings Units") prior to the acquisition of KKR Holdings by KKR in May 2022. Fair value of the restricted holdings units and KKR Holdings Units granted to our named executive officers are calculated in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

(2)	Carried interest is presented on the basis of cash distributions received by our named executive officers in the respective fiscal year. We believe that presenting actual cash received by our named executive officers is a more representative disclosure of their compensation than presenting accrued carried interest, because carried interest is paid only if and when there are profitable realization events relating to the underlying investments. Carried interest also includes amounts retained and allocated for distribution to the respective named executive officer, but not yet distributed to the named executive officer, which could be used to fund potential future clawback obligations if any were to arise.

(3)	Consists of $45,356,214 in cash distributions from the carry pool during 2024. For 2024, also consists of the following payments made by KKR: $184,056 related to the cost of Mr. Kravis' and his spouse's use of a car and driver during 2024; $667,125 related to certain personnel who administer personal matters for Mr. Kravis during 2024 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; $36,800 related to personal security services; $50,000 of matching charitable donations; and up to $10,000 of benefits relating to healthcare costs. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Kravis. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Kravis as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Kravis may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out of pocket cost.

(4)	Consists of $43,908,588 in cash distributions from the carry pool during 2024. For 2024, also consists of the following payments made by KKR: $198,582 related to the cost of Mr. Roberts' use of a car and driver during 2024; $603,285 related to certain personnel who administer personal matters for Mr. Roberts during 2024 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; $50,000 of matching charitable donations; and up to $10,000 of benefits relating to healthcare costs. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Roberts. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Roberts as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Roberts may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out of pocket cost.

(5)	Consists of $72,593,127 in cash distributions from the carry pool during 2024. For 2024, also consists of the following payments made by KKR: $25,000 related to financial planning services fees; $25,000 related to tax preparation fees, $38,320 relating to personal security services; $50,000 of matching charitable donations, and $55,928 relating to the provision of certain benefits disclosed in this footnote. From time to time, family members and other personal guests of Mr. Bae may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental cost.

(6)	Consists of $63,703,077 in cash distributions from the carry pool during 2024. For 2024, also consists of the following payments made by KKR: $25,000 related to financial planning services fees, $25,000 related to tax preparation fees, $36,800 relating to personal security services; $50,000 of matching charitable donations, and $55,928 relating to the provision of certain benefits disclosed in this footnote. SEC rules require that transportation and other expenses not directly and integrally related to our business be disclosed as compensation to Mr. Nuttall. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Nuttall as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Nuttall may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out of pocket cost.

(7)	Consists of $10,202,256 in cash distributions from the carry pool during 2024. For 2024, also consists of the following payments made by KKR: $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; $50,000 of matching charitable donations; and $55,928 relating to the provision of certain benefits disclosed in this footnote.

(8)	Consists of the following payments made by KKR: $25,000 related to financial planning services fees; $25,000 related to tax preparation fees; and $50,000 of matching charitable donations.

Grants of Plan-Based Awards in 2024
We made no new grants of plan-based awards to our named executive officers in 2024.

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
Pursuant to the Reorganization Agreement, 500,000 outstanding KKR Holdings Units held by each of Messrs. Kravis and Roberts and 1,455,000 outstanding KKR Holdings Units held by each of Messrs. Bae and Nuttall, each of which had previously been scheduled to vest on October 1, 2022, were accelerated to vest immediately prior to the closing of the Reorganization Mergers, and such KKR Holdings Units became vested and received their allocable share of the common stock in connection with the Reorganization Mergers. The two-year transfer restrictions applicable to such KKR Holdings Units continued to apply to the shares received in exchange therefor pursuant to the Reorganization Agreement until October 1, 2024 (with the customary one-year transfer restriction having expired on October 1, 2023). The 500,000 KKR Holdings Units held by each of Messrs. Kravis and Roberts were already considered fully vested given their age and years of service at KKR.
In addition, KKR Holdings allocated 1,150,000 KKR Holdings Units to each of Messrs. Bae and Nuttall, of which 30% had been subject to forfeiture had such executive not been employed by KKR on October 1, 2022 (except in the case of death or permanent disability). The number of KKR units allocated to Messrs. Bae and Nuttall was determined by Messrs. Kravis and Roberts, and the allocations were made as part of the Reorganization Mergers, which were approved by our board of directors following the recommendation of our conflicts committee. These KKR Holdings Units were exchanged for shares of common stock in connection with the Reorganization Mergers and were subject to customary one- and two-year transfer restrictions with the two-year transfer restriction through October 1, 2024 (with the customary one-year transfer restriction having expired on October 1, 2023). In addition, Messrs. Kravis and Roberts were authorized to allocate the balance of any outstanding and unallocated KKR Holdings Units, in their sole discretion, to themselves or others, on such terms as they determined, prior to the closing of the Reorganization Mergers. In May 2022, KKR Holdings allocated 535,185 and 535,184 KKR Holdings Units to each of Messrs. Kravis and Roberts, respectively, which were fully vested upon allocation.

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

Outstanding Equity Awards at 2024 Fiscal Year‑End
The following table sets forth information concerning unvested restricted holdings units for each of the named executive officers as of December 31, 2024.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Henry R. Kravis	—	$—	—	$—
George R. Roberts	—	$—	—	$—
Joseph Y. Bae	8,500,000 (2)	$1,257,235,000	—	$—
Scott C. Nuttall	7,500,000 (3)	$1,109,325,000	—	$—
Robert H. Lewin	1,400,000 (4)	$207,074,000	—	$—
Dane E. Holmes	366,667 (5)	$54,233,716	—	$—
(1)These amounts are based on the closing market price of our common stock on the last trading day of the year ended December 31, 2024, which was $147.91 per share.
(2)Represents 1,000,000 restricted holdings units granted on February 18, 2021 ("2021 Grant"), the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $45.00 to $70.00, all of which were achieved prior to December 31, 2021. These 2021 Grant restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. Additionally, represents 7,500,000 restricted holdings units granted on December 9, 2021, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $95.80 to $135.80, all of which were achieved prior to December 31, 2024. These restricted holdings units will vest on December 31, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
(3)Represents 7,500,000 restricted holdings units granted on December 9, 2021, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $95.80 to $135.80, all of which were achieved prior to December 31, 2024. These restricted holdings units will vest on December 31, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
(4)Represents 900,000 restricted holdings units granted on February 18, 2021, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $45.00 to $70.00, all of which were achieved prior to December 31, 2021. These restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. Additionally, represents 500,000 restricted holdings units granted on August 4, 2023, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $95.80 to $135.80, all of which were achieved prior to December 31, 2024. These restricted holdings units will vest on December 31, 2028 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
(5)Represents (i) 166,667 restricted holdings units granted on December 29, 2023, which will vest in five equal annual installments on each May 1st from May 1, 2025 through May 1, 2029, subject to the named executive officer’s continued service as an employee on each vesting date. Additionally, represents 200,000 restricted holdings units granted on December 29, 2023, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $95.80 to $135.80, all of which were achieved prior to December 31, 2024. These restricted holdings units will vest on December 31, 2028 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.

Option Exercises and Stock Vested in 2024
The following table sets forth information concerning the vesting of restricted holdings units held by each of our named executive officers during the year ended December 31, 2024.

Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	—	$—
George R. Roberts	—	$—
Joseph Y. Bae	—	$—
Scott C. Nuttall	—	$—
Robert H. Lewin	—	$—
Dane E. Holmes	33,333	$4,328,957
(1)The amounts reflected in this column represent restricted holdings units, a portion of which are subject to one- and two-year transfer restrictions upon vesting. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" for additional terms, including with respect to the transfer of certain restrictions from the restricted stock units to employees' restricted holdings units.
(2)These amounts are based on the closing market price of our common stock on each respective vesting date.

Pension Benefits for 2024
We provided no pension benefits during the fiscal year ended December 31, 2024.
Nonqualified Deferred Compensation for 2024
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2024.
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
Upon death or permanent disability, generally (i) a holder of restricted holdings units (for those with service based vesting conditions) will become vested with respect to service based vesting conditions in all restricted holdings units, respectively, and (ii) a holder of restricted holdings units (for those with market price based conditions) will be eligible to vest in a pro rata portion of his or her unvested restricted holdings units that satisfy the stock price target requirements at a prescribed time, which include the time of death or permanent disability or at the end of the service based vesting requirement. Upon vesting, restricted holdings units will become permitted to be exchanged into shares of common stock after the applicable transfer restrictions following vesting have lapsed. In addition, upon a change in control of KKR, a holder of restricted holdings units may become immediately vested in all unvested restricted holdings units. The values of unvested restricted holdings units held by the named executive officers as of December 31, 2024 are set forth above in "—Outstanding Equity Awards at 2024 Fiscal Year-End."

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
Pay Ratio Disclosure
For the fiscal year ended December 31, 2024:
•the median of the annual total compensation of all employees of our company (other than Messrs. Bae and Nuttall, who are our Co-Chief Executive Officers as of December 31, 2024) was $210,000;
•the annual total compensation of Messrs. Bae and Nuttall were $73,087,375 and $64,195,805, respectively; and
•the ratio of the averaged annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 327 to 1.
To identify the median employee for the purpose of providing the information above, we examined the compensation of all our current employees (other than our Co-Chief Executive Officers) as of December 31, 2024, using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts, and equity granted. Employees on unpaid leave of absence and employees who were not part of the regular year-end compensation process are each excluded from the calculation. Compensation of employees who were employed for less than the full year of 2024 were annualized only if they were part of the regular year-end compensation process. We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—2024 Summary Compensation Table." As noted in “—Compensation Discussion and Analysis," distributions from KKR Holdings and dividends paid on shares of common stock are not considered compensation and accordingly are not included in the pay ratio calculation above. The above CEO pay ratio represents a reasonable good faith estimate, calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Director Compensation
We limit compensation for service on our board of directors to the independent directors. During 2024, each independent director received (1) an annual cash retainer of $130,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of $25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chairman of the audit committee, (4) an additional annual cash retainer of $15,000 if such independent director is a member of the conflicts committee, and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chairman of the conflicts committee, and (5) an additional annual cash retainer of $20,000 if such independent director is a member of the risk committee and an additional annual cash retainer of $20,000 (in addition to the annual cash retainer as a member of the risk committee) if such independent director serves as the chairman of the risk committee.

Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the board of directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on December 12, 2024, restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Adriane M. Brown	150,000	191,915	341,915
Matthew R. Cohler	195,000	191,915	386,915
Mary N. Dillon	165,000	191,915	356,915
Arturo Gutiérrez Hernández	145,000	191,915	336,915
Xavier B. Niel	130,000	191,915	321,915
Kimberly A. Ross	131,302	191,915	323,217
Patricia F. Russo	170,000	191,915	361,915
Robert W. Scully	225,000	191,915	416,915
Evan T. Spiegel	130,000	191,915	321,915
(1)Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2024 as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

The following table details grants of restricted stock units to each independent director in the year ended December 31, 2024. The table includes the grant date and grant date fair value of 2024 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2024 owned by each independent director who served as a director during the year ended December 31, 2024:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Stock Awards on December 31, 2024 (#)
Adriane M. Brown	12/12/2024	1,238	191,915	1,238
Matthew R. Cohler	12/12/2024	1,238	191,915	1,238
Mary N. Dillon	12/12/2024	1,238	191,915	1,238
Arturo Gutiérrez Hernández	12/12/2024	1,238	191,915	1,238
Xavier B. Niel	12/12/2024	1,238	191,915	1,238
Kimberly A. Ross	12/12/2024	1,238	191,915	1,238
Patricia F. Russo	12/12/2024	1,238	191,915	1,238
Robert W. Scully	12/12/2024	1,238	191,915	1,238
Evan T. Spiegel	12/12/2024	1,238	191,915	1,238
(1)The restricted stock units were granted on December 12, 2024 and will vest on December 1, 2025, subject to the grantee's continued service through the vesting date. The grants were each approved by the board of directors on December 11, 2024.
(2)Represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2024 as calculated in accordance with ASC Topic 718. See Note 19 "Equity Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.

KKR & Co. Inc. Equity Incentive Plan
Our outstanding equity awards were granted under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan, which we refer to as our 2019 Equity Incentive Plan. Following the effectiveness of our 2019 Equity Incentive Plan, it is our only plan for providing equity awards. Our 2019 Equity Incentive Plan has a term of 10 years from the effective date.
Administration
Our board of directors or a committee or subcommittee thereof administers or will administer, as applicable, our Equity Incentive Plan (the "Administrator"). The Administrator has the authority to make all decisions, determinations and interpretations with respect to the administration of our 2019 Equity Incentive Plan, including determining who will receive awards thereunder, the number of shares of common stock underlying the awards and the terms and conditions of the awards, and is permitted, subject to applicable law, to delegate all or any part of its responsibilities and powers to any employee or employees selected by it in accordance with the terms of the 2019 Equity Incentive Plan. The board of directors authorized its executive committee (consisting of Messrs. Kravis and Roberts) to act as the Administrator under the 2019 Equity Incentive Plan, provided that (i) the Executive Committee is not authorized to make grants with respect to our executive officers without approval of the board of directors and (ii) the board of directors reserved the power and authority to act as the Administrator and to modify the power and authority of the Executive Committee under the 2019 Equity Incentive Plan.
Common Stock Subject to the Plan
As of December 31, 2024, 48,929,325 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the Diluted Common Shares outstanding at the close of business on December 31, 2024, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of common stock and KKR Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.
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
The percentage of beneficial ownership is based on 888,250,533 shares of common stock issued and outstanding as of February 26, 2025. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 26, 2025. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The table below does not reflect ownership of the sole outstanding share of our Series I preferred stock by KKR Management LLP, which exercises significant voting power as set forth in our certificate of incorporation.

Name (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned
George R. Roberts (3)	87,062,855	9.80%
Henry R. Kravis (4)	82,870,688	9.33
Scott C. Nuttall (5)	21,064,424	2.37
Joseph Y. Bae (6)	18,331,070	2.06
Adriane M. Brown	10,427	*
Matthew R. Cohler (7)	96,330	*
Mary N. Dillon	26,147	*
Arturo Gutiérrez Hernández	11,542	*
Xavier B. Niel	29,035	*
Kimberly A. Ross	3,029	*
Patricia F. Russo	85,621	*
Robert W. Scully	173,621	*
Evan T. Spiegel	9,642	*
Robert H. Lewin	1,209,226	*
Dane E. Holmes (8)	41,846	*
Directors and executive officers as a group (17 persons) (3)(4)(5)(6)(7)(8)(9)	211,278,835	23.78%
5% Stockholders
The Vanguard Group Inc. (10)	56,245,699	6.33
Blackrock, Inc. (11)	46,989,395	5.29
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
(3)Includes (i) 1,000,000 shares held by a charitable foundation over which Mr. Roberts has shared voting power and (ii) 1,043,242 shares held by a limited partnership over which Mr. Roberts has sole investment power.
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
(7)Includes 45,191 shares held by a trust over which Mr. Cohler has shared investment and voting power.
(8)Includes 33,333 restricted holdings units which are vested or scheduled to vest within 60 days of February 26, 2025.
(9)Includes 286,665 restricted holdings units which are vested or scheduled to vest within 60 days of February 26, 2025.
(10)Based on a Schedule 13G/A filed with the SEC on November 12, 2024, as of September 30, 2024, The Vanguard Group reports it is the beneficial owner of 56,245,699 shares of common stock, with sole dispositive power over 53,380,855 shares of common stock, shared voting power over 813,842 shares of common stock and shared dispositive power over 2,864,844 shares of common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(11)Based on a Schedule 13G filed with the SEC on February 4, 2025, BlackRock, Inc. reports it is the beneficial owner of 46,989,395 shares of common stock, with sole voting power over 41,971,460 shares of common stock, and sole dispositive power over 46,989,395 shares of common stock. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

Securities Authorized for Issuance under 2019 Equity Compensation Plan
The table set forth below provides information concerning the awards that may be issued under our 2019 Equity Incentive Plan as of December 31, 2024.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plan Approved by Security Holders	80,590,581	—	48,929,325
Equity Compensation Plan Not Approved by Security Holders	—	—	—
Total	80,590,581	—	48,929,325
(1)Reflects the aggregate number of restricted stock units granted under our 2019 Equity Incentive Plan and outstanding as of December 31, 2024.
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
On May 31, 2022, the merger transactions (“Reorganization Mergers”) contemplated by the Reorganization Agreement to simplify KKR’s corporate structure were completed. In the Reorganization Mergers, KKR acquired KKR Holdings (which changed its name to KKR Group Holdings L.P.) and 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to the former limited partners of KKR Holdings. Following the Reorganization Mergers, our principals own the same common stock as the public stockholders of KKR & Co. Inc. (which was formerly known as KKR Aubergine Inc. and become the successor holding company of our business). For additional information about the Reorganization Mergers, please see Note 1 “Organization” in our financial statements included in this report.
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

Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary based upon a number of factors, including the amount of tax, if any, we are required to pay aside from any tax benefit from the exchanges, and the timing of any such payment. If we did not have taxable income aside from any tax benefit from the exchanges, we are not required to make payments under the tax receivable agreement for that taxable year because no tax savings would have been actually realized.
We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of KKR Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement could be significant. As of December 31, 2024, an undiscounted payable of $379.0 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon our principals' continued ownership of us and are required to be made within 90 days of the filing of our tax returns. During the year ended December 31, 2024, an aggregate of $27.2 million was made to our current and former principals and KKR Holdings.
The independent directors of our Board of Directors are not eligible to receive payments under the tax receivable agreement. For further information, see Note 20 "Related Party Transactions" in our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs—Tax Receivable Agreement" in this report.
Decisions made by our senior principals in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes of control, may influence the timing and amount of payments received by principals who exchanged KKR Holdings Units prior to May 30, 2022 under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally would accelerate payments under the tax receivable agreement and would increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction would generally increase a principals' tax liability without giving rise to any rights of a principal to receive payments under the tax receivable agreement.
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
The limited partnership agreement of KKR Group Partnership permits tax distributions to the holders of KKR Group Partnership Units if the general partner of KKR Group Partnership determines that distributions from KKR Group Partnership would otherwise be insufficient to cover the tax liabilities of a holder of a KKR Group Partnership Unit. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a holder of a KKR Group Partnership Unit multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income).

The limited partnership agreement of KKR Group Partnership authorizes the general partner of KKR Group Partnership to issue an unlimited number of additional securities of KKR Group Partnership with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to KKR Group Partnership Units, and which may be exchangeable for KKR Group Partnership Units.
Firm Use of Private Aircraft
From time to time, we use private aircraft to transport employees for business purposes. In accordance with the KKR & Co. Inc.'s policy on reimbursement of the cost of use of private aircraft while traveling for business, we reimbursed certain of our executive officers for firm use of private aircraft.
Companies associated with Messrs. Kravis, Roberts, and Nuttall own aircraft that are used for KKR's business in the ordinary course of our operations. Messrs. Kravis, Roberts, and Nuttall funded the purchase of these aircraft with their personal funds and fund all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the year ended December 31, 2024, we paid a total of $6.2 million (including applicable taxes) for the use of these aircraft, of which substantially all was borne by us rather than our investment funds (which indirectly bear the cost of some of these flights at commercial airline rates). Of this total, $2.8 million relates to use of an aircraft owned by an entity controlled by Mr. Kravis, $1.3 million relates to use of an aircraft owned by an entity controlled by Mr. Roberts, and $2.1 million relates to use of an aircraft owned by an entity controlled by Mr. Nuttall.
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
In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our investment funds and vehicles, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds and vehicles or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $863.8 million for the year ended December 31, 2024, of which $61.4 million, $80.4 million, $52.7 million, $37.8 million, $8.1 million, $2.3 million, and $0.6 million was invested by Messrs. Kravis, Roberts, Bae, Nuttall, Lewin, and Stork and Ms. Sudol and their personal or estate planning vehicles, respectively. These investments are not included in the accompanying consolidated financial statements.

Indemnification of Directors, Officers and Others
Under our certificate of incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) the Series I preferred stockholder; (b) KKR Management in its capacity as the former general partner of KKR & Co. L.P. (the "Former Managing Partner"); (c) any person who is or was an affiliate of the Series I preferred stockholder or the Former Managing Partner (excluding any affiliate that is or was controlled by KKR & Co. Inc. or one of its subsidiaries); (d) any person who is or was a member, partner, tax matters partner (as defined in the Code, as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of KKR & Co. Inc. or one of its subsidiaries, the KKR Group Partnership, the Series I preferred stockholder or the Former Managing Partner; (e) any person who is or was serving at our request or the request of the Former Managing Partner or any subsidiary of KKR & Co. Inc. or the Former Managing Partner as an officer, director, employee, member, partner, tax matters partner, partnership representative, agent, fiduciary or trustee of another person (provided that, for clauses (d) and (e), a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any other person designated by us at any time as an indemnitee as permitted by applicable law.

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

Guarantee of Contingent Obligations to Fund Partners; Indemnification
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback" provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2024, $546.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2024 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $4.7 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
Menlo Park Office
Our office in Menlo Park, California, is owned by a real estate partnership that is controlled and majority-owned by persons unaffiliated with KKR and its executive officers. However, Messrs. Kravis and Roberts and their estate planning vehicles own and control a minority limited partner interest in the real estate partnership. In November 2022, KKR entered into a new 15-year lease with the real estate partnership, representing an annual rent of $6.3 million, subject to certain current and annual adjustments. Payments made from KKR to this real estate partnership aggregated $7.7 million for the year ended December 31, 2024.
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
In June 2024, certain of our funds contributed equity interests in one portfolio company to another portfolio company in which Mr. Niel indirectly owns a minority equity interest and is a board member. Both of these portfolio companies were, and remain, majority-owned by our funds. In connection with this transaction, the contributing funds received additional equity interests in the acquiring portfolio company, with KKR’s equity interest as general partner of the contributing funds representing a value of approximately $22 million. As a result of the transaction, Mr. Niel’s equity interest in the acquiring portfolio company, which was and remains less than 5% of its outstanding equity, was diluted on the same basis as other equity holders unaffiliated with KKR. Mr. Niel was not involved in the negotiation of the transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID No. 34), the member firms of Deloitte Touche Tohmatsu Limited, or their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$65,999	(1)	$—
Audit-Related Fees	$11,970	(2)	$40,535	(5)
Tax Compliance Fees	$63,215	(3)	$—
Tax Planning and Advisory Fees	$15,108	(4)	$11,646	(5)
All Other Fees	$230		$—

	For the Year Ended December 31, 2023
	KKR		Completed Transactions
	($ in thousands)
Audit Fees	$63,607	(1)	$—
Audit-Related Fees	$9,999	(2)	$31,917	(5)
Tax Compliance Fees	$54,439	(3)	$—
Tax Planning and Advisory Fees	$14,332	(4)	$11,253	(5)
All Other Fees	$265		$—
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

Our Audit Committee charter, which is available on our website at www.kkr.com under "Investor Relations—Sustainability & Corporate Governance—Corporate Governance—Audit Committee Charter," requires the Audit Committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax, and All Other categories above were approved by the Audit Committee.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)         The following documents are filed as part of this report.
1.         Financial Statements
        See Item 8 above.
2.         Financial Statement Schedules:
See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2024, 2023, and 2022 and Schedule IV - Reinsurance - Years Ended December 31, 2024, 2023, and 2022 - of this report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.
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

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

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

4.62
Fourth Supplemental Indenture, dated as of May 30, 2024, among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024).

4.63
Fifth Supplemental Indenture, dated as of June 10, 2024, among KKR Group Finance Co. XI LLC, KKR & Co. Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).

4.64	Form of 1.559% Senior Note due 2029 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.65	Form of 1.762% Senior Note due 2031 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.66	Form of 2.083% Senior Note due 2034 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.67	Form of 2.719% Senior Note due 2044 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.68	Form of 3.008% Senior Note due 2054 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

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

10.3
Amendment No. 2 to Third Amended and Restated Limited Partnership Agreement of KKR Group Partnership L.P. (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

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

10.13	†
Fourth Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 4, 2024, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

10.14	†
364-Day Revolving Credit Agreement, dated as of April 4, 2024, among KKR Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings, L.P., Mizuho Bank Ltd., as administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.2 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

10.15	†
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

10.16		Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.15 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.17
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLP, formerly KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 8, 2018).

10.18	*	Independent Director Compensation Program (incorporated by reference to Exhibit 10.17 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.19	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.20	*
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

10.22	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.21 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.23	*
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

10.25	*
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
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition) (incorporated by reference to Exhibit 10.29 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.31	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Condition) (incorporated by reference to Exhibit 10.30 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.32	*
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

19.1		Policies and Procedures for Trading in Securities of KKR & Co. Inc. by Directors, Section 16 Officers and Employees.

21.1		Subsidiaries of the Registrant.

22.1		Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 10, 2021).

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. Inc.

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

32.1		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1		KKR & Co. Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets
(in thousands)
Asset Management and Strategic Holdings

	Balance at Beginning of Period	Tax Valuation Allowance (Charged) /Credited to Income Tax Provision	Tax Valuation Allowance (Charged) / Credited to Balance Sheet		Balance at End of Period
Year Ended:

December 31, 2022	$(23,082)	$—	$23,082	(1)	$—
December 31, 2023	$—	$—	$—		$—
December 31, 2024	$—	$—	$—		$—

(1) A valuation allowance was recorded for deferred tax assets related to foreign loss carryforwards that were not considered to be more likely than not realized prior to their expiration. These deferred taxes and associated valuation allowances were reversed in 2022 as a result of a deconsolidation transaction.

Insurance

	Balance at Beginning of Period	Tax Valuation Allowance (Charged) /Credited to Income Tax Provision	Tax Valuation Allowance (Charged) / Credited to Balance Sheet		Balance at End of Period
Year Ended:

December 31, 2022	$—	$—	$(89,250)	(2)	$(89,250)
December 31, 2023	$(89,250)	$—	$—		$(89,250)
December 31, 2024	$(89,250)	$67,147	$(14,830)	(3)	$(36,933)

(2) In 2022, a valuation allowance was recorded for deferred tax assets related to unrealized tax capital losses that were at the time not considered to be more likely than not to be realized prior to their expiration. In 2024, based on a change in judgment, Global Atlantic concluded that it had the ability to utilize realized capital loss carryforwards prior to their expiration, and to recover its unrealized losses in the available for sale securities portfolio. As a result, Global Atlantic concluded that it was more likely than not that the related deferred tax assets would be wholly realizable, and consequently released the previously recorded valuation allowance recorded against its deferred income tax assets.
(3) On January 2, 2024, Global Atlantic became subject to Bermuda CIT and resulted in the establishment of a $22.1 million deferred tax asset, primarily on available-for-sale securities, which was offset by a full valuation allowance. As of December 31, 2024, a valuation allowance of $36.9 million was recorded on the deferred tax assets associated with Bermuda CIT.

Insurance
	Year Ended December 31, 2024
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period

Reserves Deducted from Assets to Which They Apply:
Credit Loss Allowance on Available-for-sale Securities	$268,712	$115,367	$611	$—	$(20,466)	$(88,902)	$275,322
Credit Loss Allowance on Loans	602,443	305,770	—	28,773	—	(322,578)	614,408
Credit Loss Allowance on Unfunded Commitments and Letters of Credit	49,432	(30,639)	—	—	—	—	18,793
Credit Loss Allowance on Reinsurance Recoverables	21,049	(4,681)	—	—	—	—	16,368

	Year Ended December 31, 2023
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period

Reserves Deducted from Assets to Which They Apply:
Credit Loss Allowance on Available-for-sale Securities	$128,332	$168,899	$1,191	$—	$(16,063)	$(13,647)	$268,712
Credit Loss Allowance on Loans	560,228	210,704	—	21,768	—	(190,257)	602,443
Credit Loss Allowance on Unfunded Commitments	55,786	(6,354)	—	—	—	—	49,432
Credit Loss Allowance on Reinsurance Recoverables	41,163	(20,114)	—	—	—	—	21,049

	Year Ended December 31, 2022
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period

Reserves Deducted from Assets to Which They Apply:
Credit Loss Allowance on Available-for-sale Securities	$88,133	$57,411	$2,554	$—	$(11,925)	$(7,841)	$128,332
Credit Loss Allowance on Loans	374,077	369,296	—	—	—	(183,145)	560,228
Credit Loss Allowance on Unfunded Commitments	21,675	34,111	—	—	—	—	55,786
Credit Loss Allowance on Reinsurance Recoverables	8,386	32,777	—	—	—	—	41,163

SCHEDULE IV—REINSURANCE

	As of December 31, 2024
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life Insurance In-force	$75,603,581	$(57,446,060)	$43,934,822	$62,092,343	71%
Premiums and Other Considerations:
Premiums	$642,803	$(4,659,566)	$11,915,597	$7,898,834	151%
Policy Fees	$917,684	$(651,996)	$1,111,998	$1,377,686	81%

	As of December 31, 2023
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life Insurance In-force	$81,531,659	$(69,253,317)	$45,073,052	$57,351,394	79%
Premiums and Other Considerations:
Premiums	$118,535	$(2,281,618)	$4,138,758	$1,975,675	209%
Policy Fees	$912,931	$(94,767)	$442,085	$1,260,249	35%

	As of December 31, 2022
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
($ in thousands)
Life Insurance In-force	$87,800,041	$(50,258,155)	$20,664,894	$58,206,780	36%
Premiums and Other Considerations:
Premiums	$111,602	$(1,342,375)	$2,413,234	$1,182,461	204%
Policy Fees	$950,702	$(17,509)	$328,528	$1,261,721	26%

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
 Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2025
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Executive Chairman, Director	February 28, 2025
Henry R. Kravis

/s/ GEORGE R. ROBERTS	Co-Executive Chairman, Director	February 28, 2025
George R. Roberts

/s/ JOSEPH Y. BAE	Director, Co-Chief Executive Officer	February 28, 2025
Joseph Y. Bae	(principal executive officer)

/s/ SCOTT C. NUTTALL	Director, Co-Chief Executive Officer	February 28, 2025
Scott C. Nuttall	(principal executive officer)

/s/ ADRIANE M. BROWN	Director	February 28, 2025
Adriane M. Brown

/s/ MATTHEW R. COHLER	Director	February 28, 2025
Matthew R. Cohler

/s/ MARY N. DILLON	Director	February 28, 2025
Mary N. Dillon

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director	February 28, 2025
Arturo Gutiérrez Hernández

/s/ XAVIER B. NIEL	Director	February 28, 2025
Xavier B. Niel

/s/ KIMBERLY A. ROSS	Director	February 28, 2025
Kimberly A. Ross

/s/ PATRICIA F. RUSSO	Director	February 28, 2025
Patricia F. Russo

/s/ ROBERT W. SCULLY	Director	February 28, 2025
Robert W. Scully

/s/ EVAN T. SPIEGEL	Director	February 28, 2025
Evan T. Spiegel

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 28, 2025
Robert H. Lewin