Form 10-Q
period 2025-03-31
KKR & Co. Inc.
filed 2025-05-09
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820
KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-1203639
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
  30 Hudson Yards
New York, New York 10001
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	KKR	New York Stock Exchange
6.25% Series D Mandatory Convertible Preferred Stock	KKR PR D	New York Stock Exchange
4.625% Subordinated Notes due 2061 of KKR Group Finance Co. IX LLC	KKRS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, there were 890,641,903 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," “visibility”, “positioned”, “path to”, “conviction”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, forward-looking statements may include statements regarding KKR’s business, financial condition, liquidity and results of operations, including capital invested, uncalled commitments, cash and short-term investments, and levels of indebtedness; the potential for future business growth; outstanding shares of common stock of KKR & Co. Inc. and its capital structure; non-GAAP and segment measures and performance metrics, including assets under management (“AUM”), fee paying assets under management (“FPAUM”), Adjusted Net Income, Total Operating Earnings, Total Segment Earnings, Fee Related Earnings ("FRE"), Insurance Operating Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment (including expectations about dividend payments from companies and businesses in the Strategic Holdings segment in the future, the future growth of such companies and businesses, the potential for compounding earnings over a longer period of time from such segment, and the belief that such segment is an unconstrained business line); KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies (including the acquisition of Global Atlantic and businesses in our Strategic Holdings segment), internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc; the implementation or execution of, or results from, any strategic initiatives, including efforts to access individual investors; and the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and incentive fees. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the 2019 Equity Incentive Plan, and (iii) shares of common stock issuable from exchangeable securities, including vested partnership interests in KKR Holdings III L.P. Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the 2019 Equity Incentive Plan for which equity awards have not yet been granted.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$11,503,912	$8,535,048
Restricted Cash and Cash Equivalents	179,449	138,948
Investments	110,703,961	106,453,051
Due from Affiliates	1,813,329	1,856,045
Other Assets	5,669,371	5,534,286
	129,870,022	122,517,378
Insurance
Cash and Cash Equivalents	$6,482,989	$6,343,445
Restricted Cash and Cash Equivalents	227,115	350,512
Investments	175,146,614	170,144,744
Reinsurance Recoverable	45,321,679	45,270,625
Insurance Intangible Assets	5,303,897	5,198,943
Other Assets	6,281,939	6,292,704
Separate Account Assets	3,738,664	3,981,060
	242,502,897	237,582,033
Total Assets	$372,372,919	$360,099,411

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$45,807,864	$45,933,920
Due to Affiliates	463,289	524,516
Accrued Expenses and Other Liabilities	12,376,223	11,448,503
	58,647,376	57,906,939
Insurance
Policy Liabilities (market risk benefit liabilities: $1,206,372 and $1,002,236, as of March 31, 2025 and December 31, 2024, respectively.)	$188,413,845	$185,205,366
Debt Obligations	3,772,394	3,713,336
Funds Withheld Payable at Interest	44,254,674	43,961,910
Accrued Expenses and Other Liabilities	3,189,027	2,186,962
Reinsurance Liabilities	1,400,007	1,159,146
Separate Account Liabilities	3,738,664	3,981,060
	244,768,611	240,207,780
Total Liabilities	303,415,987	298,114,719

	March 31, 2025	December 31, 2024

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$1,921,480	$1,585,177

Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 and 0 shares, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	2,543,404	—
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 888,250,332 and 888,232,174 shares, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	8,882	8,882
Additional Paid-In Capital	18,612,895	18,406,718
Retained Earnings	11,941,148	12,282,513
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(5,636,342)	(7,046,545)
Total KKR & Co. Inc. Stockholders' Equity	27,469,987	23,651,568
Noncontrolling Interests (See Note 22)	39,565,465	36,747,947
Total Equity	67,035,452	60,399,515
Total Liabilities and Equity	$372,372,919	$360,099,411

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of March 31, 2025 and December 31, 2024, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") including those CFEs holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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
With respect to certain other VIEs consolidated by Global Atlantic, Global Atlantic has formed certain VIEs to either (i) hold investments, including fixed maturity securities, consumer and other loans, renewable energy, transportation, and real estate, or (ii) to conduct certain reinsurance activities with third party commitments. These VIEs issue beneficial interests primarily to Global Atlantic’s insurance companies.

	March 31, 2025
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,228,782	$1,859,124	$—	$4,087,906
Restricted Cash and Cash Equivalents	—	141,060	—	141,060
Investments	27,276,888	64,888,987	—	92,165,875
Other Assets	542,023	433,028	—	975,051
	30,047,693	67,322,199	—	97,369,892
Insurance
Cash and Cash Equivalents	—	—	1,091,334	1,091,334
Investments	—	—	28,175,395	28,175,395
Other Assets	—	—	856,156	856,156
	—	—	30,122,885	30,122,885
Total Assets	$30,047,693	$67,322,199	$30,122,885	$127,492,777

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$26,771,901	$7,667,100	$—	$34,439,001
Accrued Expenses and Other Liabilities	1,855,766	384,623	—	2,240,389
	28,627,667	8,051,723	—	36,679,390
Insurance
Debt Obligations	—	—	79,500	79,500
Accrued Expenses and Other Liabilities	—	—	405,337	405,337
	—	—	484,837	484,837
Total Liabilities	$28,627,667	$8,051,723	$484,837	$37,164,227

	December 31, 2024
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,945,010	$1,319,779	$—	$4,264,789
Restricted Cash and Cash Equivalents	—	115,467	—	115,467
Investments	27,488,538	60,366,652	—	87,855,190
Other Assets	333,653	601,547	—	935,200
	30,767,201	62,403,445	—	93,170,646
Insurance
Cash and Cash Equivalents	—	—	853,240	853,240
Investments	—	—	27,649,919	27,649,919
Other Assets	—	—	763,982	763,982
	—	—	29,267,141	29,267,141
Total Assets	$30,767,201	$62,403,445	$29,267,141	$122,437,787

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$27,150,809	$7,555,057	$—	$34,705,866
Accrued Expenses and Other Liabilities	2,244,253	231,411	—	2,475,664
	29,395,062	7,786,468	—	37,181,530
Insurance
Debt Obligations	—	—	70,400	70,400
Accrued Expenses and Other Liabilities	—	—	495,814	495,814
Total Liabilities	$29,395,062	$7,786,468	$566,214	$37,747,744

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024
Revenues
Asset Management and Strategic Holdings
Fees and Other	$886,810	$693,526
Capital Allocation-Based Income (Loss)	1,159,105	1,262,942
	2,045,915	1,956,468
Insurance
Net Premiums	323,364	6,036,522
Policy Fees	338,473	328,947
Net Investment Income	1,783,280	1,519,902
Net Investment-Related Gains (Losses)	(1,436,337)	(241,486)
Other Income	55,488	56,385
	1,064,268	7,700,270
Total Revenues	3,110,183	9,656,738

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,333,103	1,316,448
Occupancy and Related Charges	34,465	23,540
General, Administrative and Other	300,332	277,981
	1,667,900	1,617,969
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $221,394 and $(101,760), as of March 31, 2025 and March 31, 2024, respectively; remeasurement (gain) loss on policy liabilities: $42,252, as of March 31, 2025.)	1,708,294	7,261,069
Amortization of Policy Acquisition Costs	97,971	(3,752)
Interest Expense	69,571	54,567
Insurance Expenses	105,654	199,236
General, Administrative and Other	181,565	183,855
	2,163,055	7,694,975
Total Expenses	3,830,955	9,312,944

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,086,591	638,162
Dividend Income	273,890	245,057
Interest Income	785,857	890,102
Interest Expense	(654,499)	(754,064)
Total Investment Income (Loss)	1,491,839	1,019,257

Income (Loss) Before Taxes	771,067	1,363,051

Income Tax Expense (Benefit)	86,569	269,201

	Three Months Ended March 31,
	2025	2024

Net Income (Loss)	684,498	1,093,850
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	8,494	32,678
Net Income (Loss) Attributable to Noncontrolling Interests	861,928	378,958
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(185,924)	$682,214

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$(0.22)	$0.77
Diluted	$(0.22)	$0.74
Weighted Average Shares of Common Stock Outstanding
Basic	888,246,698	885,005,824
Diluted	888,246,698	925,141,166

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss)	$684,498	$1,093,850

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	1,456,349	(200,221)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(185,584)	125,180

Foreign Currency Translation Adjustments	140,705	(107,161)

Comprehensive Income (Loss)	2,095,968	911,648

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	8,494	32,678
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	867,927	377,478

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,219,547	$501,492

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$—	—	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	51,750,000	—	—
End of Period	2,543,404	51,750,000	—	—
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,882	888,232,174	8,850	885,005,588
Clawback of Transfer Restricted Shares	—	(1,882)	—	—
Private Placement Share Issuance	—	8,058	—	5,379
Net Delivery of Common Stock (Equity Incentive Plans)	—	11,982	—	—
End of Period	8,882	888,250,332	8,850	885,010,967
Additional Paid-In Capital
Beginning of Period	18,406,718		17,549,157
Compensation Modification	—		226,011
Compensation Modification - Issuance of Holdings III Units	—		(53,623)
Net Delivery of Common Stock (Equity Incentive Plans)	(694)		—
Equity-Based Compensation (Non-Cash Contribution)	81,987		79,504
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—		(40,789)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	122,878		144,145
Tax Effects of Changes in Ownership and Other	2,006		—
End of Period	18,612,895		18,032,599
Retained Earnings
Beginning of Period	12,282,513		9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	(185,924)		682,214
Common Stock Dividends ($0.175 and $0.165 per share)	(155,441)		(146,026)
End of Period	11,941,148		10,354,524
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(7,046,545)		(4,517,649)
Other Comprehensive Income (Loss)	1,405,471		(180,722)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	4,732		21,085
End of Period	(5,636,342)		(6,974,780)
Total KKR & Co. Inc. Stockholders' Equity	27,469,987		21,421,193
Noncontrolling Interests (See Note 22)	39,565,465		34,568,564
Total Equity	$67,035,452		$55,989,757

Redeemable Noncontrolling Interests (See Note 23)	$1,921,480		$922,093

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Income (Loss)	$684,498	$1,093,850
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	183,568	183,411
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	(70,229)	190,905
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(1,016,362)	(829,067)
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(1,159,105)	(1,262,942)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	1,660,241	591,288
Net Accretion and Amortization	(53,645)	(14,484)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	1,156,919	925,399
Other Non-Cash Amounts	232,447	59,030
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	87,399	152,861
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	365,957	583,293
Change in Deferred Policy Acquisition Costs - Insurance	(239,121)	(178,684)
Change in Policy Liabilities and Accruals, Net - Insurance	(260,265)	(89,817)
Change in Consolidation	(145)	—
Change in Due from / to Affiliates	14,746	(101,267)
Change in Other Assets	151,251	(19,836)
Change in Accrued Expenses and Other Liabilities	1,165,970	951,953
Investments Purchased - Asset Management and Strategic Holdings	(10,883,447)	(10,454,480)
Proceeds from Investments - Asset Management and Strategic Holdings	10,529,049	9,746,020
Net Cash Provided (Used) by Operating Activities	2,549,726	1,527,433

Investing Activities
Purchases of Fixed Assets	(20,846)	(17,295)
Investments Purchased - Insurance	(24,919,638)	(13,726,204)
Proceeds from Investments - Insurance	21,793,291	7,528,657
Other Investing Activities, Net - Insurance	(119)	16,063
Net Cash Provided (Used) by Investing Activities	(3,147,312)	(6,198,779)

Financing Activities
Common Stock Dividends	(155,441)	(146,026)
Distributions to Redeemable Noncontrolling Interests	(7,704)	(8,265)
Contributions from Redeemable Noncontrolling Interests	335,513	282,253
Distributions to Noncontrolling Interests	(988,003)	(1,732,066)
Contributions from Noncontrolling Interests	833,569	1,434,323
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	—
2024 GA Acquisition - Cash consideration (See Note 1)	—	(2,622,230)
Net Delivery of Common Stock (Equity Incentive Plans)	(694)	—
Proceeds from Debt Obligations	4,660,096	5,717,282
Repayment of Debt Obligations	(5,165,945)	(4,928,299)
Financing Costs Paid	(109)	—
Additions to Contractholder Deposit Funds - Insurance	6,259,326	7,451,253
Withdrawals from Contractholder Deposit Funds - Insurance	(4,752,660)	(4,887,018)
Reinsurance Transactions, Net of Cash Provided - Insurance	—	12,198
Other Financing Activity, Net - Insurance	41,752	(528,441)
Net Cash Provided (Used) by Financing Activities	3,603,104	44,964

Effect of exchange rate changes on cash, cash equivalents and restricted cash	19,994	(16,210)

	Three Months Ended March 31,
	2025	2024
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$3,025,512	$(4,642,592)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	15,367,953	20,808,120
Cash, Cash Equivalents and Restricted Cash, End of Period	$18,393,465	$16,165,528

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,535,048	$8,393,892
Restricted Cash and Cash Equivalents	138,948	116,599
Total Asset Management and Strategic Holdings	8,673,996	8,510,491
Insurance
Cash and Cash Equivalents	$6,343,445	$11,954,675
Restricted Cash and Cash Equivalents	350,512	342,954
Total Insurance	6,693,957	12,297,629

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$15,367,953	$20,808,120

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$11,503,912	$7,083,931
Restricted Cash and Cash Equivalents	179,449	227,486
Total Asset Management and Strategic Holdings	11,683,361	7,311,417
Insurance
Cash and Cash Equivalents	$6,482,989	$8,524,962
Restricted Cash and Cash Equivalents	227,115	329,149
Total Insurance	6,710,104	8,854,111

Cash, Cash Equivalents and Restricted Cash, End of Period	$18,393,465	$16,165,528

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$602,631	$745,412
Payments for Income Taxes	$73,596	$39,375
Payments for Operating Lease Liabilities	$16,698	$17,339

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$75	$3,879
Non-Cash Repayment of Debt Obligations	$(100,000)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$44,987	$400,122
Investments Acquired through Reinsurance Agreements	$—	$9,996,537
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$—	$1,229,728

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$2,130,064	$—
Other Assets	$(2,147)	$—
Accrued Expenses and Other Liabilities	$(19)	$—
Noncontrolling Interests	$2,129,979	$—

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of March 31, 2025, KKR & Co. Inc. held indirectly approximately 99.1% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and outstanding preferred units with economic terms that mirror the KKR & Co. Inc. 6.25% Series D Mandatory Convertible Preferred Stock (the “Series D Mandatory Convertible Preferred Stock”).
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the "financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2024 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2025 (our "Annual Report"), and the financial statements should be read in conjunction with the audited financial statements included therein. Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the "consolidated statements of financial condition"; the condensed consolidated statements of operations are referred to hereafter as the "consolidated statements of operations"; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)"; the condensed consolidated statements of changes in equity are referred to hereafter as the "consolidated statements of changes in equity"; and the condensed consolidated statements of cash flows are referred to hereafter as the "consolidated statements of cash flows."
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
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the Strategic Holdings segment (see Note 21 "Segment Reporting"), each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are only obligations of the insurance companies that issued or assumed them. If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
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
All intercompany transactions and balances have been eliminated. When the Insurance business makes an investment in an entity consolidated by the Asset Management business, the investment is eliminated from the investment balance in the Insurance tier in the presentation of the consolidated financial statements.
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the three months ended March 31, 2025, there were no significant updates to KKR’s significant accounting policies.

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
Certain events particular to each industry and country or region in which the portfolio companies conduct their operations, as well as general market, economic, political, geopolitical (including uncertainties resulting from changes to U.S. and global tariff policies and escalating trade tensions), and regulatory conditions, and natural disasters and catastrophes, including public health crises, may have a significant negative impact on KKR’s investments and profitability. Such events are beyond KKR’s control, and the likelihood that they may occur and the effect on KKR's use of estimates cannot be predicted. Actual results could differ from those estimates, and such differences could be material to the financial statements.
Adoption of new accounting pronouncements
Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024–01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024–01”). ASU 2024–01 amends the guidance in Accounting Standard Codification 718 (“ASC 718”) by adding an illustrative example to demonstrate and clarify how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as a share-based payment arrangement under ASC 718 or another standard. KKR adopted this accounting standard effective for the reporting period ended March 31, 2025, and its adoption did not have a material impact on KKR’s consolidated financial statements.
Future application of accounting standards
Income Tax Disclosure Improvements
In December 2023, the FASB issued ASU 2023–09, "Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for KKR’s annual period ending December 31, 2025. KKR is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three months ended March 31, 2025 and 2024, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended March 31,
	2025	2024
Management Fees	$531,699	$486,754
Fee Credits	(136,262)	(94,046)
Transaction Fees	388,329	218,618
Monitoring Fees	48,671	48,967
Incentive Fees	1,328	6,626
Expense Reimbursements	32,208	8,093
Consulting Fees	20,837	18,514
Fees and Other	886,810	693,526

Carried Interest	1,068,262	1,144,928
General Partner Capital Interest	90,843	118,014
Total Capital Allocation-Based Income (Loss)	1,159,105	1,262,942

Total Revenues	$2,045,915	$1,956,468

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$331,154	$935,889	$1,267,043	$(12,676)	$348,441	$335,765
Credit (1)	(83,298)	74,688	(8,610)	57,430	(81,451)	(24,021)
Investments of Consolidated CFEs (1)	(138,086)	(285,891)	(423,977)	5,005	96,973	101,978
Real Assets (1)	(45,211)	68,751	23,540	(109,398)	(105,223)	(214,621)
Equity Method - Other (1)	46,401	245,814	292,215	102,903	87,540	190,443
Other Investments (1)	(147,169)	255,318	108,149	(269,858)	345,478	75,620
Foreign Exchange Forward Contracts and Options (2)	83,826	(467,022)	(383,196)	35,139	148,203	183,342
Securities Sold Short (2)	6	349	355	(7,169)	(2,093)	(9,262)
Other Derivatives (2)	16	(723)	(707)	87	2,363	2,450
Debt Obligations and Other (3)	22,590	189,189	211,779	7,632	(11,164)	(3,532)
Net Gains (Losses) From Investment Activities	$70,229	$1,016,362	$1,086,591	$(190,905)	$829,067	$638,162
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
The components of net investment income were as follows:

	Three Months Ended March 31,
	2025	2024
Fixed Maturity Securities	$1,426,184	$1,327,010
Mortgage and Other Loan Receivables	772,018	559,682
Real Assets	258,975	143,292
Short-Term and Other Investment Income	134,833	162,069
Income Assumed from Funds Withheld Receivable at Interest	19,480	22,233
Policy Loans	22,056	24,503
Income Ceded to Funds Withheld Payable at Interest	(620,197)	(519,999)
Total Investment Income (Losses)	2,013,349	1,718,790
Less Investment Expenses:
Investment Management and Administration	142,628	117,089
Real Asset Depreciation and Maintenance	63,732	50,151
Interest Expense on Derivative Collateral and Repurchase Agreements	23,709	31,648
Net Investment Income (Losses)	$1,783,280	$1,519,902
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
Net investment-related gains (losses) were as follows:

	Three Months Ended March 31,
	2025	2024
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(1,117,445)	$(28,157)
Credit Loss Allowances on Available-For-Sale Securities	(48,240)	29,367
Credit Loss Allowances on Mortgage and Other Loan Receivables	(36,800)	(126,902)
Credit Loss Allowances on Unfunded Commitments	370	(4,578)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	259,207	(99,579)
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	42,075	(2,523)
Unrealized Gains (Losses) on Real Assets	19,329	(117,695)
Realized Gains (Losses) on Real Assets	10,501	(1,073)
Net Gains (Losses) on Derivative Instruments	(659,580)	100,968
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	75,986	24,287
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(50,267)	(2,286)
Other Realized Gains (Losses)	68,527	(13,315)
Net Investment-Related Gains (Losses)	$(1,436,337)	$(241,486)

Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$99,616	$175,706	$275,322	$49,008	$219,704	$268,712
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	18,526	18,307	36,833	8,694	877	9,571
Accretion of Initial Credit Loss Allowance on PCD Securities	—	264	264	—	163	163
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(455)	(15,471)	(15,926)	(60)	(5,859)	(5,919)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	643	10,764	11,407	(5,094)	(33,844)	(38,938)
Balances Charged Off	(42,568)	—	(42,568)	(23,629)	—	(23,629)
Balance, as of End of Period	$75,762	$189,570	$265,332	$28,919	$181,041	$209,960
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$326,057	$107,245	$181,106	$614,408	$319,631	$107,204	$175,608	$602,443
Net Provision (Release)	24,974	1,880	9,946	36,800	57,156	(5,141)	74,887	126,902
Charge-Offs	—	(539)	(37,183)	(37,722)	(16,379)	(639)	(41,439)	(58,457)
Recoveries of Amounts Previously Charged-Off	—	—	5,361	5,361	—	—	5,108	5,108
Balance, as of End of Period	$351,031	$108,586	$159,230	$618,847	$360,408	$101,424	$214,164	$675,996
Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended March 31,
	2025	2024
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$12,130,414	$1,999,289
Gross Gains	$17,990	$8,359
Gross Losses	$(1,126,744)	$(16,544)

7. INVESTMENTS
Investments consist of the following:

	March 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Private Equity	$38,227,026	$34,462,952
Credit	7,542,275	8,054,581
Investments of Consolidated CFEs	27,276,888	27,488,538
Real Assets	13,197,074	13,222,738
Equity Method - Other	8,701,872	8,333,527
Equity Method - Capital Allocation-Based Income	10,704,836	9,798,370
Other Investments	5,053,990	5,092,344
Investments – Asset Management and Strategic Holdings	$110,703,961	$106,453,051

Insurance
Fixed Maturity Securities, Available-For-Sale, at Fair Value(1)	$78,638,024	$76,259,956
Mortgage and Other Loan Receivables	53,027,128	52,751,077
Fixed Maturity Securities, Trading, at Fair Value(2)	21,988,120	21,419,241
Real Assets(3)(4)	14,339,505	14,078,498
Other Investments(4)(5)	3,060,130	1,475,156
Funds Withheld Receivable at Interest	2,474,756	2,537,858
Policy Loans	1,618,951	1,622,958
Investments – Insurance(6)	$175,146,614	$170,144,744

Total Investments	$285,850,575	$276,597,795
(1)Amortized cost of $86.2 billion and $85.6 billion, net of credit loss allowances of $265.3 million and $275.3 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Amortized cost of $24.1 billion and $23.8 billion as of March 31, 2025 and December 31, 2024, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $660.0 million and $623.1 million as of March 31, 2025 and December 31, 2024, respectively.
(4)Real assets of $1.0 billion as of both March 31, 2025 and December 31, 2024, and other investments of $679.2 million and $682.9 million as of March 31, 2025 and December 31, 2024, respectively, are accounted for using the equity method of accounting. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $23.0 million as of both March 31, 2025 and December 31, 2024. In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $1.0 billion and $476.3 million as of March 31, 2025 and December 31, 2024, respectively.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of March 31, 2025 and December 31, 2024, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic Holdings consolidated investment vehicles and other entities.

As of March 31, 2025 and December 31, 2024, there were no investments which represented greater than 5% of total investments.

Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of March 31, 2025			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$648,517	$—	$814	$(105,920)	$543,411
U.S. State, Municipal and Political Subdivisions	3,634,895	—	5,462	(808,074)	2,832,283
Corporate	51,743,247	(75,762)	211,032	(6,148,425)	45,730,092
Residential Mortgage-Backed Securities, or “RMBS”	12,260,487	(116,202)	84,736	(324,167)	11,904,854
Commercial Mortgage-Backed Securities, or “CMBS”	8,571,571	(61,419)	28,984	(251,192)	8,287,944
Collateralized Bond Obligations, or “CBOs”	429,917	—	95	(12,555)	417,457
CLOs	5,098,106	(5,150)	16,477	(23,288)	5,086,145
Asset-Backed Securities, or “ABSs”	3,851,479	(6,799)	38,609	(47,451)	3,835,838
Total AFS Fixed Maturity Securities	$86,238,219	$(265,332)	$386,209	$(7,721,072)	$78,638,024
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(5.7) million.

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of December 31, 2024			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,576,106	$—	$227	$(184,926)	$2,391,407
U.S. State, Municipal and Political Subdivisions	4,774,108	—	5,290	(1,009,937)	3,769,461
Corporate	48,862,650	(99,616)	119,998	(6,943,765)	41,939,267
RMBS	10,964,553	(115,810)	54,319	(624,040)	10,279,022
CMBS	8,387,194	(44,024)	28,702	(381,505)	7,990,367
CBOs	2,487,066	(1,190)	—	(79,644)	2,406,232
CLOs	4,106,046	(6,620)	24,177	(22,265)	4,101,338
ABSs	3,455,133	(8,062)	23,255	(87,464)	3,382,862
Total AFS Fixed Maturity Securities	$85,612,856	$(275,322)	$255,968	$(9,333,546)	$76,259,956
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

The maturity distribution for AFS fixed maturity securities is as follows:

As of March 31, 2025	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$1,117,983	$1,112,647
Due After One Year Through Five Years	11,389,338	11,259,284
Due After Five Years Through Ten Years	10,786,393	10,693,754
Due After Ten Years	32,657,183	26,040,101
Subtotal	55,950,897	49,105,786
RMBS	12,144,285	11,904,854
CMBS	8,510,152	8,287,944
CBOs	429,917	417,457
CLOs	5,092,956	5,086,145
ABSs	3,844,680	3,835,838
Total AFS Fixed Maturity Securities	$85,972,887	$78,638,024
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$290,724	$(39,079)	$148,512	$(66,841)	$439,236	$(105,920)
U.S. State, Municipal and Political Subdivisions	162,411	(7,190)	2,467,218	(800,884)	2,629,629	(808,074)
Corporate	10,848,961	(345,775)	16,299,512	(5,802,650)	27,148,473	(6,148,425)
RMBS	2,192,194	(34,366)	2,788,767	(289,801)	4,980,961	(324,167)
CMBS	1,820,146	(11,680)	2,910,933	(239,512)	4,731,079	(251,192)
CBOs	13,424	(730)	392,142	(11,825)	405,566	(12,555)
CLOs	846,019	(3,466)	259,317	(19,822)	1,105,336	(23,288)
ABSs	407,317	(2,803)	865,661	(44,648)	1,272,978	(47,451)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$16,581,196	$(445,089)	$26,132,062	$(7,275,983)	$42,713,258	$(7,721,072)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,150,669	$(110,280)	$203,661	$(74,646)	$2,354,330	$(184,926)
U.S. State, Municipal and Political Subdivisions	251,191	(4,816)	3,305,469	(1,005,121)	3,556,660	(1,009,937)
Corporate	12,959,540	(457,706)	18,491,535	(6,486,059)	31,451,075	(6,943,765)
RMBS	2,436,204	(62,488)	3,998,635	(561,552)	6,434,839	(624,040)
CMBS	1,006,250	(4,683)	3,737,990	(376,822)	4,744,240	(381,505)
CBOs	1,158	(81)	2,405,075	(79,563)	2,406,233	(79,644)
CLOs	274,025	(1,630)	293,008	(20,635)	567,033	(22,265)
ABSs	739,370	(5,581)	1,309,477	(81,883)	2,048,847	(87,464)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$19,818,407	$(647,265)	$33,744,850	$(8,686,281)	$53,563,257	$(9,333,546)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $332.9 million and $557.4 million as of March 31, 2025 and December 31, 2024, respectively. The single largest unrealized loss on AFS fixed maturity securities was $49.9 million and $54.4 million as of March 31, 2025 and December 31, 2024, respectively. Global Atlantic had 5,055 and 5,966 securities in an unrealized loss position as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 3,127 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.9 billion and $182.0 million, respectively, as of March 31, 2025. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	March 31, 2025	December 31, 2024
Commercial Mortgage Loans(1)	$25,667,691	$25,263,148
Residential Mortgage Loans(1)	21,824,927	21,581,616
Consumer Loans(1)	4,760,713	4,848,208
Other Loan Receivables(1)(2)	1,392,644	1,672,513
Total Mortgage and Other Loan Receivables	$53,645,975	$53,365,485
Allowance for Credit Losses(3)	(618,847)	(614,408)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$53,027,128	$52,751,077
(1)Includes $3.1 billion and $1.6 billion of loans carried at fair value using the fair value option as of March 31, 2025 and December 31, 2024, respectively. These loans had unpaid principal balances of $3.3 billion and $1.8 billion as of March 31, 2025 and December 31, 2024, respectively.
(2)As of March 31, 2025, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages of $173.5 million, $514.0 million, $277.6 million, and $200.0 million, respectively. As of December 31, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages of $547.2 million, $503.0 million, $271.2 million, and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(71.8) million and $(72.2) million as of March 31, 2025 and December 31, 2024, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of March 31, 2025:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2025	$1,417	$4,569,980	$4,571,397
2026	532,934	6,687,545	7,220,479
2027	602,661	7,552,063	8,154,724
2028	123,501	1,800,210	1,923,711
2029	10,780	1,457,875	1,468,655
2030	211,103	447,843	658,946
Thereafter	20,342,531	3,152,175	23,494,706
Total	$21,824,927	$25,667,691	$47,492,618
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	March 31, 2025		December 31, 2024
South Atlantic	$13,429,627	28.3%	$13,215,065	28.2%
Pacific	11,778,134	24.8%	11,739,093	25.1%
Middle Atlantic	5,992,213	12.6%	5,841,960	12.5%
West South Central	5,412,921	11.4%	5,395,952	11.5%
Mountain	3,986,746	8.4%	4,001,411	8.5%
New England	1,755,432	3.7%	1,679,335	3.6%
East North Central	1,484,832	3.1%	1,505,688	3.2%
East South Central	982,640	2.1%	986,070	2.1%
West North Central	441,954	0.9%	455,503	1.0%
Foreign and Other Regions	2,228,119	4.7%	2,024,687	4.3%
Total by Geographic Region	$47,492,618	100.0%	$46,844,764	100.0%

Mortgage Loans – Carrying Value by Property Type	March 31, 2025		December 31, 2024
Residential	$21,824,927	46.0%	$21,581,616	46.1%
Multi-Family	13,036,528	27.4%	12,793,478	27.3%
Industrial	6,031,614	12.7%	6,357,311	13.6%
Office Building	4,449,823	9.4%	4,468,303	9.5%
Other Property Types	1,373,338	2.9%	804,743	1.7%
Retail	491,504	1.0%	504,812	1.1%
Warehouse	284,884	0.6%	334,501	0.7%
Total by Property Type	$47,492,618	100.0%	$46,844,764	100.0%
As of March 31, 2025 and December 31, 2024, Global Atlantic had $496.8 million and $406.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of March 31, 2025 and December 31, 2024:

	By Year of Origination
Performance Status as of March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Three Months Ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—

Current	$313,758	$4,761,217	$3,604,146	$6,102,087	$6,416,706	$4,291,561	$25,489,475
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	97,456	80,760	178,216
Total Commercial Mortgage Loans	$313,758	$4,761,217	$3,604,146	$6,102,087	$6,514,162	$4,372,321	$25,667,691
Residential Mortgage Loans
Gross Charge-Offs for the Three Months Ended March 31, 2025	$—	$—	$(17)	$(72)	$(131)	$(319)	$(539)

Current	$966,367	$7,890,213	$3,722,779	$1,944,979	$3,921,859	$2,586,297	$21,032,494
30 to 59 Days Past Due	—	117,747	77,613	22,819	42,139	87,896	348,214
60 to 89 Days Past Due	—	29,096	32,155	17,715	14,019	32,694	125,679
90 Days or More Past Due or in Process of Foreclosure	—	39,372	54,885	38,200	67,172	118,911	318,540
Total Residential Mortgage Loans	$966,367	$8,076,428	$3,887,432	$2,023,713	$4,045,189	$2,825,798	$21,824,927
Consumer Loans
Gross Charge-Offs for the Three Months Ended March 31, 2025	$—	$(1,749)	$(3,098)	$(5,370)	$(15,222)	$(11,556)	$(36,995)

Current	$5,771	$671,247	$436,800	$684,305	$1,328,982	$1,538,295	$4,665,400
30 to 59 Days Past Due	—	1,622	2,611	4,600	16,682	18,404	43,919
60 to 89 Days Past Due	—	531	2,060	3,325	9,399	9,034	24,349
90 Days or More Past Due or in Process of Foreclosure	—	512	2,839	4,038	8,729	10,927	27,045
Total Consumer Loans	$5,771	$673,912	$444,310	$696,268	$1,363,792	$1,576,660	$4,760,713
Total Mortgage and Consumer Loan Receivables	$1,285,896	$13,511,557	$7,935,888	$8,822,068	$11,923,143	$8,774,779	$52,253,331

	By Year of Origination
Performance Status as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$—	$—	$(20,387)	$(80,798)	$(10,695)	$(51,598)	$(163,478)

Current	$4,626,771	$3,575,323	$6,012,774	$6,414,939	$559,931	$3,899,288	$25,089,026
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	42,335	42,335
90 Days or More Past Due or in Process of Foreclosure	—	—	—	96,787	—	35,000	131,787
Total Commercial Mortgage Loans	$4,626,771	$3,575,323	$6,012,774	$6,511,726	$559,931	$3,976,623	$25,263,148
Residential Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(15)	$(7)	$(1,308)	$(2,565)	$(524)	$(697)	$(5,116)

Current	$8,277,782	$3,958,884	$1,948,869	$4,010,265	$1,192,287	$1,470,411	$20,858,498
30 to 59 Days Past Due	67,924	89,078	64,113	39,326	6,140	90,891	357,472
60 to 89 Days Past Due	20,388	24,336	10,303	11,554	325	23,597	90,503
90 Days or More Past Due or in Process of Foreclosure	9,550	42,672	36,404	64,990	9,235	112,292	275,143
Total Residential Mortgage Loans	$8,375,644	$4,114,970	$2,059,689	$4,126,135	$1,207,987	$1,697,191	$21,581,616
Consumer Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(1,345)	$(6,896)	$(22,614)	$(73,814)	$(19,872)	$(29,251)	$(153,792)

Current	$592,705	$454,890	$691,198	$1,394,197	$566,071	$1,050,090	$4,749,151
30 to 59 Days Past Due	860	2,444	3,433	22,069	4,090	14,816	47,712
60 to 89 Days Past Due	517	1,194	2,178	10,399	2,299	7,874	24,461
90 Days or More Past Due or in Process of Foreclosure	278	2,317	3,351	9,656	2,650	8,632	26,884
Total Consumer Loans	$594,360	$460,845	$700,160	$1,436,321	$575,110	$1,081,412	$4,848,208
Total Mortgage and Consumer Loan Receivables	$13,596,775	$8,151,138	$8,772,623	$12,074,182	$2,343,028	$6,755,226	$51,692,972
Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of March 31, 2025 and December 31, 2024:

Loan-to-Value as of March 31, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$313,758	$—	$—	$313,758
2024	4,621,837	139,380	—	4,761,217
2023	3,604,146	—	—	3,604,146
2022	5,703,843	365,899	32,345	6,102,087
2021	5,005,160	1,357,952	151,050	6,514,162
2020	437,522	91,078	35,022	563,622
Prior	3,495,362	107,363	205,974	3,808,699
Total Commercial Mortgage Loans	$23,181,628	$2,061,672	$424,391	$25,667,691

Loan-to-Value as of December 31, 2024, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2024	$4,487,814	$138,957	$—	$4,626,771
2023	3,575,323	—	—	3,575,323
2022	5,646,922	365,852	—	6,012,774
2021	4,931,730	1,429,694	150,302	6,511,726
2020	433,377	91,524	35,030	559,931
2019	1,145,297	54,501	39,308	1,239,106
Prior	2,538,853	53,510	145,154	2,737,517
Total Commercial Mortgage Loans	$22,759,316	$2,134,038	$369,794	$25,263,148
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% as of both March 31, 2025 and December 31, 2024.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$37,998	$—	$67,504	$105,502	0.41%
Residential Mortgage Loans	1,681	—	—	—	1,681	0.01%
Consumer Loans	3,124	271	8,139	7,212	18,746	0.39%
Total	$4,805	$38,269	$8,139	$74,716	$125,929
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

Three Months Ended March 31, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$37,695	$37,695	0.17%
Residential Mortgage Loans	2,649	—	8,150	5,334	16,133	0.11%
Consumer Loans	965	522	11,985	9,036	22,508	0.53%
Total	$3,614	$522	$20,135	$52,065	$76,336
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 3.0% for both the three months ended March 31, 2025 and 2024. The maturity extensions for commercial mortgage loans added a weighted-average of 2.0 years and 3.0 years to the life of the loans, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, Global Atlantic has commitments to lend additional funds of $15.0 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended March 31, 2025:

Performance Status as of March 31, 2025 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$454,390	$—	$—	$—	$454,390
Residential Mortgage Loans	10,111	625	64	2,242	13,042
Consumer Loans	63,151	10,742	5,004	2,867	81,764
Total(1)	$527,652	$11,367	$5,068	$5,109	$549,196
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of March 31, 2025 and December 31, 2024, Global Atlantic participated in repurchase agreements with a notional value of $306.1 million and $261.4 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of March 31, 2025 and December 31, 2024 is presented in the following tables:

As of March 31, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$1,046	$126,824	$188,284	$316,154
Total Assets Pledged	$—	$1,046	$126,824	$188,284	$316,154

As of December 31, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$4,266	$71,170	$195,691	$271,127
Total Assets Pledged	$—	$4,266	$71,170	$195,691	$271,127
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks ("FHLB") system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $117.8 million (accounted for at cost basis) of stock in FHLBs as of both March 31, 2025 and December 31, 2024. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $6.8 billion and $4.6 billion as of March 31, 2025 and December 31, 2024, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $828.7 million and $834.4 million as of March 31, 2025 and December 31, 2024, respectively.
Insurance – Statutory Deposits
As of March 31, 2025 and December 31, 2024, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $143.6 million and $141.1 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $93.7 million and $135.7 million as of March 31, 2025 and December 31, 2024, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of March 31, 2025	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$20,959,415	$242,200	$331,578
Other Derivatives	355,500	7,759	95
Total Asset Management and Strategic Holdings	$21,314,915	$249,959	$331,673

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$15,394,492	$114,011	$407,442
Foreign Currency Contracts	2,612,984	17,788	49,475
Total Derivatives Designated as Hedge Accounting Instruments	$18,007,476	$131,799	$456,917
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$37,619,529	$1,526,997	$121,399
Interest Rate Contracts	22,293,206	253,014	274,217
Foreign Currency Contracts	3,050,285	31,319	54,366
Other Contracts	61,223	—	3,379
Total Derivatives Not Designated as Hedge Accounting Instruments	$63,024,243	$1,811,330	$453,361
Counterparty Netting(2)	—	(456,100)	(456,100)
Cash Collateral	—	(1,368,177)	(116,540)
Total Insurance(1)	$81,031,719	$118,852	$337,638

Fair Value Included Within Total Assets and Liabilities	$102,346,634	$368,811	$669,311
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $101.8 million and the fair value of these embedded derivatives related to liabilities was $3.6 billion as of March 31, 2025.
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
Fair Value Hedges
Global Atlantic has designated foreign exchange derivative contracts, including forwards and swaps, to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the foreign exchange derivative contracts, both of which are recognized within investment-related gains (losses). The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $2.2 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively.
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

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$2,330,880	$(182,188)	$2,279,261	$(233,202)
Policy Liabilities	4,191,804	(154,673)	4,453,766	(204,435)
(1)Includes $183.1 million and $193.3 million of hedging adjustments on discontinued hedging relationships as of March 31, 2025 and December 31, 2024, respectively.
Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through January 2030 and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of March 31, 2025 and December 31, 2024, there was a cumulative gain (loss) of $(209.6) million and $(249.7) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss). Amounts deferred in accumulated other comprehensive income (loss) are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with floating rate investments, including AFS fixed maturity securities and commercial mortgage loans. Regression analysis is used to assess the effectiveness of these hedges.
As of March 31, 2025 and December 31, 2024, there was a cumulative gain (loss) of $(32.1) million and $(60.8) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss), respectively. Amounts deferred in accumulated other comprehensive gain (loss) are reclassified to net investment income in the same period during which the hedged investments affect earnings.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of March 31, 2025 and December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(20.7) million and $(25.3) million, respectively.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Three Months Ended March 31, 2025
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$23,778	$40,369	$—
Foreign Currency Contracts	(92,439)	1,058	—	—	13,419
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(92,439)	$1,058	$23,778	$40,369	$13,419
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(23,778)	$(40,369)	$—
Foreign Currency Contracts	86,661	—	—	—	—
Total Gains (Losses) on Hedged Items	$86,661	$—	$(23,778)	$(40,369)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$5,182	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$5,182	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$(596)	$1,058	$—	$—	$13,419
Cash Flow Hedges
Interest Rate Contracts	$—	$(943)	$—	$—	$68,839
Total Gains (Losses) on Cash Flow Hedges	$—	$(943)	$—	$—	$68,839
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$820	$—	$—	$4,640
Total Gains (Losses) on Net Investment Hedges	$—	$820	$—	$—	$4,640
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(24,066)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(423,563)	—	—	—	—
Equity Index Options	(339,801)	—	—	—	—
Equity Future Contracts	28,694	—	—	—	—
Interest Rate Contracts	174,989	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(75,237)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(658,984)	$—	$—	$—	$—
Total	$(659,580)	$935	$—	$—	$86,898

	Three Months Ended March 31, 2024
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(63,695)	$(52,695)	$—
Foreign Currency Contracts	49,541	982	—	—	(4,690)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$49,541	$982	$(63,695)	$(52,695)	$(4,690)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$63,695	$52,695	$—
Foreign Currency Contracts	(45,116)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(45,116)	$—	$63,695	$52,695	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$6,381	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$6,381	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$10,806	$982	$—	$—	$(4,690)
Cash Flow Hedges
Interest Rate Contracts	$—	$(845)	$—	$—	$(31,288)
Total Gains (Losses) on Cash Flow Hedges	$—	$(845)	$—	$—	$(31,288)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$25,330	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	95,441	—	—	—	—
Equity Index Options	257,103	—	—	—	—
Equity Future Contracts	(63,516)	—	—	—	—
Interest Rate Contracts	(249,295)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	25,099	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$90,162	$—	$—	$—	$—
Total	$100,968	$137	$—	$—	$(35,978)

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of March 31, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$1,943,129	$(1,824,277)	$118,852	$(156,567)	$(37,715)
Derivative Liabilities (Excluding Embedded Derivatives)	$910,278	$(572,640)	$337,638	$620,961	$(283,323)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,346,562	$(2,285,211)	$61,351	$(157,782)	$(96,431)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,299,370	$(910,183)	$389,187	$504,665	$(115,478)
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
Assets, at fair value:

	March 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$769,482	$375,407	$37,082,137		$38,227,026
Credit	—	3,179,706	4,362,569		7,542,275
Investments of Consolidated CFEs	—	27,276,888	—		27,276,888
Real Assets	302,796	262,846	12,631,432		13,197,074
Equity Method - Other	88,361	73,688	1,365,699		1,527,748
Other Investments	20,542	62,169	4,971,279		5,053,990
Total Investments	$1,181,181	$31,230,704	$60,413,116		$92,825,001
Foreign Exchange Contracts and Options	—	242,200	—		242,200
Other Derivatives	—	7,759	—		7,759
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,181,181	$31,480,663	$60,413,116		$93,074,960
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$50,144	$493,267	$—		$543,411
U.S. State, Municipal and Political Subdivisions	—	2,832,283	—		2,832,283
Corporate	—	35,615,230	10,114,862		45,730,092
Structured Securities	—	27,019,618	2,512,620		29,532,238
Total AFS Fixed Maturity Securities	$50,144	$65,960,398	$12,627,482		$78,638,024
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$674,253	$—		$674,253
U.S. State, Municipal and Political Subdivisions	—	297,143	—		297,143
Corporate	—	11,967,283	1,650,935		13,618,218
Structured Securities	—	6,592,265	806,241		7,398,506
Total Trading Fixed Maturity Securities	$—	$19,530,944	$2,457,176		$21,988,120
Mortgage and Other Loan Receivables	—	—	3,127,745		3,127,745
Real Assets	—	—	8,467,199	(1)	8,467,199
Other Investments	1,423,008	465,042	139,267	(1)	2,027,317
Funds Withheld Receivable at Interest	—	—	101,821		101,821
Reinsurance Recoverable	—	—	953,145		953,145
Derivative Assets:
Equity Market Contracts	5	1,526,992	—		1,526,997
Interest Rate Contracts	—	367,025	—		367,025
Foreign Currency Contracts	—	49,107	—		49,107
Counterparty Netting and Cash Collateral	(766)	(1,823,511)	—	(2)	(1,824,277)
Total Derivative Assets	$(761)	$119,613	$—		$118,852
Separate Account Assets	3,738,664	—	—		3,738,664
Total Assets at Fair Value - Insurance	$5,211,055	$86,075,997	$27,873,835		$119,160,887

Total Assets at Fair Value	$6,392,236	$117,556,660	$88,286,951		$212,235,847

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$816,229	$523,274	$33,123,449		$34,462,952
Credit	—	3,249,173	4,805,408		8,054,581
Investments of Consolidated CFEs	—	27,488,538	—		27,488,538
Real Assets	436,546	261,902	12,524,290		13,222,738
Equity Method - Other	162,950	264,284	1,405,300		1,832,534
Other Investments	179,102	64,391	4,848,851		5,092,344
Total Investments	$1,594,827	$31,851,562	$56,707,298		$90,153,687
Foreign Exchange Contracts and Options	—	511,513	—		511,513
Other Derivatives	42	8,402	—		8,444
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,594,869	$32,371,477	$56,707,298		$90,673,644
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,391,407	$—		$2,391,407
U.S. State, Municipal and Political Subdivisions	—	3,769,461	—		3,769,461
Corporate	—	32,585,117	9,354,150		41,939,267
Structured Securities	—	25,851,177	2,308,644		28,159,821
Total AFS Fixed Maturity Securities	$—	$64,597,162	$11,662,794		$76,259,956
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,425,469	$—		$2,425,469
U.S. State, Municipal and Political Subdivisions	—	380,175	—		380,175
Corporate	—	10,132,588	1,322,304		11,454,892
Structured Securities	—	6,399,502	759,203		7,158,705
Total Trading Fixed Maturity Securities	$—	$19,337,734	$2,081,507		$21,419,241
Mortgage and Other Loan Receivables	—	—	1,611,109		1,611,109
Real Assets	—	—	8,121,139	(1)	8,121,139
Other Investments	207,281	269,250	103,823	(1)	580,354
Funds Withheld Receivable at Interest	—	—	125,887		125,887
Reinsurance Recoverable	—	—	940,731		940,731
Derivative Assets:
Equity Market Contracts	5,475	1,915,689	—		1,921,164
Interest Rate Contracts	—	247,800	—		247,800
Other Contracts	—	1,895	—		1,895
Foreign Currency Contracts	—	175,703	—		175,703
Counterparty Netting and Cash Collateral	(159)	(2,285,052)	—	(2)	(2,285,211)
Total Derivative Assets	$5,316	$56,035	$—		$61,351
Separate Account Assets	3,981,060	—	—		3,981,060
Total Assets at Fair Value - Insurance	$4,193,657	$84,260,181	$24,646,990		$113,100,828

Total Assets at Fair Value	$5,788,526	$116,631,658	$81,354,288		$203,774,472
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of March 31, 2025 and December 31, 2024, the fair value of these real assets were $24.4 million and $34.5 million, respectively, and other investments were $151.6 million and $4.3 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both March 31, 2025 and December 31, 2024, there were $1.3 million of unfunded commitments associated with these real assets and $1.5 million associated with these other investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	March 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$96,669	$—	$—		$96,669
Foreign Exchange Contracts and Options	—	331,578	—		331,578
Unfunded Revolver Commitments	—	—	101,216	(1)	101,216
Other Derivatives	95	—	—		95
Debt Obligations of Consolidated CFEs	—	26,771,901	—		26,771,901
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$96,764	$27,103,479	$101,216		$27,301,459

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,498,602	(3)	$1,498,602
Closed Block Policy Liabilities	—	—	1,001,259		1,001,259
Funds Withheld Payable at Interest	—	—	(2,373,981)		(2,373,981)
Derivative Instruments Payable:
Equity Market Contracts	954	120,445	—		121,399
Interest Rate Contracts	237	681,422	—		681,659
Foreign Currency Contracts	—	103,841	—		103,841
Other Contracts	—	3,379	—		3,379
Counterparty Netting and Cash Collateral	(766)	(571,874)	—	(2)	(572,640)
Total Derivative Instruments Payable	$425	$337,213	$—		$337,638
Embedded Derivative – Interest-Sensitive Life Products	—	—	414,359		414,359
Embedded Derivative – Annuity Products	—	—	5,520,585		5,520,585
Total Liabilities at Fair Value - Insurance	$425	$337,213	$6,060,824		$6,398,462

Total Liabilities at Fair Value	$97,189	$27,440,692	$6,162,040		$33,699,921

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$109,168	$—	$—		$109,168
Foreign Exchange Contracts and Options	—	131,339	—		131,339
Unfunded Revolver Commitments	—	—	96,848	(1)	96,848
Other Derivatives	—	—	—		—
Debt Obligations of Consolidated CFEs	—	27,150,809	—		27,150,809
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$109,168	$27,282,148	$96,848		$27,488,164

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,279,794	(3)	$1,279,794
Closed Block Policy Liabilities	—	—	988,320		988,320
Funds Withheld Payable at Interest	—	—	(2,797,544)		(2,797,544)
Derivative Instruments Payable:
Equity Market Contracts	508	142,541	—		143,049
Interest Rate Contracts	89	1,072,481	—		1,072,570
Foreign Currency Contracts	—	83,557	—		83,557
Other Contracts	—	194	—		194
Counterparty Netting and Cash Collateral	(159)	(910,024)	—	(2)	(910,183)
Total Derivative Instruments Payable	$438	$388,749	$—		$389,187
Embedded Derivative – Interest-Sensitive Life Products	—	—	491,818		491,818
Embedded Derivative – Annuity Products	—	—	5,481,063		5,481,063
Total Liabilities at Fair Value - Insurance	$438	$388,749	$5,443,451		$5,832,638

Total Liabilities at Fair Value	$109,606	$27,670,897	$5,540,299		$33,320,802
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.2 billion and $1.0 billion as of March 31, 2025 and December 31, 2024, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$33,123,449	$2,005,996	$—	$—	$758,193	$1,194,499	$—	$37,082,137	$1,164,159	$—
Credit	4,805,408	—	—	—	(429,281)	(13,558)	—	4,362,569	18,785	—
Real Assets	12,524,290	—	—	—	(19,753)	126,895	—	12,631,432	161,588	—
Equity Method - Other	1,405,300	—	—	—	(24,374)	(15,227)	—	1,365,699	(17,776)	—
Other Investments	4,848,851	—	—	(24,594)	41,806	105,216	—	4,971,279	118,706	—
Other Derivatives	—	—	—	—	—	—	—	—	—	—
Total Assets - Asset Management and Strategic Holdings	$56,707,298	$2,005,996	$—	$(24,594)	$326,591	$1,397,825	$—	$60,413,116	$1,445,462	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$—	$(5,203)	$662,665	$34,681	$68,569	$10,114,862	$—	$24,303
Structured Securities	2,308,644	—	—	(3,555)	190,146	2,822	14,563	2,512,620	—	11,509
Total AFS Fixed Maturity Securities	11,662,794	—	—	(8,758)	852,811	37,503	83,132	12,627,482	—	35,812
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,322,304	—	—	(634)	354,333	(25,068)	—	1,650,935	(20,435)	—
Structured Securities	759,203	—	—	—	47,149	(111)	—	806,241	(761)	—
Total Trading Fixed Maturity Securities	2,081,507	—	—	(634)	401,482	(25,179)	—	2,457,176	(21,196)	—
Mortgage and Other Loan Receivables	1,611,109	—	—	—	1,495,173	21,463	—	3,127,745	7,398	—
Real Assets	8,121,139	—	—	—	311,735	34,325	—	8,467,199	27,353	—
Other Investments	103,823	—	—	—	32,076	3,368	—	139,267	3,416	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(24,066)	—	101,821	—	—
Reinsurance Recoverable	940,731	—	—	—	(5,020)	17,434	—	953,145	—	—
Total Assets - Insurance	$24,646,990	$—	$—	$(9,392)	$3,088,257	$64,848	$83,132	$27,873,835	$16,971	$35,812

Total	$81,354,288	$2,005,996	$—	$(33,986)	$3,414,848	$1,462,673	$83,132	$88,286,951	$1,462,433	$35,812

	Three Months Ended March 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$—	$—	$—	$741,462	$595,107	$—	$32,258,143	$593,507	$—
Credit	5,452,916	—	148,072	(105,080)	(258,589)	(42,404)	—	5,194,915	(37,131)	—
Real Assets	11,295,633	—	—	—	350,333	(116,418)	—	11,529,548	(117,618)	—
Equity Method - Other	1,537,962	—	—	—	623	(4,512)	—	1,534,073	(6,115)	—
Other Investments	4,265,768	—	—	(8,106)	(122,560)	68,923	177	4,204,202	74,729	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$—	$148,072	$(113,186)	$711,269	$500,696	$177	$54,720,881	$507,372	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$(544,590)	$(47,622)	$93,089	$8,071,579	$—	$93,046
Structured Securities	1,830,000	—	53,014	—	23,814	7,639	11,589	1,926,056	—	12,136
Total AFS Fixed Maturity Securities	$10,401,003	$—	$53,014	$(301)	$(520,776)	$(39,983)	$104,678	$9,997,635	$—	$105,182
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	656,923	—	191	—	(319,550)	40,871	—	378,435	40,396	—
Structured Securities	593,238	—	91,658	—	(24,223)	9,470	—	670,143	10,428	—
Total Trading Fixed Maturity Securities	$1,250,161	$—	$91,849	$—	$(343,773)	$50,341	$—	$1,048,578	$50,824	$—
Mortgage and Other Loan Receivables	697,402	—	—	—	(5,792)	(4,672)	—	686,938	(4,304)	—
Real Assets	4,815,265	—	—	—	38,536	(79,926)	—	4,773,875	(78,170)	—
Other Investments	126,008	—	—	—	12,530	427	—	138,965	427	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	25,330	—	113,991	—	—
Reinsurance Recoverable	926,035	—	—	—	(11,668)	51,510	—	965,877	—	—
Total Assets - Insurance	$18,304,535	$—	$144,863	$(301)	$(830,943)	$3,027	$104,678	$17,725,859	$(31,223)	$105,182

Total	$71,778,388	$—	$292,935	$(113,487)	$(119,674)	$503,723	$104,855	$72,446,740	$476,149	$105,359

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$991,867	$—	$(233,674)	$—	$758,193	$986,552	$—	$(245,090)	$—	$741,462
Credit	445,056	—	(739,094)	(135,243)	(429,281)	322,033	—	(230,387)	(350,235)	(258,589)
Real Assets	126,466	—	(146,219)	—	(19,753)	383,467	—	(33,134)	—	350,333
Equity Method - Other	11	—	(24,385)	—	(24,374)	3,080	—	(2,457)	—	623
Other Investments	141,883	—	(75,042)	(25,035)	41,806	390,664	—	(448,621)	(64,603)	(122,560)
Total Assets - Asset Management and Strategic Holdings	$1,705,283	$—	$(1,218,414)	$(160,278)	$326,591	$2,085,796	$—	$(959,689)	$(414,838)	$711,269

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,282,821	$—	$(51,072)	$(569,084)	$662,665	$662,876	$—	$(170,021)	$(1,037,445)	$(544,590)
Structured Securities	439,634	—	(64,860)	(184,628)	190,146	91,045	—	(2,002)	(65,229)	23,814
Total AFS Fixed Maturity Securities	1,722,455	—	(115,932)	(753,712)	852,811	$753,921	$—	$(172,023)	$(1,102,674)	$(520,776)
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	532,684	—	(172,818)	(5,533)	354,333	61,018	—	(54,206)	(326,362)	(319,550)
Structured Securities	85,048	—	(6,345)	(31,554)	47,149	237	—	(6,470)	(17,990)	(24,223)
Total Trading Fixed Maturity Securities	617,732	—	(179,163)	(37,087)	401,482	$61,255	$—	$(60,676)	$(344,352)	$(343,773)
Mortgage and Other Loan Receivables	1,549,623	—	(97)	(54,353)	1,495,173	1,795	—	—	(7,587)	(5,792)
Real Assets	318,934	—	(7,199)	—	311,735	42,420	—	(3,884)	—	38,536
Other Investments	32,076	—	—	—	32,076	12,530	—	—	—	12,530
Reinsurance Recoverable	—	—	—	(5,020)	(5,020)	—	—	—	(11,668)	(11,668)
Total Assets - Insurance	$4,240,820	$—	$(302,391)	$(850,172)	$3,088,257	$871,921	$—	$(236,583)	$(1,466,281)	$(830,943)

Total	$5,946,103	$—	$(1,520,805)	$(1,010,450)	$3,414,848	$2,957,717	$—	$(1,196,272)	$(1,881,119)	$(119,674)

	Three Months Ended March 31, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$4,368	$—	$101,216	$4,368
Total Liabilities - Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$4,368	$—	$101,216	$4,368

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$15,343	$219,024	$(15,559)	$1,498,602	$—
Closed Block Policy Liabilities	988,320	—	—	—	(3,327)	15,985	281	1,001,259	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	423,563	—	(2,373,981)	—
Embedded Derivative – Interest-Sensitive Life Products	491,818	—	—	—	(41,673)	(35,786)	—	414,359	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	191,880	(152,358)	—	5,520,585	—
Total Liabilities - Insurance	$5,443,451	$—	$—	$—	$162,223	$470,428	$(15,278)	$6,060,824	$—

Total	$5,540,299	$—	$—	$—	$162,223	$474,796	$(15,278)	$6,162,040	$4,368

	Three Months Ended March 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$321	$—	$95,004	$321
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$321	$—	$95,004	$321

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$(49)	$(142,526)	$5,168	$1,337,563	$—
Closed Block Policy Liabilities	968,554	—	—	—	(865)	38,529	(591)	1,005,627	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	(95,441)	—	(2,542,744)	—
Embedded Derivative – Interest-Sensitive Life Products	458,302	—	—	—	(24,478)	52,375	—	486,199	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	259,459	204,575	—	4,051,405	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$234,067	$57,512	$4,577	$4,338,050	$—

Total	$4,136,577	$—	$—	$—	$234,067	$57,833	$4,577	$4,433,054	$321

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$19,226	$(3,883)	$15,343	$3,407	$(3,456)	$(49)
Closed Block Policy Liabilities	—	(3,327)	(3,327)	—	(865)	(865)
Embedded Derivative – Interest-Sensitive Life Products	—	(41,673)	(41,673)	—	(24,478)	(24,478)
Embedded Derivative – Annuity Products	261,631	(69,751)	191,880	318,092	(58,633)	259,459
Total Liabilities - Insurance	$280,857	$(118,634)	$162,223	$321,499	$(87,432)	$234,067

Total	$280,857	$(118,634)	$162,223	$321,499	$(87,432)	$234,067

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of March 31, 2025. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value March 31, 2025	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$37,082,137

Private Equity	$34,259,557	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.2%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	28.6%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	64.7%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	6.7%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	18.2x	4.7x - 26.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	16.7x	4.3x - 29.2x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.1%	6.1% - 15.5%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.5x	6.0x - 27.6x	Increase

Growth Equity	$2,822,580	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.1%	10.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.4%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	3.6%	0.0% - 50.0%	(5)
			Weight Ascribed to Transaction Price	12.1%	0.0% - 100.0%	(6)
			Weight Ascribed to Milestones	48.9%	0.0% - 100.0%	(6)
		Scenario Weighting	Base	74.4%	60.0% - 80.0%	Increase
			Downside	12.3%	5.0% - 30.0%	Decrease
			Upside	13.3%	10.0% - 30.0%	Increase
		Market Comparables	Enterprise Value/Revenues Multiple	7.6x	2.4x - 15.8x	Increase

Credit	$4,362,569	Yield Analysis	Yield	10.6%	0.0% - 25.0%	Decrease
			Net Leverage	6.3x	1.6x -16.1x	Decrease
			EBITDA Multiple	12.5x	1.4x - 43.7x	Increase

Real Assets	$12,631,432

Energy	$1,448,468	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	45.2%	0.0% - 50.0%	(4)
			Weight Ascribed to Discounted Cash Flow	54.8%	50.0% - 100.0%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	4.2x	4.2x - 4.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	6.8x	4.4x- 7.5x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	13.1%	10.5% - 14.2%	Decrease
			Average Price Per BOE (8)	$45.42	$43.32 - $49.69	Increase

Infrastructure	$1,011,656	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.6%	5.0% - 10.0%	Decrease
			Weight Ascribed to Market Comparables	11.0%	0.0% - 25.0%	(4)
			Weight Ascribed to Discounted Cash Flow	89.0%	75.0% - 100.0%	(5)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	11.5x	11.5x - 11.5x	Increase
			Enterprise Value/Forward EBITDA Multiple	19.8x	11.2x - 22.7x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	7.0%	5.9% - 8.5%	Decrease
			Enterprise Value/EBITDA Exit Multiple	16.0x	10.0x - 22.0x	Increase

Level III Assets	Fair Value March 31, 2025		Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

Real Estate	$10,171,308		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	8.2%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	88.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	3.6%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.2%	2.2% - 6.7%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 9.0%	Decrease
				Unlevered Discount Rate	7.3%	0.0% - 11.0%	Decrease

Equity Method - Other	$1,365,699		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.9%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	52.9%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.3%	0.0% - 50.0%	(5)
				Weight Ascribed to Transaction Price	0.8%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.2x	4.2x - 22.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.1x	4.4x - 18.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.6%	6.8% - 15.5%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.0x	9.5x - 15.0x	Increase

Other Investments	$4,971,279	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.2%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	14.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	57.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	28.2%	0.0% - 100.0%	(6)

Level III Assets	Fair Value March 31, 2025	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	11.3x	3.0x - 15.0x	Increase
			Enterprise Value/Forward EBITDA Multiple	13.0x	7.3x - 19.1x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	8.4%	7.3% - 18.4%	Decrease
			Enterprise Value/EBITDA Exit Multiple	5.2x	8.5x - 15.0x	Increase
INSURANCE(10)

Corporate Fixed Maturity Securities	$11,765,797	Discounted cash flow	Discount Spread	2.2%	0.3% - 5.0%	Decrease

Structured Securities	$3,318,861	Discounted cash flow	Discount Spread	2.2%	1.4% - 4.3%	Decrease
			Constant Prepayment Rate	13.6%	10.0% - 15.0%	Increase/Decrease
			Constant Default Rate	3.0%		Decrease
			Loss Severity	95.0%		Decrease

Mortgage and Other Loan Receivables	$3,127,745	Discounted cash flow	Discount Spread	2.5%	0.6% - 4.5%	Decrease

Real Assets	$8,467,199	Discounted cash flow	Discount Rate	7.3%	6.5% - 8.3%	Decrease
			Terminal Capitalization Rate	5.8%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$953,145	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.8%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value March 31, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$101,216	Yield Analysis	Yield	7.4%	5.4% - 12.2%	Decrease

INSURANCE(4)

Policy Liabilities	$1,498,602	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.7%	0.5% - 0.9%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.2%	3.7% - 7.5%	Decrease
			Mortality Rate	4.9%	3.5% - 9.2%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.7% / 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.6% - 28.5%	Decrease
			Surrender Rate	3.9%	0.1% - 43.3%	Decrease

Level III Liabilities	Fair Value March 31, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Closed Block Policy Liabilities	$1,001,259	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.7%	0.5% - 0.8%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.8%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Embedded Derivative – Interest-Sensitive Life Products	$414,359	Policy persistency is a significant unobservable input.	Lapse Rate	3.1%		Decrease
			Mortality Rate	0.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-Specific Credit Risk	0.7%	0.5% - 0.8%	Decrease

Embedded Derivative – Annuity Products	$5,520,585	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.8%		Increase
			Institutional FIA	18.9%		Decrease
			Mortality Rate:
			Retail FIA	2.7%		Decrease
			Institutional FIA	1.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.7%		Increase
			Instrument-Specific Credit Risk	0.7%	0.5% - 0.8%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of March 31, 2025 and December 31, 2024:

		Fair Value Hierarchy
As of March 31, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$49,899,383	$—	$—	$48,763,037	$48,763,037
Policy Loans	1,618,951	—	—	1,628,278	1,628,278
FHLB Common Stock and Other Investments	168,168	—	—	168,168	168,168
Funds Withheld Receivables at Interest	2,372,935	—	2,372,935	—	2,372,935
Cash and Cash Equivalents	6,482,989	6,482,989	—	—	6,482,989
Restricted Cash and Cash Equivalents	227,115	227,115	—	—	227,115
Total Financial Assets	$60,769,541	$6,710,104	$2,372,935	$50,559,483	$59,642,522
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$60,666,526	$—	$51,585,499	$8,019,000	$59,604,499
Funds Withheld Payables at Interest	46,628,655	—	46,628,655	—	46,628,655
Debt Obligations	3,772,394	—	—	3,771,724	3,771,724
Securities Sold Under Agreements to Repurchase	306,096	—	306,096	—	306,096
Total Financial Liabilities	$111,373,671	$—	$98,520,250	$11,790,724	$110,310,974

		Fair Value Hierarchy
As of December 31, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$51,139,968	$—	$—	$49,542,913	$49,542,913
Policy Loans	1,622,958	—	—	1,557,776	1,557,776
FHLB Common Stock and Other Investments	166,919	—	—	166,919	166,919
Funds Withheld Receivables at Interest	2,411,971	—	2,411,971	—	2,411,971
Cash and Cash Equivalents	6,343,445	6,343,445	—	—	6,343,445
Restricted Cash and Cash Equivalents	350,512	350,512	—	—	350,512
Total Financial Assets	$62,035,773	$6,693,957	$2,411,971	$51,267,608	$60,373,536
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$59,880,083	$—	$51,914,709	$7,088,877	$59,003,586
Funds Withheld Payables at Interest	46,759,454	—	46,759,454	—	46,759,454
Debt Obligations	3,713,336	—	—	3,682,060	3,682,060
Securities Sold Under Agreements to Repurchase	261,396	—	261,396	—	261,396
Total Financial Liabilities	$110,614,269	$—	$98,935,559	$10,770,937	$109,706,496

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Credit	$1,009,069	$1,310,984
Investments of Consolidated CFEs	27,276,888	27,488,538
Real Assets	56,452	55,087
Equity Method - Other	1,527,747	1,832,534
Other Investments	81,112	110,979
Total Asset Management and Strategic Holdings	$29,951,268	$30,798,122
Insurance
Fixed Maturity Securities	$214,374	$100,162
Mortgage and Other Loan Receivables	3,127,745	1,611,109
Real Assets	742,445	471,498
Other Investments	296,432	47,944
Reinsurance Recoverable	953,145	940,731
Total Insurance	$5,334,141	$3,171,444

Total Assets	$35,285,409	$33,969,566

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$26,771,901	$27,150,809
Total Asset Management and Strategic Holdings	$26,771,901	$27,150,809
Insurance
Policy Liabilities	$1,293,489	$1,265,878
Total Insurance	$1,293,489	$1,265,878

Total Liabilities	$28,065,390	$28,416,687

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$8,692	$(10,738)	$(2,046)	$(7,473)	$14,856	$7,383
Investments of Consolidated CFEs	(138,086)	(285,891)	(423,977)	5,005	96,973	101,978
Real Assets	—	1,365	1,365	—	(1,111)	(1,111)
Equity Method - Other	16,626	(32,067)	(15,441)	15,445	(68,243)	(52,798)
Other Investments	2,045	(8,234)	(6,189)	—	(123)	(123)
Total Asset Management and Strategic Holdings	$(110,723)	$(335,565)	$(446,288)	$12,977	$42,352	$55,329
Insurance
Fixed Maturity Securities	$1,178	$(18,421)	$(17,243)	$—	$—	$—
Mortgage and Other Loan Receivables	—	13,847	13,847	—	(4,388)	(4,388)
Real Assets	—	19,619	19,619	—	(39,642)	(39,642)
Other Investments	—	(10,699)	(10,699)	—	(37)	(37)
Total Insurance	$1,178	$4,346	$5,524	$—	$(44,067)	$(44,067)

Total Assets	$(109,545)	$(331,219)	$(440,764)	$12,977	$(1,715)	$11,262

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(3,330)	$337,236	$333,906	$(168)	$(78,896)	$(79,064)
Total Asset Management and Strategic Holdings	$(3,330)	$337,236	$333,906	$(168)	$(78,896)	$(79,064)
Insurance
Policy Liabilities	$—	$(17,849)	$(17,849)	$—	$41,101	$41,101
Total Insurance	$—	$(17,849)	$(17,849)	$—	$41,101	$41,101

Total Liabilities	$(3,330)	$319,387	$316,057	$(168)	$(37,795)	$(37,963)

11. INSURANCE INTANGIBLES, UNEARNED REVENUE RESERVES AND UNEARNED FRONT-END LOADS
The following reflects the reconciliation of the components of insurance intangibles to the total balance reported in the consolidated statements of financial condition as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Deferred Acquisition Costs, or "DAC"	$1,886,957	$1,731,076
Value of Business Acquired	1,143,581	1,165,193
Cost-of-Reinsurance Intangibles	2,273,359	2,302,674
Total Insurance Intangibles	$5,303,897	$5,198,943
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	58,017	79,460	2,411	90,701	230,589
Amortization Expense	(29,848)	(32,998)	(2,089)	(9,773)	(74,708)
Balance, as of the End of the Period	$491,562	$834,047	$131,465	$429,883	$1,886,957

	Three Months Ended March 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	75,597	58,366	3,291	18,605	155,859
Amortization Expense	(23,718)	(19,709)	(2,187)	(4,218)	(49,832)
Balance, as of the End of the Period	$425,742	$520,627	$133,183	$181,172	$1,260,724
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(895)	(10,813)	(3,286)	(5,027)	(1,591)	(21,612)
Balance, as of the End of the Period	$40,340	$567,349	$246,126	$219,320	$70,446	$1,143,581

	Three Months Ended March 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(939)	(10,719)	(3,453)	(5,201)	(1,708)	(22,020)
Balance, as of the End of the Period	$43,983	$610,653	$259,489	$239,841	$76,998	$1,230,964

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(3,934)	(6,314)	(8,415)	(1,467)	(3,202)	(23,332)
Balance, as of the End of the Period	$40,498	$68,941	$383,401	$83,715	$166,421	$742,976

	Three Months Ended March 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(6,543)	(8,849)	(9,794)	(1,567)	(3,401)	(30,154)
Balance, as of the End of the Period	$59,423	$97,689	$411,419	$89,728	$179,519	$837,778

Unearned Revenue Reserves and Unearned Front-End Loads

	Three Months Ended March 31,
	2025	2024
	Preneed
Balance, as of the Beginning of the Period	$230,790	$178,053
Deferral	16,874	17,453
Amortized to Income during the Period	(4,813)	(3,725)
Balance, as of the End of the Period	$242,851	$191,781

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	March 31, 2025	December 31, 2024
Policy Liabilities:
Direct	$87,144,998	$84,062,566
Assumed	101,268,847	101,142,800
Total Policy Liabilities	188,413,845	185,205,366
Ceded(1)	(45,011,864)	(45,006,124)
Net Policy Liabilities	$143,401,981	$140,199,242
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

	As of March 31, 2025			As of December 31, 2024
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$83,281	$—	$83,281	$26,854	$—	$26,854
A+	1,718,633	—	1,718,633	1,731,697	—	1,731,697
A	2,130,121	—	2,130,121	2,143,893	—	2,143,893
A-	3,846,562	3,401,876	444,686	3,926,161	3,477,840	448,321
B++	1,492	—	1,492	600	—	600
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	—	—	—	(231)	—	—
Not Rated or Private Rating(4)	40,016,346	40,852,798	—	39,979,509	40,484,070	—
Total	$47,796,435	$44,254,674	$4,378,213	$47,808,483	$43,961,910	$4,351,365
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $22.1 million and $16.4 million as of March 31, 2025 and December 31, 2024, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $40.0 billion as of both March 31, 2025 and December 31, 2024, respectively, associated with cessions to co-investment vehicles (the "Ivy and other co-investment vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of both March 31, 2025 and December 31, 2024, Global Atlantic had $2.5 billion of funds withheld receivable at interest, with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2025	2024
Net Premiums:
Direct	$212,485	$34,863
Assumed	387,413	9,109,378
Ceded	(276,534)	(3,107,719)
Net Premiums	$323,364	$6,036,522

	Three Months Ended March 31,
	2025	2024
Policy Fees:
Direct	$226,875	$226,322
Assumed	272,996	174,418
Ceded	(161,398)	(71,793)
Net Policy Fees	$338,473	$328,947

	Three Months Ended March 31,
	2025	2024
Net Policy Benefits and Claims:
Direct	$1,027,077	$844,660
Assumed	1,538,597	9,899,999
Ceded	(857,380)	(3,483,590)
Net Policy Benefits and Claims	$1,708,294	$7,261,069

Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $46.5 billion and $46.6 billion of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of March 31, 2025 and December 31, 2024, respectively. As of both March 31, 2025 and December 31, 2024, reinsurers held collateral of $1.1 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of March 31, 2025 and December 31, 2024, these trusts held in excess of the $100.4 billion and $100.2 billion of assets they are required to hold in order to support reserves of $97.1 billion and $96.9 billion, respectively. Of the cash held in trust, Global Atlantic classified $104.9 million and $185.8 million as restricted as of March 31, 2025 and December 31, 2024, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three months ended March 31, 2025 and 2024, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2025	2024
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(185,924)	$682,214
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	13,477	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$(199,401)	$682,214
(+) Accumulated Series D Mandatory Convertible Preferred Dividend (if dilutive)	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$(199,401)	$682,214

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	888,246,698	885,005,824
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$(0.22)	$0.77

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	888,246,698	885,005,824
Incremental Common Shares:
Assumed vesting of dilutive equity awards (2)	—	40,135,342
Assumed conversion of Series D Mandatory Convertible Preferred Stock (3)	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	888,246,698	925,141,166
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$(0.22)	$0.74
(1)For the three months ended March 31, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of $13.5 million for the three months ended March 31, 2025.
(2)For the three months ended March 31, 2025, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion of such unvested equity awards would be anti-dilutive having the effect of decreasing the loss per share of common stock. For the three months ended March 31, 2024, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.
(3)For the three months ended March 31, 2025, the impact of Series D Mandatory Convertible Preferred Stock is excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock because inclusion would be anti-dilutive having the effect of decreasing the loss per share of common stock.

Exchangeable Securities
For the three months ended March 31, 2025 and 2024, vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended March 31,
	2025	2024
Weighted Average Vested Restricted Holdings Units	7,977,355	5,739,616
Market Condition Awards
For the three months ended March 31, 2024, 33.0 million of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$569,080	$293,379
Receivables	290,392	259,644
Due from Broker (2)	115,009	97,524
Deferred Tax Assets, net	42,987	50,627
Interest Receivable	247,982	264,680
Fixed Assets, net (3)	904,529	902,896
Foreign Exchange Contracts and Options (4)	242,200	511,513
Goodwill (5)	530,117	509,561
Intangible Assets (6)	1,538,436	1,457,871
Derivative Assets	7,759	8,444
Prepaid Taxes	99,222	167,751
Prepaid Expenses	55,259	57,629
Operating Lease Right of Use Assets (7)	691,317	701,274
Deferred Financing Costs	16,834	19,594
Other	318,248	231,899
Total Asset Management and Strategic Holdings	$5,669,371	$5,534,286

Insurance
Deferred Tax Assets, net	$2,707,463	$2,788,672
Accrued Investment Income	1,464,288	1,475,704
Goodwill	509,972	509,972
Intangible Assets and Deferred Sales Inducements(8)	340,803	343,657
Premiums and Other Account Receivables	185,134	254,992
Other	280,100	276,104
Operating Lease Right of Use Assets(7)	162,456	165,204
Unsettled Investment Sales(1) and Derivative Collateral Receivables	239,890	141,532
Derivative Assets	118,852	61,351
Prepaid Taxes	272,833	273,197
Market Risk Benefit Asset	148	2,319
Total Insurance	$6,281,939	$6,292,704

Total Other Assets	$11,951,310	$11,826,990
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $342.0 million and $326.0 million as of March 31, 2025 and December 31, 2024, respectively. Depreciation and amortization expense of $18.6 million and $17.9 million for the three months ended March 31, 2025, and 2024, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of March 31, 2025, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of March 31, 2025, there are approximately $(62.4) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of March 31, 2025, there are approximately $(212.7) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $27.1 million and $16.6 million for the three months ended March 31, 2025 and 2024, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in the U.S. For the three months ended March 31, 2025 and 2024, the operating lease cost was $5.1 million and $5.5 million, respectively.
(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 11.7 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.7 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$4,993,176	$4,170,773
Unsettled Investment Purchases (2)	1,595,725	2,081,970
Securities Sold Short (3)	96,669	109,168
Derivative Liabilities	95	—
Accrued Compensation and Benefits	217,614	130,717
Interest Payable	462,445	467,324
Foreign Exchange Contracts and Options (4)	331,578	131,339
Accounts Payable and Accrued Expenses	546,172	425,731
Taxes Payable	153,622	91,398
Uncertain Tax Positions	37,456	42,054
Unfunded Revolver Commitments	101,216	96,848
Operating Lease Liabilities (5)	722,576	722,241
Deferred Tax Liabilities, net	2,966,803	2,840,342
Other Liabilities	151,076	138,598
Total Asset Management and Strategic Holdings	$12,376,223	$11,448,503

Insurance
Accrued Expenses	$590,248	$562,226
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	1,146,956	347,121
Insurance Operations Balances in Course of Settlement	389,396	190,775
Securities Sold Under Agreements to Repurchase	306,096	261,396
Derivative Liabilities	337,638	389,187
Operating Lease Liabilities(5)	182,342	185,547
Accrued Employee Related Expenses	80,385	107,049
Interest Payable	72,115	40,315
Tax Payable to Former Parent Company	44,803	49,477
Accounts and Commissions Payable	21,934	31,414
Other Tax Related Liabilities	17,114	22,455
Total Insurance	$3,189,027	$2,186,962

Total Accrued Expenses and Other Liabilities	$15,565,250	$13,635,465
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 12.9 years and 13.1 years as of March 31, 2025 and December 31, 2024, respectively. The weighted average discount rates were 3.7% and 3.7% as of March 31, 2025 and December 31, 2024, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 10 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.3 years and 7.4 years as of March 31, 2025 and December 31, 2024, respectively. The weighted average discount rates were 4.8% and 4.7% as of March 31, 2025 and December 31, 2024, respectively. The weighted average remaining lease terms for land were 41.8 years and 42.8 years as of March 31, 2025 and December 31, 2024, respectively. For Asset Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $5.9 million for the three months ended March 31, 2025. For Asset Management and Strategic Holdings and Insurance, there were no non-cash right of use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2024.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2025, KKR's commitments to these unconsolidated investment funds were $3.2 billion. KKR generally has not provided any financial support other than its obligated amount as of March 31, 2025. Additionally, Global Atlantic has unfunded commitments of $24.5 million as of March 31, 2025.
As of March 31, 2025 and December 31, 2024, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	March 31, 2025	December 31, 2024
Investments	$10,704,836	$9,798,370
Due from (to) Affiliates, net	1,449,137	1,437,525
Maximum Exposure to Loss	$12,153,973	$11,235,895

Insurance
Real Assets	$113,257	$124,910
Other Investments	664,740	664,951
Maximum Exposure to Loss	$777,997	$789,861

Total Maximum Exposure to Loss	$12,931,970	$12,025,756

16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	March 31, 2025				December 31, 2024
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,490,843	—	—	—	3,468,753	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,240,843	—	—	—	4,218,753	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	746,222	723,788	—	750,000	746,000	709,328
After 5 Years	—	4,250,000	4,170,120	3,421,916	—	4,250,000	4,167,548	3,436,331
Subtotal	—	5,000,000	4,916,342	4,145,704	—	5,000,000	4,913,548	4,145,659
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year(10)	—	—	—	—	—	31,788	31,762	31,766
1-5 Years	—	870,957	867,870	856,028	—	830,314	826,986	823,390
After 5 Years	—	620,874	614,116	571,676	—	591,902	584,999	570,285
Subtotal	—	1,491,831	1,481,986	1,427,704	—	1,454,004	1,443,747	1,425,441
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	703,083	699,216	659,330	—	673,366	669,325	634,836
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	703,083	699,216	659,330	—	673,366	669,325	634,836
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	500,000	487,199	357,000	—	500,000	487,110	366,200
Subtotal	—	500,000	487,199	357,000	—	500,000	487,110	366,200
KFN USD Senior Notes: (2)(3)(4)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	690,000	684,903	603,870	—	690,000	684,730	608,237
Subtotal	—	690,000	684,903	603,870	—	690,000	684,730	608,237
KFN Junior Subordinated Notes:(2)(4)(5)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	258,517	240,464	204,347	—	258,517	240,136	211,909
Subtotal	—	258,517	240,464	204,347	—	258,517	240,136	211,909
Total KKR & KFN Notes	4,240,843	8,643,431	8,510,110	7,397,955	4,218,753	8,575,887	8,438,596	7,392,282

Other Debt Obligations: (1)(2)(8)	5,373,392	37,834,615	37,297,754	37,033,207	5,628,669	37,697,802	37,495,324	37,409,158

Total	$9,614,235	$46,478,046	$45,807,864	$44,431,162	$9,847,422	$46,273,689	$45,933,920	$44,801,440

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	March 31, 2025	December 31, 2024
KKR USD Senior Notes	4.23%	4.23%
KKR Yen Senior Notes	1.69%	1.67%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	4.63%	4.63%
KFN USD Senior Notes	5.44%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)Interest rates of the notes are floating and the weighted average interest rate is 7.0% and 7.3% and the weighted average years to maturity is 11.5 years and 11.8 years as of March 31, 2025 and December 31, 2024, respectively.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of March 31, 2025 and December 31, 2024, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
(9)KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN. From time to time, KKR may provide credit support for the funding obligations of its subsidiaries.
(10)On March 21, 2025, the ¥5.0 billion 0.764% Senior Notes due 2025 matured and the principal and accrued interest were paid in full.
KCM 364-Day Revolving Credit Facility
On April 2, 2025, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the "KCM Borrowers") replaced their existing 364-day revolving credit agreement with a new 364-day revolving credit agreement (the "KCM 364-Day Revolving Credit Facility”) with Mizuho Bank, Ltd., as administrative agent, and one or more lenders party thereto. The KCM 364-Day Revolving Credit Facility replaced the prior 364-day revolving credit facility, dated as of April 4, 2024, between the KCM Borrowers and the administrative agent, and one or more lenders party to the prior facility, which was terminated according to its terms on April 2, 2025. The KCM 364-Day Revolving Credit Facility provides for revolving borrowings up to $750 million, expires on April 1, 2026, and ranks pari passu with the existing $750 million 5-year revolving credit facility provided by them for KKR's capital markets business (the "KCM Five-Year Revolving Credit Facility"). If a borrowing is made under the KCM 364-Day Revolving Credit Agreement, the interest rate will vary depending on the type of drawdown requested. As with the KCM Five-Year Revolving Credit Facility, borrowings under the KCM 364-Day Revolving Credit Facility may only be used for KKR’s capital markets business. This facility’s only obligors are entities involved in KKR’s capital markets business, and its liabilities are non-recourse to other parts of KKR’s business. The KCM 364-Day Revolving Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers, which are substantially similar to those found in the KCM Five-Year Revolving Credit Facility. The KCM Borrowers' obligations under the KCM 364-Day Revolving Credit Facility are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.
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
As of March 31, 2025, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,373,392	$10,550,606	$10,525,853	$10,261,306	5.8%	4.5
Debt Obligations of Consolidated CFEs	—	27,284,009	26,771,901	26,771,901	(2)	10.0
	$5,373,392	$37,834,615	$37,297,754	$37,033,207
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $3.3 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 5.6%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2025, the fair value of the consolidated CLO assets was $30.0 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Global Atlantic's debt obligations consisted of the following:

	March 31, 2025				December 31, 2024
By Remaining Maturity at Period End Date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$—	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	500,000	469,261	483,450	—	500,000	459,138	474,250
After 5 Years	—	2,050,000	1,893,902	2,068,835	—	2,050,000	1,854,183	2,040,505
Subtotal	—	2,550,000	2,363,163	2,552,285	—	2,550,000	2,313,321	2,514,755
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,350,000	1,329,731	1,347,045	—	1,350,000	1,329,615	1,353,975
Subtotal	—	1,350,000	1,329,731	1,347,045	—	1,350,000	1,329,615	1,353,975

Debt Obligations of Consolidated Special Purpose Vehicles(3)	260,500	79,500	79,500	79,500	269,600	70,400	70,400	70,394
Total	$1,260,500	$3,979,500	$3,772,394	$3,978,830	$1,269,600	$3,970,400	$3,713,336	$3,939,124

(1)Carrying value of debt as of March 31, 2025 and December 31, 2024, includes purchase accounting adjustments of $32.3 million and $34.1 million, respectively, net debt issuance costs of $(57.2) million and $(57.9) million, respectively, and cumulative fair value loss on hedged debt obligations of $(182.2) million and $(233.2) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated sponsored reinsurance vehicles that are not guaranteed by KKR or Global Atlantic.

(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	March 31, 2025	December 31, 2024
Senior Notes	5.67%	5.67%
Subordinated Notes	6.14%	6.14%
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2025. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of March 31, 2025.

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Policyholders’ Account Balances	$140,341,502	$137,881,796
Liability for Future Policy Benefits	27,027,853	26,795,091
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,592,958	7,491,915
Market Risk Benefit Liability	1,206,372	1,002,236
Other Policy-Related Liabilities(1)	12,245,160	12,034,328
Total Policy Liabilities	$188,413,845	$185,205,366
(1)Other policy-related liabilities as of March 31, 2025 and December 31, 2024 primarily consist of embedded derivatives associated with contractholder deposit funds ($5.9 billion and $6.0 billion, respectively), cost-of-reinsurance liabilities ($3.2 billion and $3.1 billion, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), negative VOBA ($743.0 million and $766.3 million, respectively) and outstanding claims ($352.7 million and $303.8 million, respectively).
Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the three months ended March 31, 2025 and 2024, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$65,086,617	$33,718,335	$22,175,897	$7,158,103	$9,742,844	$137,881,796
Issuances and Premiums Received	3,189,435	1,520,325	296,576	1,168,075	84,189	6,258,600
Benefit Payments, Surrenders, and Withdrawals	(2,506,931)	(1,116,998)	(475,276)	(398,034)	(346,355)	(4,843,594)
Interest(2)	660,809	233,360	181,550	82,026	86,592	1,244,337
Other Activity(3)	(69,245)	1,609	(208,707)	48,750	27,956	(199,637)
Balance as of End of Period	$66,360,685	$34,356,631	$21,970,040	$8,058,920	$9,595,226	$140,341,502
Less: Reinsurance Recoverable	(11,630,578)	(3,012,713)	(7,485,215)	—	(3,462,652)	(25,591,158)
Balance as of End of Period, Net of Reinsurance Recoverable	$54,730,107	$31,343,918	$14,484,825	$8,058,920	$6,132,574	$114,750,344

Average Interest Rate	4.18%	2.79%	3.30%	4.31%	3.31%	3.65%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$110,148,899	$—	$1,132,260	$111,281,159
Cash Surrender Value(5)	$51,630,135	$34,871,713	$13,866,706	$—	$4,425,170	$104,793,724
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

	As of March 31, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,861,094	$41,491	$360,133	$546,765	$33,350,958	$37,160,441
1.00% - 1.99%	1,266,944	643,311	775,710	1,820,583	11,321,709	15,828,257
2.00% - 2.99%	782,800	33,735	55,356	99,070	4,615,080	5,586,041
3.00% - 4.00%	10,703,439	1,360,466	431,987	1,340,691	1,780,447	15,617,030
Greater Than 4.00%	12,022,560	1,340,575	65,011	6,735	—	13,434,881
Total	$27,636,837	$3,419,578	$1,688,197	$3,813,844	$51,068,194	$87,626,650
Percentage of Total	32%	4%	2%	4%	58%	100%

	As of December 31, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,479,329	$36,286	$357,440	$740,947	$32,674,542	$37,288,544
1.00% - 1.99%	1,304,845	738,935	805,357	1,867,453	10,903,160	15,619,750
2.00% - 2.99%	769,182	36,663	56,798	697,085	3,671,581	5,231,309
3.00% - 4.00%	10,302,787	1,619,059	474,803	1,253,515	1,478,389	15,128,553
Greater Than 4.00%	11,785,696	1,353,687	76,806	7,020	—	13,223,209
Total	$27,641,839	$3,784,630	$1,771,204	$4,566,020	$48,727,672	$86,491,365
Percentage of Total	32%	4%	2%	5%	57%	100%
Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,399,211)	$(1,399,211)	$—	$(208,370)	$(208,370)

Balance at Original Discount Rate	$—	$(1,444,663)	$(1,444,663)	$—	$(241,058)	$(241,058)
Effect of Actual Variances from Expected Experience	—	(109,616)	(109,616)	—	2,481	2,481
Adjusted Beginning of Period Balance	—	(1,554,279)	(1,554,279)	—	(238,577)	(238,577)
Issuances	—	(102,447)	(102,447)	—	(1,138,831)	(1,138,831)
Interest	—	(18,016)	(18,016)	—	(949)	(949)
Net Premiums Collected	—	110,259	110,259	—	8,416	8,416
Ending Balance at Original Discount Rate	—	(1,564,483)	(1,564,483)	—	(1,369,941)	(1,369,941)
Effect of Changes in Discount Rate Assumptions	—	29,331	29,331	—	36,556	36,556
Balance as of End of Period	$—	$(1,535,152)	$(1,535,152)	$—	$(1,333,385)	$(1,333,385)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$19,067,478	$9,126,824	$28,194,302	$17,427,353	$604,767	$18,032,120

Balance at Original Discount Rate	$22,116,114	$9,336,911	$31,453,025	$20,040,000	$701,655	$20,741,655
Effect of Actual Variances from Expected Experience	(2,134)	(31,840)	(33,974)	(5,403)	(4,126)	(9,529)
Adjusted Beginning of Period Balance	22,113,980	9,305,071	31,419,051	20,034,597	697,529	20,732,126
Issuances	358,867	102,441	461,308	521,384	8,829,048	9,350,432
Interest	181,347	113,670	295,017	145,265	2,146	147,411
Benefit Payments	(487,937)	(221,448)	(709,385)	(443,016)	(16,726)	(459,742)
Ending Balance at Original Discount Rate	22,166,257	9,299,734	31,465,991	20,258,230	9,511,997	29,770,227
Effect of Changes in Discount Rate Assumptions	(2,788,409)	(114,577)	(2,902,986)	(2,934,499)	(91,610)	(3,026,109)
Balance as of End of Period	19,377,848	9,185,157	28,563,005	17,323,731	9,420,387	26,744,118
Net Liability for Future Policy Benefits	19,377,848	7,650,005	27,027,853	17,323,731	8,087,002	25,410,733
Less: Reinsurance Recoverable(3)	(9,626,116)	(6,124,651)	(15,750,767)	(9,184,956)	(6,395,483)	(15,580,439)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$9,751,732	$1,525,354	$11,277,086	$8,138,775	$1,691,519	$9,830,294

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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $155.8 million and $(141.4) million for the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Gross Premiums
	Three Months Ended March 31,
	2025	2024
Payout Annuities	$395,010	$582,588
Other	191,588	8,547,653
Total Products	$586,598	$9,130,241
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Payout Annuities	Other	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.87%	4.92%	3.81%	4.89%
Weighted-Average Interest Rates, Current Discount Rate	5.31%	5.41%	5.44%	5.51%
Weighted-Average Liability Duration (Years, Current Rates)	8.38	9.22	8.45	9.46
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Payout Annuities	Other	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$33,816,927	$16,264,801	$33,415,451	$16,509,005
Expected Future Benefit Payments, Discounted (Original Discount Rate)	22,166,257	9,299,734	22,116,114	9,336,911
Expected Future Benefit Payments, Discounted (Current Discount Rate)	19,377,848	9,185,157	19,067,478	9,126,824

Expected Future Gross Premiums, Undiscounted	—	2,280,528	—	2,072,528
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,775,814	—	1,614,118
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,733,007	—	1,567,542

Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance as of Beginning of Period	$7,630,210	$7,251,266
Effect of Changes in Experience	(64,780)	(29,667)
Adjusted Balance as of Beginning of Period	7,565,430	7,221,599
Issuances	5,281	6,079
Assessments	174,472	175,430
Benefits Paid	(140,622)	(136,605)
Interest	62,565	59,363
Balance as of End of Period	7,667,126	7,325,866
Less: Impact of Unrealized Investment Gains and Losses	74,168	112,509
Less: Reinsurance Recoverable, End of Period	1,628,652	1,460,314
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$5,964,306	$5,753,043
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Gross Assessments
	Three Months Ended March 31,
	2025	2024
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$138,673	$168,504
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Weighted-Average Interest, Current Discount Rate	3.29%	3.29%
Weighted-Average Liability Duration (Years)	26.13	26.51

Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$815,981	$183,936	$999,917	$868,268	$252,683	$1,120,951

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$716,544	$150,107	$866,651	$790,616	$225,593	$1,016,209
Issuances	19,202	24	19,226	3,408	(2)	3,406
Interest	9,422	1,913	11,335	10,914	2,926	13,840
Attributed Fees Collected	25,156	22,031	47,187	24,660	21,874	46,534
Benefit Payments	(2,013)	(1,870)	(3,883)	(1,649)	(1,807)	(3,456)
Effect of Changes in Interest Rates	53,738	27,374	81,112	(68,282)	(40,975)	(109,257)
Effect of Changes in Equity Markets	3,588	12,991	16,579	(12,806)	(42,848)	(55,654)
Effect of Actual Experience Different from Assumptions	9,075	(2,513)	6,562	6,352	(5,001)	1,351
Effect of Changes in Other Future Expected Assumptions	43,854	—	43,854	—	—	—
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	878,566	210,057	1,088,623	753,213	159,760	912,973
Effect of Changes in Instrument-Specific Credit Risk	86,708	30,893	117,601	82,969	27,080	110,049
Balance as of End of Period	965,274	240,950	1,206,224	836,182	186,840	1,023,022
Less: Reinsurance Recoverable as of the End of the Period	—	(11,948)	(11,948)	—	(12,820)	(12,820)
Balance as of End of Period, Net of Reinsurance Recoverable	$965,274	$229,002	$1,194,276	$836,182	$174,020	$1,010,202

Net Amount at Risk	$4,817,122	$1,369,449	$6,186,571	$4,356,548	$1,289,163	$5,645,711
Weighted-average Attained Age of Contract holders (Years)	71	70	71	70	69	70

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$86	$965,360	$(965,274)	$2,319	$818,300	$(815,981)
Variable- and Other Annuities	62	241,012	(240,950)	—	183,936	(183,936)
Total	$148	$1,206,372	$(1,206,224)	$2,319	$1,002,236	$(999,917)

Significant Inputs, Judgments, and Assumptions Used in Measuring Market Risk Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the review conducted during the three months ended March 31, 2025, assumptions for fixed-indexed annuities activations were updated, which resulted in a $43.9 million decrease to net income before taxes.

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
The following table presents the balances of and changes in separate account liabilities:

	March 31, 2025			March 31, 2024
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,400,617	$580,443	$3,981,060	$3,565,029	$541,971	$4,107,000
Premiums and Deposits	7,286	2,940	10,226	6,519	3,444	9,963
Surrenders, Withdrawals and Benefit Payments	(135,422)	(4,292)	(139,714)	(134,786)	(5,223)	(140,009)
Investment Performance	(62,381)	(14,019)	(76,400)	241,056	44,942	285,998
Other	(26,218)	(10,290)	(36,508)	(28,267)	(11,512)	(39,779)
Balance as of End of Period	$3,183,882	$554,782	$3,738,664	$3,649,551	$573,622	$4,223,173

Cash Surrender Value as of End of Period(1)	$3,183,882	$554,782	$3,738,664	$3,649,551	$573,622	$4,223,173
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	March 31, 2025	December 31, 2024
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,816,540	$1,930,973
Equity	1,566,959	1,685,944
Fixed Income	143,117	146,475
Money Market	211,520	217,086
Alternative	528	582
Total Assets Supporting Separate Account Liabilities	$3,738,664	$3,981,060

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
For the three months ended March 31, 2025 and 2024, the effective tax rates for KKR & Co Inc. were 11.2% and 19.7%, respectively. The effective tax rate differs from the statutory rate primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
During the three months ended March 31, 2025, there were no material changes to KKR's uncertain tax positions and KKR believes there will not be a material increase or decrease to these uncertain tax positions within 12 months of March 31, 2025.

Each reporting period, KKR assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. Global Atlantic continues to maintain that its deferred tax assets are more likely than not to be realized and, therefore, no valuation allowance is needed. It is reasonably possible that prolonged market volatility may negatively affect Global Atlantic's operating results and its ability to execute on its tax planning strategies and may warrant the establishment of a valuation allowance on a portion of its deferred tax assets within the next 12 months.

On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances pursuant to the Exempted Undertakings Tax Protection Act 1966. KKR reviewed the potential impact and does not expect that the Bermuda CIT will have a material impact on income taxes for 2025.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA enacted a new 15% corporate minimum tax ("CAMT") on the "adjusted financial statement income" of certain large corporations, which became effective on January 1, 2023. In addition, the IRA enacted a 1% excise tax on corporate stock repurchases completed after December 31, 2022. KKR does not expect to have a CAMT liability for the three months ended March 31, 2025. KKR will continue to review and monitor the issuance of additional guidance from the U.S. Treasury and the IRS.
On December 20, 2021, the OECD released Pillar Two Model Rules, which contemplate a global 15% minimum tax rate. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two, and many countries have passed legislation and others continue to work towards passing legislation to comply with Pillar Two. The changes contemplated by Pillar Two, when enacted by various countries in which we do business, may increase our taxes in such countries. Based on the available legislation, KKR concluded there was no material impact on income taxes with respect to Pillar Two for the three months ended March 31, 2025. KKR will continue to evaluate the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025	2024
Asset Management	$162,876	$154,345
Insurance	20,692	29,066
Total	$183,568	$183,411
KKR Equity Incentive Awards
Under KKR's equity incentive plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"), and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of March 31, 2025, 53,310,580 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former Global Atlantic employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of March 31, 2025, there was approximately $801 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.2 years.

A summary of the status of unvested Service-Vesting Awards from January 1, 2025 through March 31, 2025 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	21,105,890	$64.65
Granted	29,156	141.92
Vested	(678,641)	72.36
Forfeitures	(465,642)	71.48
Balance, March 31, 2025	19,990,763	$64.34
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
As of March 31, 2025, there was approximately $504 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.3 years.

A summary of the status of unvested Market Condition Awards from January 1, 2025 through March 31, 2025 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	38,019,023	$31.33
Granted	—	—
Vested	(6,890)	43.29
Forfeitures	(310,001)	45.62
Balance, March 31, 2025	37,702,132	$31.21
(1)Unvested Market Condition Awards include restricted holdings units granted to certain current and former Global Atlantic employees.
As of March 31, 2025, all of the Market Condition awards have met their market price based vesting condition. These Market Condition awards remain unvested until their service conditions (as described above) are satisfied.
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
As of March 31, 2025, there was approximately $254 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from April 1, 2025 to December 31, 2026. As of March 31, 2025, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2025	December 31, 2024
Amounts Due From Unconsolidated Investment Funds	$1,558,466	$1,583,090
Amounts Due From Portfolio Companies	254,863	272,955
Due From Affiliates	$1,813,329	$1,856,045
Due to Affiliates consists of:

	March 31, 2025	December 31, 2024
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$353,960	$378,951
Amounts Due to Unconsolidated Investment Funds	109,329	145,565
Due to Affiliates	$463,289	$524,516

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
•Strategic Holdings - The strategic holdings business currently represents KKR's participation in its core private equity strategy. This segment primarily generates income from dividends from these businesses. Dividends are presented net of management fees paid to the Asset Management segment. If KKR were to sell a portion or all of a business reported in Strategic Holdings, the realized gain or loss would be presented as realized investment income, net of a performance fee paid to the Asset Management segment.
KKR’s segment profitability measures used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). For each segment, the chief operating decision makers use the key measure of segment earnings to allocate resources to that segment in the annual budget and forecasting process. KKR's segment profitability measures excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions and non-operating items, which consist of: (i) impairments, (ii) transaction costs from acquisitions, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, and (v) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance.
Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, intersegment asset transfers may occur. In these cases in segment reporting, the assets are transferred at their fair value, and no gain or loss is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance, and Strategic Holdings segments:
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

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended March 31,
	2025	2024
Asset Management
Management Fees (1)(2)	$917,334	$815,327
Transaction and Monitoring Fees, Net	261,509	152,084
Fee Related Performance Revenues	21,277	19,101
Fee Related Compensation	(210,021)	(172,640)
Other Operating Expenses	(167,496)	(145,131)
Fee Related Earnings	822,603	668,741
Realized Performance Income	347,920	271,545
Realized Performance Income Compensation	(259,931)	(193,547)
Realized Investment Income (3)	217,957	134,753
Realized Investment Income Compensation	(32,694)	(20,211)
Asset Management Segment Earnings	$1,095,855	$861,281

Insurance
Net Investment Income (1) (3)	$1,729,343	$1,486,419
Net Cost of Insurance	(1,241,222)	(1,003,327)
General, Administrative and Other	(229,349)	(210,252)
Insurance Operating Earnings	$258,772	$272,840

Strategic Holdings
Dividends, Net (2)	$31,486	$20,720
Strategic Holdings Operating Earnings	31,486	20,720
Net Realized Investment Income	—	—
Strategic Holdings Segment Earnings	$31,486	$20,720

Total Segment Earnings	$1,386,113	$1,154,841

(1) Includes intersegment management fees of $159.7 million and $112.4 million earned by the Asset Management segment from the Insurance segment for the three months ended March 31, 2025 and 2024, respectively.

(2) Includes intersegment management fees of $7.9 million and $7.5 million earned by the Asset Management segment from the Strategic Holdings segment for the three months ended March 31, 2025 and 2024, respectively.

(3) Includes intersegment interest expense of $4.9 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively.
	As of March 31,
	2025	2024
Segment Assets:
Asset Management	$27,725,447	$24,726,206
Insurance	249,636,771	230,645,894
Strategic Holdings	9,134,771	6,840,505
Total Segment Assets	$286,496,989	$262,212,605

	Three Months Ended March 31,
Non-Cash Expenses Excluded from Segment Earnings	2025	2024
Equity Based Compensation
Asset Management	$162,876	$154,345
Insurance	20,692	29,066
Total Non-Cash Expenses	$183,568	$183,411

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Three Months Ended March 31,
	2025	2024

Total GAAP Revenues	$3,110,183	$9,656,738
Impact of Consolidation and Other	258,214	270,587
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,159,105)	(1,262,942)
Realized Carried Interest	327,495	250,268
Realized Investment Income	217,957	134,753
Capstone Fees	(20,837)	(18,514)
Expense Reimbursements	(32,208)	(8,093)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	31,486	20,720
Insurance Adjustments:
Net Premiums	(323,364)	(6,036,522)
Policy Fees	(338,473)	(328,947)
Other Income	(55,488)	(56,385)
(Gains) Losses from Investments(1)	1,299,015	258,483
Non-Operating Changes in Policy Liabilities and Derivatives	211,951	19,803
Total Segment Revenues (2)	$3,526,826	$2,899,949
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Three Months Ended March 31,
	2025	2024

Total GAAP Expenses	$3,830,955	$9,312,944
Impact of Consolidation and Other	(138,632)	(70,151)
Asset Management Adjustments:
Equity-based Compensation	(162,876)	(154,345)
Unrealized Carried Interest Compensation	(646,170)	(757,452)
Transaction-related and Non-operating Items	(10,551)	(61,675)
Reimbursable Expenses	(32,208)	(8,093)
Capstone Expenses	(22,332)	(18,294)
Insurance Adjustments:
Net Premiums	(323,364)	(6,036,522)
Policy Fees	(338,473)	(328,947)
Other Income	(55,488)	(56,385)
Non-Operating Changes in Policy Liabilities	65,395	(42,494)
Equity-Based Compensation	(20,692)	(29,066)
Amortization of Intangibles	(4,699)	(4,412)
Transaction-Related and Non-Operating Items	(152)	—
Total Segment Expenses (1)	$2,140,713	$1,745,108
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Three Months Ended March 31,
	2025	2024
Income (Loss) Before Tax (GAAP)	$771,067	$1,363,051
Impact of Consolidation and Other	(1,000,390)	(189,596)
Interest Expense, Net	74,509	72,807
Asset Management Adjustments:
Unrealized (Gains) Losses	379,337	(399,078)
Unrealized Carried Interest	(807,713)	(946,816)
Unrealized Carried Interest Compensation	646,170	757,452
Transaction-related and Non-operating Items	10,551	61,675
Equity-based Compensation	78,277	73,777
Equity-based Compensation - Performance based	84,599	80,568
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(321,408)	(73,257)
Insurance Adjustments:
(Gains) Losses from Investments(1)	1,358,940	246,917
Non-Operating Changes in Policy Liabilities and Derivatives	86,631	73,863
Transaction-Related and Non-Operating Items	152	—
Equity-Based Compensation	20,692	29,066
Amortization of Acquired Intangibles	4,699	4,412
Total Segment Earnings	$1,386,113	$1,154,841
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	March 31, 2025	March 31, 2024
Total GAAP Assets	$372,372,919	$339,773,927
Impact of Consolidation and Reclassifications	(80,882,754)	(74,048,864)
Carry Pool Reclassifications	(4,993,176)	(3,512,458)
Total Segment Assets	$286,496,989	$262,212,605
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
Series D Mandatory Convertible Preferred Stock
On March 7, 2025, KKR & Co. Inc. issued 51,750,000 shares, or $2.59 billion aggregate liquidation preference, of Series D Mandatory Convertible Preferred Stock.

Subject to certain exceptions, so long as any share of Series D Mandatory Convertible Preferred Stock remains outstanding, no dividend or distributions will be declared or paid on shares of KKR & Co. Inc.’s common stock, par value $0.01 per share, or any other class or series of stock ranking junior to the Series D Mandatory Convertible Preferred Stock, and no common stock or any other class or series of stock ranking junior to the Series D Mandatory Convertible Preferred Stock will be purchased, redeemed, or otherwise acquired for consideration by KKR & Co. Inc. or any of its subsidiaries unless, in each case, all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid in cash, shares of common stock or a combination thereof, or a sufficient sum of cash or number of shares of common stock has been set aside for the payment of such dividends, on all outstanding shares of Series D Mandatory Convertible Preferred Stock. In addition, when dividends on shares of the Series D Mandatory Convertible Preferred Stock (i) have not been declared and paid in full on any dividend payment date (or, in the case of any parity stock having dividend payment dates different from such dividend payment dates on a dividend payment date falling within a regular dividend period related to such dividend payment date), or (ii) have been declared but a sum of cash or number of shares of Common Stock sufficient for payment thereof has not been set aside for the benefit of the holders thereof on the applicable regular record date, no dividends may be declared or paid on any parity stock unless dividends are declared on the shares of Series D Mandatory Convertible Preferred Stock such that the respective amounts of such dividends declared on the shares of Series D Mandatory Convertible Preferred Stock and such shares of parity stock shall be allocated pro rata among the holders of the shares of Series D Mandatory Convertible Preferred Stock and the holders of any shares of parity stock then outstanding.
Unless converted earlier, each share of the Series D Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be March 1, 2028, into between 0.3312 shares and 0.4140 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations setting forth the terms of the Series D Mandatory Convertible Preferred Stock. The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to March 1, 2028.
Dividends on the Series D Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by KKR & Co. Inc.’s board of directors, or an authorized committee thereof, at an annual rate of 6.25% on the liquidation preference of $50.00 per share of Series D Mandatory Convertible Preferred Stock, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. If declared, dividends on the Series D Mandatory Convertible Preferred Stock will be payable quarterly on March 1, June 1, September 1 and December 1 of each year to, and including, March 1, 2028, commencing on June 1, 2025.
Upon KKR & Co. Inc.’s voluntary or involuntary liquidation, winding-up or dissolution, each holder of the Series D Mandatory Convertible Preferred Stock will be entitled to receive a liquidation preference in the amount of $50.00 per share of Series D Mandatory Convertible Preferred Stock, plus an amount equal to accumulated and unpaid dividends on such shares, whether or not declared, to, but excluding, the date fixed for liquidation, winding-up or dissolution, such amount to be paid out of KKR & Co. Inc.’s assets legally available for distribution to its stockholders after satisfaction of debt and other liabilities owed to KKR & Co. Inc.’s creditors and holders of shares of its stock ranking senior to the Series D Mandatory Convertible Preferred Stock and before any payment or distribution is made to holders of any stock ranking junior to the Series D Mandatory Convertible Preferred Stock, including, without limitation, Common Stock.

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less (the “Share Repurchase Program Increase Threshold”). As of March 31, 2025, there was approximately $68 million remaining under the program. The Share Repurchase Program Increase Threshold was reached after March 31, 2025, which automatically added an additional $500 million to the then remaining available amount. As of April 25, 2025, there was approximately $462 million remaining under the program. Any additional increases to this remaining available amount would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Three Months Ended March 31,
	2025	2024
Shares of common stock repurchased	—	—
Equity awards for common stock retired	4,232	—
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third-party investors in certain of Global Atlantic's consolidated entities.

The following table presents the balances of, and changes in, Noncontrolling Interests:

	For the Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$36,747,947	$34,904,791
Net Income (Loss) Attributable to Noncontrolling Interests	861,928	378,958
Other Comprehensive Income (Loss), net of tax	5,999	(1,480)
Compensation Modification - Issuance of Holdings III Units	—	53,623
Equity-Based Compensation (Non-Cash Contribution)	101,581	103,907
2024 GA Acquisition - Cash consideration (See Note 1)	—	(2,622,230)
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—	40,789
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	—	2,169,300
Change in KKR & Co. Inc.'s Ownership Interest	(127,610)	(165,230)
Capital Contributions	833,644	1,438,202
Capital Distributions	(988,003)	(1,732,066)
Changes in Consolidation	2,129,979	—
Balance at the end of the period	$39,565,465	$34,568,564

23. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests primarily represents noncontrolling interests of certain KKR investment funds and vehicles that are subject to periodic redemption by fund investors following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be otherwise withdrawn. Consolidated fund investor's interests subject to redemption as described above are presented as Redeemable Noncontrolling Interests in the accompanying consolidated statements of financial condition and presented as Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in the accompanying consolidated statements of operations. When redeemable amounts become legally payable to fund investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses, and Other Liabilities in the accompanying consolidated statements of financial condition.
The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	For the Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$1,585,177	$615,427
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	8,494	32,678
Capital Contributions	335,513	282,253
Capital Distributions	(7,704)	(8,265)
Balance at the end of the period	$1,921,480	$922,093

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of March 31, 2025, KKR had unfunded commitments consisting of $10.8 billion to its investment funds and vehicles. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of March 31, 2025, these capital markets commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of March 31, 2025 have been reduced to reflect the amount expected to be funded by such third parties. As of March 31, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion.
Global Atlantic has commitments to purchase or fund investments of $3.2 billion as of March 31, 2025. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $16.9 million for current expected credit losses as of March 31, 2025.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $329.7 million as of March 31, 2025, with expiration dates occurring between January 2026 and September 2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects.
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

As of March 31, 2025, approximately $548 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2025 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $223 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of March 31, 2025, Associates Holdings had access to cash reserves sufficient to reimburse the full $223 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.0 billion as of March 31, 2025. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, and a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition. For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
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

In addition, the Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, Global Atlantic (Fin) Company ("GA FinCo"), a Delaware corporation and wholly-owned indirect subsidiary of TGAFG, the holding company for the Global Atlantic business, is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period. As of March 31, 2025, the present value of the remaining amount to be paid is $44.8 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
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

In January 2021, some of the attorneys for the plaintiffs in the 2017 Action filed a new lawsuit on behalf of a new set of plaintiffs, who claim to be “Tier 3” members of Kentucky Retirement Systems (the “Tier 3 Plaintiffs”), alleging substantially the same allegations as in the 2017 Action. On July 9, 2021, the Tier 3 Plaintiffs served an amended complaint, which purports to assert, on behalf of a class of beneficiaries of Kentucky Retirement Systems, direct claims for breach of fiduciary duty and civil violations under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). This complaint was removed to the U.S. District Court for the Eastern District of Kentucky, which has entered an order staying this case until the completion of the 2020 AG Action. On August 20, 2021, the Tier 3 Plaintiffs and other individual plaintiffs filed a second complaint in Kentucky state court (the “Second Tier 3 Action”), purportedly on behalf of Kentucky Retirement Systems’ funds, alleging the same claims against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and Roberts as in the July 9th amended complaint but without the RICO or class action allegations. On May 1, 2024, the trial court denied motions to dismiss the Second Tier 3 Action filed by KKR & Co. Inc. and Messrs. Kravis and Roberts. On July 3, 2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants filed a writ of prohibition asking the Kentucky Court of Appeals to order the trial court to dismiss the Second Tier 3 Action. On November 12, 2024, the Court of Appeals denied the request for a writ of prohibition. Defendants have appealed that denial by petitioning the Kentucky Supreme Court for a writ of prohibition. The Second Tier 3 Action is stayed pending the outcome of this petition.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $4.5 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both March 31, 2025 and December 31, 2024, the total capacity of the financing arrangements with third parties was $2.4 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both March 31, 2025 and December 31, 2024.
25. SUBSEQUENT EVENTS
A dividend of $0.185 per share of common stock of KKR & Co. Inc. has been declared and was announced on May 1, 2025. This dividend will be paid on May 27, 2025 to common stockholders of record as of the close of business on May 12, 2025.
A dividend of $0.7292 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on May 1, 2025 and set aside for payment. This dividend will be paid on June 1, 2025 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on May 15, 2025.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 780 private equity investments in portfolio companies with a total transaction value in excess of $800 billion as of March 31, 2025. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity (including technology, health care, and impact strategies), and core private equity. We also provide capital markets services for our firm, our portfolio companies, and third parties. Our balance sheet provides a significant source of capital for the growth and expansion of our business, which has allowed us to further align our interests with those of our investment vehicle investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by our wholly-owned subsidiary Global Atlantic, which is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products, and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow, and pension risk transfer reinsurance, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of March 31, 2025, Global Atlantic served over three and a half million policyholders.
Our Strategic Holdings business is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. As of March 31, 2025, our Strategic Holdings segment consisted of our ownership stakes in 18 companies that we acquired through our core private equity strategy.

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
Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity funds that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity, growth equity, and impact investments. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of March 31, 2025, our Private Equity business line had $209.4 billion of AUM, consisting of $151.6 billion in traditional private equity, $39.1 billion in core private equity and $18.7 billion in growth equity, which includes $4.4 billion of impact investments.
The table below presents information as of March 31, 2025, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2025.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	(6)	(7)	$13,091	$13,091	$—	$—	$—	$—	$—
North America Fund XIII	8/2021	8/2027	18,400	5,342	13,361	327	13,024	17,351	661
Americas Fund XII	5/2017	5/2021	13,500	1,377	12,744	14,154	9,235	18,314	1,548
North America Fund XI	11/2012	1/2017	8,718	48	10,165	23,097	2,167	3,387	214
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,963	1,365	—	1,365	1,388	—
European Fund VI	6/2022	6/2028	7,432	4,515	2,917	—	2,917	2,584	—
European Fund V	7/2019	2/2022	6,366	611	5,878	2,821	4,455	6,256	359
European Fund IV	2/2015	3/2019	3,512	18	3,646	5,726	1,621	2,513	172
European Fund III (5)	3/2008	3/2014	5,506	146	5,360	10,625	151	21	(37)
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	7,300	8,234	1,478	7,810	12,899	935
Asian Fund III	8/2017	7/2020	9,000	1,265	8,265	8,663	6,129	10,612	882
Asian Fund II	10/2013	3/2017	5,825	—	7,496	6,699	2,456	946	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	1,579	1,161	—	1,161	1,284	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	31	2,254	913	1,872	3,378	316
Next Generation Technology Growth Fund	3/2016	12/2019	659	3	670	1,314	241	858	67
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	2,198	1,591	—	1,591	2,005	6
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	91	1,370	467	1,068	1,899	127
Global Impact Fund II	6/2022	6/2028	2,700	1,842	858	—	858	749	—
Global Impact Fund	2/2019	3/2022	1,242	215	1,209	620	973	1,609	123
Co-Investment Vehicles and Other	Various	Various	28,252	3,130	25,771	11,548	19,487	24,120	1,782
Core Investors II	8/2022	8/2027	11,814	8,963	2,851	—	2,851	3,693	8
Core Investors I	2/2018	8/2022	8,500	23	9,526	1,658	8,295	16,709	8
Other Core Vehicles	Various	Various	6,920	1,165	5,831	1,919	5,247	8,518	47
Unallocated Commitments (8)	N/A	N/A	4,223	4,223	—	—	—	—	—

Total Private Equity			$218,047	$60,139	$165,557	$160,842	$94,974	$141,093	$6,872
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)The "Invested" and "Realized" columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)Starts upon the date of the close of the first investment.
(7)Six years after the start date for the investment period.
(8)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.
Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of March 31, 2025, our Real Assets business line had $171.3 billion of AUM, consisting of $83.4 billion in infrastructure, $81.3 billion in real estate (of which $43.6 billion is real estate credit and $37.7 billion is real estate equity), $5.2 billion in energy, and $1.4 billion of unallocated commitments from a strategic investment partnership.

The table below presents information as of March 31, 2025, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$11,296	$11,296	$—	$—	$—	$—	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,585	2,881	14,074	899	13,741	17,387	715
Global Infrastructure Investors III	7/2018	6/2021	7,165	891	6,627	3,990	4,278	6,649	349
Global Infrastructure Investors II	12/2014	6/2018	3,040	131	3,167	5,600	633	1,048	42
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	3,540	2,982	197	2,770	3,447	104
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	535	3,542	1,788	2,480	3,201	243
Diversified Core Infrastructure Fund	12/2020	(5)	11,173	706	10,673	1,117	10,594	11,456	—
Global Climate Fund(6)	7/2024	7/2030	2,749	2,749	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	1,928	1,928	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	674	3,792	325	3,550	3,814	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	235	1,970	2,808	351	295	(3)
Real Estate Partners Americas	5/2013	5/2017	1,229	135	1,024	1,444	—	—	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,060	305	1,959	431	1,644	1,666	—
Real Estate Partners Europe	8/2015	12/2019	707	94	692	783	196	176	(18)
Asia Real Estate Partners	7/2019	7/2023	1,682	368	1,360	301	1,164	1,322	—
Property Partners Americas	12/2019	(5)	2,571	46	2,525	159	2,525	2,231	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	368	895	923	28
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	613	1,008	1,009	6
Energy Related Vehicles	Various	Various	4,385	62	4,196	2,096	1,100	1,604	47
Co-Investment Vehicles and Other	Various	Various	13,288	2,594	10,734	1,955	10,316	11,031	61
Unallocated Commitments(7)	N/A	N/A	1,372	1,372	—	—	—	—	—

Total Real Assets			$100,664	$30,664	$72,351	$27,102	$57,245	$67,259	$1,570
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.
(6)Includes another climate strategy vehicle with different fund terms and whose investment period has not yet begun as of March 31, 2025. This vehicle's investment period start date and end date will be determined based upon the date of the close of its first investment.
(7)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.

Private Equity and Real Asset Performance
The table below presents information as of March 31, 2025, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2025, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360	10,625	21	10,646	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,166	—	1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,165	23,097	3,387	26,484	23.5%	18.9%	2.6
Asian Fund II (2013)	5,825	7,496	6,699	946	7,645	0.6%	(0.9)%	1.0
Real Estate Partners Americas (2013)	1,229	1,024	1,444	—	1,444	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,167	5,600	1,048	6,648	19.5%	16.8%	2.1
European Fund IV (2015)	3,512	3,646	5,726	2,513	8,239	22.0%	16.9%	2.3
Real Estate Partners Europe (2015)	707	692	783	176	959	11.0%	8.1%	1.4
Next Generation Technology Growth Fund (2016)	659	670	1,314	858	2,172	29.1%	24.7%	3.2
Health Care Strategic Growth Fund (2016)	1,331	1,370	467	1,899	2,366	16.0%	11.0%	1.7
Americas Fund XII (2017)	13,500	12,744	14,154	18,314	32,468	24.5%	20.3%	2.5
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	613	1,009	1,622	9.2%	7.8%	1.6
Core Investment Vehicles (2017)	27,234	18,208	3,577	28,920	32,497	16.5%	15.5%	1.8
Asian Fund III (2017)	9,000	8,265	8,663	10,612	19,275	25.2%	19.6%	2.3
Real Estate Partners Americas II (2017)	1,921	1,970	2,808	295	3,103	24.0%	19.4%	1.6
Global Infrastructure Investors III (2018)	7,165	6,627	3,990	6,649	10,639	14.5%	11.5%	1.6
Global Impact Fund (2019)	1,242	1,209	620	1,609	2,229	20.4%	15.2%	1.8
European Fund V (2019)	6,366	5,878	2,821	6,256	9,077	13.5%	10.5%	1.5
Energy Income and Growth Fund II (2018)	994	1,198	490	1,449	1,939	14.3%	12.6%	1.6
Asia Real Estate Partners (2019)	1,682	1,360	301	1,322	1,623	8.1%	4.5%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,254	913	3,378	4,291	22.1%	17.6%	1.9
Real Estate Credit Opportunity Partners II (2019)	950	976	368	923	1,291	10.4%	7.9%	1.3
Asia Pacific Infrastructure Investors (2020)	3,792	3,542	1,788	3,201	4,989	16.1%	11.9%	1.4
Asian Fund IV (2020)	14,735	8,234	1,478	12,899	14,377	25.5%	18.8%	1.7
Real Estate Partners Europe II (2020)	2,060	1,959	431	1,666	2,097	3.1%	0.7%	1.1
Real Estate Partners Americas III (2021)	4,253	3,792	325	3,814	4,139	4.2%	2.1%	1.1
Health Care Strategic Growth Fund II (2021)	3,789	1,591	—	2,005	2,005	16.3%	7.7%	1.3
North America Fund XIII (2021)	18,400	13,361	327	17,351	17,678	16.9%	12.2%	1.3
Global Infrastructure Investors IV (2022)	16,585	14,074	899	17,387	18,286	15.4%	11.7%	1.3
Asia Pacific Infrastructure Investors II (2022)	6,348	2,982	197	3,447	3,644	38.1%	24.3%	1.2
Ascendant Fund (2022)	4,328	1,365	—	1,388	1,388	1.7%	(6.9)%	1.0
Next Generation Technology Growth Fund III (2022)	2,740	1,161	—	1,284	1,284	15.5%	(0.5)%	1.1
European Fund VI (2023) (3)	7,432	2,917	—	2,584	2,584	—	—	—
Global Impact Fund II (2023) (3)	2,700	858	—	749	749	—	—	—
Global Infrastructure Investors V (2024) (3)	11,296	—	—	—	—	—	—	—
Global Climate Fund (2024) (3)	2,749	—	—	—	—	—	—	—
Real Estate Partners Americas IV (2024) (3)	1,928	—	—	—	—	—	—	—
North America Fund XIV (2025)(3)	13,091	—	—	—	—	—	—	—
Subtotal - Included Funds	261,208	191,974	183,072	159,359	342,431	16.0%	12.3%	1.8

All Funds	$277,683	$208,449	$233,341	$159,359	$392,700	25.5%	18.6%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on March 31, 2025.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2025. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of March 31, 2025, our Credit and Liquid Strategies business line had $283.6 billion of AUM, comprised of $129.1 billion of assets managed in our leveraged credit strategies, $74.2 billion of assets in asset-based finance, $42.8 billion in direct lending, $7.7 billion of assets managed in our SIG strategy, and $29.8 billion of assets managed through our hedge fund platform, which we refer to as the liquid strategies component of our credit and liquid strategies business. Asset-based finance and direct lending together represent our private credit strategy. We manage $145.9 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $16.2 billion in assets under management, which is reflected in the AUM of our credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
Leveraged Credit. Our leveraged credit strategies seek to primarily invest in assets such as leveraged loans (including revolving credit facilities), high yield bonds, and structured credit (including CLOs and asset-backed securities). Within leveraged credit, we manage both single-asset class and multi-asset class pools of capital. Our opportunistic credit strategy seeks to deploy capital across investment themes that seek to take advantage of credit market dislocations and relative value opportunities spanning, asset types and liquidity profiles. Our multi-asset credit strategy seeks to dynamically allocate across public liquid credit asset types in a broadly diversified strategy.

Alternative Credit. Our alternative credit strategy consists of our (i) private credit strategies and (ii) investments overseen by our credit platform’s strategic investments group (“SIG”):
•Private Credit. Our private credit strategies focus on privately or directly originated and negotiated transactions. These strategies include direct lending typically in the senior part of a company’s capital structure, junior mezzanine debt, and asset-based finance. Through our direct lending strategy, we seek to make investments in primarily senior debt financings for middle-market companies. Through our junior mezzanine debt strategy, investments typically consist of subordinated debt, which generates a current yield, coupled with marginal equity exposure for additional upside potential. Our asset-based finance strategy focuses on multi-sector investments secured by portfolios of financial assets, including loans backed by hard assets across the risk-return spectrum. We also own 18 captive origination platforms that are dedicated to sourcing and structuring asset-based financial assets, hard assets, and contractual cash flows.
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
The table below presents information as of March 31, 2025, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,369	$988	$1,381	$45	$1,382	$1,570	$24
Dislocation Opportunities Fund	8/2019	11/2021	2,967	362	2,605	1,758	1,470	1,582	78
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,567	759	796	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	337	126	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	1	(20)
Asset-Based Finance Partners II	3/2024	3/2028	4,158	4,158	—	—	—	—	—
Asset-Based Finance Partners	10/2020	7/2025	2,059	712	1,347	235	1,347	1,512	57
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	305	1,940	951	1,236	1,177	—
Lending Partners IV	3/2022	9/2026	1,150	345	805	123	805	846	11
Lending Partners III	4/2017	11/2021	1,498	540	958	1,106	519	490	47
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,220	108	67	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	12	—
Lending Partners Europe II	5/2019	9/2023	837	210	627	540	332	356	8
Lending Partners Europe	3/2015	3/2019	848	184	662	567	101	105	—
Asia Credit Opportunities	1/2021	5/2025	1,084	408	676	52	676	823	27
Other Alternative Credit Vehicles	Various	Various	16,273	7,290	9,215	6,864	4,681	5,560	17

Total Credit and Liquid Strategies			$44,106	$16,017	$28,319	$19,551	$13,960	$15,023	$249
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on March 31, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to March 31, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.11%	6.42%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.76%
Opportunistic Credit (3)	May 2008	10.48%	8.95%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.94%
Bank Loans	Apr 2011	5.81%	5.24%	S&P/LSTA Loan Index (4)	4.81%
High-Yield	Apr 2011	6.13%	5.55%	BoAML HY Master II Index (5)	5.51%
European Leveraged Loans (6)	Sep 2009	4.95%	4.43%	CS Inst West European Leveraged Loan Index (7)	4.01%
European Credit Opportunities (6)	Sept 2007	6.93%	5.70%	S&P European Leveraged Loans (All Loans) (8)	4.50%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to March 31, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,369	$1,381	$45	$1,570	$1,615	18.3%	13.5%	1.2
Dislocation Opportunities Fund	Aug 2019	2,967	2,605	1,758	1,582	3,340	10.5%	8.3%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,567	796	3,363	0.9%	(1.0)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	126	2,025	(2.5)%	(4.3)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	1	1,167	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	4,158	—	—	—	—	N/A	N/A	N/A
Asset-Based Finance Partners	Oct 2020	2,059	1,347	235	1,512	1,747	15.2%	11.3%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	1,940	951	1,177	2,128	2.4%	0.6%	1.1
Lending Partners IV	Mar 2022	1,150	805	123	846	969	21.2%	17.0%	1.2
Lending Partners III	Apr 2017	1,498	958	1,106	490	1,596	14.6%	12.0%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,220	67	1,287	3.1%	1.7%	1.1
Lending Partners	Dec 2011	460	420	458	12	470	3.5%	1.8%	1.1
Lending Partners Europe II	May 2019	837	627	540	356	896	17.1%	13.6%	1.4
Lending Partners Europe	Mar 2015	848	662	567	105	672	0.5%	(1.4)%	1.0
Asia Credit Opportunities	Jan 2021	1,084	676	52	823	875	15.3%	11.4%	1.3
Other Alternative Credit Investment Vehicles	Various	16,273	9,215	6,864	5,560	12,424	N/A	N/A	N/A
All Funds		$44,106	$28,319	$19,551	$15,023	$34,574
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

The table below presents information as of March 31, 2025, based on the investment funds or other investment vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, investment vehicles, and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, investment vehicles, and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$99,883	$94,184	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	29,466	29,466	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	129,349	123,650

Alternative Credit: (4)
Private Credit (1)	100,522	84,125	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,687	4,102	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	108,209	88,227

Hedge Funds (6)	29,844	29,844	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	16,241	16,241	0.60% - 0.75%	7.00% - 8.75%	7.00%	Indefinite
Total	$283,643	$257,962
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
(3)Duration of capital is measured from inception. Inception dates for CLOs were between 2013 and 2025 and for separately managed accounts and funds investing in alternative credit strategies from 2009 through 2025.
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

Capital Markets
Our Capital Markets business line is comprised of our global capital markets business, which serves our firm, including our insurance business, our portfolio companies, and third-party clients by developing and implementing both traditional and non-traditional capital solutions for investments or companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees, including underwriting, placement, transaction and syndication fees, commissions, underwriting discounts, interest payments and other compensation, which may be payable in cash or securities, in respect of the activities described above. Third-party clients of our capital markets business include multi-national corporations, public and private companies, financial sponsors, mutual funds, pension funds, sovereign wealth funds, and hedge funds globally. Our capital markets business provides these clients with differentiated access to capital through our distribution platform.
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
Principal Activities
Through our Principal Activities business line, we manage certain of the firm’s assets and deploy capital to support and grow our Private Equity, Real Assets, and Credit and Liquid Strategies business lines.
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
We endeavor to use our balance sheet strategically and opportunistically to generate an attractive risk-adjusted return on equity in a manner that is consistent with our fiduciary duties, in compliance with applicable laws, and consistent with our one firm approach.

The chart below presents the holdings of our Principal Activities business line by asset class as of March 31, 2025, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 7%
Infrastructure 6%
Energy 8%
Alternative Credit 8%
Growth Equity 11%
Leveraged Credit 12%
Real Estate 14%
Traditional Private Equity 34%

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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and preneed life insurance products primarily through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") transactions, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of March 31, 2025, Global Atlantic served over three and a half million policyholders.
Global Atlantic also sponsors co-investment vehicles (the "sponsored reinsurance vehicles") to participate alongside Global Atlantic in certain block, flow, PRT and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment periods. The sponsored reinsurance vehicles provide third-party capital to support reinsurance transactions and generally are not consolidated into our financial statements. As of March 31, 2025, third parties have committed capital to the sponsored reinsurance vehicles of approximately $7.2 billion, of which $3.1 billion has been deployed.
In addition to the overview of our insurance business operated by Global Atlantic provided in this report, please also refer to our Annual Report. The following table represents Global Atlantic’s new business volumes by business and product for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
($ in millions)
Individual Channel:
Fixed-Rate Annuities	$1,946	$2,985
Fixed-Indexed Annuities	1,541	1,264
Variable Annuities	5	5
Total Retirement Products(1)	$3,492	$4,254

Preneed Life	257	69

Institutional Channel:
Block	—	10,162
Flow	2,358	2,799
Pension Risk Transfer	138	105
Funding Agreements(2)	1,168	695
Total Institutional Channel(3)(4)	$3,664	$13,761
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
(2)Funding agreements new business volumes represent funding agreements issued in connection with the funding agreement backed note ("FABN") program and Federal Home Loan Banks (“FHLB”) funding agreement programs.
(3)Block reinsurance transactions may be episodic and volumes may fluctuate. Similarly, funding agreements issued in the FABN program are subject to capital markets conditions and volumes may fluctuate. Flow and pension risk transfer new business volumes typically occur throughout the year.
(4)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and are gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of March 31, 2025, separated by reserves originated through its individual and institutional markets.

	Reserves as of March 31, 2025
	Individual Market	Institutional Market(4)	Total	Ceded	Total, net	Percentage of Total
	($ in thousands, except percentages, if applicable)
Fixed-Rate Annuities(1)	$29,767,666	$36,740,811	$66,508,477	$(10,301,485)	$56,206,992	34.6%
Fixed-Indexed Annuities(1)	29,899,473	11,012,045	40,911,518	(4,444,761)	36,466,757	21.4%
Payout Annuities(1)	576,215	22,471,357	23,047,572	(11,784,619)	11,262,953	12.0%
Variable Annuities	2,174,290	5,263,724	7,438,014	(2,162,665)	5,275,349	3.9%
Interest Sensitive Life(1)	13,613,055	18,910,627	32,523,682	(8,770,915)	23,752,767	16.9%
Other Life Insurance(2)	3,845,772	4,137,677	7,983,449	(2,858,744)	5,124,705	4.2%
Funding Agreements(3)	—	8,058,920	8,058,920	—	8,058,920	4.2%
Closed Block and Other Corporate Products	—	1,047,485	1,047,485	(986,539)	60,946	0.5%
Other(5)	—	4,633,392	4,633,392	(3,702,136)	931,256	2.3%
Total Reserves	$79,876,471	$112,276,038	$192,152,509	$(45,011,864)	$147,140,645	100.0%

Total General Account	$77,993,528	$110,420,317	$188,413,845	$(45,011,864)	$143,401,981	98.1%
Total Separate Account	1,882,943	1,855,721	3,738,664	—	3,738,664	1.9%
Total Reserves	$79,876,471	$112,276,038	$192,152,509	$(45,011,864)	$147,140,645	100.0%
(1)As of March 31, 2025, 82% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 40% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB borrowings and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of March 31, 2025, reserves sourced through block, flow and PRT transactions were $62.4 billion, $32.6 billion and $6.3 billion, respectively.
(5)“Other” includes long-term care insurance where Global Atlantic has ceded mortality and morbidity risk to a third-party reinsurance company.

Strategic Holdings
Our Strategic Holdings segment is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. Our core private equity portfolio companies are generally expected to be more stable and typically have lower leverage over our holding period than our traditional private equity portfolio companies. We may acquire in the future other long-term assets in our Strategic Holdings segment that are not part of the core private equity strategy, and our Strategic Holdings segment is not limited to a specific industry or constrained to any investment strategy that we may manage for our investment funds or vehicles.
As of March 31, 2025, our Strategic Holdings segment consisted of our ownership stakes in 18 companies that we acquired through our core private equity strategy. Based on certain information made available to management as of March 31, 2025, approximately 69% of these companies are based in the Americas, 25% in Europe, and 6% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 36% in Business Services, 29% in Consumer, 13% in technology-media-telecommunications (TMT), 13% in Healthcare, and 9% in Infrastructure. We currently expect our Strategic Holdings segment to generate income from the receipt of dividends from our ownership stakes in these businesses, and if any ownership stake were to be sold, we would recognize realized investment income from such sale.
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
As previously disclosed in the Annual Report, KKR had arrangements in place to increase its ownership interest in certain core private equity businesses within its Strategic Holdings segment. The acquisition of these stakes, which were in 1-800 Contacts Inc., USI, Inc., and Heartland Dental, LLC, were all completed prior to the filing of this report.
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
The United States, during the first quarter of 2025, experienced a contraction in economic growth while also continuing to experience persistent inflation in excess of the U.S. Federal Reserve Board’s target rate. The U.S. Federal Reserve Board decided to maintain the target range unchanged at 4.25% to 4.50% for the federal funds rate noting inflation, including potential increases in inflation relating to trade and tariff policies, as a consideration in deciding to leave the target range unchanged.
GDP growth in the Eurozone during the first quarter of 2025 was moderately positive. In Europe during the first quarter 2025, the European Central Bank lowered rates for the sixth time since June 2024, lowering the deposit rate to 2.5% as Eurozone inflation slowed as compared to the prior quarter albeit remaining above the European Central Bank’s 2% inflation target.
In Asia, the two largest economies continued to experience divergent economic conditions during the first quarter of 2025. Japan’s economy is expected to have experienced positive growth in the first quarter of 2025. The Bank of Japan raised interest rates during the first quarter of 2025, ultimately up to 0.50%. In China, the economy grew during the first quarter of 2025, but Chinese growth remains subject to various headwinds including in the property sector and uncertainty relating to a potential trade war with the United States as discussed further below.
Several key economic indicators in the United States and in other countries and regions in which we operate include:

•GDP. In the United States, real gross domestic product (“GDP”) contracted by -0.3% for the quarter ended March 31, 2025, compared to an expansion of 2.4% for the quarter ended December 31, 2024. Eurozone real GDP increased by 0.4% for the quarter ended March 31, 2025, up from 0.2% expansion for the quarter ended December 31, 2024. In Japan, real GDP is estimated to have increased by 0.3% for the quarter ended March 31, 2025, down from a 2.2% expansion for the quarter ended December 31, 2024. Real GDP in China increased by 4.8% for the quarter ended March 31, 2025, compared to an expansion of 6.4% reported for the quarter ended December 31, 2024.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 4.33% as of March 31, 2025, unchanged from December 31, 2024. The short-term benchmark interest rate set by the European Central Bank was 2.65% as of March 31, 2025, down from 3.15% as of December 31, 2024. The short-term benchmark interest rate set by the Bank of Japan was 0.50% as of March 31, 2025, up from 0.25% as of December 31, 2024. The short-term benchmark interest rate set by The People's Bank of China was 3.10% as of March 31, 2025, unchanged from December 31, 2024.
•Inflation. The U.S. core consumer price index rose 2.8% on a year-over-year basis as of March 31, 2025, down from 3.2% on a year-over-year basis as of December 31, 2024. Eurozone core inflation was 2.4% as of March 31, 2025, down from 2.7% as of December 31, 2024. In Japan, core inflation rose 1.6% on a year-over-year basis as of March 31, 2025, flat from 1.6% on a year-over-year basis as of December 31, 2024. Core inflation in China was 0.5% on a year-over-year basis as of March 31, 2025, up from 0.4% as of December 31, 2024.
•Unemployment. The U.S. unemployment rate was 4.2% as of March 31, 2025, up from 4.1% as of December 31, 2024. Eurozone unemployment was 6.1% as of March 31, 2025, down from 6.2% as of December 31, 2024. The unemployment rate in Japan was 2.4% as of March 31, 2025, down from 2.5% as of December 31, 2024. The unemployment rate in China was 5.2% as of March 31, 2025, up from 5.0% as of December 31, 2024.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the quarter ended March 31, 2025, the S&P 500 was down 4.7%, the MSCI Europe Index was up 12.4%, the MSCI Asia Index was up 0.6% and the MSCI World Index was down -2.0%% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 22.3 as of March 31, 2025, increasing from 17.4 as of December 31, 2024.
•Credit Markets. During the quarter ended March 31, 2025, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 15 basis points. The non-investment grade credit indices were up during the quarter ended March 31, 2025 with the S&P/LSTA Leveraged Loan Index up 0.5% and the BofAML HY Master II Index up 1.0%. During the quarter ended March 31, 2025, the 10-year government bond yields fell 36 basis points in the United States, rose 37 basis points in Germany, rose 39 basis points in Japan, rose 11 basis points in the UK and rose 15 basis points in China.
•Commodity Markets. During the quarter ended March 31, 2025, the 3-year forward price of WTI crude oil decreased approximately 2.3%, and the 3-year forward price of natural gas decreased from approximately $4.46 per MMBtu as of December 31, 2024 to $3.59 per MMBtu as of March 31, 2025. The Japan spot LNG import price increased to approximately $15.31 per MMBtu as of March 31, 2025 from approximately $13.82 per MMBtu as of December 31, 2024.
•Foreign Exchange Rates. For the quarter ended March 31, 2025, the euro rose 4.5%, the British pound rose 3.2%, the Japanese yen rose 4.8%, and the Chinese renminbi rose 0.6%, respectively, relative to the U.S. dollar.
Beginning in March 2025 and continuing through the date of the filing of this report, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners in April 2025 and certain retaliation by such trade partners. This volatility and uncertainty adds to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our and our investment vehicles' investments, the pace and volume of our capital market transactions, deployments, and realizations, and our fundraising activities.

Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of our Annual Report for important additional detail regarding risks, uncertainties, and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments and the impact of competition we face. These risks, uncertainties, and other conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section of our Annual Report. In particular, see "Risk Factors—Risks Related to Our Business—Geopolitical developments and other local and global events outside of our control can materially and adversely impact KKR”, "Risk Factors—Risks Related to Our Investment Activities—Our valuation methodologies for certain assets can be subjective, and the fair value of assets established pursuant to such subjective methodologies is uncertain and may never be realized”, “Risk Factors—Risks Related to Our Investment Activities—Various market and economic conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments and, therefore, on our financial results”, and "Risk Factors—Risks Related to Our Business—The investment management and insurance businesses are intensely competitive."

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

Adjusted Net Income
Adjusted Net Income ("ANI") is a performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. ANI is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. ANI is equal to Total Segment Earnings less Interest Expense, Net and Other and Income Taxes on Adjusted Earnings. Interest Expense, Net and Other includes interest expense on debt obligations not attributable to any particular segment and the cumulative dividend expense for the Series D Mandatory Convertible Preferred Stock net of interest income earned on cash and short-term investments. Income Taxes on Adjusted Earnings represents the (i) amount of income taxes that would be paid assuming that all pre-tax Asset Management and Strategic Holdings segment earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged and (ii) amount of income taxes on Insurance Operating Earnings. Income taxes on Insurance Operating Earnings represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Equity based compensation expense is excluded from ANI, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. Income Taxes on Adjusted Earnings includes the benefit of tax deductions arising from equity-based compensation, which reduces Income Taxes on Adjusted Earnings during the period. If tax deductions from equity-based compensation were to be excluded from Income Taxes on Adjusted Earnings, KKR’s ANI would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in ANI for the period. KKR makes these adjustments when calculating ANI in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, ANI does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and ANI should not be viewed as a measure of KKR’s liquidity.
Total Segment Earnings
Total Segment Earnings is a performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Total Segment Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions and non-operating items, which consist of: (i) impairments, (ii) transaction costs from acquisitions, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, and (v) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by our Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by our Asset Management segment for acquiring and managing the companies included in our Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where our Asset Management segment borrows from our Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, intersegment asset transfers may occur. In these cases in segment reporting, the assets are transferred at their fair value, and no gain or loss is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments.

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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended March 31, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$886,810	$693,526	$193,284
Capital Allocation-Based Income (Loss)	1,159,105	1,262,942	(103,837)
	2,045,915	1,956,468	89,447
Insurance
Net Premiums	323,364	6,036,522	(5,713,158)
Policy Fees	338,473	328,947	9,526
Net Investment Income	1,783,280	1,519,902	263,378
Net Investment-Related Gains (Losses)	(1,436,337)	(241,486)	(1,194,851)
Other Income	55,488	56,385	(897)
	1,064,268	7,700,270	(6,636,002)
Total Revenues	3,110,183	9,656,738	(6,546,555)

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,333,103	1,316,448	16,655
Occupancy and Related Charges	34,465	23,540	10,925
General, Administrative and Other	300,332	277,981	22,351
	1,667,900	1,617,969	49,931
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $221,394 and $(101,760), as of March 31, 2025 and March 31, 2024, respectively; remeasurement (gain) loss on policy liabilities: $42,252, as of March 31, 2025.)	1,708,294	7,261,069	(5,552,775)
Amortization of Policy Acquisition Costs	97,971	(3,752)	101,723
Interest Expense	69,571	54,567	15,004
Insurance Expenses	105,654	199,236	(93,582)
General, Administrative and Other	181,565	183,855	(2,290)
	2,163,055	7,694,975	(5,531,920)
Total Expenses	3,830,955	9,312,944	(5,481,989)

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,086,591	638,162	448,429
Dividend Income	273,890	245,057	28,833
Interest Income	785,857	890,102	(104,245)
Interest Expense	(654,499)	(754,064)	99,565
Total Investment Income (Loss)	1,491,839	1,019,257	472,582

Income (Loss) Before Taxes	771,067	1,363,051	(591,984)

Income Tax Expense (Benefit)	86,569	269,201	(182,632)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)

Net Income (Loss)	684,498	1,093,850	(409,352)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	8,494	32,678	(24,184)
Net Income (Loss) Attributable to Noncontrolling Interests	861,928	378,958	482,970
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$(185,924)	$682,214	$(868,138)

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the three months ended March 31, 2025 and 2024, revenues consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Management Fees	$531,699	$486,754	$44,945
Fee Credits	(136,262)	(94,046)	(42,216)
Transaction Fees	388,329	218,618	169,711
Monitoring Fees	48,671	48,967	(296)
Incentive Fees	1,328	6,626	(5,298)
Expense Reimbursements	32,208	8,093	24,115
Consulting Fees	20,837	18,514	2,323
Total Fees and Other	886,810	693,526	193,284

Carried Interest	1,068,262	1,144,928	(76,666)
General Partner Capital Interest	90,843	118,014	(27,171)
Total Capital Allocation-Based Income (Loss)	1,159,105	1,262,942	(103,837)

Total Revenues	$2,045,915	$1,956,468	$89,447
Fees and Other
Total Fees and Other for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily as a result of the increase in transaction fees and management fees, partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024 and (ii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the first quarter of 2024 that were retroactive to the start of the fund's investment period and no such retroactive fees were earned in the current period, (ii) a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period in the third quarter of 2024, and now pays fees based on invested capital rather than committed capital, and (iii) a lower level of management fees from Asian Fund III due to a step-down in the management fee rate and a decrease in invested capital subsequent to the first quarter of 2024.
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
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Equity and Real Assets business lines in the current period. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from our portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended March 31, 2025 was positive primarily due to the net appreciation of the underlying investments at our unconsolidated carry earning investment funds, most notably Asian Fund IV, North America Fund XIII, and Global Infrastructure Fund IV. Capital Allocation-Based Income (Loss) for the three months ended March 31, 2024 was positive primarily due to the net appreciation of the underlying investments at our unconsolidated carry earning investment funds, most notably Asian Fund III, Americas Fund XII, and Global Infrastructure Investors IV.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended March 31, 2025
The net gains from investment activities for the three months ended March 31, 2025 were comprised of net realized gains of $70.2 million and net unrealized gains of $1,016.4 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the three months ended March 31, 2025, net realized gains related primarily to realized gains from (i) the sale of BridgeBio Pharma, Inc. (NASDAQ: BBIO) and Citation Topco Limited (services sector) and (ii) the settlement of foreign exchange forward contracts. Partially offsetting these realized gains were realized losses on our investment in Selecta Group HoldCo. (consumer products sector) and realized losses on certain investments held in consolidated CLOs and one of our consolidated opportunistic real estate equity funds.
Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2025, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to USI, Inc. (financial services sector), PO Söderberg & Partner Holding AB (financial services sector), and IVI-RMA Global, S.L. (health care sector) and (ii) the reversal of previously recognized unrealized losses relating to the realized losses described above. The unrealized gains were partially offset by (i) unrealized losses on certain foreign exchange forward contracts, (ii) unrealized losses on certain investments held in consolidated CLOs, and (iii) a mark-to-market loss relating to PetVet Care Centers, LLC (health care sector).
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended March 31, 2025, net gains were primarily generated in the following asset classes:
•Private Equity (including core private equity), which were primarily impacted by overall positive operating performance of certain portfolio companies. Changes in market multiples varied across regions / sectors used in the market comparables methodology for the valuation of Level III investments; and
•Infrastructure, which primarily benefited from the overall positive operating performance of certain infrastructure assets, partially offset by slightly higher cost of capital assumptions. Changes in market multiples varied across regions / sectors used in the market comparables methodology for the valuation of Level III investments.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuation.
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
Unrealized Gains and Losses from Investment Activities
For the three months ended March 31, 2024, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to PO Söderberg & Partner Holding AB, 1-800 Contacts, Inc. (health care sector) and foreign exchange forward contracts, and (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above. These unrealized gains were partially offset by mark-to-market losses primarily relating to BridgeBio Pharma, Inc., Accell Group N.V. (consumer products sector), and certain real estate and credit consolidated funds.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.

Dividend Income
During the three months ended March 31, 2025, dividend income was primarily from (i) our investments in Atlantic Aviation FBO Inc. (infrastructure: transportation sector) and Grupo Alvic FR Mobiliario (retail sector) both held in certain consolidated funds and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the three months ended March 31, 2024, dividend income was primarily from (i) our investments in Exact Holding B.V. (technology sector) and FiberCop S.p.A. (infrastructure: telecommunications infrastructure sector) held through our consolidated core vehicles and (ii) certain of our consolidated opportunistic real estate equity funds.
For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the impact of lower interest rates during the period on floating rate credit investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to March 31, 2024. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The decrease in interest expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the impact of lower interest rates during the period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. This decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to March 31, 2024 and (ii) an increase in the amount of borrowings outstanding at certain consolidated funds and other investment vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses - Asset Management
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase in accrued discretionary cash compensation resulting from a higher level of asset management segment revenues in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to the commencement of new office leases.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a higher level of expenses reimbursable by our investment funds and broken-deal expenses, partially offset by a prior year legal accrual that did not recur in the current period.
The level of broken-deal expenses can vary significantly period-to-period based upon a number of factors, the most significant of which are the number of potential investments being pursued for our investment funds, the size and complexity of investments being pursued, and the number of investment funds currently in their investment period.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other expenses are expected to increase accordingly.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended March 31, 2025 and 2024, revenues consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Net Premiums	$323,364	$6,036,522	$(5,713,158)
Policy Fees	338,473	328,947	9,526
Net Investment Income	1,783,280	1,519,902	263,378
Net Investment-Related Gains (Losses)	(1,436,337)	(241,486)	(1,194,851)
Other Income	55,488	56,385	(897)
Total Insurance Revenues	$1,064,268	$7,700,270	$(6,636,002)
Net Premiums
Net premiums decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease in initial premiums assumed from fewer reinsurance transactions with life contingencies or morbidity risk during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The initial premiums on assumed reinsurance were offset by a comparable decrease in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to (i) increased average assets under management due to growth in assets as a result of the cumulative impact of Global Atlantic's institutional market and individual market channels sales growth in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Equity Index Options	$(339,801)	$257,103	$(596,904)
Funds Withheld Payable Embedded Derivatives	(423,563)	95,441	(519,004)
Foreign Exchange and Other Derivative Contracts	(75,833)	35,905	(111,738)
Funds Withheld Receivable Embedded Derivatives	(24,066)	25,330	(49,396)
Interest Rate Contracts	174,989	(249,295)	424,284
Equity Futures Contracts	28,694	(63,516)	92,210
Net Gains (Losses) on Derivative Instruments	(659,580)	100,968	(760,548)
Net Other Investment Gains (Losses)	(776,757)	(342,454)	(434,303)
Net Investment-Related Gains (Losses)	$(1,436,337)	$(241,486)	$(1,194,851)
Net Gains (Losses) on Derivative Instruments
The decrease in the fair value of equity index options was primarily driven by the performance of the underlying indices. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which decreased during the three months ended March 31, 2025, and increased during the three months ended March 31, 2024.

The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended March 31, 2025 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the three months ended March 31, 2025, and decreased during the three months ended March 31, 2024, primarily due to a decrease in market interest rates during the three months ended March 31, 2025 as compared to an increase in market interest rates during the three months ended March 31, 2024.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a combination of a decrease due to depreciation of the U.S. dollar (primarily against the euro) during the three months ended March 31, 2025 and an increase in the notional amount of foreign exchange derivatives.
The increase in the fair value of interest rate contracts was primarily driven by a decrease in market interest rates during the three months ended March 31, 2025, as compared to an increase in market interest rates during the three months ended March 31, 2024, resulting in a gain on interest rate contracts for the three months ended March 31, 2025, as compared to a loss on interest rate contracts for the three months ended March 31, 2024.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$9,520	$—	$9,520
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(1,117,445)	(28,157)	(1,089,288)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(50,267)	(2,286)	(47,981)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	259,207	(99,579)	358,786
Unrealized Gains (Losses) on Real Assets	19,329	(117,695)	137,024
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	75,986	24,287	51,699
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	42,075	(2,523)	44,598
Credit Loss Allowances	(84,670)	(102,113)	17,443
Realized Gains (Losses) on Real Assets	10,501	(1,073)	11,574
Other	59,007	(13,315)	72,322
Net Other Investment-Related Gains (Losses)	$(776,757)	$(342,454)	$(434,303)
The increase in net other investment losses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, was primarily due to (i) an increase in realized losses on available-for-sale fixed maturity securities, and (ii) an increase in realized losses on the funds withheld at interest receivable portfolio.
Offsetting these increases in net other investment losses were (i) an increase in unrealized gains on fixed maturity securities classified as trading primarily as a result of a decrease in market interest rates during the three months ended March 31, 2025, as compared to an increase in market interest rates during the three months ended March 31, 2024, (ii) an increase in realized losses ceded from the funds withheld payable portfolio, and (iii) an increase in unrealized gains on real assets.

Expenses
Net Policy Benefits and Claims
Net policy benefits and claims decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to (i) lower initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, and (ii) a decrease in the value of embedded derivatives in Global Atlantic's fixed indexed annuity products, as a result of new business inflows and equity market movements (as discussed above under "Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)—Insurance—Revenues—Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).
These decreases were offset in part by (i) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment, (ii) unfavorable impacts related to the assumption review described below, and (iii) an increase in market risk benefits losses due to a decrease in market interest rates for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
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
For the three months ended March 31, 2025, there was a net unfavorable assumption review impact of $42.3 million on income before taxes, which was primarily due to a change in the activation assumption related to certain benefit riders on fixed-indexed annuities.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles during the three months ended March 31, 2024, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization.
Interest Expense
Interest expense increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in total debt outstanding.
Insurance Expenses
Insurance expenses decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease in commission expenses as a result of the timing of new business flow in the institutional markets channel.
General, Administrative, and Other
General, administrative and other decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to decreased equity-based compensation expenses, partially offset by increased technology costs.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily driven by the lower level of income before taxes attributable to common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2025 relates primarily to net income (loss) attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
Net income (loss) attributable to noncontrolling interests increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily related to a higher level of net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the three months ended March 31, 2025 was a net loss as compared to net income for the three months ended March 31, 2024 primary due to the higher level of insurance investment-related losses in the current period, which were partially offset by a higher level of asset management related fees and investment income as well as net investment income from our insurance operations.
Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
Please see our condensed consolidated statements of financial condition on a GAAP basis as of March 31, 2025 and December 31, 2024 in our financial statements included in this report.
KKR & Co. Inc. Stockholders’ Equity - Common Stock increased from December 31, 2024 primarily due to unrealized gains on available-for sale-securities from Global Atlantic that are recorded in other comprehensive income, which were partially offset by (i) a net loss attributable to KKR & Co. Inc. common stockholders during the first three months of 2025 and (ii) dividends to common stockholders.

Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the three months ended March 31, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $2.5 billion and $1.5 billion during the three months ended March 31, 2025 and 2024, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $(0.4) billion and $(0.7) billion during the three months ended March 31, 2025 and 2024, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $0.1 billion and $(0.2) billion during the three months ended March 31, 2025 and 2024, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $1.0 billion and $0.8 billion during the three months ended March 31, 2025 and 2024, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $1.2 billion and $1.3 billion during the three months ended March 31, 2025 and 2024, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(1.7) billion and $(0.6) billion during the three months ended March 31, 2025 and 2024, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $1.2 billion and $0.9 billion during the three months ended March 31, 2025 and 2024, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(3.1) billion and $(6.2) billion during the three months ended March 31, 2025 and 2024, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(3.1) billion and $(6.2) billion during the three months ended March 31, 2025 and 2024, respectively, and (ii) the purchase of fixed assets of $(20.8) million and $(17.3) million during the three months ended March 31, 2025 and 2024, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $3.6 billion and $45.0 million during the three months ended March 31, 2025 and 2024, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $0.2 billion and $(23.8) million during the three months ended March 31, 2025 and 2024, respectively, (ii) proceeds received, net of repayment of debt obligations, of $(0.5) billion and $0.8 billion during the three months ended March 31, 2025 and 2024, respectively, (iii) proceeds from the issuance of Series D Mandatory Convertible Preferred Stock (net of issuance cost) of $2.5 billion during the three months ended March 31, 2025, (iv) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $1.5 billion and $2.6 billion during the three months ended March 31, 2025 and 2024, respectively, (v) reinsurance transactions, net of cash provided (insurance) of $12.2 million during the three months ended March 31, 2024, and (vi) common stock dividends of $(155.4) million and $(146.0) million during the three months ended March 31, 2025 and 2024, respectively.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three months ended March 31, 2025 and 2024. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Management Fees	$917,334	$815,327	$102,007
Transaction and Monitoring Fees, Net	261,509	152,084	109,425
Fee Related Performance Revenues	21,277	19,101	2,176
Fee Related Compensation	(210,021)	(172,640)	(37,381)
Other Operating Expenses	(167,496)	(145,131)	(22,365)
Fee Related Earnings	822,603	668,741	153,862
Realized Performance Income	347,920	271,545	76,375
Realized Performance Income Compensation	(259,931)	(193,547)	(66,384)
Realized Investment Income	217,957	134,753	83,204
Realized Investment Income Compensation	(32,694)	(20,211)	(12,483)
Asset Management Segment Earnings	$1,095,855	$861,281	$234,574
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Management Fees
Private Equity	$334,792	$342,485	$(7,693)
Real Assets	280,578	220,087	60,491
Credit and Liquid Strategies	301,964	252,755	49,209
Total Management Fees	$917,334	$815,327	$102,007
The decrease in Private Equity management fees was primarily attributable to (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the first quarter of 2024 that were retroactive to the start of the fund's investment period and no such retroactive fees were earned in the current period, (ii) a lower level of management fees from Asian Fund III due to a step-down in management fee rate and a decrease in invested capital subsequent to the first quarter of 2024, and (iii) Asian Fund II which no longer pays management fees as a result of an agreement to waive such fees. The decrease was partially offset by management fees earned on new capital raised over the past twelve months by our private equity K-Series vehicles, net of certain revenue sharing arrangements. During the three months ended March 31, 2025, there were no management fees earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

We expect an increase in management fees earned in our financial results for the quarter ending June 30, 2025 due to the commencement of management fees from North America Fund XIV. This increase will be partially offset by a reduction in management fees from North America Fund XIII as a result of paying management fees based on remaining cost rather than capital committed as well as a step-down in the management fee rate. The net increase in management fees is expected to be approximately $20 million in our financial results for the quarter ending June 30, 2025.
The increase in Real Assets management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024, (ii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, and (iii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period in the third quarter of 2024, and now pays fees based on capital invested rather than capital committed. During the three months ended March 31, 2025, approximately $6.3 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base, and (iii) a higher level of management fees earned from FS KKR Capital Corp., which we refer to as “FSK” (NYSE: FSK).
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$18,913	$15,805	$3,108
Real Assets	9,855	17,373	(7,518)
Credit and Liquid Strategies	3,397	3,188	209
Capital Markets	229,344	115,718	113,626
Total Transaction and Monitoring Fees, Net	$261,509	$152,084	$109,425
Our Private Equity, Real Assets, and Credit and Liquid Strategies business lines earn transaction and monitoring fees from portfolio companies, and under the terms of the management agreements with certain of our investment funds, we are required to share all or a portion of such fees with our fund investors. For most of our investment funds, transaction and monitoring fees are credited against fund management fees up to 100% of the amount of the transaction and monitoring fees attributable to that investment fund, which results in a decrease of our transaction and monitoring fees. Our Capital Markets business line earns transaction fees, which are generally not shared with fund investors.
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line. The increase in Capital Markets business line transaction fees was primarily due to an increase in the number of capital markets transactions for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, reflecting increased levels of issuance activity across the leveraged loan markets. Overall, we completed 111 capital markets transactions for the three months ended March 31, 2025, of which 12 represented equity offerings and 99 represented debt offerings, as compared to 85 capital markets transactions for the three months ended March 31, 2024, of which 9 represented equity offerings and 76 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.

Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit funds as well as from third-party companies. For the three months ended March 31, 2025 approximately 19% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to 32% for the three months ended March 31, 2024. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2025, approximately 46% of our transaction fees were generated outside of North America as compared to approximately 34% for the three months ended March 31, 2024. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	1,765	1,400	365
Credit and Liquid Strategies	19,512	17,701	1,811
Total Fee Related Performance Revenues	$21,277	$19,101	$2,176
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles, and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle, or account.
These performance fees are primarily earned from (i) FSK in our Credit and Liquid Strategies business line and (ii) KKR Real Estate Select Trust Inc. ("KREST") (our registered closed-end real estate equity fund), KKR Real Estate Finance Trust Inc. ("KREF") (our real estate credit investment trust), KJR Management ("KJRM") (our Japanese real estate investment trust asset manager), and our infrastructure K-Series vehicles in our Real Assets business line.
The increase in fee related performance revenues for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of performance revenues being earned from FSK in our Credit and Liquid Strategies business line in the current period.
Fee Related Compensation
The increase in fee related compensation for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of occupancy related and general administrative costs compared to the prior period.
Fee Related Earnings
The increase in fee related earnings for the three months ended March 31, 2025 compared to the prior period was primarily due to (i) a higher level of transaction fees earned in our Capital Markets business line and (ii) a higher level of management fees across our Real Assets and Credit and Liquid Strategies business lines, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Realized Performance Income
Private Equity	$334,060	$265,297	$68,763
Real Assets	9,367	624	8,743
Credit and Liquid Strategies	4,493	5,624	(1,131)
Total Realized Performance Income	$347,920	$271,545	$76,375

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Private Equity
Core Investment Vehicles	$187,886	$65,846	$122,040
European Fund V	89,459	—	89,459
Global Impact Fund	13,215	—	13,215
Americas Fund XII	—	169,386	(169,386)
Asian Fund III	—	6,721	(6,721)
2006 Fund	—	961	(961)
Other	43,500	22,383	21,117
Total Realized Performance Income	$334,060	$265,297	$68,763

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors II	$8,744	$—	$8,744
Real Estate Partners Americas II	—	624	(624)
Other	623	—	623
Total Realized Performance Income	$9,367	$624	$8,743

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Credit and Liquid Strategies
Alternative Credit Funds	$1,159	$—	$1,159
Other	3,334	5,624	(2,290)
Total Realized Performance Income	$4,493	$5,624	$(1,131)
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
Realized performance income in our Private Equity business line for the three months ended March 31, 2025 consisted primarily of (i) performance income from our core investment vehicles, (ii) realized proceeds from the sale of our investment in Citation Topco Limited held by both European Fund V and Global Impact Fund, and (iii) incentive fees from certain levered multi-asset investment vehicles.

Realized performance income in our Private Equity business line for the three months ended March 31, 2024 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) held by Americas Fund XII and Australian Venue Co. (consumer products sector) held by Asian Fund III and (ii) performance income from our core investment vehicles.
Realized performance income in our Real Assets business line for the three months ended March 31, 2025 consisted primarily of realized proceeds from the sale of our investment in Q-Park N.V. (infrastructure: transportation sector) held by Global Infrastructure Investors II.
Realized performance income in our Real Assets business line for the three months ended March 31, 2024, consisted primarily of realized proceeds from dividends received and sales of various investments held by Real Estate Partners Americas II.
Realized performance income in our Credit & Liquid Strategies business line for the three months ended March 31, 2025 and March 31, 2024 consisted primarily of incentive fees earned from (i) Marshall Wace and (ii) funds managed by a UK investment fund manager under our investment management agreements to provide KKR’s investment strategies to such funds.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Total Realized Investment Income	$217,957	$134,753	$83,204
The increase in realized investment income is primarily due to a higher level of net realized gains, partially offset by a lower level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the three months ended March 31, 2025, realized investment income was primarily comprised of (i) realized gains from the sale of our investments in BridgeBio Inc., and Citation Topco Limited, (ii) realized gains from the settlement of foreign exchange forward contracts, and (iii) interest income primarily from our investments in CLOs. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss related to a structured multi-asset investment vehicle and (ii) realized losses from the sale of various revolving credit facilities.
For the three months ended March 31, 2024, realized investment income was primarily comprised of (i) interest income primarily from our investments in CLOs and (ii) realized gains primarily from the sale of our investments in AppLovin Corporation and Australian Venture Co. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our infrastructure investment, Indus Towers Ltd. (NSE: INDUSTOWER) and (ii) realized losses from the sales of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended March 31, 2025, total fees attributable to KKR Capstone were $20.8 million and total expenses attributable to KKR Capstone were $22.3 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Footnote 21 "Segment Reporting" in our financial statements.

As of the date of this filing, we have transactions that are pending or that have closed after March 31, 2025 that are expected to result in realized performance income and realized investment income of at least $800 million of which $250 million or more is expected to be realized in the second quarter of 2025. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the second quarter of 2025 or future periods will be.
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended March 31, 2025 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Operating and Capital Metrics
The following tables present our key Asset Management segment operating and capital metrics:

	As of
	March 31, 2025	December 31, 2024	Change
	($ in millions)
Assets Under Management	$664,319	$637,572	$26,747
Fee Paying Assets Under Management	$526,045	$511,963	$14,082
Uncalled Commitments	$115,628	$109,555	$6,073

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in millions)
Capital Invested	$18,974	$14,104	$4,870
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2024 to March 31, 2025:

($ in millions)
December 31, 2024	$195,358
New Capital Raised	10,989
Distributions and Other	(2,156)
Redemptions	(6)
Change in Value	5,210
March 31, 2025	$209,395
AUM of our Private Equity business line was $209.4 billion at March 31, 2025, an increase of $14.0 billion, compared to $195.4 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised by North America Fund XIV and our private equity K-Series vehicles and, to a lesser extent, (ii) appreciation in investment value primarily from Asian Fund IV, North America Fund XIII, and our core private equity strategy. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from European Fund V, Asian Fund III, and our core private equity strategy.

For the three months ended March 31, 2025, the value of our traditional private equity investment portfolio increased 4%. This was comprised of a 5% increase in value of our privately held investments and a 4% decrease in share prices of publicly held investments. For the three months ended March 31, 2025, the value of our growth equity investment portfolio increased 5%, and the value of our core private equity investment portfolio increased 2%.
The most significant increases in the value of our privately held investments were increases in Seiyu Group (consumer products sector), USI, Inc., and Janney Montgomery Scott, LLC (financial services sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Magneti Marelli CK Holdings (industrials sector), and Koki Holdings Co. Ltd. (industrial industry). The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance and (ii) an increase in the value of market comparables for investments that had an increase in value during the current period. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook by the company that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
The most significant decreases in share prices of our publicly held investments were decreases in OneStream, Inc. (NASDAQ: OS), J.B. Chemicals and Pharmaceuticals Ltd. (NSE: JBCP), and HD Hyundai Marine Solution co. Ltd. (KRX: 44060). These decreases were partially offset by increases in share prices of other publicly held investments, the most significant of which were Kokusai Electric Corporation (TYO: 6525) and BrightSpring Health Services Inc. (NASDAQ: BTSG). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2024 to March 31, 2025:

($ in millions)
December 31, 2024	$165,969
New Capital Raised	5,222
Distributions and Other	(2,585)
Redemptions	(61)
Change in Value	2,736
March 31, 2025	$171,281
AUM of our Real Assets business line was $171.3 billion at March 31, 2025, an increase of $5.3 billion, compared to $166.0 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV and Diversified Core Infrastructure Fund, and (iii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors IV and Diversified Core Infrastructure Fund.
For the three months ended March 31, 2025, the value of our infrastructure investment portfolio increased 4% and the value of our opportunistic real estate equity investment portfolio increased 2%.
The most significant increases in value across our Real Assets portfolio were increases in the values of Atlantic Aviation FBO Inc., ContourGlobal plc (infrastructure: energy and energy transition) and Colonial Enterprises, Inc. (infrastructure: midstream sector). These increases in value across our real assets portfolio were partially offset by decreases in value across our real assets portfolio, the most significant of which was CyrusOne Inc. (infrastructure: telecommunications infrastructure). The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable business outlook by the company that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2024 to March 31, 2025:

($ in millions)
December 31, 2024	$276,245
New Capital Raised	14,329
Distributions and Other	(6,458)
Redemptions	(1,691)
Change in Value	1,218
March 31, 2025	$283,643
AUM of our Credit and Liquid Strategies business line was $283.6 billion at March 31, 2025, an increase of $7.4 billion, compared to $276.2 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit and leveraged credit investment funds and, to a lesser extent, (ii) investment value appreciation across our leveraged credit and private credit investment funds and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2024 to March 31, 2025:

($ in millions)
December 31, 2024	$119,598
New Capital Raised	4,587
Distributions and Other	(814)
Redemptions	(6)
Change in Value	685
March 31, 2025	$124,050
FPAUM of our Private Equity business line was $124.1 billion at March 31, 2025, an increase of $4.5 billion, compared to $119.6 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised by private equity K-Series vehicles, our core private equity strategy and, assets we manage and earn fees from in our Strategic Holdings segment. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III and European Fund V.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $31.1 billion at March 31, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2024 to March 31, 2025:

($ in millions)
December 31, 2024	$139,681
New Capital Raised	5,346
Distributions and Other	(1,970)
Redemptions	(61)
Change in Value	1,037
March 31, 2025	$144,033
FPAUM of our Real Assets business line was $144.0 billion at March 31, 2025, an increase of $4.3 billion, compared to $139.7 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Diversified Core Infrastructure Fund.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $12.7 billion at March 31, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2024 to March 31, 2025:

($ in millions)
December 31, 2024	$252,684
New Capital Raised	12,384
Distributions and Other	(6,372)
Redemptions	(1,691)
Change in Value	957
March 31, 2025	$257,962
FPAUM of our Credit and Liquid Strategies business line was $258.0 billion at March 31, 2025, an increase of $5.3 billion, compared to $252.7 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit and leveraged credit investment funds and, to a lesser extent, (ii) investment value appreciation across our leveraged credit and private credit investment funds and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to, and redemptions from, fund investors at certain leveraged credit and private credit funds.

Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $20.6 billion at March 31, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of March 31, 2025, our Private Equity business line had $60.2 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $54.9 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Real Assets
As of March 31, 2025, our Real Assets business line had $31.4 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $33.3 billion as of December 31, 2024. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Credit and Liquid Strategies
As of March 31, 2025, our Credit and Liquid Strategies business line had $24.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $21.4 billion as of December 31, 2024. The increase was primarily attributed to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended March 31, 2025, our Private Equity business line had $4.3 billion of capital invested as compared to $1.2 billion for the three months ended March 31, 2024. The increase was driven primarily by a $1.6 billion increase in capital invested in our traditional private equity strategy and a $1.3 billion increase in capital invested in our core private equity strategy. During the three months ended March 31, 2025, 69% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in North America, 17% was in the Asia-Pacific region, and 14% was in Europe. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended March 31, 2025, our Real Assets business line had $5.6 billion of capital invested as compared to $5.5 billion for the three months ended March 31, 2024. The increase was driven primarily by a $0.9 billion increase in capital invested in our energy strategy and a $0.4 billion increase in our infrastructure strategy, which was largely offset by a $1.2 billion decrease in capital invested in our real estate strategy. During the three months ended March 31, 2025, 39% of capital deployed in real assets was in transactions in Europe, 37% was in North America, and 24% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Credit and Liquid Strategies
For the three months ended March 31, 2025, our Credit and Liquid Strategies business line had $9.1 billion of capital invested as compared to $7.5 billion for the three months ended March 31, 2024. The increase was driven primarily by a higher level of capital deployed across our various private credit strategies, most notably asset-based finance and direct lending. During the three months ended March 31, 2025, 88% of capital deployed was in transactions in North America, 8% was in Europe, and 4% was in the Asia-Pacific region.
Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Net Investment Income	$1,729,343	$1,486,419	$242,924
Net Cost of Insurance	(1,241,222)	(1,003,327)	(237,895)
General, Administrative and Other	(229,349)	(210,252)	(19,097)
Insurance Operating Earnings	$258,772	$272,840	$(14,068)
Net Investment Income
Net investment income increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to (i) increased average assets under management from the impact of new business volume growth, and (ii) higher average portfolio yields.
Net Cost of Insurance
Net cost of insurance increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to (i) an increase in cash compensation expenses, and (ii) higher interest expense.
Insurance Operating Earnings
Insurance operating earnings decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in net cost of insurance due to an increase in new business volumes and higher crediting rates, offset in part by an increase in net investment income due to an increase in average assets under management and higher portfolio yields.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Dividends, Net	$31,486	$20,720	$10,766
Strategic Holdings Operating Earnings	31,486	20,720	10,766
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$31,486	$20,720	$10,766
Dividends, Net
For the three months ended March 31, 2025, dividends, net were comprised of dividend income from Atlantic Aviation FBO Inc. and ERM Worldwide Group Limited (services sector). For the three months ended March 31, 2024, dividends, net were comprised of dividend income from Exact Holding B.V. and FiberCop S.p.A. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended March 31, 2025, the management fee was $7.9 million and for the three months ended March 31, 2024, the management fee was $7.5 million.
Net Realized Investment Income
For the three months ended March 31, 2025 and 2024 there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended March 31, 2025 was higher compared to the prior period primarily due to the higher level of dividends from companies owned by the firm through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	($ in thousands)
Fee Related Earnings	$822,603	$668,741	$153,862
Insurance Operating Earnings	258,772	272,840	(14,068)
Strategic Holdings Operating Earnings	31,486	20,720	10,766
Total Operating Earnings	1,112,861	962,301	150,560

Net Realized Performance Income	87,989	77,998	9,991
Net Realized Investment Income	185,263	114,542	70,721
Total Investing Earnings	273,252	192,540	80,712

Total Segment Earnings	1,386,113	1,154,841	231,272
Interest Expense, Net and Other	(91,470)	(74,730)	(16,740)
Income Taxes on Adjusted Earnings	(260,655)	(216,366)	(44,289)
Adjusted Net Income	$1,033,988	$863,745	$170,243

Total Operating Earnings
The increase in total operating earnings for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of fee related earnings and strategic holdings operating earnings, partially offset by a lower level of insurance operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of net realized investment income and net realized performance income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of total operating earnings and total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended March 31, 2025 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended March 31, 2025 and 2024, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $30.8 million and $26.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3%, for both the three months ended March 31, 2025 and 2024.

Segment Balance Sheet Measures
Asset Management Investment Portfolio

We report our investments in our core private equity strategy in our Strategic Holdings segment and therefore the investments that we hold on our balance sheet as reported in the Asset Management segment exclude such investments. To the extent our investments are realized at values above or below their cost in future periods, adjusted net income would be positively or negatively affected by the amount of any such gain or loss, respectively, during the period in which the realization event occurs.
Our investments in the Asset Management segment by asset class as of March 31, 2025 are as follows:

	As of March 31, 2025
	($ in thousands)
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,394,465	$3,170,420	33.7%
Growth Equity	288,970	1,038,039	11.0%
Private Equity Total	1,683,435	4,208,459	44.7%

Real Estate	1,500,466	1,344,977	14.3%
Energy	643,024	703,850	7.5%
Infrastructure	319,208	603,077	6.4%
Real Assets Total	2,462,698	2,651,904	28.2%

Leveraged Credit	1,143,111	1,099,164	11.7%
Alternative Credit	589,511	750,152	8.0%
Credit Total	1,732,622	1,849,316	19.7%

Other	718,134	693,310	7.4%

Total Asset Management Segment Investments	$6,596,889	$9,402,989	100.0%

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

Global Atlantic's Investment Portfolio
As of March 31, 2025, 95%, and 89% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2024, 95%, and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by a NRSRO was not available are considered investment grade if they have a NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of March 31, 2025, were Corporate securities, residential mortgage-backed securities ("RMBS"), and CMBS, comprising 26%, 7%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 98%, and 93% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 94%, 82%, and 58% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of March 31, 2025. The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of December 31, 2024, were Corporate, RMBS, and CMBS securities, comprising 25%, 6%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 96%, and 90% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 94%, 74%, and 59% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2024. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 27% and 25% as of March 31, 2025 and December 31, 2024, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both March 31, 2025 and December 31, 2024.
Trading fixed maturity securities primarily back funds withheld payable at interest where the investment performance is ceded to reinsurers under the terms of the respective reinsurance agreements.
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
Substantially all of the AFS fixed maturity securities portfolio, 95% as of both March 31, 2025 and December 31, 2024 was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 5% as of both March 31, 2025, and December 31, 2024. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate Fixed Maturity Securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of March 31, 2025 and December 31, 2024, 58% and 55% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of both March 31, 2025 and December 31, 2024, approximately 5% of the portfolio is denominated in foreign currency.
As of both March 31, 2025 and December 31, 2024, 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, and 94% is rated NRSROs investment grade.
Residential Mortgage-Backed Securities
As of March 31, 2025 and December 31, 2024, 15% and 13% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of March 31, 2025 and December 31, 2024, 89% and 84% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of March 31, 2025, Alt-A, Agency, Option ARM, Sub-prime, and Prime represent 37%, 37%, 11%, 5%, and 4% of the total RMBS portfolio ($11.9 billion), respectively. As of December 31, 2024, Alt-A, Agency, Option ARM, Sub-prime, and Re-Performing represent 44%, 20%, 15%, 8%, and 6% of the total RMBS portfolio ($10.3 billion), respectively.
Unrealized Gains and Losses for AFS Fixed Maturity Securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of March 31, 2025 and December 31, 2024, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $361.9 million and $584.3 million based on NRSRO ratings, and $158.3 million and $245.6 million based on NAIC ratings, respectively. As of March 31, 2025, unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of March 31, 2025 and December 31, 2024, 30% and 31% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both March 31, 2025 and December 31, 2024. Office and retail properties represent approximately 19% and 20% of the portfolio as of March 31, 2025 and December 31, 2024, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of both March 31, 2025 and December 31, 2024, 91% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation. The payment status of over 99% of the commercial mortgage loan portfolio is current as of March 31, 2025 and December 31, 2024.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of both March 31, 2025 and December 31, 2024, approximately 90% of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of March 31, 2025 and December 31, 2024, 2% and 1% have loan-to-value ratio over 90%, respectively.
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
As of March 31, 2025, the payment status of 96% of the residential mortgage loan portfolio is current, and approximately $318.5 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2024, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $275.1 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 63% as of both March 31, 2025 and December 31, 2024.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of March 31, 2025, 98% of the consumer loan portfolio is in current status and approximately $27.0 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $31.0 billion as of March 31, 2025, which included cash and short-term investments of $7.1 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. In the first quarter of 2025, the Asset Management segment transferred $1.0 billion of investments to the Insurance segment for which no gain or loss was recognized.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$(185,924)	$682,214
Net Income (Loss) Attributable to Noncontrolling Interests	870,422	411,636
Income Tax Expense (Benefit)	86,569	269,201
Income (Loss) Before Tax (GAAP)	$771,067	$1,363,051
Impact of Consolidation and Other	(1,017,351)	(191,519)
Income Taxes on Adjusted Earnings	(260,655)	(216,366)
Asset Management Adjustments:
Unrealized (Gains) Losses	379,337	(399,078)
Unrealized Carried Interest	(807,713)	(946,816)
Unrealized Carried Interest Compensation	646,170	757,452
Transaction-related and Non-operating Items	10,551	61,675
Equity-based Compensation	78,277	73,777
Equity-based Compensation - Performance based	84,599	80,568
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(321,408)	(73,257)
Insurance Adjustments:
(Gains) Losses from Investments	1,358,940	246,917
Non-Operating Changes in Policy Liabilities and Derivatives	86,631	73,863
Transaction-Related and Non-Operating Items	152	—
Equity-Based Compensation	20,692	29,066
Amortization of Acquired Intangibles	4,699	4,412
Adjusted Net Income	$1,033,988	$863,745
Interest Expense, Net	74,509	72,807
Preferred Stock Dividends	13,477	—
Net Income Attributable to Noncontrolling Interests	3,484	1,923
Income Taxes on Adjusted Earnings	260,655	216,366
Total Segment Earnings	$1,386,113	$1,154,841
Net Realized Performance Income	(87,989)	(77,998)
Net Realized Investment Income	(185,263)	(114,542)
Total Operating Earnings	$1,112,861	$962,301
Total Investing Earnings	273,252	192,540
Depreciation and Amortization	13,233	12,503
Adjusted EBITDA	$1,399,346	$1,167,344

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
March 31, 2025
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$24,926,583
Impact of Consolidation and Other	490,831
Exchangeable Securities	322,047
Accumulated Other Comprehensive Income (Loss) (AOCI) and Other (Insurance)	5,230,780
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	(9,323)
KKR Book Value(1)	$30,960,918

Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
March 31, 2025
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$11,503,912
Impact of Consolidation and Other	(4,595,024)
Short-term Investments	225,677
Cash and Short-term Investments	$7,134,565

Investments - Asset Management and Strategic Holdings

As of
March 31, 2025
($ in thousands)
Investments - Asset Management and Strategic Holdings (GAAP)	$110,703,961
Impact of Consolidation and Other	(101,075,295)
Short-term Investments	(225,677)
Investments - Asset Management Segment	$9,402,989
(1)Book Value is a non-GAAP performance measure, which provides additional insight into the net assets of KKR presented on a basis that (i) excludes the net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., (iii) includes the net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and (iv) includes the net impact of certain other assets and liabilities, including the net impact of KKR's tax assets and liabilities as calculated under GAAP. Book Value excludes the dilutive impact of the conversion of any of KKR & Co. Inc.’s Series D Mandatory Convertible Preferred Stock. If all outstanding shares of the Series D Mandatory Convertible Preferred Stock were converted into KKR & Co. Inc. common stock as of March 31, 2025, our Book Value would have increased by $2.5 billion. and our common stock outstanding would have increased by 21.4 million shares.

Liquidity
We manage our liquidity and capital requirements by (a) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (b) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding capital commitments in our capital markets business; (vi) distributing cash flow to our stockholders and any holders of our preferred stock, if any; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See "—Liquidity," "—Liquidity Needs," and "—Dividends and Stock Repurchases."
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
As of March 31, 2025, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.

As of March 31, 2025, netting holes in excess of $50 million existed at North America Fund XI and Asian Fund III in the amounts of $431 million and $284 million, respectively. The remaining unrealized gains in each of these funds as of March 31, 2025 is in excess of these netting holes. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of March 31, 2025, approximately $548 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their March 31, 2025 fair values. As of March 31, 2025, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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

As of March 31, 2025, KKR had unfunded commitments consisting of $10.8 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $3.0 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of March 31, 2025, these capital markets commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of March 31, 2025 have been reduced to reflect the amount expected to be funded by such third parties. As of March 31, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $4.5 billion. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of March 31, 2025, an undiscounted payable of $354.0 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of March 31, 2025, $129.4 million of cumulative cash payments have been made under the tax receivable agreement since inception.

Dividends and Stock Repurchases
A dividend of $0.185 per share of our common stock has been declared and will be paid on May 27, 2025 to holders of record of our common stock as of the close of business on May 12, 2025.
A dividend of $0.7292 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on June 1, 2025 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on May 15, 2025.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common or preferred stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 4, 2025 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.74 per share (or a quarterly dividend of $0.185 per share) beginning with the dividend announced with the results of the quarter ended March 31, 2025. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock or our preferred stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements.
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 94.0 million shares of common stock for $2.7 billion, which equates to an average price of $29.18 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds."
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

Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at March 31, 2025 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio (including core private equity investments) is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of March 31, 2025, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 54%, and 7%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of March 31, 2025, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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
Level III investments held by Global Atlantic are valued using either pricing services, broker-dealers, third-party asset managers, or internal models. Global Atlantic's valuation committee performs a quantitative and qualitative analysis over all pricing sources used to verify that it represents a reasonable estimate of fair value. As of March 31, 2025, less than 5% of the total value of Global Atlantic's Level III investments were not valued with the engagement of an independent valuation firm. Once Level III valuations are approved by the Global Atlantic Valuation Committee, these valuations are presented to the Global Valuation Committee, and then a presentation of such valuations is provided to the Audit Committee of the Board of Directors of KKR & Co. Inc. and then to the Board of Directors.
As of March 31, 2025, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of March 31, 2025, there were no investments (including in our Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets. See "Risk Factors" in our Annual Report and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.

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
As of March 31, 2025, the net market risk liability balance totaled $1.2 billion. As of March 31, 2025, the liability balances for market risk benefits were $965.3 million for fixed-indexed annuities and $229.0 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2025
	Fixed-Indexed Annuity	Other
($ in thousands)
Balance	$965,274	$229,002
Hypothetical Change:
+50 bps Interest Rates	(132,983)	(41,391)
-50 bps Interest Rates	147,673	45,672
+50 bps Instrument-specific Credit Risk	(135,825)	(21,952)
-50 bps Instrument-specific Credit Risk	150,708	23,986
+10% Equity Market Prices	(61,017)	(38,935)
-10% Equity Market Prices	40,645	42,940
95% of Expected Mortality	54,314	5,068
105% of Expected Mortality	(51,057)	(4,459)
90% of Expected Surrenders	24,460	2,026
110% of Expected Surrenders	(23,233)	(1,976)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $292.2 million as of March 31, 2025. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of March 31, 2025, variable annuities accounted for using the fair value option totaled $292.2 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of March 31, 2025
Variable Annuities
($ in thousands)
Balance	$292,230
Hypothetical Change:
+50 bps Interest Rates	(18,764)
-50 bps Interest Rates	20,311
+50 bps Instrument-specific Credit Risk	(11,833)
-50 bps Instrument-specific Credit Risk	12,257
+10% Equity Market Prices	(15,096)
-10% Equity Market Prices	17,639
95% of Expected Mortality	(5,029)
105% of Expected Mortality	4,809
90% of Expected Surrenders	433
110% of Expected Surrenders	(445)
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
As of March 31, 2025, the liability for future policy benefits totaled $11.3 billion, net of reinsurance, split between $9.8 billion associated with payout annuity products, and $1.5 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2025
	Payout Annuities	Other
($ in thousands)
Balance	$9,751,732	$1,525,354
Hypothetical Change:
+50 bps Interest Rates	(191,747)	(356,701)
-50 bps Interest Rates	206,319	384,879
+50 bps Credit Spreads	(168,557)	(235,287)
-50 bps Credit Spreads	174,886	245,293
95% of Expected Mortality(1)	77,475	32,105
105% of Expected Mortality(1)	(73,539)	(30,492)
90% of Expected Surrenders/Lapses	—	(8,757)
110% of Expected Surrenders/Lapses	—	7,964
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

The additional reserves related to interest-sensitive life products with secondary guarantees are calculated using methods similar to those described above under “—Critical Accounting Policies and Estimates – Insurance—Policy Liabilities—Market Risk Benefits.” The costs related to these secondary guarantees are recognized over the life of the contracts through the accrual and subsequent release of a reserve which is revalued each period. The reserve is calculated based on assessments, over a range of economic scenarios to incorporate the variability in the obligation that may occur under different environments. The change in the reserve is included in policy benefits and claims in the consolidated statements of operations.
As of March 31, 2025, the additional liability balance of primarily interest-sensitive life totaled $6.0 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of March 31, 2025
Interest-Sensitive Life
($ in thousands)
Balance	$5,964,306
Hypothetical Change:
+50 bps Interest Rates	1,638
-50 bps Interest Rates	(1,640)
+10% Equity Market Prices	(488)
-10% Equity Market Prices	264
1% Lower Annual Equity Growth	3,638
95% of Expected Mortality	(43,164)
105% of Expected Mortality	42,560
90% of Expected Surrenders	21,520
110% of Expected Surrenders	(21,120)
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
As of March 31, 2025, the embedded derivative liability balance totaled $5.5 billion for fixed-indexed annuities, and $414.4 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2025
	Fixed-Indexed Annuities	Interest Sensitive Life
($ in thousands)
Balance	$5,520,585	$414,359
Hypothetical Change:
+50 bps Interest Rates	(101,482)	(4,795)
-50 bps Interest Rates	106,192	5,004
+50 bps Credit Spreads	(119,755)	(4,795)
-50 bps Credit Spreads	124,351	5,004
+10% Equity Market Prices	772,079	41,660
-10% Equity Market Prices	(639,330)	(74,278)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of March 31, 2025, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.5 billion net asset ($101.8 million in funds withheld receivables at interest, and $(2.4) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2025
	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
($ in thousands)
Balance	$101,821	$(2,373,981)
Hypothetical Change:
+50 bps Interest Rates	(12,468)	(1,269,383)
-50 bps Interest Rates	17,265	1,350,978
+50 bps Investment Credit Spreads	(34,031)	(1,301,054)
-50 bps Investment Credit Spreads	34,031	1,382,650
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There was no material change to our market risks during the three months ended March 31, 2025. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, for a discussion of current risks, uncertainties, and other market and economic conditions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the First Quarter of 2025
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of April 25, 2025, there is approximately $462 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the first quarter of 2025, no shares of common stock were repurchased, and 4,232 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2025 to January 31, 2025)	—	$—	—	$68,802
Month #2 (February 1, 2025 to February 28, 2025)	—	$—	—	$68,234
Month #3 (March 1, 2025 to March 31, 2025)	—	$—	—	$68,138
Total through March 31, 2025	—		—	$68,138

(1)As previously announced in April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less (the “Share Repurchase Program Increase Threshold”), the total available amount under the share repurchase program would automatically add an additional $500 million to the then remaining available amount of $50 million or less. The Share Repurchase Program Increase Threshold was reached after March 31, 2025, and the share repurchase program total available amount increased by $500 million. As of April 25, 2025, there is approximately $462 million remaining under KKR's share repurchase program. Any additional increases to this remaining available amount would require a separate approval by the Board of Directors of KKR & Co. Inc.

Unregistered Sales of Equity in the First Quarter of 2025
On February 27, 2025, we issued 8,058 shares of KKR & Co. Inc. common stock to one of our fund investors in connection with arrangements related to the fees paid by such fund investor with respect to its investments. The shares were issued pursuant to Section 4(a)(2) of the Securities Act, exempting issuances by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
The KKR & Co. Inc. 2025 Annual Meeting of Stockholders (the “Annual Meeting”) will be held on Monday, June 23, 2025 at 9:00 a.m., Eastern Time. The Annual Meeting will be held in a virtual meeting format only. Only stockholders of record at the close of business on May 20, 2025 may attend the meeting. To receive further information about how to attend the meeting, please register by sending an e-mail to Investor-Relations@kkr.com with the following information between May 20, 2025 and June 18, 2025. Please write “KKR 2025 Annual Meeting Registration” in the subject line of the e-mail, include your full name, address, and the number of shares of common stock owned by you as of the record date, and be prepared to confirm your ownership of such shares as of the record date. Please note that no discussion of KKR's business will be presented at the Annual Meeting, and no matter will be presented to its stockholders for a vote. Therefore, no action is expected to be taken at the Annual Meeting.

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
3.3
Certificate of Designations of 6.25% Series D Mandatory Convertible Preferred Stock of KKR & Co. Inc. (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 7, 2025).

4.1	Form of 6.25% Series D Preferred Stock Certificate (included within Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 7, 2025).
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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and March 31, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 9, 2025