Form 10-Q
period 2025-06-30
KKR & Co. Inc.
filed 2025-08-08
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from           to           .
Commission File Number 001-34820
KKR & CO. INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-1203639
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
  30 Hudson Yards
New York, New York 10001
Telephone: (212) 750-8300
(Address, zip code, and telephone number, including
area code, of registrant's principal executive office.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	KKR	New York Stock Exchange
6.25% Series D Mandatory Convertible Preferred Stock	KKR PR D	New York Stock Exchange
4.625% Subordinated Notes due 2061 of KKR Group Finance Co. IX LLC	KKRS	New York Stock Exchange
6.875% Subordinated Notes due 2065	KKRT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, there were 890,948,725 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2025

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

KKR Group Partnership L.P. ("KKR Group Partnership") is the intermediate holding company that owns the entirety of KKR’s business. Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in KKR’s business, reflect the aggregate equity interests in KKR Group Partnership, and are net of amounts that have been allocated to carry pool participants and any other holders of minority interests in KKR Group Partnership. References to “KKR Group Partnership” for periods prior to January 1, 2020 refer to KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, which were combined on that date to form KKR Group Partnership. References to a “KKR Group Partnership Unit” refer to (i) one Class A partner interest in each of KKR Fund Holdings L.P., KKR Management Holdings L.P. and KKR International Holdings L.P., collectively, for periods prior to January 1, 2020, and (ii) one Class A partner interest in KKR Group Partnership for periods on and after January 1, 2020. “Exchangeable securities” refers to securities that have the right to acquire KKR Group Partnership Units and to exchange them for our shares of common stock. As of the date of this report, our only outstanding exchangeable securities are (i) restricted holdings units issued through KKR Holdings II L.P. ("KKR Holdings II"), which are issued under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan"), and (ii) restricted holdings units issued through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan. In the future, we may issue securities other than restricted holdings units that may constitute exchangeable securities.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$10,729,004	$8,535,048
Restricted Cash and Cash Equivalents	52,056	138,948
Investments	115,427,392	106,453,051
Due from Affiliates	1,953,350	1,856,045
Other Assets	6,090,207	5,534,286
	134,252,009	122,517,378
Insurance
Cash and Cash Equivalents	$7,095,216	$6,343,445
Restricted Cash and Cash Equivalents	179,897	350,512
Investments	177,923,392	170,144,744
Reinsurance Recoverable	45,657,605	45,270,625
Insurance Intangible Assets	5,454,971	5,198,943
Other Assets	6,461,101	6,292,704
Separate Account Assets	3,843,382	3,981,060
	246,615,564	237,582,033
Total Assets	$380,867,573	$360,099,411

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$47,361,299	$45,933,920
Due to Affiliates	452,981	524,516
Accrued Expenses and Other Liabilities	13,696,680	11,448,503
	61,510,960	57,906,939
Insurance
Policy Liabilities (market risk benefit liabilities: $1,224,026 and $1,002,236, as of June 30, 2025 and December 31, 2024, respectively.)	$191,676,236	$185,205,366
Debt Obligations	3,849,133	3,713,336
Funds Withheld Payable at Interest	44,143,847	43,961,910
Accrued Expenses and Other Liabilities	3,474,461	2,186,962
Reinsurance Liabilities	1,401,109	1,159,146
Separate Account Liabilities	3,843,382	3,981,060
	248,388,168	240,207,780
Total Liabilities	309,899,128	298,114,719

	June 30, 2025	December 31, 2024

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$1,993,598	$1,585,177

Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 and 0 shares, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	2,543,404	—
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 890,938,778 and 888,232,174 shares, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	8,909	8,882
Additional Paid-In Capital	18,640,161	18,406,718
Retained Earnings	12,248,728	12,282,513
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(5,221,973)	(7,046,545)
Total KKR & Co. Inc. Stockholders' Equity	28,219,229	23,651,568
Noncontrolling Interests (See Note 22)	40,755,618	36,747,947
Total Equity	68,974,847	60,399,515
Total Liabilities and Equity	$380,867,573	$360,099,411

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of June 30, 2025 and December 31, 2024, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") including those CFEs holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	June 30, 2025
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$1,713,763	$1,534,634	$—	$3,248,397
Restricted Cash and Cash Equivalents	—	11,578	—	11,578
Investments	28,684,559	67,871,590	—	96,556,149
Other Assets	764,110	289,567	—	1,053,677
	31,162,432	69,707,369	—	100,869,801
Insurance
Cash and Cash Equivalents	—	—	1,439,058	1,439,058
Investments	—	—	28,701,793	28,701,793
Other Assets	—	—	751,914	751,914
	—	—	30,892,765	30,892,765
Total Assets	$31,162,432	$69,707,369	$30,892,765	$131,762,566

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$28,066,398	$6,970,133	$—	$35,036,531
Accrued Expenses and Other Liabilities	1,578,136	1,274,249	—	2,852,385
	29,644,534	8,244,382	—	37,888,916
Insurance
Debt Obligations	—	—	104,400	104,400
Accrued Expenses and Other Liabilities	—	—	366,543	366,543
	—	—	470,943	470,943
Total Liabilities	$29,644,534	$8,244,382	$470,943	$38,359,859

	December 31, 2024
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,945,010	$1,319,779	$—	$4,264,789
Restricted Cash and Cash Equivalents	—	115,467	—	115,467
Investments	27,488,538	60,366,652	—	87,855,190
Other Assets	333,653	601,547	—	935,200
	30,767,201	62,403,445	—	93,170,646
Insurance
Cash and Cash Equivalents	—	—	853,240	853,240
Investments	—	—	27,649,919	27,649,919
Other Assets	—	—	763,982	763,982
	—	—	29,267,141	29,267,141
Total Assets	$30,767,201	$62,403,445	$29,267,141	$122,437,787

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$27,150,809	$7,555,057	$—	$34,705,866
Accrued Expenses and Other Liabilities	2,244,253	231,411	—	2,475,664
	29,395,062	7,786,468	—	37,181,530
Insurance
Debt Obligations	—	—	70,400	70,400
Accrued Expenses and Other Liabilities	—	—	495,814	495,814
	—	—	566,214	566,214
Total Liabilities	$29,395,062	$7,786,468	$566,214	$37,747,744

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Asset Management and Strategic Holdings
Fees and Other	$924,434	$822,324	$1,811,244	$1,515,850
Capital Allocation-Based Income (Loss)	910,732	738,125	2,069,837	2,001,067
	1,835,166	1,560,449	3,881,081	3,516,917
Insurance
Net Premiums	730,242	935,794	1,053,606	6,972,316
Policy Fees	334,974	333,900	673,447	662,847
Net Investment Income	1,863,346	1,580,498	3,646,626	3,100,400
Net Investment-Related Gains (Losses)	239,151	(302,620)	(1,197,186)	(544,106)
Other Income	85,964	63,889	141,452	120,274
	3,253,677	2,611,461	4,317,945	10,311,731
Total Revenues	5,088,843	4,171,910	8,199,026	13,828,648

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,077,597	895,165	2,410,700	2,211,613
Occupancy and Related Charges	34,640	23,306	69,105	46,846
General, Administrative and Other	323,997	304,489	624,329	582,470
	1,436,234	1,222,960	3,104,134	2,840,929
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(10,867) and $210,527, and $11,790 and $(89,970), for the three and six months ended June 30, 2025 and 2024, respectively; remeasurement (gain) loss on policy liabilities: $— and $42,252, for the three and six months ended June 30, 2025, respectively.)	2,791,705	2,199,160	4,499,999	9,460,229
Amortization of Policy Acquisition Costs	80,800	32,808	178,771	29,056
Interest Expense	70,830	65,750	140,401	120,317
Insurance Expenses	158,459	244,954	264,113	444,190
General, Administrative and Other	208,416	180,697	389,981	364,552
	3,310,210	2,723,369	5,473,265	10,418,344
Total Expenses	4,746,444	3,946,329	8,577,399	13,259,273

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	747,734	392,667	1,834,325	1,030,829
Dividend Income	336,143	471,349	610,033	716,406
Interest Income	809,883	903,861	1,595,740	1,793,963
Interest Expense	(707,391)	(783,253)	(1,361,890)	(1,537,317)
Total Investment Income (Loss)	1,186,369	984,624	2,678,208	2,003,881

Income (Loss) Before Taxes	1,528,768	1,210,205	2,299,835	2,573,256

Income Tax Expense (Benefit)	174,304	216,969	260,873	486,170

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Income (Loss)	1,354,464	993,236	2,038,962	2,087,086
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	68,175	29,666	76,669	62,344
Net Income (Loss) Attributable to Noncontrolling Interests	776,166	295,644	1,638,094	674,602
Net Income (Loss) Attributable to KKR & Co. Inc.	510,123	667,926	324,199	1,350,140

Series D Mandatory Convertible Preferred Stock Dividends	37,736	—	37,736	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$472,387	$667,926	$286,463	$1,350,140

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.53	$0.75	$0.31	$1.52
Diluted	$0.50	$0.72	$0.29	$1.45
Weighted Average Shares of Common Stock Outstanding
Basic	890,716,083	887,394,513	889,488,212	886,200,169
Diluted	954,209,566	932,046,386	955,811,238	928,593,777

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$1,354,464	$993,236	$2,038,962	$2,087,086

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	334,955	(427,602)	1,791,304	(627,823)

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(92,300)	147,304	(277,884)	272,484

Foreign Currency Translation Adjustments	162,282	(93,820)	302,987	(200,981)

Comprehensive Income (Loss)	1,759,401	619,118	3,855,369	1,530,766

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	68,175	29,666	76,669	62,344
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	775,120	292,286	1,643,047	669,764

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$916,106	$297,166	$2,135,653	$798,658

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	—	—	2,543,404	51,750,000
End of Period	2,543,404	51,750,000	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,882	888,250,332	8,882	888,232,174
Clawback of Transfer Restricted Shares	—	—	—	(1,882)
Exchange of KKR Restricted Holdings Units	3	296,406	3	296,406
Private Placement Share Issuance	—	—	—	8,058
Net Delivery of Common Stock (Equity Incentive Plans)	24	2,428,451	24	2,440,433
Repurchases of Common Stock	—	(36,411)	—	(36,411)
End of Period	8,909	890,938,778	8,909	890,938,778
Additional Paid-In Capital
Beginning of Period	18,612,895		18,406,718
Net Delivery of Common Stock (Equity Incentive Plans)	(106,103)		(106,797)
Repurchases of Common Stock	(3,362)		(3,362)
Equity-Based Compensation (Non-Cash Contribution)	76,997		158,984
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	56,998		179,876
Tax Effects of Changes in Ownership and Other	2,736		4,742
End of Period	18,640,161		18,640,161
Retained Earnings
Beginning of Period	11,941,148		12,282,513
Net Income (Loss) Attributable to KKR & Co. Inc.	510,123		324,199
Series D Mandatory Convertible Preferred Stock Dividends ($0.72920 per share for the three months and six months ended June 30, 2025)	(37,736)		(37,736)
Common Stock Dividends ($0.185 and $0.360 per share)	(164,807)		(320,248)
End of Period	12,248,728		12,248,728
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(5,636,342)		(7,046,545)
Other Comprehensive Income (Loss)	405,983		1,811,454
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	8,386		13,118
End of Period	(5,221,973)		(5,221,973)
Total KKR & Co. Inc. Stockholders' Equity	28,219,229		28,219,229
Noncontrolling Interests (See Note 22)	40,755,618		40,755,618
Total Equity	$68,974,847		$68,974,847

Redeemable Noncontrolling Interests (See Note 23)	$1,993,598		$1,993,598

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amounts	Shares	Amounts	Shares
Series I Preferred Stock
Beginning of Period	$—	1	$—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,850	885,010,967	8,850	885,005,588
Private Placement Share Issuance	—	—	—	5,379
Exchange of KKR Restricted Holdings Units	—	61,381	—	61,381
Net Delivery of Common Stock (Equity Incentive Plans)	24	2,376,475	24	2,376,475
Clawback of Transfer Restricted Shares	—	(9,725)	—	(9,725)
End of Period	8,874	887,439,098	8,874	887,439,098
Additional Paid-In Capital
Beginning of Period	18,032,599		17,549,157
Compensation Modification	—		226,011
Compensation Modification - Issuance of Holdings III Units	—		(53,623)
Net Delivery of Common Stock (Equity Incentive Plans)	(92,970)		(92,970)
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—		(40,789)
Equity-Based Compensation (Non-Cash Contribution)	76,755		156,259
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	116,952		261,097
End of Period	18,133,336		18,133,336
Retained Earnings
Beginning of Period	10,354,524		9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	667,926		1,350,140
Common Stock Dividends ($0.175 and $0.34 per share)	(155,296)		(301,322)
End of Period	10,867,154		10,867,154
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(6,974,780)		(4,517,649)
Other Comprehensive Income (Loss)	(370,760)		(551,482)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	9,279		30,364
End of Period	(7,336,261)		(7,336,261)
Total KKR & Co. Inc. Stockholders' Equity	21,673,103		21,673,103
Noncontrolling Interests (See Note 22)	35,565,377		35,565,377
Total Equity	$57,238,480		$57,238,480

Redeemable Noncontrolling Interests (See Note 23)	$1,291,487		$1,291,487

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Income (Loss)	$2,038,962	$2,087,086
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	357,200	368,318
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	(290,849)	(33,150)
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(1,543,476)	(997,679)
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(2,069,837)	(2,001,067)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	2,347,869	1,373,769
Net Accretion and Amortization	(84,654)	(40,942)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	2,395,584	1,929,802
Other Non-Cash Amounts	346,152	97,174
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	87,399	652,163
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	337,647	1,056,920
Change in Deferred Policy Acquisition Costs - Insurance	(483,726)	(351,746)
Change in Policy Liabilities and Accruals, Net - Insurance	85,741	(260,361)
Change in Consolidation	(145)	77,519
Change in Due from / to Affiliates	(138,947)	(270,892)
Change in Other Assets	(631,335)	(441,937)
Change in Accrued Expenses and Other Liabilities	1,630,187	1,658,023
Investments Purchased - Asset Management and Strategic Holdings	(17,929,110)	(21,360,831)
Proceeds from Investments - Asset Management and Strategic Holdings	16,533,820	21,343,106
Net Cash Provided (Used) by Operating Activities	2,988,482	4,885,275

Investing Activities
Purchases of Fixed Assets	(88,207)	(43,768)
Investments Purchased - Insurance	(44,677,353)	(39,519,739)
Proceeds from Investments - Insurance	39,712,618	27,874,362
Other Investing Activities, Net - Insurance	15,539	13,749
Net Cash Provided (Used) by Investing Activities	(5,037,403)	(11,675,396)

Financing Activities
Series D Mandatory Convertible Preferred Stock Dividends	(37,736)	—
Common Stock Dividends	(320,248)	(301,322)
Distributions to Redeemable Noncontrolling Interests	(18,800)	(10,405)
Contributions from Redeemable Noncontrolling Interests	364,629	624,121
Distributions to Noncontrolling Interests	(1,929,065)	(4,038,461)
Contributions from Noncontrolling Interests	1,896,925	3,392,401
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	—
2024 GA Acquisition - Cash consideration (See Note 1)	—	(2,622,230)
Net Delivery of Common Stock (Equity Incentive Plans)	(106,773)	(92,946)
Repurchases of Common Stock	(3,362)	—
Proceeds from Debt Obligations	9,618,398	13,870,893
Repayment of Debt Obligations	(9,565,013)	(11,969,531)
Financing Costs Paid	(20,237)	(13,871)
Additions to Contractholder Deposit Funds - Insurance	12,950,302	15,290,576
Withdrawals from Contractholder Deposit Funds - Insurance	(10,878,878)	(11,264,240)
Reinsurance Transactions, Net of Cash Provided - Insurance	—	48,109
Other Financing Activity, Net - Insurance	100,377	(807,024)
Net Cash Provided (Used) by Financing Activities	4,593,923	2,106,070

	Six Months Ended June 30,
	2025	2024

Effect of exchange rate changes on cash, cash equivalents and restricted cash	143,218	(54,298)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$2,688,220	$(4,738,349)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	15,367,953	20,808,120
Cash, Cash Equivalents and Restricted Cash, End of Period	$18,056,173	$16,069,771

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,535,048	$8,393,892
Restricted Cash and Cash Equivalents	138,948	116,599
Total Asset Management and Strategic Holdings	8,673,996	8,510,491
Insurance
Cash and Cash Equivalents	$6,343,445	$11,954,675
Restricted Cash and Cash Equivalents	350,512	342,954
Total Insurance	6,693,957	12,297,629

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$15,367,953	$20,808,120

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$10,729,004	$7,829,321
Restricted Cash and Cash Equivalents	52,056	168,888
Total Asset Management and Strategic Holdings	10,781,060	7,998,209
Insurance
Cash and Cash Equivalents	$7,095,216	$7,710,857
Restricted Cash and Cash Equivalents	179,897	360,705
Total Insurance	7,275,113	8,071,562

Cash, Cash Equivalents and Restricted Cash, End of Period	$18,056,173	$16,069,771

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,287,890	$1,482,365
Payments for Income Taxes	$525,704	$374,725
Payments for Operating Lease Liabilities	$31,847	$32,181

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$150	$3,879
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(14,077)	$—
Non-Cash Repayment of Debt Obligations	$(100,000)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(1,646,482)	$380,456
Investments Acquired through Reinsurance Agreements	$—	$11,393,248
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$—	$2,039,960

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$2,391,477	$982,263
Other Assets	$(2,147)	$15,285
Accrued Expenses and Other Liabilities	$(19)	$6,923
Noncontrolling Interests	$2,391,392	$1,067,974

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of June 30, 2025, KKR & Co. Inc. held indirectly approximately 98.9% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and outstanding preferred units with economic terms that mirror the KKR & Co. Inc. 6.25% Series D Mandatory Convertible Preferred Stock (the “Series D Mandatory Convertible Preferred Stock”).
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
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the Strategic Holdings segment (see Note 21 "Segment Reporting" of our financial statements), each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are only obligations of the insurance companies that issued or assumed them. If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the six months ended June 30, 2025, there were no significant updates to KKR’s significant accounting policies.

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
In December 2023, the FASB issued ASU 2023–09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for KKR’s annual period ending December 31, 2025. KKR is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024–03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024–03”). ASU 2024–03 requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement expense line item that contains those expenses. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025–03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025–03”). ASU 2025–03 requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business to consider factors to determine which entity is the accounting acquirer. When considering those factors, the reporting entity may determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition. The update will be effective for annual periods (and interim periods in annual reporting periods) beginning after December 15, 2026. KKR does not expect the adoption to have a material impact on its consolidated financial statements or disclosures.

3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three and six months ended June 30, 2025 and 2024, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management Fees	$592,816	$470,076	$1,124,515	$956,830
Fee Credits	(134,720)	(83,456)	(270,982)	(177,502)
Transaction Fees	345,209	316,457	733,538	535,075
Monitoring Fees	53,090	43,313	101,761	92,280
Incentive Fees	13,790	27,203	15,118	33,829
Expense Reimbursements	29,494	27,168	61,702	35,261
Consulting Fees	24,755	21,563	45,592	40,077
Fees and Other	924,434	822,324	1,811,244	1,515,850

Carried Interest	800,521	640,322	1,868,783	1,785,250
General Partner Capital Interest	110,211	97,803	201,054	215,817
Total Capital Allocation-Based Income (Loss)	910,732	738,125	2,069,837	2,001,067

Total Revenues	$1,835,166	$1,560,449	$3,881,081	$3,516,917

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$239,018	$1,265,784	$1,504,802	$37,556	$98,384	$135,940
Credit (1)	(3,084)	125,771	122,687	10,864	(77,138)	(66,274)
Investments of Consolidated CFEs (1)	(54,082)	46,252	(7,830)	(1,715)	(89,021)	(90,736)
Real Assets (1)	4,275	180,709	184,984	58,512	110,136	168,648
Equity Method - Other (1)	87,017	204,638	291,655	101,086	55,650	156,736
Other Investments (1)	14,871	79,084	93,955	(1,129)	(85,041)	(86,170)
Foreign Exchange Forward Contracts and Options (2)	(62,213)	(1,164,963)	(1,227,176)	22,699	67,212	89,911
Securities Sold Short (2)	(1,287)	(7,400)	(8,687)	(9,580)	12,784	3,204
Other Derivatives (2)	(6,338)	(1,969)	(8,307)	(7,584)	6,405	(1,179)
Debt Obligations and Other (3)	2,443	(200,792)	(198,349)	13,346	69,241	82,587
Net Gains (Losses) From Investment Activities	$220,620	$527,114	$747,734	$224,055	$168,612	$392,667

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$570,172	$2,201,673	$2,771,845	$24,880	$446,825	$471,705
Credit (1)	(86,382)	200,459	114,077	68,294	(158,589)	(90,295)
Investments of Consolidated CFEs (1)	(192,168)	(239,639)	(431,807)	3,290	7,952	11,242
Real Assets (1)	(40,936)	249,460	208,524	(50,886)	4,913	(45,973)
Equity Method - Other (1)	133,418	450,452	583,870	203,989	143,190	347,179
Other Investments (1)	(132,298)	334,402	202,104	(270,987)	260,437	(10,550)
Foreign Exchange Forward Contracts and Options (2)	21,613	(1,631,985)	(1,610,372)	57,838	215,415	273,253
Securities Sold Short (2)	(1,281)	(7,051)	(8,332)	(16,749)	10,691	(6,058)
Other Derivatives (2)	(6,322)	(2,692)	(9,014)	(7,497)	8,768	1,271
Debt Obligations and Other (3)	25,033	(11,603)	13,430	20,978	58,077	79,055
Net Gains (Losses) From Investment Activities	$290,849	$1,543,476	$1,834,325	$33,150	$997,679	$1,030,829

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
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed Maturity Securities	$1,521,280	$1,417,627	$2,947,464	$2,744,637
Mortgage and Other Loan Receivables	783,854	629,555	1,555,872	1,189,237
Real Assets	249,135	169,042	508,110	312,334
Short-Term and Other Investment Income	132,159	104,987	266,992	267,056
Income Assumed from Funds Withheld Receivable at Interest	12,774	18,483	32,254	40,716
Policy Loans	17,900	19,577	39,956	44,080
Income Ceded to Funds Withheld Payable at Interest	(635,648)	(586,365)	(1,255,845)	(1,106,364)
Total Investment Income (Losses)	2,081,454	1,772,906	4,094,803	3,491,696
Less Investment Expenses:
Investment Management and Administration	139,620	116,226	282,248	233,315
Real Asset Depreciation and Maintenance	59,505	49,768	123,237	99,919
Interest Expense on Derivative Collateral and Repurchase Agreements	18,983	26,414	42,692	58,062
Net Investment Income	$1,863,346	$1,580,498	$3,646,626	$3,100,400

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
Net investment-related gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(409,617)	$(74,466)	$(1,527,062)	$(102,623)
Credit Loss Allowances on Available-For-Sale Securities	(35,052)	(20,627)	(83,292)	8,740
Credit Loss Allowances on Mortgage and Other Loan Receivables	16,601	(44,554)	(20,199)	(171,456)
Credit Loss Allowances on Unfunded Commitments	1,959	31,839	2,329	27,261
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(39,098)	(485,257)	220,109	(584,836)
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	(40,360)	(21,704)	1,715	(24,227)
Unrealized Gains (Losses) on Real Assets	(6,070)	(42,023)	13,259	(159,718)
Realized Gains (Losses) on Real Assets	6,894	8,146	17,395	7,073
Net Gains (Losses) on Derivative Instruments	525,792	324,818	(133,788)	425,786
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	39,822	46,018	115,808	70,305
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(13,217)	(20,762)	(63,484)	(23,048)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	189,684	(4,889)	265,777	(20,117)
Other Realized Gains (Losses)	1,813	841	(5,753)	2,754
Net Investment-Related Gains (Losses)	$239,151	$(302,620)	$(1,197,186)	$(544,106)
Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$75,762	$189,570	$265,332	$28,919	$181,041	$209,960
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	19,104	1,517	20,621	13,649	383	14,032
Accretion of Initial Credit Loss Allowance on PCD Securities	—	158	158	—	152	152
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(419)	(10,024)	(10,443)	(180)	(2,968)	(3,148)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	9,037	5,394	14,431	22,222	(15,627)	6,595
Balances Charged Off	(20,443)	—	(20,443)	—	(12,377)	(12,377)
Balance, as of End of Period	$83,041	$186,615	$269,656	$64,610	$150,604	$215,214

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$99,616	$175,706	$275,322	$49,008	$219,704	$268,712
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	37,630	19,824	57,454	22,343	1,260	23,603
Accretion of Initial Credit Loss Allowance on PCD Securities	—	422	422	—	315	315
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(874)	(25,495)	(26,369)	(240)	(8,827)	(9,067)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	9,680	16,158	25,838	17,128	(49,471)	(32,343)
Balances Charged Off	(63,011)	—	(63,011)	(23,629)	(12,377)	(36,006)
Balance, as of End of Period	$83,041	$186,615	$269,656	$64,610	$150,604	$215,214
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$351,031	$108,586	$159,230	$618,847	$360,408	$101,424	$214,164	$675,996
Net Provision (Release)	(14,924)	(22,548)	20,871	(16,601)	30,184	(9,047)	23,417	44,554
Charge-Offs	(315)	(1,444)	(32,975)	(34,734)	(82,225)	(2,143)	(41,125)	(125,493)
Recoveries of Amounts Previously Charged-Off	—	—	6,977	6,977	—	—	6,199	6,199
Balance, as of End of Period	$335,792	$84,594	$154,103	$574,489	$308,367	$90,234	$202,655	$601,256

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$326,057	$107,245	$181,106	$614,408	$319,631	$107,204	$175,608	$602,443
Net Provision (Release)	10,050	(20,668)	30,817	20,199	87,340	(14,188)	98,304	171,456
Charge-Offs	(315)	(1,983)	(70,158)	(72,456)	(98,604)	(2,782)	(82,564)	(183,950)
Recoveries of Amounts Previously Charged-Off	—	—	12,338	12,338	—	—	11,307	11,307
Balance, as of End of Period	$335,792	$84,594	$154,103	$574,489	$308,367	$90,234	$202,655	$601,256

Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$7,853,663	$6,960,180	$19,984,077	$8,959,469
Gross Gains	$21,092	$35,365	$39,082	$43,724
Gross Losses	$(391,517)	$(102,469)	$(1,518,261)	$(119,013)

7. INVESTMENTS
Investments consist of the following:

	June 30, 2025	December 31, 2024
Asset Management and Strategic Holdings
Private Equity	$40,241,766	$34,462,952
Credit	7,461,679	8,054,581
Investments of Consolidated CFEs	28,684,559	27,488,538
Real Assets	13,248,517	13,222,738
Equity Method - Other	9,439,912	8,333,527
Equity Method - Capital Allocation-Based Income	11,101,820	9,798,370
Other Investments	5,249,138	5,092,344
Investments – Asset Management and Strategic Holdings	$115,427,392	$106,453,051

Insurance
Fixed Maturity Securities, Available-For-Sale, at Fair Value(1)	$82,089,222	$76,259,956
Mortgage and Other Loan Receivables	52,891,499	52,751,077
Fixed Maturity Securities, Trading, at Fair Value(2)	22,115,903	21,419,241
Real Assets(3)(4)	14,538,374	14,078,498
Funds Withheld Receivable at Interest	2,452,134	2,537,858
Other Investments(4)(5)	2,210,385	1,475,156
Policy Loans	1,625,875	1,622,958
Investments – Insurance(6)	$177,923,392	$170,144,744

Total Investments	$293,350,784	$276,597,795
(1)Amortized cost of $89.3 billion and $85.6 billion, net of credit loss allowances of $269.7 million and $275.3 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Amortized cost of $24.3 billion and $23.8 billion as of June 30, 2025 and December 31, 2024, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $670.9 million and $623.1 million as of June 30, 2025 and December 31, 2024, respectively.
(4)Real assets of $1.1 billion and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively, and other investments of $681.3 million and $682.9 million as of June 30, 2025 and December 31, 2024, respectively, are accounted for using the equity method of accounting. Global Atlantic's maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $22.9 million and $23.0 million as of June 30, 2025 and December 31, 2024, respectively. In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of these investments was $1.1 billion and $476.3 million as of June 30, 2025 and December 31, 2024, respectively.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of June 30, 2025 and December 31, 2024, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic Holdings consolidated investment vehicles and other entities.

As of June 30, 2025 and December 31, 2024, there were no investments which represented greater than 5% of total investments.

Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of June 30, 2025			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$530,766	$—	$601	$(113,731)	$417,636
U.S. State, Municipal and Political Subdivisions	3,451,838	—	3,824	(836,539)	2,619,123
Corporate	54,285,603	(83,041)	369,247	(5,922,217)	48,649,592
Residential Mortgage-Backed Securities, or “RMBS”	12,411,988	(115,097)	98,430	(308,560)	12,086,761
Commercial Mortgage-Backed Securities, or “CMBS”	8,462,914	(58,483)	49,331	(220,579)	8,233,183
Collateralized Bond Obligations, or “CBOs”	294,085	—	40	(12,598)	281,527
CLOs	5,361,951	(4,653)	34,407	(23,055)	5,368,650
Asset-Backed Securities, or “ABSs”	4,451,653	(8,382)	41,332	(51,853)	4,432,750
Total AFS Fixed Maturity Securities	$89,250,798	$(269,656)	$597,212	$(7,489,132)	$82,089,222
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(5.5) million.

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

The maturity distribution for AFS fixed maturity securities is as follows:

As of June 30, 2025	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$1,255,875	$1,245,337
Due After One Year Through Five Years	11,930,966	11,811,481
Due After Five Years Through Ten Years	12,599,825	12,628,117
Due After Ten Years	32,398,500	26,001,416
Subtotal	58,185,166	51,686,351
RMBS	12,296,891	12,086,761
CMBS	8,404,431	8,233,183
CBOs	294,085	281,527
CLOs	5,357,298	5,368,650
ABSs	4,443,271	4,432,750
Total AFS Fixed Maturity Securities	$88,981,142	$82,089,222
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$214,081	$(44,434)	$128,322	$(69,297)	$342,403	$(113,731)
U.S. State, Municipal and Political Subdivisions	129,983	(10,392)	2,341,303	(826,147)	2,471,286	(836,539)
Corporate	9,708,456	(400,662)	15,447,328	(5,521,555)	25,155,784	(5,922,217)
RMBS	1,909,205	(33,779)	2,646,072	(274,781)	4,555,277	(308,560)
CMBS	1,293,154	(11,863)	2,367,056	(208,716)	3,660,210	(220,579)
CBOs	69,453	(1,768)	210,884	(10,830)	280,337	(12,598)
CLOs	727,958	(4,182)	256,639	(18,873)	984,597	(23,055)
ABSs	1,027,037	(10,058)	730,226	(41,795)	1,757,263	(51,853)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$15,079,327	$(517,138)	$24,127,830	$(6,971,994)	$39,207,157	$(7,489,132)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,150,669	$(110,280)	$203,661	$(74,646)	$2,354,330	$(184,926)
U.S. State, Municipal and Political Subdivisions	251,191	(4,816)	3,305,469	(1,005,121)	3,556,660	(1,009,937)
Corporate	12,959,540	(457,706)	18,491,535	(6,486,059)	31,451,075	(6,943,765)
RMBS	2,436,204	(62,488)	3,998,635	(561,552)	6,434,839	(624,040)
CMBS	1,006,250	(4,683)	3,737,990	(376,822)	4,744,240	(381,505)
CBOs	1,158	(81)	2,405,075	(79,563)	2,406,233	(79,644)
CLOs	274,025	(1,630)	293,008	(20,635)	567,033	(22,265)
ABSs	739,370	(5,581)	1,309,477	(81,883)	2,048,847	(87,464)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$19,818,407	$(647,265)	$33,744,850	$(8,686,281)	$53,563,257	$(9,333,546)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $350.9 million and $557.4 million as of June 30, 2025 and December 31, 2024, respectively. The single largest unrealized loss on AFS fixed maturity securities was $49.3 million and $54.4 million as of June 30, 2025 and December 31, 2024, respectively. Global Atlantic had 4,605 and 5,966 securities in an unrealized loss position as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 3,016 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.8 billion and $171.7 million, respectively, as of June 30, 2025. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	June 30, 2025	December 31, 2024
Commercial Mortgage Loans(1)	$25,778,064	$25,263,148
Residential Mortgage Loans(1)	21,795,726	21,581,616
Consumer Loans(1)	4,487,887	4,848,208
Other Loan Receivables(1)(2)	1,404,311	1,672,513
Total Mortgage and Other Loan Receivables	$53,465,988	$53,365,485
Allowance for Credit Losses(3)	(574,489)	(614,408)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$52,891,499	$52,751,077
(1)Includes $4.9 billion and $1.6 billion of loans carried at fair value using the fair value option as of June 30, 2025 and December 31, 2024, respectively. These loans had unpaid principal balances of $5.1 billion and $1.8 billion as of June 30, 2025 and December 31, 2024, respectively.
(2)As of June 30, 2025, other loan receivables consisted primarily of warehouse facility loans backed by agricultural mortgages, business loans, loans collateralized by aircraft, loans collateralized by residential mortgages, and renewable energy development loans of $432.5 million, $318.2 million, $267.9 million, $200.0 million, and $176.6 million, respectively. As of December 31, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages of $547.2 million, $503.0 million, $271.2 million, and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(55.5) million and $(72.2) million as of June 30, 2025 and December 31, 2024, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of June 30, 2025:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2025	$51	$2,888,305	$2,888,356
2026	452,683	7,941,432	8,394,115
2027	602,269	7,694,796	8,297,065
2028	121,060	2,039,173	2,160,233
2029	10,141	1,493,801	1,503,942
2030	209,986	580,545	790,531
Thereafter	20,399,536	3,140,012	23,539,548
Total	$21,795,726	$25,778,064	$47,573,790
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	June 30, 2025		December 31, 2024
South Atlantic	$13,543,670	28.5%	$13,215,065	28.2%
Pacific	11,360,017	23.9%	11,739,093	25.1%
Middle Atlantic	6,008,342	12.6%	5,841,960	12.5%
West South Central	5,407,147	11.4%	5,395,952	11.5%
Mountain	3,994,258	8.4%	4,001,411	8.5%
New England	1,781,234	3.7%	1,679,335	3.6%
East North Central	1,500,355	3.2%	1,505,688	3.2%
East South Central	1,007,277	2.1%	986,070	2.1%
West North Central	446,834	0.9%	455,503	1.0%
Foreign and Other Regions	2,524,656	5.3%	2,024,687	4.3%
Total by Geographic Region	$47,573,790	100.0%	$46,844,764	100.0%

Mortgage Loans – Carrying Value by Property Type	June 30, 2025		December 31, 2024
Residential	$21,795,726	45.8%	$21,581,616	46.1%
Multi-Family	13,156,907	27.7%	12,793,478	27.3%
Industrial	6,094,922	12.8%	6,357,311	13.6%
Office Building	4,464,034	9.4%	4,468,303	9.5%
Other Property Types	1,444,074	3.0%	804,743	1.7%
Retail	480,373	1.0%	504,812	1.1%
Warehouse	137,754	0.3%	334,501	0.7%
Total by Property Type	$47,573,790	100.0%	$46,844,764	100.0%
As of June 30, 2025 and December 31, 2024, Global Atlantic had $322.0 million and $406.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of June 30, 2025 and December 31, 2024:

	By Year of Origination
Performance Status as of June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Six Months Ended June 30, 2025	$—	$—	$—	$—	$—	$(315)	$(315)

Current	$680,655	$4,920,757	$3,633,830	$5,810,073	$6,418,569	$4,135,060	$25,598,944
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	97,563	81,557	179,120
Total Commercial Mortgage Loans	$680,655	$4,920,757	$3,633,830	$5,810,073	$6,516,132	$4,216,617	$25,778,064
Residential Mortgage Loans
Gross Charge-Offs for the Six Months Ended June 30, 2025	$—	$(663)	$(43)	$(537)	$(131)	$(609)	$(1,983)

Current	$2,271,329	$7,381,981	$3,455,303	$1,888,386	$3,830,191	$2,448,658	$21,275,848
30 to 59 Days Past Due	16,219	80,515	76,354	22,781	25,913	66,951	288,733
60 to 89 Days Past Due	1,358	29,891	26,219	3,665	9,920	17,253	88,306
90 Days or More Past Due or in Process of Foreclosure	—	42,689	25,210	18,772	37,675	18,493	142,839
Total Residential Mortgage Loans	$2,288,906	$7,535,076	$3,583,086	$1,933,604	$3,903,699	$2,551,355	$21,795,726
Consumer Loans
Gross Charge-Offs for the Six Months Ended June 30, 2025	$(13)	$(3,286)	$(7,049)	$(10,202)	$(28,323)	$(21,041)	$(69,914)

Current	$33,388	$533,683	$445,976	$661,732	$1,255,041	$1,457,697	$4,387,517
30 to 59 Days Past Due	590	2,381	3,535	4,837	17,551	17,592	46,486
60 to 89 Days Past Due	24	1,691	2,012	2,546	8,462	8,824	23,559
90 Days or More Past Due or in Process of Foreclosure	18	1,981	3,539	5,488	9,016	10,283	30,325
Total Consumer Loans	$34,020	$539,736	$455,062	$674,603	$1,290,070	$1,494,396	$4,487,887
Total Mortgage and Consumer Loan Receivables	$3,003,581	$12,995,569	$7,671,978	$8,418,280	$11,709,901	$8,262,368	$52,061,677

	By Year of Origination
Performance Status as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$—	$—	$(20,387)	$(80,798)	$(10,695)	$(51,598)	$(163,478)

Current	$4,626,771	$3,575,323	$6,012,774	$6,414,939	$559,931	$3,899,288	$25,089,026
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	42,335	42,335
90 Days or More Past Due or in Process of Foreclosure	—	—	—	96,787	—	35,000	131,787
Total Commercial Mortgage Loans	$4,626,771	$3,575,323	$6,012,774	$6,511,726	$559,931	$3,976,623	$25,263,148
Residential Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(15)	$(7)	$(1,308)	$(2,565)	$(524)	$(697)	$(5,116)

Current	$8,277,782	$3,958,884	$1,948,869	$4,010,265	$1,192,287	$1,470,411	$20,858,498
30 to 59 Days Past Due	67,924	89,078	64,113	39,326	6,140	90,891	357,472
60 to 89 Days Past Due	20,388	24,336	10,303	11,554	325	23,597	90,503
90 Days or More Past Due or in Process of Foreclosure	9,550	42,672	36,404	64,990	9,235	112,292	275,143
Total Residential Mortgage Loans	$8,375,644	$4,114,970	$2,059,689	$4,126,135	$1,207,987	$1,697,191	$21,581,616
Consumer Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(1,345)	$(6,896)	$(22,614)	$(73,814)	$(19,872)	$(29,251)	$(153,792)

Current	$592,705	$454,890	$691,198	$1,394,197	$566,071	$1,050,090	$4,749,151
30 to 59 Days Past Due	860	2,444	3,433	22,069	4,090	14,816	47,712
60 to 89 Days Past Due	517	1,194	2,178	10,399	2,299	7,874	24,461
90 Days or More Past Due or in Process of Foreclosure	278	2,317	3,351	9,656	2,650	8,632	26,884
Total Consumer Loans	$594,360	$460,845	$700,160	$1,436,321	$575,110	$1,081,412	$4,848,208
Total Mortgage and Consumer Loan Receivables	$13,596,775	$8,151,138	$8,772,623	$12,074,182	$2,343,028	$6,755,226	$51,692,972
Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of June 30, 2025 and December 31, 2024:

Loan-to-Value as of June 30, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$546,510	$134,145	$—	$680,655
2024	4,769,222	151,535	—	4,920,757
2023	3,633,830	—	—	3,633,830
2022	5,411,501	365,322	33,250	5,810,073
2021	5,006,872	1,358,047	151,213	6,516,132
2020	526,647	—	35,013	561,660
Prior	3,321,643	107,307	226,007	3,654,957
Total Commercial Mortgage Loans	$23,216,225	$2,116,356	$445,483	$25,778,064

Loan-to-Value as of December 31, 2024, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2024	$4,487,814	$138,957	$—	$4,626,771
2023	3,575,323	—	—	3,575,323
2022	5,646,922	365,852	—	6,012,774
2021	4,931,730	1,429,694	150,302	6,511,726
2020	433,377	91,524	35,030	559,931
2019	1,145,297	54,501	39,308	1,239,106
Prior	2,538,853	53,510	145,154	2,737,517
Total Commercial Mortgage Loans	$22,759,316	$2,134,038	$369,794	$25,263,148
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% as of both June 30, 2025 and December 31, 2024.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$37,891	$—	$68,859	$106,750	0.41%
Residential Mortgage Loans	439	—	—	2,045	2,484	0.01%
Consumer Loans	5,946	314	13,233	13,641	33,134	0.74%
Total	$6,385	$38,205	$13,233	$84,545	$142,368
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

Six Months Ended June 30, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$221,089	$221,089	0.95%
Residential Mortgage Loans	3,291	—	148	8,227	11,666	0.06%
Consumer Loans	1,607	667	20,329	24,207	46,810	1.03%
Total	$4,898	$667	$20,477	$253,523	$279,565
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 3.0% and 4.7% for the six months ended June 30, 2025 and 2024, respectively. The maturity extensions for commercial mortgage loans added a weighted-average of 2.0 years and 3.7 years to the life of the loans, for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, Global Atlantic has commitments to lend additional funds of $15.0 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended June 30, 2025:

Performance Status as of June 30, 2025 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$313,398	$—	$—	$—	$313,398
Residential Mortgage Loans	5,724	448	1,422	144	7,738
Consumer Loans	53,898	10,684	4,321	3,255	72,158
Total(1)	$373,020	$11,132	$5,743	$3,399	$393,294
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of June 30, 2025 and December 31, 2024, Global Atlantic participated in repurchase agreements with a notional value of $364.8 million and $261.4 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of June 30, 2025 and December 31, 2024 is presented in the following tables:

As of June 30, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$155	$167,027	$215,326	$382,508
Total Assets Pledged	$—	$155	$167,027	$215,326	$382,508

As of December 31, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$4,266	$71,170	$195,691	$271,127
Total Assets Pledged	$—	$4,266	$71,170	$195,691	$271,127
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks ("FHLB") system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $111.7 million and $117.8 million (accounted for at cost basis) of stock in FHLBs as of June 30, 2025 and December 31, 2024, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $7.4 billion and $4.6 billion as of June 30, 2025 and December 31, 2024, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $878.8 million and $834.4 million as of June 30, 2025 and December 31, 2024, respectively.
Insurance – Statutory Deposits
As of June 30, 2025 and December 31, 2024, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $143.4 million and $141.1 million, respectively.

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
In the context of specific reinsurance transactions in the institutional channel or acquisitions, Global Atlantic may also enter into hedges which are designed to limit short-term market risks to the economic value of the target assets. From time to time, Global Atlantic also enters into hedges designed to mitigate interest rate and credit risk in investment income, interest expense, and fair value of assets and liabilities. In addition, Global Atlantic enters into currency swaps and forwards to manage any foreign exchange rate risks that may arise from investments and policy liabilities denominated in foreign currencies.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $48.5 million and $135.7 million as of June 30, 2025 and December 31, 2024, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of June 30, 2025	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$22,152,036	$113,466	$1,367,767
Other Derivatives	415,000	7,024	184
Total Asset Management and Strategic Holdings	$22,567,036	$120,490	$1,367,951

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$14,548,927	$96,560	$373,676
Foreign Currency Contracts	4,119,334	4,581	216,214
Total Derivatives Designated as Hedge Accounting Instruments	$18,668,261	$101,141	$589,890
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$39,778,381	$2,237,198	$140,986
Interest Rate Contracts	18,843,181	283,927	381,649
Foreign Currency Contracts	3,299,511	81,759	332,667
Other Contracts	2,754	—	19,448
Total Derivatives Not Designated as Hedge Accounting Instruments	$61,923,827	$2,602,884	$874,750
Counterparty Netting(2)	—	(776,920)	(776,920)
Cash Collateral	—	(1,791,328)	(96,450)
Total Insurance(1)	$80,592,088	$135,777	$591,270

Fair Value Included Within Total Assets and Liabilities	$103,159,124	$256,267	$1,959,221
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $118.1 million and the fair value of these embedded derivatives related to liabilities was $4.3 billion as of June 30, 2025.
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
Fair Value Hedges
Global Atlantic has designated foreign exchange derivative contracts, including forwards and swaps, to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the foreign exchange derivative contracts, both of which are recognized within investment-related gains (losses). The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $3.2 billion and $2.1 billion as of June 30, 2025 and December 31, 2024, respectively.
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

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$2,384,380	$(129,298)	$2,279,261	$(233,202)
Policy Liabilities	3,619,126	(127,312)	4,453,766	(204,435)
(1)Includes $172.7 million and $193.3 million of hedging adjustments on discontinued hedging relationships as of June 30, 2025 and December 31, 2024, respectively.
Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through January 2030 and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of June 30, 2025 and December 31, 2024, there was a cumulative gain (loss) of $(232.5) million and $(249.7) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss). Amounts deferred in accumulated other comprehensive income (loss) are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with floating rate investments, including AFS fixed maturity securities and commercial mortgage loans. Regression analysis is used to assess the effectiveness of these hedges.
As of June 30, 2025 and December 31, 2024, there was a cumulative gain (loss) of $(21.2) million and $(60.8) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss), respectively. Amounts deferred in accumulated other comprehensive gain (loss) are reclassified to net investment income in the same period during which the hedged investments affect earnings.

Global Atlantic has designated foreign exchange swaps to hedge the foreign exchange risk associated with certain policy liabilities in cash flow hedges. The critical terms of the swaps match those of the hedged liabilities, such that the respective hedging relationship is expected to be perfectly effective (pursuant to ASC 815-20-25-84).
As of June 30, 2025, there was a cumulative gain (loss) of $(10.5) million on the currently designated foreign exchange swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net policy benefits and claims in the same period during which the hedged policy liabilities affect earnings due to changes in spot foreign exchange rates. The amount reclassified from accumulated other comprehensive loss for the swap designated in the hedge comprises changes in its fair value due to changes in spot exchange rates and an allocated portion of its initial spot-forward difference.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of June 30, 2025 and December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(34.6) million and $(25.3) million, respectively.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Three Months Ended June 30, 2025
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$7,732	$41,205	$—
Foreign Currency Contracts	(193,142)	501	—	—	(1,083)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(193,142)	$501	$7,732	$41,205	$(1,083)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(7,732)	$(41,205)	$—
Foreign Currency Contracts	188,640	—	—	—	—
Total Gains (Losses) on Hedged Items	$188,640	$—	$(7,732)	$(41,205)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$7,149	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$7,149	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$2,647	$501	$—	$—	$(1,083)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$10,199	$—	$(10,531)
Interest Rate Contracts	—	(1,001)	—	—	(11,957)
Total Gains (Losses) on Cash Flow Hedges	$—	$(1,001)	$10,199	$—	$(22,488)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$21	$—	$—	$(13,917)
Total Gains (Losses) on Net Investment Hedges	$—	$21	$—	$—	$(13,917)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$16,251	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	224,401	—	—	—	—
Equity Index Options	634,175	—	—	—	—
Equity Futures Contracts	(34,810)	—	—	—	—
Interest Rate Contracts	(68,803)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(248,069)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$523,145	$—	$—	$—	$—
Total	$525,792	$(479)	$10,199	$—	$(37,488)

	Three Months Ended June 30, 2024
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(20,068)	$(29,508)	$—
Foreign Currency Contracts	7,444	1,013	—	—	(1,728)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$7,444	$1,013	$(20,068)	$(29,508)	$(1,728)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$20,068	$29,508	$—
Foreign Currency Contracts	(9,574)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(9,574)	$—	$20,068	$29,508	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$6,333	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$6,333	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$4,203	$1,013	$—	$—	$(1,728)
Cash Flow Hedges
Interest Rate Contracts	$(887)	$(875)	$—	$—	$(18,466)
Total Gains (Losses) on Cash Flow Hedges	$(887)	$(875)	$—	$—	$(18,466)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$106	$—	$—	$—	$(9,253)
Total Gains (Losses) on Net Investment Hedges	$106	$—	$—	$—	$(9,253)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$274	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	357,732	—	—	—	—
Equity Index Options	91,329	—	—	—	—
Equity Futures Contracts	(7,370)	—	—	—	—
Interest Rate Contracts	(117,718)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(2,851)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$321,396	$—	$—	$—	$—
Total	$324,818	$138	$—	$—	$(29,447)

	Six Months Ended June 30, 2025
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$31,510	$81,574	$—
Foreign Currency Contracts	(285,581)	1,559	—	—	12,336
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(285,581)	$1,559	$31,510	$81,574	$12,336
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(31,510)	$(81,574)	$—
Foreign Currency Contracts	275,301	—	—	—	—
Total Gains (Losses) on Hedged Items	$275,301	$—	$(31,510)	$(81,574)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$12,331	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$12,331	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$2,051	$1,559	$—	$—	$12,336
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$10,199	$—	$(10,531)
Interest Rate Contracts	—	(1,944)	—	—	56,882
Total Gains (Losses) on Cash Flow Hedges	$—	$(1,944)	$10,199	$—	$46,351
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$841	$—	$—	$(9,277)
Total Gains (Losses) on Net Investment Hedges	$—	$841	$—	$—	$(9,277)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(7,815)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(199,162)	—	—	—	—
Equity Index Options	294,374	—	—	—	—
Equity Futures Contracts	(6,116)	—	—	—	—
Interest Rate Contracts	106,186	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(323,306)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(135,839)	$—	$—	$—	$—
Total	$(133,788)	$456	$10,199	$—	$49,410

	Six Months Ended June 30, 2024
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(83,763)	$(82,203)	$—
Foreign Currency Contracts	56,985	1,995	—	—	(6,418)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$56,985	$1,995	$(83,763)	$(82,203)	$(6,418)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$83,763	$82,203	$—
Foreign Currency Contracts	(54,690)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(54,690)	$—	$83,763	$82,203	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$12,714	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$12,714	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$15,009	$1,995	$—	$—	$(6,418)
Cash Flow Hedges
Interest Rate Contracts	$(887)	$(1,720)	$—	$—	$(49,754)
Total Gains (Losses) on Cash Flow Hedges	$(887)	$(1,720)	$—	$—	$(49,754)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$106	$—	$—	$—	$(9,253)
Total Gains (Losses) on Net Investment Hedges	$106	$—	$—	$—	$(9,253)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$25,604	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	453,173	—	—	—	—
Equity Index Options	348,432	—	—	—	—
Equity Futures Contracts	(70,886)	—	—	—	—
Interest Rate Contracts	(367,013)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	22,248	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$411,558	$—	$—	$—	$—
Total	$425,786	$275	$—	$—	$(65,425)

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of June 30, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,704,025	$(2,568,248)	$135,777	$(247,618)	$(111,841)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,464,640	$(873,370)	$591,270	$934,330	$(343,060)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,346,562	$(2,285,211)	$61,351	$(157,782)	$(96,431)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,299,370	$(910,183)	$389,187	$504,665	$(115,478)
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
Assets, at fair value:

	June 30, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$679,640	$424,107	$39,138,019		$40,241,766
Credit	—	3,116,364	4,345,315		7,461,679
Investments of Consolidated CFEs	—	28,684,559	—		28,684,559
Real Assets	231,645	22,174	12,994,699		13,248,517
Equity Method - Other	91,122	68,137	1,433,136		1,592,395
Other Investments	20,345	142,553	5,086,240		5,249,138
Total Investments	$1,022,752	$32,457,894	$62,997,409		$96,478,054
Foreign Exchange Contracts and Options	—	113,466	—		113,466
Other Derivatives	—	7,024	—		7,024
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,022,752	$32,578,384	$62,997,409		$96,598,544
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$417,636	$—		$417,636
U.S. State, Municipal and Political Subdivisions	—	2,619,123	—		2,619,123
Corporate	—	37,132,326	11,517,266		48,649,592
Structured Securities	—	27,514,559	2,888,312		30,402,871
Total AFS Fixed Maturity Securities	$—	$67,683,644	$14,405,578		$82,089,222
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$556,299	$—		$556,299
U.S. State, Municipal and Political Subdivisions	—	279,235	—		279,235
Corporate	—	11,835,075	1,877,883		13,712,958
Structured Securities	—	6,735,821	831,590		7,567,411
Total Trading Fixed Maturity Securities	$—	$19,406,430	$2,709,473		$22,115,903
Mortgage and Other Loan Receivables	—	—	4,946,666		4,946,666
Real Assets	—	—	8,516,372	(1)	8,516,372
Other Investments	414,964	507,312	105,969	(1)	1,028,245
Funds Withheld Receivable at Interest	—	—	118,072		118,072
Reinsurance Recoverable	—	—	935,444		935,444
Derivative Assets:
Equity Market Contracts	—	2,237,198	—		2,237,198
Interest Rate Contracts	—	380,487	—		380,487
Foreign Currency Contracts	—	86,340	—		86,340
Counterparty Netting and Cash Collateral	—	(2,568,248)	—	(2)	(2,568,248)
Total Derivative Assets	$—	$135,777	$—		$135,777
Separate Account Assets	3,843,382	—	—		3,843,382
Total Assets at Fair Value - Insurance	$4,258,346	$87,733,163	$31,737,574		$123,729,083

Total Assets at Fair Value	$5,281,098	$120,311,547	$94,734,983		$220,327,627

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$816,229	$523,274	$33,123,449		$34,462,952
Credit	—	3,249,173	4,805,408		8,054,581
Investments of Consolidated CFEs	—	27,488,538	—		27,488,538
Real Assets	436,546	261,902	12,524,290		13,222,738
Equity Method - Other	162,950	264,284	1,405,300		1,832,534
Other Investments	179,102	64,391	4,848,851		5,092,344
Total Investments	$1,594,827	$31,851,562	$56,707,298		$90,153,687
Foreign Exchange Contracts and Options	—	511,513	—		511,513
Other Derivatives	42	8,402	—		8,444
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,594,869	$32,371,477	$56,707,298		$90,673,644
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,391,407	$—		$2,391,407
U.S. State, Municipal and Political Subdivisions	—	3,769,461	—		3,769,461
Corporate	—	32,585,117	9,354,150		41,939,267
Structured Securities	—	25,851,177	2,308,644		28,159,821
Total AFS Fixed Maturity Securities	$—	$64,597,162	$11,662,794		$76,259,956
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,425,469	$—		$2,425,469
U.S. State, Municipal and Political Subdivisions	—	380,175	—		380,175
Corporate	—	10,132,588	1,322,304		11,454,892
Structured Securities	—	6,399,502	759,203		7,158,705
Total Trading Fixed Maturity Securities	$—	$19,337,734	$2,081,507		$21,419,241
Mortgage and Other Loan Receivables	—	—	1,611,109		1,611,109
Real Assets	—	—	8,121,139	(1)	8,121,139
Other Investments	207,281	269,250	103,823	(1)	580,354
Funds Withheld Receivable at Interest	—	—	125,887		125,887
Reinsurance Recoverable	—	—	940,731		940,731
Derivative Assets:
Equity Market Contracts	5,475	1,915,689	—		1,921,164
Interest Rate Contracts	—	247,800	—		247,800
Other Contracts	—	1,895	—		1,895
Foreign Currency Contracts	—	175,703	—		175,703
Counterparty Netting and Cash Collateral	(159)	(2,285,052)	—	(2)	(2,285,211)
Total Derivative Assets	$5,316	$56,035	$—		$61,351
Separate Account Assets	3,981,060	—	—		3,981,060
Total Assets at Fair Value - Insurance	$4,193,657	$84,260,181	$24,646,990		$113,100,828

Total Assets at Fair Value	$5,788,526	$116,631,658	$81,354,288		$203,774,472
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of June 30, 2025 and December 31, 2024, the fair value of these real assets were $25.0 million and $34.5 million, respectively, and other investments were $304.0 million and $4.3 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both June 30, 2025 and December 31, 2024, there were $1.3 million of unfunded commitments associated with real assets, and as of June 30, 2025 and December 31, 2024, $1.3 million and $1.5 million associated with these other investments, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	June 30, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$108,546	$—	$—		$108,546
Foreign Exchange Contracts and Options	—	1,367,767	—		1,367,767
Unfunded Revolver Commitments	—	—	98,523	(1)	98,523
Other Derivatives	50	134	—		184
Debt Obligations of Consolidated CFEs	—	28,066,398	—		28,066,398
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$108,596	$29,434,299	$98,523		$29,641,418

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,497,255	(3)	$1,497,255
Closed Block Policy Liabilities	—	—	983,915		983,915
Funds Withheld Payable at Interest	—	—	(2,598,382)		(2,598,382)
Derivative Instruments Payable:
Equity Market Contracts	4,962	136,024	—		140,986
Interest Rate Contracts	—	755,325	—		755,325
Foreign Currency Contracts	—	548,881	—		548,881
Other Contracts	—	19,448	—		19,448
Counterparty Netting and Cash Collateral	—	(873,370)	—	(2)	(873,370)
Total Derivative Instruments Payable	$4,962	$586,308	$—		$591,270
Embedded Derivative – Interest-Sensitive Life Products	—	—	476,654		476,654
Embedded Derivative – Annuity Products	—	—	6,420,201		6,420,201
Total Liabilities at Fair Value - Insurance	$4,962	$586,308	$6,779,643		$7,370,913

Total Liabilities at Fair Value	$113,558	$30,020,607	$6,878,166		$37,012,331

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$109,168	$—	$—		$109,168
Foreign Exchange Contracts and Options	—	131,339	—		131,339
Unfunded Revolver Commitments	—	—	96,848	(1)	96,848
Other Derivatives	—	—	—		—
Debt Obligations of Consolidated CFEs	—	27,150,809	—		27,150,809
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$109,168	$27,282,148	$96,848		$27,488,164

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,279,794	(3)	$1,279,794
Closed Block Policy Liabilities	—	—	988,320		988,320
Funds Withheld Payable at Interest	—	—	(2,797,544)		(2,797,544)
Derivative Instruments Payable:
Equity Market Contracts	508	142,541	—		143,049
Interest Rate Contracts	89	1,072,481	—		1,072,570
Foreign Currency Contracts	—	83,557	—		83,557
Other Contracts	—	194	—		194
Counterparty Netting and Cash Collateral	(159)	(910,024)	—	(2)	(910,183)
Total Derivative Instruments Payable	$438	$388,749	$—		$389,187
Embedded Derivative – Interest-Sensitive Life Products	—	—	491,818		491,818
Embedded Derivative – Annuity Products	—	—	5,481,063		5,481,063
Total Liabilities at Fair Value - Insurance	$438	$388,749	$5,443,451		$5,832,638

Total Liabilities at Fair Value	$109,606	$27,670,897	$5,540,299		$33,320,802
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.2 billion and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$37,082,136	$261,413	$—	$—	$469,134	$1,325,336	$—	$39,138,019	$1,275,701	$—
Credit	4,362,569	—	—	—	(56,420)	39,166	—	4,345,315	39,215	—
Real Assets	12,631,432	—	—	—	111,565	251,702	—	12,994,699	247,456	—
Equity Method - Other	1,365,699	—	—	—	37,239	30,198	—	1,433,136	12,918	—
Other Investments	4,971,279	—	29,648	—	2,174	83,139	—	5,086,240	77,905	—
Total Assets - Asset Management and Strategic Holdings	$60,413,115	$261,413	$29,648	$—	$563,692	$1,729,541	$—	$62,997,409	$1,653,195	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$10,114,862	$—	$334,715	$—	$1,004,469	$137,377	$(74,157)	$11,517,266	$—	$(70,929)
Structured Securities	2,512,620	—	—	—	376,595	6,093	(6,996)	2,888,312	—	(7,591)
Total AFS Fixed Maturity Securities	12,627,482	—	334,715	—	1,381,064	143,470	(81,153)	14,405,578	—	(78,520)
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,650,935	—	102,821	—	184,512	(60,385)	—	1,877,883	(69,956)	—
Structured Securities	806,241	—	—	—	30,645	(5,296)	—	831,590	(17,659)	—
Total Trading Fixed Maturity Securities	2,457,176	—	102,821	—	215,157	(65,681)	—	2,709,473	(87,615)	—
Mortgage and Other Loan Receivables	3,127,745	—	—	—	1,776,307	42,614	—	4,946,666	24,556	—
Real Assets	8,467,199	—	—	—	46,344	2,829	—	8,516,372	10,853	—
Other Investments	139,267	—	—	—	(17,821)	(15,477)	—	105,969	(20,870)	—
Funds Withheld Receivable at Interest	101,821	—	—	—	—	16,251	—	118,072	—	—
Reinsurance Recoverable	953,145	—	—	—	(66)	(17,635)	—	935,444	—	—
Total Assets - Insurance	$27,873,835	$—	$437,536	$—	$3,400,985	$106,371	$(81,153)	$31,737,574	$(73,076)	$(78,520)

Total	$88,286,950	$261,413	$467,184	$—	$3,964,677	$1,835,912	$(81,153)	$94,734,983	$1,580,119	$(78,520)

	Six Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$33,123,449	$2,267,409	$—	$—	$1,227,326	$2,519,835	$—	$39,138,019	$2,439,860	$—
Credit	4,805,408	—	—	—	(485,701)	25,608	—	4,345,315	58,000	—
Real Assets	12,524,290	—	—	—	91,812	378,597	—	12,994,699	409,044	—
Equity Method - Other	1,405,300	—	—	—	12,866	14,970	—	1,433,136	(4,858)	—
Other Investments	4,848,851	—	29,648	(24,594)	43,980	188,355	—	5,086,240	196,611	—
Total Assets - Asset Management and Strategic Holdings	$56,707,298	$2,267,409	$29,648	$(24,594)	$890,283	$3,127,365	$—	$62,997,409	$3,098,657	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$334,715	$(5,203)	$1,667,134	$172,058	$(5,588)	$11,517,266	$—	$(59,057)
Structured Securities	2,308,644	—	—	(3,555)	566,741	8,915	7,567	2,888,312	—	3,201
Total AFS Fixed Maturity Securities	$11,662,794	$—	$334,715	$(8,758)	$2,233,875	$180,973	$1,979	$14,405,578	$—	$(55,856)
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,322,304	—	102,821	(634)	538,845	(85,453)	—	1,877,883	(77,546)	—
Structured Securities	759,203	—	—	—	77,794	(5,407)	—	831,590	(6,864)	—
Total Trading Fixed Maturity Securities	$2,081,507	$—	$102,821	$(634)	$616,639	$(90,860)	$—	$2,709,473	$(84,410)	$—
Mortgage and Other Loan Receivables	1,611,109	—	—	—	3,271,480	64,077	—	4,946,666	31,775	—
Real Assets	8,121,139	—	—	—	358,079	37,154	—	8,516,372	36,336	—
Other Investments	103,823	—	—	—	14,255	(12,109)	—	105,969	(31,560)	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(7,815)	—	118,072	—	—
Reinsurance Recoverable	940,731	—	—	—	(5,086)	(201)	—	935,444	—	—
Total Assets - Insurance	$24,646,990	$—	$437,536	$(9,392)	$6,489,242	$171,219	$1,979	$31,737,574	$(47,859)	$(55,856)

Total	$81,354,288	$2,267,409	$467,184	$(33,986)	$7,379,525	$3,298,584	$1,979	$94,734,983	$3,050,798	$(55,856)

	Three Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$32,258,143	$—	$9,042	$—	$244,345	$305,082	$—	$32,816,612	$308,356	$—
Credit	5,194,915	151,713	—	—	(461,880)	(67,700)	—	4,817,048	(54,997)	—
Real Assets	11,529,548	934,530	—	—	140,436	177,658	—	12,782,172	103,434	—
Equity Method - Other	1,534,073	—	—	(2,077)	(680)	(24,744)	—	1,506,572	(24,747)	—
Other Investments	4,204,202	—	—	—	368,697	(53,010)	—	4,519,889	(53,277)	—
Total Assets - Asset Management and Strategic Holdings	$54,720,881	$1,086,243	$9,042	$(2,077)	$290,918	$337,286	$—	$56,442,293	$278,769	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,071,579	$—	$—	$—	$611,861	$(13,286)	$14,929	$8,685,083	$—	$17,466
Structured Securities	1,926,056	—	42,951	—	112,084	7,596	12,981	2,101,668	—	15,585
Total AFS Fixed Maturity Securities	$9,997,635	$—	$42,951	$—	$723,945	$(5,690)	$27,910	$10,786,751	$—	$33,051
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	378,435	—	1,225	—	528,131	2,609	—	910,400	2,749	—
Structured Securities	670,143	—	15,147	—	(100,394)	15,526	—	600,422	681	—
Total Trading Fixed Maturity Securities	$1,048,578	$—	$16,372	$—	$427,737	$18,135	$—	$1,510,822	$3,430	$—
Mortgage and Other Loan Receivables	686,938	—	—	—	(93,333)	9,595	—	603,200	(3,014)	—
Real Assets	4,773,875	—	—	—	2,728,152	(41,948)	—	7,460,079	(42,208)	—
Other Investments	138,965	—	—	—	463	(34,685)	—	104,743	(34,685)	—
Funds Withheld Receivable at Interest	113,991	—	—	—	—	274	—	114,265	—	—
Reinsurance Recoverable	965,877	—	—	—	5,319	(44,501)	—	926,695	—	—
Total Assets - Insurance	$17,725,859	$—	$59,323	$—	$3,792,283	$(98,820)	$27,910	$21,506,555	$(76,477)	$33,051

Total	$72,446,740	$1,086,243	$68,365	$(2,077)	$4,083,201	$238,466	$27,910	$77,948,848	$202,292	$33,051

	Six Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$—	$9,042	$—	$985,807	$900,189	$—	$32,816,612	$901,863	$—
Credit	5,452,916	151,713	148,072	(105,080)	(720,469)	(110,104)	—	4,817,048	(92,128)	—
Real Assets	11,295,633	934,530	—	—	490,769	61,240	—	12,782,172	(14,184)	—
Equity Method - Other	1,537,962	—	—	(2,077)	(57)	(29,256)	—	1,506,572	(30,862)	—
Other Investments	4,265,768	—	—	(8,106)	246,137	15,913	177	4,519,889	21,452	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$1,086,243	$157,114	$(115,263)	$1,002,187	$837,982	$177	$56,442,293	$786,141	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$67,271	$(60,908)	$108,018	$8,685,083	$—	$103,286
Structured Securities	1,830,000	—	95,965	—	135,898	15,235	24,570	2,101,668	—	26,532
Total AFS Fixed Maturity Securities	$10,401,003	$—	$95,965	$(301)	$203,169	$(45,673)	$132,588	$10,786,751	$—	$129,818
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	656,923	—	1,416	—	208,581	43,480	—	910,400	41,392	—
Structured Securities	593,238	—	106,805	—	(124,617)	24,996	—	600,422	9,430	—
Total Trading Fixed Maturity Securities	$1,250,161	$—	$108,221	$—	$83,964	$68,476	$—	$1,510,822	$50,822	$—
Mortgage and Other Loan Receivables	697,402	—	—	—	(99,125)	4,923	—	603,200	2,785	—
Real Assets	4,815,265	—	—	—	2,766,688	(121,874)	—	7,460,079	(120,378)	—
Other Investments	126,008	—	—	—	12,993	(34,258)	—	104,743	(34,258)	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	25,604	—	114,265	—	—
Reinsurance Recoverable	926,035	—	—	—	(6,349)	7,009	—	926,695	—	—
Total Assets - Insurance	$18,304,535	$—	$204,186	$(301)	$2,961,340	$(95,793)	$132,588	$21,506,555	$(101,029)	$129,818

Total	$71,778,388	$1,086,243	$361,300	$(115,564)	$3,963,527	$742,189	$132,765	$77,948,848	$685,112	$129,995

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$556,528	$—	$(87,394)	$—	$469,134	$334,251	$—	$(89,906)	$—	$244,345
Credit	172,539	—	(209,191)	(19,768)	(56,420)	191,317	—	(653,162)	(35)	(461,880)
Real Assets	174,178	—	(62,613)	—	111,565	498,183	—	(357,747)	—	140,436
Equity Method - Other	75,232	—	(37,993)	—	37,239	2	—	(682)	—	(680)
Other Investments	155,669	—	(153,495)	—	2,174	865,589	—	(496,725)	(167)	368,697
Total Assets - Asset Management and Strategic Holdings	$1,134,146	$—	$(550,686)	$(19,768)	$563,692	$1,889,342	$—	$(1,598,222)	$(202)	$290,918

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,843,427	$—	$(207,206)	$(631,752)	$1,004,469	$1,509,309	$—	$(500,359)	$(397,089)	$611,861
Structured Securities	538,936	—	(1,054)	(161,287)	376,595	251,493	—	(8,347)	(131,062)	112,084
Total AFS Fixed Maturity Securities	2,382,363	—	(208,260)	(793,039)	1,381,064	$1,760,802	$—	$(508,706)	$(528,151)	$723,945
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	407,599	—	(192,665)	(30,422)	184,512	706,947	—	(169,277)	(9,539)	528,131
Structured Securities	70,218	—	—	(39,573)	30,645	107,379	—	(197,955)	(9,818)	(100,394)
Total Trading Fixed Maturity Securities	477,817	—	(192,665)	(69,995)	215,157	$814,326	$—	$(367,232)	$(19,357)	$427,737
Mortgage and Other Loan Receivables	2,927,185	—	(1,086,498)	(64,380)	1,776,307	—	—	—	(93,333)	(93,333)
Real Assets	58,111	—	(11,767)	—	46,344	2,732,034	—	(3,882)	—	2,728,152
Other Investments	11,725	—	(29,546)	—	(17,821)	463	—	—	—	463
Reinsurance Recoverable	—	—	—	(66)	(66)	—	—	—	5,319	5,319
Total Assets - Insurance	$5,857,201	$—	$(1,528,736)	$(927,480)	$3,400,985	$5,307,625	$—	$(879,820)	$(635,522)	$3,792,283

Total	$6,991,347	$—	$(2,079,422)	$(947,248)	$3,964,677	$7,196,967	$—	$(2,478,042)	$(635,724)	$4,083,201

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$1,548,394	$—	$(321,068)	$—	$1,227,326	$1,320,803	$—	$(334,996)	$—	$985,807
Credit	617,595	—	(948,285)	(155,011)	(485,701)	513,350	—	(883,549)	(350,270)	(720,469)
Real Assets	300,644	—	(208,832)	—	91,812	881,650	—	(390,881)	—	490,769
Equity Method - Other	75,244	—	(62,378)	—	12,866	3,082	—	(3,139)	—	(57)
Other Investments	297,552	—	(228,537)	(25,035)	43,980	1,256,253	—	(945,346)	(64,770)	246,137
Total Assets - Asset Management and Strategic Holdings	$2,839,429	$—	$(1,769,100)	$(180,046)	$890,283	$3,975,138	$—	$(2,557,911)	$(415,040)	$1,002,187

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$3,126,248	$—	$(258,278)	$(1,200,836)	$1,667,134	$2,172,185	$—	$(670,380)	$(1,434,534)	$67,271
Structured Securities	978,570	—	(65,914)	(345,915)	566,741	342,538	—	(10,349)	(196,291)	135,898
Total AFS Fixed Maturity Securities	4,104,818	—	(324,192)	(1,546,751)	2,233,875	$2,514,723	$—	$(680,729)	$(1,630,825)	$203,169
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	940,283	—	(365,483)	(35,955)	538,845	767,965	—	(223,483)	(335,901)	208,581
Structured Securities	155,266	—	(6,345)	(71,127)	77,794	107,616	—	(204,425)	(27,808)	(124,617)
Total Trading Fixed Maturity Securities	1,095,549	—	(371,828)	(107,082)	616,639	$875,581	$—	$(427,908)	$(363,709)	$83,964
Mortgage and Other Loan Receivables	4,476,808	—	(1,086,595)	(118,733)	3,271,480	1,795	—	—	(100,920)	(99,125)
Real Assets	377,045	—	(18,966)	—	358,079	2,774,454	—	(7,766)	—	2,766,688
Other Investments	43,801	—	(29,546)	—	14,255	12,993	—	—	—	12,993
Reinsurance Recoverable	—	—	—	(5,086)	(5,086)	—	—	—	(6,349)	(6,349)
Total Assets - Insurance	$10,098,021	$—	$(1,831,127)	$(1,777,652)	$6,489,242	$6,179,546	$—	$(1,116,403)	$(2,101,803)	$2,961,340

Total	$12,937,450	$—	$(3,600,227)	$(1,957,698)	$7,379,525	$10,154,684	$—	$(3,674,314)	$(2,516,843)	$3,963,527

	Three Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$101,216	$—	$—	$—	$—	$(2,693)	$—	$98,523	$(2,693)
Total Liabilities - Asset Management and Strategic Holdings	$101,216	$—	$—	$—	$—	$(2,693)	$—	$98,523	$(2,693)

Insurance
Policy Liabilities	$1,498,602	$—	$—	$—	$26,787	$(56,393)	$28,259	$1,497,255	$—
Closed Block Policy Liabilities	1,001,259	—	—	—	(61)	(16,710)	(573)	983,915	—
Funds Withheld Payable at Interest	(2,373,981)	—	—	—	—	(224,401)	—	(2,598,382)	—
Embedded Derivative – Interest-Sensitive Life Products	414,359	—	—	—	(20,867)	83,162	—	476,654	—
Embedded Derivative – Annuity Products	5,520,585	—	—	—	244,736	654,880	—	6,420,201	—
Total Liabilities - Insurance	$6,060,824	$—	$—	$—	$250,595	$440,538	$27,686	$6,779,643	$—

Total	$6,162,040	$—	$—	$—	$250,595	$437,845	$27,686	$6,878,166	$(2,693)

	Six Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$1,675	$—	$98,523	$1,675
Total Liabilities - Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$1,675	$—	$98,523	$1,675

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$42,130	$162,631	$12,700	$1,497,255	$—
Closed Block Policy Liabilities	988,320	—	—	—	(3,388)	(725)	(292)	983,915	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	199,162	—	(2,598,382)	—
Embedded Derivative – Interest-Sensitive Life Products	491,818	—	—	—	(62,540)	47,376	—	476,654	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	436,616	502,522	—	6,420,201	—
Total Liabilities - Insurance	$5,443,451	$—	$—	$—	$412,818	$910,966	$12,408	$6,779,643	$—

Total	$5,540,299	$—	$—	$—	$412,818	$912,641	$12,408	$6,878,166	$1,675

	Three Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$95,004	$—	$—	$—	$—	$3,323	$—	$98,327	$3,323
Total Liabilities - Asset Management and Strategic Holdings	$95,004	$—	$—	$—	$—	$3,323	$—	$98,327	$3,323

Insurance
Policy Liabilities	$1,337,563	$—	$—	$—	$8,327	$(11,200)	$(14,192)	$1,320,498	$—
Closed Block Policy Liabilities	1,005,627	—	—	—	5,780	(37,940)	(2,623)	970,844	—
Funds Withheld Payable at Interest	(2,542,744)	—	—	—	—	(357,732)	—	(2,900,476)	—
Embedded Derivative – Interest-Sensitive Life Products	486,199	—	—	—	(22,427)	31,570	—	495,342	—
Embedded Derivative – Annuity Products	4,051,405	—	—	—	335,210	91,489	—	4,478,104	—
Total Liabilities - Insurance	$4,338,050	$—	$—	$—	$326,890	$(283,813)	$(16,815)	$4,364,312	$—

Total	$4,433,054	$—	$—	$—	$326,890	$(280,490)	$(16,815)	$4,462,639	$3,323

	Six Months Ended June 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$3,644	$—	$98,327	$3,644
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$3,644	$—	$98,327	$3,644

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$8,278	$(153,726)	$(9,024)	$1,320,498	$—
Closed Block Policy Liabilities	968,554	—	—	—	4,915	589	(3,214)	970,844	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	(453,173)	—	(2,900,476)	—
Embedded Derivative – Interest-Sensitive Life Products	458,302	—	—	—	(46,905)	83,945	—	495,342	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	594,669	296,064	—	4,478,104	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$560,957	$(226,301)	$(12,238)	$4,364,312	$—

Total	$4,136,577	$—	$—	$—	$560,957	$(222,657)	$(12,238)	$4,462,639	$3,644

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$31,037	$(4,250)	$26,787	$11,842	$(3,515)	$8,327
Closed Block Policy Liabilities	—	(61)	(61)	4,915	865	5,780
Embedded Derivative – Interest-Sensitive Life Products	—	(20,867)	(20,867)	—	(22,427)	(22,427)
Embedded Derivative – Annuity Products	331,944	(87,208)	244,736	397,926	(62,716)	335,210
Total Liabilities - Insurance	$362,981	$(112,386)	$250,595	$414,683	$(87,793)	$326,890

Total	$362,981	$(112,386)	$250,595	$414,683	$(87,793)	$326,890

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities - Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$50,263	$(8,133)	$42,130	$15,249	$(6,971)	$8,278
Closed Block Policy Liabilities	—	(3,388)	(3,388)	4,915	—	4,915
Embedded Derivative – Interest-Sensitive Life Products	—	(62,540)	(62,540)	—	(46,905)	(46,905)
Embedded Derivative – Annuity Products	593,575	(156,959)	436,616	716,018	(121,349)	594,669
Total Liabilities - Insurance	$643,838	$(231,020)	$412,818	$736,182	$(175,225)	$560,957

Total	$643,838	$(231,020)	$412,818	$736,182	$(175,225)	$560,957

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of June 30, 2025. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value June 30, 2025	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$39,138,019

Private Equity	$36,351,064	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.8%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	29.1%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	69.8%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	1.1%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.3x	6.7x - 27.5x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.7x	6.3x - 31.5x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.8%	6.0% - 15.3%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.7x	7.0x - 27.6x	Increase

Growth Equity	$2,786,955		Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.1%	10.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	38.4%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	4.2%	0.0% - 60.0%	(5)
				Weight Ascribed to Transaction Price	10.4%	0.0% - 100.0%	(6)
				Weight Ascribed to Milestones	47.0%	0.0% - 100.0%	(6)
			Scenario Weighting	Base	73.4%	55.0% - 80.0%	Increase
				Downside	11.8%	0.0% - 40.0%	Decrease
				Upside	14.8%	5.0% - 30.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	7.2x	2.3x - 15.8x	Increase

Credit	$4,345,315		Yield Analysis	Yield	10.9%	6.5% - 18.9%	Decrease
				Net Leverage	6.3x	2.0x -18.6x	Decrease
				EBITDA Multiple	11.5x	5.5x - 31.0x	Increase

Real Assets	$12,994,699

Energy	$1,360,635		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	46.1%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	53.9%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	3.6x	3.6x - 3.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	6.9x	4.6x- 7.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	13.6%	10.4% - 14.7%	Decrease
				Average Price Per BOE (8)	$42.87	$40.12 - $46.46	Increase

Infrastructure	$1,058,751		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.6%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	11.0%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	89.0%	75.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.6x	11.6x - 11.6x	Increase
				Enterprise Value/Forward EBITDA Multiple	20.1x	11.4x - 23.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	7.0%	6% - 8.5%	Decrease
				Enterprise Value/EBITDA Exit Multiple	16.0x	10.0x - 22.0x	Increase

Real Estate	$10,575,313		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	9.3%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	86.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	3.9%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.1%	2.3% - 6.7%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 8.8%	Decrease
				Unlevered Discount Rate	7.3%	2.8% - 11.3%	Decrease

Equity Method - Other	$1,433,136		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	47.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	48.0%	0.0% - 75.0%	(5)
				Weight Ascribed to Transaction Price	5.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	13.1x	3.6x - 22.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	13.3x	4.6x - 19.1x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	10.6%	7.2% - 15.8%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.7x	9.5x - 17.5x	Increase

Other Investments	$5,086,240	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	8.8%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	45.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	44.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	10.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.6x	0.1x - 20.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	11.8x	5.0x - 15.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.3%	3.6% - 21.3%	Decrease
				Enterprise Value/EBITDA Exit Multiple	10.0x	1.0x - 15.3x	Increase

INSURANCE(10)

Corporate Fixed Maturity Securities	$13,395,149	Discounted cash flow	Discount Spread	2.5%	0.4% - 5.9%	Decrease

Structured Securities	$3,719,902	Discounted cash flow	Discount Spread	2.3%	1.6% - 5.2%	Decrease
			Constant Prepayment Rate	14.0%	10.0% - 15.0%	Increase/Decrease
			Constant Default Rate	3.0%		Decrease
			Loss Severity	95.0%		Decrease

Mortgage and Other Loan Receivables	$4,946,666	Discounted cash flow	Discount Spread	2.8%	0.0% - 4.6%	Decrease

Real Assets	$8,516,372	Discounted cash flow	Discount Rate	7.4%	6.5% - 8.3%	Decrease
			Terminal Capitalization Rate	5.9%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$935,444	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$15.4	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	8.3%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value June 30, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$98,523	Yield Analysis	Yield	7.7%	0.1% - 14.4%	Decrease

INSURANCE(4)

Policy Liabilities	$1,497,255	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.6%	0.4% - 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.4%	4.0% - 7.8%	Decrease
			Mortality Rate	4.9%	3.5% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.6% / 0.7%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.5% - 28.6%	Decrease
			Surrender Rate	3.8%	0.1% - 37.0%	Decrease

Closed Block Policy Liabilities	$983,915	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$15.4	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.6%	0.4% - 0.7%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	8.3%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Level III Liabilities	Fair Value June 30, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Embedded Derivative – Interest-Sensitive Life Products	$476,654	Policy persistency is a significant unobservable input.	Lapse Rate	3.1%		Decrease
			Mortality Rate	0.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-Specific Credit Risk	0.6%	0.4% - 0.7%	Decrease

Embedded Derivative – Annuity Products	$6,420,201	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.8%		Increase
			Institutional FIA	18.3%		Decrease
			Mortality Rate:
			Retail FIA	2.7%		Decrease
			Institutional FIA	1.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.8%		Increase
			Instrument-Specific Credit Risk	0.6%	0.4% - 0.7%	Decrease
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

The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of June 30, 2025 and December 31, 2024:

		Fair Value Hierarchy
As of June 30, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$47,944,833	$—	$—	$46,668,465	$46,668,465
Policy Loans	1,625,875	—	—	1,594,079	1,594,079
FHLB Common Stock and Other Investments	162,690	—	—	162,690	162,690
Funds Withheld Receivables at Interest	2,334,062	—	2,334,062	—	2,334,062
Cash and Cash Equivalents	7,095,216	7,095,216	—	—	7,095,216
Restricted Cash and Cash Equivalents	179,897	179,897	—	—	179,897
Total Financial Assets	$59,342,573	$7,275,113	$2,334,062	$48,425,234	$58,034,409
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$61,163,305	$—	$52,050,401	$8,248,666	$60,299,067
Funds Withheld Payables at Interest	46,742,229	—	46,742,229	—	46,742,229
Debt Obligations	3,849,133	—	—	3,880,908	3,880,908
Securities Sold Under Agreements to Repurchase	364,771	—	364,771	—	364,771
Total Financial Liabilities	$112,119,438	$—	$99,157,401	$12,129,574	$111,286,975

		Fair Value Hierarchy
As of December 31, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$51,139,968	$—	$—	$49,542,913	$49,542,913
Policy Loans	1,622,958	—	—	1,557,776	1,557,776
FHLB Common Stock and Other Investments	166,919	—	—	166,919	166,919
Funds Withheld Receivables at Interest	2,411,971	—	2,411,971	—	2,411,971
Cash and Cash Equivalents	6,343,445	6,343,445	—	—	6,343,445
Restricted Cash and Cash Equivalents	350,512	350,512	—	—	350,512
Total Financial Assets	$62,035,773	$6,693,957	$2,411,971	$51,267,608	$60,373,536
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$59,880,083	$—	$51,914,709	$7,088,877	$59,003,586
Funds Withheld Payables at Interest	46,759,454	—	46,759,454	—	46,759,454
Debt Obligations	3,713,336	—	—	3,682,060	3,682,060
Securities Sold Under Agreements to Repurchase	261,396	—	261,396	—	261,396
Total Financial Liabilities	$110,614,269	$—	$98,935,559	$10,770,937	$109,706,496

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Credit	$716,598	$1,310,984
Investments of Consolidated CFEs	28,684,559	27,488,538
Real Assets	58,377	55,087
Equity Method - Other	1,592,395	1,832,534
Other Investments	221,797	110,979
Total Asset Management and Strategic Holdings	$31,273,726	$30,798,122
Insurance
Fixed Maturity Securities	$164,585	$100,162
Mortgage and Other Loan Receivables	4,946,666	1,611,109
Real Assets	721,938	471,498
Other Investments	421,701	47,944
Reinsurance Recoverable	935,444	940,731
Total Insurance	$7,190,334	$3,171,444

Total Assets	$38,464,060	$33,969,566

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$28,066,398	$27,150,809
Total Asset Management and Strategic Holdings	$28,066,398	$27,150,809
Insurance
Policy Liabilities	$1,257,145	$1,265,878
Total Insurance	$1,257,145	$1,265,878

Total Liabilities	$29,323,543	$28,416,687

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$(7,965)	$17,566	$9,601	$6,933	$(16,822)	$(9,889)
Investments of Consolidated CFEs	(54,082)	46,252	(7,830)	(1,715)	(89,021)	(90,736)
Real Assets	—	1,925	1,925	—	(741)	(741)
Equity Method - Other	18,098	29,717	47,815	7,062	(106,160)	(99,098)
Other Investments	4,900	5,015	9,915	(118)	986	868
Total Asset Management and Strategic Holdings	$(39,049)	$100,475	$61,426	$12,162	$(211,758)	$(199,596)
Insurance
Fixed Maturity Securities	$(1,178)	$(56,335)	$(57,513)	$—	$—	$—
Mortgage and Other Loan Receivables	—	24,953	24,953	—	12,837	12,837
Real Assets	—	(20,761)	(20,761)	10,072	(10,088)	(16)
Other Investments	—	(24,081)	(24,081)	—	(13,306)	(13,306)
Total Insurance	$(1,178)	$(76,224)	$(77,402)	$10,072	$(10,557)	$(485)

Total Assets	$(40,227)	$24,251	$(15,976)	$22,234	$(222,315)	$(200,081)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(615)	$(64,615)	$(65,230)	$(3,356)	$89,187	$85,831
Total Asset Management and Strategic Holdings	$(615)	$(64,615)	$(65,230)	$(3,356)	$89,187	$85,831
Insurance
Policy Liabilities	$—	$20,950	$20,950	$—	$16,597	$16,597
Total Insurance	$—	$20,950	$20,950	$—	$16,597	$16,597

Total Liabilities	$(615)	$(43,665)	$(44,280)	$(3,356)	$105,784	$102,428

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$727	$6,828	$7,555	$(540)	$(1,966)	$(2,506)
Investments of Consolidated CFEs	(192,168)	(239,639)	(431,807)	3,290	7,952	11,242
Real Assets	—	3,290	3,290	—	(1,852)	(1,852)
Equity Method - Other	34,724	(2,350)	32,374	22,507	(174,403)	(151,896)
Other Investments	6,945	(3,219)	3,726	(118)	863	745
Total Asset Management and Strategic Holdings	$(149,772)	$(235,090)	$(384,862)	$25,139	$(169,406)	$(144,267)
Insurance
Fixed Maturity Securities	$—	$(74,756)	$(74,756)	$—	$—	$—
Mortgage and Other Loan Receivables	—	38,800	38,800	—	8,449	8,449
Real Assets	—	(1,142)	(1,142)	10,072	(49,730)	(39,658)
Other Investments	—	(34,780)	(34,780)	—	(13,343)	(13,343)
Total Insurance	$—	$(71,878)	$(71,878)	$10,072	$(54,624)	$(44,552)

Total Assets	$(149,772)	$(306,968)	$(456,740)	$35,211	$(224,030)	$(188,819)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(3,945)	$272,621	$268,676	$(3,524)	$10,291	$6,767
Total Asset Management and Strategic Holdings	$(3,945)	$272,621	$268,676	$(3,524)	$10,291	$6,767
Insurance
Policy Liabilities	$—	$3,101	$3,101	$—	$57,698	$57,698
Total Insurance	$—	$3,101	$3,101	$—	$57,698	$57,698

Total Liabilities	$(3,945)	$275,722	$271,777	$(3,524)	$67,989	$64,465

11. INSURANCE INTANGIBLE ASSETS AND LIABILITIES
The following reflects the reconciliation of the components of insurance intangible assets to the total balance reported in the consolidated statements of financial condition as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Deferred Acquisition Costs, or "DAC"	$2,058,207	$1,731,076
Value of Business Acquired	1,122,480	1,165,193
Cost-of-Reinsurance Intangibles	2,274,284	2,302,674
Total Insurance Intangible Assets	$5,454,971	$5,198,943
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	96,370	191,424	4,091	189,340	481,225
Amortization Expense	(61,113)	(68,733)	(4,159)	(20,089)	(154,094)
Balance, as of the End of the Period	$498,650	$910,276	$131,075	$518,206	$2,058,207

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	131,448	158,733	4,510	32,484	327,175
Amortization Expense	(50,770)	(41,817)	(4,388)	(8,727)	(105,702)
Balance, as of the End of the Period	$454,541	$598,886	$132,201	$190,542	$1,376,170
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(1,779)	(21,444)	(6,486)	(9,855)	(3,149)	(42,713)
Balance, as of the End of the Period	$39,456	$556,718	$242,926	$214,492	$68,888	$1,122,480

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(1,868)	(21,302)	(6,863)	(10,333)	(3,386)	(43,752)
Balance, as of the End of the Period	$43,054	$600,070	$256,079	$234,709	$75,320	$1,209,232

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(7,330)	(12,087)	(15,703)	(2,911)	(6,353)	(44,384)
Balance, as of the End of the Period	$37,102	$63,168	$376,113	$82,271	$163,270	$721,924

	Six Months Ended June 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(12,567)	(17,252)	(13,909)	(3,100)	(6,755)	(53,583)
Balance, as of the End of the Period	$53,399	$89,286	$407,304	$88,195	$176,165	$814,349

Unearned Revenue Reserves and Unearned Front-End Loads
The following tables reflect unearned revenue reserves and unearned front-end loads liability roll-forward by product category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	Preneed
Balance, as of the Beginning of the Period	$230,790	$178,053
Deferral	34,588	34,544
Amortized to Income during the Period	(9,886)	(7,735)
Balance, as of the End of the Period	$255,492	$204,862

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	June 30, 2025	December 31, 2024
Policy Liabilities:
Direct	$89,653,945	$84,062,566
Assumed	102,022,291	101,142,800
Total Policy Liabilities	191,676,236	185,205,366
Ceded(1)	(45,292,247)	(45,006,124)
Net Policy Liabilities	$146,383,989	$140,199,242
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

	As of June 30, 2025			As of December 31, 2024
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$14,863	$—	$14,863	$26,854	$—	$26,854
A+	1,809,387	—	1,809,387	1,731,697	—	1,731,697
A	2,147,664	—	2,147,664	2,143,893	—	2,143,893
A-	3,765,137	3,316,991	448,146	3,926,161	3,477,840	448,321
B++	991	—	991	600	—	600
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	—	—	—	(231)	—	—
Not Rated or Private Rating(4)	40,371,697	40,826,856	—	39,979,509	40,484,070	—
Total	$48,109,739	$44,143,847	$4,421,051	$47,808,483	$43,961,910	$4,351,365
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $20.8 million and $16.4 million as of June 30, 2025 and December 31, 2024, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $40.4 billion and $40.0 billion as of June 30, 2025 and December 31, 2024, respectively, associated with cessions to co-investment vehicles ("Ivy and other co-investment vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of both June 30, 2025 and December 31, 2024, Global Atlantic had $2.5 billion of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Premiums:
Direct	$371,631	$130,510	$584,116	$165,373
Assumed	658,080	1,622,987	1,045,493	10,732,365
Ceded	(299,469)	(817,703)	(576,003)	(3,925,422)
Net Premiums	$730,242	$935,794	$1,053,606	$6,972,316

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Policy Fees:
Direct	$226,114	$229,526	$452,989	$455,848
Assumed	267,824	264,553	540,820	438,971
Ceded	(158,964)	(160,179)	(320,362)	(231,972)
Net Policy Fees	$334,974	$333,900	$673,447	$662,847

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Policy Benefits and Claims:
Direct	$1,750,549	$951,940	$2,777,626	$1,796,600
Assumed	1,900,314	2,481,881	3,438,911	12,381,880
Ceded	(859,158)	(1,234,661)	(1,716,538)	(4,718,251)
Net Policy Benefits and Claims	$2,791,705	$2,199,160	$4,499,999	$9,460,229

Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $46.6 billion of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of both June 30, 2025 and December 31, 2024, respectively. As of both June 30, 2025 and December 31, 2024, reinsurers held collateral of $1.1 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of June 30, 2025 and December 31, 2024, these trusts held in excess of the $101.0 billion and $100.2 billion of assets they are required to hold in order to support reserves of $97.7 billion and $96.9 billion, respectively. Of the cash held in trust, Global Atlantic classified $102.3 million and $185.8 million as restricted as of June 30, 2025 and December 31, 2024, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three and six months ended June 30, 2025 and 2024, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$472,387	$667,926	$286,463	$1,350,140
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	—	—	13,477	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$472,387	$667,926	$272,986	$1,350,140
(+) Accumulated Series D Mandatory Convertible Preferred Dividend (if dilutive)(2)	—	—	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$472,387	$667,926	$272,986	$1,350,140

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	890,716,083	887,394,513	889,488,212	886,200,169
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.53	$0.75	$0.31	$1.52

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	890,716,083	887,394,513	889,488,212	886,200,169
Incremental Common Shares:
Assumed vesting of dilutive equity awards (3)	63,493,483	44,651,873	66,323,026	42,393,608
Assumed conversion of Series D Mandatory Convertible Preferred Stock (2)	—	—	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	954,209,566	932,046,386	955,811,238	928,593,777
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.50	$0.72	$0.29	$1.45
(1)For the six months ended June 30, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of $13.5 million.
(2)For the three and six months ended June 30, 2025, the impact of Series D Mandatory Convertible Preferred Stock calculated under the if-converted method was not dilutive.
(3)For the three and six months ended June 30, 2025 and 2024, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

Exchangeable Securities
For the three and six months ended June 30, 2025 and 2024, vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted Average Vested Restricted Holdings Units	9,569,812	7,009,382	8,777,982	6,374,499
Market Condition Awards
For the three and six months ended June 30, 2024, 26.4 million and 29.7 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2025	December 31, 2024
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$728,325	$293,379
Receivables	263,555	259,644
Due from Broker (2)	118,669	97,524
Deferred Tax Assets, net	49,346	50,627
Interest Receivable	290,631	264,680
Fixed Assets, net (3)	954,322	902,896
Foreign Exchange Contracts and Options (4)	113,466	511,513
Goodwill (5)	548,489	509,561
Intangible Assets (6)	1,602,405	1,457,871
Derivative Assets	7,024	8,444
Prepaid Taxes	247,722	167,751
Prepaid Expenses	69,629	57,629
Operating Lease Right of Use Assets (7)	687,230	701,274
Deferred Financing Costs	16,701	19,594
Other	392,693	231,899
Total Asset Management and Strategic Holdings	$6,090,207	$5,534,286

Insurance
Deferred Tax Assets, net	$2,747,849	$2,788,672
Accrued Investment Income	1,534,228	1,475,704
Goodwill	509,972	509,972
Other	393,424	276,104
Intangible Assets and Deferred Sales Inducements(8)	362,064	343,657
Prepaid Taxes	273,557	273,197
Premiums and Other Account Receivables	239,753	254,992
Operating Lease Right of Use Assets(7)	160,400	165,204
Derivative Assets	135,777	61,351
Unsettled Investment Sales(1) and Derivative Collateral Receivables	103,010	141,532
Market Risk Benefit Asset	1,067	2,319
Total Insurance	$6,461,101	$6,292,704

Total Other Assets	$12,551,308	$11,826,990
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $357.1 million and $326.0 million as of June 30, 2025 and December 31, 2024, respectively. Depreciation and amortization expense of $19.6 million and $17.9 million for the three months ended June 30, 2025, and 2024, respectively, and $38.2 million and $35.8 million, for the six months ended June 30, 2025 and 2024, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of June 30, 2025, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of June 30, 2025, there are approximately $(44.0) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)As of June 30, 2025, there are approximately $(150.2) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(7)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $26.5 million and $16.7 million for the three months ended June 30, 2025 and 2024, respectively, and $53.6 million and $33.3 million for the six months ended June 30, 2025 and 2024, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in North America. For the three months ended June 30, 2025 and 2024, the operating lease cost was $5.0 million and $6.3 million, respectively, and for the six months ended June 30, 2025 and 2024, the operating lease cost was $10.1 million and $9.9 million, respectively.

(8)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 11.7 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.7 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively, and $9.4 million and $8.8 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2025	December 31, 2024
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$5,490,581	$4,170,773
Unsettled Investment Purchases (2)	1,324,250	2,081,970
Securities Sold Short (3)	108,546	109,168
Derivative Liabilities	184	—
Accrued Compensation and Benefits	299,290	130,717
Interest Payable	494,311	467,324
Foreign Exchange Contracts and Options (4)	1,367,767	131,339
Accounts Payable and Accrued Expenses	563,567	425,731
Taxes Payable	70,881	91,398
Uncertain Tax Positions	41,059	42,054
Unfunded Revolver Commitments	98,523	96,848
Operating Lease Liabilities (5)	728,974	722,241
Deferred Tax Liabilities, net	2,981,728	2,840,342
Other Liabilities	127,019	138,598
Total Asset Management and Strategic Holdings	$13,696,680	$11,448,503

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$1,285,793	$347,121
Accrued Expenses	608,690	562,226
Derivative Liabilities	591,270	389,187
Securities Sold Under Agreements to Repurchase	364,771	261,396
Insurance Operations Balances in Course of Settlement	223,233	190,775
Operating Lease Liabilities(5)	179,950	185,547
Accrued Employee Related Expenses	101,739	107,049
Tax Payable to Former Parent Company	45,308	49,477
Interest Payable	40,500	40,315
Accounts and Commissions Payable	17,136	31,414
Other Tax Related Liabilities	16,071	22,455
Total Insurance	$3,474,461	$2,186,962

Total Accrued Expenses and Other Liabilities	$17,171,141	$13,635,465
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

(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 12.6 years and 13.1 years as of June 30, 2025 and December 31, 2024, respectively. The weighted average discount rates were 3.6% and 3.7% as of June 30, 2025 and December 31, 2024, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 2 years to 10 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.2 years and 7.4 years as of June 30, 2025 and December 31, 2024, respectively. The weighted average discount rates were 4.8% and 4.7% as of June 30, 2025 and December 31, 2024, respectively. The weighted average remaining lease terms for land were 41.8 years and 42.8 years as of June 30, 2025 and December 31, 2024, respectively. For Asset Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $80.6 million and $86.4 million for the three and six months ended June 30, 2025, respectively. For Asset Management and Strategic Holdings and Insurance, there were no non-cash right of use assets obtained in exchange for new operating lease liabilities for the three and six months ended June 30, 2024.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2025, KKR's commitments to these unconsolidated investment funds were $3.1 billion. KKR generally has not provided any financial support other than its obligated amount as of June 30, 2025. Additionally, Global Atlantic has unfunded commitments of $25.4 million as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	June 30, 2025	December 31, 2024
Investments	$11,101,820	$9,798,370
Due from (to) Affiliates, net	1,551,101	1,437,525
Maximum Exposure to Loss	$12,652,921	$11,235,895

Insurance
Real Assets	$95,795	$124,910
Other Investments	668,912	664,951
Maximum Exposure to Loss	$764,707	$789,861

Total Maximum Exposure to Loss	$13,417,628	$12,025,756

16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	June 30, 2025				December 31, 2024
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,490,836	—	—	—	3,468,753	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,240,836	—	—	—	4,218,753	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	746,444	728,453	—	750,000	746,000	709,328
After 5 Years	—	4,250,000	4,170,566	3,445,516	—	4,250,000	4,167,548	3,436,331
Subtotal	—	5,000,000	4,917,010	4,173,969	—	5,000,000	4,913,548	4,145,659
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year(10)	—	—	—	—	—	31,788	31,762	31,766
1-5 Years	—	919,700	916,684	909,911	—	830,314	826,986	823,390
After 5 Years	—	634,204	627,761	591,217	—	591,902	584,999	570,285
Subtotal	—	1,553,904	1,544,445	1,501,128	—	1,454,004	1,443,747	1,425,441
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	766,058	762,312	726,920	—	673,366	669,325	634,836
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	766,058	762,312	726,920	—	673,366	669,325	634,836
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,090,000	1,058,959	943,296	—	500,000	487,110	366,200
Subtotal	—	1,090,000	1,058,959	943,296	—	500,000	487,110	366,200
KFN USD Senior Notes: (2)(3)(4)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	690,000	685,077	597,795	—	690,000	684,730	608,237
Subtotal	—	690,000	685,077	597,795	—	690,000	684,730	608,237
KFN Junior Subordinated Notes:(2)(4)(5)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	206,017	191,895	159,393	—	258,517	240,136	211,909
Subtotal	—	206,017	191,895	159,393	—	258,517	240,136	211,909
Total KKR & KFN Notes	4,240,836	9,305,979	9,159,698	8,102,501	4,218,753	8,575,887	8,438,596	7,392,282

Other Debt Obligations: (1)(2)(8)	5,541,845	38,701,467	38,201,601	38,117,705	5,628,669	37,697,802	37,495,324	37,409,158

Total	$9,782,681	$48,007,446	$47,361,299	$46,220,206	$9,847,422	$46,273,689	$45,933,920	$44,801,440

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	June 30, 2025	December 31, 2024
KKR USD Senior Notes	4.23%	4.23%
KKR Yen Senior Notes	1.69%	1.67%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	5.84%	4.63%
KFN USD Senior Notes	5.44%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)Interest rates of the notes are floating and the weighted average interest rate is 7.0% and 7.3% and the weighted average years to maturity is 11.3 years and 11.8 years as of June 30, 2025 and December 31, 2024, respectively.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of June 30, 2025 and December 31, 2024, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
(9)KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"), which are non-recourse to KKR beyond the assets of KFN. From time to time, KKR may provide credit support for the funding obligations of its subsidiaries.
(10)On March 21, 2025, the ¥5.0 billion 0.764% Senior Notes due 2025 matured and the principal and accrued interest were paid in full.
KKR Issued 5.100% Senior Notes Due 2035
On August 7, 2025, subsequent to the end of the quarter, KKR & Co. Inc. completed the offering of $900,000,000 aggregate principal amount of its 5.100% Senior Notes due 2035 (the “2035 Notes”). The net proceeds from this offering will be used for the repurchase and refinancing of existing indebtedness of our subsidiary, KKR Financial Holdings LLC, and the remaining amount for general corporate purposes. The 2035 Notes are guaranteed by KKR Group Partnership L.P., a subsidiary of KKR & Co. Inc. (the “2035 Notes Guarantor”). The 2035 Notes are unsecured and unsubordinated obligations of KKR & Co. Inc. The 2035 Notes are fully and unconditionally guaranteed, on an unsubordinated unsecured basis, by the 2035 Notes Guarantor.
KKR Issued 6.875% Subordinated Notes Due 2065
On May 28, 2025, KKR & Co. Inc. completed the offering of $590,000,000 aggregate principal amount of its 6.875% Subordinated Notes due 2065 (the “2065 Notes”), including $40,000,000 principal amount of 2065 Notes issued pursuant to the partial exercise by the underwriters of the 2065 Notes of their 30-day option to purchase up to an additional $82,500,000 principal amount of 2065 Notes to cover over-allotments. The 2065 Notes are guaranteed by KKR Group Partnership L.P., a subsidiary of KKR & Co. Inc. (the “2065 Notes Guarantor”). The 2065 Notes were issued pursuant to an indenture (the “2065 Base Indenture”) dated May 28, 2025, between KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2065 Notes Trustee”), as supplemented by a first supplemental indenture, dated May 28, 2025, (the “2065 First Supplemental Indenture” and, together with the 2065 Base Indenture, the “2065 Notes Indenture”), among KKR & Co. Inc., the 2065 Notes Guarantor and the 2065 Notes Trustee.
The 2065 Notes bear interest at a rate of 6.875% per annum and will mature on June 1, 2065 unless earlier redeemed. Interest on the 2065 Notes accrues from May 28, 2025, and is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025, and ending on the maturity date. The 2065 Notes are unsecured and subordinated obligations of KKR & Co. Inc. The 2065 Notes are fully and unconditionally guaranteed (the “2065 Notes Guarantee”), on a subordinated unsecured basis, by the 2065 Notes Guarantor.

The 2065 Notes Indenture includes covenants, including limitations on KKR & Co. Inc.’s and the 2065 Notes Guarantor’s ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The 2065 Notes Indenture also provides for events of default and further provides that the 2065 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2065 Notes may declare the 2065 Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2065 Notes and any accrued and unpaid interest on the 2065 Notes automatically become due and payable. On or after June 1, 2030, the 2065 Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest to, but excluding, the date of redemption; provided that if the 2065 Notes are not redeemed in whole, at least $25 million aggregate principal amount of the 2065 Notes must remain outstanding after giving effect to such redemption. If a “tax redemption event” (as set forth in the 2065 Notes Indenture) occurs, the 2065 Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such tax redemption event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the 2065 Notes may be redeemed, in whole, but not in part, at any time prior to June 1, 2030, within 90 days of the occurrence of a rating agency event (as set forth in the Indenture), at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
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

As of June 30, 2025, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,541,845	$10,155,335	$10,135,203	$10,051,307	5.7%	4.9
Debt Obligations of Consolidated CFEs	—	28,546,132	28,066,398	28,066,398	(2)	10.1
	$5,541,845	$38,701,467	$38,201,601	$38,117,705
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $3.6 billion.
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

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2025, the fair value of the consolidated CLO assets was $31.2 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Global Atlantic's debt obligations consisted of the following:

	June 30, 2025				December 31, 2024
By Remaining Maturity at Period End Date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$—	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	500,000	475,634	485,550	—	500,000	459,138	474,250
After 5 Years	—	2,050,000	1,939,251	2,083,565	—	2,050,000	1,854,183	2,040,505
Subtotal	—	2,550,000	2,414,885	2,569,115	—	2,550,000	2,313,321	2,514,755
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,350,000	1,329,848	1,362,660	—	1,350,000	1,329,615	1,353,975
Subtotal	—	1,350,000	1,329,848	1,362,660	—	1,350,000	1,329,615	1,353,975

Debt Obligations of Consolidated Special Purpose Vehicles(3)	235,600	104,400	104,400	104,400	269,600	70,400	70,400	70,394
Total	$1,235,600	$4,004,400	$3,849,133	$4,036,175	$1,269,600	$3,970,400	$3,713,336	$3,939,124

(1)Carrying value of debt as of June 30, 2025 and December 31, 2024, includes purchase accounting adjustments of $30.5 million and $34.1 million, respectively, net debt issuance costs of $(56.5) million and $(57.9) million, respectively, and cumulative fair value loss on hedged debt obligations of $(129.3) million and $(233.2) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million for both the three months ended June 30, 2025 and 2024, and $3.6 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated co-investment vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	June 30, 2025	December 31, 2024
Senior Notes	5.67%	5.67%
Subordinated Notes	6.14%	6.14%

Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2025. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of June 30, 2025.

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Policyholders’ Account Balances	$141,862,481	$137,881,796
Liability for Future Policy Benefits	27,626,185	26,795,091
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,695,796	7,491,915
Market Risk Benefit Liability	1,224,026	1,002,236
Other Policy-Related Liabilities(1)	13,267,748	12,034,328
Total Policy Liabilities	$191,676,236	$185,205,366
(1)Other policy-related liabilities as of June 30, 2025 and December 31, 2024 primarily consist of embedded derivatives associated with contractholder deposit funds ($6.9 billion and $6.0 billion, respectively), cost-of-reinsurance liabilities ($3.2 billion and $3.1 billion, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), negative VOBA ($721.9 million and $766.3 million, respectively) and outstanding claims ($357.5 million and $303.8 million, respectively).
Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the six months ended June 30, 2025 and 2024, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$65,086,617	$33,718,335	$22,175,897	$7,158,103	$9,742,844	$137,881,796
Issuances and Premiums Received	6,331,496	3,603,201	576,815	2,240,639	196,675	12,948,826
Benefit Payments, Surrenders, and Withdrawals	(5,815,377)	(2,336,568)	(828,861)	(1,352,089)	(692,903)	(11,025,798)
Interest(2)	1,356,801	479,248	363,635	166,143	171,646	2,537,473
Other Activity(3)	(163,336)	(1,987)	(438,410)	88,315	35,602	(479,816)
Balance as of End of Period	$66,796,201	$35,462,229	$21,849,076	$8,301,111	$9,453,864	$141,862,481
Less: Reinsurance Recoverable	(11,886,810)	(3,042,631)	(7,411,213)	—	(3,369,403)	(25,710,057)
Balance as of End of Period, Net of Reinsurance Recoverable	$54,909,391	$32,419,598	$14,437,863	$8,301,111	$6,084,461	$116,152,424

Average Interest Rate	4.27%	2.86%	3.30%	4.03%	3.32%	3.69%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$108,629,994	$—	$1,127,486	$109,757,480
Cash Surrender Value(5)	$51,946,832	$36,414,223	$13,834,227	$—	$4,401,085	$106,596,367
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

	As of June 30, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,002,102	$125,571	$456,420	$586,700	$32,064,256	$36,235,049
1.00% - 1.99%	1,155,728	649,531	735,170	1,832,684	12,104,028	16,477,141
2.00% - 2.99%	810,311	31,503	54,813	102,258	4,637,124	5,636,009
3.00% - 4.00%	10,947,729	830,104	451,412	1,327,439	2,743,145	16,299,829
Greater Than 4.00%	12,201,507	1,313,060	63,259	6,626	—	13,584,452
Total	$28,117,377	$2,949,769	$1,761,074	$3,855,707	$51,548,553	$88,232,480
Percentage of Total	32%	3%	2%	4%	59%	100%

	As of December 31, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,479,329	$36,286	$357,440	$740,947	$32,674,542	$37,288,544
1.00% - 1.99%	1,304,845	738,935	805,357	1,867,453	10,903,160	15,619,750
2.00% - 2.99%	769,182	36,663	56,798	697,085	3,671,581	5,231,309
3.00% - 4.00%	10,302,787	1,619,059	474,803	1,253,515	1,478,389	15,128,553
Greater Than 4.00%	11,785,696	1,353,687	76,806	7,020	—	13,223,209
Total	$27,641,839	$3,784,630	$1,771,204	$4,566,020	$48,727,672	$86,491,365
Percentage of Total	32%	4%	2%	5%	57%	100%

Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,399,211)	$(1,399,211)	$—	$(208,370)	$(208,370)

Balance at Original Discount Rate	$—	$(1,444,663)	$(1,444,663)	$—	$(241,058)	$(241,058)
Effect of Actual Variances from Expected Experience	—	(111,712)	(111,712)	—	5,463	5,463
Adjusted Beginning of Period Balance	—	(1,556,375)	(1,556,375)	—	(235,595)	(235,595)
Issuances	—	(159,444)	(159,444)	—	(1,138,831)	(1,138,831)
Interest	—	(35,544)	(35,544)	—	(16,470)	(16,470)
Net Premiums Collected	—	172,340	172,340	—	65,732	65,732
Ending Balance at Original Discount Rate	—	(1,579,023)	(1,579,023)	—	(1,325,164)	(1,325,164)
Effect of Changes in Discount Rate Assumptions	—	20,400	20,400	—	43,817	43,817
Balance as of End of Period	$—	$(1,558,623)	$(1,558,623)	$—	$(1,281,347)	$(1,281,347)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$19,067,478	$9,126,824	$28,194,302	$17,427,353	$604,767	$18,032,120

Balance at Original Discount Rate	$22,116,114	$9,336,911	$31,453,025	$20,040,000	$701,655	$20,741,655
Effect of Actual Variances from Expected Experience	17,445	(44,815)	(27,370)	2,262	1,400	3,662
Adjusted Beginning of Period Balance	22,133,559	9,292,096	31,425,655	20,042,262	703,055	20,745,317
Issuances	1,124,442	216,912	1,341,354	2,077,784	8,752,033	10,829,817
Interest	368,021	225,674	593,695	297,183	117,421	414,604
Benefit Payments	(970,535)	(459,022)	(1,429,557)	(892,493)	(237,279)	(1,129,772)
Ending Balance at Original Discount Rate	22,655,487	9,275,660	31,931,147	21,524,736	9,335,230	30,859,966
Effect of Changes in Discount Rate Assumptions	(2,657,844)	(88,495)	(2,746,339)	(3,173,775)	(218,444)	(3,392,219)
Balance as of End of Period	19,997,643	9,187,165	29,184,808	18,350,961	9,116,786	27,467,747
Net Liability for Future Policy Benefits	19,997,643	7,628,542	27,626,185	18,350,961	7,835,439	26,186,400
Less: Reinsurance Recoverable(3)	(9,661,282)	(6,068,982)	(15,730,264)	(9,481,224)	(6,220,344)	(15,701,568)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$10,336,361	$1,559,560	$11,895,921	$8,869,737	$1,615,095	$10,484,832
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $215.0 million and $(358.1) million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Gross Premiums
	Six Months Ended June 30,
	2025	2024
Payout Annuities	$1,208,885	$2,253,977
Other	398,142	8,619,184
Total Products	$1,607,027	$10,873,161
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Payout Annuities	Other	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.98%	5.24%	3.81%	4.89%
Weighted-Average Interest Rates, Current Discount Rate	5.27%	5.24%	5.44%	5.51%
Weighted-Average Liability Duration (Years, Current Rates)	8.22	8.82	8.45	9.46
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Payout Annuities	Other	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$34,798,306	$16,369,525	$33,415,451	$16,509,005
Expected Future Benefit Payments, Discounted (Original Discount Rate)	22,655,487	9,275,660	22,116,114	9,336,911
Expected Future Benefit Payments, Discounted (Current Discount Rate)	19,997,643	9,187,165	19,067,478	9,126,824

Expected Future Gross Premiums, Undiscounted	—	2,106,670	—	2,072,528
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,706,571	—	1,614,118
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,780,472	—	1,567,542
Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Balance as of Beginning of Period	$7,630,210	$7,251,266
Effect of Changes in Experience	(69,052)	(23,569)
Adjusted Balance as of Beginning of Period	7,561,158	7,227,697
Issuances	10,972	11,579
Assessments	346,963	350,460
Benefits Paid	(273,936)	(264,671)
Interest	125,831	119,401
Balance as of End of Period	7,770,988	7,444,466
Less: Impact of Unrealized Investment Gains and Losses	75,192	140,804
Less: Reinsurance Recoverable, End of Period	1,673,704	1,500,742
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$6,022,092	$5,802,920
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.

The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Gross Assessments
	Six Months Ended June 30,
	2025	2024
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$292,533	$349,862
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Weighted-Average Interest, Current Discount Rate	3.29%	3.29%
Weighted-Average Liability Duration (Years)	25.68	26.51
Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$815,981	$183,936	$999,917	$868,268	$252,683	$1,120,951

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$716,544	$150,107	$866,651	$790,616	$225,593	$1,016,209
Issuances	50,174	89	50,263	15,254	(5)	15,249
Interest	19,667	4,472	24,139	21,483	5,197	26,680
Attributed Fees Collected	54,715	43,864	98,579	51,918	44,674	96,592
Benefit Payments	(4,128)	(4,005)	(8,133)	(3,404)	(3,567)	(6,971)
Effect of Changes in Interest Rates	8,474	21,600	30,074	(106,708)	(56,828)	(163,536)
Effect of Changes in Equity Markets	(13,573)	(11,930)	(25,503)	(12,409)	(48,291)	(60,700)
Effect of Actual Experience Different from Assumptions	4,947	(7,972)	(3,025)	8,666	(8,001)	665
Effect of Changes in Other Future Expected Assumptions	43,854	—	43,854	—	—	—
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	880,674	196,225	1,076,899	765,416	158,772	924,188
Effect of Changes in Instrument-Specific Credit Risk	109,669	36,391	146,060	72,008	23,385	95,393
Balance as of End of Period	990,343	232,616	1,222,959	837,424	182,157	1,019,581
Less: Reinsurance Recoverable as of the End of the Period	—	(11,090)	(11,090)	—	(12,097)	(12,097)
Balance as of End of Period, Net of Reinsurance Recoverable	$990,343	$221,526	$1,211,869	$837,424	$170,060	$1,007,484

Net Amount at Risk	$4,988,972	$1,311,376	$6,300,348	$4,451,112	$1,296,878	$5,747,990
Weighted-average Attained Age of Contract holders (Years)	71	70	71	71	69	71

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$970	$991,313	$(990,343)	$2,319	$818,300	$(815,981)
Variable- and Other Annuities	97	232,713	(232,616)	—	183,936	(183,936)
Total	$1,067	$1,224,026	$(1,222,959)	$2,319	$1,002,236	$(999,917)

Significant Inputs, Judgments, and Assumptions Used in Measuring Market Risk Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the review conducted during the six months ended June 30, 2025, assumptions for fixed-indexed annuities activations were updated, which resulted in a $43.9 million decrease to net income before taxes.
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
The following table presents the balances of and changes in separate account liabilities:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,400,617	$580,443	$3,981,060	$3,565,029	$541,971	$4,107,000
Premiums and Deposits	12,859	5,820	18,679	12,750	6,487	19,237
Surrenders, Withdrawals and Benefit Payments	(253,614)	(9,072)	(262,686)	(270,322)	(11,203)	(281,525)
Investment Performance	141,279	38,978	180,257	299,722	57,974	357,696
Other	(51,876)	(22,052)	(73,928)	(56,624)	(23,142)	(79,766)
Balance as of End of Period	$3,249,265	$594,117	$3,843,382	$3,550,555	$572,087	$4,122,642

Cash Surrender Value as of End of Period(1)	$3,249,265	$594,117	$3,843,382	$3,550,555	$572,087	$4,122,642
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.

The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	June 30, 2025	December 31, 2024
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,802,188	$1,930,973
Equity	1,692,479	1,685,944
Fixed Income	139,324	146,475
Money Market	208,881	217,086
Alternative	510	582
Total Assets Supporting Separate Account Liabilities	$3,843,382	$3,981,060

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
For the three months ended June 30, 2025 and 2024, the effective tax rates for KKR & Co. Inc. were 11.4% and 17.9%, respectively, and for the six months ended June 30, 2025 and 2024, the effective tax rates were 11.3% and 18.9%, respectively. The effective tax rate differs from the 21% U.S. federal income tax rate primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
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

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amended and extended certain provisions of the provisions of the 2017 Tax Cuts and Jobs Act. At this time, KKR does not believe the OBBBA will have a material impact on KKR’s income taxes but is still evaluating the potential impact on KKR’s business.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset Management	$150,261	$149,584	$313,137	$303,929
Insurance	23,371	35,323	44,063	64,389
Total	$173,632	$184,907	$357,200	$368,318
KKR Equity Incentive Awards
Under KKR's equity incentive plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"), and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of June 30, 2025, 54,531,142 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former Global Atlantic employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of June 30, 2025, there was approximately $717 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.

A summary of the status of unvested Service-Vesting Awards from January 1, 2025, through June 30, 2025, is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	21,105,890	$64.65
Granted	61,595	127.85
Vested	(5,708,824)	58.45
Forfeitures	(679,089)	72.29
Balance, June 30, 2025	14,779,572	$66.96
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
As of June 30, 2025, there was approximately $455 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.1 years.

A summary of the status of unvested Market Condition Awards from January 1, 2025 through June 30, 2025 is presented below:

	Shares (1)	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	38,019,023	$31.33
Granted	—	—
Vested	(6,890)	43.29
Forfeitures	(501,471)	44.89
Balance, June 30, 2025	37,510,662	$31.15
(1)Unvested Market Condition Awards include restricted holdings units granted to certain current and former Global Atlantic employees.
As of June 30, 2025, all of the Market Condition awards have met their market price based vesting condition. These Market Condition awards remain unvested until their service conditions (as described above) are satisfied.
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
As of June 30, 2025, there was approximately $218 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from July 1, 2025, to December 31, 2026. As of June 30, 2025, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2025	December 31, 2024
Amounts Due From Unconsolidated Investment Funds	$1,648,580	$1,583,090
Amounts Due From Portfolio Companies	304,770	272,955
Due From Affiliates	$1,953,350	$1,856,045
Due to Affiliates consists of:

	June 30, 2025	December 31, 2024
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$355,502	$378,951
Amounts Due to Unconsolidated Investment Funds	97,479	145,565
Due to Affiliates	$452,981	$524,516

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
Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, intersegment asset transfers have and may continue to occur. In these cases in segment reporting, the assets are transferred at their fair value, and no gain or loss is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance, and Strategic Holdings segments:
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

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset Management
Management Fees (1)(2)	$995,763	$847,307	$1,913,097	$1,662,634
Transaction and Monitoring Fees, Net	234,249	222,858	495,758	374,942
Fee Related Performance Revenues	53,737	37,145	75,014	56,246
Fee Related Compensation	(224,656)	(193,779)	(434,677)	(366,419)
Other Operating Expenses	(172,339)	(158,134)	(339,835)	(303,265)
Fee Related Earnings	886,754	755,397	1,709,357	1,424,138
Realized Performance Income	418,850	482,309	766,770	753,854
Realized Performance Income Compensation	(309,536)	(359,470)	(569,467)	(553,017)
Realized Investment Income (3)	153,998	138,546	371,955	273,299
Realized Investment Income Compensation	(23,100)	(20,782)	(55,794)	(40,993)
Asset Management Segment Earnings	$1,126,966	$996,000	$2,222,821	$1,857,281

Insurance
Net Investment Income (1) (3)	$1,788,525	$1,538,046	$3,517,868	$3,024,465
Net Cost of Insurance	(1,277,381)	(1,070,616)	(2,518,603)	(2,073,943)
General, Administrative and Other	(233,212)	(214,217)	(462,561)	(424,469)
Insurance Operating Earnings	$277,932	$253,213	$536,704	$526,053

Strategic Holdings
Dividends, Net (2)	$29,121	$40,852	$60,607	$61,572
Strategic Holdings Operating Earnings	29,121	40,852	60,607	61,572
Net Realized Investment Income	—	—	—	—
Strategic Holdings Segment Earnings	$29,121	$40,852	$60,607	$61,572

Total Segment Earnings	$1,434,019	$1,290,065	$2,820,132	$2,444,906

(1) Includes intersegment management fees of $165.5 million and $127.1 million earned by the Asset Management segment from the Insurance segment for the three months ended June 30, 2025 and 2024, respectively, and $325.2 million and $239.5 million for the six months ended June 30, 2025 and 2024, respectively.

(2) Includes intersegment management fees of $9.3 million and $8.2 million earned by the Asset Management segment from the Strategic Holdings segment for the three months ended June 30, 2025 and 2024, respectively, and $17.2 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively.

(3) Includes intersegment interest expense of $2.8 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $7.7 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively.

	As of June 30,
	2025	2024
Segment Assets:
Asset Management	$28,102,340	$25,959,516
Insurance	253,782,595	236,339,708
Strategic Holdings	9,725,453	7,185,608
Total Segment Assets	$291,610,388	$269,484,832

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Cash Expenses Excluded from Segment Earnings	2025	2024	2025	2024
Equity Based Compensation
Asset Management	$150,261	$149,584	$313,137	$303,929
Insurance	23,371	35,323	44,063	64,389
Total Non-Cash Expenses	$173,632	$184,907	$357,200	$368,318

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Total GAAP Revenues	$5,088,843	$4,171,910	$8,199,026	$13,828,648
Impact of Consolidation and Other	259,812	275,929	518,026	546,516
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(910,732)	(738,125)	(2,069,837)	(2,001,067)
Realized Carried Interest	405,527	458,559	733,022	708,827
Realized Investment Income	153,998	138,546	371,955	273,299
Capstone Fees	(24,755)	(21,563)	(45,592)	(40,077)
Expense Reimbursements	(29,494)	(27,168)	(61,702)	(35,261)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	29,121	40,852	60,607	61,572
Insurance Adjustments:
Net Premiums	(730,242)	(935,794)	(1,053,606)	(6,972,316)
Policy Fees	(334,974)	(333,900)	(673,447)	(662,847)
Other Income	(85,964)	(63,889)	(141,452)	(120,274)
(Gains) Losses from Investments(1)	138,242	308,517	1,437,257	567,000
Non-Operating Changes in Policy Liabilities and Derivatives	(285,139)	33,189	(73,188)	52,992
Total Segment Revenues (2)	$3,674,243	$3,307,063	$7,201,069	$6,207,012
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Total GAAP Expenses	$4,746,444	$3,946,329	$8,577,399	$13,259,273
Impact of Consolidation and Other	(195,831)	(119,811)	(334,463)	(189,962)
Asset Management Adjustments:
Equity-based Compensation	(150,261)	(149,584)	(313,137)	(303,929)
Unrealized Carried Interest Compensation	(343,769)	(153,003)	(989,939)	(910,455)
Transaction-related and Non-operating Items	(10,765)	(1,308)	(21,316)	(62,983)
Reimbursable Expenses	(29,494)	(27,168)	(61,702)	(35,261)
Capstone Expenses	(22,690)	(19,301)	(45,022)	(37,595)
Insurance Adjustments:
Net Premiums	(730,242)	(935,794)	(1,053,606)	(6,972,316)
Policy Fees	(334,974)	(333,900)	(673,447)	(662,847)
Other Income	(85,964)	(63,889)	(141,452)	(120,274)
Non-Operating Changes in Policy Liabilities	(572,118)	(85,838)	(506,723)	(128,332)
Equity-Based Compensation	(23,371)	(35,323)	(44,063)	(64,389)
Amortization of Intangibles	(4,699)	(4,412)	(9,398)	(8,824)
Transaction-Related and Non-Operating Items	(2,042)	—	(2,194)	—
Total Segment Expenses (1)	$2,240,224	$2,016,998	$4,380,937	$3,762,106
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (Loss) Before Tax (GAAP)	$1,528,768	$1,210,205	$2,299,835	$2,573,256
Impact of Consolidation and Other	(876,763)	(148,924)	(1,877,153)	(338,520)
Interest Expense, Net	53,020	77,101	127,529	149,908
Asset Management Adjustments:
Unrealized (Gains) Losses	257,754	(76,175)	637,091	(475,253)
Unrealized Carried Interest	(429,906)	(190,143)	(1,237,619)	(1,136,959)
Unrealized Carried Interest Compensation	343,769	153,003	989,939	910,455
Transaction-related and Non-operating Items	10,765	1,308	21,316	62,983
Equity-based Compensation	63,750	66,535	142,027	140,312
Equity-based Compensation - Performance based	86,512	83,050	171,111	163,618
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(64,304)	(344,709)	(385,712)	(417,966)
Insurance Adjustments:
(Gains) Losses from Investments(1)	290,084	312,614	1,649,024	559,531
Non-Operating Changes in Policy Liabilities and Derivatives	140,458	106,465	227,089	180,328
Transaction-Related and Non-Operating Items	2,042	—	2,194	—
Equity-Based Compensation	23,371	35,323	44,063	64,389
Amortization of Acquired Intangibles	4,699	4,412	9,398	8,824
Total Segment Earnings	$1,434,019	$1,290,065	$2,820,132	$2,444,906
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	June 30, 2025	June 30, 2024
Total GAAP Assets	$380,867,573	$348,469,179
Impact of Consolidation and Reclassifications	(83,766,604)	(74,995,381)
Carry Pool Reclassifications	(5,490,581)	(3,988,966)
Total Segment Assets	$291,610,388	$269,484,832
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less (the “Share Repurchase Program Increase Threshold”). The Share Repurchase Program Increase Threshold was reached during the three months period ending June 30, 2025, which automatically added an additional $500 million to the then remaining available amount. As of July 25, 2025, there was approximately $459 million remaining under the program. Any additional increases to this remaining available amount would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock repurchased	36,411	—	36,411	—
Equity awards for common stock retired	917,903	923,863	922,135	923,863
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third-party investors in certain of Global Atlantic's consolidated entities.

The following table presents the balances of, and changes in, Noncontrolling Interests:

	Three Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$39,565,465	$34,568,564
Net Income (Loss) Attributable to Noncontrolling Interests	776,166	295,644
Other Comprehensive Income (Loss), net of tax	(1,046)	(3,358)
Equity-Based Compensation (Non Cash Contribution)	96,635	108,152
Change in KKR & Co. Inc.'s Ownership Interest	(65,384)	(123,282)
Capital Contributions	1,063,431	1,958,078
Capital Distributions	(941,062)	(2,306,395)
Changes in Consolidation	261,413	1,067,974
Balance at the end of the period	$40,755,618	$35,565,377

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$36,747,947	$34,904,791
Net Income (Loss) Attributable to Noncontrolling Interests	1,638,094	674,602
Other Comprehensive Income (Loss), net of tax	4,953	(4,838)
Compensation Modification - Issuance of Holdings III Units	—	53,623
Equity-Based Compensation (Non-Cash Contribution)	198,216	212,059
2024 GA Acquisition - Cash consideration (See Note 1)	—	(2,622,230)
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—	40,789
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	—	2,169,300
Change in KKR & Co. Inc.'s Ownership Interest	(192,994)	(288,512)
Capital Contributions	1,897,075	3,396,280
Capital Distributions	(1,929,065)	(4,038,461)
Changes in Consolidation	2,391,392	1,067,974
Balance at the end of the period	$40,755,618	$35,565,377

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
The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	Three Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$1,921,480	$922,093
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	68,175	29,666
Capital Contributions	29,116	341,868
Capital Distributions	(25,173)	(2,140)
Balance at the end of the period	$1,993,598	$1,291,487

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the period	$1,585,177	$615,427
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	76,669	62,344
Capital Contributions	364,629	624,121
Capital Distributions	(32,877)	(10,405)
Balance at the end of the period	$1,993,598	$1,291,487

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of June 30, 2025, KKR had unfunded commitments consisting of $10.5 billion to its investment funds and vehicles. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of June 30, 2025, these capital markets commitments amounted to $0.3 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of June 30, 2025, have been reduced to reflect the amount expected to be funded by such third parties. As of June 30, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion.
Global Atlantic has commitments to purchase or fund investments of $4.6 billion as of June 30, 2025. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $15.7 million for current expected credit losses as of June 30, 2025.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $414.4 million as of June 30, 2025, with expiration dates occurring between February 2026 and September 2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects.
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

As of June 30, 2025, approximately $521 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2025 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $214 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of June 30, 2025, Associates Holdings had access to cash reserves sufficient to reimburse the full $214 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.2 billion as of June 30, 2025. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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

In addition, the Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, Global Atlantic (Fin) Company ("GA FinCo"), a Delaware corporation and wholly-owned indirect subsidiary of TGAFG, the holding company for the Global Atlantic business, is obligated to make annual payments out of available cash, guaranteed by GAFG, to Goldman Sachs over an approximately 25-year period. As of June 30, 2025, the present value of the remaining amount to be paid is $45.3 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and GAFG.
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
On January 8, 2025, KKR, Messrs. Kravis and Roberts, Prisma Capital Partners L.P., and certain other defendants entered into an agreement with the Commonwealth of Kentucky, Kentucky Public Pensions Authority, County Employees Retirement System and Kentucky Retirement Systems (the “KPPA Entities”) to settle the 2020 AG Action and the 2024 AG Action. On May 12, 2025, the Kentucky trial court entered an order declining to enter the parties’ jointly proposed order approving the settlement. Because the receipt of the court’s approval was a contractual condition to the settlement becoming final, the settlement agreement terminated. KKR, Messrs. Kravis and Roberts, Prisma Capital Partners L.P., and the other defendants that were party to the settlement agreement continue to deny any liability, wrongdoing, or damage, maintain that the settlement was not an admission of any fault, liability, wrongdoing or damage, and maintain that they entered into the settlement solely to avoid further legal expense, inconvenience, and the distraction of burdensome and protracted litigation. KKR intends to continue to vigorously defend against all claims against KKR and Messrs. Kravis and Roberts.
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
KKR has been subject to investigations by the Antitrust Division of the DOJ (the “DOJ”) related to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart‐Scott‐Rodino Act of 1976 (“HSR”) for certain transactions in 2021 and 2022. Since 2022, KKR has been cooperating with the DOJ in connection with these investigations and has engaged in discussions with the DOJ about possible resolution of these investigations. On January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against KKR and various KKR-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including potential disgorgement and injunctive relief against future violations of the HSR Act. On January 14, 2025, KKR filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission (“FTC”), and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR intends to vigorously defend against the DOJ Complaint and filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR’s motion to dismiss the DOJ Complaint. In addition to the DOJ’s litigation and investigations, the DOJ may initiate additional civil or criminal proceedings or take other actions against KKR, its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non‐financial consequences to KKR. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures. In addition, KKR is currently subject to other investigations by the Antitrust Division of the DOJ related to antitrust matters, including restrictions on interlocking directorates under Section 8 of the Clayton Act. KKR is currently cooperating with the DOJ in connection with these other investigations.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $4.5 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively, and $9.1 million and $10.2 million for the six months ended June 30, 2025 and 2024, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both June 30, 2025 and December 31, 2024, the total capacity of the financing arrangements with third parties was $2.4 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both June 30, 2025 and December 31, 2024.

25. SUBSEQUENT EVENTS
A dividend of $0.185 per share of common stock of KKR & Co. Inc. has been declared and was announced on July 31, 2025. This dividend will be paid on August 26, 2025 to common stockholders of record as of the close of business on August 11, 2025.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on July 31, 2025 and set aside for payment. This dividend will be paid on September 1, 2025 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on August 15, 2025.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 790 private equity investments in portfolio companies with a total transaction value in excess of $815 billion as of June 30, 2025. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity (including technology, health care, and impact strategies), and core private equity. We also provide capital markets services for our firm, our portfolio companies, and third parties. Our balance sheet provides a significant source of capital for the growth and expansion of our business, which has allowed us to further align our interests with those of our investment vehicle investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by our wholly-owned subsidiary Global Atlantic, which is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products, and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow, and pension risk transfer, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of June 30, 2025, Global Atlantic served over three and a half million policyholders.
Our Strategic Holdings business is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. As of June 30, 2025, our Strategic Holdings segment consisted of our ownership stakes in 18 companies that we acquired through our core private equity strategy.

Asset Management
Our asset management business offers a broad range of investment management services to fund investors around the world. In our asset management business, we have five business lines: (1) Private Equity, (2) Real Assets, (3) Credit and Liquid Strategies, (4) Capital Markets, and (5) Principal Activities. In addition to the overviews of each of these business lines provided in this report, please also refer to our Annual Report. As an asset management firm, we earn fees, including management fees and incentive fees, and carried interest for providing investment management and other services to our investment vehicles, CLOs, managed accounts, portfolio companies, and certain operating companies, and we generate transaction fees from capital markets transactions. We earn additional investment income by investing our own capital alongside investors in our investment vehicles and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested. Subsequent to June 30, 2025, KKR acquired a majority ownership stake in HealthCare Royalty Partners, a middle-market biopharma royalty acquisition company, which manages approximately $3 billion of assets.
Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity and growth equity, which includes technology, health care, and impact strategies. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of June 30, 2025, our Private Equity business line had $214.6 billion of AUM, consisting of $156.9 billion in traditional private equity, $39.6 billion in core private equity and $18.1 billion in growth equity, which includes $4.5 billion of impact investments.
The table below presents information as of June 30, 2025, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2025.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	4/2025	4/2031	$15,881	$15,881	$—	$—	$—	$—	$—
North America Fund XIII	8/2021	4/2025	18,400	3,169	15,534	327	15,123	19,782	700
Americas Fund XII	5/2017	5/2021	13,500	1,386	12,747	14,430	9,150	19,169	1,706
North America Fund XI	11/2012	1/2017	8,718	48	10,165	23,097	2,167	3,479	232
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,962	1,366	—	1,366	1,428	—
European Fund VI	6/2022	6/2028	7,560	3,466	4,094	—	4,094	4,065	—
European Fund V	7/2019	2/2022	6,384	629	5,878	2,827	4,455	6,620	397
European Fund IV	2/2015	3/2019	3,513	18	3,647	5,726	1,621	2,684	189
European Fund III (5)	3/2008	3/2014	5,506	—	5,360	10,647	—	—	—
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	6,645	8,918	1,920	8,397	14,357	1,166
Asian Fund III	8/2017	7/2020	9,000	1,264	8,266	8,663	6,129	11,094	966
Asian Fund II	10/2013	3/2017	5,825	—	7,496	6,703	1,676	818	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	1,079	1,661	—	1,661	1,871	1
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	68	2,255	1,761	1,680	2,572	159
Next Generation Technology Growth Fund	3/2016	12/2019	659	3	671	1,314	241	945	74
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	1,820	1,969	—	1,969	2,382	5
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	74	1,387	554	1,057	1,842	132
Global Impact Fund II	6/2022	6/2028	2,717	1,526	1,191	—	1,191	1,118	—
Global Impact Fund	2/2019	3/2022	1,242	214	1,210	620	973	1,618	124
Co-Investment Vehicles and Other	Various	Various	30,303	3,476	27,499	11,958	21,044	26,128	1,670
Core Investors II	8/2022	8/2027	11,814	8,963	2,851	108	2,851	3,582	8
Core Investors I	2/2018	8/2022	8,500	23	9,530	1,658	8,299	16,905	20
Other Core Vehicles	Various	Various	7,437	1,182	6,332	2,030	5,722	8,984	16
Unallocated Commitments (6)	N/A	N/A	1,236	1,236	—	—	—	—	—

Total Private Equity			$220,582	$55,132	$173,061	$163,156	$100,866	$151,443	$7,219
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2025.
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
Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of June 30, 2025, our Real Assets business line had $179.4 billion of AUM, consisting of $90.5 billion in infrastructure, $82.5 billion in real estate (of which $43.6 billion is real estate credit and $38.9 billion is real estate equity), $5.0 billion in energy, and $1.4 billion of unallocated commitments from a strategic investment partnership.

The table below presents information as of June 30, 2025, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$12,536	$12,536	$—	$—	$—	$—	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,613	2,675	14,309	987	13,963	18,142	806
Global Infrastructure Investors III	7/2018	6/2021	7,175	908	6,628	4,513	3,992	6,125	316
Global Infrastructure Investors II	12/2014	6/2018	3,040	133	3,167	5,710	560	972	45
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	3,126	3,428	228	3,210	4,048	141
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	535	3,542	1,819	2,479	3,280	262
Diversified Core Infrastructure Fund	12/2020	(5)	12,026	1,559	10,700	1,241	10,620	11,763	—
Global Climate Transition Fund(6)	7/2024	7/2030	2,945	2,945	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	1,928	1,928	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	665	3,817	340	3,572	3,953	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	133	1,972	2,811	352	275	(5)
Real Estate Partners Americas	5/2013	5/2017	1,229	15	1,024	1,444	—	—	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,068	285	1,988	488	1,670	1,715	—
Real Estate Partners Europe	8/2015	12/2019	710	97	692	783	196	187	(17)
Asia Real Estate Partners	7/2019	7/2023	1,682	361	1,368	325	1,152	1,298	—
Property Partners Americas	12/2019	(5)	2,571	46	2,525	159	2,525	2,244	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	386	895	913	26
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	634	1,008	1,002	4
Energy Related Vehicles	Various	Various	4,385	62	4,196	2,162	1,061	1,519	45
Co-Investment Vehicles and Other	Various	Various	16,233	3,784	12,489	2,063	12,069	13,166	62
Unallocated Commitments(7)	N/A	N/A	1,360	1,360	—	—	—	—	—

Total Real Assets			$105,935	$33,275	$74,879	$28,321	$59,324	$70,602	$1,681
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.
(6)Includes another climate strategy vehicle with different fund terms and whose investment period has not yet begun as of June 30, 2025. This vehicle's investment period start date and end date will be determined based upon the date of the close of its first investment.
(7)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.

Private Equity and Real Asset Performance
The table below presents information as of June 30, 2025, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2025, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360	10,647	—	10,647	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,166	—	1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,165	23,097	3,479	26,576	23.5%	18.9%	2.6
Asian Fund II (2013)	5,825	7,496	6,703	818	7,521	0.1%	(1.4)%	1.0
Real Estate Partners Americas (2013)	1,229	1,024	1,444	—	1,444	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,167	5,710	972	6,682	19.4%	16.8%	2.1
European Fund IV (2015)	3,513	3,647	5,726	2,684	8,410	22.1%	17.0%	2.3
Real Estate Partners Europe (2015)	710	692	783	187	970	11.1%	8.3%	1.4
Next Generation Technology Growth Fund (2016)	659	671	1,314	945	2,259	29.3%	25.1%	3.4
Health Care Strategic Growth Fund (2016)	1,331	1,387	554	1,842	2,396	15.6%	10.8%	1.7
Americas Fund XII (2017)	13,500	12,747	14,430	19,169	33,599	24.5%	20.4%	2.6
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	634	1,002	1,636	9.1%	7.7%	1.6
Core Investment Vehicles (2017)	27,751	18,713	3,796	29,471	33,267	15.8%	15.5%	1.8
Asian Fund III (2017)	9,000	8,266	8,663	11,094	19,757	25.0%	19.6%	2.4
Real Estate Partners Americas II (2017)	1,921	1,972	2,811	275	3,086	23.7%	19.1%	1.6
Global Infrastructure Investors III (2018)	7,175	6,628	4,513	6,125	10,638	13.9%	11.0%	1.6
Global Impact Fund (2019)	1,242	1,210	620	1,618	2,238	19.5%	14.5%	1.8
European Fund V (2019)	6,384	5,878	2,827	6,620	9,447	14.1%	11.1%	1.6
Energy Income and Growth Fund II (2018)	994	1,198	554	1,362	1,916	13.3%	11.7%	1.6
Asia Real Estate Partners (2019)	1,682	1,368	325	1,298	1,623	7.2%	3.8%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,255	1,761	2,572	4,333	21.3%	17.0%	1.9
Real Estate Credit Opportunity Partners II (2019)	950	976	386	913	1,299	10.1%	7.8%	1.3
Asia Pacific Infrastructure Investors (2020)	3,792	3,542	1,819	3,280	5,099	16.0%	11.9%	1.4
Asian Fund IV (2020)	14,735	8,918	1,920	14,357	16,277	26.8%	20.0%	1.8
Real Estate Partners Europe II (2020)	2,068	1,988	488	1,715	2,203	4.4%	2.1%	1.1
Real Estate Partners Americas III (2021)	4,253	3,817	340	3,953	4,293	5.1%	3.1%	1.1
Health Care Strategic Growth Fund II (2021)	3,789	1,969	—	2,382	2,382	13.7%	5.9%	1.2
North America Fund XIII (2021)	18,400	15,534	327	19,782	20,109	15.4%	11.1%	1.3
Global Infrastructure Investors IV (2022)	16,613	14,309	987	18,142	19,129	15.3%	11.8%	1.3
Asia Pacific Infrastructure Investors II (2022)	6,348	3,428	228	4,048	4,276	33.3%	23.1%	1.2
Ascendant Fund (2022)	4,328	1,366	—	1,428	1,428	4.6%	(5.1)%	1.0
Next Generation Technology Growth Fund III (2022)	2,740	1,661	—	1,871	1,871	17.6%	5.4%	1.1
European Fund VI (2023)	7,560	4,094	—	4,065	4,065	(0.7)%	(5.7)%	1.0
Global Impact Fund II (2023) (3)	2,717	1,191	—	1,118	1,118	—	—	—
Global Infrastructure Investors V (2024) (3)	12,536	—	—	—	—	—	—	—
Global Climate Transition Fund (2024) (3)	2,945	—	—	—	—	—	—	—
Real Estate Partners Americas IV (2024) (3)	1,928	—	—	—	—	—	—	—
North America Fund XIV (2025)(3)	15,881	—	—	—	—	—	—	—
Subtotal - Included Funds	266,164	198,496	185,961	168,587	354,548	16.0%	12.3%	1.8

All Funds	$282,639	$214,971	$236,230	$168,587	$404,817	25.5%	18.6%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on June 30, 2025.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2025. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of June 30, 2025, our Credit and Liquid Strategies business line had $291.8 billion of AUM, comprised of $134.0 billion of assets managed in our leveraged credit strategies, $75.0 billion of assets in asset-based finance, $44.8 billion in direct lending, $7.6 billion of assets managed in our SIG strategy, and $30.4 billion of assets managed through our hedge fund platform, which we refer to as the liquid strategies component of our credit and liquid strategies business. Asset-based finance and direct lending together represent our private credit strategy. We manage $149.2 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $16.2 billion in assets under management, which is reflected in the AUM of our credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
The table below presents information as of June 30, 2025, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,375	$930	$1,445	$51	$1,445	$1,663	$31
Dislocation Opportunities Fund	8/2019	11/2021	2,967	323	2,644	1,839	1,448	1,545	84
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,622	615	687	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	94	135	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	1	(20)
Asset-Based Finance Partners II	3/2024	3/2028	4,727	4,727	—	—	—	—	—
Asset-Based Finance Partners	10/2020	7/2025	2,059	692	1,367	323	1,367	1,486	63
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	250	1,995	1,010	1,251	1,167	—
Lending Partners IV	3/2022	9/2026	1,150	288	862	141	862	889	11
Lending Partners III	4/2017	11/2021	1,498	540	958	1,223	415	363	39
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,261	71	17	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	7	—
Lending Partners Europe II	5/2019	9/2023	837	204	633	598	315	353	9
Lending Partners Europe	3/2015	3/2019	848	184	662	595	97	84	—
Asia Credit Opportunities	1/2021	5/2025	1,084	355	729	64	727	900	32
Other Alternative Credit Vehicles	Various	Various	16,830	7,158	9,916	6,997	4,966	6,654	9

Total Credit and Liquid Strategies			$45,238	$16,166	$29,314	$20,247	$13,880	$15,951	$258
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on June 30, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to June 30, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.18%	6.49%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.86%
Opportunistic Credit (3)	May 2008	10.50%	8.99%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.03%
Bank Loans	Apr 2011	5.86%	5.29%	S&P/LSTA Loan Index (4)	4.89%
High-Yield	Apr 2011	6.32%	5.73%	BoAML HY Master II Index (5)	5.67%
European Leveraged Loans (6)	Sep 2009	4.96%	4.44%	CS Inst West European Leveraged Loan Index (7)	4.04%
European Credit Opportunities (6)	Sept 2007	6.87%	5.64%	S&P European Leveraged Loans (All Loans) (8)	4.51%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to June 30, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,375	$1,445	$51	$1,663	$1,714	16.4%	12.2%	1.2
Dislocation Opportunities Fund	Aug 2019	2,967	2,644	1,839	1,545	3,384	10.1%	8.0%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,622	687	3,309	0.5%	(1.3)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	135	2,034	(2.4)%	(4.2)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	1	1,167	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	4,727	—	—	—	—	N/A	N/A	N/A
Asset-Based Finance Partners	Oct 2020	2,059	1,367	323	1,486	1,809	14.9%	11.1%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	1,995	1,010	1,167	2,177	2.2%	0.4%	1.1
Lending Partners IV	Mar 2022	1,150	862	141	889	1,030	17.8%	14.1%	1.2
Lending Partners III	Apr 2017	1,498	958	1,223	363	1,586	14.2%	11.6%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,261	17	1,278	2.8%	1.4%	1.1
Lending Partners	Dec 2011	460	420	458	7	465	3.2%	1.6%	1.1
Lending Partners Europe II	May 2019	837	633	598	353	951	17.0%	13.5%	1.5
Lending Partners Europe	Mar 2015	848	662	595	84	679	0.9%	(1.0)%	1.0
Asia Credit Opportunities	Jan 2021	1,084	729	64	900	964	15.6%	11.7%	1.3
Other Alternative Credit Investment Vehicles	Various	16,830	9,916	6,997	6,654	13,651	N/A	N/A	N/A
All Funds		$45,238	$29,314	$20,247	$15,951	$36,198
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

The table below presents information as of June 30, 2025, based on the investment funds or other investment vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, investment vehicles, and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, investment vehicles, and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$103,583	$97,317	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	30,588	30,588	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	134,171	127,905

Alternative Credit: (4)
Private Credit (1)	103,603	85,939	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,427	4,102	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	111,030	90,041

Hedge Funds (6)	30,422	30,422	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	16,160	16,160	0.60% - 0.75%	8.75% - 10.00%	7.00%	Indefinite
Total	$291,783	$264,528
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

The chart below presents the holdings of our Principal Activities business line by asset class as of June 30, 2025, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 9%
Infrastructure 5%
Energy 6%
Traditional Private Equity 36%
Alternative Credit 8%
Growth Equity 9%
Real Estate 15%
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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and preneed life insurance products primarily through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow and pension risk transfer ("PRT") transactions, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of June 30, 2025, Global Atlantic served over three and a half million policyholders.
Global Atlantic also sponsors co-investment vehicles ("Ivy and other co-investment vehicles") that provide third-party capital to support Global Atlantic’s business. Ivy and other co-investment vehicles participate alongside Global Atlantic, primarily in certain block, flow, PRT, and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment periods. Ivy and other co-investment vehicles generally are not consolidated into our financial statements. As of June 30, 2025, third parties have committed capital to Ivy and other co-investment vehicles of approximately $7.5 billion, of which $3.2 billion has been deployed. Following the end of the quarter, on July 30, 2025, Global Atlantic announced an additional $2 billion commitment to a co-investment vehicle that, subject to regulatory approvals, is expected to access certain insurance, reinsurance, and strategic transactions of Global Atlantic.
In addition to the overview of our insurance business operated by Global Atlantic provided in this report, please also refer to our Annual Report. The following table represents Global Atlantic’s new business volumes by business and product for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
($ in millions)
Individual Channel:
Fixed-Rate Annuities	$1,199	$2,150	$3,145	$5,135
Fixed-Indexed Annuities	1,955	1,756	3,496	3,020
Variable Annuities	6	5	11	10
Total Retirement Products(1)	$3,160	$3,911	$6,652	$8,165

Preneed Life	284	63	541	132

Institutional Channel:
Block	—	1,719	—	11,881
Flow	2,551	4,210	4,909	7,009
Pension Risk Transfer	195	334	333	439
Funding Agreements(2)	1,073	200	2,241	895
Total Institutional Channel(3)(4)	$3,819	$6,463	$7,483	$20,224

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
The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of June 30, 2025, separated by reserves originated through its individual and institutional markets.

	Reserves as of June 30, 2025
	Individual Market	Institutional Market(4)	Total	Ceded	Total, net	Percentage of Total
	($ in thousands, except percentages, if applicable)
Fixed-Rate Annuities(1)	$29,814,388	$37,130,546	$66,944,934	$(12,145,901)	$54,799,033	34.2%
Fixed-Indexed Annuities(1)	31,763,232	11,173,680	42,936,912	(3,001,627)	39,935,285	22.1%
Payout Annuities(1)	592,063	23,002,107	23,594,170	(11,805,406)	11,788,764	12.1%
Variable Annuities	2,154,203	5,252,212	7,406,415	(2,095,102)	5,311,313	3.8%
Interest Sensitive Life(1)	13,667,239	18,930,283	32,597,522	(8,713,129)	23,884,393	16.7%
Other Life Insurance(2)	3,994,391	4,101,399	8,095,790	(2,833,669)	5,262,121	4.1%
Funding Agreements(3)	—	8,301,111	8,301,111	—	8,301,111	4.2%
Closed Block and Other Corporate Products	—	1,029,748	1,029,748	(967,813)	61,935	0.5%
Other(5)	—	4,613,016	4,613,016	(3,729,600)	883,416	2.3%
Total Reserves	$81,985,516	$113,534,102	$195,519,618	$(45,292,247)	$150,227,371	100.0%

Total General Account	$80,108,710	$111,567,526	$191,676,236	$(45,292,247)	$146,383,989	98.0%
Total Separate Account	1,876,806	1,966,576	3,843,382	—	3,843,382	2.0%
Total Reserves	$81,985,516	$113,534,102	$195,519,618	$(45,292,247)	$150,227,371	100.0%
(1)As of June 30, 2025, 83% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 39% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)"Funding agreements” includes funding agreements associated with FHLB borrowings and under Global Atlantic's FABN program.
(4)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of June 30, 2025, reserves sourced through block, flow and PRT transactions were $61.3 billion, $34.5 billion and $6.5 billion, respectively.
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
As of June 30, 2025, our Strategic Holdings segment consisted of our ownership stakes in 18 companies that we acquired through our core private equity strategy. Based on certain information made available to management as of June 30, 2025, approximately 70% of these companies are based in the Americas, 25% in Europe, and 5% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 36% in Business Services, 28% in Consumer, 14% in Healthcare, 13% in technology-media-telecommunications (TMT), and 9% in Infrastructure. We currently expect our Strategic Holdings segment to generate income from the receipt of dividends from our ownership stakes in these businesses, and if any ownership stake were to be sold, we would recognize realized investment income from such sale.
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
The United States, during the second quarter of 2025, experienced an expansion in economic growth while also continuing to experience persistent inflation in excess of the U.S. Federal Reserve Board’s target rate. The U.S. Federal Reserve Board decided to maintain the target range unchanged at 4.25% to 4.50% for the federal funds rate noting inflation, including potential increases in inflation relating to trade and tariff policies, as a consideration in deciding to leave the target range unchanged.
GDP growth in the Eurozone during the second quarter of 2025 was moderately positive. In Europe during the second quarter 2025, the European Central Bank continued to lower rates with two rate decreases in the quarter, lowering the deposit rate to 2.0% as Eurozone inflation slowed as compared to the prior quarter albeit remaining above the European Central Bank’s 2% inflation target.
In Asia, Japan’s economy is expected to have experienced positive growth in the second quarter of 2025. The Bank of Japan kept interest rates flat during the second quarter of 2025, leaving its policy rate at 0.50%. In China, the economy grew during the second quarter of 2025 but continued to experience divergent economic conditions and headwinds as compared to Japan as Chinese growth remains subject to various headwinds including in the property sector and uncertainty relating to a potential trade war with the United States as discussed further below.
Several key economic indicators in the United States and in other countries and regions in which we operate include:

•GDP. In the United States, real gross domestic product (“GDP”) expanded by 3.0% for the three months ended June 30, 2025, compared to a contraction of -0.5% for the three months ended March 31, 2025. Eurozone real GDP expanded by 0.1% for the three months ended June 30, 2025, down from a 0.6% expansion for the three months ended March 31, 2025. In Japan, real GDP is estimated to have increased by 0.3% for the three months ended June 30, 2025, up from a -0.2% contraction for the three months ended March 31, 2025. Real GDP in China increased by 4.4% for the three months ended June 30, 2025, compared to an expansion of 4.8% reported for the three months ended March 31, 2025.
•Interest Rates. The effective federal funds rate set by the U.S. Federal Reserve Board was 4.33% as of June 30, 2025, unchanged from March 31, 2025. The short-term benchmark interest rate set by the European Central Bank was 2.15% as of June 30, 2025, down from 2.65% as of March 31, 2025. The short-term benchmark interest rate set by the Bank of Japan was 0.50% as of June 30, 2025 with no change as compared with the rate as of March 31, 2025. The benchmark interest rate set by The People's Bank of China was 3.0% as of June 30, 2025, down from 3.1% as of March 31, 2025.
•Inflation. The U.S. core consumer price index rose 2.9% on a year-over-year basis as of June 30, 2025, up from 2.8% on a year-over-year basis as of March 31, 2025. Eurozone core inflation was 2.3% as of June 30, 2025, down from 2.4% as of March 31, 2025. In Japan, core inflation rose 1.6% on a year-over-year basis as of June 30, 2025, flat from 1.6% on a year-over-year basis as of March 31, 2025. Core inflation in China was 0.7% on a year-over-year basis as of June 30, 2025, up from 0.5% as of March 31, 2025.
•Unemployment. The U.S. unemployment rate was 4.1% as of June 30, 2025, down from 4.2% as of March 31, 2025. Eurozone unemployment was 6.3% as of June 30, 2025, down from 6.4% as of March 31, 2025. The unemployment rate in Japan was 2.5% as of June 30, 2025, unchanged from March 31, 2025. The unemployment rate in China was 5.2% as of June 30, 2025, up from 5.0% as of March 31, 2025.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the three months ended June 30, 2025, the S&P 500 was up 10.9%, the MSCI Europe Index was up 13.3%, the MSCI Asia Index was up 12.5% and the MSCI World Index was up 11.6% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 16.7 as of June 30, 2025, decreasing from 22.3 as of March 31, 2025.
•Credit Markets. During the three months ended June 30, 2025, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) widened by 15 basis points. The non-investment grade credit indices were up during the three months ended June 30, 2025 with the S&P/LSTA Leveraged Loan Index up 2.3% and the BofAML HY Master II Index up 3.6%. During the three months ended June 30, 2025, the 10-year government bond yields rose 2 basis points in the United States, fell 13 basis points in Germany, fell 6 basis points in Japan, fell 19 basis points in the UK and fell 16 basis points in China.
•Commodity Markets. During the three months ended June 30, 2025, the 3-year forward price of WTI crude oil decreased approximately 2.9%, and the 3-year forward price of natural gas decreased from approximately $3.59 per MMBtu as of March 31, 2025 to $3.25 per MMBtu as of June 30, 2025. The Japan spot LNG import price decreased to approximately $11.48 per MMBtu as of June 30, 2025 from approximately $15.31 per MMBtu as of March 31, 2025.
•Foreign Exchange Rates. For the three months ended June 30, 2025, the euro rose 9.0%, the British pound rose 6.3%, the Japanese yen rose 4.1%, and the Chinese renminbi rose 1.3%, respectively, relative to the U.S. dollar.
Beginning in March 2025 and continuing through the date of the filing of this report, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners since April 2025 and certain retaliation by such trade partners. This volatility and uncertainty adds to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our and our investment vehicles' investments, the pace and volume of our capital market transactions, deployments, and realizations, and our fundraising activities.

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
Total Segment Earnings
Total Segment Earnings is a performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Total Segment Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions and non-operating items, which consist of: (i) impairments, (ii) transaction costs from acquisitions, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, and (v) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by our Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by our Asset Management segment for acquiring and managing the companies included in our Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where our Asset Management segment borrows from our Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, intersegment asset transfers have and may continue to occur. In these cases in segment reporting, the assets are transferred at their fair value, and no gain or loss is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments.

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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended June 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$924,434	$822,324	$102,110
Capital Allocation-Based Income (Loss)	910,732	738,125	172,607
	1,835,166	1,560,449	274,717
Insurance
Net Premiums	730,242	935,794	(205,552)
Policy Fees	334,974	333,900	1,074
Net Investment Income	1,863,346	1,580,498	282,848
Net Investment-Related Gains (Losses)	239,151	(302,620)	541,771
Other Income	85,964	63,889	22,075
	3,253,677	2,611,461	642,216
Total Revenues	5,088,843	4,171,910	916,933

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,077,597	895,165	182,432
Occupancy and Related Charges	34,640	23,306	11,334
General, Administrative and Other	323,997	304,489	19,508
	1,436,234	1,222,960	213,274
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(10,867) and $11,790, respectively.)	2,791,705	2,199,160	592,545
Amortization of Policy Acquisition Costs	80,800	32,808	47,992
Interest Expense	70,830	65,750	5,080
Insurance Expenses	158,459	244,954	(86,495)
General, Administrative and Other	208,416	180,697	27,719
	3,310,210	2,723,369	586,841
Total Expenses	4,746,444	3,946,329	800,115

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	747,734	392,667	355,067
Dividend Income	336,143	471,349	(135,206)
Interest Income	809,883	903,861	(93,978)
Interest Expense	(707,391)	(783,253)	75,862
Total Investment Income (Loss)	1,186,369	984,624	201,745

Income (Loss) Before Taxes	1,528,768	1,210,205	318,563

Income Tax Expense (Benefit)	174,304	216,969	(42,665)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)

Net Income (Loss)	1,354,464	993,236	361,228
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	68,175	29,666	38,509
Net Income (Loss) Attributable to Noncontrolling Interests	776,166	295,644	480,522
Net Income (Loss) Attributable to KKR & Co. Inc.	510,123	667,926	(157,803)

Series D Mandatory Convertible Preferred Stock Dividends	37,736	—	37,736

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$472,387	$667,926	$(195,539)
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the three months ended June 30, 2025 and 2024, revenues consisted of the following:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Management Fees	$592,816	$470,076	$122,740
Fee Credits	(134,720)	(83,456)	(51,264)
Transaction Fees	345,209	316,457	28,752
Monitoring Fees	53,090	43,313	9,777
Incentive Fees	13,790	27,203	(13,413)
Expense Reimbursements	29,494	27,168	2,326
Consulting Fees	24,755	21,563	3,192
Total Fees and Other	924,434	822,324	102,110

Carried Interest	800,521	640,322	160,199
General Partner Capital Interest	110,211	97,803	12,408
Total Capital Allocation-Based Income (Loss)	910,732	738,125	172,607

Total Revenues	$1,835,166	$1,560,449	$274,717
Fees and Other
Total Fees and Other for the three months ended June 30, 2025, increased compared to the three months ended June 30, 2024, primarily as a result of an increase in management fees and transaction fees, which were partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025 (ii) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024, and (iii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the second quarter of 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the three months ended June 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII and Global Infrastructure Investors IV as a result of entering its post-investment period in the second quarter of 2025 and in the third quarter of 2024, respectively, and now paying fees based on invested capital rather than committed capital, and (iii) a lower level of management fees from Asian Fund III due to a step-down in the management fee rate and a decrease in invested capital subsequent to the second quarter of 2024.
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
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Equity business line. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from our portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended June 30, 2025, was positive primarily due to the net appreciation of the underlying investments at our unconsolidated carry earning investment funds, most notably Asian Fund IV, Americas Fund XII, and Asian Fund III. Capital Allocation-Based Income (Loss) for the three months ended June 30, 2024, was positive primarily due to the net appreciation of the underlying investments at our unconsolidated carry earning investment funds, most notably Asian Fund IV, Asian Fund III, and North America Fund XIII.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2025
The net gains from investment activities for the three months ended June 30, 2025, were comprised of net realized gains of $220.6 million and net unrealized gains of $527.1 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the three months ended June 30, 2025, net realized gains related primarily to realized gains from the sale of BridgeBio Pharma, Inc. (NASDAQ: BBIO) and Falcon Vision LLC (healthcare sector). Partially offsetting these realized gains were (i) realized losses from the settlement of certain foreign exchange forward contracts, and (ii) realized losses from certain investments held in consolidated CLOs.
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2025, net unrealized gains were driven by (i) mark-to-market gains primarily relating to Exact Holdings B.V. (technology sector), 1-800 Contacts Inc. (healthcare sector), and Arnott's Biscuit Limited (consumer products sector) and (ii) the reversal of previously recognized unrealized losses relating to the realization activity described above. The unrealized gains were partially offset by (i) unrealized losses on certain foreign exchange forward contracts, (ii) mark-to-market losses relating to PetVet Care Centers, LLC (health care sector) and Crescent Energy Company (NYSE: CRGY) (“Crescent”) and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended June 30, 2025, net gains were primarily generated in the following asset classes:
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
Unrealized Gains and Losses from Investment Activities
For the three months ended June 30, 2024, net unrealized gains were driven by (i) mark-to-market gains primarily relating to USI, Inc. (financial services sector), Barracuda Networks, Inc. (technology sector), and Arnott's Biscuit Limited. These unrealized gains were partially offset by (i) mark-to-market losses primarily relating to BridgeBio Pharma, Inc. and Accell Group N.V. (consumer products sector), and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.

Dividend Income
During the three months ended June 30, 2025, dividend income was primarily from (i) our investment in April SA (financial services sector) held through our consolidated core vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the three months ended June 30, 2024, dividend income was primarily from (i) our investment in MásOrange (telecommunications sector), held through our consolidated European Fund V, (ii) our investment in 1-800 Contacts Inc. held through our consolidated core vehicles and (iii) certain of our consolidated opportunistic real estate equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to June 30, 2024. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The decrease in interest expense during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to June 30, 2024, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses
Compensation and Benefits Expense
The increase in compensation and benefits expense during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a higher level of accrued carried interest compensation driven by a higher level of carried interest income earned in the current period and (ii) accrued discretionary cash compensation resulting from a higher level of asset management fee related segment revenues in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to the commencement of new office leases subsequent to June 30, 2024.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a higher level of direct expenses from our consolidated investment funds and corporate general administrative costs.
In periods of increased fundraising and to the extent that we use third parties to assist in our capital raising efforts, our General, Administrative and Other expenses are expected to increase accordingly.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended June 30, 2025 and 2024, revenues consisted of the following:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Net Premiums	$730,242	$935,794	$(205,552)
Policy Fees	334,974	333,900	1,074
Net Investment Income	1,863,346	1,580,498	282,848
Net Investment-Related Gains (Losses)	239,151	(302,620)	541,771
Other Income	85,964	63,889	22,075
Total Insurance Revenues	$3,253,677	$2,611,461	$642,216
Net Premiums
Net premiums decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a decrease in initial premiums assumed from fewer reinsurance transactions with life contingencies or morbidity risk during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The initial premiums on assumed reinsurance were offset by a comparable decrease in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”). Offsetting these decreases in part were new premiums earned on preneed insurance.
Net Investment Income
Net investment income increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to (i) increased average assets under management due to growth in assets as a result of the cumulative impact of Global Atlantic's institutional market and individual market channels sales growth in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Equity Index Options	$634,175	$91,329	$542,846
Funds Withheld Payable Embedded Derivatives	224,401	357,732	(133,331)
Funds Withheld Receivable Embedded Derivatives	16,251	274	15,977
Foreign Exchange and Other Derivative Contracts	(245,422)	571	(245,993)
Interest Rate Contracts	(68,803)	(117,718)	48,915
Equity Futures Contracts	(34,810)	(7,370)	(27,440)
Net Gains (Losses) on Derivative Instruments	525,792	324,818	200,974
Net Other Investment Gains (Losses)	(286,641)	(627,438)	340,797
Net Investment-Related Gains (Losses)	$239,151	$(302,620)	$541,771
Net Gains (Losses) on Derivative Instruments
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which had a comparatively larger increase during the three months ended June 30, 2025, than during the three months ended June 30, 2024.

The increase in the fair value of interest rate contracts was primarily driven by comparatively unchanged market interest rates during the three months ended June 30, 2025, as compared to an increase in market interest rates during the three months ended June 30, 2024, resulting in a comparatively smaller loss on interest rate contracts for the three months ended June 30, 2025, as compared to the loss on interest rate contracts for the three months ended June 30, 2024.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a combination of foreign exchange losses due to the depreciation of the U.S. dollar (primarily against the euro) during the three months ended June 30, 2025 and an increase in the notional amount of foreign exchange derivatives outstanding.
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended June 30, 2025 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of certain fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the three months ended June 30, 2025, and decreased during the three months ended June 30, 2024, primarily due to comparatively unchanged market interest rates during the three months ended June 30, 2025, as compared to an increase in market interest rates during the three months ended June 30, 2024.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$24,785	$10,072	$14,713
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(409,617)	(74,466)	(335,151)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(13,217)	(20,762)	7,545
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(39,098)	(485,257)	446,159
Unrealized Gains (Losses) on Real Assets	(6,070)	(42,023)	35,953
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	39,822	46,018	(6,196)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(40,360)	(21,704)	(18,656)
Credit Loss Allowances	(16,492)	(33,342)	16,850
Realized Gains (Losses) on Real Assets	6,894	8,146	(1,252)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	189,684	(4,889)	194,573
Other	(22,972)	(9,231)	(13,741)
Net Other Investment-Related Gains (Losses)	$(286,641)	$(627,438)	$340,797
The decrease in net other investment-related losses for the three months ended June 30, 2025, as compared the three months ended June 30, 2024, was primarily due to (i) a decrease in unrealized losses on fixed maturity securities classified as trading primarily as a result of comparatively unchanged market interest rates during the three months ended June 30, 2025, as compared to an increase in market interest rates during the three months ended June 30, 2024, and (ii) increases in foreign exchange gains on euro and other non-USD denominated investments due to the depreciation of the U.S. dollar.
Partially offsetting these decreases in net other investment-related losses were an increase in realized losses on available-for-sale fixed maturity securities.

Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 primarily due to (i) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment, and (ii) a decrease in the value of embedded derivatives in Global Atlantic's fixed indexed annuity products, as a result of new business inflows and equity market movements (as discussed above under "Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)—Insurance—Revenues—Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).
These increases were partially offset by lower initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to (i) the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles during the three months ended June 30, 2024, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization in the period, and (ii) an increase in deferred acquisition costs amortization for the three months ended June 30, 2025 associated with new business volumes generated from individual retirement annuities and preneed insurance.
Interest Expense
Interest expense increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in total debt outstanding.
Insurance Expenses
Insurance expenses decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a decrease in commission expenses as a result of lower new business volumes in the institutional markets channel.
General, Administrative, and Other
General, administrative and other increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to increased employee compensation expenses.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily driven by the lower level of income before taxes attributable to KKR common stockholders. As reported in Note 18 “Income Taxes” KKR’s effective tax rate is 11%. If you are to exclude the reported net income (loss) before taxes not attributable to KKR common stockholders, KKR’s effective tax rate would be 23%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2025, relates primarily to net income (loss) attributable to (i) third-party limited partner interests in consolidated investment funds other investment vehicles and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily related to a higher level of net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primary due to the lower level of investment-related gains attributable to KKR & Co. Inc. from our asset management and strategic holdings operations, which were partially offset by a higher level of asset management fee related income and capital allocation-based income in the current period.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the six months ended June 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,811,244	$1,515,850	$295,394
Capital Allocation-Based Income (Loss)	2,069,837	2,001,067	68,770
	3,881,081	3,516,917	364,164
Insurance
Net Premiums	1,053,606	6,972,316	(5,918,710)
Policy Fees	673,447	662,847	10,600
Net Investment Income	3,646,626	3,100,400	546,226
Net Investment-Related Gains (Losses)	(1,197,186)	(544,106)	(653,080)
Other Income	141,452	120,274	21,178
	4,317,945	10,311,731	(5,993,786)
Total Revenues	8,199,026	13,828,648	(5,629,622)

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	2,410,700	2,211,613	199,087
Occupancy and Related Charges	69,105	46,846	22,259
General, Administrative and Other	624,329	582,470	41,859
	3,104,134	2,840,929	263,205
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $210,527 and $(89,970), respectively; remeasurement (gain) loss on policy liabilities: $42,252 and $—, respectively.)	4,499,999	9,460,229	(4,960,230)
Amortization of Policy Acquisition Costs	178,771	29,056	149,715
Interest Expense	140,401	120,317	20,084
Insurance Expenses	264,113	444,190	(180,077)
General, Administrative and Other	389,981	364,552	25,429
	5,473,265	10,418,344	(4,945,079)
Total Expenses	8,577,399	13,259,273	(4,681,874)

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,834,325	1,030,829	803,496
Dividend Income	610,033	716,406	(106,373)
Interest Income	1,595,740	1,793,963	(198,223)
Interest Expense	(1,361,890)	(1,537,317)	175,427
Total Investment Income (Loss)	2,678,208	2,003,881	674,327

Income (Loss) Before Taxes	2,299,835	2,573,256	(273,421)

Income Tax Expense (Benefit)	260,873	486,170	(225,297)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Net Income (Loss)	2,038,962	2,087,086	(48,124)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	76,669	62,344	14,325
Net Income (Loss) Attributable to Noncontrolling Interests	1,638,094	674,602	963,492
Net Income (Loss) Attributable to KKR & Co. Inc.	324,199	1,350,140	(1,025,941)

Series D Mandatory Convertible Preferred Stock Dividends	37,736	—	37,736

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$286,463	$1,350,140	$(1,063,677)
Consolidated Results of Operations (GAAP Basis) - Asset Management and Strategic Holdings
Revenues
For the six months ended June 30, 2025 and 2024, revenues consisted of the following:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Management Fees	$1,124,515	$956,830	$167,685
Fee Credits	(270,982)	(177,502)	(93,480)
Transaction Fees	733,538	535,075	198,463
Monitoring Fees	101,761	92,280	9,481
Incentive Fees	15,118	33,829	(18,711)
Expense Reimbursements	61,702	35,261	26,441
Consulting Fees	45,592	40,077	5,515
Total Fees and Other	1,811,244	1,515,850	295,394

Carried Interest	1,868,783	1,785,250	83,533
General Partner Capital Interest	201,054	215,817	(14,763)
Total Capital Allocation-Based Income (Loss)	2,069,837	2,001,067	68,770

Total Revenues	$3,881,081	$3,516,917	$364,164
Fees and Other
Total Fees and Other for the six months ended June 30, 2025, increased compared to the six months ended June 30, 2024, primarily as a result of an increase in transaction fees and management fees, which were partially offset by an increase in fee credits.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024, (ii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles, and (iii) management fees commencing at North America Fund XIV in the second quarter of 2025. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the second quarter of 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the six months ended June 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII and Global Infrastructure Investors IV as a result of entering its post-investment period in the second quarter of 2025 and in the third quarter of 2024, respectively, and (iii) a lower level of management fees from Asian Fund III due to a step-down in the management fee rate and a decrease in invested capital subsequent to the second quarter of 2024.
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
Fee credits increased compared to the prior period as a result of a higher level of transaction fees in our Private Equity and Real Assets business lines. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the six months ended June 30, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably Asian Fund IV, North America Fund XIII and Global Infrastructure Investors IV. Capital Allocation-Based Income (Loss) for the six months ended June 30, 2024, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Asian Fund III, North America Fund XIII, and Asian Fund IV.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2025
The net gains from investment activities for the six months ended June 30, 2025, were comprised of net realized gains of $290.8 million and net unrealized gains of $1,543.5 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the six months ended June 30, 2025, net realized gains related primarily to realized gains on the sale of BridgeBio Pharma, Inc., The Citation Group (services sector), and Falcon Vision LLC. Partially offsetting these realized gains were (i) realized losses on our investments in Selecta Group HoldCo. (consumer products sector) and one of our consolidated opportunistic real estate equity funds (ii) and realized losses on certain investments held in consolidated CLOs.
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2025, net unrealized gains were driven by mark-to-market gains primarily relating to our investment in USI, Inc., Exact Holdings B.V., and 1-800 Contacts Inc. These unrealized gains were partially offset by (i) mark-to-market losses primarily relating to our investment in PetVet Care Centers, LLC, and Crescent, (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above, (iii) unrealized losses on certain foreign exchange forward contracts, and (iv) unrealized losses on certain investments held in consolidated CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the six months ended June 30, 2025, net gains were primarily generated in the following asset classes:
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
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2024
The net gains from investment activities for the six months ended June 30, 2024, were comprised of net realized gains of $33.2 million and net unrealized gains of $997.7 million.
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
Unrealized Gains and Losses from Investment Activities
For the six months ended June 30, 2024, net unrealized gains were driven primarily by (i) mark-to-market gains primarily relating to USI, Inc., and (ii) unrealized gains on certain foreign exchange forward contracts. These unrealized gains were partially offset by mark-to-market losses primarily relating to (i) our investment in BridgeBio Pharma, Inc. and Accell Group N.V., and (ii) unrealized losses in certain of our consolidated credit funds.
For a discussion of other factors that affected KKR's realized investment income, see "—Analysis of Asset Management Segment Operating Results." For additional information about net gains (losses) from investment activities, see Note 4 "Net Gains (Losses) from Investment Activities - Asset Management and Strategic Holdings" in our financial statements.

Dividend Income
During the six months ended June 30, 2025, dividend income was primarily from (i) our investments in April SA and Atlantic Aviation FBO Inc. (infrastructure: transportation sector) both held through our consolidated core vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the six months ended June 30, 2024, dividend income was primarily from (i) our investments in 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited (infrastructure: energy and energy transition sector), and FiberCop S.p.A. (infrastructure: telecommunications infrastructure sector), held through our consolidated core vehicles, (ii) our investment in MásOrange, held through our consolidated European Fund V, and (iii) certain of our consolidated opportunistic real estate equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to June 30, 2024. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The decrease in interest expense during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to June 30, 2024, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses
Compensation and Benefits
The increase in compensation and benefits during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a higher level of accrued carried interest compensation driven by a higher level of carried interest income earned in the current period and (ii) accrued discretionary cash compensation resulting from a higher level of asset management fee related segment revenues in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to the commencement of new office leases subsequent to June 30, 2024.
General, Administrative and Other
The increase in general, administrative and other expenses during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a higher level of expenses reimbursable from our unconsolidated investment funds, broken-deal expenses and corporate general administrative costs, partially offset by a prior year legal accrual that did not recur in the current period.
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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the six months ended June 30, 2025 and 2024, revenues consisted of the following:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Net Premiums	$1,053,606	$6,972,316	$(5,918,710)
Policy Fees	673,447	662,847	10,600
Net Investment Income	3,646,626	3,100,400	546,226
Net Investment-Related Gains (Losses)	(1,197,186)	(544,106)	(653,080)
Other Income	141,452	120,274	21,178
Total Insurance Revenues	$4,317,945	$10,311,731	$(5,993,786)
Net Premiums
Net premiums decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a decrease in initial premiums assumed from fewer reinsurance transactions with life contingencies or morbidity risk during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The initial premiums on assumed reinsurance were offset by a comparable decrease in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”). Offsetting these decreases in part were new premiums earned on preneed insurance.
Net Investment Income
Net investment income increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Equity Index Options	$294,374	$348,432	$(54,058)
Interest Rate Contracts	106,186	(367,013)	473,199
Equity Futures Contracts	(6,116)	(70,886)	64,770
Foreign Exchange and Other Derivative Contracts	(321,255)	36,476	(357,731)
Funds Withheld Payable Embedded Derivatives	(199,162)	453,173	(652,335)
Funds Withheld Receivable Embedded Derivatives	(7,815)	25,604	(33,419)
Net Gains (Losses) on Derivative Instruments	(133,788)	425,786	(559,574)
Net Other Investment Gains (Losses)	(1,063,398)	(969,892)	(93,506)
Net Investment-Related Gains (Losses)	$(1,197,186)	$(544,106)	$(653,080)
Net Gains (Losses) on Derivative Instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the six months ended June 30, 2025, was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the six months ended June 30, 2025, and decreased during the six months ended June 30, 2024, primarily due to a decrease in market interest rates during the six months ended June 30, 2025, as compared to an increase in market interest rates during the six months ended June 30, 2024.

The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a decrease due to depreciation of the U.S. dollar during the six months ended June 30, 2025.
The increase in the fair value of interest rate contracts was primarily driven by a decrease in market interest rates during the six months ended June 30, 2025, as compared to an increase in market interest rates during the six months ended June 30, 2024, resulting in a gain on interest rate contracts for the six months ended June 30, 2025, as compared to a loss on interest rate contracts for the six months ended June 30, 2024.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$34,305	$10,072	$24,233
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(1,527,062)	(102,623)	(1,424,439)
Credit Loss Allowances	(101,162)	(135,455)	34,293
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	220,109	(584,836)	804,945
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	1,715	(24,227)	25,942
Unrealized Gains (Losses) on Real Assets	13,259	(159,718)	172,977
Realized Gains (Losses) on Real Assets	17,395	7,073	10,322
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	115,808	70,305	45,503
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(63,484)	(23,048)	(40,436)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	265,777	(20,117)	285,894
Other	(40,058)	(7,318)	(32,740)
Net Other Investment-Related Gains (Losses)	$(1,063,398)	$(969,892)	$(93,506)
The increase in net other investment-related losses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to (i) an increase in realized losses on available-for-sale fixed maturity securities, and (ii) an increase in realized losses on the funds withheld at interest receivable portfolio.
Offsetting these increases in net other investment-related losses in part were (i) an increase in unrealized gains on fixed maturity securities classified as trading primarily as a result of a decrease in market interest rates during the six months ended June 30, 2025, as compared to an increase in market interest rates during the six months ended June 30, 2024, and (ii) an increase in foreign exchange gains on euro and other non-USD denominated investments due to the depreciation of the U.S. dollar.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to (i) lower initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, and (ii) a decrease in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products, as a result of new business inflows and equity market movements (as discussed above under "–Consolidated Results of Operations (GAAP Basis)–Revenues–Net investment-related gains (losses)," Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsetting the change in embedded derivative fair value reported in net policy benefits and claims).

These decreases were partially offset by (i) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment, (ii) unfavorable impacts related to the assumption review described below, and (iii) an increase in market risk benefits losses due to a decrease in market interest rates for the six months ended June 30, 2025, as compared to an increase in market interest rates for the six months ended June 30, 2024.
The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimate of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an "assumption review." As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
For the six months ended June 30, 2025, there was a net unfavorable assumption review impact of $42.3 million on net policy benefits and claims, which was primarily due to a change in the activation assumption related to certain benefit riders on fixed-indexed annuities.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to (i) the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles during the six months ended June 30, 2024, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization in the comparative six month period, and (ii) an increase in deferred acquisition costs amortization for the six months ended June 30, 2025 associated with new business volumes generated from individual retirement annuities and preneed insurance.
Interest Expense
Interest expense increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in total debt outstanding.
Insurance Expenses
Insurance expenses decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a decrease in commission expenses as a result of the lower new business volumes in the institutional markets channel.
General, Administrative and Other
General, administrative and other increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to increased employee compensation expenses.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily driven by the lower level of income before taxes attributable to KKR common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2025 relates primarily to net income (loss) attributable to (i) third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily related to a higher level of net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primary due to the lower level of investment-related gains attributable to KKR & Co. Inc. from our asset management and strategic holdings operations, which were partially offset by a higher level of asset management fee related income in the current period.
Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
Please see our condensed consolidated statements of financial condition on a GAAP basis as of June 30, 2025 and December 31, 2024 in our financial statements included in this report.
KKR & Co. Inc. Stockholders’ Equity - Common Stock increased from December 31, 2024 primarily due to unrealized gains on available-for sale-securities from Global Atlantic that are recorded in other comprehensive income and net income attributable to KKR & Co. Inc. common stockholders, which were partially offset by dividends to common stockholders.

Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the six months ended June 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $3.0 billion and $4.9 billion during the six months ended June 30, 2025 and 2024, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $(1.4) billion and $(17.7) million during the six months ended June 30, 2025 and 2024, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $290.8 million and $(33.2) million during the six months ended June 30, 2025 and 2024, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $1.5 billion and $1.0 billion during the six months ended June 30, 2025 and 2024, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $2.1 billion and $2.0 billion during the six months ended June 30, 2025 and 2024, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(2.3) billion and $(1.4) billion during the six months ended June 30, 2025 and 2024, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $2.4 billion and $1.9 billion during the six months ended June 30, 2025 and 2024, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(5.0) billion and $(11.7) billion during the six months ended June 30, 2025 and 2024, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(5.0) billion and $(11.6) billion during the six months ended June 30, 2025 and 2024, respectively, and (ii) the purchase of fixed assets of $(88.2) million and $(43.8) million during the six months ended June 30, 2025 and 2024, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $4.6 billion and $2.1 billion during the six months ended June 30, 2025 and 2024, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $313.7 million and $(32.3) million during the six months ended June 30, 2025 and 2024, respectively, (ii) proceeds received, net of repayment of debt obligations, of $53.4 million and $1.9 billion during the six months ended June 30, 2025 and 2024, respectively, (iii) proceeds from the issuance of Series D Mandatory Convertible Preferred Stock (net of issuance cost) of $2.5 billion during the six months ended June 30, 2025, (iv) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $2.1 billion and $4.0 billion during the six months ended June 30, 2025 and 2024, respectively, (v) reinsurance transactions, net of cash provided (insurance) of $48.1 million during the six months ended June 30, 2024, (vi) common stock dividends of $(320.2) million and $(301.3) million during the six months ended June 30, 2025 and 2024, respectively, and (vii) Series D Mandatory Convertible Preferred Stock Dividends of $(37.7) million during the six months ended June 30, 2025.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three and six months ended June 30, 2025 and 2024. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Management Fees	$995,763	$847,307	$148,456
Transaction and Monitoring Fees, Net	234,249	222,858	11,391
Fee Related Performance Revenues	53,737	37,145	16,592
Fee Related Compensation	(224,656)	(193,779)	(30,877)
Other Operating Expenses	(172,339)	(158,134)	(14,205)
Fee Related Earnings	886,754	755,397	131,357
Realized Performance Income	418,850	482,309	(63,459)
Realized Performance Income Compensation	(309,536)	(359,470)	49,934
Realized Investment Income	153,998	138,546	15,452
Realized Investment Income Compensation	(23,100)	(20,782)	(2,318)
Asset Management Segment Earnings	$1,126,966	$996,000	$130,966
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Management Fees
Private Equity	$372,094	$350,650	$21,444
Real Assets	310,394	230,085	80,309
Credit and Liquid Strategies	313,275	266,572	46,703
Total Management Fees	$995,763	$847,307	$148,456
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025 and (ii) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the second quarter of 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the three months ended June 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital, and (iii) a lower level of management fees from Asian Fund III due to a step-down in the management fee rate and a decrease in invested capital subsequent to the second quarter of 2024. During the three months ended June 30, 2025, there were no management fees earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024, (ii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, and (iii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period in the third quarter of 2024, and now paying fees based on capital invested rather than committed capital. During the three months ended June 30, 2025, approximately $11.4 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base and (iii) a higher level of management fees earned from CLOs from new issuances in both the US and Europe over the past twelve months.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$20,421	$16,640	$3,781
Real Assets	9,371	11,752	(2,381)
Credit and Liquid Strategies	4,889	2,366	2,523
Capital Markets	199,568	192,100	7,468
Total Transaction and Monitoring Fees, Net	$234,249	$222,858	$11,391
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
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line. The increase in Capital Markets business line transaction fees was primarily due to an increase in the size of capital markets transactions for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Overall, we completed 93 capital markets transactions for the three months ended June 30, 2025, of which 10 represented equity offerings and 83 represented debt offerings, as compared to 99 capital markets transactions for the three months ended June 30, 2024, of which 15 represented equity offerings and 84 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit business lines as well as from third-party companies. For the three months ended June 30, 2025, approximately 20% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to 16% for the three months ended June 30, 2024. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended June 30, 2025, approximately 69% of our transaction fees were generated outside of North America as compared to approximately 34% for the three months ended June 30, 2024. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	36,058	16,206	19,852
Credit and Liquid Strategies	17,679	20,939	(3,260)
Total Fee Related Performance Revenues	$53,737	$37,145	$16,592
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
The increase in fee related performance revenues for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of performance revenues being earned from one of our infrastructure K-Series vehicles in our Real Assets business line.
Fee Related Compensation
The increase in fee related compensation for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of occupancy related and general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the three months ended June 30, 2025 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines, (ii) a higher level of fee related performance revenues earned in our Real Assets business line, and (iii) a higher level of transaction fees earned in our Capital Markets business line, partially offset by a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Realized Performance Income
Private Equity	$355,492	$327,943	$27,549
Real Assets	27,404	124,342	(96,938)
Credit and Liquid Strategies	35,954	30,024	5,930
Total Realized Performance Income	$418,850	$482,309	$(63,459)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Private Equity
Next Generation Technology Growth Fund II	$162,679	$—	$162,679
Private Equity K-Series	80,676	32,476	48,200
Strategic Investor Partnerships	78,115	—	78,115
Americas Fund XII	28,838	229,107	(200,269)
European Fund V	—	32,864	(32,864)
North America Fund XI	—	10,948	(10,948)
Next Generation Technology Growth Fund	—	6,954	(6,954)
Other	5,184	15,594	(10,410)
Total Realized Performance Income	$355,492	$327,943	$27,549

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$24,184	$124,342	$(100,158)
Real Estate Partners Americas II	—	—	—
Other	3,220	—	3,220
Total Realized Performance Income	$27,404	$124,342	$(96,938)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Credit and Liquid Strategies
Lending Partners III	$7,334	$—	$7,334
Alternative Credit Vehicles and Other Funds	15,297	12,541	2,756
Other	13,323	17,483	(4,160)
Total Realized Performance Income	$35,954	$30,024	$5,930
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
Realized performance income in our Private Equity business line for the three months ended June 30, 2025 consisted primarily of (i) realized proceeds from the sale of our investments in ReliaQuest, LLC (technology sector) held by Next Generation Technology Growth Fund II and BrightSpring Health Services Inc. (NASDAQ: BTSG) held by Americas Fund XII and (ii) performance income from one of our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the three months ended June 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in AppLovin Corporation (NASDAQ: APP) held by Americas Fund XII and a dividend from MásOrange held by European Fund V and (ii) performance income from one of our private equity K-Series vehicles.
Realized performance income in our Real Assets business line for the three months ended June 30, 2025 consisted primarily of realized proceeds from the sale of our investment in NEP Renewables II, LLC (infrastructure: energy and energy transition) held by Global Infrastructure Investors III.
Realized performance income in our Real Assets business line for the three months ended June 30, 2024 consisted primarily of realized proceeds from the sale of our investment in ADNOC Oil Pipelines (infrastructure: midstream sector) held by Global Infrastructure Investors III.

Realized performance income in our Credit and Liquid Strategies business line for the three months ended June 30, 2025 consisted primarily of realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized performance income in our Credit and Liquid Strategies business line for the three months ended June 30, 2024 consisted primarily of (i) performance fees earned from our subadvisory agreement with a UK investment fund manager and (ii) realized proceeds from the sale of various investments held by certain alternative credit funds.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the three months ended June 30, 2025 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Total Realized Investment Income	$153,998	$138,546	$15,452
The increase in realized investment income is primarily due to a higher level of net realized gains, partially offset by a lower level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the three months ended June 30, 2025, realized investment income was primarily comprised of (i) realized gains from the sale of our investments in BridgeBio Pharma, Inc. and ReliaQuest, LLC and (ii) interest income primarily from our investment in CLOs. Partially offsetting the realized gains were realized losses, the most significant of which were (i) realized losses from the settlement of certain foreign exchange forward contracts and (ii) realized losses from the sales of various revolving credit facilities.
For the three months ended June 30, 2024, realized investment income was primarily comprised of (i) interest income primarily from our investment in CLOs and (ii) realized gains primarily from the sale of our investments in AppLovin Corporation and Darktrace Limited. Partially offsetting the realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, Acteon Group Ltd. (energy sector) and (ii) realized losses from the sales of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended June 30, 2025, total fees attributable to KKR Capstone were $24.8 million and total expenses attributable to KKR Capstone were $22.7 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Footnote 21 "Segment Reporting" in our financial statements.
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended June 30, 2025 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.

Operating and Capital Metrics
The following tables present our key Asset Management segment operating and capital metrics:

	As of
	June 30, 2025	March 31, 2025	Change
	($ in millions)
Assets Under Management	$685,806	$664,319	$21,487
Fee Paying Assets Under Management	$556,247	$526,045	$30,202
Uncalled Commitments	$115,145	$115,628	$(483)

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in millions)
Capital Invested	$17,701	$22,733	$(5,032)
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from March 31, 2025 to June 30, 2025:

($ in millions)
March 31, 2025	$209,395
New Capital Raised	5,497
Distributions and Other	(5,723)
Redemptions	(9)
Change in Value	5,416
June 30, 2025	$214,576
AUM of our Private Equity business line was $214.6 billion at June 30, 2025, an increase of $5.2 billion, compared to $209.4 billion at March 31, 2025.
The increase was primarily attributable to (i) new capital raised from North America Fund XIV and our private equity K-Series vehicles and, to a lesser extent, (ii) appreciation in investment value primarily from Asian Fund IV, Americas Fund XII, and Asian Fund III. Partially offsetting the increase were (i) the release of capital commitments related to one of our strategic investor partnerships, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Next Generation Technology Growth Fund II and Asian Fund IV.
For the three months ended June 30, 2025, the value of our traditional private equity investment portfolio increased 5%. This was comprised of a 19% increase in share prices of publicly held investments and a 3% increase in value of our privately held investments. For the three months ended June 30, 2025, the value of our growth equity investment portfolio increased 2%, and the value of our core private equity investment portfolio increased 1%.
The most significant increases in the value of our privately held investments were increases in Exact Holdings B.V., Flow Control Group (industrials sector), and Seiyu Group (consumer products sector). These increases were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Goodpack Limited (packaging sector), and Fortifi Food Processing Solutions (manufacturing sector). The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables for investments that had an increase in value during the current period, and (iii) with respect to Seiyu Group, an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook by the companies that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

The most significant increases in share prices of our publicly held investments were increases in BrightSpring Health Services Inc., Kokusai Electric Corporation (TYO: 6525), and OneStream, Inc. (NASDAQ: OS). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were ZJLD Group Inc. (HKG: 6979) and PHC Holdings Corporation (TYO: 6523). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from March 31, 2025 to June 30, 2025:

($ in millions)
March 31, 2025	$171,281
New Capital Raised	8,239
Distributions and Other	(3,230)
Redemptions	(68)
Change in Value	3,225
June 30, 2025	$179,447
AUM of our Real Assets business line was $179.4 billion at June 30, 2025, an increase of $8.1 billion, compared to $171.3 billion at March 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, Asia Pacific Infrastructure Investors III, and our infrastructure K-Series vehicles, and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV and the Diversified Core Infrastructure Fund, and (iii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and the Diversified Core Infrastructure Fund.
For the three months ended June 30, 2025, the value of our infrastructure and real estate equity investment portfolios both increased 3%.
The most significant increases in value across our Real Assets portfolio were increases in the values of Refresco Group B.V. (manufacturing sector), FiberCop S.p.A., and Colonial Enterprises, Inc. (infrastructure: midstream sector). These increases were partially offset by decreases in value across our real assets portfolio, the most significant of which were various assets held in our opportunistic real estate equity investment portfolio and Crescent. The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable performance outlook. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from March 31, 2025 to June 30, 2025:

($ in millions)
March 31, 2025	$283,643
New Capital Raised	14,250
Distributions and Other	(7,241)
Redemptions	(1,376)
Change in Value	2,507
June 30, 2025	$291,783
AUM of our Credit and Liquid Strategies business line was $291.8 billion at June 30, 2025, an increase of $8.2 billion, compared to $283.6 billion at March 31, 2025.

The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation across our leveraged credit and private credit investment funds, and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from March 31, 2025 to June 30, 2025:

($ in millions)
March 31, 2025	$124,050
New Capital Raised	18,691
Distributions and Other	(1,226)
Redemptions	(9)
Net Changes in Fee Base of Certain Funds	(1,281)
Change in Value	997
June 30, 2025	$141,222
FPAUM of our Private Equity business line was $141.2 billion at June 30, 2025, an increase of $17.1 billion, compared to $124.1 billion at March 31, 2025.
The increase was primarily attributable to (i) management fees now being earned starting this quarter from North America Fund XIV and new capital raised from our private equity K-Series vehicles. Partially offsetting the increase was (i) a change in fee base for North America Fund XIII as a result of the fund entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Next Generation Technology Growth Fund II.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $18.9 billion at June 30, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from March 31, 2025 to June 30, 2025:

($ in millions)
March 31, 2025	$144,033
New Capital Raised	7,382
Distributions and Other	(2,734)
Redemptions	(68)
Change in Value	1,884
June 30, 2025	$150,497

FPAUM of our Real Assets business line was $150.5 billion at June 30, 2025, an increase of $6.5 billion, compared to $144.0 billion at March 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen, and (iii) appreciation in investment value from the Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $14.3 billion at June 30, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from March 31, 2025 to June 30, 2025:

($ in millions)
March 31, 2025	$257,962
New Capital Raised	12,733
Distributions and Other	(7,171)
Redemptions	(1,376)
Change in Value	2,380
June 30, 2025	$264,528
FPAUM of our Credit and Liquid Strategies business line was $264.5 billion at June 30, 2025, an increase of $6.5 billion, compared to $258.0 billion at March 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation across our leveraged credit and private credit investment funds, and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $22.7 billion at June 30, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Equity
As of June 30, 2025, our Private Equity business line had $55.2 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $60.2 billion as of March 31, 2025. The decrease was primarily attributable to (i) the release of capital commitments related to one of our strategic investor partnerships and (ii) capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of June 30, 2025, our Real Assets business line had $33.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $31.4 billion as of March 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of June 30, 2025, our Credit and Liquid Strategies business line had $26.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $24.0 billion as of March 31, 2025. The increase was primarily attributed to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended June 30, 2025, our Private Equity business line had $4.9 billion of capital invested as compared to $2.6 billion for the three months ended June 30, 2024. The increase was driven primarily by a $1.0 billion increase in capital invested in our core private equity strategy, a $0.8 billion increase in capital invested in our traditional private equity strategy, and a $0.5 billion increase in our growth equity strategy. During the three months ended June 30, 2025, 49% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in North America, 43% was in Europe, and 8% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended June 30, 2025, our Real Assets business line had $4.3 billion of capital invested as compared to $8.2 billion for the three months ended June 30, 2024. The decrease was driven primarily by a $4.3 billion decrease in capital invested in our real estate strategy which was partially offset by a $0.4 billion increase in capital invested in our infrastructure strategy. During the three months ended June 30, 2025, 61% of capital deployed in real assets was in transactions in North America, 29% was in Europe, and 10% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended June 30, 2025, our Credit and Liquid Strategies business line had $8.5 billion of capital invested as compared to $11.9 billion for the three months ended June 30, 2024. The decrease was driven primarily by a lower level of capital deployed across our private credit strategies, most notably asset-based finance. During the three months ended June 30, 2025, 81% of capital deployed was in transactions in North America, 17% was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Net Investment Income	$1,788,525	$1,538,046	$250,479
Net Cost of Insurance	(1,277,381)	(1,070,616)	(206,765)
General, Administrative and Other	(233,212)	(214,217)	(18,995)
Insurance Operating Earnings	$277,932	$253,213	$24,719
Net Investment Income
Net investment income increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, and (ii) higher average portfolio yields.
Net Cost of Insurance
Net cost of insurance increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in cash compensation expenses.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in net investment income due to an increase in average assets under management and higher portfolio yields, partially offset by an increase in net cost of insurance due to an increase in new business volumes and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Dividends, Net	$29,121	$40,852	$(11,731)
Strategic Holdings Operating Earnings	29,121	40,852	(11,731)
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$29,121	$40,852	$(11,731)
Dividends, Net
For the three months ended June 30, 2025, dividends, net were comprised of dividend income from April SA. For the three months ended June 30, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc. and Viridor Limited. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended June 30, 2025, the management fee was $9.3 million and for the three months ended June 30, 2024, the management fee was $8.2 million.
Net Realized Investment Income
For the three months ended June 30, 2025 and 2024, there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended June 30, 2025, was lower compared to the prior period primarily due to the lower level of dividends from companies owned by KKR through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Fee Related Earnings	$886,754	$755,397	$131,357
Insurance Operating Earnings	277,932	253,213	24,719
Strategic Holdings Operating Earnings	29,121	40,852	(11,731)
Total Operating Earnings	1,193,807	1,049,462	144,345

Net Realized Performance Income	109,314	122,839	(13,525)
Net Realized Investment Income	130,898	117,764	13,134
Total Investing Earnings	240,212	240,603	(391)

Total Segment Earnings	1,434,019	1,290,065	143,954
Interest Expense, Net and Other	(93,607)	(79,952)	(13,655)
Income Taxes on Adjusted Earnings	(277,062)	(238,244)	(38,818)
Adjusted Net Income	$1,063,350	$971,869	$91,481

Total Operating Earnings
The increase in total operating earnings for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of fee related earnings and insurance operating earnings, partially offset by a lower level of strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
Total investing earnings for the three months ended June 30, 2025 compared to the prior period remained relatively flat primarily due to a lower level of net realized performance income which was largely offset by a higher level of net realized investment income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of total operating earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings and interest expense, net and other.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended June 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended June 30, 2025 and 2024, the amount of tax benefit from equity-based compensation included in income taxes on adjusted earnings was $29.2 million and $29.4 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3%, for both the three months ended June 30, 2025 and 2024.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Management Fees	$1,913,097	$1,662,634	$250,463
Transaction and Monitoring Fees, Net	495,758	374,942	120,816
Fee Related Performance Revenues	75,014	56,246	18,768
Fee Related Compensation	(434,677)	(366,419)	(68,258)
Other Operating Expenses	(339,835)	(303,265)	(36,570)
Fee Related Earnings	1,709,357	1,424,138	285,219
Realized Performance Income	766,770	753,854	12,916
Realized Performance Income Compensation	(569,467)	(553,017)	(16,450)
Realized Investment Income	371,955	273,299	98,656
Realized Investment Income Compensation	(55,794)	(40,993)	(14,801)
Asset Management Segment Earnings	$2,222,821	$1,857,281	$365,540
Management Fees
The following table presents management fees by business line:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Management Fees
Private Equity	$706,886	$693,135	$13,751
Real Assets	590,972	450,172	140,800
Credit and Liquid Strategies	615,239	519,327	95,912
Total Management Fees	$1,913,097	$1,662,634	$250,463
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025 and (ii) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the first half of 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the three months ended June 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital, and (iii) a lower level of management fees from Asian Fund III due to a step-down in management fee rate and a decrease in invested capital subsequent to the second quarter of 2024. During the six months ended June 30, 2025, there were no management fees earned on new capital raised that were retroactive to the start of the relevant fund’s investment period.
The increase in Real Assets management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024, (ii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, and (iii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a decrease in management fees earned from Global Infrastructure Investors III due to a decrease in invested capital subsequent to the second quarter of 2024 and (ii) a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period in the third quarter of 2024, and now paying fees based on invested capital rather than committed capital. During the six months ended June 30, 2025, approximately $17.7 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base, and (iii) a higher level of management fees earned from CLOs from new issuances in both the US and Europe over the past twelve months.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$39,334	$32,445	$6,889
Real Assets	19,226	29,125	(9,899)
Credit and Liquid Strategies	8,286	5,554	2,732
Capital Markets	428,912	307,818	121,094
Total Transaction and Monitoring Fees, Net	$495,758	$374,942	$120,816
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
The increase in transaction and monitoring fees, net is primarily due to a higher level of transaction fees earned in our Capital Markets business line. The increase in capital markets transaction fees was primarily due to an increase in the number of capital markets transactions for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, reflecting increased levels of capital markets issuance activity across the global equity and leveraged loan markets. Overall, we completed 204 capital markets transactions for the six months ended June 30, 2025, of which 22 represented equity offerings and 182 represented debt offerings, as compared to 184 transactions for the six months ended June 30, 2024, of which 24 represented equity offerings and 160 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit business lines as well as from third-party companies. For the six months ended June 30, 2025, approximately 19% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 22% for the six months ended June 30, 2024. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the six months ended June 30, 2025, approximately 57% of our transaction fees were generated outside of North America as compared to approximately 34% for the six months ended June 30, 2024. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	37,823	17,606	20,217
Credit and Liquid Strategies	37,191	38,640	(1,449)
Total Fee Related Performance Revenues	$75,014	$56,246	$18,768
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
The increase in fee related performance revenues for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of performance revenues being earned from one of our infrastructure K-Series vehicles in our Real Assets business line.
Fee Related Compensation
The increase in fee related compensation for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of occupancy related and general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the six months ended June 30, 2025 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and (ii) a higher level of transaction fees earned in our Capital Markets business line, partially offset by a higher level of fee related compensation and other operating expenses, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Realized Performance Income
Private Equity	$689,552	$593,240	$96,312
Real Assets	36,771	124,966	(88,195)
Credit and Liquid Strategies	40,447	35,648	4,799
Total Realized Performance Income	$766,770	$753,854	$12,916

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Private Equity
Core Investment Vehicles	$187,886	$65,846	$122,040
Next Generation Technology Growth Fund II	162,679	—	162,679
European Fund V	89,459	32,864	56,595
Private Equity K-Series	80,676	32,476	48,200
Strategic Investor Partnerships	78,115	—	78,115
Americas Fund XII	28,838	398,493	(369,655)
Global Impact Fund	13,215	—	13,215
North America Fund XI	—	10,948	(10,948)
Next Generation Technology Growth Fund	—	6,954	(6,954)
Asian Fund III	—	6,721	(6,721)
2006 Fund	—	961	(961)
Other	48,684	37,977	10,707
Total Realized Performance Income	$689,552	$593,240	$96,312

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$24,184	$124,342	$(100,158)
Real Estate Partners Americas II	—	624	(624)
Global Infrastructure Investors II	8,744	—	8,744
Other	3,843	—	3,843
Total Realized Performance Income	$36,771	$124,966	$(88,195)

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Credit and Liquid Strategies
Lending Partners III	$7,334	$—	$7,334
Alternative Credit Vehicles and Other Funds	16,456	12,541	3,915
Other	16,657	23,107	(6,450)
Total Realized Performance Income	$40,447	$35,648	$4,799
Realized performance income in our Private Equity business line for the six months ended June 30, 2025 consisted primarily of (i) performance income from our core investment vehicles and one of our private equity K-Series vehicles, and (ii) realized proceeds from the sale of our investments in ReliaQuest, LLC held by Next Generation Technology Growth Fund II, The Citation Group held by both European Fund V and Global Impact Fund, and BrightSpring Health Services Inc. held by Americas Fund XII.
Realized performance income in our Private Equity business line for the six months ended June 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in AppLovin Corporation held by Americas Fund XII and a dividend from MásOrange held by European Fund V and (ii) performance income from our core investment vehicles and one of our private equity K-Series vehicles.
Realized performance income in our Real Assets business line for the six months ended June 30, 2025 consisted primarily of realized proceeds from the sale of our investments in NEP Renewables II, LLC held by Global Infrastructure Investors III and Q-Park N.V. (infrastructure: transportation sector) held by Global Infrastructure Investors II.

Realized performance income in our Real Assets business line for the six months ended June 30, 2024 consisted primarily of realized proceeds from the sale of our investment in ADNOC Oil Pipelines held by Global Infrastructure Investors III.
Realized performance income in our Credit & Liquid Strategies business line for the six months ended June 30, 2025 consisted primarily of realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized performance income in our Credit and Liquid Strategies business line for the six months ended June 30, 2024 consisted primarily of (i) performance fees earned from our subadvisory agreement with a UK investment fund manager and (ii) realized proceeds from the sale of various investments at certain credit funds that paid carried interest.
Realized Performance Income Compensation
The increase in realized performance income compensation for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Total Realized Investment Income	$371,955	$273,299	$98,656
The increase in realized investment income is primarily due to a higher level of net realized gains, partially offset by a lower level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the six months ended June 30, 2025, realized investment income was primarily comprised of (i) realized gains primarily from the sale of our investments in BridgeBio Pharma, Inc. and ReliaQuest, LLC, (ii) realized gains from the settlement of certain foreign exchange forward contracts, and (iii) interest income primarily from our investments in CLOs. Partially offsetting the realized gains were realized losses, the most significant of which were (i) realized losses from the sale of various revolving credit facilities and (ii) a realized loss related to a structured multi-asset investment vehicle.
For the six months ended June 30, 2024, realized investment income was primarily comprised of (i) interest income primarily from our investments in CLOs and (ii) realized gains from the sale of our investments in AppLovin Corporation, Darktrace Limited, and Australian Venue Co. (consumer products sector). Partially offsetting the realized gains were realized losses, the most significant of which were (i) a realized loss on our infrastructure investment, Indus Towers Ltd. (NSE: INDUSTOWER), (ii) a realized loss on our private equity investment, Acteon Group Ltd., and (iii) realized losses from the sales of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the six months ended June 30, 2025, total fees attributable to KKR Capstone were $45.6 million and total expenses attributable to KKR Capstone were $45.0 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
As of the date of this filing, we have transactions that are pending or that have closed after June 30, 2025 that are expected to result in realized performance income and realized investment income of at least $800 million, which is expected to be realized in the second half of 2025 and most of which is expected to be realized performance income. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the second half of 2025 or future periods will be.

Realized Investment Income Compensation
The increase in realized investment income compensation for the six months ended June 30, 2025 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Operating and Capital Metrics
The following tables present our key asset management segment operating and capital metrics:

	As of
	June 30, 2025	December 31, 2024	Change
	($ in millions)
Assets Under Management	$685,806	$637,572	$48,234
Fee Paying Assets Under Management	$556,247	$511,963	$44,284
Uncalled Commitments	$115,145	$109,555	$5,590

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in millions)
Capital Invested	$36,675	$36,837	$(162)
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2024 to June 30, 2025:

($ in millions)
December 31, 2024	$195,358
New Capital Raised	16,486
Distributions and Other	(7,879)
Redemptions	(15)
Change in Value	10,626
June 30, 2025	$214,576
AUM of our Private Equity business line was $214.6 billion at June 30, 2025, an increase of $19.2 billion, compared to $195.4 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from North America Fund XIV and our private equity K-Series vehicles and, to a lesser extent, (ii) appreciation in investment value primarily from Asian Fund IV, North America Fund XIII, and Americas Fund XII. Partially offsetting the increase were (i) the release of capital commitments related to one of our strategic partnerships, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Next Generation Technology Growth Fund II and our core private equity strategy.
For the six months ended June 30, 2025, the value of our traditional private equity investment portfolio increased by 9%. This was comprised of a 15% increase in share prices of publicly held investments and a 8% increase in value of our privately held investments. For the six months ended June 30, 2025, the value of our growth equity investment portfolio increased 7%, and the value of our core private equity investment portfolio increased 3%.

The most significant increases in the value of our privately held investments were increases in Seiyu Group, Exact Holdings B.V., and Janney Montgomery Scott, LLC (financial services sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Magneti Marelli CK Holdings Co., Ltd. (industrials sector), and Goodpack Limited. The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables for investments that had an increase in value during the current period, and (iii) with respect to Seiyu Group, an increase in valuation reflecting an agreement to exit the investment. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook by the companies that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
The most significant increases in share prices of our publicly held investments were increases in Kokusai Electric Corporation, BrightSpring Health Services Inc., and Gambol Pet Group Co. Ltd. (SHE: 301498). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were J.B. Chemicals and Pharmaceuticals Limited (NSE: JBCP) and OneStream, Inc. The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2024 to June 30, 2025:

($ in millions)
December 31, 2024	$165,969
New Capital Raised	13,461
Distributions and Other	(5,815)
Redemptions	(129)
Change in Value	5,961
June 30, 2025	$179,447
AUM of our Real Assets business line was $179.4 billion at June 30, 2025, an increase of $13.4 billion, compared to $166.0 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV and the Diversified Core Infrastructure Fund, and (iii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and Global Infrastructure Investors IV.
For the six months ended June 30, 2025, the value of our infrastructure investment portfolio increased 8% and the value of our opportunistic real estate equity investment portfolio increased by 5%.
The most significant increases in value across our Real Assets portfolio were increases in the values of Colonial Enterprises, Inc., FiberCop S.p.A., and Greenvolt Energia Renovaveis, S.A. (infrastructure: energy and energy transition). These increases in value across our real assets portfolio were partially offset by decreases in value across our real assets portfolio, the most significant of which was My Community Homes (real estate equity). The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable business outlook by the companies that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2024 to June 30, 2025:

($ in millions)
December 31, 2024	$276,245
New Capital Raised	28,579
Distributions and Other	(13,699)
Redemptions	(3,067)
Change in Value	3,725
June 30, 2025	$291,783
AUM of our Credit and Liquid Strategies business line totaled $291.8 billion at June 30, 2025, an increase of $15.6 billion compared to AUM of $276.2 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit and leveraged credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation across our leveraged credit and private credit investment funds, and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2024 to June 30, 2025:

($ in millions)
December 31, 2024	$119,598
New Capital Raised	23,278
Distributions and Other	(2,040)
Redemptions	(15)
Net Changes in Fee Base of Certain Funds	(1,281)
Change in Value	1,682
June 30, 2025	$141,222
FPAUM of our Private Equity business line was $141.2 billion at June 30, 2025, an increase of $21.6 billion, compared to $119.6 billion at December 31, 2024.
The increase was primarily attributable to (i) management fees now being earned starting this quarter from North America Fund XIV and new capital raised from our private equity K-Series vehicles, our core private equity strategy, and assets we manage and earn fees from in our Strategic Holdings segment. Partially offsetting the increase was (i) a change in fee base for North America Fund XIII as a result of the fund entering its post-investment period, during which we earn fees on invested capital rather than committed capital and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III and Next Generation Technology Growth Fund II.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2024 to June 30, 2025:

($ in millions)
December 31, 2024	$139,681
New Capital Raised	12,728
Distributions and Other	(4,704)
Redemptions	(129)
Change in Value	2,921
June 30, 2025	$150,497
FPAUM of our Real Assets business line was $150.5 billion at June 30, 2025, an increase of $10.8 billion, compared to $139.7 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen and (iii) appreciation in investment value from the Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2024 to June 30, 2025:

($ in millions)
December 31, 2024	$252,684
New Capital Raised	25,117
Distributions and Other	(13,543)
Redemptions	(3,067)
Change in Value	3,337
June 30, 2025	$264,528
FPAUM of our Credit and Liquid Strategies business line was $264.5 billion at June 30, 2025, an increase of $11.8 billion compared to $252.7 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit and leveraged credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation across our leveraged credit and private credit investment funds, and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2025, our Private Equity business line had $55.2 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $54.9 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by (i) the release of capital commitments related to one of our strategic investor partnerships and (ii) capital called from fund investors to make investments during the period.

Real Assets
As of June 30, 2025, our Real Assets business line had $33.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $33.3 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of June 30, 2025, our Credit and Liquid Strategies business line had $26.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $21.4 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the six months ended June 30, 2025, $9.2 billion of capital was invested by our Private Equity business line, as compared to $3.7 billion for the six months ended June 30, 2024. The increase was driven primarily by a $2.4 billion increase in capital invested in our traditional private equity strategy, a $2.3 billion increase in capital invested in our core private equity strategy, and a $0.7 billion increase in capital invested in our growth equity strategy. During the six months ended June 30, 2025, 59% of capital deployed in private equity was in transactions in North America, 29% was in Europe, and 12% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the six months ended June 30, 2025, $9.8 billion of capital was invested by our Real Assets business line, as compared to $13.7 billion for the six months ended June 30, 2024. The decrease was driven primarily by a $5.5 billion decrease in capital invested in our real estate strategy, partially offset by a $0.9 billion increase in capital invested in our energy strategy and a $0.8 billion increase in our infrastructure strategy. During the six months ended June 30, 2025, 47% of capital deployed in real assets was in transactions in North America, 35% was in Europe, and 18% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the six months ended June 30, 2025, $17.6 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $19.4 billion for the six months ended June 30, 2024. The decrease was driven primarily by a lower level of capital deployed across our private credit strategies, most notably asset-based finance. During the six months ended June 30, 2025, 84% of capital deployed was in transactions in North America, 13% was in Europe, and 3% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Net Investment Income	$3,517,868	$3,024,465	$493,403
Net Cost of Insurance	(2,518,603)	(2,073,943)	(444,660)
General, Administrative and Other	(462,561)	(424,469)	(38,092)
Insurance Operating Earnings	$536,704	$526,053	$10,651
Net Investment Income
Net investment income increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, and (ii) higher average portfolio yields.
Net Cost of Insurance
Net cost of insurance increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to (i) an increase in cash compensation expenses, and (ii) higher interest expense primarily reflecting higher levels of borrowing.
Insurance Operating Earnings
Insurance operating earnings increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in net investment income due to an increase in average assets under management and higher portfolio yields, partially offset by an increase in net cost of insurance due to an increase in new business volumes and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Dividends, Net	$60,607	$61,572	$(965)
Strategic Holdings Operating Earnings	60,607	61,572	(965)
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$60,607	$61,572	$(965)
Dividends, Net
For the six months ended June 30, 2025, dividends, net were comprised of dividend income from April S.A., Atlantic Aviation FBO Inc. and ERM Worldwide Group Limited (services sector). For the six months ended June 30, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited, and FiberCop S.p.A. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the six months ended June 30, 2025, the management fee was $17.2 million and for the six months ended June 30, 2024, the management fee was $15.7 million.
Net Realized Investment Income
For the six months ended June 30, 2025 and 2024, there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the six months ended June 30, 2025, was lower compared to the prior period primarily due to a lower level of dividends from companies owned by KKR through our participation in the core private equity strategy.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	($ in thousands)
Fee Related Earnings	$1,709,357	$1,424,138	$285,219
Insurance Operating Earnings	536,704	526,053	10,651
Strategic Holdings Operating Earnings	60,607	61,572	(965)
Total Operating Earnings	2,306,668	2,011,763	294,905

Net Realized Performance Income	197,303	200,837	(3,534)
Net Realized Investment Income	316,161	232,306	83,855
Total Investing Earnings	513,464	433,143	80,321

Total Segment Earnings	2,820,132	2,444,906	375,226
Interest Expense, Net and Other	(185,077)	(154,682)	(30,395)
Income Taxes on Adjusted Earnings	(537,717)	(454,610)	(83,107)
Adjusted Net Income	$2,097,338	$1,835,614	$261,724

Total Operating Earnings
The increase in total operating earnings for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of fee related earnings and insurance operating earnings, partially offset by a lower level of strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of net realized investment income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the six months ended June 30, 2025 compared to the prior period was primarily due to an increase in total operating earnings and, to a lesser extent, total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings and interest expense, net and other.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the six months ended June 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings.
For the six months ended June 30, 2025 and 2024, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $60.0 million and $55.6 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% for both the six months ended June 30, 2025 and 2024.

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
Our investments in the Asset Management segment by asset class as of June 30, 2025 are as follows:

	As of June 30, 2025
	($ in thousands)
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,381,563	$3,337,028	35.7%
Growth Equity	192,470	849,295	9.1%
Private Equity Total	1,574,033	4,186,323	44.8%

Real Estate	1,512,025	1,372,493	14.7%
Energy	609,214	588,961	6.3%
Infrastructure	189,998	476,742	5.1%
Real Assets Total	2,311,237	2,438,196	26.1%

Leveraged Credit	1,120,071	1,095,613	11.7%
Alternative Credit	581,353	734,894	7.9%
Credit Total	1,701,424	1,830,507	19.6%

Other	1,010,030	905,046	9.5%

Total Asset Management Segment Investments	$6,596,724	$9,360,072	100.0%

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

Global Atlantic's Investment Portfolio
As of June 30, 2025, 94%, and 89% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2024, 95%, and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by a NRSRO was not available are considered investment grade if they have a NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of June 30, 2025, were Corporate securities, residential mortgage-backed securities ("RMBS"), and CMBS, comprising 27%, 7%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 92%, 98%, and 94% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 93%, 83%, and 58% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of June 30, 2025. The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of December 31, 2024, were Corporate, RMBS, and CMBS securities, comprising 25%, 6%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 96%, and 90% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 94%, 74%, and 59% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2024. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 28% and 25% as of June 30, 2025 and December 31, 2024, respectively.
Within the funds withheld receivable at interest portfolio, 96% and 97% of the fixed maturity securities were investment grade by NAIC designation as of June 30, 2025 and December 31, 2024, respectively.
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
Substantially all of the AFS fixed maturity securities portfolio, 94% and 95% as of June 30, 2025 and December 31, 2024, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 6% and 5% as of June 30, 2025, and December 31, 2024, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate Fixed Maturity Securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of June 30, 2025 and December 31, 2024, 59% and 55% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of June 30, 2025 and December 31, 2024, approximately 6% and 5% of the portfolio is denominated in foreign currency, respectively.
As of June 30, 2025 and December 31, 2024, 92% and 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 93% and 94% is rated NRSROs investment grade, respectively.
Residential Mortgage-Backed Securities
As of June 30, 2025 and December 31, 2024, 15% and 13% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of June 30, 2025 and December 31, 2024, 91% and 84% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of June 30, 2025, Alt-A, Agency, Option ARM, Prime and Sub-prime represent 38%, 31%, 10%, 8% and 5% of the total RMBS portfolio ($12.1 billion), respectively. As of December 31, 2024, Alt-A, Agency, Option ARM, Sub-prime, and Re-Performing represent 44%, 20%, 15%, 8%, and 6% of the total RMBS portfolio ($10.3 billion), respectively.
Unrealized Gains and Losses for AFS Fixed Maturity Securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of June 30, 2025 and December 31, 2024, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $383.5 million and $584.3 million based on NRSRO ratings, and $193.6 million and $245.6 million based on NAIC ratings, respectively. As of June 30, 2025, unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of June 30, 2025 and December 31, 2024, 30% and 31% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both June 30, 2025 and December 31, 2024. Office and retail properties represent approximately 19% and 20% of the portfolio as of June 30, 2025 and December 31, 2024, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of both June 30, 2025 and December 31, 2024, 91% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation. The payment status of over 99% of the commercial mortgage loan portfolio is current as of both June 30, 2025 and December 31, 2024.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of both June 30, 2025 and December 31, 2024, approximately 90% of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of June 30, 2025 and December 31, 2024, 2% and 1% have loan-to-value ratio over 90%, respectively.
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
As of June 30, 2025, the payment status of 98% of the residential mortgage loan portfolio is current, and approximately $142.8 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2024, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $275.1 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 63% as of both June 30, 2025 and December 31, 2024.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of June 30, 2025, 98% of the consumer loan portfolio is in current status and approximately $30.3 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $31.3 billion as of June 30, 2025, which included cash and short-term investments of $7.1 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. From January 1, 2025 through June 30, 2025, the Asset Management segment transferred $1.1 billion of investments to the Insurance segment for which no gain or loss was recognized.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$472,387	$667,926	$286,463	$1,350,140
Preferred Stock Dividends	37,736	—	37,736	—
Net Income (Loss) Attributable to Noncontrolling Interests	844,341	325,310	1,714,763	736,946
Income Tax Expense (Benefit)	174,304	216,969	260,873	486,170
Income (Loss) Before Tax (GAAP)	$1,528,768	$1,210,205	$2,299,835	$2,573,256
Impact of Consolidation and Other	(879,614)	(151,775)	(1,896,965)	(343,294)
Preferred Stock Dividends	(37,736)	—	(37,736)	—
Income Taxes on Adjusted Earnings	(277,062)	(238,244)	(537,717)	(454,610)
Asset Management Adjustments:
Unrealized (Gains) Losses	257,754	(76,175)	637,091	(475,253)
Unrealized Carried Interest	(429,906)	(190,143)	(1,237,619)	(1,136,959)
Unrealized Carried Interest Compensation	343,769	153,003	989,939	910,455
Transaction-related and Non-operating Items	10,765	1,308	21,316	62,983
Equity-based Compensation	63,750	66,535	142,027	140,312
Equity-based Compensation - Performance based	86,512	83,050	171,111	163,618
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(64,304)	(344,709)	(385,712)	(417,966)
Insurance Adjustments:
(Gains) Losses from Investments	290,084	312,614	1,649,024	559,531
Non-Operating Changes in Policy Liabilities and Derivatives	140,458	106,465	227,089	180,328
Transaction-Related and Non-Operating Items	2,042	—	2,194	—
Equity-Based Compensation	23,371	35,323	44,063	64,389
Amortization of Acquired Intangibles	4,699	4,412	9,398	8,824
Adjusted Net Income	$1,063,350	$971,869	$2,097,338	$1,835,614
Interest Expense, Net	53,020	77,101	127,529	149,908
Preferred Stock Dividends	37,736	—	51,213	—
Net Income Attributable to Noncontrolling Interests	2,851	2,851	6,335	4,774
Income Taxes on Adjusted Earnings	277,062	238,244	537,717	454,610
Total Segment Earnings	$1,434,019	$1,290,065	$2,820,132	$2,444,906
Net Realized Performance Income	(109,314)	(122,839)	(197,303)	(200,837)
Net Realized Investment Income	(130,898)	(117,764)	(316,161)	(232,306)
Total Operating Earnings	$1,193,807	$1,049,462	$2,306,668	$2,011,763
Total Investing Earnings	240,212	240,603	513,464	433,143
Depreciation and Amortization	14,211	12,549	27,444	25,052
Adjusted EBITDA	$1,448,230	$1,302,614	$2,847,576	$2,469,958

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
June 30, 2025
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$25,675,825
Impact of Consolidation and Other	433,321
Exchangeable Securities	358,736
Accumulated Other Comprehensive Income (Loss) (AOCI) and Other (Insurance)	4,878,354
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	(24,081)
KKR Book Value(1)	$31,322,155

Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
June 30, 2025
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$10,729,004
Impact of Consolidation and Other	(3,827,508)
Short-term Investments	182,345
Cash and Short-term Investments	$7,083,841

Investments - Asset Management and Strategic Holdings

As of
June 30, 2025
($ in thousands)
Investments - Asset Management and Strategic Holdings (GAAP)	$115,427,392
Impact of Consolidation and Other	(105,884,975)
Short-term Investments	(182,345)
Investments - Asset Management Segment	$9,360,072
(1)Book Value is a non-GAAP performance measure, which provides additional insight into the net assets of KKR presented on a basis that (i) excludes the net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., (iii) includes the net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and (iv) includes the net impact of certain other assets and liabilities, including the net impact of KKR's tax assets and liabilities as calculated under GAAP. Book Value excludes the dilutive impact of the conversion of any of KKR & Co. Inc.’s Series D Mandatory Convertible Preferred Stock. If all outstanding shares of the Series D Mandatory Convertible Preferred Stock were converted into KKR & Co. Inc. common stock as of June 30, 2025, our Book Value would have increased by $2.5 billion and our common stock outstanding would have increased by 21.4 million shares.

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
As of June 30, 2025, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership.

As of June 30, 2025, netting holes in excess of $50 million existed at North America Fund XI and Asian Fund III in the amounts of $441 million and $284 million, respectively. The remaining unrealized gains in each of these funds as of June 30, 2025 is in excess of these netting holes. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future. If the investment fund has distributed carried interest, but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Although our current and former employees who received distributions of carried interest subject to clawback are required to return them to KKR, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of June 30, 2025, approximately $521 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds and their alternative investment vehicles were liquidated at their June 30, 2025 fair values. As of June 30, 2025, Asian Fund II is the only investment fund with a clawback obligation in excess of $50 million. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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

As of June 30, 2025, KKR had unfunded commitments consisting of $10.5 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $3.0 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of June 30, 2025, these capital markets commitments amounted to $0.3 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of June 30, 2025 have been reduced to reflect the amount expected to be funded by such third parties. As of June 30, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of June 30, 2025, an undiscounted payable of $355.5 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of June 30, 2025, $129.4 million of cumulative cash payments have been made under the tax receivable agreement since inception.

Dividends and Stock Repurchases
A dividend of $0.185 per share of our common stock has been declared and will be paid on August 26, 2025 to holders of record of our common stock as of the close of business on August 11, 2025.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on September 1, 2025 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on August 15, 2025.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common or preferred stockholders will be at the sole discretion of our Board of Directors, and our dividend policy may be changed at any time. We announced on February 4, 2025 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.74 per share (or a quarterly dividend of $0.185 per share) beginning with the dividend announced with the results for the three months ended March 31, 2025. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock or our preferred stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements.
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 94.0 million shares of common stock for $2.7 billion, which equates to an average price of $29.20 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds."
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

Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at June 30, 2025 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments), and including investments in both consolidated and unconsolidated investment funds, approximately 60% of the fair value is derived from investments that are valued based exactly 50% on market comparables and 50% on a discounted cash flow analysis. Less than 5% of the fair value of this Level III private equity investment portfolio (including core private equity investments) is derived from investments that are valued either based 100% on market comparables or 100% on a discounted cash flow analysis. As of June 30, 2025, the overall weights ascribed to the market comparables methodology, the discounted cash flow methodology, and a methodology based on pending sales for this portfolio of Level III private equity investments were 39%, 56%, and 5%, respectively.
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
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of June 30, 2025, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.

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
Level III investments held by Global Atlantic are valued using either pricing services, broker-dealers, third-party asset managers, or internal models. Global Atlantic's valuation committee performs a quantitative and qualitative analysis over all pricing sources used to verify that it represents a reasonable estimate of fair value. As of June 30, 2025, less than 5% of the total value of Global Atlantic's Level III investments were not valued with the engagement of an independent valuation firm. Once Level III valuations are approved by the Global Atlantic Valuation Committee, these valuations are presented to the Global Valuation Committee, and then a presentation of such valuations is provided to the Audit Committee of the Board of Directors of KKR & Co. Inc. and then to the Board of Directors.
As of June 30, 2025, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.
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
As of June 30, 2025, there were no investments (including in our Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets. See "Risk Factors" in our Annual Report and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.

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
As of June 30, 2025, the net market risk liability balance totaled $1.2 billion. As of June 30, 2025, the liability balances for market risk benefits were $990.3 million for fixed-indexed annuities and $221.5 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2025
	Fixed-Indexed Annuity	Other
($ in thousands)
Balance	$990,343	$221,526
Hypothetical Change:
+50 bps Interest Rates	(136,332)	(39,352)
-50 bps Interest Rates	151,516	43,601
+50 bps Instrument-specific Credit Risk	(139,522)	(20,558)
-50 bps Instrument-specific Credit Risk	154,672	22,436
+10% Equity Market Prices	(55,573)	(43,663)
-10% Equity Market Prices	40,346	48,941
95% of Expected Mortality	56,647	4,500
105% of Expected Mortality	(53,276)	(3,927)
90% of Expected Surrenders	24,176	1,724
110% of Expected Surrenders	(22,985)	(1,688)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $273.2 million as of June 30, 2025. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of June 30, 2025, variable annuities accounted for using the fair value option totaled $273.2 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of June 30, 2025
Variable Annuities
($ in thousands)
Balance	$273,230
Hypothetical Change:
+50 bps Interest Rates	(17,914)
-50 bps Interest Rates	19,382
+50 bps Instrument-specific Credit Risk	(11,088)
-50 bps Instrument-specific Credit Risk	11,479
+10% Equity Market Prices	(14,411)
-10% Equity Market Prices	17,053
95% of Expected Mortality	(4,877)
105% of Expected Mortality	4,663
90% of Expected Surrenders	213
110% of Expected Surrenders	(235)
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
As of June 30, 2025, the liability for future policy benefits totaled $11.9 billion, net of reinsurance, split between $10.3 billion associated with payout annuity products, and $1.6 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2025
	Payout Annuities	Other
($ in thousands)
Balance	$10,336,361	$1,559,560
Hypothetical Change:
+50 bps Interest Rates	(182,537)	(356,438)
-50 bps Interest Rates	195,793	383,648
+50 bps Credit Spreads	(160,734)	(243,239)
-50 bps Credit Spreads	166,491	253,133
95% of Expected Mortality(1)	74,326	32,462
105% of Expected Mortality(1)	(70,652)	(30,905)
90% of Expected Surrenders/Lapses	—	(9,480)
110% of Expected Surrenders/Lapses	—	8,643
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
As of June 30, 2025, the additional liability balance of primarily interest-sensitive life totaled $6.0 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of June 30, 2025
Interest-Sensitive Life
($ in thousands)
Balance	$6,022,092
Hypothetical Change:
+50 bps Interest Rates	1,600
-50 bps Interest Rates	(1,614)
+10% Equity Market Prices	(97)
-10% Equity Market Prices	1,281
1% Lower Annual Equity Growth	4,285
95% of Expected Mortality	(44,880)
105% of Expected Mortality	44,244
90% of Expected Surrenders	21,855
110% of Expected Surrenders	(21,466)
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
As of June 30, 2025, the embedded derivative liability balance totaled $6.4 billion for fixed-indexed annuities, and $476.7 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2025
	Fixed-Indexed Annuities	Interest Sensitive Life
($ in thousands)
Balance	$6,420,201	$476,654
Hypothetical Change:
+50 bps Interest Rates	(110,401)	(4,514)
-50 bps Interest Rates	115,506	4,704
+50 bps Credit Spreads	(134,730)	(4,514)
-50 bps Credit Spreads	139,794	4,704
+10% Equity Market Prices	695,109	51,305
-10% Equity Market Prices	(706,671)	(78,240)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of June 30, 2025, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.7 billion net asset ($118.1 million in funds withheld receivables at interest, and $(2.6) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2025
	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
($ in thousands)
Balance	$118,072	$(2,598,382)
Hypothetical Change:
+50 bps Interest Rates	(10,218)	(1,265,880)
-50 bps Interest Rates	14,489	1,340,085
+50 bps Investment Credit Spreads	(32,625)	(1,310,466)
-50 bps Investment Credit Spreads	32,625	1,384,671
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There was no material change to our market risks during the three months ended June 30, 2025. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, for a discussion of current risks, uncertainties, and other market and economic conditions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Second Quarter of 2025
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of July 25, 2025, there is approximately $459 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the second quarter of 2025, 36,411 shares of common stock were repurchased, and 917,903 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2025 to April 30, 2025)	36,411	$92.32	36,411	$461,673
Month #2 (May 1, 2025 to May 31, 2025)	—	$—	—	$458,717
Month #3 (June 1, 2025 to June 30, 2025)	—	$—	—	$458,690
Total through June 30, 2025	36,411		36,411	$458,690

(1)As previously announced in April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less (the “Share Repurchase Program Increase Threshold”), the total available amount under the share repurchase program would automatically add an additional $500 million to the then remaining available amount of $50 million or less. The Share Repurchase Program Increase Threshold was reached during the three months ended June 30, 2025, and the share repurchase program total available amount increased by $500 million. Any additional increases to this remaining available amount would require a separate approval by the Board of Directors of KKR & Co. Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of KKR & Co. Inc. (incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).
3.2	Second Amended and Restated Bylaws of KKR & Co. Inc. (incorporated by reference to Exhibit 3.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).
4.1	Indenture dated as of May 28, 2025 between the Issuer and the Trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 28, 2025).
4.2
First Supplemental Indenture dated as of May 28, 2025 among the Issuer, the Guarantor and the Trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 28, 2025).

4.3	Form of 6.875% Subordinated Note due 2065 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 28, 2025).
22.1	Subsidiary Guarantor and Subsidiary Issuer of Guaranteed Securities.
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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and June 30, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and June 30, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 8, 2025