Form 10-Q
period 2025-09-30
KKR & Co. Inc.
filed 2025-11-07
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, there were 891,353,410 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2025

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$13,561,041	$8,535,048
Restricted Cash and Cash Equivalents	54,489	138,948
Investments	118,617,813	106,453,051
Due from Affiliates	2,079,123	1,856,045
Other Assets	6,129,090	5,534,286
	140,441,556	122,517,378
Insurance
Cash and Cash Equivalents	$9,120,816	$6,343,445
Restricted Cash and Cash Equivalents	150,143	350,512
Investments	186,499,370	170,144,744
Reinsurance Recoverable	46,541,460	45,270,625
Insurance Intangible Assets	5,590,682	5,198,943
Other Assets	6,230,487	6,292,704
Separate Account Assets	3,906,414	3,981,060
	258,039,372	237,582,033
Total Assets	$398,480,928	$360,099,411

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$49,232,778	$45,933,920
Due to Affiliates	424,369	524,516
Accrued Expenses and Other Liabilities	14,798,038	11,448,503
	64,455,185	57,906,939
Insurance
Policy Liabilities (market risk benefit liabilities: $1,299,001 and $1,002,236, as of September 30, 2025 and December 31, 2024, respectively.)	$200,507,307	$185,205,366
Debt Obligations	3,885,967	3,713,336
Funds Withheld Payable at Interest	45,371,908	43,961,910
Accrued Expenses and Other Liabilities	3,496,226	2,186,962
Reinsurance Liabilities	1,455,966	1,159,146
Separate Account Liabilities	3,906,414	3,981,060
	258,623,788	240,207,780
Total Liabilities	323,078,973	298,114,719

	September 30, 2025	December 31, 2024

Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$2,360,396	$1,585,177

Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 and 0 shares, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	2,543,404	—
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 890,970,061 and 888,232,174 shares, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	8,910	8,882
Additional Paid-In Capital	18,877,610	18,406,718
Retained Earnings	12,943,836	12,282,513
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(4,624,558)	(7,046,545)
Total KKR & Co. Inc. Stockholders' Equity	29,749,202	23,651,568
Noncontrolling Interests (See Note 22)	43,292,357	36,747,947
Total Equity	73,041,559	60,399,515
Total Liabilities and Equity	$398,480,928	$360,099,411

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of September 30, 2025 and December 31, 2024, KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") including those CFEs holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	September 30, 2025
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$3,140,721	$2,411,081	$—	$5,551,802
Restricted Cash and Cash Equivalents	—	22,222	—	22,222
Investments	30,344,034	69,972,350	—	100,316,384
Other Assets	593,028	316,780	—	909,808
	34,077,783	72,722,433	—	106,800,216

Insurance
Cash and Cash Equivalents	—	—	1,626,211	1,626,211
Investments	—	—	29,634,574	29,634,574
Other Assets	—	—	977,464	977,464
	—	—	32,238,249	32,238,249
Total Assets	$34,077,783	$72,722,433	$32,238,249	$139,038,465

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,028,712	$6,621,826	$—	$36,650,538
Accrued Expenses and Other Liabilities	2,445,659	1,046,679	—	3,492,338
	32,474,371	7,668,505	—	40,142,876
Insurance
Debt Obligations	—	—	134,800	134,800
Accrued Expenses and Other Liabilities	—	—	786,577	786,577
	—	—	921,377	921,377
Total Liabilities	$32,474,371	$7,668,505	$921,377	$41,064,253

	December 31, 2024
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,945,010	$1,319,779	$—	$4,264,789
Restricted Cash and Cash Equivalents	—	115,467	—	115,467
Investments	27,488,538	60,366,652	—	87,855,190
Other Assets	333,653	601,547	—	935,200
	30,767,201	62,403,445	—	93,170,646
Insurance
Cash and Cash Equivalents	—	—	853,240	853,240
Investments	—	—	27,649,919	27,649,919
Other Assets	—	—	763,982	763,982
	—	—	29,267,141	29,267,141
Total Assets	$30,767,201	$62,403,445	$29,267,141	$122,437,787

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$27,150,809	$7,555,057	$—	$34,705,866
Accrued Expenses and Other Liabilities	2,244,253	231,411	—	2,475,664
	29,395,062	7,786,468	—	37,181,530
Insurance
Debt Obligations	—	—	70,400	70,400
Accrued Expenses and Other Liabilities	—	—	495,814	495,814
	—	—	566,214	566,214
Total Liabilities	$29,395,062	$7,786,468	$566,214	$37,747,744

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,105,238	$1,105,666	$2,916,482	$2,621,516
Capital Allocation-Based Income (Loss)	638,764	1,163,424	2,708,601	3,164,491
	1,744,002	2,269,090	5,625,083	5,786,007
Insurance
Net Premiums	1,059,610	621,218	2,113,216	7,593,534
Policy Fees	339,735	375,371	1,013,182	1,038,218
Net Investment Income	1,969,779	1,701,826	5,616,405	4,802,226
Net Investment-Related Gains (Losses)	351,800	(235,971)	(845,386)	(780,077)
Other Income	61,049	60,162	202,501	180,436
	3,781,973	2,522,606	8,099,918	12,834,337
Total Revenues	5,525,975	4,791,696	13,725,001	18,620,344

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	954,983	1,374,840	3,365,683	3,586,453
Occupancy and Related Charges	30,597	35,837	99,702	82,683
General, Administrative and Other	414,891	367,666	1,039,220	950,136
	1,400,471	1,778,343	4,504,605	4,619,272
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $34,370 and $244,897, and $54,469 and $(35,501), for the three and nine months ended September 30, 2025 and 2024, respectively; remeasurement (gain) loss on policy liabilities: $(106,152) and $(63,900), and $(74,645) and $(74,645), for the three and nine months ended September 30, 2025 and 2024, respectively.)	3,075,361	2,421,695	7,575,360	11,881,924
Amortization of Policy Acquisition Costs	86,962	49,360	265,733	78,416
Interest Expense	72,064	78,508	212,465	198,825
Insurance Expenses	185,787	211,148	449,900	655,338
General, Administrative and Other	203,626	206,951	593,607	571,503
	3,623,800	2,967,662	9,097,065	13,386,006
Total Expenses	5,024,271	4,746,005	13,601,670	18,005,278

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,197,827	1,314,626	3,032,152	2,345,455
Dividend Income	416,233	151,260	1,026,266	867,666
Interest Income	806,711	854,927	2,402,451	2,648,890
Interest Expense	(722,914)	(721,940)	(2,084,804)	(2,259,257)
Total Investment Income (Loss)	1,697,857	1,598,873	4,376,065	3,602,754

Income (Loss) Before Taxes	2,199,561	1,644,564	4,499,396	4,217,820

Income Tax Expense (Benefit)	359,739	209,896	620,612	696,066

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Income (Loss)	1,839,822	1,434,668	3,878,784	3,521,754
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,058	(4,798)	110,727	57,546
Net Income (Loss) Attributable to Noncontrolling Interests	905,407	838,916	2,543,501	1,513,518
Net Income (Loss) Attributable to KKR & Co. Inc.	900,357	600,550	1,224,556	1,950,690

Series D Mandatory Convertible Preferred Stock Dividends	40,430	—	78,166	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$859,927	$600,550	$1,146,390	$1,950,690

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.97	$0.68	$1.27	$2.20
Diluted	$0.90	$0.64	$1.19	$2.09
Weighted Average Shares of Common Stock Outstanding
Basic	890,961,714	887,444,991	889,984,777	886,618,138
Diluted	955,751,429	941,967,479	955,793,116	933,079,377

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Net Income (Loss)	$1,839,822	$1,434,668	$3,878,784	$3,521,754

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	897,811	2,327,041	2,689,115	1,699,218

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(265,784)	(687,406)	(543,668)	(414,922)

Foreign Currency Translation Adjustments	(52,479)	181,643	250,508	(19,338)

Comprehensive Income (Loss)	2,419,370	3,255,946	6,274,739	4,786,712

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,058	(4,798)	110,727	57,546
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	887,435	828,439	2,530,482	1,498,203

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$1,497,877	$2,432,305	$3,633,530	$3,230,963

See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	—	—	2,543,404	51,750,000
End of Period	2,543,404	51,750,000	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,909	890,938,778	8,882	888,232,174
Net Delivery of Common Stock (Equity Incentive Plans)	—	13,105	24	2,453,538
Repurchases of Common Stock	—	—	—	(36,411)
Clawback of Transfer Restricted Shares	—	(623)	—	(2,505)
Exchange of KKR Restricted Holdings Units	1	18,801	4	315,207
Private Placement Share Issuance	—	—	—	8,058
End of Period	8,910	890,970,061	8,910	890,970,061
Additional Paid-In Capital
Beginning of Period	18,640,161		18,406,718
Net Delivery of Common Stock (Equity Incentive Plans)	(1,208)		(108,005)
Repurchases of Common Stock	—		(3,362)
Equity-Based Compensation (Non-Cash Contribution)	77,884		236,868
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	159,600		339,476
Tax Effects of Changes in Ownership and Other	1,173		5,915
End of Period	18,877,610		18,877,610
Retained Earnings
Beginning of Period	12,248,728		12,282,513
Net Income (Loss) Attributable to KKR & Co. Inc.	900,357		1,224,556
Series D Mandatory Convertible Preferred Stock Dividends ($0.78125 and $1.510450 per share)	(40,430)		(78,166)
Common Stock Dividends ($0.185 and $0.545 per share)	(164,819)		(485,067)
End of Period	12,943,836		12,943,836
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(5,221,973)		(7,046,545)
Other Comprehensive Income (Loss)	597,520		2,408,974
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(105)		13,013
End of Period	(4,624,558)		(4,624,558)
Total KKR & Co. Inc. Stockholders' Equity	29,749,202		29,749,202
Noncontrolling Interests (See Note 22)	43,292,357		43,292,357
Total Equity	$73,041,559		$73,041,559

Redeemable Noncontrolling Interests (See Note 23)	$2,360,396		$2,360,396

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued) (Amounts in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Amounts	Shares	Amounts	Shares
Series I Preferred Stock
Beginning of Period	$—	1	$—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,874	887,439,098	8,850	885,005,588
Net Delivery of Common Stock (Equity Incentive Plans)	—	1,562	24	2,378,037
Private Placement Share Issuance	—	—	—	5,379
Exchange of KKR Restricted Holdings Units	—	8,333	—	69,714
Clawback of Transfer Restricted Shares	—	—	—	(9,725)
End of Period	8,874	887,448,993	8,874	887,448,993
Additional Paid-In Capital
Beginning of Period	18,133,336		17,549,157
Net Delivery of Common Stock (Equity Incentive Plans)	(84)		(93,054)
Compensation Modification	—		226,011
Compensation Modification - Issuance of Holdings III Units	—		(53,623)
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—		(40,789)
Equity-Based Compensation (Non-Cash Contribution)	77,590		233,849
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	56,131		317,228
Tax Effects of Changes in Ownership and Other	15		15
End of Period	18,266,988		18,266,988
Retained Earnings
Beginning of Period	10,867,154		9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	600,550		1,950,690
Common Stock Dividends ($0.175 and $0.52 per share)	(155,306)		(456,628)
End of Period	11,312,398		11,312,398
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(7,336,261)		(4,517,649)
Other Comprehensive Income (Loss)	1,831,755		1,280,273
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	—		(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(69)		30,295
End of Period	(5,504,575)		(5,504,575)
Total KKR & Co. Inc. Stockholders' Equity	24,083,685		24,083,685
Noncontrolling Interests (See Note 22)	36,392,617		36,392,617
Total Equity	$60,476,302		$60,476,302

Redeemable Noncontrolling Interests (See Note 23)	$1,322,308		$1,322,308

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net Income (Loss)	$3,878,784	$3,521,754
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	539,430	552,987
Net Realized (Gains) Losses - Asset Management and Strategic Holdings	(601,284)	(285,679)
Change in Unrealized (Gains) Losses - Asset Management and Strategic Holdings	(2,430,868)	(2,059,776)
Capital Allocation-Based (Income) Loss - Asset Management and Strategic Holdings	(2,708,601)	(3,164,491)
Net Investment and Policy Liability-Related (Gains) Losses - Insurance	2,680,580	2,545,702
Net Accretion and Amortization	(118,789)	(88,832)
Interest Credited to Policyholder Account Balances (net of Policy Fees) - Insurance	3,623,516	3,003,466
Other Non-Cash Amounts	418,631	230,758
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided - Insurance	326,018	1,012,179
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable - Insurance	568,128	308,395
Change in Deferred Policy Acquisition Costs - Insurance	(785,208)	(608,967)
Change in Policy Liabilities and Accruals, Net - Insurance	847,023	(288,359)
Change in Consolidation	(145)	77,255
Change in Due from / to Affiliates	(293,707)	(565,869)
Change in Other Assets	(639,394)	(1,126,868)
Change in Accrued Expenses and Other Liabilities	2,077,410	3,172,423
Investments Purchased - Asset Management and Strategic Holdings	(28,347,134)	(33,483,469)
Proceeds from Investments - Asset Management and Strategic Holdings	26,343,701	34,008,924
Net Cash Provided (Used) by Operating Activities	5,378,091	6,761,533

Investing Activities
Acquisitions, Net	(146,273)	—
Purchases of Fixed Assets	(126,929)	(88,369)
Investments Purchased - Insurance	(69,675,125)	(60,261,313)
Proceeds from Investments - Insurance	57,887,810	43,527,269
Other Investing Activities, Net	17,178	27,721
Net Cash Provided (Used) by Investing Activities	(12,043,339)	(16,794,692)

	Nine Months Ended September 30,
	2025	2024
Financing Activities
Series D Mandatory Convertible Preferred Stock Dividends	(78,166)	—
Common Stock Dividends	(485,067)	(456,628)
Distributions to Redeemable Noncontrolling Interests	(25,607)	(20,432)
Contributions from Redeemable Noncontrolling Interests	707,908	671,530
Distributions to Noncontrolling Interests	(3,138,509)	(6,767,940)
Contributions from Noncontrolling Interests	4,782,434	5,942,333
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	—
2024 GA Acquisition - Cash consideration (See Note 1)	—	(2,622,230)
Net Delivery of Common Stock (Equity Incentive Plans)	(107,981)	(93,030)
Repurchases of Common Stock	(3,362)	—
Proceeds from Debt Obligations	19,981,021	21,191,234
Repayment of Debt Obligations	(17,828,186)	(18,770,321)
Financing Costs Paid	(28,912)	(18,282)
Additions to Contractholder Deposit Funds - Insurance	23,952,574	23,011,953
Withdrawals from Contractholder Deposit Funds - Insurance	(16,370,422)	(16,764,510)
Reinsurance Transactions, Net of Cash Provided - Insurance	—	47,821
Other Financing Activity, Net - Insurance	120,345	(1,168,914)
Net Cash Provided (Used) by Financing Activities	14,021,474	4,182,584

Effect of exchange rate changes on cash, cash equivalents and restricted cash	162,310	4,894

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$7,518,536	$(5,845,681)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	15,367,953	20,808,120
Cash, Cash Equivalents and Restricted Cash, End of Period	$22,886,489	$14,962,439

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,535,048	$8,393,892
Restricted Cash and Cash Equivalents	138,948	116,599
Total Asset Management and Strategic Holdings	8,673,996	8,510,491
Insurance
Cash and Cash Equivalents	$6,343,445	$11,954,675
Restricted Cash and Cash Equivalents	350,512	342,954
Total Insurance	6,693,957	12,297,629

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$15,367,953	$20,808,120

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$13,561,041	$8,602,477
Restricted Cash and Cash Equivalents	54,489	114,285
Total Asset Management and Strategic Holdings	13,615,530	8,716,762
Insurance
Cash and Cash Equivalents	$9,120,816	$5,857,308
Restricted Cash and Cash Equivalents	150,143	388,369
Total Insurance	9,270,959	6,245,677

Cash, Cash Equivalents and Restricted Cash, End of Period	$22,886,489	$14,962,439

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,941,763	$2,145,165
Payments for Income Taxes	$894,707	$482,665
Payments for Operating Lease Liabilities	$48,457	$48,366

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$28,538	$34,317
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(17,809)	$—
Non-Cash Repayment of Debt Obligations	$(100,000)	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(1,568,133)	$(432,918)
Investments Acquired through Reinsurance Agreements	$—	$11,393,248
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$—	$2,047,850

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$2,391,477	$(81,971)
Other Assets	$(2,147)	$12,084
Debt Obligations	$—	$(1,063,374)
Accrued Expenses and Other Liabilities	$(19)	$5,952
Noncontrolling Interests	$2,391,392	$1,163,105

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units") representing economic interests in KKR's business. As of September 30, 2025, KKR & Co. Inc. held indirectly approximately 98.9% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings L.P. ("Associates Holdings") and outstanding preferred units with economic terms that mirror the KKR & Co. Inc. 6.25% Series D Mandatory Convertible Preferred Stock (the “Series D Mandatory Convertible Preferred Stock”).
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the nine months ended September 30, 2025, there were no significant updates to KKR’s significant accounting policies.

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
Goodwill recorded as a result of the acquisition of Global Atlantic has been allocated to the insurance segment, and goodwill recorded as a result of the acquisitions of KJR Management ("KJRM") and HealthCare Royalty Management, LLC has been allocated to the asset management segment.
During the three months ended September 30, 2025, KKR performed its annual impairment analysis for the goodwill recorded at the asset management, strategic holdings and insurance reporting units.
KKR elected to perform step zero for the purposes of its impairment analysis for the goodwill recorded at its reporting units. Based upon these assessments, no goodwill impairment charges were recorded. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.
Additionally, during the three months ended September 30, 2025, KKR performed its annual impairment analysis on investment management contracts recorded at KKR’s asset management business, which were determined to have indefinite useful lives and are not subject to amortization. KKR elected to perform a qualitative assessment for the purposes of its impairment analysis. Based upon this assessment, no impairment charges were recorded. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, and current and projected financial performance.
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
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025–03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025–03”). ASU 2025–03 requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business to consider factors to determine which entity is the accounting acquirer. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2026. KKR does not expect the adoption to have a material impact on its consolidated financial statements or disclosures.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025–05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025–05”). ASU 2025–05 simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2025. Early adoption is permitted. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025–06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025–06”). ASU 2025–06 eliminates accounting consideration of software project development stages; requires to begin capitalizing software costs when (1) management has authorized and committed to funding the project and (2) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold). ASU 2025–06 also enhances the guidance around the ‘probable-to-complete’ threshold. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2027. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three and nine months ended September 30, 2025 and 2024, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management Fees	$668,524	$521,573	$1,793,039	$1,478,403
Fee Credits	(211,382)	(257,974)	(482,364)	(435,476)
Transaction Fees	516,783	732,129	1,250,321	1,267,204
Monitoring Fees	55,601	43,622	157,362	135,902
Incentive Fees	1,597	4,386	16,715	38,215
Expense Reimbursements	46,788	32,789	108,490	68,050
Consulting Fees	27,327	29,141	72,919	69,218
Fees and Other	1,105,238	1,105,666	2,916,482	2,621,516

Carried Interest	621,925	1,071,164	2,490,708	2,856,414
General Partner Capital Interest	16,839	92,260	217,893	308,077
Total Capital Allocation-Based Income (Loss)	638,764	1,163,424	2,708,601	3,164,491

Total Revenues	$1,744,002	$2,269,090	$5,625,083	$5,786,007

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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$233,324	$269,503	$502,827	$(100,037)	$1,606,607	$1,506,570
Credit (1)	12,608	4,162	16,770	(6,697)	16,244	9,547
Investments of Consolidated CFEs (1)	(27,899)	(53,156)	(81,055)	(71,668)	46,225	(25,443)
Real Assets (1)	3,504	(22,287)	(18,783)	342,196	(239,711)	102,485
Equity Method - Other (1)	153,812	67,657	221,469	84,461	261,934	346,395
Other Investments (1)	(44,070)	215,571	171,501	20,529	100,905	121,434
Foreign Exchange Forward Contracts and Options (2)	(9,894)	260,138	250,244	1,576	(440,759)	(439,183)
Securities Sold Short (2)	(3,838)	(9,715)	(13,553)	(7,171)	(5,406)	(12,577)
Other Derivatives (2)	(7,509)	(3,093)	(10,602)	(17,283)	(2,074)	(19,357)
Debt Obligations and Other (3)	397	158,612	159,009	6,623	(281,868)	(275,245)
Net Gains (Losses) From Investment Activities	$310,435	$887,392	$1,197,827	$252,529	$1,062,097	$1,314,626

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$803,496	$2,471,176	$3,274,672	$(75,157)	$2,053,432	$1,978,275
Credit (1)	(73,774)	204,621	130,847	61,597	(142,345)	(80,748)
Investments of Consolidated CFEs (1)	(220,067)	(292,795)	(512,862)	(68,378)	54,177	(14,201)
Real Assets (1)	(37,432)	227,173	189,741	291,310	(234,798)	56,512
Equity Method - Other (1)	287,230	518,109	805,339	288,450	405,124	693,574
Other Investments (1)	(176,368)	549,973	373,605	(250,458)	361,342	110,884
Foreign Exchange Forward Contracts and Options (2)	11,719	(1,371,847)	(1,360,128)	59,414	(225,344)	(165,930)
Securities Sold Short (2)	(5,119)	(16,766)	(21,885)	(23,920)	5,285	(18,635)
Other Derivatives (2)	(13,831)	(5,785)	(19,616)	(24,780)	6,694	(18,086)
Debt Obligations and Other (3)	25,430	147,009	172,439	27,601	(223,791)	(196,190)
Net Gains (Losses) From Investment Activities	$601,284	$2,430,868	$3,032,152	$285,679	$2,059,776	$2,345,455

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
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed Maturity Securities	$1,616,087	$1,428,699	$4,563,551	$4,173,336
Mortgage and Other Loan Receivables	772,962	725,463	2,328,834	1,914,700
Real Assets	258,087	236,440	766,197	547,781
Short-Term and Other Investment Income	164,244	131,573	431,236	398,629
Income Assumed from Funds Withheld Receivable at Interest	24,149	20,717	56,403	61,433
Policy Loans	20,524	20,180	60,480	64,260
Income Ceded to Funds Withheld Payable at Interest	(640,938)	(640,254)	(1,896,783)	(1,746,618)
Total Investment Income (Losses)	2,215,115	1,922,818	6,309,918	5,413,521
Less Investment Expenses:
Investment Management and Administration	154,713	146,693	436,961	379,015
Real Asset Depreciation and Maintenance	63,667	51,797	186,904	151,716
Interest Expense on Derivative Collateral and Repurchase Agreements	26,956	22,502	69,648	80,564
Net Investment Income	$1,969,779	$1,701,826	$5,616,405	$4,802,226

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
Net investment-related gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(50,492)	$(285,352)	$(1,577,554)	$(387,975)
Credit Loss Allowances on Available-For-Sale Securities	(10,641)	(59,195)	(93,933)	(50,455)
Credit Loss Allowances on Mortgage and Other Loan Receivables	(60,074)	(92,293)	(80,273)	(263,749)
Credit Loss Allowances on Unfunded Commitments	(3,647)	(1,663)	(1,318)	25,598
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	381,315	1,056,483	601,424	471,647
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	62,059	14,127	63,774	(10,100)
Unrealized Gains (Losses) on Real Assets	31,867	(20,041)	45,126	(179,759)
Realized Gains (Losses) on Real Assets	362	(286)	17,757	6,787
Net Gains (Losses) on Derivative Instruments	78,082	(877,533)	(55,706)	(451,747)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	(35,391)	(20,158)	80,417	50,147
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(4,004)	(24,194)	(67,488)	(47,242)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(42,550)	77,046	223,227	56,929
Other Realized Gains (Losses)	4,914	(2,912)	(839)	(158)
Net Investment-Related Gains (Losses)	$351,800	$(235,971)	$(845,386)	$(780,077)
Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by Global Atlantic:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$83,041	$186,615	$269,656	$64,610	$150,604	$215,214
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	6,335	892	7,227	19,132	292	19,424
Accretion of Initial Credit Loss Allowance on PCD Securities	—	188	188	—	125	125
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(65)	(5,873)	(5,938)	(38)	(3,145)	(3,183)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	5,247	(1,833)	3,414	105	39,666	39,771
Balances Charged Off	(19,931)	—	(19,931)	(22,840)	—	(22,840)
Balance, as of End of Period	$74,627	$179,989	$254,616	$60,969	$187,542	$248,511

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$99,616	$175,706	$275,322	$49,008	$219,704	$268,712
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	43,965	20,716	64,681	41,475	1,552	43,027
Accretion of Initial Credit Loss Allowance on PCD Securities	—	610	610	—	440	440
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(939)	(31,368)	(32,307)	(278)	(11,972)	(12,250)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	14,927	14,325	29,252	17,233	(9,805)	7,428
Balances Charged Off	(82,942)	—	(82,942)	(46,469)	(12,377)	(58,846)
Balance, as of End of Period	$74,627	$179,989	$254,616	$60,969	$187,542	$248,511
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$335,792	$84,594	$154,103	$574,489	$308,367	$90,234	$202,655	$601,256
Net Provision (Release)	31,494	12,859	15,721	60,074	64,482	8,263	19,548	92,293
Charge-Offs	(47)	(1,984)	(33,657)	(35,688)	(44,487)	(2,334)	(34,932)	(81,753)
Recoveries of Amounts Previously Charged-Off	—	—	5,519	5,519	3,564	—	5,884	9,448
Balance, as of End of Period	$367,239	$95,469	$141,686	$604,394	$331,926	$96,163	$193,155	$621,244

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$326,057	$107,245	$181,106	$614,408	$319,631	$107,204	$175,608	$602,443
Net Provision (Release)	41,544	(7,809)	46,538	80,273	151,822	(5,925)	117,852	263,749
Charge-Offs	(362)	(3,967)	(103,815)	(108,144)	(143,091)	(5,116)	(117,496)	(265,703)
Recoveries of Amounts Previously Charged-Off	—	—	17,857	17,857	3,564	—	17,191	20,755
Balance, as of End of Period	$367,239	$95,469	$141,686	$604,394	$331,926	$96,163	$193,155	$621,244

Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$6,717,608	$6,975,389	$26,701,685	$15,934,858
Gross Gains	$64,750	$51,468	$103,832	$95,192
Gross Losses	$(108,584)	$(334,092)	$(1,626,845)	$(453,105)
7. INVESTMENTS
Investments consist of the following:

	September 30, 2025	December 31, 2024
Asset Management and Strategic Holdings
Private Equity	$41,131,383	$34,462,952
Credit	7,276,203	8,054,581
Investments of Consolidated CFEs	30,344,034	27,488,538
Real Assets	13,855,922	13,222,738
Equity Method - Other	9,812,856	8,333,527
Equity Method - Capital Allocation-Based Income	10,679,020	9,798,370
Other Investments	5,518,395	5,092,344
Investments – Asset Management and Strategic Holdings	$118,617,813	$106,453,051

Insurance
Fixed Maturity Securities, Available-For-Sale, at Fair Value(1)	$88,422,435	$76,259,956
Mortgage and Other Loan Receivables	52,407,457	52,751,077
Fixed Maturity Securities, Trading, at Fair Value(2)	22,983,199	21,419,241
Real Assets(3)(4)	14,654,231	14,078,498
Other Investments(4)(5)	3,996,126	1,475,156
Funds Withheld Receivable at Interest	2,384,103	2,537,858
Policy Loans	1,651,819	1,622,958
Investments – Insurance(6)	$186,499,370	$170,144,744

Total Investments	$305,117,183	$276,597,795
(1)Amortized cost of $94.5 billion and $85.6 billion, net of credit loss allowances of $254.6 million and $275.3 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Amortized cost of $24.8 billion and $23.8 billion as of September 30, 2025 and December 31, 2024, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $738.0 million and $623.1 million as of September 30, 2025 and December 31, 2024, respectively.
(4)Real assets of $1.0 billion as of both September 30, 2025 and December 31, 2024, and other investments of $856.2 million and $682.9 million as of September 30, 2025 and December 31, 2024, respectively, are accounted for using the equity method of accounting. In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of real assets and other investments for which the fair value option has been elected was $728.9 million and $437.9 million, respectively, as of September 30, 2025, and the carrying amount of these investments was $471.5 million and $4.8 million, respectively, as of December 31, 2024. Global Atlantic's maximum exposure to loss related to equity method investments, including those which fair value has been elected, is limited to the carrying value of these investments plus unfunded commitments of $31.9 million and $23.0 million as of September 30, 2025 and December 31, 2024, respectively.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of September 30, 2025 and December 31, 2024, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic Holdings consolidated investment vehicles and other entities.

As of September 30, 2025 and December 31, 2024, there were no investments which represented greater than 5% of total investments.

Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of September 30, 2025			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$523,163	$—	$959	$(107,425)	$416,697
U.S. State, Municipal and Political Subdivisions	3,400,773	—	5,315	(762,711)	2,643,377
Corporate	58,168,561	(74,627)	634,177	(5,391,823)	53,336,288
Residential Mortgage-Backed Securities, or “RMBS”	12,514,312	(111,992)	135,474	(269,362)	12,268,432
Commercial Mortgage-Backed Securities, or “CMBS”	8,416,931	(56,566)	69,405	(185,800)	8,243,970
Collateralized Bond Obligations, or “CBOs”	179,076	—	—	(7,486)	171,590
CLOs	5,512,822	(4,394)	35,055	(22,436)	5,521,047
Asset-Backed Securities, or “ABSs”	5,795,901	(7,037)	70,848	(38,678)	5,821,034
Total AFS Fixed Maturity Securities	$94,511,539	$(254,616)	$951,233	$(6,785,721)	$88,422,435
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

The maturity distribution for AFS fixed maturity securities is as follows:

As of September 30, 2025	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$1,028,490	$1,015,454
Due After One Year Through Five Years	12,096,346	11,997,548
Due After Five Years Through Ten Years	15,326,381	15,510,901
Due After Ten Years	33,566,653	27,872,459
Subtotal	62,017,870	56,396,362
RMBS	12,402,320	12,268,432
CMBS	8,360,365	8,243,970
CBOs	179,076	171,590
CLOs	5,508,428	5,521,047
ABSs	5,788,864	5,821,034
Total AFS Fixed Maturity Securities	$94,256,923	$88,422,435
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$34,398	$(4,241)	$287,104	$(103,184)	$321,502	$(107,425)
U.S. State, Municipal and Political Subdivisions	95,144	(6,547)	2,368,762	(756,164)	2,463,906	(762,711)
Corporate	7,721,353	(280,776)	15,565,357	(5,111,047)	23,286,710	(5,391,823)
RMBS	985,352	(17,966)	2,755,767	(251,396)	3,741,119	(269,362)
CMBS	564,455	(8,588)	1,699,765	(177,212)	2,264,220	(185,800)
CBOs	20,800	(1,101)	150,790	(6,385)	171,590	(7,486)
CLOs	331,390	(5,062)	213,363	(17,374)	544,753	(22,436)
ABSs	844,679	(6,315)	620,151	(32,363)	1,464,830	(38,678)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$10,597,571	$(330,596)	$23,661,059	$(6,455,125)	$34,258,630	$(6,785,721)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,150,669	$(110,280)	$203,661	$(74,646)	$2,354,330	$(184,926)
U.S. State, Municipal and Political Subdivisions	251,191	(4,816)	3,305,469	(1,005,121)	3,556,660	(1,009,937)
Corporate	12,959,540	(457,706)	18,491,535	(6,486,059)	31,451,075	(6,943,765)
RMBS	2,436,204	(62,488)	3,998,635	(561,552)	6,434,839	(624,040)
CMBS	1,006,250	(4,683)	3,737,990	(376,822)	4,744,240	(381,505)
CBOs	1,158	(81)	2,405,075	(79,563)	2,406,233	(79,644)
CLOs	274,025	(1,630)	293,008	(20,635)	567,033	(22,265)
ABSs	739,370	(5,581)	1,309,477	(81,883)	2,048,847	(87,464)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$19,818,407	$(647,265)	$33,744,850	$(8,686,281)	$53,563,257	$(9,333,546)

Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $303.3 million and $557.4 million as of September 30, 2025 and December 31, 2024, respectively. The single largest unrealized loss on AFS fixed maturity securities was $44.2 million and $54.4 million as of September 30, 2025 and December 31, 2024, respectively. Global Atlantic had 4,122 and 5,966 securities in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 2,931 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.6 billion and $146.9 million, respectively, as of September 30, 2025. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	September 30, 2025	December 31, 2024
Commercial Mortgage Loans(1)	$25,277,579	$25,263,148
Residential Mortgage Loans(1)	22,086,294	21,581,616
Consumer Loans(1)	4,168,358	4,848,208
Other Loan Receivables(1)(2)	1,479,620	1,672,513
Total Mortgage and Other Loan Receivables	$53,011,851	$53,365,485
Allowance for Credit Losses(3)	(604,394)	(614,408)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$52,407,457	$52,751,077
(1)Includes $6.9 billion and $1.6 billion of loans carried at fair value using the fair value option as of September 30, 2025 and December 31, 2024, respectively. These loans had unpaid principal balances of $7.0 billion and $1.8 billion as of September 30, 2025 and December 31, 2024, respectively.
(2)As of September 30, 2025, other loan receivables consisted primarily of warehouse facility loans backed by agricultural mortgages, business loans, loans collateralized by aircraft, loans collateralized by residential mortgages, and renewable energy development loans of $423.6 million, $385.7 million, $257.9 million, $200.0 million, and $190.3 million, respectively. As of December 31, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages of $547.2 million, $503.0 million, $271.2 million, and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(58.2) million and $(72.2) million as of September 30, 2025 and December 31, 2024, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of September 30, 2025:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2025	$15	$749,705	$749,720
2026	382,532	8,169,896	8,552,428
2027	502,646	8,192,727	8,695,373
2028	118,527	2,530,021	2,648,548
2029	9,688	1,495,465	1,505,153
2030	209,185	554,834	764,019
Thereafter	20,863,701	3,584,931	24,448,632
Total	$22,086,294	$25,277,579	$47,363,873
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	September 30, 2025		December 31, 2024
South Atlantic	$12,959,586	27.4%	$13,215,065	28.2%
Pacific	11,423,008	24.1%	11,739,093	25.1%
Middle Atlantic	6,239,966	13.2%	5,841,960	12.5%
West South Central	5,294,291	11.2%	5,395,952	11.5%
Mountain	4,106,916	8.7%	4,001,411	8.5%
New England	1,769,566	3.7%	1,679,335	3.6%
East North Central	1,533,775	3.2%	1,505,688	3.2%
East South Central	1,016,250	2.1%	986,070	2.1%
West North Central	434,336	0.9%	455,503	1.0%
Foreign and Other Regions	2,586,179	5.5%	2,024,687	4.3%
Total by Geographic Region	$47,363,873	100.0%	$46,844,764	100.0%

Mortgage Loans – Carrying Value by Property Type	September 30, 2025		December 31, 2024
Residential	$22,086,294	46.6%	$21,581,616	46.1%
Multi-Family	13,031,360	27.5%	12,793,478	27.3%
Industrial	5,802,839	12.3%	6,357,311	13.6%
Office Building	4,313,520	9.1%	4,468,303	9.5%
Other Property Types	1,519,670	3.2%	804,743	1.7%
Retail	473,921	1.0%	504,812	1.1%
Warehouse	136,269	0.3%	334,501	0.7%
Total by Property Type	$47,363,873	100.0%	$46,844,764	100.0%
As of September 30, 2025 and December 31, 2024, Global Atlantic had $367.9 million and $406.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of September 30, 2025 and December 31, 2024:

	By Year of Origination
Performance Status as of September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Nine Months Ended September 30, 2025	$—	$—	$—	$—	$—	$(362)	$(362)

Current	$1,336,928	$4,996,900	$3,358,892	$5,350,801	$6,041,229	$4,024,410	$25,109,160
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	106,257	62,162	168,419
Total Commercial Mortgage Loans	$1,336,928	$4,996,900	$3,358,892	$5,350,801	$6,147,486	$4,086,572	$25,277,579
Residential Mortgage Loans
Gross Charge-Offs for the Nine Months Ended September 30, 2025	$—	$(1,110)	$(713)	$(1,263)	$(198)	$(683)	$(3,967)

Current	$3,459,601	$6,936,041	$3,258,001	$1,738,806	$3,727,643	$2,312,598	$21,432,690
30 to 59 Days Past Due	34,380	111,046	72,956	23,377	31,998	80,291	354,048
60 to 89 Days Past Due	2,396	39,355	25,575	7,655	10,291	14,759	100,031
90 Days or More Past Due or in Process of Foreclosure	—	84,062	28,032	20,879	41,736	24,816	199,525
Total Residential Mortgage Loans	$3,496,377	$7,170,504	$3,384,564	$1,790,717	$3,811,668	$2,432,464	$22,086,294
Consumer Loans
Gross Charge-Offs for the Nine Months Ended September 30, 2025	$(60)	$(5,366)	$(11,000)	$(14,361)	$(41,827)	$(30,901)	$(103,515)

Current	$32,930	$411,521	$411,387	$642,017	$1,188,435	$1,378,029	$4,064,319
30 to 59 Days Past Due	226	2,517	4,805	6,132	17,018	19,921	50,619
60 to 89 Days Past Due	88	1,064	1,909	3,192	8,105	9,718	24,076
90 Days or More Past Due or in Process of Foreclosure	458	2,136	4,306	5,052	7,869	9,523	29,344
Total Consumer Loans	$33,702	$417,238	$422,407	$656,393	$1,221,427	$1,417,191	$4,168,358
Total Mortgage and Consumer Loan Receivables	$4,867,007	$12,584,642	$7,165,863	$7,797,911	$11,180,581	$7,936,227	$51,532,231

	By Year of Origination
Performance Status as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$—	$—	$(20,387)	$(80,798)	$(10,695)	$(51,598)	$(163,478)

Current	$4,626,771	$3,575,323	$6,012,774	$6,414,939	$559,931	$3,899,288	$25,089,026
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	42,335	42,335
90 Days or More Past Due or in Process of Foreclosure	—	—	—	96,787	—	35,000	131,787
Total Commercial Mortgage Loans	$4,626,771	$3,575,323	$6,012,774	$6,511,726	$559,931	$3,976,623	$25,263,148
Residential Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(15)	$(7)	$(1,308)	$(2,565)	$(524)	$(697)	$(5,116)

Current	$8,277,782	$3,958,884	$1,948,869	$4,010,265	$1,192,287	$1,470,411	$20,858,498
30 to 59 Days Past Due	67,924	89,078	64,113	39,326	6,140	90,891	357,472
60 to 89 Days Past Due	20,388	24,336	10,303	11,554	325	23,597	90,503
90 Days or More Past Due or in Process of Foreclosure	9,550	42,672	36,404	64,990	9,235	112,292	275,143
Total Residential Mortgage Loans	$8,375,644	$4,114,970	$2,059,689	$4,126,135	$1,207,987	$1,697,191	$21,581,616
Consumer Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(1,345)	$(6,896)	$(22,614)	$(73,814)	$(19,872)	$(29,251)	$(153,792)

Current	$592,705	$454,890	$691,198	$1,394,197	$566,071	$1,050,090	$4,749,151
30 to 59 Days Past Due	860	2,444	3,433	22,069	4,090	14,816	47,712
60 to 89 Days Past Due	517	1,194	2,178	10,399	2,299	7,874	24,461
90 Days or More Past Due or in Process of Foreclosure	278	2,317	3,351	9,656	2,650	8,632	26,884
Total Consumer Loans	$594,360	$460,845	$700,160	$1,436,321	$575,110	$1,081,412	$4,848,208
Total Mortgage and Consumer Loan Receivables	$13,596,775	$8,151,138	$8,772,623	$12,074,182	$2,343,028	$6,755,226	$51,692,972
Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of September 30, 2025 and December 31, 2024:

Loan-to-Value as of September 30, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$1,150,049	$186,879	$—	$1,336,928
2024	4,846,449	150,451	—	4,996,900
2023	3,358,892	—	—	3,358,892
2022	5,018,961	297,724	34,116	5,350,801
2021	4,698,253	1,287,066	162,167	6,147,486
2020	525,067	—	34,999	560,066
Prior	3,177,455	106,920	242,131	3,526,506
Total Commercial Mortgage Loans	$22,775,126	$2,029,040	$473,413	$25,277,579

Loan-to-Value as of December 31, 2024, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2024	$4,487,814	$138,957	$—	$4,626,771
2023	3,575,323	—	—	3,575,323
2022	5,646,922	365,852	—	6,012,774
2021	4,931,730	1,429,694	150,302	6,511,726
2020	433,377	91,524	35,030	559,931
2019	1,145,297	54,501	39,308	1,239,106
Prior	2,538,853	53,510	145,154	2,737,517
Total Commercial Mortgage Loans	$22,759,316	$2,134,038	$369,794	$25,263,148
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 63% as of both September 30, 2025 and December 31, 2024.
Loan Modifications
Global Atlantic may modify the terms of a loan when the borrower is experiencing financial difficulties, as a means to optimize recovery of amounts due on the loan. Modifications may involve temporary relief, such as payment forbearance for a short period of time (where interest continues to accrue) or may involve more substantive changes to a loan. Changes to the terms of a loan, pursuant to a modification agreement, are factored into the analysis of the loan’s expected credit losses, under the allowance model applicable to the loan.
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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$190,374	$38,019	$68,859	$297,252	1.18%
Residential Mortgage Loans	443	—	—	2,385	2,828	0.01%
Consumer Loans	6,705	431	17,460	19,675	44,271	1.06%
Total	$7,148	$190,805	$55,479	$90,919	$344,351
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

Nine Months Ended September 30, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$184,085	$184,085	0.74%
Residential Mortgage Loans	4,061	—	—	10,909	14,970	0.07%
Consumer Loans	2,161	778	27,268	45,525	75,732	1.58%
Total	$6,222	$778	$27,268	$240,519	$274,787
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 4.2% and 4.7% for the nine months ended September 30, 2025 and 2024, respectively. The maturity extensions for commercial mortgage loans added a weighted-average of 1.9 years and 3.7 years to the life of the loans, for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, Global Atlantic has commitments to lend additional funds of $16.9 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended September 30, 2025:

Performance Status as of September 30, 2025 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$505,198	$—	$—	$—	$505,198
Residential Mortgage Loans	3,254	467	1,317	131	5,169
Consumer Loans	37,806	9,168	4,372	3,209	54,555
Total(1)	$546,258	$9,635	$5,689	$3,340	$564,922
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table. Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of September 30, 2025 and December 31, 2024, Global Atlantic participated in repurchase agreements with a notional value of $384.7 million and $261.4 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of September 30, 2025 and December 31, 2024 is presented in the following tables:

As of September 30, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$3,324	$114,981	$289,477	$407,782
Total Assets Pledged	$—	$3,324	$114,981	$289,477	$407,782

As of December 31, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$4,266	$71,170	$195,691	$271,127
Total Assets Pledged	$—	$4,266	$71,170	$195,691	$271,127
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks ("FHLB") system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $125.2 million and $117.8 million (accounted for at cost basis) of stock in FHLBs as of September 30, 2025 and December 31, 2024, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $7.0 billion and $4.6 billion as of September 30, 2025 and December 31, 2024, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $852.6 million and $834.4 million as of September 30, 2025 and December 31, 2024, respectively.

Insurance – Statutory Deposits
As of September 30, 2025 and December 31, 2024, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $145.6 million and $141.1 million, respectively.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $45.2 million and $135.7 million as of September 30, 2025 and December 31, 2024, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of September 30, 2025	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$23,588,731	$150,652	$1,132,403
Other Derivatives	290,000	8,439	—
Total Asset Management and Strategic Holdings	$23,878,731	$159,091	$1,132,403

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$12,502,865	$79,319	$341,583
Foreign Currency Contracts	5,783,612	15,004	113,003
Total Derivatives Designated as Hedge Accounting Instruments	$18,286,477	$94,323	$454,586
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$41,230,774	$2,602,742	$127,332
Interest Rate Contracts	16,475,776	275,881	350,921
Foreign Currency Contracts	3,674,451	76,590	313,702
Other Contracts	2,955	781	11,268
Total Derivatives Not Designated as Hedge Accounting Instruments	$61,383,956	$2,955,994	$803,223
Counterparty Netting(2)	—	(689,949)	(689,949)
Cash Collateral	—	(2,073,041)	(86,770)
Total Insurance(1)	$79,670,433	$287,327	$481,090

Fair Value Included Within Total Assets and Liabilities	$103,549,164	$446,418	$1,613,493
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $87.3 million and the fair value of these embedded derivatives related to liabilities was $5.4 billion as of September 30, 2025.
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
Fair Value Hedges
Global Atlantic has designated foreign exchange derivative contracts, including forwards and swaps, to hedge the foreign currency risk associated with foreign currency-denominated bonds in fair value hedges. These foreign currency-denominated bonds are accounted for as AFS fixed maturity securities. Changes in the fair value of the hedged AFS fixed maturity securities due to changes in spot exchange rates are reclassified from AOCI to earnings, which offsets the earnings impact of the spot changes of the foreign exchange derivative contracts, both of which are recognized within investment-related gains (losses). The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $3.5 billion and $2.1 billion as of September 30, 2025 and December 31, 2024, respectively.
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

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$2,982,382	$(121,829)	$2,279,261	$(233,202)
Policy Liabilities	3,635,242	(111,155)	4,453,766	(204,435)
(1)Includes $163.6 million and $193.3 million of hedging adjustments on discontinued hedging relationships as of September 30, 2025 and December 31, 2024, respectively.
Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through January 2030 and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of September 30, 2025 and December 31, 2024, there was a cumulative gain (loss) of $(190.0) million and $(249.7) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss). Amounts deferred in accumulated other comprehensive income (loss) are reclassified to net investment income following the qualifying purchases of AFS securities, as an adjustment to the yield earned over the life of the purchased securities, using the effective interest method.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with floating rate investments, including AFS fixed maturity securities and commercial mortgage loans. Regression analysis is used to assess the effectiveness of these hedges.
As of September 30, 2025 and December 31, 2024, there was a cumulative gain (loss) of $(23.2) million and $(60.8) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss), respectively. Amounts deferred in accumulated other comprehensive gain (loss) are reclassified to net investment income in the same period during which the hedged investments affect earnings.

Global Atlantic has designated foreign exchange swaps to hedge the foreign exchange risk associated with certain policy liabilities in cash flow hedges. The critical terms of the swaps match those of the hedged liabilities, such that the respective hedging relationship is expected to be perfectly effective (pursuant to ASC 815-20-25-84).
As of September 30, 2025, there was a cumulative gain (loss) of $(9.5) million on the currently designated foreign exchange swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net policy benefits and claims in the same period during which the hedged policy liabilities affect earnings due to changes in spot foreign exchange rates. The amount reclassified from accumulated other comprehensive loss for the swap designated in the hedge comprises changes in its fair value due to changes in spot exchange rates and an allocated portion of its initial spot-forward difference.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of September 30, 2025 and December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(20.0) million and $(25.3) million, respectively.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Three Months Ended September 30, 2025
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(4,146)	$(4,407)	$—
Foreign Currency Contracts	18,422	1,479	—	—	4,995
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$18,422	$1,479	$(4,146)	$(4,407)	$4,995
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$4,146	$4,407	$—
Foreign Currency Contracts	(13,557)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(13,557)	$—	$4,146	$4,407	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$4,269	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$4,269	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$9,134	$1,479	$—	$—	$4,995
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(22,180)	$—	$984
Interest Rate Contracts	—	(2,304)	—	—	40,440
Total Gains (Losses) on Cash Flow Hedges	$—	$(2,304)	$(22,180)	$—	$41,424
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$781	$—	$—	$14,659
Total Gains (Losses) on Net Investment Hedges	$—	$781	$—	$—	$14,659
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(30,797)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(453,627)	—	—	—	—
Equity Index Options	466,343	—	—	—	—
Equity Futures Contracts	(39,386)	—	—	—	—
Interest Rate Contracts	30,581	—	—	—	—
Foreign Exchange and Other Derivative Contracts	95,834	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$68,948	$—	$—	$—	$—
Total	$78,082	$(44)	$(22,180)	$—	$61,078

	Three Months Ended September 30, 2024
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$55,641	$96,672	$—
Foreign Currency Contracts	(91,222)	683	—	—	15,275
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(91,222)	$683	$55,641	$96,672	$15,275
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(55,641)	$(96,672)	$—
Foreign Currency Contracts	88,474	—	—	—	—
Total Gains (Losses) on Hedged Items	$88,474	$—	$(55,641)	$(96,672)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$1,321	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$1,321	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$(1,427)	$683	$—	$—	$15,275
Cash Flow Hedges
Interest Rate Contracts	$887	$(3,215)	$—	$—	$79,725
Total Gains (Losses) on Cash Flow Hedges	$887	$(3,215)	$—	$—	$79,725
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$(106)	$405	$—	$—	$(4,149)
Total Gains (Losses) on Net Investment Hedges	$(106)	$405	$—	$—	$(4,149)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(19,012)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(1,305,338)	—	—	—	—
Equity Index Options	231,926	—	—	—	—
Equity Futures Contracts	(25,426)	—	—	—	—
Interest Rate Contracts	324,733	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(83,770)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(876,887)	$—	$—	$—	$—
Total	$(877,533)	$(2,127)	$—	$—	$90,851

	Nine Months Ended September 30, 2025
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$27,364	$77,167	$—
Foreign Currency Contracts	(267,159)	3,038	—	—	17,331
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(267,159)	$3,038	$27,364	$77,167	$17,331
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(27,364)	$(77,167)	$—
Foreign Currency Contracts	261,744	—	—	—	—
Total Gains (Losses) on Hedged Items	$261,744	$—	$(27,364)	$(77,167)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$16,600	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$16,600	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$11,185	$3,038	$—	$—	$17,331
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(11,981)	$—	$(9,547)
Interest Rate Contracts	—	(4,248)	—	—	97,322
Total Gains (Losses) on Cash Flow Hedges	$—	$(4,248)	$(11,981)	$—	$87,775
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$1,622	$—	$—	$5,382
Total Gains (Losses) on Net Investment Hedges	$—	$1,622	$—	$—	$5,382
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(38,612)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(652,789)	—	—	—	—
Equity Index Options	760,717	—	—	—	—
Equity Futures Contracts	(45,502)	—	—	—	—
Interest Rate Contracts	136,767	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(227,472)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(66,891)	$—	$—	$—	$—
Total	$(55,706)	$412	$(11,981)	$—	$110,488

	Nine Months Ended September 30, 2024
	Net Investment-Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(28,122)	$14,469	$—
Foreign Currency Contracts	(34,237)	2,678	—	—	8,857
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(34,237)	$2,678	$(28,122)	$14,469	$8,857
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$28,122	$(14,469)	$—
Foreign Currency Contracts	33,784	—	—	—	—
Total Gains (Losses) on Hedged Items	$33,784	$—	$28,122	$(14,469)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$14,035	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$14,035	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$13,582	$2,678	$—	$—	$8,857
Cash Flow Hedges
Interest Rate Contracts	$—	$(4,935)	$—	$—	$29,971
Total Gains (Losses) on Cash Flow Hedges	$—	$(4,935)	$—	$—	$29,971
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$405	$—	$—	$(13,402)
Total Gains (Losses) on Net Investment Hedges	$—	$405	$—	$—	$(13,402)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$6,592	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(852,165)	—	—	—	—
Equity Index Options	580,358	—	—	—	—
Equity Futures Contracts	(96,312)	—	—	—	—
Interest Rate Contracts	(42,280)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(61,522)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(465,329)	$—	$—	$—	$—
Total	$(451,747)	$(1,852)	$—	$—	$25,426

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of September 30, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,050,317	$(2,762,990)	$287,327	$(382,708)	$(95,381)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,257,809	$(776,719)	$481,090	$753,046	$(271,956)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,346,562	$(2,285,211)	$61,351	$(157,782)	$(96,431)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,299,370	$(910,183)	$389,187	$504,665	$(115,478)
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
Assets, at fair value:

	September 30, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$793,375	$291,311	$40,046,697		$41,131,383
Credit	—	3,207,807	4,068,396		7,276,203
Investments of Consolidated CFEs	—	30,344,034	—		30,344,034
Real Assets	240,007	71,020	13,544,895		13,855,922
Equity Method - Other	109,645	46,313	1,490,486		1,646,444
Other Investments	155,262	155,150	5,207,983		5,518,395
Total Investments	$1,298,289	$34,115,635	$64,358,457		$99,772,381
Foreign Exchange Contracts and Options	—	150,652	—		150,652
Other Derivatives	3	8,436	—		8,439
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,298,292	$34,274,723	$64,358,457		$99,931,472
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$416,697	$—		$416,697
U.S. State, Municipal and Political Subdivisions	—	2,643,377	—		2,643,377
Corporate	—	40,698,428	12,637,860		53,336,288
Structured Securities	—	28,351,033	3,675,040		32,026,073
Total AFS Fixed Maturity Securities	$—	$72,109,535	$16,312,900		$88,422,435
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$572,557	$—		$572,557
U.S. State, Municipal and Political Subdivisions	—	279,711	—		279,711
Corporate	—	12,156,625	2,200,810		14,357,435
Structured Securities	—	6,913,996	859,500		7,773,496
Total Trading Fixed Maturity Securities	$—	$19,922,889	$3,060,310		$22,983,199
Mortgage and Other Loan Receivables	—	—	6,913,681		6,913,681
Real Assets	—	—	8,650,395	(1)	8,650,395
Other Investments	1,665,620	499,604	514,579	(1)	2,679,803
Funds Withheld Receivable at Interest	—	—	87,275		87,275
Reinsurance Recoverable	—	—	937,784		937,784
Derivative Assets:
Equity Market Contracts	957	2,601,785	—		2,602,742
Interest Rate Contracts	—	355,200	—		355,200
Other Contracts	—	781	—		781
Foreign Currency Contracts	—	91,594	—		91,594
Counterparty Netting and Cash Collateral	3,275	(2,766,265)	—	(2)	(2,762,990)
Total Derivative Assets	$4,232	$283,095	$—		$287,327
Separate Account Assets	3,906,414	—	—		3,906,414
Total Assets at Fair Value - Insurance	$5,576,266	$92,815,123	$36,476,924		$134,868,313

Total Assets at Fair Value	$6,874,558	$127,089,846	$100,835,381		$234,799,785

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$816,229	$523,274	$33,123,449		$34,462,952
Credit	—	3,249,173	4,805,408		8,054,581
Investments of Consolidated CFEs	—	27,488,538	—		27,488,538
Real Assets	436,546	261,902	12,524,290		13,222,738
Equity Method - Other	162,950	264,284	1,405,300		1,832,534
Other Investments	179,102	64,391	4,848,851		5,092,344
Total Investments	$1,594,827	$31,851,562	$56,707,298		$90,153,687
Foreign Exchange Contracts and Options	—	511,513	—		511,513
Other Derivatives	42	8,402	—		8,444
Total Assets at Fair Value - Asset Management and Strategic Holdings	$1,594,869	$32,371,477	$56,707,298		$90,673,644
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,391,407	$—		$2,391,407
U.S. State, Municipal and Political Subdivisions	—	3,769,461	—		3,769,461
Corporate	—	32,585,117	9,354,150		41,939,267
Structured Securities	—	25,851,177	2,308,644		28,159,821
Total AFS Fixed Maturity Securities	$—	$64,597,162	$11,662,794		$76,259,956
Trading Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,425,469	$—		$2,425,469
U.S. State, Municipal and Political Subdivisions	—	380,175	—		380,175
Corporate	—	10,132,588	1,322,304		11,454,892
Structured Securities	—	6,399,502	759,203		7,158,705
Total Trading Fixed Maturity Securities	$—	$19,337,734	$2,081,507		$21,419,241
Mortgage and Other Loan Receivables	—	—	1,611,109		1,611,109
Real Assets	—	—	8,121,139	(1)	8,121,139
Other Investments	207,281	269,250	103,823	(1)	580,354
Funds Withheld Receivable at Interest	—	—	125,887		125,887
Reinsurance Recoverable	—	—	940,731		940,731
Derivative Assets:
Equity Market Contracts	5,475	1,915,689	—		1,921,164
Interest Rate Contracts	—	247,800	—		247,800
Other Contracts	—	1,895	—		1,895
Foreign Currency Contracts	—	175,703	—		175,703
Counterparty Netting and Cash Collateral	(159)	(2,285,052)	—	(2)	(2,285,211)
Total Derivative Assets	$5,316	$56,035	$—		$61,351
Separate Account Assets	3,981,060	—	—		3,981,060
Total Assets at Fair Value - Insurance	$4,193,657	$84,260,181	$24,646,990		$113,100,828

Total Assets at Fair Value	$5,788,526	$116,631,658	$81,354,288		$203,774,472
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of September 30, 2025 and December 31, 2024, the fair value of these real assets were $25.2 million and $34.5 million, respectively, and other investments were $335.0 million and $4.3 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both September 30, 2025 and December 31, 2024, there were $1.3 million of unfunded commitments associated with real assets, and as of September 30, 2025 and December 31, 2024, $1.3 million and $1.5 million associated with these other investments, respectively.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	September 30, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$139,289	$—	$—		$139,289
Foreign Exchange Contracts and Options	—	1,132,403	—		1,132,403
Unfunded Revolver Commitments	—	—	105,970	(1)	105,970
Debt Obligations of Consolidated CFEs	—	30,028,712	—		30,028,712
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$139,289	$31,161,115	$105,970		$31,406,374

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,567,383	(3)	$1,567,383
Closed Block Policy Liabilities	—	—	988,782		988,782
Funds Withheld Payable at Interest	—	—	(2,144,755)		(2,144,755)
Derivative Instruments Payable:
Equity Market Contracts	1,833	125,499	—		127,332
Interest Rate Contracts	1,231	691,273	—		692,504
Foreign Currency Contracts	—	426,705	—		426,705
Other Contracts	—	11,268	—		11,268
Counterparty Netting and Cash Collateral	3,275	(779,994)	—	(2)	(776,719)
Total Derivative Instruments Payable	$6,339	$474,751	$—		$481,090
Embedded Derivative – Interest-Sensitive Life Products	—	—	481,506		481,506
Embedded Derivative – Annuity Products	—	—	7,093,583		7,093,583
Total Liabilities at Fair Value - Insurance	$6,339	$474,751	$7,986,499		$8,467,589

Total Liabilities at Fair Value	$145,628	$31,635,866	$8,092,469		$39,873,963

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$109,168	$—	$—		$109,168
Foreign Exchange Contracts and Options	—	131,339	—		131,339
Unfunded Revolver Commitments	—	—	96,848	(1)	96,848
Debt Obligations of Consolidated CFEs	—	27,150,809	—		27,150,809
Total Liabilities at Fair Value - Asset Management and Strategic Holdings	$109,168	$27,282,148	$96,848		$27,488,164

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,279,794	(3)	$1,279,794
Closed Block Policy Liabilities	—	—	988,320		988,320
Funds Withheld Payable at Interest	—	—	(2,797,544)		(2,797,544)
Derivative Instruments Payable:
Equity Market Contracts	508	142,541	—		143,049
Interest Rate Contracts	89	1,072,481	—		1,072,570
Foreign Currency Contracts	—	83,557	—		83,557
Other Contracts	—	194	—		194
Counterparty Netting and Cash Collateral	(159)	(910,024)	—	(2)	(910,183)
Total Derivative Instruments Payable	$438	$388,749	$—		$389,187
Embedded Derivative – Interest-Sensitive Life Products	—	—	491,818		491,818
Embedded Derivative – Annuity Products	—	—	5,481,063		5,481,063
Total Liabilities at Fair Value - Insurance	$438	$388,749	$5,443,451		$5,832,638

Total Liabilities at Fair Value	$109,606	$27,670,897	$5,540,299		$33,320,802
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.3 billion and $1.0 billion as of September 30, 2025 and December 31, 2024, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$39,138,019	$—	$—	$—	$391,235	$517,443	$—	$40,046,697	$548,535	$—
Credit	4,345,315	—	48,211	—	(305,453)	(19,677)	—	4,068,396	(20,682)	—
Real Assets	12,994,699	—	—	—	574,187	(23,991)	—	13,544,895	(22,922)	—
Equity Method - Other	1,433,136	—	—	(14,136)	59,839	11,647	—	1,490,486	5,741	—
Other Investments	5,086,240	—	—	—	35,945	85,798	—	5,207,983	61,132	—
Total Assets - Asset Management and Strategic Holdings	$62,997,409	$—	$48,211	$(14,136)	$755,753	$571,220	$—	$64,358,457	$571,804	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$11,517,266	$—	$32,142	$(3,450)	$1,044,952	$(23,755)	$70,705	$12,637,860	$—	$71,990
Structured Securities	2,888,312	—	8,594	(76,262)	804,908	10,743	38,745	3,675,040	—	36,336
Total AFS Fixed Maturity Securities	14,405,578	—	40,736	(79,712)	1,849,860	(13,012)	109,450	16,312,900	—	108,326
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,877,883	—	—	(1,201)	308,690	15,438	—	2,200,810	16,783	—
Structured Securities	831,590	—	—	(24,982)	41,029	11,863	—	859,500	7,736	—
Total Trading Fixed Maturity Securities	2,709,473	—	—	(26,183)	349,719	27,301	—	3,060,310	24,519	—
Mortgage and Other Loan Receivables	4,946,666	—	—	—	1,893,920	73,095	—	6,913,681	60,916	—
Real Assets	8,516,372	—	—	—	92,211	41,812	—	8,650,395	4,213	—
Other Investments	105,969	—	—	—	351,004	57,606	—	514,579	62,594	—
Funds Withheld Receivable at Interest	118,072	—	—	—	—	(30,797)	—	87,275	—	—
Reinsurance Recoverable	935,444	—	—	—	510	1,830	—	937,784	—	—
Total Assets - Insurance	$31,737,574	$—	$40,736	$(105,895)	$4,537,224	$157,835	$109,450	$36,476,924	$152,242	$108,326

Total	$94,734,983	$—	$88,947	$(120,031)	$5,292,977	$729,055	$109,450	$100,835,381	$724,046	$108,326

	Nine Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$33,123,449	$2,267,409	$—	$—	$1,618,561	$3,037,278	$—	$40,046,697	$2,988,395	$—
Credit	4,805,408	—	48,211	—	(791,154)	5,931	—	4,068,396	37,318	—
Real Assets	12,524,290	—	—	—	665,999	354,606	—	13,544,895	386,122	—
Equity Method - Other	1,405,300	—	—	(14,136)	72,705	26,617	—	1,490,486	883	—
Other Investments	4,848,851	—	29,648	(24,594)	79,925	274,153	—	5,207,983	257,743	—
Total Assets - Asset Management and Strategic Holdings	$56,707,298	$2,267,409	$77,859	$(38,730)	$1,646,036	$3,698,585	$—	$64,358,457	$3,670,461	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$366,857	$(8,653)	$2,712,086	$148,303	$65,117	$12,637,860	$—	$28,683
Structured Securities	2,308,644	—	8,594	(79,817)	1,371,649	19,658	46,312	3,675,040	—	39,730
Total AFS Fixed Maturity Securities	$11,662,794	$—	$375,451	$(88,470)	$4,083,735	$167,961	$111,429	$16,312,900	$—	$68,413
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,322,304	—	102,821	(1,835)	847,535	(70,015)	—	2,200,810	(59,554)	—
Structured Securities	759,203	—	—	(24,982)	118,823	6,456	—	859,500	234	—
Total Trading Fixed Maturity Securities	$2,081,507	$—	$102,821	$(26,817)	$966,358	$(63,559)	$—	$3,060,310	$(59,320)	$—
Mortgage and Other Loan Receivables	1,611,109	—	—	—	5,165,400	137,172	—	6,913,681	92,026	—
Real Assets	8,121,139	—	—	—	450,290	78,966	—	8,650,395	68,337	—
Other Investments	103,823	—	—	—	365,259	45,497	—	514,579	26,046	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(38,612)	—	87,275	—	—
Reinsurance Recoverable	940,731	—	—	—	(4,576)	1,629	—	937,784	—	—
Total Assets - Insurance	$24,646,990	$—	$478,272	$(115,287)	$11,026,466	$329,054	$111,429	$36,476,924	$127,089	$68,413

Total	$81,354,288	$2,267,409	$556,131	$(154,017)	$12,672,502	$4,027,639	$111,429	$100,835,381	$3,797,550	$68,413

	Three Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$32,816,612	$(1,064,234)	$—	$(412,552)	$334,095	$1,304,744	$—	$32,978,665	$1,237,010	$—
Credit	4,817,048	—	26,833	—	(124,520)	(61,168)	—	4,658,193	55,711	—
Real Assets	12,782,172	—	—	—	(168,204)	126,474	—	12,740,442	101,569	—
Equity Method - Other	1,506,572	—	—	(60,900)	(33,923)	13,487	—	1,425,236	13,376	—
Other Investments	4,519,889	—	—	—	176,142	109,305	—	4,805,336	100,744	—
Total Assets - Asset Management and Strategic Holdings	$56,442,293	$(1,064,234)	$26,833	$(473,452)	$183,590	$1,492,842	$—	$56,607,872	$1,508,410	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,685,083	$—	$—	$—	$266,708	$53,500	$36,783	$9,042,074	$—	$36,914
Structured Securities	2,101,668	—	—	—	91,634	10,103	37,926	2,241,331	—	37,932
Total AFS Fixed Maturity Securities	$10,786,751	$—	$—	$—	$358,342	$63,603	$74,709	$11,283,405	$—	$74,846
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	910,400	—	—	—	36,047	15,547	—	961,994	15,504	—
Structured Securities	600,422	—	—	—	(27,151)	15,455	—	588,726	16,253	—
Total Trading Fixed Maturity Securities	$1,510,822	$—	$—	$—	$8,896	$31,002	$—	$1,550,720	$31,757	$—
Mortgage and Other Loan Receivables	603,200	—	—	—	(18,795)	11,970	—	596,375	11,872	—
Real Assets	7,460,079	—	—	—	561,737	(2,915)	—	8,018,901	(8,113)	—
Other Investments	104,743	—	—	—	518	(2,565)	—	102,696	(2,564)	—
Funds Withheld Receivable at Interest	114,265	—	—	—	—	(19,012)	—	95,253	—	—
Reinsurance Recoverable	926,695	—	—	—	(1,640)	30,286	—	955,341	—	—
Total Assets - Insurance	$21,506,555	$—	$—	$—	$909,058	$112,369	$74,709	$22,602,691	$32,952	$74,846

Total	$77,948,848	$(1,064,234)	$26,833	$(473,452)	$1,092,648	$1,605,211	$74,709	$79,210,563	$1,541,362	$74,846

	Nine Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Issuances/Sales/Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$30,921,574	$(1,064,234)	$9,042	$(412,552)	$1,319,902	$2,204,933	$—	$32,978,665	$2,138,873	$—
Credit	5,452,916	151,713	174,905	(105,080)	(844,989)	(171,272)	—	4,658,193	(36,417)	—
Real Assets	11,295,633	934,530	—	—	322,565	187,714	—	12,740,442	87,385	—
Equity Method - Other	1,537,962	—	—	(62,977)	(33,980)	(15,769)	—	1,425,236	(17,486)	—
Other Investments	4,265,768	—	—	(8,106)	422,279	125,218	177	4,805,336	122,196	177
Total Assets - Asset Management and Strategic Holdings	$53,473,853	$22,009	$183,947	$(588,715)	$1,185,777	$2,330,824	$177	$56,607,872	$2,294,551	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$333,979	$(7,408)	$144,801	$9,042,074	$—	$86,625
Structured Securities	1,830,000	—	95,965	—	227,532	25,338	62,496	2,241,331	—	64,049
Total AFS Fixed Maturity Securities	$10,401,003	$—	$95,965	$(301)	$561,511	$17,930	$207,297	$11,283,405	$—	$150,674
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	656,923	—	1,416	—	244,628	59,027	—	961,994	21,991	—
Structured Securities	593,238	—	106,805	—	(151,768)	40,451	—	588,726	25,446	—
Total Trading Fixed Maturity Securities	$1,250,161	$—	$108,221	$—	$92,860	$99,478	$—	$1,550,720	$47,437	$—
Mortgage and Other Loan Receivables	697,402	—	—	—	(117,920)	16,893	—	596,375	19,760	—
Real Assets	4,815,265	—	—	—	3,328,425	(124,789)	—	8,018,901	(117,389)	—
Other Investments	126,008	—	—	—	13,511	(36,823)	—	102,696	(47,376)	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	6,592	—	95,253	—	—
Reinsurance Recoverable	926,035	—	—	—	(7,989)	37,295	—	955,341	—	—
Total Assets - Insurance	$18,304,535	$—	$204,186	$(301)	$3,870,398	$16,576	$207,297	$22,602,691	$(97,568)	$150,674

Total	$71,778,388	$22,009	$388,133	$(589,016)	$5,056,175	$2,347,400	$207,474	$79,210,563	$2,196,983	$150,851

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$1,146,209	$—	$(754,974)	$—	$391,235	$537,627	$—	$(203,532)	$—	$334,095
Credit	217,147	—	(472,103)	(50,497)	(305,453)	229,527	—	(354,047)	—	(124,520)
Real Assets	762,792	—	(188,605)	—	574,187	844,660	—	(1,012,864)	—	(168,204)
Equity Method - Other	109,834	—	(49,995)	—	59,839	1,002	—	(34,925)	—	(33,923)
Other Investments	215,437	—	(164,061)	(15,431)	35,945	1,032,365	—	(856,223)	—	176,142
Total Assets - Asset Management and Strategic Holdings	$2,451,419	$—	$(1,629,738)	$(65,928)	$755,753	$2,645,181	$—	$(2,461,591)	$—	$183,590

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,977,362	$—	$(686,920)	$(245,490)	$1,044,952	$1,347,498	$—	$(522,817)	$(557,973)	$266,708
Structured Securities	1,202,934	—	(2,900)	(395,126)	804,908	249,404	—	—	(157,770)	91,634
Total AFS Fixed Maturity Securities	3,180,296	—	(689,820)	(640,616)	1,849,860	$1,596,902	$—	$(522,817)	$(715,743)	$358,342
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	314,721	—	(44)	(5,987)	308,690	72,013	—	(1,227)	(34,739)	36,047
Structured Securities	143,531	—	—	(102,502)	41,029	17,271	—	—	(44,422)	(27,151)
Total Trading Fixed Maturity Securities	458,252	—	(44)	(108,489)	349,719	$89,284	$—	$(1,227)	$(79,161)	$8,896
Mortgage and Other Loan Receivables	3,008,847	—	(990,173)	(124,754)	1,893,920	—	—	—	(18,795)	(18,795)
Real Assets	105,735	—	(13,524)	—	92,211	648,543	—	(4,073)	(82,733)	561,737
Other Investments	351,004	—	—	—	351,004	518	—	—	—	518
Reinsurance Recoverable	—	—	—	510	510	—	—	—	(1,640)	(1,640)
Total Assets - Insurance	$7,104,134	$—	$(1,693,561)	$(873,349)	$4,537,224	$2,335,247	$—	$(528,117)	$(898,072)	$909,058

Total	$9,555,553	$—	$(3,323,299)	$(939,277)	$5,292,977	$4,980,428	$—	$(2,989,708)	$(898,072)	$1,092,648

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/Issuances/Sales/Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$2,694,603	$—	$(1,076,042)	$—	$1,618,561	$1,858,430	$—	$(538,528)	$—	$1,319,902
Credit	834,742	—	(1,420,388)	(205,508)	(791,154)	742,877	—	(1,237,596)	(350,270)	(844,989)
Real Assets	1,063,436	—	(397,437)	—	665,999	1,726,310	—	(1,403,745)	—	322,565
Equity Method - Other	185,078	—	(112,373)	—	72,705	4,084	—	(38,064)	—	(33,980)
Other Investments	512,989	—	(392,598)	(40,466)	79,925	2,288,618	—	(1,801,569)	(64,770)	422,279
Total Assets - Asset Management and Strategic Holdings	$5,290,848	$—	$(3,398,838)	$(245,974)	$1,646,036	$6,620,319	$—	$(5,019,502)	$(415,040)	$1,185,777

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$5,103,610	$—	$(945,198)	$(1,446,326)	$2,712,086	$3,519,683	$—	$(1,193,197)	$(1,992,507)	$333,979
Structured Securities	2,181,504	—	(68,814)	(741,041)	1,371,649	591,942	—	(10,349)	(354,061)	227,532
Total AFS Fixed Maturity Securities	7,285,114	—	(1,014,012)	(2,187,367)	4,083,735	$4,111,625	$—	$(1,203,546)	$(2,346,568)	$561,511
Trading Fixed Maturity Securities:
Corporate Fixed Maturity Securities	1,255,004	—	(365,527)	(41,942)	847,535	839,978	—	(224,710)	(370,640)	244,628
Structured Securities	298,797	—	(6,345)	(173,629)	118,823	124,887	—	(204,425)	(72,230)	(151,768)
Total Trading Fixed Maturity Securities	1,553,801	—	(371,872)	(215,571)	966,358	$964,865	$—	$(429,135)	$(442,870)	$92,860
Mortgage and Other Loan Receivables	7,485,655	—	(2,076,768)	(243,487)	5,165,400	1,795	—	—	(119,715)	(117,920)
Real Assets	482,780	—	(32,490)	—	450,290	3,422,997	—	(11,839)	(82,733)	3,328,425
Other Investments	394,805	—	(29,546)	—	365,259	13,511	—	—	—	13,511
Reinsurance Recoverable	—	—	—	(4,576)	(4,576)	—	—	—	(7,989)	(7,989)
Total Assets - Insurance	$17,202,155	$—	$(3,524,688)	$(2,651,001)	$11,026,466	$8,514,793	$—	$(1,644,520)	$(2,999,875)	$3,870,398

Total	$22,493,003	$—	$(6,923,526)	$(2,896,975)	$12,672,502	$15,135,112	$—	$(6,664,022)	$(3,414,915)	$5,056,175

	Three Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$98,523	$—	$—	$—	$—	$7,447	$—	$105,970	$7,447
Total Liabilities - Asset Management and Strategic Holdings	$98,523	$—	$—	$—	$—	$7,447	$—	$105,970	$7,447

Insurance
Policy Liabilities	$1,497,255	$—	$—	$—	$25,585	$5,191	$39,352	$1,567,383	$—
Closed Block Policy Liabilities	983,915	—	—	—	8,026	(1,336)	(1,823)	988,782	—
Funds Withheld Payable at Interest	(2,598,382)	—	—	—	—	453,627	—	(2,144,755)	—
Embedded Derivative – Interest-Sensitive Life Products	476,654	—	—	—	(38,720)	43,572	—	481,506	—
Embedded Derivative – Annuity Products	6,420,201	—	—	—	168,647	504,735	—	7,093,583	—
Total Liabilities - Insurance	$6,779,643	$—	$—	$—	$163,538	$1,005,789	$37,529	$7,986,499	$—

Total	$6,878,166	$—	$—	$—	$163,538	$1,013,236	$37,529	$8,092,469	$7,447

	Nine Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$9,122	$—	$105,970	$9,122
Total Liabilities - Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$9,122	$—	$105,970	$9,122

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$67,715	$167,822	$52,052	$1,567,383	$—
Closed Block Policy Liabilities	988,320	—	—	—	4,638	(2,061)	(2,115)	988,782	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	652,789	—	(2,144,755)	—
Embedded Derivative – Interest-Sensitive Life Products	491,818	—	—	—	(101,260)	90,948	—	481,506	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	605,263	1,007,257	—	7,093,583	—
Total Liabilities - Insurance	$5,443,451	$—	$—	$—	$576,356	$1,916,755	$49,937	$7,986,499	$—

Total	$5,540,299	$—	$—	$—	$576,356	$1,925,877	$49,937	$8,092,469	$9,122

	Three Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$98,327	$—	$—	$—	$—	$5,599	$—	$103,926	$5,599
Total Liabilities - Asset Management and Strategic Holdings	$98,327	$—	$—	$—	$—	$5,599	$—	$103,926	$5,599

Insurance
Policy Liabilities	$1,320,498	$—	$—	$—	$19,896	$50,366	$38,711	$1,429,471	$—
Closed Block Policy Liabilities	970,844	—	—	—	(3,789)	32,187	1,507	1,000,749	—
Funds Withheld Payable at Interest	(2,900,476)	—	—	—	—	1,305,338	—	(1,595,138)	—
Embedded Derivative – Interest-Sensitive Life Products	495,342	—	—	—	(25,069)	42,201	—	512,474	—
Embedded Derivative – Annuity Products	4,478,104	—	—	—	337,312	428,959	—	5,244,375	—
Total Liabilities - Insurance	$4,364,312	$—	$—	$—	$328,350	$1,859,051	$40,218	$6,591,931	$—

Total	$4,462,639	$—	$—	$—	$328,350	$1,864,650	$40,218	$6,695,857	$5,599

	Nine Months Ended September 30, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/Sales/Settlements/Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$9,243	$—	$103,926	$9,243
Total Liabilities - Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$9,243	$—	$103,926	$9,243

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$28,174	$(103,360)	$29,687	$1,429,471	$—
Closed Block Policy Liabilities	968,554	—	—	—	1,126	32,776	(1,707)	1,000,749	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	852,165	—	(1,595,138)	—
Embedded Derivative – Interest-Sensitive Life Products	458,302	—	—	—	(71,974)	126,146	—	512,474	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	931,981	725,023	—	5,244,375	—
Total Liabilities - Insurance	$4,041,894	$—	$—	$—	$889,307	$1,632,750	$27,980	$6,591,931	$—

Total	$4,136,577	$—	$—	$—	$889,307	$1,641,993	$27,980	$6,695,857	$9,243

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Insurance
Policy Liabilities	$29,851	$(4,266)	$25,585	$23,505	$(3,609)	$19,896
Closed Block Policy Liabilities	4,638	3,388	8,026	—	(3,789)	(3,789)
Embedded Derivative – Interest-Sensitive Life Products	—	(38,720)	(38,720)	—	(25,069)	(25,069)
Embedded Derivative – Annuity Products	265,088	(96,441)	168,647	409,892	(72,580)	337,312
Total Liabilities - Insurance	$299,577	$(136,039)	$163,538	$433,397	$(105,047)	$328,350

Total	$299,577	$(136,039)	$163,538	$433,397	$(105,047)	$328,350

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Issuances	Settlements	Net Issuances/Settlements	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Insurance
Policy Liabilities	$80,114	$(12,399)	$67,715	$38,754	$(10,580)	$28,174
Closed Block Policy Liabilities	4,638	—	4,638	1,126	—	1,126
Embedded Derivative – Interest-Sensitive Life Products	—	(101,260)	(101,260)	—	(71,974)	(71,974)
Embedded Derivative – Annuity Products	858,663	(253,400)	605,263	1,125,910	(193,929)	931,981
Total Liabilities - Insurance	$943,415	$(367,059)	$576,356	$1,165,790	$(276,483)	$889,307

Total	$943,415	$(367,059)	$576,356	$1,165,790	$(276,483)	$889,307

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for the consolidated financial assets and liabilities that are measured and reported at fair value and categorized within Level III as of September 30, 2025. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value September 30, 2025	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$40,046,697

Private Equity	$37,062,967	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.8%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	28.7%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	67.6%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price	3.7%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.4x	5.7x - 27.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.6x	6.7x - 26.1x	Increase
		Discounted cash flow	Weighted Average Cost of Capital	9.7%	6.0% - 14.2%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.6x	7.0x - 27.6x	Increase

Growth Equity	$2,983,730	Inputs to market comparables, discounted cash flow and milestones	Illiquidity Discount	10.0%	10.0% - 15.0%	Decrease
			Weight Ascribed to Market Comparables	35.8%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	3.6%	0.0% - 60.0%	(5)
			Weight Ascribed to Transaction Price	23.8%	0.0% - 100.0%	(6)
			Weight Ascribed to Milestones	36.8%	0.0% - 100.0%	(6)

			Scenario Weighting	Base	73.3%	50.0% - 80.0%	Increase
				Downside	13.5%	0.0% - 50.0%	Decrease
				Upside	13.2%	0.0% - 30.0%	Increase
			Market Comparables	Enterprise Value/Revenues Multiple	7.2x	2.3x - 26.4x	Increase

Credit	$4,068,396		Yield Analysis	Yield	10.4%	2.8% - 21.5%	Decrease
				Net Leverage	6.6x	2.9x -18.6x	Decrease
				EBITDA Multiple	12.8x	6.3x - 31.0x	Increase

Real Assets	$13,544,895

Energy	$1,312,529		Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	46.1%	0.0% - 50.0%	(4)
				Weight Ascribed to Discounted Cash Flow	53.9%	50.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.0x	4.0x - 4.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	7.6x	4.5x- 8.5x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.0%	10.7% - 12.6%	Decrease
				Average Price Per BOE (8)	$42.40	$41.05 - $45.25	Increase

Infrastructure	$1,064,351		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	11.3%	0.0% - 25.0%	(4)
				Weight Ascribed to Discounted Cash Flow	88.7%	75.0% - 100.0%	(5)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	12.2x	12.2x - 12.2x	Increase
				Enterprise Value/Forward EBITDA Multiple	18.6x	11.4x - 21.0x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	6.9%	6.2% - 7.8%	Decrease
				Enterprise Value/EBITDA Exit Multiple	16.1x	10.0x - 22.0x	Increase

Real Estate	$11,168,015		Inputs to direct income capitalization, discounted cash flow and transaction price	Weight Ascribed to Direct Income Capitalization	7.8%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	86.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	6.2%	0.0% - 100.0%	(6)
			Direct income capitalization	Current Capitalization Rate	5.3%	2.4% - 7.1%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 8.8%	Decrease
				Unlevered Discount Rate	7.2%	2.8% - 11.3%	Decrease

Equity Method - Other	$1,490,486		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	6.7%	5.0% - 10.0%	Decrease
				Weight Ascribed to Market Comparables	47.2%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	47.8%	0.0% - 75.0%	(5)
				Weight Ascribed to Transaction Price	5.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	14.7x	4.0x - 20.9x	Increase
				Enterprise Value/Forward EBITDA Multiple	14.0x	4.5x - 18.8x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	9.4%	7.2% - 15.1%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.7x	9.5x - 17.5x	Increase

Other Investments	$5,207,983	(9)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	40.3%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	46.2%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	13.5%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.8x	3.3x - 19.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	12.3x	4.0x - 16.3x	Increase
			Discounted cash flow	Weighted Average Cost of Capital	12.6%	3.4% - 40.6%	Decrease
				Enterprise Value/EBITDA Exit Multiple	11.1x	8.3x - 15.3x	Increase

INSURANCE(10)

Corporate Fixed Maturity Securities	$14,838,670	Discounted cash flow	Discount Spread	2.3%	0.3% - 5.5%	Decrease

Structured Securities	$4,534,540	Discounted cash flow	Discount Spread	2.1%	1.4% - 5.3%	Decrease

Mortgage and Other Loan Receivables	$6,913,681	Discounted cash flow	Discount Spread	2.7%	0.6% - 4.5%	Decrease

Real Assets	$8,650,395	Discounted cash flow	Discount Rate	7.3%	6.5% - 8.2%	Decrease
			Terminal Capitalization Rate	5.8%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$937,784	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.1	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.5%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value September 30, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$105,970	Yield Analysis	Yield	6.7%	0.1% - 15.2%	Decrease

INSURANCE(4)

Policy Liabilities	$1,567,383	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.5%	0.4% - 0.7%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.4%	4.1% - 7.9%	Decrease
			Mortality Rate	4.9%	3.5% - 9.2%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.5% / 0.6%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.5% - 27.8%	Decrease
			Surrender Rate	3.8%	0.1% - 33.9%	Decrease

Closed Block Policy Liabilities	$988,782	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.1	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.5%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Level III Liabilities	Fair Value September 30, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Embedded Derivative – Interest-Sensitive Life Products	$481,506	Policy persistency is a significant unobservable input.	Lapse Rate	3.3%		Decrease
			Mortality Rate	0.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.5%		Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease

Embedded Derivative – Annuity Products	$7,093,583	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.4%		Increase
			Institutional FIA	19.9%		Decrease
			Mortality Rate:
			Retail FIA	2.8%		Decrease
			Institutional FIA	1.7%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.9%		Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease
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

The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of September 30, 2025 and December 31, 2024:

		Fair Value Hierarchy
As of September 30, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$45,493,776	$—	$—	$44,637,574	$44,637,574
Policy Loans	1,651,819	—	—	1,628,129	1,628,129
FHLB Common Stock and Other Investments	166,174	—	—	166,174	166,174
Funds Withheld Receivables at Interest	2,296,828	—	2,296,828	—	2,296,828
Cash and Cash Equivalents	9,120,816	9,120,816	—	—	9,120,816
Restricted Cash and Cash Equivalents	150,143	150,143	—	—	150,143
Total Financial Assets	$58,879,556	$9,270,959	$2,296,828	$46,431,877	$57,999,664
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,657,464	$—	$52,050,401	$12,524,050	$64,574,451
Funds Withheld Payables at Interest	47,516,663	—	47,516,663	—	47,516,663
Debt Obligations	3,885,967	—	—	3,989,292	3,989,292
Securities Sold Under Agreements to Repurchase	385,238	—	385,238	—	385,238
Total Financial Liabilities	$118,445,332	$—	$99,952,302	$16,513,342	$116,465,644

		Fair Value Hierarchy
As of December 31, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$51,139,968	$—	$—	$49,542,913	$49,542,913
Policy Loans	1,622,958	—	—	1,557,776	1,557,776
FHLB Common Stock and Other Investments	166,919	—	—	166,919	166,919
Funds Withheld Receivables at Interest	2,411,971	—	2,411,971	—	2,411,971
Cash and Cash Equivalents	6,343,445	6,343,445	—	—	6,343,445
Restricted Cash and Cash Equivalents	350,512	350,512	—	—	350,512
Total Financial Assets	$62,035,773	$6,693,957	$2,411,971	$51,267,608	$60,373,536
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$59,880,083	$—	$51,914,709	$7,088,877	$59,003,586
Funds Withheld Payables at Interest	46,759,454	—	46,759,454	—	46,759,454
Debt Obligations	3,713,336	—	—	3,682,060	3,682,060
Securities Sold Under Agreements to Repurchase	261,396	—	261,396	—	261,396
Total Financial Liabilities	$110,614,269	$—	$98,935,559	$10,770,937	$109,706,496

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Credit	$728,664	$1,310,984
Investments of Consolidated CFEs	30,344,034	27,488,538
Real Assets	58,506	55,087
Equity Method - Other	1,646,444	1,832,534
Other Investments	235,107	110,979
Total Asset Management and Strategic Holdings	$33,012,755	$30,798,122
Insurance
Fixed Maturity Securities	$307,268	$100,162
Mortgage and Other Loan Receivables	6,913,681	1,611,109
Real Assets	728,888	471,498
Other Investments	717,610	47,944
Reinsurance Recoverable	937,784	940,731
Total Insurance	$9,605,231	$3,171,444

Total Assets	$42,617,986	$33,969,566

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$30,028,712	$27,150,809
Total Asset Management and Strategic Holdings	$30,028,712	$27,150,809
Insurance
Policy Liabilities	$1,257,164	$1,265,878
Total Insurance	$1,257,164	$1,265,878

Total Liabilities	$31,285,876	$28,416,687

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$3,249	$1,794	$5,043	$(18,806)	$34,420	$15,614
Investments of Consolidated CFEs	(27,899)	(53,156)	(81,055)	(71,668)	46,225	(25,443)
Real Assets	—	129	129	—	2,159	2,159
Equity Method - Other	18,102	(25,603)	(7,501)	13,625	64,920	78,545
Other Investments	—	195	195	187	(1,956)	(1,769)
Total Asset Management and Strategic Holdings	$(6,548)	$(76,641)	$(83,189)	$(76,662)	$145,768	$69,106
Insurance
Fixed Maturity Securities	$4	$(7,486)	$(7,482)	$—	$—	$—
Mortgage and Other Loan Receivables	—	61,701	61,701	—	12,273	12,273
Real Assets	—	4,080	4,080	—	3,251	3,251
Other Investments	—	(8,143)	(8,143)	—	(532)	(532)
Total Insurance	$4	$50,152	$50,156	$—	$14,992	$14,992

Total Assets	$(6,544)	$(26,489)	$(33,033)	$(76,662)	$160,760	$84,098

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(4,301)	$74,456	$70,155	$(1,625)	$(38,405)	$(40,030)
Total Asset Management and Strategic Holdings	$(4,301)	$74,456	$70,155	$(1,625)	$(38,405)	$(40,030)
Insurance
Policy Liabilities	$—	$6,809	$6,809	$—	$(14,163)	$(14,163)
Total Insurance	$—	$6,809	$6,809	$—	$(14,163)	$(14,163)

Total Liabilities	$(4,301)	$81,265	$76,964	$(1,625)	$(52,568)	$(54,193)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets
Asset Management and Strategic Holdings
Credit	$3,976	$8,622	$12,598	$(19,346)	$32,454	$13,108
Investments of Consolidated CFEs	(220,067)	(292,795)	(512,862)	(68,378)	54,177	(14,201)
Real Assets	—	3,419	3,419	—	307	307
Equity Method - Other	52,826	(27,953)	24,873	36,132	(109,483)	(73,351)
Other Investments	6,945	(3,024)	3,921	69	(1,093)	(1,024)
Total Asset Management and Strategic Holdings	$(156,320)	$(311,731)	$(468,051)	$(51,523)	$(23,638)	$(75,161)
Insurance
Fixed Maturity Securities	$4	$(82,242)	$(82,238)	$—	$—	$—
Mortgage and Other Loan Receivables	—	100,501	100,501	—	20,722	20,722
Real Assets	—	2,938	2,938	10,072	(46,479)	(36,407)
Other Investments	—	(42,923)	(42,923)	—	(13,875)	(13,875)
Total Insurance	$4	$(21,726)	$(21,722)	$10,072	$(39,632)	$(29,560)

Total Assets	$(156,316)	$(333,457)	$(489,773)	$(41,451)	$(63,270)	$(104,721)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(8,246)	$347,077	$338,831	$(5,149)	$(28,114)	$(33,263)
Total Asset Management and Strategic Holdings	$(8,246)	$347,077	$338,831	$(5,149)	$(28,114)	$(33,263)
Insurance
Policy Liabilities	$—	$9,910	$9,910	$—	$43,535	$43,535
Total Insurance	$—	$9,910	$9,910	$—	$43,535	$43,535

Total Liabilities	$(8,246)	$356,987	$348,741	$(5,149)	$15,421	$10,272

11. INSURANCE INTANGIBLE ASSETS AND LIABILITIES
The following reflects the reconciliation of the components of insurance intangible assets to the total balance reported in the consolidated statements of financial condition as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Deferred Acquisition Costs, or "DAC"	$2,224,790	$1,731,076
Value of Business Acquired	1,101,239	1,165,193
Cost-of-Reinsurance Intangibles	2,264,653	2,302,674
Total Insurance Intangible Assets	$5,590,682	$5,198,943
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	133,575	300,860	6,368	292,155	732,958
Amortization Expense	(92,966)	(107,745)	(6,365)	(32,168)	(239,244)
Balance, as of the End of the Period	$504,002	$980,700	$131,146	$608,942	$2,224,790

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	178,589	292,109	6,266	112,252	589,216
Amortization Expense	(78,606)	(67,183)	(6,486)	(13,849)	(166,124)
Balance, as of the End of the Period	$473,846	$706,896	$131,859	$265,188	$1,577,789
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(2,630)	(32,138)	(9,683)	(14,810)	(4,693)	(63,954)
Balance, as of the End of the Period	$38,605	$546,024	$239,729	$209,537	$67,344	$1,101,239

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(2,784)	(32,223)	(10,212)	(15,491)	(5,040)	(65,750)
Balance, as of the End of the Period	$42,138	$589,149	$252,730	$229,551	$73,666	$1,187,234

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(10,093)	(17,457)	(22,414)	(4,914)	(9,458)	(64,336)
Balance, as of the End of the Period	$34,339	$57,798	$369,402	$80,268	$160,165	$701,972

	Nine Months Ended September 30, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(17,221)	(24,518)	(22,349)	(4,622)	(10,053)	(78,763)
Balance, as of the End of the Period	$48,745	$82,020	$398,864	$86,673	$172,867	$789,169

Unearned Revenue Reserves and Unearned Front-End Loads
The following tables reflect unearned revenue reserves and unearned front-end loads liability roll-forward by product category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	Preneed
Balance, as of the Beginning of the Period	$230,790	$178,053
Deferral	52,114	52,210
Amortized to Income during the Period	(15,221)	(12,010)
Balance, as of the End of the Period	$267,683	$218,253
Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the nine months ended September 30, 2025 and 2024, Global Atlantic concluded that there was no material change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts.

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	September 30, 2025	December 31, 2024
Policy Liabilities:
Direct	$96,095,774	$84,062,566
Assumed	104,411,533	101,142,800
Total Policy Liabilities	200,507,307	185,205,366
Ceded(1)	(46,274,804)	(45,006,124)
Net Policy Liabilities	$154,232,503	$140,199,242
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

	As of September 30, 2025			As of December 31, 2024
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$21,598	$—	$21,598	$26,854	$—	$26,854
A+	1,697,530	—	1,697,530	1,731,697	—	1,731,697
A	2,087,021	—	2,087,021	2,143,893	—	2,143,893
A-	3,722,965	3,266,974	455,991	3,926,161	3,477,840	448,321
B++	1,188	—	1,188	600	—	600
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	—	—	—	(231)	—	—
Not Rated or Private Rating(4)	41,395,261	42,104,934	—	39,979,509	40,484,070	—
Total	$48,925,563	$45,371,908	$4,263,328	$47,808,483	$43,961,910	$4,351,365
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $23.8 million and $16.4 million as of September 30, 2025 and December 31, 2024, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $41.4 billion and $40.0 billion as of September 30, 2025 and December 31, 2024, respectively, associated with cessions to co-investment vehicles ("Ivy and other co-investment vehicles") that participate in qualifying reinsurance transactions sourced by Global Atlantic.
As of September 30, 2025 and December 31, 2024, Global Atlantic had $2.4 billion and $2.5 billion of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts, respectively. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Premiums:
Direct	$563,605	$128,276	$1,147,721	$293,649
Assumed	993,657	893,449	2,039,150	11,625,814
Ceded	(497,652)	(400,507)	(1,073,655)	(4,325,929)
Net Premiums	$1,059,610	$621,218	$2,113,216	$7,593,534

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Policy Fees:
Direct	$225,119	$235,567	$678,108	$691,415
Assumed	286,748	377,621	827,568	816,592
Ceded	(172,132)	(237,817)	(492,494)	(469,789)
Net Policy Fees	$339,735	$375,371	$1,013,182	$1,038,218

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Policy Benefits and Claims:
Direct	$1,986,409	$1,340,829	$4,764,035	$3,137,429
Assumed	2,237,390	2,162,227	5,676,301	14,544,107
Ceded	(1,148,438)	(1,081,361)	(2,864,976)	(5,799,612)
Net Policy Benefits and Claims	$3,075,361	$2,421,695	$7,575,360	$11,881,924

Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $47.4 billion and $46.6 billion, respectively, of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of September 30, 2025 and December 31, 2024. As of both September 30, 2025 and December 31, 2024, reinsurers held collateral of $1.1 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of September 30, 2025 and December 31, 2024, these trusts held in excess of the $103.2 billion and $100.2 billion of assets they are required to hold in order to support reserves of $100.3 billion and $96.9 billion, respectively. Of the cash held in trust, Global Atlantic classified $82.3 million and $185.8 million as restricted as of September 30, 2025 and December 31, 2024, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON STOCK
For the three and nine months ended September 30, 2025 and 2024, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$859,927	$600,550	$1,146,390	$1,950,690
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	—	—	13,477	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$859,927	$600,550	$1,132,913	$1,950,690
(+) Series D Mandatory Convertible Preferred Dividend (if dilutive)(2)	—	—	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$859,927	$600,550	$1,132,913	$1,950,690

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	890,961,714	887,444,991	889,984,777	886,618,138
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.97	$0.68	$1.27	$2.20

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	890,961,714	887,444,991	889,984,777	886,618,138
Incremental Common Shares:
Assumed vesting of dilutive equity awards (3)	64,789,715	54,522,488	65,808,339	46,461,239
Assumed conversion of Series D Mandatory Convertible Preferred Stock (2)	—	—	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	955,751,429	941,967,479	955,793,116	933,079,377
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.90	$0.64	$1.19	$2.09
(1)For the nine months ended September 30, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of $13.5 million.
(2)For the three and nine months ended September 30, 2025, the impact of Series D Mandatory Convertible Preferred Stock calculated under the if-converted method was not dilutive.
(3)For the three and nine months ended September 30, 2025 and 2024, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.

Exchangeable Securities
For the three and nine months ended September 30, 2025 and 2024, vested restricted holdings units (as defined in Note 19 "Equity Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted Average Vested Restricted Holdings Units	9,563,161	7,000,723	9,042,584	6,584,764
Market Condition Awards
For the three and nine months ended September 30, 2024, 16.6 million and 25.3 million, respectively, of unvested equity awards that are subject to market price based and service-based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity Based Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2025	December 31, 2024
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$554,999	$293,379
Receivables	267,992	259,644
Due from Broker (2)	128,492	97,524
Deferred Tax Assets, net	56,872	50,627
Interest Receivable	267,366	264,680
Fixed Assets, net (3)	967,458	902,896
Foreign Exchange Contracts and Options (4)	150,652	511,513
Goodwill (5)(6)	544,871	509,561
Intangible Assets (6)(7)	1,701,537	1,457,871
Derivative Assets	8,439	8,444
Prepaid Taxes	274,062	167,751
Prepaid Expenses	87,273	57,629
Operating Lease Right of Use Assets (8)	719,311	701,274
Deferred Financing Costs	17,967	19,594
Other	381,799	231,899
Total Asset Management and Strategic Holdings	$6,129,090	$5,534,286

Insurance
Deferred Tax Assets, net	$2,605,301	$2,788,672
Accrued Investment Income	1,646,933	1,475,704
Goodwill	509,972	509,972
Intangible Assets and Deferred Sales Inducements(9)	379,995	343,657
Premiums and Other Account Receivables	323,649	254,992
Other	310,542	276,104
Derivative Assets	287,327	61,351
Operating Lease Right of Use Assets(8)	158,691	165,204
Prepaid Taxes	4,070	273,197
Market Risk Benefit Assets	2,426	2,319
Unsettled Investment Sales(1) and Derivative Collateral Receivables	1,581	141,532
Total Insurance	$6,230,487	$6,292,704

Total Other Assets	$12,359,577	$11,826,990
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $369.8 million and $326.0 million as of September 30, 2025 and December 31, 2024, respectively. Depreciation and amortization expense of $22.1 million and $18.4 million for the three months ended September 30, 2025, and 2024, respectively, and $60.3 million and $54.3 million, for the nine months ended September 30, 2025 and 2024, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of September 30, 2025, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of September 30, 2025, there are approximately $(56.2) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)KKR acquired HealthCare Royalty Management, LLC on July 30, 2025, and recognized goodwill of $8.6 million allocated to the Asset Management segment, intangibles assets of $141.6 million, and noncontrolling interests of $28.3 million.
(7)As of September 30, 2025, there are approximately $(191.7) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.

(8)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $21.5 million and $25.8 million for the three months ended September 30, 2025, and 2024, respectively, and $75.1 million and $59.0 million for the nine months ended September 30, 2025 and 2024, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in North America. For the three months ended September 30, 2025 and 2024, the operating lease cost was $4.6 million and $5.0 million, respectively, and for the nine months ended September 30, 2025 and 2024, the operating lease cost was $14.7 million and $14.9 million, respectively.
(9)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 11.0 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.7 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively, and $14.1 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2025	December 31, 2024
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$5,771,773	$4,170,773
Unsettled Investment Purchases (2)	2,222,829	2,081,970
Securities Sold Short (3)	139,289	109,168
Accrued Compensation and Benefits	370,808	130,717
Interest Payable	451,888	467,324
Foreign Exchange Contracts and Options (4)	1,132,403	131,339
Accounts Payable and Accrued Expenses	615,642	425,731
Taxes Payable	77,200	91,398
Uncertain Tax Positions	45,065	42,054
Unfunded Revolver Commitments	105,970	96,848
Operating Lease Liabilities (5)	767,269	722,241
Deferred Tax Liabilities, net	2,953,778	2,840,342
Other Liabilities	144,124	138,598
Total Asset Management and Strategic Holdings	$14,798,038	$11,448,503

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$1,311,675	$347,121
Accrued Expenses	586,027	562,226
Derivative Liabilities	481,090	389,187
Securities Sold Under Agreements to Repurchase	385,238	261,396
Insurance Operations Balances in Course of Settlement	250,990	190,775
Operating Lease Liabilities(5)	177,729	185,547
Accrued Employee Related Expenses	146,079	107,049
Interest Payable	71,945	40,315
Tax Payable to Former Parent Company	45,813	49,477
Other Tax Related Liabilities	21,658	22,455
Accounts and Commissions Payable	17,982	31,414
Total Insurance	$3,496,226	$2,186,962

Total Accrued Expenses and Other Liabilities	$18,294,264	$13,635,465
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

(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 12.3 years and 13.1 years as of September 30, 2025 and December 31, 2024, respectively. The weighted average discount rates were 3.8% and 3.7% as of September 30, 2025 and December 31, 2024, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 2 years to 10 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 7.0 years and 7.4 years as of September 30, 2025 and December 31, 2024, respectively. The weighted average discount rates were 4.8% and 4.7% as of September 30, 2025 and December 31, 2024, respectively. The weighted average remaining lease terms for land were 41.9 years and 42.8 years as of September 30, 2025 and December 31, 2024, respectively. For Asset Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $68.8 million and $155.2 million for the three and nine months ended September 30, 2025, respectively. For Asset Management and Strategic Holdings and Insurance, there were no non-cash right of use assets obtained in exchange for new operating lease liabilities for the three and nine ended September 30, 2024.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2025, KKR's commitments to these unconsolidated investment funds were $2.7 billion. KKR generally has not provided any financial support other than its obligated amount as of September 30, 2025. Additionally, Global Atlantic has unfunded commitments of $31.9 million as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

Asset Management and Strategic Holdings	September 30, 2025	December 31, 2024
Investments	$10,679,020	$9,798,370
Due from (to) Affiliates, net	1,700,237	1,437,525
Maximum Exposure to Loss	$12,379,257	$11,235,895

Insurance
Real Assets	$95,231	$124,910
Other Investments	705,804	664,951
Maximum Exposure to Loss	$801,035	$789,861

Total Maximum Exposure to Loss	$13,180,292	$12,025,756

16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	September 30, 2025				December 31, 2024
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,490,836	—	—	—	3,468,753	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,240,836	—	—	—	4,218,753	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	746,666	736,673	—	750,000	746,000	709,328
After 5 Years	—	5,150,000	5,059,905	4,473,674	—	4,250,000	4,167,548	3,436,331
Subtotal	—	5,900,000	5,806,571	5,210,347	—	5,000,000	4,913,548	4,145,659
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year(10)	—	—	—	—	—	31,788	31,762	31,766
1-5 Years	—	895,018	892,251	879,379	—	830,314	826,986	823,390
After 5 Years	—	617,186	610,879	561,709	—	591,902	584,999	570,285
Subtotal	—	1,512,204	1,503,130	1,441,088	—	1,454,004	1,443,747	1,425,441
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	762,821	759,321	728,365	—	673,366	669,325	634,836
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	762,821	759,321	728,365	—	673,366	669,325	634,836
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,090,000	1,059,163	975,968	—	500,000	487,110	366,200
Subtotal	—	1,090,000	1,059,163	975,968	—	500,000	487,110	366,200
KFN USD Senior Notes: (2)(3)(4)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	190,000	188,406	188,454	—	690,000	684,730	608,237
Subtotal	—	190,000	188,406	188,454	—	690,000	684,730	608,237
KFN Junior Subordinated Notes:(2)(4)(5)(9)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	197,500	197,500	191,741	—	258,517	240,136	211,909
Subtotal	—	197,500	197,500	191,741	—	258,517	240,136	211,909
Total KKR & KFN Notes	4,240,836	9,652,525	9,514,091	8,735,963	4,218,753	8,575,887	8,438,596	7,392,282

Other Debt Obligations: (1)(2)(8)	6,176,054	40,375,412	39,718,687	39,681,855	5,628,669	37,697,802	37,495,324	37,409,158

Total	$10,416,890	$50,027,937	$49,232,778	$48,417,818	$9,847,422	$46,273,689	$45,933,920	$44,801,440

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	September 30, 2025	December 31, 2024
KKR USD Senior Notes	4.37%	4.23%
KKR Yen Senior Notes	1.69%	1.67%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	5.84%	4.63%
KFN USD Senior Notes	5.27%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)Interest rates of the notes are floating and the weighted average interest rate is 7.0% and 7.3% and the weighted average years to maturity is 11.0 years and 11.8 years as of September 30, 2025 and December 31, 2024, respectively.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of September 30, 2025 and December 31, 2024, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
(9)KKR consolidates and reports debt obligations of KKR Financial Holdings LLC, a KKR subsidiary ("KFN"). On October 30, 2025, subsequent to the end of the quarter, KFN fully redeemed all of its outstanding $197.5 million aggregate principal amount of Junior Subordinated Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon (“Junior Subordinated Notes Redemptions”). The trusts previously established by KFN that held all such Junior Subordinated Notes then fully redeemed all of their interests in these securities.
(10)On March 21, 2025, the ¥5.0 billion 0.764% Senior Notes due 2025 matured and the principal and accrued interest were paid in full.
Redemption of KFN 5.500% Senior Notes Due 2032
On August 19, 2025, KFN fully redeemed all of its $500,000,000 aggregate principal amount outstanding 5.500% Senior Notes due 2032 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon, which amounted to approximately $510.6 million.
KKR Issued 5.100% Senior Notes Due 2035
On August 7, 2025, KKR & Co. Inc. completed the offering of $900,000,000 aggregate principal amount of its 5.100% Senior Notes due 2035 (the “2035 Notes”). The 2035 Notes are guaranteed by KKR Group Partnership L.P., a subsidiary of KKR & Co. Inc. (the “2035 Notes Guarantor”). The 2035 Notes were issued pursuant to an indenture (the “2035 Notes Base Indenture”) dated May 28, 2025 between KKR & Co. Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2035 Notes Trustee”), as supplemented by a second supplemental indenture, dated August 7, 2025 (the “2035 Notes Second Supplemental Indenture” and, together with the 2035 Notes Base Indenture, the “2035 Notes Indenture”), among KKR & Co. Inc., the 2035 Notes Guarantor and the 2035 Notes Trustee.
The 2035 Notes bear interest at a rate of 5.100% per annum and will mature on August 7, 2035 unless earlier redeemed. Interest on the 2035 Notes accrues from August 7, 2025 and is payable semi-annually in arrears on February 7 and August 7 of each year, commencing on February 7, 2026 and ending on the maturity date. The 2035 Notes are unsecured and unsubordinated obligations of KKR & Co. Inc. The 2035 Notes are fully and unconditionally guaranteed (the “2035 Notes Guarantee”), on an unsubordinated unsecured basis, by the 2035 Notes Guarantor.

The 2035 Notes Indenture includes covenants, including limitations on KKR & Co. Inc.’s and the 2035 Notes Guarantor’s ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The 2035 Notes Indenture also provides for events of default and further provides that the 2035 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2035 Notes may declare the 2035 Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2035 Notes and any accrued and unpaid interest on the 2035 Notes automatically become due and payable. Prior to May 7, 2035, the 2035 Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at the make-whole redemption price set forth in the 2035 Notes. On or after May 7, 2035, the 2035 Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest on the 2035 Notes redeemed to, but not including, the date of redemption. If a change of control repurchase event (as defined in the 2035 Notes Indenture) occurs, KKR & Co. Inc. must offer to repurchase the 2035 Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2035 Notes repurchased plus any accrued and unpaid interest on the 2035 Notes repurchased to, but not including, the date of repurchase.
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
The 2065 Notes Indenture includes covenants, including limitations on KKR & Co. Inc.’s and the 2065 Notes Guarantor’s ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The 2065 Notes Indenture also provides for events of default and further provides that the 2065 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding 2065 Notes may declare the 2065 Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2065 Notes and any accrued and unpaid interest on the 2065 Notes automatically become due and payable. On or after June 1, 2030, the 2065 Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest to, but excluding, the date of redemption; provided that if the 2065 Notes are not redeemed in whole, at least $25 million aggregate principal amount of the 2065 Notes must remain outstanding after giving effect to such redemption. If a “tax redemption event” (as set forth in the 2065 Notes Indenture) occurs, the 2065 Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such tax redemption event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the 2065 Notes may be redeemed, in whole, but not in part, at any time prior to June 1, 2030, within 90 days of the occurrence of a rating agency event (as set forth in the 2065 Notes Indenture), at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.

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
As of September 30, 2025, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$6,176,054	$9,706,544	$9,689,975	$9,653,143	5.4%	5.1
Debt Obligations of Consolidated CFEs	—	30,668,868	30,028,712	30,028,712	(2)	10.5
	$6,176,054	$40,375,412	$39,718,687	$39,681,855
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $3.7 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 5.4%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.

Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2025, the fair value of the consolidated CLO assets was $34.1 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Global Atlantic's debt obligations consisted of the following:

	September 30, 2025				December 31, 2024
By Remaining Maturity at Period End Date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$—	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	500,000	477,362	492,750	—	500,000	459,138	474,250
After 5 Years	—	2,050,000	1,944,764	2,135,780	—	2,050,000	1,854,183	2,040,505
Subtotal	—	2,550,000	2,422,126	2,628,530	—	2,550,000	2,313,321	2,514,755
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,350,000	1,329,041	1,374,796	—	1,350,000	1,329,615	1,353,975
Subtotal	—	1,350,000	1,329,041	1,374,796	—	1,350,000	1,329,615	1,353,975

Debt Obligations of Consolidated Special Purpose Vehicles(3)	205,200	134,800	134,800	134,800	269,600	70,400	70,400	70,394
Total	$1,205,200	$4,034,800	$3,885,967	$4,138,126	$1,269,600	$3,970,400	$3,713,336	$3,939,124

(1)Carrying value of debt as of September 30, 2025 and December 31, 2024, includes purchase accounting adjustments of $28.7 million and $34.1 million, respectively, net debt issuance costs of $(55.7) million and $(57.9) million, respectively, and cumulative fair value loss on hedged debt obligations of $(121.8) million and $(233.2) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million for both the three months ended September 30, 2025 and 2024, and $5.3 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated co-investment vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	September 30, 2025	December 31, 2024
Senior Notes	5.67%	5.67%
Subordinated Notes	6.14%	6.14%
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2025. KKR (including Global Atlantic) was in compliance with such debt covenants in all material respects as of September 30, 2025.

17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Policyholders’ Account Balances	$148,275,087	$137,881,796
Liability for Future Policy Benefits	29,194,290	26,795,091
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,814,817	7,491,915
Market Risk Benefit Liability	1,299,001	1,002,236
Other Policy-Related Liabilities(1)	13,924,112	12,034,328
Total Policy Liabilities	$200,507,307	$185,205,366
(1)Other policy-related liabilities as of September 30, 2025 and December 31, 2024 primarily consist of embedded derivatives associated with contractholder deposit funds ($7.6 billion and $6.0 billion, respectively), cost-of-reinsurance liabilities ($3.2 billion and $3.1 billion, respectively), policy liabilities accounted under a fair value option (both $1.2 billion), negative VOBA ($702.0 million and $766.3 million, respectively) and outstanding claims ($350.2 million and $303.8 million, respectively).
Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the nine months ended September 30, 2025 and 2024, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$65,086,617	$33,718,335	$22,175,897	$7,158,103	$9,742,844	$137,881,796
Issuances and Premiums Received	10,019,518	5,539,111	855,580	7,206,376	329,376	23,949,961
Benefit Payments, Surrenders, and Withdrawals	(8,511,761)	(3,566,093)	(1,289,058)	(2,250,465)	(1,026,056)	(16,643,433)
Interest(2)	2,070,799	741,542	543,915	276,733	255,812	3,888,801
Other Activity(3)	(264,020)	820	(685,697)	83,167	63,692	(802,038)
Balance as of End of Period	$68,401,153	$36,433,715	$21,600,637	$12,473,914	$9,365,668	$148,275,087
Less: Reinsurance Recoverable	(12,439,042)	(3,084,797)	(7,352,641)	—	(3,307,345)	(26,183,825)
Balance as of End of Period, Net of Reinsurance Recoverable	$55,962,111	$33,348,918	$14,247,996	$12,473,914	$6,058,323	$122,091,262

Average Interest Rate	4.40%	2.93%	3.27%	4.25%	3.30%	3.79%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$106,742,136	$—	$1,136,298	$107,878,434
Cash Surrender Value(5)	$52,947,191	$37,813,895	$13,677,449	$—	$4,364,099	$108,802,634
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

	As of September 30, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,726,608	$120,583	$378,690	$482,983	$32,349,725	$36,058,589
1.00% - 1.99%	1,168,348	572,347	697,639	1,818,314	13,069,409	17,326,057
2.00% - 2.99%	825,922	32,849	55,462	97,152	5,298,683	6,310,068
3.00% - 4.00%	10,764,704	767,835	481,571	1,302,021	2,990,510	16,306,641
Greater Than 4.00%	12,411,842	1,286,178	62,035	6,373	—	13,766,428
Total	$27,897,424	$2,779,792	$1,675,397	$3,706,843	$53,708,327	$89,767,783
Percentage of Total	31%	3%	2%	4%	60%	100%

	As of December 31, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,479,329	$36,286	$357,440	$740,947	$32,674,542	$37,288,544
1.00% - 1.99%	1,304,845	738,935	805,357	1,867,453	10,903,160	15,619,750
2.00% - 2.99%	769,182	36,663	56,798	697,085	3,671,581	5,231,309
3.00% - 4.00%	10,302,787	1,619,059	474,803	1,253,515	1,478,389	15,128,553
Greater Than 4.00%	11,785,696	1,353,687	76,806	7,020	—	13,223,209
Total	$27,641,839	$3,784,630	$1,771,204	$4,566,020	$48,727,672	$86,491,365
Percentage of Total	32%	4%	2%	5%	57%	100%

Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,399,211)	$(1,399,211)	$—	$(208,370)	$(208,370)

Balance at Original Discount Rate	$—	$(1,444,663)	$(1,444,663)	$—	$(241,058)	$(241,058)
Effect of Actual Variances from Expected Experience	—	(67,898)	(67,898)	—	(100,965)	(100,965)
Adjusted Beginning of Period Balance	—	(1,512,561)	(1,512,561)	—	(342,023)	(342,023)
Issuances	—	(218,906)	(218,906)	—	(1,178,303)	(1,178,303)
Interest	—	(52,665)	(52,665)	—	(32,446)	(32,446)
Net Premiums Collected	—	238,490	238,490	—	118,970	118,970
Ending Balance at Original Discount Rate	—	(1,545,642)	(1,545,642)	—	(1,433,802)	(1,433,802)
Effect of Changes in Discount Rate Assumptions	—	5,939	5,939	—	1,729	1,729
Balance as of End of Period	$—	$(1,539,703)	$(1,539,703)	$—	$(1,432,073)	$(1,432,073)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$19,067,478	$9,126,824	$28,194,302	$17,427,353	$604,767	$18,032,120

Balance at Original Discount Rate	$22,116,114	$9,336,911	$31,453,025	$20,040,000	$701,655	$20,741,655
Effect of Changes in Cash Flow Assumptions	(33,743)	—	(33,743)	(28,430)	—	(28,430)
Effect of Actual Variances from Expected Experience	12,680	(8,112)	4,568	8,066	(36,177)	(28,111)
Adjusted Beginning of Period Balance	22,095,051	9,328,799	31,423,850	20,019,636	665,478	20,685,114
Issuances	2,454,644	337,989	2,792,633	2,885,218	8,910,288	11,795,506
Interest	564,777	338,130	902,907	467,604	231,123	698,727
Benefit Payments	(1,478,486)	(673,229)	(2,151,715)	(1,395,141)	(455,771)	(1,850,912)
Ending Balance at Original Discount Rate	23,635,986	9,331,689	32,967,675	21,977,317	9,351,118	31,328,435
Effect of Changes in Discount Rate Assumptions	(2,281,076)	47,394	(2,233,682)	(2,073,656)	284,179	(1,789,477)
Balance as of End of Period	21,354,910	9,379,083	30,733,993	19,903,661	9,635,297	29,538,958
Net Liability for Future Policy Benefits	21,354,910	7,839,380	29,194,290	19,903,661	8,203,224	28,106,885
Less: Reinsurance Recoverable(3)	(9,978,306)	(6,081,515)	(16,059,821)	(10,072,105)	(6,373,295)	(16,445,400)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$11,376,604	$1,757,865	$13,134,469	$9,831,556	$1,829,929	$11,661,485
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of $444.0 million and $395.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	Gross Premiums
	Nine Months Ended September 30,
	2025	2024
Payout Annuities	$2,533,179	$3,113,638
Other	623,429	8,771,185
Total Products	$3,156,608	$11,884,823
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Payout Annuities	Other	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.11%	5.24%	3.81%	4.89%
Weighted-Average Interest Rates, Current Discount Rate	5.11%	5.07%	5.44%	5.51%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	8.64	8.45	9.46
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Payout Annuities	Other	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$36,450,389	$16,375,237	$33,415,451	$16,509,005
Expected Future Benefit Payments, Discounted (Original Discount Rate)	23,635,986	9,331,689	22,116,114	9,336,911
Expected Future Benefit Payments, Discounted (Current Discount Rate)	21,354,910	9,379,083	19,067,478	9,126,824

Expected Future Gross Premiums, Undiscounted	—	2,306,412	—	2,072,528
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,824,825	—	1,614,118
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,801,706	—	1,567,542
Significant Inputs, Judgments, and Assumptions used in Measuring Future Policyholder Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2025 and 2024, assumptions were revised for an increase in expected mortality on certain payout annuities and pension risk transfer products, which resulted in a $33.7 million and $28.4 million increase, respectively, to net income before taxes.
For the nine months ended September 30, 2025 and 2024, Global Atlantic recognized $(494.7) million and $(463.9) million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the nine months ended September 30, 2025 and 2024, there were no changes to the methods used to determine the discount rates.

Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Balance as of Beginning of Period	$7,630,210	$7,251,266
Effect of Changes in Cash Flow Assumptions	4,508	(7,760)
Effect of Changes in Experience	(90,836)	(30,523)
Adjusted Balance as of Beginning of Period	7,543,882	7,212,983
Issuances	17,346	17,695
Assessments	523,912	517,859
Benefits Paid	(400,780)	(383,297)
Interest	189,973	179,790
Balance as of End of Period	7,874,333	7,545,030
Less: Impact of Unrealized Investment Gains and Losses	59,516	125,689
Less: Reinsurance Recoverable, End of Period	1,714,561	1,540,118
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$6,100,256	$5,879,223
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	Gross Assessments
	Nine Months Ended September 30,
	2025	2024
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$506,730	$530,138
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Weighted-Average Interest, Current Discount Rate	3.30%	3.29%
Weighted-Average Liability Duration (Years)	25.26	26.51
Significant Inputs, Judgments, and Assumptions used in Measuring the Additional Liabilities for Annuitization, Death, or Other Insurance Benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality, lapse rates, investment yields and interest margin. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2025, assumptions for higher mortality, lapse rates, and investment yields were updated, which resulted in a $4.5 million increase to net income before taxes. During the nine months ended September 30, 2024, assumptions for lapse rates, investment yields, and interest margin were updated, which resulted in a $7.8 million decrease to net income before taxes.

Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$815,981	$183,936	$999,917	$868,268	$252,683	$1,120,951

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$716,544	$150,107	$866,651	$790,616	$225,593	$1,016,209
Issuances	81,142	(1,028)	80,114	38,762	(8)	38,754
Interest	30,220	6,341	36,561	32,306	7,800	40,106
Attributed Fees Collected	87,436	65,539	152,975	78,896	67,198	146,094
Benefit Payments	(6,330)	(6,069)	(12,399)	(5,279)	(5,301)	(10,580)
Effect of Changes in Interest Rates	31,261	28,250	59,511	(25,023)	(2,924)	(27,947)
Effect of Changes in Equity Markets	(36,982)	(41,795)	(78,777)	(28,621)	(75,864)	(104,485)
Effect of Actual Experience Different from Assumptions	4,113	(2,471)	1,642	23,108	(11,710)	11,398
Effect of Changes in Other Future Expected Assumptions	47,662	(42,817)	4,845	(126,523)	(2,145)	(128,668)
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	955,066	156,057	1,111,123	778,242	202,639	980,881
Effect of Changes in Instrument-Specific Credit Risk	144,555	40,897	185,452	98,839	35,777	134,616
Balance as of End of Period	1,099,621	196,954	1,296,575	877,081	238,416	1,115,497
Less: Reinsurance Recoverable as of the End of the Period	—	(10,945)	(10,945)	—	(13,312)	(13,312)
Balance as of End of Period, Net of Reinsurance Recoverable	$1,099,621	$186,009	$1,285,630	$877,081	$225,104	$1,102,185

Net Amount at Risk	$5,192,937	$1,240,207	$6,433,144	$4,535,978	$1,226,221	$5,762,199
Weighted-average Attained Age of Contract holders (Years)	71	71	71	71	70	71

The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$576	$1,100,197	$(1,099,621)	$2,319	$818,300	$(815,981)
Variable- and Other Annuities	1,850	198,804	(196,954)	—	183,936	(183,936)
Total	$2,426	$1,299,001	$(1,296,575)	$2,319	$1,002,236	$(999,917)

Significant Inputs, Judgments, and Assumptions Used in Measuring Market Risk Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the nine months ended September 30, 2025, assumptions were updated for higher expected morbidity for certain long-term care related benefit riders, offset in part by an increase in expected fixed-indexed annuity activations, which resulted in a $4.8 million decrease to net income before taxes. During the nine months ended September 30, 2024, assumptions for fixed-indexed annuities mortality, surrenders, and utilization, and variable annuity activations were updated, which resulted in a $128.7 million increase to net income before taxes.

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
The following table presents the balances of and changes in separate account liabilities:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,400,617	$580,443	$3,981,060	$3,565,029	$541,971	$4,107,000
Premiums and Deposits	16,685	8,757	25,442	18,817	9,544	28,361
Surrenders, Withdrawals and Benefit Payments	(364,698)	(14,244)	(378,942)	(414,727)	(18,600)	(433,327)
Investment Performance	312,178	75,396	387,574	463,798	88,738	552,536
Other	(77,671)	(31,049)	(108,720)	(86,983)	(33,414)	(120,397)
Balance as of End of Period	$3,287,111	$619,303	$3,906,414	$3,545,934	$588,239	$4,134,173

Cash Surrender Value as of End of Period(1)	$3,287,111	$619,303	$3,906,414	$3,545,934	$588,239	$4,134,173
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	September 30, 2025	December 31, 2024
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,803,021	$1,930,973
Equity	1,758,881	1,685,944
Fixed Income	140,288	146,475
Money Market	203,686	217,086
Alternative	538	582
Total Assets Supporting Separate Account Liabilities	$3,906,414	$3,981,060

18. INCOME TAXES
KKR & Co. Inc. is a domestic corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local income taxes at the corporate level on its share of taxable income. In addition, KKR Group Partnership and certain of its subsidiaries operate as partnerships for U.S. federal tax purposes but as taxable entities for certain state, local or non-U.S. tax purposes. Moreover, certain corporate subsidiaries of KKR, including certain subsidiaries of Global Atlantic, are domestic corporations for U.S. federal income tax purposes and are subject to U.S. federal, state, and local income taxes.
For the three months ended September 30, 2025 and 2024, the effective tax rates for KKR & Co. Inc. were 16.4% and 12.8%, respectively, and for the nine months ended September 30, 2025 and 2024, the effective tax rates were 13.8% and 16.5%, respectively. The effective tax rate differs from the 21% U.S. federal income tax rate primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
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

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amended and extended certain provisions of the provisions of the 2017 Tax Cuts and Jobs Act. At this time, KKR does not believe the OBBBA will have a material impact on KKR’s income taxes but continues to monitor the issuance of additional guidance from the U.S. Treasury and the U.S. Internal Revenue Service.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset Management(1)	$153,743	$149,575	$466,880	$453,505
Insurance	28,487	35,093	72,550	99,482
Total	$182,230	$184,668	$539,430	$552,987
(1)For both the three and nine months ended September 30, 2025, KKR recorded acquisition-related stock consideration of $2.0 million.
KKR Equity Incentive Awards
Under KKR's equity incentive plans, KKR is permitted to grant equity awards representing ownership interests in KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan" and, together with the 2019 Equity Incentive Plan, our "Equity Incentive Plans"), and the 2019 Equity Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. Outstanding awards under the 2010 Equity Incentive Plan will remain outstanding, unchanged and subject to the terms of the 2010 Equity Incentive Plan and their respective equity award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of September 30, 2025, 54,585,234 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former KKR employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of September 30, 2025, there was approximately $687 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.5 years.

A summary of the status of unvested Service-Vesting Awards from January 1, 2025, through September 30, 2025, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	21,105,890	$64.65
Granted	562,276	132.38
Vested	(5,720,334)	58.41
Forfeitures	(837,459)	73.82
Balance, September 30, 2025	15,110,373	$69.02

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
As of September 30, 2025, there was approximately $409 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.8 years.

A summary of the status of unvested Market Condition Awards from January 1, 2025 through September 30, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	38,019,023	$31.33
Granted	—	—
Vested	(20,156)	34.09
Forfeitures	(504,275)	44.80
Balance, September 30, 2025	37,494,592	$31.15

As of September 30, 2025, all of the Market Condition awards have met their market price based vesting condition. These Market Condition awards remain unvested until their service conditions (as described above) are satisfied.
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
As of September 30, 2025, there was approximately $181 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from October 1, 2025, to December 31, 2026. As of September 30, 2025, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2025	December 31, 2024
Amounts Due From Unconsolidated Investment Funds	$1,769,102	$1,583,090
Amounts Due From Portfolio Companies	310,021	272,955
Due From Affiliates	$2,079,123	$1,856,045
Due to Affiliates consists of:

	September 30, 2025	December 31, 2024
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$355,504	$378,951
Amounts Due to Unconsolidated Investment Funds	68,865	145,565
Due to Affiliates	$424,369	$524,516

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
KKR’s segment profitability measures used to make operating decisions and assess performance across KKR’s reportable segments is presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). For each segment, the chief operating decision makers use the key measure of segment earnings to allocate resources to that segment in the annual budget and forecasting process. KKR's segment profitability measures excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions, which consist of: (i) impairments, (ii) transaction costs from acquisitions, including any acquisition-related stock consideration, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, (v) certain integration, restructuring, and other non-operating expenses, and (vi) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance.
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

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset Management
Management Fees (1)(2)	$1,063,553	$892,629	$2,976,650	$2,555,263
Transaction and Monitoring Fees, Net	328,124	467,145	823,882	842,087
Fee Related Performance Revenues	73,177	56,655	148,191	112,901
Fee Related Compensation	(256,350)	(247,875)	(691,027)	(614,294)
Other Operating Expenses	(175,568)	(167,881)	(515,403)	(471,146)
Fee Related Earnings	1,032,936	1,000,673	2,742,293	2,424,811
Realized Performance Income	930,659	391,920	1,697,429	1,145,774
Realized Performance Income Compensation	(697,994)	(289,994)	(1,267,461)	(843,011)
Realized Investment Income (3)	4,436	151,546	376,391	424,845
Realized Investment Income Compensation	(665)	(22,732)	(56,459)	(63,725)
Asset Management Segment Earnings	$1,269,372	$1,231,413	$3,492,193	$3,088,694

Insurance
Net Investment Income (1) (4)	$1,835,025	$1,636,300	$5,352,893	$4,660,765
Net Cost of Insurance	(1,305,073)	(1,166,891)	(3,823,676)	(3,240,834)
General, Administrative and Other	(225,299)	(230,889)	(687,860)	(655,358)
Insurance Operating Earnings	$304,653	$238,520	$841,357	$764,573

Strategic Holdings
Dividends, Net (2)	$57,663	$6,828	$118,270	$68,400
Strategic Holdings Operating Earnings	57,663	6,828	118,270	68,400
Net Realized Investment Income(3)	69,861	87,693	69,861	87,693
Strategic Holdings Segment Earnings	$127,524	$94,521	$188,131	$156,093

Total Segment Earnings	$1,701,549	$1,564,454	$4,521,681	$4,009,360

(1) Includes intersegment management fees of $170.2 million and $144.9 million earned by the Asset Management segment from the Insurance segment for the three months ended September 30, 2025 and 2024, respectively, and $495.4 million and $384.4 million for the nine months ended September 30, 2025 and 2024, respectively.

(2) Includes intersegment management fees of $9.9 million and $8.2 million earned by the Asset Management segment from the Strategic Holdings segment for the three months ended September 30, 2025 and 2024, respectively, and $27.1 million and $23.9 million for the nine months ended September 30, 2025 and 2024, respectively.

(3) Includes intersegment performances fees of $12.3 million earned by the Asset Management segment from the Strategic Holdings segment for the three and nine months ended September 30, 2025 and $15.5 million for the three and nine months ended September 30, 2024.

(4) Includes intersegment interest expense of $6.6 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $14.3 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively.

	As of September 30,
	2025	2024
Segment Assets:
Asset Management	$28,439,790	$27,264,016
Insurance	265,634,247	244,991,087
Strategic Holdings	10,210,569	7,290,413
Total Segment Assets	$304,284,606	$279,545,516

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Cash Expenses Excluded from Segment Earnings	2025	2024	2025	2024
Equity Based Compensation
Asset Management	$153,743	$149,575	$466,880	$453,505
Insurance	28,487	35,093	72,550	99,482
Total Non-Cash Expenses	$182,230	$184,668	$539,430	$552,987

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Total GAAP Revenues	$5,525,975	$4,791,696	$13,725,001	$18,620,344
Impact of Consolidation and Other	332,965	335,048	850,991	865,898
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(638,764)	(1,163,424)	(2,708,601)	(3,164,491)
Realized Carried Interest	883,458	336,016	1,616,480	1,044,843
Realized Investment Income	4,436	151,546	376,391	424,845
Capstone Fees	(27,327)	(29,141)	(72,919)	(69,218)
Expense Reimbursements	(46,788)	(32,789)	(108,490)	(68,050)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	149,712	118,162	210,319	195,400
Insurance Adjustments:
Net Premiums	(1,059,610)	(621,218)	(2,113,216)	(7,593,534)
Policy Fees	(339,735)	(375,371)	(1,013,182)	(1,038,218)
Other Income	(61,049)	(60,162)	(202,501)	(180,436)
(Gains) Losses from Investments(1)	201,731	687,170	1,638,988	1,254,170
Non-Operating Changes in Policy Liabilities and Derivatives	(562,506)	(446,817)	(635,694)	(393,825)
Total Segment Revenues (2)	$4,362,498	$3,690,716	$11,563,567	$9,897,728
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv) Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Total GAAP Expenses	$5,024,271	$4,746,005	$13,601,670	$18,005,278
Impact of Consolidation and Other	(229,803)	(100,968)	(564,266)	(290,929)
Asset Management Adjustments:
Equity-based Compensation	(151,724)	(149,575)	(464,861)	(453,505)
Unrealized Carried Interest Compensation	188,642	(644,881)	(801,297)	(1,555,336)
Amortization of Intangibles	(715)	—	(715)	—
Transaction-related and Non-operating Items	(47,409)	(90,716)	(68,725)	(153,699)
Reimbursable Expenses	(46,788)	(32,789)	(108,490)	(68,050)
Capstone Expenses	(23,285)	(20,226)	(68,307)	(57,821)
Insurance Adjustments:
Net Premiums	(1,059,610)	(621,218)	(2,113,216)	(7,593,534)
Policy Fees	(339,735)	(375,371)	(1,013,182)	(1,038,218)
Other Income	(61,049)	(60,162)	(202,501)	(180,436)
Non-Operating Changes in Policy Liabilities	(537,540)	(464,653)	(1,044,263)	(592,985)
Equity-Based Compensation	(28,487)	(35,093)	(72,550)	(99,482)
Amortization of Intangibles	(4,699)	(4,412)	(14,097)	(13,236)
Transaction-Related and Non-Operating Items	(21,120)	(19,679)	(23,314)	(19,679)
Total Segment Expenses (1)	$2,660,949	$2,126,262	$7,041,886	$5,888,368
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (Loss) Before Tax (GAAP)	$2,199,561	$1,644,564	$4,499,396	$4,217,820
Impact of Consolidation and Other	(922,634)	(823,034)	(2,799,787)	(1,161,554)
Interest Expense, Net	56,692	80,709	184,221	230,617
Asset Management Adjustments:
Unrealized (Gains) Losses	(76,839)	89,805	560,252	(385,448)
Unrealized Carried Interest	235,801	(850,638)	(1,001,818)	(1,987,597)
Unrealized Carried Interest Compensation	(188,642)	644,881	801,297	1,555,336
Transaction-related and Non-operating Items(1)	47,409	90,716	68,725	153,699
Equity-based Compensation	63,287	66,549	205,314	206,861
Equity-based Compensation - Performance based	88,437	83,026	259,548	246,644
Amortization of Acquired Intangibles	715	—	715	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(57,019)	(226,319)	(442,731)	(644,285)
Insurance Adjustments:
(Gains) Losses from Investments(2)	166,098	692,422	1,815,122	1,251,953
Non-Operating Changes in Policy Liabilities and Derivatives	34,377	12,589	261,466	192,917
Transaction-Related and Non-Operating Items(1)	21,120	19,679	23,314	19,679
Equity-Based Compensation	28,487	35,093	72,550	99,482
Amortization of Acquired Intangibles	4,699	4,412	14,097	13,236
Total Segment Earnings	$1,701,549	$1,564,454	$4,521,681	$4,009,360
(1)For the three months ended September 30, 2025, Transaction-related and Other Non-operating items includes (i) $44 million related to transaction-related costs and other corporate actions, and (ii) $24 million of costs associated with certain integration, restructuring, and other non-operating expenses across our Asset Management and Insurance businesses.
(2)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	September 30, 2025	September 30, 2024
Total GAAP Assets	$398,480,928	$360,655,876
Impact of Consolidation and Reclassifications	(88,424,549)	(76,399,555)
Carry Pool Reclassifications	(5,771,773)	(4,710,805)
Total Segment Assets	$304,284,606	$279,545,516
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less (the “Share Repurchase Program Increase Threshold”). The Share Repurchase Program Increase Threshold was reached during the three months period ending June 30, 2025, which automatically added an additional $500 million to the then remaining available amount. As of October 31, 2025, there was approximately $440 million remaining under the program. Any additional increases to this remaining available amount would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock repurchased	—	—	36,411	—
Equity awards for common stock retired	8,333	696	930,468	924,559
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third-party investors in certain of Global Atlantic's consolidated entities.

The following table presents the balances of, and changes in, Noncontrolling Interests:

	Three Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$40,755,618	$35,565,377
Net Income (Loss) Attributable to Noncontrolling Interests	905,407	838,916
Other Comprehensive Income (Loss), net of tax	(17,972)	(10,477)
Equity-Based Compensation (Non Cash Contribution)	104,346	107,078
Change in KKR & Co. Inc.'s Ownership Interest	(159,495)	(54,299)
Capital Contributions	2,885,584	2,580,370
Capital Distributions	(1,209,444)	(2,729,479)
Changes in Consolidation	—	95,131
Impact of Acquisition - HealthCare Royalty Management, LLC (1)	28,313	—
Balance at the end of the period	$43,292,357	$36,392,617

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$36,747,947	$34,904,791
Net Income (Loss) Attributable to Noncontrolling Interests	2,543,501	1,513,518
Other Comprehensive Income (Loss), net of tax	(13,019)	(15,315)
Compensation Modification - Issuance of Holdings III Units	—	53,623
Equity-Based Compensation (Non-Cash Contribution)	302,562	319,137
2024 GA Acquisition - Cash consideration (See Note 1)	—	(2,622,230)
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	—	40,789
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	—	2,169,300
Change in KKR & Co. Inc.'s Ownership Interest	(352,489)	(342,811)
Capital Contributions	4,782,659	5,976,650
Capital Distributions	(3,138,509)	(6,767,940)
Changes in Consolidation	2,391,392	1,163,105
Impact of Acquisition - HealthCare Royalty Management, LLC (1)	28,313	—
Balance at the end of the period	$43,292,357	$36,392,617

(1)Represents noncontrolling interests in HealthCare Royalty Management, LLC as of the acquisition date.

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
The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	Three Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$1,993,598	$1,291,487
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,058	(4,798)
Capital Contributions	343,279	47,409
Capital Distributions	(10,539)	(10,027)
Change in KKR & Co. Inc.'s Ownership Interest	—	(1,763)
Balance at the end of the period	$2,360,396	$1,322,308

	Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the period	$1,585,177	$615,427
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	110,727	57,546
Capital Contributions	707,908	671,530
Capital Distributions	(43,416)	(20,432)
Change in KKR & Co. Inc.'s Ownership Interest	—	(1,763)
Balance at the end of the period	$2,360,396	$1,322,308

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of September 30, 2025, KKR had unfunded commitments consisting of $10.4 billion to its investment funds and vehicles. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of September 30, 2025, these capital markets commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of September 30, 2025, have been reduced to reflect the amount expected to be funded by such third parties. As of September 30, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion.
Global Atlantic has commitments to purchase or fund investments of $5.5 billion as of September 30, 2025. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $19.3 million for current expected credit losses as of September 30, 2025.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $322.2 million as of September 30, 2025, with expiration dates occurring between March 2026 and September 2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects.
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

As of September 30, 2025, approximately $514 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their September 30, 2025 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $210 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of September 30, 2025, Associates Holdings had access to cash reserves sufficient to reimburse the full $210 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.8 billion as of September 30, 2025. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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
KKR also has provided, and provides, credit support in connection with its businesses, including:
i.to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages,

ii.in connection with repayment and funding obligations to third-party lenders on behalf of certain employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle,

iii.through a contingent guarantee of a subsidiary’s loan repayment obligations, which does not become effective unless and until its loan becomes accelerated due to certain specified events of default involving the investment vehicles managed by KJRM,

iv.the obligations of our subsidiaries' funding obligations to our investment vehicles, and

v.certain of our investment vehicles to fund or otherwise be liable for a portion of their investment losses and/or to provide them with liquidity upon certain termination events.

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

In addition, the Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement, Global Atlantic (Fin) Company ("GA FinCo"), a Delaware corporation and wholly-owned indirect subsidiary of TGAFG, the holding company for the Global Atlantic business, is obligated to make annual payments out of available cash, guaranteed by a Global Atlantic entity, to Goldman Sachs over an approximately 25-year period. As of September 30, 2025, the present value of the remaining amount to be paid is $45.8 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo.
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
Shareholder Derivative Litigation
On July 30, 2024, a shareholder derivative complaint was filed in Delaware Chancery Court and was subsequently amended on August 7, 2024 and further amended on August 19, 2025. The operative complaint claims, among other matters, that the Co-Founders and various current and former executive officers and directors of KKR & Co. Inc. breached fiduciary duties and wasted corporate assets in connection with transactions contemplated by the Reorganization Agreement pursuant to which, among other things, the Co-Founders, certain current and former executive officers, and other senior executives of KKR received common stock from KKR. The suit seeks to recover on behalf of KKR & Co. Inc. a cancellation of shares issued in the reorganization, monetary damages, injunctive relief, restitution, and other remedies. KKR & Co. Inc. and other defendants filed a motion to dismiss the first amended complaint on December 19, 2024 and filed a motion to dismiss the second amended complaint on October 6, 2025.
Regulatory Matters
KKR currently is, and expects to continue to become from time to time, subject to various examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings, or the imposition of fines, penalties, or other remedies, against KKR and its personnel. KKR is subject to periodic examinations of its regulated businesses by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the Securities and Exchange

Commission ("SEC"), Financial Industry Regulatory Authority ("FINRA"), the U.K. Financial Conduct Authority, Central Bank of Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority. KKR may also become subject to civil, criminal, administrative, or other inquiries or investigations (through a request for information, civil investigative demand, subpoena or otherwise) by any of the foregoing governmental and regulatory agencies as well as by any other U.S. or non-U.S. governmental or regulatory agency, including but not limited to the SEC, U.S. Department of Justice ("DOJ"), U.S. state attorney generals, and similar non-U.S. governmental or regulatory agencies.
Since 2022, as previously disclosed, KKR has been subject to investigations by the Antitrust Division of the DOJ (the “DOJ”) related to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart‐Scott‐Rodino Act of 1976 (“HSR”) for certain transactions in 2021 and 2022. On January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against KKR and various KKR-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including potential disgorgement and injunctive relief against future violations of the HSR Act. On January 14, 2025, KKR filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission (“FTC”), and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR intends to vigorously defend against the DOJ Complaint and filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR’s motion to dismiss the DOJ Complaint. While the DOJ Complaint is currently stayed as a result of the U.S. government shutdown, the DOJ has continued its investigations into certain of KKR’s past HSR filings, and KKR continues to cooperate in connection with these investigations. The DOJ may initiate additional civil or criminal proceedings or take other actions against KKR, its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non‐financial consequences to KKR. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures. In addition, KKR is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters, including the European Commission’s investigation relating to the acquisition of certain infrastructure assets of Telecom Italia S.p.A. and FiberCop S.p.A. KKR is currently cooperating in connection with these other investigations.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $4.3 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively, and $13.4 million and $13.3 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in insurance expenses in the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the total capacity of the financing arrangements with third parties was $2.5 billion and $2.4 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both September 30, 2025 and December 31, 2024.
25. SUBSEQUENT EVENTS
A dividend of $0.185 per share of common stock of KKR & Co. Inc. has been declared and was announced on November 7, 2025. This dividend will be paid on December 2, 2025 to common stockholders of record as of the close of business on November 17, 2025.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on November 7, 2025 and set aside for payment. This dividend will be paid on December 1, 2025 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on November 15, 2025.

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
Our asset management business offers a broad range of investment management services to fund investors around the world. Throughout our history, we have consistently been a leader in the private equity industry, having completed more than 810 private equity investments in portfolio companies with a total transaction value in excess of $820 billion as of September 30, 2025. Since the inception of our firm in 1976, we have expanded our investment strategies and product offerings from traditional private equity to areas such as leveraged credit, alternative credit, infrastructure, energy, real estate, growth equity (including technology, health care, and impact strategies), and core private equity. We also provide capital markets services for our firm, our portfolio companies, and third parties. Our balance sheet provides a significant source of capital for the growth and expansion of our business, which has allowed us to further align our interests with those of our investment vehicle investors. Building on these efforts and leveraging our industry expertise and intellectual capital have allowed us to capitalize on a broader range of the opportunities we source.
Our insurance business is operated by our wholly-owned subsidiary Global Atlantic, which is a leading retirement and life insurance company that provides a broad suite of protection, legacy and savings products, and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily offers individuals fixed-rate annuities, fixed-indexed annuities, and targeted life products through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow, and pension risk transfer, as well as funding agreements. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits. As of September 30, 2025, Global Atlantic served over three and a half million policyholders.
Our Strategic Holdings business is currently comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. As of September 30, 2025, our Strategic Holdings segment consisted of our ownership stakes in 17 companies that we acquired through our core private equity strategy.

Asset Management
Our asset management business offers a broad range of investment management services to fund investors around the world. In our asset management business, we have five business lines: (1) Private Equity, (2) Real Assets, (3) Credit and Liquid Strategies, (4) Capital Markets, and (5) Principal Activities. In addition to the overviews of each of these business lines provided in this report, please also refer to our Annual Report. As an asset management firm, we earn fees, including management fees and incentive fees, and carried interest for providing investment management and other services to our investment vehicles, CLOs, managed accounts, portfolio companies, and certain operating companies, and we generate transaction fees from capital markets transactions. We earn additional investment income by investing our own capital alongside investors in our investment vehicles and from other assets on our balance sheet. Carried interest we receive from our funds and certain other investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested. On July 30, 2025, KKR acquired a majority ownership stake in HealthCare Royalty Management, LLC, a biopharma royalty acquisition company, which manages approximately $3 billion of assets and which is reported in growth equity within our Private Equity business line.
Private Equity
Through our Private Equity business line, we manage and sponsor a group of private equity investment vehicles that invest capital for long-term appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. In addition to our traditional private equity funds that invest in large and mid-sized companies, we sponsor funds that invest in core private equity and growth equity, which includes technology, health care, and impact strategies. Our Private Equity business line includes separately managed accounts that invest in multiple strategies, which may include our credit and real assets strategies, as well as our private equity strategies. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser. As of September 30, 2025, our Private Equity business line had $222.2 billion of AUM, consisting of $160.4 billion in traditional private equity, $40.2 billion in core private equity and $21.6 billion in growth equity, which includes $4.5 billion of impact investments.
The table below presents information as of September 30, 2025, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2025.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	4/2025	4/2031	$17,466	$17,466	$—	$—	$—	$—	$—
North America Fund XIII	8/2021	4/2025	18,400	3,167	15,536	327	15,123	20,707	860
Americas Fund XII	5/2017	5/2021	13,500	1,381	12,751	14,776	9,138	19,038	1,683
North America Fund XI	11/2012	1/2017	8,718	48	10,203	23,541	1,861	3,098	237
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,673	1,655	—	1,655	1,784	3
European Fund VI	6/2022	6/2028	7,536	3,050	4,486	—	4,486	4,666	—
European Fund V	7/2019	2/2022	6,382	534	5,970	2,909	4,528	6,768	416
European Fund IV	2/2015	3/2019	3,513	17	3,648	5,726	1,621	2,412	138
European Fund III (5)	3/2008	3/2014	5,506	—	5,360	10,647	—	—	—
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	6,360	9,549	3,948	8,683	13,329	868
Asian Fund III	8/2017	7/2020	9,000	1,262	8,268	9,317	5,602	10,500	975
Asian Fund II	10/2013	3/2017	5,825	—	7,499	6,706	1,283	774	(346)
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	1,079	1,661	—	1,661	1,845	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	55	2,269	1,846	1,610	2,513	160
Next Generation Technology Growth Fund	3/2016	12/2019	659	3	671	1,314	241	802	59
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	1,658	2,131	—	2,131	2,742	59
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	65	1,396	554	1,065	2,053	164
Global Impact Fund II	6/2022	6/2028	2,715	1,526	1,189	—	1,189	1,182	—
Global Impact Fund	2/2019	3/2022	1,242	214	1,211	638	950	1,540	113
Co-Investment Vehicles and Other	Various	Various	38,124	3,422	35,452	16,134	26,574	32,772	1,507
Core Investors II	8/2022	8/2027	11,814	7,978	3,838	108	3,838	4,565	8
Core Investors I	2/2018	8/2022	8,500	23	9,924	1,658	8,443	17,350	47
Other Core Vehicles	Various	Various	7,436	1,178	6,335	2,078	5,722	9,130	26
Unallocated Commitments (6)	N/A	N/A	1,281	1,281	—	—	—	—	—

Total Private Equity			$230,004	$54,440	$184,036	$171,040	$107,404	$159,570	$6,977
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2025.
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
Real Assets
Through our Real Assets business line, we manage and sponsor a group of real assets funds and accounts that invest capital in infrastructure, real estate, or energy. These funds and accounts are managed by Kohlberg Kravis Roberts & Co. L.P. or one of its subsidiaries. As of September 30, 2025, our Real Assets business line had $186.3 billion of AUM, consisting of $95.2 billion in infrastructure, $84.6 billion in real estate (of which $44.1 billion is real estate credit and $40.5 billion is real estate equity), $5.1 billion in energy, and $1.4 billion of unallocated commitments from a strategic investment partnership.

The table below presents information as of September 30, 2025, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$15,044	$15,044	$—	$—	$—	$—	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,612	2,672	14,310	1,546	13,667	18,041	886
Global Infrastructure Investors III	7/2018	6/2021	7,174	861	6,677	5,552	3,459	5,192	255
Global Infrastructure Investors II	12/2014	6/2018	3,040	133	3,167	5,723	560	985	47
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors III	(5)	(6)	3,003	3,003	—	—	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	3,152	3,434	261	3,202	4,305	193
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	594	3,561	2,239	2,231	2,982	170
Diversified Core Infrastructure Fund	12/2020	(7)	12,773	1,253	11,768	1,393	11,689	12,874	—
Global Climate Transition Fund(8)	7/2024	7/2030	2,945	2,945	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	2,136	2,136	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	551	3,932	343	3,685	4,151	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	132	1,973	2,816	350	280	(4)
Real Estate Partners Americas	5/2013	5/2017	1,229	15	1,024	1,444	—	—	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,067	275	1,996	489	1,677	1,692	—
Real Estate Partners Europe	8/2015	12/2019	710	97	692	802	177	154	(18)
Asia Real Estate Partners	7/2019	7/2023	1,682	359	1,369	470	1,010	1,096	—
Property Partners Americas	12/2019	(7)	2,571	46	2,525	159	2,525	2,279	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	417	895	905	28
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	655	1,008	1,004	5
Energy Related Vehicles	Various	Various	4,357	62	4,169	2,211	1,030	1,471	45
Co-Investment Vehicles and Other	Various	Various	16,609	2,283	14,394	3,745	12,518	13,580	51
Unallocated Commitments(9)	N/A	N/A	1,360	1,360	—	—	—	—	—

Total Real Assets			$112,746	$37,095	$78,025	$32,493	$59,683	$70,991	$1,654
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Starts upon the date of the close of the first investment.
(6)Six years after the start of the investment period.
(7)Open-ended fund.
(8)Includes another climate strategy vehicle with different investment vehicle terms.
(9)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.

Private Equity and Real Asset Performance
The table below presents information as of September 30, 2025, relating to the historical performance of certain of our Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2025, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360	10,647	—	10,647	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,166	—	1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,203	23,541	3,098	26,639	23.4%	18.9%	2.6
Asian Fund II (2013)	5,825	7,499	6,706	774	7,480	(0.1)%	(1.5)%	1.0
Real Estate Partners Americas (2013)	1,229	1,024	1,444	—	1,444	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,167	5,723	985	6,708	19.4%	16.7%	2.1
European Fund IV (2015)	3,513	3,648	5,726	2,412	8,138	21.4%	16.3%	2.2
Real Estate Partners Europe (2015)	710	692	802	154	956	10.7%	7.9%	1.4
Next Generation Technology Growth Fund (2016)	659	671	1,314	802	2,116	27.9%	23.7%	3.2
Health Care Strategic Growth Fund (2016)	1,331	1,396	554	2,053	2,607	17.0%	12.1%	1.9
Americas Fund XII (2017)	13,500	12,751	14,776	19,038	33,814	24.0%	19.9%	2.7
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	655	1,004	1,659	9.1%	7.8%	1.6
Core Investment Vehicles (2017)	27,750	20,097	3,844	31,045	34,889	15.8%	14.8%	1.7
Asian Fund III (2017)	9,000	8,268	9,317	10,500	19,817	24.3%	19.0%	2.4
Real Estate Partners Americas II (2017)	1,921	1,973	2,816	280	3,096	23.6%	19.1%	1.6
Global Infrastructure Investors III (2018)	7,174	6,677	5,552	5,192	10,744	13.6%	10.7%	1.6
Global Impact Fund (2019)	1,242	1,211	638	1,540	2,178	17.7%	13.0%	1.8
European Fund V (2019)	6,382	5,970	2,909	6,768	9,677	13.8%	10.9%	1.6
Energy Income and Growth Fund II (2018)	994	1,199	602	1,313	1,915	12.7%	11.1%	1.6
Asia Real Estate Partners (2019)	1,682	1,369	470	1,096	1,566	5.2%	2.0%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,269	1,846	2,513	4,359	20.5%	16.3%	1.9
Real Estate Credit Opportunity Partners II (2019)	950	976	417	905	1,322	10.1%	7.8%	1.4
Asia Pacific Infrastructure Investors (2020)	3,792	3,561	2,239	2,982	5,221	15.9%	11.8%	1.5
Asian Fund IV (2020)	14,735	9,549	3,948	13,329	17,277	25.6%	19.2%	1.8
Real Estate Partners Europe II (2020)	2,067	1,996	489	1,692	2,181	3.5%	1.3%	1.1
Real Estate Partners Americas III (2021)	4,253	3,932	343	4,151	4,494	5.4%	3.5%	1.1
Health Care Strategic Growth Fund II (2021)	3,789	2,131	—	2,742	2,742	16.7%	8.4%	1.3
North America Fund XIII (2021)	18,400	15,536	327	20,707	21,034	15.9%	11.8%	1.4
Global Infrastructure Investors IV (2022)	16,612	14,310	1,546	18,041	19,587	14.8%	11.4%	1.4
Asia Pacific Infrastructure Investors II (2022)	6,348	3,434	261	4,305	4,566	32.7%	22.9%	1.3
Ascendant Fund (2022)	4,328	1,655	—	1,784	1,784	9.2%	(1.6)%	1.1
Next Generation Technology Growth Fund III (2022)	2,740	1,661	—	1,845	1,845	11.3%	2.4%	1.1
European Fund VI (2023)	7,536	4,486	—	4,666	4,666	3.3%	(1.1)%	1.0
Global Impact Fund II (2023) (3)	2,715	1,189	—	1,182	1,182	—	—	—
Global Infrastructure Investors V (2024) (3)	15,044	—	—	—	—	—	—	—
Global Climate Transition Fund (2024) (3)	2,945	—	—	—	—	—	—	—
Real Estate Partners Americas IV (2024) (3)	2,136	—	—	—	—	—	—	—
North America Fund XIV (2025)(3)	17,466	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors III (2025)(3)	3,003	—	—	—	—	—	—	—
Subtotal - Included Funds	273,436	201,719	192,006	168,898	360,904	15.9%	12.2%	1.8

All Funds	$289,911	$218,194	$242,275	$168,898	$411,173	25.5%	18.6%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on September 30, 2025.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2025. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
Credit and Liquid Strategies
Through our Credit and Liquid Strategies business line, we report our credit and hedge funds platforms on a combined basis. As of September 30, 2025, our Credit and Liquid Strategies business line had $314.7 billion of AUM, comprised of $142.9 billion of assets managed in our leveraged credit strategies, $84.0 billion of assets in asset-based finance, $47.4 billion in direct lending, $7.7 billion of assets managed in our SIG strategy, and $32.7 billion of assets managed through our hedge fund platform, which we refer to as the liquid strategies component of our credit and liquid strategies business. Asset-based finance and direct lending together represent our private credit strategy. We manage $160.1 billion of credit investments for our Global Atlantic insurance companies. Our BDCs have approximately $16.5 billion in assets under management, which is reflected in the AUM of our credit strategies above. We report all of the assets under management of our BDCs in our AUM, but we report only a pro rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them.
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
The table below presents information as of September 30, 2025, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,412	$1,007	$1,405	$88	$1,405	$1,779	$54
Dislocation Opportunities Fund	8/2019	11/2021	2,967	298	2,670	1,916	1,421	1,497	84
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,651	615	659	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	94	136	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	3	(20)
Asset-Based Finance Partners II	3/2024	3/2028	5,571	4,921	650	—	650	687	—
Asset-Based Finance Partners	10/2020	7/2025	2,059	532	1,527	345	1,527	1,689	72
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	250	1,995	1,011	1,250	1,177	—
Lending Partners IV	3/2022	9/2026	1,150	288	862	162	862	889	13
Lending Partners III	4/2017	11/2021	1,498	540	958	1,231	415	366	37
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,261	71	17	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	8	—
Lending Partners Europe II	5/2019	9/2023	837	173	664	717	233	272	9
Lending Partners Europe	3/2015	3/2019	848	184	662	595	97	84	—
Asia Credit Opportunities	1/2021	5/2025	1,084	296	788	183	699	874	37
Other Alternative Credit Vehicles	Various	Various	18,508	8,786	9,978	7,103	4,990	6,413	6

Total Credit and Liquid Strategies			$47,797	$17,790	$30,262	$20,786	$14,536	$16,550	$292
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
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on September 30, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding larger leveraged credit strategies managed by KKR from inception to September 30, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.20%	6.51%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.90%
Opportunistic Credit (3)	May 2008	10.51%	9.00%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.07%
Bank Loans	Apr 2011	5.89%	5.32%	S&P/LSTA Loan Index (4)	4.93%
High-Yield	Apr 2011	6.35%	5.77%	BoAML HY Master II Index (5)	5.74%
European Leveraged Loans (6)	Sep 2009	4.95%	4.43%	CS Inst West European Leveraged Loan Index (7)	4.05%
European Credit Opportunities (6)	Sept 2007	6.80%	5.57%	S&P European Leveraged Loans (All Loans) (8)	4.50%

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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to September 30, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

		Amount		Fair Value of Investments
Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,412	$1,405	$88	$1,779	$1,867	22.4%	17.3%	1.3
Dislocation Opportunities Fund	Aug 2019	2,967	2,670	1,916	1,497	3,413	9.8%	7.6%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,651	659	3,310	0.5%	(1.3)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	136	2,035	(2.4)%	(4.1)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	3	1,169	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	5,571	650	—	687	687	N/A	N/A	N/A
Asset-Based Finance Partners	Oct 2020	2,059	1,527	345	1,689	2,034	15.0%	11.3%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	1,995	1,011	1,177	2,188	2.2%	0.5%	1.1
Lending Partners IV	Mar 2022	1,150	862	162	889	1,051	16.9%	13.3%	1.2
Lending Partners III	Apr 2017	1,498	958	1,231	366	1,597	14.2%	11.6%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,261	17	1,278	2.8%	1.4%	1.1
Lending Partners	Dec 2011	460	420	458	8	466	3.2%	1.6%	1.1
Lending Partners Europe II	May 2019	837	664	717	272	989	16.9%	13.5%	1.5
Lending Partners Europe	Mar 2015	848	662	595	84	679	0.9%	(1.0)%	1.0
Asia Credit Opportunities	Jan 2021	1,084	788	183	874	1,057	15.7%	11.9%	1.3
Other Alternative Credit Investment Vehicles	Various	18,508	9,978	7,103	6,413	13,516	N/A	N/A	N/A
All Funds		$47,797	$30,262	$20,786	$16,550	$37,336
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

The table below presents information as of September 30, 2025, based on the investment funds or other investment vehicles or accounts offered by our Credit and Liquid Strategies business line. Our funds, investment vehicles, and accounts have been sorted based upon their primary investment strategies. However, the AUM and FPAUM presented for each line in the table includes certain investments from non-primary investment strategies, which are permitted by their investment mandates, for purposes of presenting the fees and other terms for such funds, investment vehicles, and accounts.

($ in millions)	AUM	FPAUM	Typical Management Fee Rate	Incentive Fee / Carried Interest	Preferred Return	Duration of Capital
Leveraged Credit:
Leveraged Credit SMAs/Funds (1)	$110,948	$102,426	0.15% - 1.30%	Various (2)	Various (2)	Subject to redemptions
CLOs	32,293	32,293	0.40% - 0.50%	Various (2)	Various (2)	10-14 Years (3)
Total Leveraged Credit	143,241	134,719

Alternative Credit: (4)
Private Credit (1)	114,970	92,092	0.25% - 1.50% (5)	10.00 - 20.00%	5.00 - 8.00%	8-15 Years (3)
SIG	7,306	3,617	0.50% - 1.75%	10.00 - 20.00%	7.00 - 12.00%	7-15 Years (3)
Total Alternative Credit	122,276	95,709

Hedge Funds (6)	32,687	32,687	0.50% - 2.00%	Various (2)	Various (2)	Subject to redemptions
BDCs (7)	16,462	16,462	0.60% - 0.75%	8.75% - 10.00%	7.00%	Indefinite
Total	$314,666	$279,577
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

The chart below presents the holdings of our Principal Activities business line by asset class as of September 30, 2025, excluding our ownership of businesses reported through our Strategic Holdings segment.
Holdings by Asset Class (1)

Other 9%
Infrastructure 5%
Energy 6%
Alternative Credit 7%
Growth Equity 10%
Leveraged Credit 12%
Real Estate 14%
Traditional Private Equity 37%

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
Global Atlantic offers individual customers fixed-rate annuities, fixed-indexed annuities, and preneed life insurance products primarily through a network of banks, broker-dealers, and independent marketing organizations. Global Atlantic provides its institutional clients customized reinsurance solutions, including block, flow, and pension risk transfer ("PRT") transactions, as well as funding agreements. Global Atlantic’s assets generally increase when individual market sales and reinsurance transactions exceed run-off of in-force policies. Global Atlantic primarily generates income by earning a spread on assets under management, as the difference between its net investment income and the cost of policyholder benefits. Global Atlantic also earns fees paid by policyholders on certain types of contracts and fees paid by third-party investors, which are reported in the asset management segment. As of September 30, 2025, Global Atlantic served over three and a half million policyholders.
Global Atlantic also sponsors co-investment vehicles ("Ivy and other co-investment vehicles") that provide third-party capital to support Global Atlantic’s business. Ivy and other co-investment vehicles participate alongside Global Atlantic, primarily in certain block, flow, PRT, and other reinsurance transactions that Global Atlantic enters into during the vehicles’ respective investment periods. Ivy and other co-investment vehicles generally are not consolidated into our financial statements. As of September 30, 2025, third parties have committed capital to Ivy and other co-investment vehicles of approximately $7.8 billion, of which $3.3 billion has been deployed. On July 30, 2025, Global Atlantic announced an additional $2 billion commitment to a co-investment vehicle that, subject to regulatory approvals, is expected to access certain insurance, reinsurance, and strategic transactions of Global Atlantic.
In addition to the overview of our insurance business operated by Global Atlantic provided in this report, please also refer to our Annual Report. The following table represents Global Atlantic’s new business volumes by business and product for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
($ in millions)
Individual Channel:
Fixed-Rate Annuities	$1,497	$1,987	$4,642	$7,122
Fixed-Indexed Annuities	1,784	2,194	5,280	5,214
Variable Annuities	4	5	15	15
Total Retirement Products(1)	$3,285	$4,186	$9,937	$12,351

Preneed Life	296	220	837	352

Institutional Channel:
Block	—	—	—	11,881
Flow	3,279	2,283	8,188	9,292
Pension Risk Transfer	605	365	938	804
Funding Agreements	3,895	878	6,136	1,773
Total Institutional Channel(2)(3)	$7,779	$3,526	$15,262	$23,750

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
(2)Block reinsurance transactions may be episodic and volumes may fluctuate. Similarly, certain funding agreements are subject to capital markets conditions and volumes may fluctuate. Flow and pension risk transfer new business volumes typically occur throughout the year.
(3)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and are gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
The table below represents a breakdown of Global Atlantic’s policy liabilities by business and product type as of September 30, 2025, separated by reserves originated through its individual and institutional markets.

	Reserves as of September 30, 2025
	Individual Market	Institutional Market(3)	Total	Ceded	Total, net	Percentage of Total
	($ in thousands, except percentages, if applicable)
Fixed-Rate Annuities(1)	$29,955,736	$38,565,461	$68,521,197	$(10,827,261)	$57,693,936	33.5%
Fixed-Indexed Annuities(1)	33,386,531	11,298,761	44,685,292	(5,025,118)	39,660,174	21.9%
Payout Annuities(1)	618,634	24,340,347	24,958,981	(12,142,359)	12,816,622	12.2%
Variable Annuities	2,147,233	5,206,093	7,353,326	(2,065,208)	5,288,118	3.6%
Interest Sensitive Life(1)	13,587,707	18,884,858	32,472,565	(8,623,723)	23,848,842	15.9%
Other Life Insurance(2)	4,145,356	4,145,879	8,291,235	(2,865,381)	5,425,854	4.1%
Funding Agreements	—	12,473,915	12,473,915	—	12,473,915	6.1%
Closed Block and Other Corporate Products	—	1,034,878	1,034,878	(970,694)	64,184	0.5%
Other(4)	—	4,622,332	4,622,332	(3,755,060)	867,272	2.2%
Total Reserves	$83,841,197	$120,572,524	$204,413,721	$(46,274,804)	$158,138,917	100.0%

Total General Account	$81,960,278	$118,547,029	$200,507,307	$(46,274,804)	$154,232,503	98.1%
Total Separate Account	1,880,919	2,025,495	3,906,414	—	3,906,414	1.9%
Total Reserves	$83,841,197	$120,572,524	$204,413,721	$(46,274,804)	$158,138,917	100.0%
(1)As of September 30, 2025, 83% of the account value in Global Atlantic's general account associated with its fixed-rate and fixed-indexed annuity products, and 38% of account value in its general account associated with universal life products was protected by surrender charges.
(2)"Other life products” includes universal life, term and whole life insurance products.
(3)Institutional market reserves are sourced using customized reinsurance solutions such as block, flow and PRT. As of September 30, 2025, reserves sourced through block, flow and PRT transactions were $60.5 billion, $37.4 billion and $7.1 billion, respectively.
(4)“Other” includes long-term care insurance where Global Atlantic has ceded mortality and morbidity risk to a third-party reinsurance company.

Strategic Holdings
Our Strategic Holdings segment is primarily comprised of the firm’s ownership in the businesses we acquired through our participation in our core private equity strategy. In our core private equity strategy, our objective is to acquire and manage controlling interests in operating companies, which we intend to hold over a longer period of time and that we believe have a lower anticipated risk profile than our investments in businesses acquired through our traditional private equity strategy. Our core private equity portfolio companies are generally expected to be more stable and typically have lower leverage over our holding period than our traditional private equity portfolio companies. We have acquired assets in our Strategic Holdings segment that are not part of the core private equity strategy, and our Strategic Holdings segment is not limited to a specific industry or constrained to any investment strategy that we may manage for our investment funds or vehicles.
As of September 30, 2025, our Strategic Holdings segment consisted of our ownership stakes in 17 companies that we acquired through our core private equity strategy. Based on certain information made available to management as of September 30, 2025, approximately 68% of these companies are based in the Americas, 27% in Europe, and 5% in the Asia-Pacific (based on the geographic location of their headquarters). In addition, based on such information, these companies are primarily engaged in the following business sectors: approximately 36% in Business Services, 28% in Consumer, 17% in Healthcare, 13% in technology-media-telecommunications (TMT), and 6% in Infrastructure. We currently expect our Strategic Holdings segment to generate income from the receipt of dividends from our ownership stakes in these businesses, and if any ownership stake were to be sold, we would recognize realized investment income from such sale.
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
The United States, during the three months ended September 30, 2025, experienced an expansion in economic growth while also continuing to experience inflation in excess of the U.S. Federal Reserve Board’s target rate. The U.S. Federal Reserve Board decided to lower the target range to a range of 4.00% to 4.25% for the federal funds rate noting softening labor market conditions as a primary consideration in deciding to lower the target range despite inflation exceeding its target.
Real gross domestic product (“GDP”) growth in the Eurozone during the three months ended September 30, 2025 was moderately positive. In Europe during the three months ended September 30, 2025, the European Central Bank maintained interest rates at the same level as prior quarter, leaving the deposit rate unchanged at 2.0% as Eurozone core inflation accelerated compared to the prior quarter and remained slightly above the European Central Bank’s 2% inflation target.
In Asia, Japan’s economy is expected to have experienced negative growth in the third quarter of 2025 driven by an expected slowdown in consumer spending and export volumes. The Bank of Japan kept interest rates flat during the three months ended September 30, 2025, leaving its policy rate at 0.50%. In China, the economy grew during the three months ended September 30, 2025 but continued to experience divergent economic conditions and headwinds as Chinese growth remains subject to various headwinds including in the property sector and uncertainty relating to a potential trade war with the United States as discussed further below.

Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real GDP is estimated to have expanded at an annualized rate of 2.8% for the three months ended September 30, 2025, compared to an annualized expansion of 3.8% for the three months ended June 30, 2025. Eurozone real GDP expanded at an annualized rate of 0.8% for the three months ended September 30, 2025, up from an annualized 0.4% expansion for the three months ended June 30, 2025. In Japan, real GDP is estimated to have contracted at an annualized rate of 1.1% for the three months ended September 30, 2025, down from a 2.2% annualized expansion for the three months ended June 30, 2025. Real GDP in China expanded at an annualized rate of 4.4% for the three months ended September 30, 2025, compared to an annualized expansion of 4.0% reported for the three months ended June 30, 2025.
•Interest Rates. The target federal funds rate set by the U.S. Federal Reserve Board was 4.125% as of September 30, 2025, down from 4.375% as of June 30, 2025. The benchmark short-term interest rate set by the European Central Bank was 2.0% as of September 30, 2025 unchanged from 2.0% as of June 30, 2025. The benchmark short-term interest rate set by the Bank of Japan was 0.50% as of September 30, 2025 with no change as compared with the rate as of June 30, 2025. The benchmark interest rate set by The People’s Bank of China was 3.0% as of September 30, 2025, unchanged from 3.0% as of June 30, 2025.
•Inflation. The U.S. core consumer price index rose 3.1% on a year-over-year basis as of September 30, 2025, up from 2.9% on a year-over-year basis as of June 30, 2025. Eurozone core inflation was 2.4% as of September 30, 2025, up from 2.3% as of June 30, 2025. In Japan, core inflation rose 1.6% on a year-over-year basis as of September 30, 2025, flat from 1.6% on a year-over-year basis as of June 30, 2025. Core inflation in China was 1.0% on a year-over-year basis as of September 30, 2025, up from 0.7% as of June 30, 2025.
•Unemployment. The U.S. unemployment rate is estimated to have been 4.3% as of September 30, 2025, up from 4.1% as of June 30, 2025. Eurozone unemployment was 6.3% as of September 30, 2025, flat from 6.3% as of June 30, 2025. The unemployment rate in Japan was 2.6% as of September 30, 2025, up from 2.5% as of June 30, 2025. The unemployment rate in China was 5.2% as of September 30, 2025, flat from 5.2% as of June 30, 2025.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the three months ended September 30, 2025, the S&P 500 was up 8.1%, the MSCI Europe Index was up 4.6%, the MSCI Asia Index was up 9.4% and the MSCI World Index was up 7.4% on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange Market Volatility Index (VIX), a measure of volatility, ended at 16.3 as of September 30, 2025, decreasing from 16.7 as of June 30, 2025.
•Credit Markets. During the three months ended September 30, 2025, U.S. investment grade corporate bond spreads (BofA Merrill Lynch US Corporate Index) tightened by 10 basis points. The non-investment grade credit indices were up during the three months ended September 30, 2025 with the S&P/LSTA Leveraged Loan Index up 1.8% and the BofAML HY Master II Index up 2.4%. During the three months ended September 30, 2025, the 10-year government bond yields fell 8 basis points in the United States, rose 10 basis points in Germany, rose 22 basis points in Japan, rose 21 basis points in the UK and rose 21 basis points in China.
•Commodity Markets. During the three months ended September 30, 2025, the 3-year forward price of WTI crude oil increased approximately 0.5%, and the 3-year forward price of natural gas increased from approximately $3.25 per MMBtu as of June 30, 2025 to $3.63 per MMBtu as of September 30, 2025. The Japan spot LNG import price increased to approximately $11.68 per MMBtu as of September 30, 2025 from approximately $11.48 per MMBtu as of June 30, 2025.
•Foreign Exchange Rates. For the three months ended September 30, 2025, the euro fell 0.4%, the British pound fell 2.1%, the Japanese yen fell 2.6%, and the Chinese renminbi rose 0.6%, respectively, relative to the U.S. dollar.
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
Total Segment Earnings
Total Segment Earnings is a performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Total Segment Earnings excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items primarily arise from corporate actions, which consist of: (i) impairments, (ii) transaction costs from acquisitions, including any acquisition-related stock consideration, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, (v) certain integration, restructuring, and other non-operating expenses, and (vi) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by our Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by our Asset Management segment for acquiring and managing the companies included in our Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where our Asset Management segment borrows from our Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, intersegment asset transfers have and may continue to occur. In these cases in segment reporting, the assets are transferred at their fair value, and no realization is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments.

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

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended September 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,105,238	$1,105,666	$(428)
Capital Allocation-Based Income (Loss)	638,764	1,163,424	(524,660)
	1,744,002	2,269,090	(525,088)
Insurance
Net Premiums	1,059,610	621,218	438,392
Policy Fees	339,735	375,371	(35,636)
Net Investment Income	1,969,779	1,701,826	267,953
Net Investment-Related Gains (Losses)	351,800	(235,971)	587,771
Other Income	61,049	60,162	887
	3,781,973	2,522,606	1,259,367
Total Revenues	5,525,975	4,791,696	734,279

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	954,983	1,374,840	(419,857)
Occupancy and Related Charges	30,597	35,837	(5,240)
General, Administrative and Other	414,891	367,666	47,225
	1,400,471	1,778,343	(377,872)
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $34,370 and $54,469, respectively; remeasurement (gain) loss on policy liabilities: $(106,152) and $(74,645), respectively.)	3,075,361	2,421,695	653,666
Amortization of Policy Acquisition Costs	86,962	49,360	37,602
Interest Expense	72,064	78,508	(6,444)
Insurance Expenses	185,787	211,148	(25,361)
General, Administrative and Other	203,626	206,951	(3,325)
	3,623,800	2,967,662	656,138
Total Expenses	5,024,271	4,746,005	278,266

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	1,197,827	1,314,626	(116,799)
Dividend Income	416,233	151,260	264,973
Interest Income	806,711	854,927	(48,216)
Interest Expense	(722,914)	(721,940)	(974)
Total Investment Income (Loss)	1,697,857	1,598,873	98,984

Income (Loss) Before Taxes	2,199,561	1,644,564	554,997

Income Tax Expense (Benefit)	359,739	209,896	149,843

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)

Net Income (Loss)	1,839,822	1,434,668	405,154
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	34,058	(4,798)	38,856
Net Income (Loss) Attributable to Noncontrolling Interests	905,407	838,916	66,491
Net Income (Loss) Attributable to KKR & Co. Inc.	900,357	600,550	299,807

Series D Mandatory Convertible Preferred Stock Dividends	40,430	—	40,430

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$859,927	$600,550	$259,377
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and Strategic Holdings
Revenues
For the three months ended September 30, 2025 and 2024, revenues consisted of the following:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Management Fees	$668,524	$521,573	$146,951
Fee Credits	(211,382)	(257,974)	46,592
Transaction Fees	516,783	732,129	(215,346)
Monitoring Fees	55,601	43,622	11,979
Incentive Fees	1,597	4,386	(2,789)
Expense Reimbursements	46,788	32,789	13,999
Consulting Fees	27,327	29,141	(1,814)
Total Fees and Other	1,105,238	1,105,666	(428)

Carried Interest	621,925	1,071,164	(449,239)
General Partner Capital Interest	16,839	92,260	(75,421)
Total Capital Allocation-Based Income (Loss)	638,764	1,163,424	(524,660)

Total Revenues	$1,744,002	$2,269,090	$(525,088)
Fees and Other
Total Fees and Other for the three months ended September 30, 2025, decreased compared to the three months ended September 30, 2024, primarily as a result of a decrease in transaction fees, which were partially offset by an increase in management fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025, (ii) management fees earned on new capital raised over the past twelve months at Global Infrastructure Investors V and management fees earned on new capital raised that were retroactive to the start of the fund’s investment period, and (iii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the third quarter of 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the three months ended September 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025 and now paying fees based on invested capital rather than committed capital, and (iii) no management fees earned from Asian Fund II in the current period due to the termination of management fees in the fourth quarter of 2024.
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
Fee credits decreased compared to the prior period as a result of a lower level of transaction fees in our Private Equity, Real Assets and Credit and Liquid Strategies business lines. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from our portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended September 30, 2025, was positive primarily due to the net appreciation of the underlying investments at our unconsolidated carry earning investment funds, most notably North America Fund XIII, our private equity and infrastructure K-Series vehicles, and Global Infrastructure Investors IV. Capital Allocation-Based Income (Loss) for the three months ended September 30, 2024, was positive primarily due to the net appreciation of the underlying investments at our unconsolidated carry earning investment funds, most notably Americas Fund XII, North America Fund XIII, and Global Infrastructure Investors IV.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2025
The net gains from investment activities for the three months ended September 30, 2025, were comprised of net realized gains of $310.4 million and net unrealized gains of $887.4 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the three months ended September 30, 2025, net realized gains related primarily to realized gains from the sales of CyrusOne Inc. (infrastructure: telecommunications infrastructure sector), and Refresco Group B.V. (infrastructure). Partially offsetting these realized gains were (i) realized losses on certain investments held in our consolidated credit funds, and (ii) realized losses from certain investments held in consolidated CLOs.
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2025, net unrealized gains were driven by (i) mark-to-market gains primarily relating to Heartland Dental LLC (healthcare sector), Headlands Research, Inc. (healthcare sector), and BridgeBio Pharma, Inc. (NASDAQ: BBIO), (ii) unrealized gains on certain foreign exchange forward contracts, and (iii) the reversal of previously recognized unrealized losses relating to the realization activity described above. The unrealized gains were partially offset by (i) mark-to-market losses relating to OneStream, Inc. (NASDAQ: OS) and PetVet Care Centers, LLC (health care sector) and (ii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended September 30, 2025, net gains were primarily generated in the following asset classes:
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
Unrealized Gains and Losses from Investment Activities
For the three months ended September 30, 2024, net unrealized gains were driven by (i) mark-to-market gains primarily relating to OneStream, Inc., Exact Holding B.V. (technology sector), and April SA (financial services sector) and (ii) the reversal of previously recognized unrealized losses relating to the realized losses described above. These unrealized gains were partially offset by (i) unrealized losses on certain foreign exchange derivative contracts, (ii) mark-to-market losses at certain of our consolidated credit funds, and (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above.
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
Dividend Income
During the three months ended September 30, 2025, dividend income was primarily from (i) our investment in 1-800 Contacts Inc. held through our consolidated core vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the three months ended September 30, 2024, dividend income was primarily from (i) certain of our consolidated opportunistic real estate equity funds and (ii) our investments in Exact Holding B.V., Arnott's Biscuits Limited (consumer products sector) and Atlantic Aviation FBO Inc. (infrastructure: transportation sector), each held through our consolidated core investment vehicles.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to September 30, 2024. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The increase in interest expense during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to (i) the impact of closing CLOs that were consolidated subsequent to September 30, 2024, and (ii) an increase in the amount of borrowings outstanding. The increase was partially offset by the impact of lower market interest rates during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses
Compensation and Benefits Expense
The decrease in compensation and benefits expense during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a lower level of accrued carried interest compensation driven by a lower level of carried interest income earned in the current period, partially offset by accrued discretionary cash compensation resulting from a higher level of asset management fee related segment revenues in the current period.
Occupancy and Related Charges
The decrease in occupancy and related charges during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a prior period accelerated rent payment for one of our office leases that did not recur in the current period, partially offset by the commencement of new office leases subsequent to September 30, 2024.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a higher level of issuance costs from newly formed consolidated CLOs in the current period, expenses reimbursable from our unconsolidated investment funds and corporate general administrative costs, partially offset by a prior year legal accrual that did not recur in the current period.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended September 30, 2025 and 2024, revenues consisted of the following:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Net Premiums	$1,059,610	$621,218	$438,392
Policy Fees	339,735	375,371	(35,636)
Net Investment Income	1,969,779	1,701,826	267,953
Net Investment-Related Gains (Losses)	351,800	(235,971)	587,771
Other Income	61,049	60,162	887
Total Insurance Revenues	$3,781,973	$2,522,606	$1,259,367
Net Premiums
Net premiums increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in new premiums earned on direct pension risk transfer and preneed insurance products with life contingencies or morbidity risk. Initial premiums on new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to (i) increased average assets under management due to growth in assets as a result of the cumulative impact of Global Atlantic's institutional market and individual market channels sales growth in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Equity Index Options	$466,343	$231,926	$234,417
Funds Withheld Payable Embedded Derivatives	(453,627)	(1,305,338)	851,711
Funds Withheld Receivable Embedded Derivatives	(30,797)	(19,012)	(11,785)
Foreign Exchange and Other Derivative Contracts	104,968	(84,416)	189,384
Interest Rate Contracts	30,581	324,733	(294,152)
Equity Futures Contracts	(39,386)	(25,426)	(13,960)
Net Gains (Losses) on Derivative Instruments	78,082	(877,533)	955,615
Net Other Investment Gains (Losses)	273,718	641,562	(367,844)
Net Investment-Related Gains (Losses)	$351,800	$(235,971)	$587,771

Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended September 30, 2025 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of certain fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during both the three months ended September 30, 2025 and 2024, resulting in a smaller loss on the related embedded derivative. The increase in fair value of the underlying investments were primarily due to a decrease in market interest rates during both three months ended September 30, 2025, and three months ended September 30, 2024, with a smaller relative increase in market interest rates during the three months ended September 30, 2024.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which had a comparatively larger increase during the three months ended September 30, 2025, than during the three months ended September 30, 2024, and an increase in the notional amount of equity market contracts outstanding.
The increase in the fair value of foreign exchange and other derivative contracts was primarily driven by foreign exchange gains due to the appreciation of the U.S. dollar (primarily against the euro, British pound, and Canadian dollar) during the three months ended September 30, 2025.
The decrease in the fair value of interest rate contracts was primarily driven by a smaller decrease in market interest rates during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, resulting in a comparatively smaller gain on interest rate contracts for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$8,710	$6,626	$2,084
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(50,492)	(285,352)	234,860
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(4,004)	(24,194)	20,190
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	381,315	1,056,483	(675,168)
Unrealized Gains (Losses) on Real Assets	31,867	(20,041)	51,908
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	(35,391)	(20,158)	(15,233)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	62,059	14,127	47,932
Credit Loss Allowances	(74,362)	(153,151)	78,789
Realized Gains (Losses) on Real Assets	362	(286)	648
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(42,550)	77,046	(119,596)
Other	(3,796)	(9,538)	5,742
Net Other Investment-Related Gains (Losses)	$273,718	$641,562	$(367,844)

The decrease in net other investment-related gains for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to (i) a decrease in unrealized gains on fixed maturity securities classified as trading primarily as a result of a smaller decrease in market interest rates during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and (ii) increases in foreign exchange losses on non-USD denominated investments due to the appreciation of the U.S. dollar against the euro and British pound.
Partially offsetting these decreases in net other investment-related gains were a decrease in realized losses on available-for-sale fixed maturity securities due to low yield trades in the prior period.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 primarily due to (i) an increase in new business volumes from direct pension risk transfer and preneed insurance business (with life contingencies or morbidity risk) and higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment.
These increases were partially offset by (i) a smaller change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products, as a result of the increase equity market gains for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (as discussed above under "—Consolidated Results of Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)". Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsets the change in embedded derivative fair value reported in net policy benefits and claims), and (ii) the favorable impacts related to the assumption review described below.
The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimate of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an “assumption review.” As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
For the three months ended September 30, 2025, there was a net favorable assumption review impact of $106.2 million on net policy benefits and claims, which was primarily due to (i) higher expected yield assumptions for certain interest-sensitive life products, (ii) favorable expected surrender and persistency assumption changes for certain income annuity, variable annuity, and life insurance products, and (iii) a decrease in expected morbidity assumptions on long-term care riders for certain fixed annuity products, offset in part by (i) higher mortality rate assumptions for certain life insurance products, and (ii) higher surrender rate assumptions for certain assumed annuity products.
For the three months ended September 30, 2024, the net favorable assumption review impact of $74.6 million on income before taxes was primarily due to (i) higher assumed mortality rates for guaranteed income riders on income fixed-indexed annuities, and (ii) higher assumed interest rate margins on certain interest-sensitive life products due to higher reinvestment rates and flat crediting rates. These favorable impacts were partially offset by (i) lower assumed surrender rates on interest-sensitive life products without secondary guarantees, (ii) an increase in the option budget assumptions for certain fixed-indexed annuities and interest sensitive life products, and (iii) higher surrender rate assumption for certain assumed flow annuity business.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to (i) the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles during the three months ended September 30, 2024, and (ii) an increase in deferred acquisition costs amortization for the three months ended September 30, 2025 associated with new business volumes generated from individual retirement annuities and preneed insurance.

Interest Expense
Interest expense decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease in market interest rates as compared against the comparable prior year quarter.
Insurance Expenses
Insurance expenses decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease in commission expenses as a result of lower new business volumes in the institutional markets channel.
General, Administrative, and Other
General, administrative and other decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to increased employee compensation expenses.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily driven by the higher level of income before taxes attributable to KKR common stockholders. As reported in Note 18 “Income Taxes” KKR’s effective tax rate is 16%. If you are to exclude the reported net income (loss) before taxes not attributable to KKR common stockholders, KKR’s effective tax rate would be 28%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2025, relates primarily to net income (loss) attributable to (i) third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily related to a higher level of net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a higher level of management fees and investment-related net gains attributable to KKR & Co. Inc. from our asset management and strategic holdings operations and a lower level of realized investment losses on available-for-sale fixed maturity securities in our insurance business. These increases were partially offset by a lower level of capital allocation-based income and higher level of income taxes in the current period.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the nine months ended September 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business Environment" for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Revenues
Asset Management and Strategic Holdings
Fees and Other	$2,916,482	$2,621,516	$294,966
Capital Allocation-Based Income (Loss)	2,708,601	3,164,491	(455,890)
	5,625,083	5,786,007	(160,924)
Insurance
Net Premiums	2,113,216	7,593,534	(5,480,318)
Policy Fees	1,013,182	1,038,218	(25,036)
Net Investment Income	5,616,405	4,802,226	814,179
Net Investment-Related Gains (Losses)	(845,386)	(780,077)	(65,309)
Other Income	202,501	180,436	22,065
	8,099,918	12,834,337	(4,734,419)
Total Revenues	13,725,001	18,620,344	(4,895,343)

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	3,365,683	3,586,453	(220,770)
Occupancy and Related Charges	99,702	82,683	17,019
General, Administrative and Other	1,039,220	950,136	89,084
	4,504,605	4,619,272	(114,667)
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $244,897 and $(35,501), respectively; remeasurement (gain) loss on policy liabilities: $(63,900) and $(74,645), respectively.)	7,575,360	11,881,924	(4,306,564)
Amortization of Policy Acquisition Costs	265,733	78,416	187,317
Interest Expense	212,465	198,825	13,640
Insurance Expenses	449,900	655,338	(205,438)
General, Administrative and Other	593,607	571,503	22,104
	9,097,065	13,386,006	(4,288,941)
Total Expenses	13,601,670	18,005,278	(4,403,608)

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	3,032,152	2,345,455	686,697
Dividend Income	1,026,266	867,666	158,600
Interest Income	2,402,451	2,648,890	(246,439)
Interest Expense	(2,084,804)	(2,259,257)	174,453
Total Investment Income (Loss)	4,376,065	3,602,754	773,311

Income (Loss) Before Taxes	4,499,396	4,217,820	281,576

Income Tax Expense (Benefit)	620,612	696,066	(75,454)

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Net Income (Loss)	3,878,784	3,521,754	357,030
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	110,727	57,546	53,181
Net Income (Loss) Attributable to Noncontrolling Interests	2,543,501	1,513,518	1,029,983
Net Income (Loss) Attributable to KKR & Co. Inc.	1,224,556	1,950,690	(726,134)

Series D Mandatory Convertible Preferred Stock Dividends	78,166	—	78,166

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,146,390	$1,950,690	$(804,300)
Consolidated Results of Operations (GAAP Basis) - Asset Management and Strategic Holdings
Revenues
For the nine months ended September 30, 2025 and 2024, revenues consisted of the following:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Management Fees	$1,793,039	$1,478,403	$314,636
Fee Credits	(482,364)	(435,476)	(46,888)
Transaction Fees	1,250,321	1,267,204	(16,883)
Monitoring Fees	157,362	135,902	21,460
Incentive Fees	16,715	38,215	(21,500)
Expense Reimbursements	108,490	68,050	40,440
Consulting Fees	72,919	69,218	3,701
Total Fees and Other	2,916,482	2,621,516	294,966

Carried Interest	2,490,708	2,856,414	(365,706)
General Partner Capital Interest	217,893	308,077	(90,184)
Total Capital Allocation-Based Income (Loss)	2,708,601	3,164,491	(455,890)

Total Revenues	$5,625,083	$5,786,007	$(160,924)
Fees and Other
Total Fees and Other for the nine months ended September 30, 2025, increased compared to the nine months ended September 30, 2024, primarily as a result of an increase in management fees, which were partially offset by an increase in fee credits and a decrease in Capital Markets transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024 and management fees earned on new capital raised that were retroactive to the start of the fund’s investment period, (ii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles, and (iii) management fees commencing at North America Fund XIV in the second quarter of 2025. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised during the nine months ended September 30, 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the nine months ended September 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and (iii) no management fees earned from Asian Fund II in the current period due to the termination of management fees in the fourth quarter of 2024.
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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably Asian Fund IV, North America Fund XIII and our private equity and infrastructure K-Series vehicles. Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2024, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Americas Fund XII, North America Fund XIII, and Global Infrastructure Investors IV.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2025
The net gains from investment activities for the nine months ended September 30, 2025, were comprised of net realized gains of $601.3 million and net unrealized gains of $2,430.9 million.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

Realized Gains and Losses from Investment Activities
For the nine months ended September 30, 2025, net realized gains related primarily to realized gains on the sales of BridgeBio Pharma, Inc., CyrusOne Inc., and The Citation Group. Partially offsetting these realized gains were (i) realized losses on certain investments held in consolidated CLOs and (ii) realized losses on our investments in Selecta Group HoldCo. (consumer products sector) and investments held in one of our consolidated opportunistic real estate equity funds.
Unrealized Gains and Losses from Investment Activities
For the nine months ended September 30, 2025, net unrealized gains were driven by mark-to-market gains primarily relating to our investment in Exact Holding B.V., USI, Inc. (financial services sector), and IVI-RMA. These unrealized gains were partially offset by (i) unrealized losses on certain foreign exchange forward contracts, (ii) mark-to-market losses primarily relating to our investments in PetVet Care Centers, LLC, and OneStream, Inc., (iii) the reversal of previously recognized unrealized gains relating to the realization activity described above, and (iv) unrealized losses on certain investments held in consolidated CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the nine months ended September 30, 2025, net gains were primarily generated in the following asset classes:
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
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2024
The net gains from investment activities for the nine months ended September 30, 2024, were comprised of net realized gains of $285.7 million and net unrealized gains of $2,059.8 million.
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
Dividend Income
During the nine months ended September 30, 2025, dividend income was primarily from (i) our investments in 1-800 Contacts Inc., April SA, and Atlantic Aviation FBO Inc., all held through our consolidated core vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the nine months ended September 30, 2024, dividend income was primarily from (i) our investments in 1-800 Contacts Inc., Exact Holding B.V., Viridor Limited (infrastructure: energy and energy transition sector), and FiberCop S.p.A., held through our consolidated core investment vehicles, (ii) our investment in MásOrange (telecommunications sector), held through our consolidated European Fund V, and (iii) certain of our consolidated opportunistic real estate equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to September 30, 2024. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The decrease in interest expense during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the impact of lower market interest rates during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to September 30, 2024, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses
Compensation and Benefits
The decrease in compensation and benefits during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a lower level of accrued carried interest compensation driven by a lower level of carried interest income earned in the current period, partially offset by accrued discretionary cash compensation resulting from a higher level of asset management fee related segment revenues in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the commencement of new office leases subsequent to September 30, 2024.
General, Administrative and Other
The increase in general, administrative and other expenses during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a higher level of expenses reimbursable from our unconsolidated investment funds, a higher level of issuance costs from newly formed consolidated CLOs in the current period, and corporate general administrative costs, partially offset by a prior year legal accrual that did not recur in the current period.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the nine months ended September 30, 2025 and 2024, revenues consisted of the following:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Net Premiums	$2,113,216	$7,593,534	$(5,480,318)
Policy Fees	1,013,182	1,038,218	(25,036)
Net Investment Income	5,616,405	4,802,226	814,179
Net Investment-Related Gains (Losses)	(845,386)	(780,077)	(65,309)
Other Income	202,501	180,436	22,065
Total Insurance Revenues	$8,099,918	$12,834,337	$(4,734,419)
Net Premiums
Net premiums decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a decrease in initial premiums assumed from fewer reinsurance transactions with life contingencies or morbidity risk during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Offsetting these decreases in part were increases from new premiums earned on direct pension risk transfer and preneed insurance products with life contingencies or morbidity risk. Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Equity Index Options	$760,717	$580,358	$180,359
Interest Rate Contracts	136,767	(42,280)	179,047
Equity Futures Contracts	(45,502)	(96,312)	50,810
Foreign Exchange and Other Derivative Contracts	(216,287)	(47,940)	(168,347)
Funds Withheld Payable Embedded Derivatives	(652,789)	(852,165)	199,376
Funds Withheld Receivable Embedded Derivatives	(38,612)	6,592	(45,204)
Net Gains (Losses) on Derivative Instruments	(55,706)	(451,747)	396,041
Net Other Investment Gains (Losses)	(789,680)	(328,330)	(461,350)
Net Investment-Related Gains (Losses)	$(845,386)	$(780,077)	$(65,309)

Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the nine months ended September 30, 2025 was primarily driven by the change in fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during both the nine months ended September 30, 2025 and 2024, resulting in a loss on the related embedded derivative. The increase in fair value of the underlying investments was primarily due to a decrease in market interest rates during both the nine months ended September 30, 2025, and 2024, with a smaller relative increase in market interest rates during the prior period.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which increased during both the nine months ended September 30, 2025 and 2024, and an increase in the notional amount of equity market contracts outstanding.
The increase in the fair value of interest rate contracts was primarily driven by a decrease in market interest rates during the nine months ended September 30, 2025, as compared to an increase in market interest rates during the nine months ended September 30, 2024, resulting in a gain on interest rate contracts for the nine months ended September 30, 2025, as compared to a loss on interest rate contracts for the nine months ended September 30, 2024.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a decrease due to depreciation of the U.S. dollar against the euro and British pound during the nine months ended September 30, 2025.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$43,015	$16,698	$26,317
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(1,577,554)	(387,975)	(1,189,579)
Credit Loss Allowances	(175,524)	(288,606)	113,082
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	601,424	471,647	129,777
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	63,774	(10,100)	73,874
Unrealized Gains (Losses) on Real Assets	45,126	(179,759)	224,885
Realized Gains (Losses) on Real Assets	17,757	6,787	10,970
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	80,417	50,147	30,270
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(67,488)	(47,242)	(20,246)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	223,227	56,929	166,298
Other	(43,854)	(16,856)	(26,998)
Net Other Investment-Related Gains (Losses)	$(789,680)	$(328,330)	$(461,350)
The increase in net other investment-related losses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase in realized losses on available-for-sale fixed maturity securities due to low yield trades in the prior period.
Offsetting these increases in net other investment-related losses in part were (i) an increase in unrealized gains on real assets, and (ii) an increase in foreign exchange gains on non-USD denominated investments due to the greater foreign exchange volatility as a result of the depreciation of the U.S. dollar against the euro and British pound during the nine months ended September 30, 2025.

Expenses
Net Policy Benefits and Claims
Net policy benefits and claims decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) lower initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, (ii) favorable impacts related to the assumption review described below, and (iii) the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products as a result of an increase in equity market gains for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (as discussed above under "—Consolidated Results of Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)". Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsets the change in embedded derivative fair value reported in net policy benefits and claims).

These decreases were partially offset by (i) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment, (ii) new reserves established related to new business originated with life or morbidity risks associated with preneed insurance and direct pension risk transfer products, and (iii) an increase in market risk benefits losses due to a decrease in market interest rates for the nine months ended September 30, 2025, as compared to an increase in market interest rates for the nine months ended September 30, 2024.
The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimate of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an “assumption review.” As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an “unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
For the nine months ended September 30, 2025, there was a net favorable assumption review impact of $63.9 million on net policy benefits and claims, which was primarily due to (i) higher expected yield assumptions for certain interest-sensitive life products, (ii) favorable expected surrender and persistency assumption changes for certain income annuity, variable annuity, and life insurance products, and (iii) a decrease in expected morbidity assumptions on long-term care riders for certain fixed annuity products, offset in part by (i) higher mortality rate assumptions for certain life insurance products, (ii) a change in the activation assumption related to certain benefit riders on fixed-indexed annuities, and (iii) higher surrender rate assumptions for certain assumed annuity products.
For the nine months ended September 30, 2024, there was a net favorable assumption review impact of $74.6 million on net policy benefits and claim, which was primarily due to (i) higher assumed mortality rates for guaranteed income riders on fixed-indexed annuities, and (ii) higher assumed interest rate margins on certain interest-sensitive life products due to an increase in assumed reinvestment rates and flat crediting rates. These favorable impacts were partially offset by (i) lower assumed surrender rates on interest-sensitive life products without secondary guarantees, (ii) an increase in the option budget assumptions for certain fixed-indexed annuities and interest sensitive life products, and (iii) higher surrender rate assumption for certain assumed flow annuity business.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles during the nine months ended September 30, 2024, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization in the comparative nine month period, and (ii) an increase in deferred acquisition costs amortization for the nine months ended September 30, 2025 associated with new business volumes generated from individual retirement annuities and preneed insurance in preceding periods.
Interest Expense
Interest expense increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in total debt outstanding.

Insurance Expenses
Insurance expenses decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a decrease in commission expenses as a result of the lower new business volumes in the institutional markets channel.
General, Administrative and Other
General, administrative and other increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to increased employee compensation expenses.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily driven by the lower level of income before taxes attributable to KKR common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2025 relates primarily to net income (loss) attributable to (i) third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily related to a higher level of net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primary due to a higher level of realized investment losses on available-for-sale fixed maturity securities in our insurance business, which were partially offset by a higher level of investment-related net gains attributable to KKR & Co. Inc. from our asset management and strategic holdings operations and a higher level of asset management fee related income in the current period.
Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
Please see our condensed consolidated statements of financial condition on a GAAP basis as of September 30, 2025 and December 31, 2024 in our financial statements included in this report.
KKR & Co. Inc. Stockholders’ Equity - Common Stock increased from December 31, 2024 primarily due to unrealized gains on available-for sale-securities from Global Atlantic that are recorded in other comprehensive income and net income attributable to KKR & Co. Inc. common stockholders, which were partially offset by dividends to common and preferred stockholders.

Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the nine months ended September 30, 2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $5.4 billion and $6.8 billion during the nine months ended September 30, 2025 and 2024, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $(2.0) billion and $0.5 billion during the nine months ended September 30, 2025 and 2024, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $0.6 billion and $0.3 billion during the nine months ended September 30, 2025 and 2024, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $2.4 billion and $2.1 billion during the nine months ended September 30, 2025 and 2024, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $2.7 billion and $3.2 billion during the nine months ended September 30, 2025 and 2024, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(2.7) billion and $(2.5) billion during the nine months ended September 30, 2025 and 2024, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $3.6 billion and $3.0 billion during the nine months ended September 30, 2025 and 2024, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(12.0) billion and $(16.8) billion during the nine months ended September 30, 2025 and 2024, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $(11.8) billion and $(16.7) billion during the nine months ended September 30, 2025 and 2024, respectively, (ii) acquisitions, net of cash acquired, of $(146.3) million during the nine months ended September 30, 2025, and (iii) the purchase of fixed assets of $(126.9) million and $(88.4) million during the nine months ended September 30, 2025 and 2024, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $14.0 billion and $4.2 billion during the nine months ended September 30, 2025 and 2024, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $2.3 billion and $(174.5) million during the nine months ended September 30, 2025 and 2024, respectively, (ii) proceeds received, net of repayment of debt obligations, of $2.2 billion and $2.4 billion during the nine months ended September 30, 2025 and 2024, respectively, (iii) proceeds from the issuance of Series D Mandatory Convertible Preferred Stock (net of issuance cost) of $2.5 billion during the nine months ended September 30, 2025, (iv) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $7.6 billion and $6.2 billion during the nine months ended September 30, 2025 and 2024, respectively, (v) cash consideration for the 2024 GA Acquisition of $(2.6) billion during the nine months ended September 30, 2024, (vi) reinsurance transactions, net of cash provided (insurance) of $47.8 million during the nine months ended September 30, 2024, (vii) common stock dividends of $(485.1) million and $(456.6) million during the nine months ended September 30, 2025 and 2024, respectively, and (viii) Series D Mandatory Convertible Preferred Stock Dividends of $(78.2) million during the nine months ended September 30, 2025.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three and nine months ended September 30, 2025 and 2024. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Management Fees	$1,063,553	$892,629	$170,924
Transaction and Monitoring Fees, Net	328,124	467,145	(139,021)
Fee Related Performance Revenues	73,177	56,655	16,522
Fee Related Compensation	(256,350)	(247,875)	(8,475)
Other Operating Expenses	(175,568)	(167,881)	(7,687)
Fee Related Earnings	1,032,936	1,000,673	32,263
Realized Performance Income	930,659	391,920	538,739
Realized Performance Income Compensation	(697,994)	(289,994)	(408,000)
Realized Investment Income	4,436	151,546	(147,110)
Realized Investment Income Compensation	(665)	(22,732)	22,067
Asset Management Segment Earnings	$1,269,372	$1,231,413	$37,959
Management Fees
The following table presents management fees by business line:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Management Fees
Private Equity	$394,380	$346,675	$47,705
Real Assets	350,225	265,912	84,313
Credit and Liquid Strategies	318,948	280,042	38,906
Total Management Fees	$1,063,553	$892,629	$170,924
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025 and (ii) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised in the third quarter of 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the three months ended September 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital, and (iii) a lower level of management fees from Americas Fund XII due to a step-down in the management fee rate. During the three months ended September 30, 2025, approximately $5.0 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund's investment period.

The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Infrastructure Investors V, primarily due to management fees earned on new capital raised in the third quarter of 2025 that was retroactive to the start of the fund’s investment period as well as new capital raised over the past twelve months, (ii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and (iii) a higher level of management fees earned at Diversified Core Infrastructure Fund due to an increase in its fee base from capital inflows and investment appreciation year over year. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors III due to a decrease in invested capital subsequent to the third quarter of 2024. During the three months ended September 30, 2025, approximately $38.9 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
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
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$30,327	$29,306	$1,021
Real Assets	20,290	11,631	8,659
Credit and Liquid Strategies	1,738	2,559	(821)
Capital Markets	275,769	423,649	(147,880)
Total Transaction and Monitoring Fees, Net	$328,124	$467,145	$(139,021)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in Capital Markets business line transaction fees was primarily due to a decrease in the size of capital markets transactions for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Overall, we completed 114 capital markets transactions for the three months ended September 30, 2025, of which 18 represented equity offerings and 96 represented debt offerings, as compared to 101 capital markets transactions for the three months ended September 30, 2024, of which 19 represented equity offerings and 82 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit business lines as well as from third-party companies. For the three months ended September 30, 2025, approximately 16% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to 10% for the three months ended September 30, 2024. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2025, approximately 41% of our transaction fees were generated outside of North America as compared to approximately 48% for the three months ended September 30, 2024. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

See "—Analysis of Asset Management Segment Operating Results—Capital Invested" for more information about capital invested by business line. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	55,373	34,387	20,986
Credit and Liquid Strategies	17,804	22,268	(4,464)
Total Fee Related Performance Revenues	$73,177	$56,655	$16,522
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
The increase in fee related performance revenues for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of performance revenues being earned from one of our infrastructure K-Series vehicles in our Real Assets business line.
Fee Related Compensation
The increase in fee related compensation for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of information technology-related and general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the three months ended September 30, 2025 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and (ii) a higher level of fee related performance revenues earned in our Real Assets business line, partially offset by (i) a lower level of transaction fees earned in our Capital Markets business line, (ii) a higher level of fee related compensation, and (iii) a higher level of other operating expenses, as described above.

Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Realized Performance Income
Private Equity	$702,475	$283,626	$418,849
Real Assets	197,593	93,354	104,239
Credit and Liquid Strategies	30,591	14,940	15,651
Total Realized Performance Income	$930,659	$391,920	$538,739

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Private Equity
Asian Fund IV	$357,526	$—	$357,526
Private Equity K-Series	152,303	54,601	97,702
Americas Fund XII	55,824	—	55,824
Strategic Holdings Segment	12,328	15,475	(3,147)
Asian Fund III	—	219,679	(219,679)
Strategic Investor Partnerships	109,226		109,226
Other	15,268	(6,129)	21,397
Total Realized Performance Income	$702,475	$283,626	$418,849

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Real Assets
Asia Pacific Infrastructure Investors	$110,000	$—	$110,000
Global Infrastructure Investors III	68,025	77,194	(9,169)
Real Estate Partners Americas II	—	9,684	(9,684)
Strategic Investor Partnerships	19,568	—	19,568
Other	—	6,476	(6,476)
Total Realized Performance Income	$197,593	$93,354	$104,239

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Credit and Liquid Strategies
Lending Partners III	$2,628	$—	$2,628
Alternative Credit Vehicles and Other Funds	1,011	2,971	(1,960)
Other	26,952	11,969	14,983
Total Realized Performance Income	$30,591	$14,940	$15,651
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

Realized performance income in our Private Equity business line for the three months ended September 30, 2025 consisted primarily of (i) realized proceeds from the sale of our investment in Seiyu Group held by Asian Fund IV and (ii) performance income from one of our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the three months ended September 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in Kokusai Electric Corporation (TYO: 6525) held by Asian Fund III and (ii) performance income from one of our private equity K-Series vehicles and our Strategic Holdings segment.
Realized performance income in our Real Assets business line for the three months ended September 30, 2025 consisted primarily of realized proceeds from the sale of our investment in Pinnacle Towers (infrastructure: telecommunications infrastructure sector) held by Asia Pacific Infrastructure Investors and Metronet held by Global Infrastructure Investors III.
Realized performance income in our Real Assets business line for the three months ended September 30, 2024 consisted primarily of realized proceeds from the sale of our investment in FiberCop S.p.A. held by Global Infrastructure Investors III.
Realized performance income in our Credit and Liquid Strategies business line for the three months ended September 30, 2025 consisted primarily of realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized performance income in our Credit and Liquid Strategies business line for the three months ended September 30, 2024 consisted primarily of performance fees earned from Marshall Wace and certain leveraged credit investment funds.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Total Realized Investment Income	$4,436	$151,546	$(147,110)
The decrease in realized investment income is primarily due to net realized losses and a lower level of interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the three months ended September 30, 2025, realized investment income was primarily comprised of (i) interest income primarily from our investment in CLOs and (ii) realized gains from the sale of our investments in Kokusai Electric Corporation and Metronet Holdings, LLC (infrastructure: telecommunications infrastructure sector). Offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss related to a structured multi-asset investment vehicle and (ii) realized losses from the sale of various revolving credit facilities.
For the three months ended September 30, 2024, realized investment income was primarily comprised of (i) interest income primarily from our investment in CLOs, (ii) realized gains primarily from the sale of our investments in Kokusai Electric Corporation and BridgeBio Pharma, Inc., and (iii) dividend income primarily from our investments in Crescent Energy Company (NYSE: CRGY) (“Crescent”) and KREST. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss on our private equity investment, Qoo10 SG and (ii) realized losses from the sales of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended September 30, 2025, total fees attributable to KKR Capstone were $27.3 million and total expenses attributable to KKR Capstone were $23.3 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Footnote 21 "Segment Reporting" in our financial statements.

Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended September 30, 2025 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Operating and Capital Metrics
The following tables present our key Asset Management segment operating and capital metrics:

	As of
	September 30, 2025	June 30, 2025	Change
	($ in millions)
Assets Under Management	$723,190	$685,806	$37,384
Fee Paying Assets Under Management	$585,045	$556,247	$28,798
Uncalled Commitments	$125,776	$115,145	$10,631

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in millions)
Capital Invested	$26,100	$24,094	$2,006
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from June 30, 2025 to September 30, 2025:

($ in millions)
June 30, 2025	$214,576
New Capital Raised	5,473
Acquisitions(1)	3,214
Distributions and Other	(4,588)
Redemptions	(53)
Change in Value	3,567
September 30, 2025	$222,189
(1)Reflects the AUM of investment funds sponsored (or managed) by HealthCare Royalty Management, LLC at closing.
AUM of our Private Equity business line was $222.2 billion at September 30, 2025, an increase of $7.6 billion, compared to $214.6 billion at June 30, 2025.
The increase was primarily attributable to (i) investment funds sponsored (or managed) by HealthCare Royalty Management, LLC, which we acquired on July 30, 2025, (ii) new capital raised from our private equity K-Series vehicles and North America Fund XIV, and (iii) appreciation in investment value primarily from North America Fund XIII, our core private equity strategy, and our private equity K-Series vehicles. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund IV, Asian Fund III, and North America Fund XI.
For the three months ended September 30, 2025, the value of our traditional private equity investment portfolio increased 2%. This was comprised of a 3% increase in value of our privately held investments and a 4% decrease in share prices of publicly held investments. For the three months ended September 30, 2025, the value of our growth equity and core private equity investment portfolio both increased 2%.

The most significant increases in the value of our privately held investments were increases in Omnissa, LLC (technology sector), Global Medical Response, Inc. (healthcare sector), and Internet Brands, Inc. (technology sector). These increases were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Kareway Health (healthcare sector), and NetSPI, LLC (technology sector). The increased valuations of our privately held investments, in the aggregate, generally related to individual company performance and an increase in the value of market comparables for investments that had an increase in value during the current period. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook by the companies that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
The most significant decreases in share prices of our publicly held investments were decreases in OneStream, Inc., NIQ Global Intelligence PLC (NYSE: NIQ), and Gambol Pet Group Co. Ltd. (SHE: 301498). These decreases were partially offset by increases in share prices of other publicly held investments, the most significant of which were BrightSpring Health Services Inc. (NASDAQ: BTSG) and ZJLD Group, Inc. (HKG: 6979). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from June 30, 2025 to September 30, 2025:

($ in millions)
June 30, 2025	$179,447
New Capital Raised	10,286
Distributions and Other	(5,347)
Redemptions	(91)
Change in Value	2,040
September 30, 2025	$186,335
AUM of our Real Assets business line was $186.3 billion at September 30, 2025, an increase of $6.9 billion, compared to $179.4 billion at June 30, 2025.
The increase was primarily attributable to (i) new capital raised from Global Infrastructure Investors V and our infrastructure K-Series vehicles, (ii) assets managed by KJRM, and, to a lesser extent, (iii) the appreciation in investment value from Global Infrastructure Investors IV. Partially offsetting the increase were (i) distributions to fund investors as a result of realized proceeds, most notably from one of our infrastructure co-investment vehicles and Global Infrastructure Investors III, and (ii) payments to Global Atlantic policyholders.
For the three months ended September 30, 2025, the value of our infrastructure portfolio increased 3% and our real estate equity investment portfolio remained flat.
The most significant increases in value across our Real Assets portfolio were increases in the values of Atlantic Aviation FBO Inc., Nxera (infrastructure: power and utilities sector), and CyrusOne Inc. These increases were partially offset by decreases in value across our real assets portfolio, the most significant of which was Depot Connect International (infrastructure: transportation sector). The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable performance outlook. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from June 30, 2025 to September 30, 2025:

($ in millions)
June 30, 2025	$291,783
New Capital Raised	26,855
Distributions and Other	(5,715)
Redemptions	(1,742)
Change in Value	3,485
September 30, 2025	$314,666
AUM of our Credit and Liquid Strategies business line was $314.7 billion at September 30, 2025, an increase of $22.9 billion, compared to $291.8 billion at June 30, 2025.
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
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from June 30, 2025 to September 30, 2025:

($ in millions)
June 30, 2025	$141,222
New Capital Raised	6,510
Acquisitions(1)	3,214
Distributions and Other	(1,768)
Redemptions	(53)
Change in Value	604
September 30, 2025	$149,729
(1)Reflects the FPAUM of investment funds sponsored (or managed) by HealthCare Royalty Management, LLC at closing.
FPAUM of our Private Equity business line was $149.7 billion at September 30, 2025, an increase of $8.5 billion, compared to $141.2 billion at June 30, 2025.
The increase was primarily attributable to (i) investment funds sponsored (or managed) by HealthCare Royalty Management, LLC, which we acquired on July 30, 2025 and (ii) new capital raised from our private equity K-Series vehicles and North America Fund XIV. Partially offsetting the increase was distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III, Americas Fund XII, and North America Fund XI.

Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $17.9 billion at September 30, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.0%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from June 30, 2025 to September 30, 2025:

($ in millions)
June 30, 2025	$150,497
New Capital Raised	9,110
Distributions and Other	(4,156)
Redemptions	(91)
Change in Value	379
September 30, 2025	$155,739
FPAUM of our Real Assets business line was $155.7 billion at September 30, 2025, an increase of $5.2 billion, compared to $150.5 billion at June 30, 2025.
The increase was primarily attributable to (i) new capital raised from Global Infrastructure Investors V and our infrastructure K-Series vehicles and (ii) assets managed by KJRM. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from one of our infrastructure co-investment vehicles and Global Infrastructure Investors III.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $15.7 billion at September 30, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.2%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from June 30, 2025 to September 30, 2025:

($ in millions)
June 30, 2025	$264,528
New Capital Raised	20,123
Distributions and Other	(6,121)
Redemptions	(1,742)
Change in Value	2,789
September 30, 2025	$279,577
FPAUM of our Credit and Liquid Strategies business line was $279.6 billion at September 30, 2025, an increase of $15.0 billion, compared to $264.5 billion at June 30, 2025.

The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows, (ii) deployment at various private credit investment funds, (iii) the issuance of CLOs, and, to a lesser extent, (iv) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $30.5 billion at September 30, 2025, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.5%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2025, our Private Equity business line had $54.5 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $55.2 billion as of June 30, 2025. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Real Assets
As of September 30, 2025, our Real Assets business line had $38.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $33.9 billion as of June 30, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of September 30, 2025, our Credit and Liquid Strategies business line had $33.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $26.0 billion as of June 30, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended September 30, 2025 and September 30, 2024, our Private Equity business line had $6.0 billion of capital invested. The $1.6 billion increase in capital invested in our core private equity strategy was fully offset by a $1.0 billion decrease in capital invested in our traditional private equity strategy, and a $0.6 billion decrease in our growth equity strategy. During the three months ended September 30, 2025, 42% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in the Asia-Pacific region, 29% was in Europe, and 29% was in North America. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.

Real Assets
For the three months ended September 30, 2025, our Real Assets business line had $9.4 billion of capital invested as compared to $7.8 billion for the three months ended September 30, 2024. The increase was driven primarily by a $2.1 billion increase in capital invested in our infrastructure strategy, which was partially offset by a $0.5 billion decrease in capital invested in our energy strategy. During the three months ended September 30, 2025, 54% of capital deployed in real assets was in transactions in North America, 24% was in the Asia-Pacific region, and 22% was in Europe. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended September 30, 2025, our Credit and Liquid Strategies business line had $10.8 billion of capital invested as compared to $10.2 billion for the three months ended September 30, 2024. The increase was driven primarily by a higher level of capital deployed across our private credit strategies, most notably asset-based finance. During the three months ended September 30, 2025, 84% of capital deployed was in transactions in North America, 15% was in Europe, and 1% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Net Investment Income	$1,835,025	$1,636,300	$198,725
Net Cost of Insurance	(1,305,073)	(1,166,891)	(138,182)
General, Administrative and Other	(225,299)	(230,889)	5,590
Insurance Operating Earnings	$304,653	$238,520	$66,133
Net Investment Income
Net investment income increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, and (ii) higher average portfolio yields.
Net Cost of Insurance
Net cost of insurance increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
Net cost of insurance for the three months ended September 30, 2025, primarily reflects a $41.0 million favorable impact from annual assumption review changes (as discussed above under —Consolidated Results of Operations (GAAP Basis)—Net Policy Benefits and Claims) due to (i) higher expected yield assumptions for certain interest-sensitive life products, and (ii) favorable expected surrender and persistency assumption changes for certain variable annuity and life insurance products, offset in part by (i) higher mortality rate assumptions for certain life insurance products, and (ii) higher surrender rate assumptions for certain assumed annuity products.
General, Administrative and Other Expenses
General, administrative and other expenses decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease in interest expenses as a result of a decrease in market interest rates as compared against the comparable prior year quarter.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in net investment income due to an increase in average assets under management and higher portfolio yields and the favorable impact of assumption review, all partially offset by an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Dividends, Net	$57,663	$6,828	$50,835
Strategic Holdings Operating Earnings	57,663	6,828	50,835
Net Realized Investment Income	69,861	87,693	(17,832)
Strategic Holdings Segment Earnings	$127,524	$94,521	$33,003
Dividends, Net
For the three months ended September 30, 2025, dividends, net were comprised of dividend income from 1-800 Contacts. For the three months ended September 30, 2024, dividends, net were comprised of dividend income from Exact Holding B.V., Arnott's Biscuits Limited and Atlantic Aviation FBO Inc. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended September 30, 2025, the management fee was $9.9 million and for the three months ended September 30, 2024, the management fee was $8.2 million.
Net Realized Investment Income
For the three months ended September 30, 2025, net realized investment income was comprised of realized gains from the sale of CyrusOne Inc., and Refresco Group B.V. For the three months ended September 30, 2024, net realized investment income was comprised of a realized gain from the sale of FiberCop S.p.A. Realized investment income earned in our Strategic Holdings segment is reduced by a contractual performance fee charged by our Asset Management segment. For the three months ended September 30, 2025 the performance fee was $12.3 million and for the three months ended September 30, 2024 the performance fee was $15.5 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended September 30, 2025, was higher compared to the prior period primarily due to the higher level of dividends from companies owned by KKR through our participation in the core private equity strategy, partially offset by a lower level of net realized investment income.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Fee Related Earnings	$1,032,936	$1,000,673	$32,263
Insurance Operating Earnings	304,653	238,520	66,133
Strategic Holdings Operating Earnings	57,663	6,828	50,835
Total Operating Earnings	1,395,252	1,246,021	149,231

Net Realized Performance Income	232,665	101,926	130,739
Net Realized Investment Income	73,632	216,507	(142,875)
Total Investing Earnings	306,297	318,433	(12,136)

Total Segment Earnings	1,701,549	1,564,454	137,095
Interest Expense, Net and Other	(102,789)	(88,101)	(14,688)
Income Taxes on Adjusted Earnings	(325,158)	(294,850)	(30,308)
Adjusted Net Income	$1,273,602	$1,181,503	$92,099

Total Operating Earnings
The increase in total operating earnings for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of fee related earnings, insurance operating earnings, and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The decrease in total investing earnings for the three months ended September 30, 2025 compared to the prior period was primarily due to a lower level of net realized investment income partially offset by a higher level of net realized performance income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of total operating earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings and interest expense, net and other.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended September 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended September 30, 2025 and 2024, the amount of tax benefit from equity-based compensation included in income taxes on adjusted earnings was $32.2 million and $35.3 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3%, for both the three months ended September 30, 2025 and 2024.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Management Fees	$2,976,650	$2,555,263	$421,387
Transaction and Monitoring Fees, Net	823,882	842,087	(18,205)
Fee Related Performance Revenues	148,191	112,901	35,290
Fee Related Compensation	(691,027)	(614,294)	(76,733)
Other Operating Expenses	(515,403)	(471,146)	(44,257)
Fee Related Earnings	2,742,293	2,424,811	317,482
Realized Performance Income	1,697,429	1,145,774	551,655
Realized Performance Income Compensation	(1,267,461)	(843,011)	(424,450)
Realized Investment Income	376,391	424,845	(48,454)
Realized Investment Income Compensation	(56,459)	(63,725)	7,266
Asset Management Segment Earnings	$3,492,193	$3,088,694	$403,499
Management Fees
The following table presents management fees by business line:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Management Fees
Private Equity	$1,101,266	$1,039,810	$61,456
Real Assets	941,197	716,084	225,113
Credit and Liquid Strategies	934,187	799,369	134,818
Total Management Fees	$2,976,650	$2,555,263	$421,387
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025 and (ii) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity strategy fund) due to management fees earned on new capital raised during the nine months ended September 30, 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned for the nine months ended September 30, 2025, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital, and (iii) no management fees earned from Asian Fund II in the current period due to the termination of management fees in the fourth quarter of 2024. During the nine months ended September 30, 2025, approximately $5.0 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund’s investment period.
The increase in Real Assets management fees was primarily attributable to (i) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024, (ii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, and (iii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a decrease in management fees earned from Global Infrastructure Investors III due to a decrease in invested capital subsequent to the third quarter of 2024 and (ii) a decrease in management fees earned from Global Infrastructure Investors IV as a result of entering its post-investment period in the third quarter of 2024, and now paying fees based on invested capital rather than committed capital. During the nine months ended September 30, 2025, approximately $56.6 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.

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
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Transaction and Monitoring Fees, Net
Private Equity	$69,661	$61,751	$7,910
Real Assets	39,516	40,756	(1,240)
Credit and Liquid Strategies	10,024	8,113	1,911
Capital Markets	704,681	731,467	(26,786)
Total Transaction and Monitoring Fees, Net	$823,882	$842,087	$(18,205)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the size of capital markets transactions for the nine months ended September 30, 2025. Overall, we completed 318 capital markets transactions for the nine months ended September 30, 2025, of which 40 represented equity offerings and 278 represented debt offerings, as compared to 285 transactions for the nine months ended September 30, 2024, of which 43 represented equity offerings and 242 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit business lines as well as from third-party companies. For the nine months ended September 30, 2025, approximately 18% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 15% for the nine months ended September 30, 2024. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the nine months ended September 30, 2025, approximately 51% of our transaction fees were generated outside of North America as compared to approximately 42% for the nine months ended September 30, 2024. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Fee Related Performance Revenues
Private Equity	$—	$—	$—
Real Assets	93,196	51,993	41,203
Credit and Liquid Strategies	54,995	60,908	(5,913)
Total Fee Related Performance Revenues	$148,191	$112,901	$35,290
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
The increase in fee related performance revenues for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of performance revenues being earned from our infrastructure K-Series vehicles in our Real Assets business line.
Fee Related Compensation
The increase in fee related compensation for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of occupancy related and general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the nine months ended September 30, 2025 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and (ii) a higher level of fee related performance revenues earned in our Real Assets business line, partially offset by a (i) higher level of fee related compensation and other operating expenses and (ii) a lower level of transaction fees earned in our Capital Markets business line, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Realized Performance Income
Private Equity	$1,392,027	$876,866	$515,161
Real Assets	234,364	218,320	16,044
Credit and Liquid Strategies	71,038	50,588	20,450
Total Realized Performance Income	$1,697,429	$1,145,774	$551,655

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Private Equity
Core Investment Vehicles	$187,886	$65,846	$122,040
Next Generation Technology Growth Fund II	162,679	—	162,679
European Fund V	89,459	32,864	56,595
Private Equity K-Series	232,979	87,077	145,902
Strategic Investor Partnerships	187,341	—	187,341
Americas Fund XII	84,662	398,493	(313,831)
Asian Fund IV	357,526	—	357,526
North America Fund XI	—	10,948	(10,948)
Next Generation Technology Growth Fund	—	6,954	(6,954)
Asian Fund III	—	226,400	(226,400)
2006 Fund	—	961	(961)
Strategic Holdings Segment	12,328	15,475	(3,147)
Global Impact Fund	13,215	—	13,215
Other	63,952	31,848	32,104
Total Realized Performance Income	$1,392,027	$876,866	$515,161

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Real Assets
Global Infrastructure Investors III	$92,209	$201,536	$(109,327)
Asia Pacific Infrastructure Investors	110,000	—	110,000
Real Estate Partners Americas II	—	10,308	(10,308)
Global Infrastructure Investors II	8,744	—	8,744
Other	23,411	6,476	16,935
Total Realized Performance Income	$234,364	$218,320	$16,044

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Credit and Liquid Strategies
Lending Partners III	$9,962	$—	$9,962
Alternative Credit Vehicles and Other Funds	17,467	15,512	1,955
Other	43,609	35,076	8,533
Total Realized Performance Income	$71,038	$50,588	$20,450
Realized performance income in our Private Equity business line for the nine months ended September 30, 2025 consisted primarily of (i) realized proceeds from the sale of our investments in Seiyu Group held by Asian Fund IV, ReliaQuest, LLC (technology sector) held by Next Generation Technology Growth Fund II, The Citation Group held by both European Fund V and Global Impact Fund, and BrightSpring Health Services Inc. held by Americas Fund XII and (ii) performance income from our core investment vehicles and our private equity K-Series vehicles.
Realized performance income in our Private Equity business line for the nine months ended September 30, 2024 consisted primarily of (i) realized proceeds from the sale of our investment in AppLovin Corporation (NASDAQ: APP) held by Americas Fund XII and Kokusai Electric Corporation held by Asian Fund III and (ii) performance income from our core investment vehicles and our private equity K-Series vehicles.

Realized performance income in our Real Assets business line for the nine months ended September 30, 2025 consisted primarily of realized proceeds from the sale of our investments in Pinnacle Towers held by Asia Pacific Infrastructure Investors, Metronet Holdings, LLC and NEP Renewables II, LLC (infrastructure: energy and energy transition sector) held by Global Infrastructure Investors III, and Q-Park N.V. (infrastructure: transportation sector) held by Global Infrastructure Investors II.
Realized performance income in our Real Assets business line for the nine months ended September 30, 2024 consisted primarily of realized proceeds from the sale of our investment in FiberCop S.p.A. and ADNOC Oil Pipelines (infrastructure: midstream sector), both held by Global Infrastructure Investors III.
Realized performance income in our Credit & Liquid Strategies business line for the nine months ended September 30, 2025 consisted primarily of realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized performance income in our Credit and Liquid Strategies business line for the nine months ended September 30, 2024 consisted primarily of performance fees earned from our subadvisory agreement with a UK investment fund manager, Marshall Wace, and certain leveraged credit investment funds.
Realized Performance Income Compensation
The increase in realized performance income compensation for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Total Realized Investment Income	$376,391	$424,845	$(48,454)
The decrease in realized investment income is primarily due to a lower level of net realized gains and interest income and dividends. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the nine months ended September 30, 2025, realized investment income was primarily comprised of (i) realized gains primarily from the sale of our investments in BridgeBio Pharma, Inc., ReliaQuest, LLC and Kokusai Electric Corporation, (ii) realized gains from the settlement of certain foreign exchange forward contracts, and (iii) interest income primarily from our investments in CLOs. Partially offsetting the realized gains were realized losses, the most significant of which were (i) a realized loss related to a structured multi-asset investment vehicle and (ii) realized losses from the sale of various revolving credit facilities.
For the nine months ended September 30, 2024, net realized gains were comprised of (i) interest income primarily from our investments in CLOs, (ii) realized gains primarily from the sale of our investments in AppLovin Corporation, Kokusai Electric Corporation, BridgeBio Inc. and Darktrace Limited (LSE: DARK), and (iii) dividend income primarily from our investments in Crescent and KREST. Partially offsetting these realized gains were realized losses, the most significant of which were (i) realized losses from the sales of various revolving credit facilities, (ii) a realized loss on our infrastructure investment, Indus Towers Limited (NSE: INDUSTOW), and (iii) a realized loss on our private equity investment, Acteon Group Ltd. (energy sector).
Realized investment income includes the net income (loss) from KKR Capstone. For the nine months ended September 30, 2025, total fees attributable to KKR Capstone were $72.9 million and total expenses attributable to KKR Capstone were $68.3 million. For KKR Capstone-related adjustments in reconciling asset management segment revenues to GAAP revenues see "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."

As of the date of this filing, we have transactions that are pending or that have closed after September 30, 2025 that are expected to result in realized performance income and realized investment income of at least $800 million, which is expected to be realized between the fourth quarter of 2025 and first quarter of 2026. Approximately 45% of the realizations are driven by revenues that correspond to a 10-20% compensation rate. We expect this realized performance income and realized investment income to be reduced by $346 million as a result of an Asian Fund II clawback obligation that we expect to realize in the fourth quarter of 2025. On a net basis, after giving effect to carried interest distributions already recouped from current and former employees, we expect the clawback obligation to reduce fourth quarter 2025 net realized performance income by $210 million. See “—Liquidity—Sources of Liquidity” for additional information. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income between the fourth quarter of 2025 and first quarter of 2026 or future periods will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the nine months ended September 30, 2025 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Operating and Capital Metrics
The following tables present our key asset management segment operating and capital metrics:

	As of
	September 30, 2025	December 31, 2024	Change
	($ in millions)
Assets Under Management	$723,190	$637,572	$85,618
Fee Paying Assets Under Management	$585,045	$511,963	$73,082
Uncalled Commitments	$125,776	$109,555	$16,221

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in millions)
Capital Invested	$62,775	$60,931	$1,844
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2024 to September 30, 2025:

($ in millions)
December 31, 2024	$195,358
New Capital Raised	21,959
Acquisitions (1)	3,214
Distributions and Other	(12,467)
Redemptions	(68)
Change in Value	14,193
September 30, 2025	$222,189
(1)Reflects the AUM of investment funds sponsored (or managed) by HealthCare Royalty Management, LLC at closing.
AUM of our Private Equity business line was $222.2 billion at September 30, 2025, an increase of $26.8 billion, compared to $195.4 billion at December 31, 2024.

The increase was primarily attributable to (i) investment funds sponsored (or managed) by HealthCare Royalty Management, LLC, which we acquired on July 30, 2025, (ii) new capital raised from North America Fund XIV and our private equity K-Series vehicles, and, to a lesser extent, (iii) appreciation in investment value primarily from Asian Fund IV, North America Fund XIII, and our core private equity strategy. Partially offsetting the increase were (i) the release of capital commitments related to one of our strategic partnerships, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund IV and Asian Fund III.
For the nine months ended September 30, 2025, the value of our traditional private equity investment portfolio increased by 11%. This was comprised of a 10% increase in share prices of publicly held investments and a 11% increase in value of our privately held investments. For the nine months ended September 30, 2025, the value of our growth equity investment portfolio increased 9%, and the value of our core private equity investment portfolio increased 4%.
The most significant increases in the value of our privately held investments were increases in Seiyu Group, Omnissa, LLC, and IVI-RMA Global, S.L. (health care sector). These increases in value of our privately held investments were partially offset by decreases in the value of certain other privately held investments, the most significant of which were PetVet Care Centers, LLC, Goodpack Limited, and Magneti Marelli CK Holdings Co., Ltd. (industrials sector). The increased valuations of our privately held investments, in the aggregate, generally related to (i) individual company performance, (ii) an increase in the value of market comparables for investments that had an increase in value during the current period, and (iii) with respect to Seiyu Group, an increase in valuation reflecting an agreement to exit the investment, which was executed in the third quarter of 2025. The decreased valuations of our privately held investments, in the aggregate, generally related to an unfavorable business outlook by the companies that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
The most significant increases in share prices of our publicly held investments were increases in BrightSpring Health Services Inc., Kokusai Electric Corporation, and Hyundai Marine Solutions (KRX: 443060). These increases were partially offset by decreases in share prices of other publicly held investments, the most significant of which were OneStream, Inc., J.B. Chemicals and Pharmaceuticals Limited (NSE: JBCP) and Henry Schein, Inc. (NASDAQ: HSIC). The prices of publicly held companies may experience volatile changes following the reporting period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors, such as volatility, that may impact our business, financial performance, operating results and valuations.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2024 to September 30, 2025:

($ in millions)
December 31, 2024	$165,969
New Capital Raised	23,747
Distributions and Other	(11,162)
Redemptions	(220)
Change in Value	8,001
September 30, 2025	$186,335
AUM of our Real Assets business line was $186.3 billion at September 30, 2025, an increase of $20.3 billion, compared to $166.0 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV and the Diversified Core Infrastructure Fund, and (iii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and one of our infrastructure co-investments.
For the nine months ended September 30, 2025, the value of our infrastructure investment portfolio increased 10% and the value of our opportunistic real estate equity investment portfolio increased by 5%.

The most significant increases in value across our Real Assets portfolio were increases in the values of Atlantic Aviation FBO Inc., Refresco Group B.V., and FiberCop S.p.A. These increases in value across our real assets portfolio were partially offset by decreases in value across our real assets portfolio, the most significant of which was Depot Connect International and Crescent. The increased valuations across our real assets portfolio, in the aggregate, generally related to individual company or asset performance. The decreased valuations across our real assets portfolio, in the aggregate, generally related to an unfavorable business outlook by the companies that had a decrease in value during the current period. See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31, 2024 to September 30, 2025:

($ in millions)
December 31, 2024	$276,245
New Capital Raised	55,434
Distributions and Other	(19,414)
Redemptions	(4,809)
Change in Value	7,210
September 30, 2025	$314,666
AUM of our Credit and Liquid Strategies business line totaled $314.7 billion at September 30, 2025, an increase of $38.5 billion compared to AUM of $276.2 billion at December 31, 2024.
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
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2024 to September 30, 2025:

($ in millions)
December 31, 2024	$119,598
New Capital Raised	29,788
Acquisitions (1)	3,214
Distributions and Other	(3,808)
Redemptions	(68)
Net Changes in Fee Base of Certain Funds	(1,281)
Change in Value	2,286
September 30, 2025	$149,729
(1)Reflects the FPAUM of investment funds sponsored (or managed) by HealthCare Royalty Management, LLC at closing.
FPAUM of our Private Equity business line was $149.7 billion at September 30, 2025, an increase of $30.1 billion, compared to $119.6 billion at December 31, 2024.

The increase was primarily attributable to (i) investment funds sponsored (or managed) by HealthCare Royalty Management, LLC, which we acquired on July 30, 2025, (ii) management fees commencing at North America Fund XIV in the second quarter of 2025, (iii) and new capital raised from our private equity K-Series vehicles, our core private equity strategy, and assets we manage and earn fees from in our Strategic Holdings segment. Partially offsetting the increase was (i) a change in fee base for North America Fund XIII as a result of the fund entering its post-investment period, during which we earn fees on invested capital rather than committed capital and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III and Americas Fund XII.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2024 to September 30, 2025:

($ in millions)
December 31, 2024	$139,681
New Capital Raised	21,838
Distributions and Other	(8,860)
Redemptions	(220)
Change in Value	3,300
September 30, 2025	$155,739
FPAUM of our Real Assets business line was $155.7 billion at September 30, 2025, an increase of $16.0 billion, compared to $139.7 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) the increase in value of the assets managed by KJRM primarily due to the impact of the currency appreciation of the Japanese yen, and (iii) appreciation in investment value from the Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from one of our infrastructure co-investments and Global Infrastructure Investors III.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December 31, 2024 to September 30, 2025:

($ in millions)
December 31, 2024	$252,684
New Capital Raised	45,240
Distributions and Other	(19,664)
Redemptions	(4,809)
Change in Value	6,126
September 30, 2025	$279,577
FPAUM of our Credit and Liquid Strategies business line was $279.6 billion at September 30, 2025, an increase of $26.9 billion compared to $252.7 billion at December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and deployment at various private credit and leveraged credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.

Uncalled Commitments
Private Equity
As of September 30, 2025, our Private Equity business line had $54.5 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $54.9 billion as of December 31, 2024. The decrease was primarily attributable (i) the release of capital commitments related to one of our strategic investor partnerships and (ii) capital called from fund investors to make investments during the period, largely offset by new capital commitments from fund investors.
Real Assets
As of September 30, 2025, our Real Assets business line had $38.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $33.3 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of September 30, 2025, our Credit and Liquid Strategies business line had $33.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $21.4 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the nine months ended September 30, 2025, $15.2 billion of capital was invested by our Private Equity business line, as compared to $9.8 billion for the nine months ended September 30, 2024. The increase was driven primarily by a $3.9 billion increase in capital invested in our core private equity strategy and a $1.4 billion increase in capital invested in our traditional private equity strategy. During the nine months ended September 30, 2025, 47% of capital deployed in private equity was in transactions in North America, 29% was in Europe, and 24% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the nine months ended September 30, 2025, $19.2 billion of capital was invested by our Real Assets business line, as compared to $21.5 billion for the nine months ended September 30, 2024. The decrease was driven primarily by a $5.5 billion decrease in capital invested in our real estate strategy, partially offset by a $2.9 billion increase in capital invested in our infrastructure strategy. During the nine months ended September 30, 2025, 51% of capital deployed in real assets was in transactions in North America, 28% was in Europe, and 21% was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the nine months ended September 30, 2025, $28.4 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $29.6 billion for the nine months ended September 30, 2024. The decrease was driven primarily by a lower level of capital deployed across our private credit strategies, most notably asset-based finance. During the nine months ended September 30, 2025, 84% of capital deployed was in transactions in North America, 14% was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Net Investment Income	$5,352,893	$4,660,765	$692,128
Net Cost of Insurance	(3,823,676)	(3,240,834)	(582,842)
General, Administrative and Other	(687,860)	(655,358)	(32,502)
Insurance Operating Earnings	$841,357	$764,573	$76,784
Net Investment Income
Net investment income increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, and (ii) higher average portfolio yields.
Net Cost of Insurance
Net cost of insurance increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
Net cost of insurance for the nine months ended September 30, 2025, primarily reflects a $41.0 million favorable impact from annual assumption review changes recognized during the third quarter (as discussed above under —Consolidated Results of Operations (GAAP Basis)—Net Policy Benefits and Claims) due to (i) higher expected yield assumptions for certain interest-sensitive life products, and (ii) favorable expected surrender and persistency assumption changes for certain variable annuity and life insurance products offset in part by (i) higher mortality rate assumptions for certain life insurance products, and (ii) higher surrender rate assumptions for certain assumed annuity products.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) an increase in cash compensation expenses, and (ii) higher interest expense primarily reflecting higher levels of borrowing.
Insurance Operating Earnings
Insurance operating earnings increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in net investment income due to an increase in average assets under management and higher portfolio yields, and the favorable impact of assumption review, partially offset by an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Dividends, Net	$118,270	$68,400	$49,870
Strategic Holdings Operating Earnings	118,270	68,400	49,870
Net Realized Investment Income	69,861	87,693	(17,832)
Strategic Holdings Segment Earnings	$188,131	$156,093	$32,038
Dividends, Net
For the nine months ended September 30, 2025, dividends, net were comprised of dividend income from 1-800 Contacts, April S.A., Atlantic Aviation FBO Inc. and ERM Worldwide Group Limited (services sector). For the nine months ended September 30, 2024, dividends, net were comprised of dividend income from 1-800 Contacts Inc., Exact Holdings B.V., Viridor Limited, FiberCop S.p.A., Arnott's Biscuits Limited and Atlantic Aviation FBO Inc. For the nine months ended September 30, 2025, the management fee was $27.1 million and for the nine months ended September 30, 2024, the management fee was $23.9 million.
Net Realized Investment Income
For the nine months ended September 30, 2025, net realized investment income was comprised of realized gains from the sale of CyrusOne Inc. and Refresco Group B.V. For the nine months ended September 30, 2024 net realized investment income was comprised of a realized gain from the sale of FiberCop S.p.A. Realized investment income earned in our Strategic Holdings segment is reduced by a contractual performance fee charged by our Asset Management segment. For the nine months ended September 30, 2025, the performance fee was $12.3 million and for the nine months ended September 30, 2024, the performance fee was $15.5 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the nine months ended September 30, 2025, was higher compared to the prior period primarily due to a higher level of dividends from companies owned by KKR through our participation in the core private equity strategy, partially offset by a lower level of net realized investment income.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	($ in thousands)
Fee Related Earnings	$2,742,293	$2,424,811	$317,482
Insurance Operating Earnings	841,357	764,573	76,784
Strategic Holdings Operating Earnings	118,270	68,400	49,870
Total Operating Earnings	3,701,920	3,257,784	444,136

Net Realized Performance Income	429,968	302,763	127,205
Net Realized Investment Income	389,793	448,813	(59,020)
Total Investing Earnings	819,761	751,576	68,185

Total Segment Earnings	4,521,681	4,009,360	512,321
Interest Expense, Net and Other	(287,866)	(242,783)	(45,083)
Income Taxes on Adjusted Earnings	(862,875)	(749,460)	(113,415)
Adjusted Net Income	$3,370,940	$3,017,117	$353,823

Total Operating Earnings
The increase in total operating earnings for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of fee related earnings and insurance operating earnings, and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of net realized performance income, partially offset by a lower level of net realized investment income. For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the nine months ended September 30, 2025 compared to the prior period was primarily due to an increase in total operating earnings and, to a lesser extent, total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings and interest expense, net and other.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the nine months ended September 30, 2025 compared to the prior period was primarily due to a higher level of total segment earnings.
For the nine months ended September 30, 2025 and 2024, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $92.2 million and $90.9 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% for both the nine months ended September 30, 2025 and 2024.

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
Our investments in the Asset Management segment by asset class as of September 30, 2025 are as follows:

	As of September 30, 2025
	($ in thousands)
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments

Traditional Private Equity	$1,337,428	$3,269,285	36.5%
Growth Equity	205,213	904,940	10.1%
Private Equity Total	1,542,641	4,174,225	46.6%

Real Estate	1,420,529	1,236,427	13.8%
Energy	561,950	550,411	6.2%
Infrastructure	213,530	477,063	5.3%
Real Assets Total	2,196,009	2,263,901	25.3%

Leveraged Credit	1,133,026	1,100,270	12.3%
Alternative Credit	467,659	584,015	6.5%
Credit Total	1,600,685	1,684,285	18.8%

Other	859,920	826,878	9.3%

Total Asset Management Segment Investments	$6,199,255	$8,949,289	100.0%

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

Global Atlantic's Investment Portfolio
As of September 30, 2025, 93%, and 88% of Global Atlantic's available-for-sale ("AFS") fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2024, 95%, and 88% of Global Atlantic's AFS fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by a NRSRO was not available are considered investment grade if they have a NAIC designation of “1” or “2.” The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of September 30, 2025, were Corporate securities, residential mortgage-backed securities ("RMBS"), and CMBS, comprising 29%, 7%, and 4% of Global Atlantic's investment portfolio, respectively. Within these categories, 91%, 99%, and 94% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 91%, 84%, and 61% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of September 30, 2025. The three largest asset categories in Global Atlantic's AFS fixed maturity security portfolio as of December 31, 2024, were Corporate, RMBS, and CMBS securities, comprising 25%, 6%, and 5% of Global Atlantic's investment portfolio, respectively. Within these categories, 94%, 96%, and 90% of Global Atlantic's Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NAIC ratings, and 94%, 74%, and 59% of its Corporate, RMBS, and CMBS securities, respectively, were investment grade according to NRSRO ratings as of December 31, 2024. NRSRO and NAIC ratings have different methodologies. Global Atlantic believes the NAIC ratings methodology, which considers the likelihood of recovery of amortized cost as opposed to the recovery of all contractual payments including the principal at par, as the more appropriate way to view the ratings quality of its AFS fixed maturity portfolio since a large portion of its holdings were purchased at a significant discount to par value. The portion of Global Atlantic's investment portfolio consisting of floating rate assets was 28% and 25% as of September 30, 2025 and December 31, 2024, respectively.
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by NAIC designation as of both September 30, 2025 and December 31, 2024.
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
Consistent with the NAIC Process and Procedures Manual, a NRSRO rating was assigned based on the following criteria: (1) the equivalent S&P rating where the security is rated by one NRSRO; (2) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (3) the equivalent S&P rating of the second lowest NRSRO if the security is rated by three or more NRSROs. If the lowest two NRSROs’ ratings are equal, then such rating will be the assigned rating. NRSROs’ ratings available for the periods presented were S&P, Fitch, Moody’s, DBRS, Inc., and Kroll Bond Rating Agency, Inc. If no rating is available from a rating agency, then an internally developed rating is used.
Substantially all of the AFS fixed maturity securities portfolio, 93% and 95% as of September 30, 2025 and December 31, 2024, respectively, was invested in investment grade assets with a NAIC rating of 1 or 2.
The portion of the AFS fixed maturity securities portfolio that was considered below investment grade by NAIC designation was 7% and 5% as of September 30, 2025, and December 31, 2024, respectively. Pursuant to Global Atlantic's investment guidelines, Global Atlantic actively monitors the percentage of its portfolio that is held in investments rated NAIC 3 or lower and must obtain an additional approval from Global Atlantic's management investment committee before making a significant investment in an asset rated NAIC 3 or lower.

Corporate Fixed Maturity Securities
Global Atlantic maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. As of September 30, 2025 and December 31, 2024, 60% and 55% of the AFS fixed maturity securities portfolio was invested in corporate fixed maturity securities, respectively. As of September 30, 2025 and December 31, 2024, approximately 6% and 5% of the portfolio is denominated in foreign currency, respectively.
As of September 30, 2025 and December 31, 2024, 91% and 94% of the total fair value of corporate fixed maturity securities is rated NAIC investment grade, respectively, and 91% and 94% is rated NRSROs investment grade, respectively.
Residential Mortgage-Backed Securities
As of September 30, 2025 and December 31, 2024, 14% and 13% of the AFS fixed maturity securities portfolio was invested in RMBS, respectively. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, Global Atlantic would expect prepayments of principal on the underlying loans to accelerate with decreases in market interest rates and diminish with increases in market interest rates.
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
As of September 30, 2025 and December 31, 2024, 91% and 84% of RMBS securities that are below investment grade as rated by the NRSRO, carry an NAIC 1 ("highest quality") designation, respectively.
As of September 30, 2025, Alt-A, Agency, Option ARM, Prime and Sub-prime represent 36%, 34%, 10%, 8% and 5% of the total RMBS portfolio ($12.3 billion), respectively. As of December 31, 2024, Alt-A, Agency, Option ARM, Sub-prime, and Re-Performing represent 44%, 20%, 15%, 8%, and 6% of the total RMBS portfolio ($10.3 billion), respectively.
Unrealized Gains and Losses for AFS Fixed Maturity Securities
Global Atlantic's investments in AFS fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of September 30, 2025 and December 31, 2024, Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $333.5 million and $584.3 million based on NRSRO ratings, and $163.0 million and $245.6 million based on NAIC ratings, respectively. As of September 30, 2025, unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of September 30, 2025 and December 31, 2024, 28% and 31% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
Global Atlantic invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For Global Atlantic’s commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both September 30, 2025 and December 31, 2024. Office and retail properties represent approximately 19% and 20% of the portfolio as of September 30, 2025 and December 31, 2024, respectively.
Global Atlantic's commercial mortgage loans are assigned NAIC designations, with designations “CM1” and “CM2” considered to be investment grade. As of September 30, 2025 and December 31, 2024, 92% and 91% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 99% of the commercial mortgage loan portfolio is current as of both September 30, 2025 and December 31, 2024.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of both September 30, 2025 and December 31, 2024, approximately 90% of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of September 30, 2025 and December 31, 2024, 2% and 1% have loan-to-value ratio over 90%, respectively.
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
As of September 30, 2025, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately $199.5 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2024, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $275.1 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 63% as of both September 30, 2025 and December 31, 2024.
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
Global Atlantic’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of September 30, 2025, 98% of the consumer loan portfolio is in current status and approximately $29.3 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $32.2 billion as of September 30, 2025, which included cash and short-term investments of $7.6 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. From January 1, 2025 through September 30, 2025, the Asset Management segment transferred $1.1 billion of investments to the Insurance segment for which no gain or loss was recognized.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in thousands)
Net Income (Loss) - KKR Common Stockholders (GAAP)	$859,927	$600,550	$1,146,390	$1,950,690
Preferred Stock Dividends	40,430	—	78,166	—
Net Income (Loss) Attributable to Noncontrolling Interests	939,465	834,118	2,654,228	1,571,064
Income Tax Expense (Benefit)	359,739	209,896	620,612	696,066
Income (Loss) Before Tax (GAAP)	$2,199,561	$1,644,564	$4,499,396	$4,217,820
Impact of Consolidation and Other	(928,301)	(830,426)	(2,825,266)	(1,173,720)
Preferred Stock Dividends	(40,430)	—	(78,166)	—
Income Taxes on Adjusted Earnings	(325,158)	(294,850)	(862,875)	(749,460)
Asset Management Adjustments:
Unrealized (Gains) Losses	(76,839)	89,805	560,252	(385,448)
Unrealized Carried Interest	235,801	(850,638)	(1,001,818)	(1,987,597)
Unrealized Carried Interest Compensation	(188,642)	644,881	801,297	1,555,336
Transaction-related and Non-operating Items(1)	47,409	90,716	68,725	153,699
Equity-based Compensation	63,287	66,549	205,314	206,861
Equity-based Compensation - Performance based	88,437	83,026	259,548	246,644
Amortization of Acquired Intangibles	715	—	715	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(57,019)	(226,319)	(442,731)	(644,285)
Insurance Adjustments:
(Gains) Losses from Investments	166,098	692,422	1,815,122	1,251,953
Non-Operating Changes in Policy Liabilities and Derivatives	34,377	12,589	261,466	192,917
Transaction-Related and Non-Operating Items(1)	21,120	19,679	23,314	19,679
Equity-Based Compensation	28,487	35,093	72,550	99,482
Amortization of Acquired Intangibles	4,699	4,412	14,097	13,236
Adjusted Net Income	$1,273,602	$1,181,503	$3,370,940	$3,017,117
Interest Expense, Net	56,692	80,709	184,221	230,617
Preferred Stock Dividends	40,430	—	91,643	—
Net Income Attributable to Noncontrolling Interests	5,667	7,392	12,002	12,166
Income Taxes on Adjusted Earnings	325,158	294,850	862,875	749,460
Total Segment Earnings	$1,701,549	$1,564,454	$4,521,681	$4,009,360
Net Realized Performance Income	(232,665)	(101,926)	(429,968)	(302,763)
Net Realized Investment Income	(73,632)	(216,507)	(389,793)	(448,813)
Total Operating Earnings	$1,395,252	$1,246,021	$3,701,920	$3,257,784
Total Investing Earnings	306,297	318,433	819,761	751,576
Depreciation and Amortization	19,589	13,013	47,033	38,065
Adjusted EBITDA	$1,721,138	$1,577,467	$4,568,714	$4,047,425
(1)For the three months ended September 30, 2025, Transaction-related and Other Non-operating items includes (i) $44 million related to transaction-related costs and other corporate actions, and (ii) $24 million of costs associated with certain integration, restructuring, and other non-operating expenses across our Asset Management and Insurance businesses.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
September 30, 2025
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$27,205,798
Impact of Consolidation and Other	470,931
Exchangeable Securities	319,653
Accumulated Other Comprehensive Income (Loss) (AOCI) and Other (Insurance)	4,242,357
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	(70,372)
KKR Book Value(1)	$32,168,367

Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
September 30, 2025
($ in thousands)
Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$13,561,041
Impact of Consolidation and Other	(6,215,911)
Short-term Investments	232,494
Cash and Short-term Investments	$7,577,624

Investments - Asset Management and Strategic Holdings

As of
September 30, 2025
($ in thousands)
Investments - Asset Management and Strategic Holdings (GAAP)	$118,617,813
Impact of Consolidation and Other	(109,436,030)
Short-term Investments	(232,494)
Investments - Asset Management Segment	$8,949,289
(1)Book Value is a non-GAAP performance measure, which provides additional insight into the net assets of KKR presented on a basis that (i) excludes the net assets that are allocated to investors in KKR’s investment funds and other noncontrolling interest holders, (ii) includes the net assets that are attributable to certain securities exchangeable into shares of common stock of KKR & Co. Inc., (iii) includes the net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and (iv) includes the net impact of certain other assets and liabilities, including the net impact of KKR's tax assets and liabilities as calculated under GAAP. Book Value excludes the dilutive impact of the conversion of any of KKR & Co. Inc.’s Series D Mandatory Convertible Preferred Stock. If all outstanding shares of the Series D Mandatory Convertible Preferred Stock were converted into KKR & Co. Inc. common stock as of September 30, 2025, our Book Value would have increased by $2.5 billion and our common stock outstanding would have increased by 18.2 million shares.

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

As of September 30, 2025, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (a) return of capital equal to the netting hole for those investments where fair value is below cost or (b) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. As of September 30, 2025, netting holes in excess of $50 million existed at North America Fund XI and Health Care Strategic Growth Fund II in the amounts of $550 million and $53 million, respectively. The remaining unrealized gains in each of these funds as of September 30, 2025 is in excess of these netting holes. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.
If the investment fund has distributed carried interest but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Current and former employees who received distributions of carried interest subject to clawback would be required to return the amount of such distributions to KKR. However, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of September 30, 2025, approximately $514 million of previously distributed carried interest, in aggregate, was subject to a clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their fair value as of September 30, 2025. The Asian Fund II clawback obligation as of the date of this report comprises $346 million of this amount and is expected to be realized in the fourth quarter of 2025. On a net basis, after giving effect to carried interest distributions already recouped from current and former employees, we expect the Asian Fund II clawback obligation to reduce fourth quarter 2025 net realized performance income by $210 million. The remaining clawback obligation of $168 million relates to clawback obligations of carry-paying investment funds other than Asian Fund II. As of September 30, 2025, Asian Fund II is the only investment fund subject to a clawback obligation in excess of $50 million that has not already reduced net realized performance income. As of September 30, 2025, $103 million of the $168 million has already reduced gross realized performance income in prior periods. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Asset Management—Private Equity” for further information on clawback obligations.
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

As of September 30, 2025, KKR had unfunded commitments consisting of $10.4 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $2.7 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of September 30, 2025, these capital markets commitments amounted to $0.5 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of September 30, 2025 have been reduced to reflect the amount expected to be funded by such third parties. As of September 30, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings Units completed prior to such date. As of September 30, 2025, an undiscounted payable of $355.5 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings Units that took place prior to the termination of the tax receivable agreement. As of September 30, 2025, $129.4 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.185 per share of our common stock has been declared and will be paid on December 2, 2025 to holders of record of our common stock as of the close of business on November 17, 2025.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on December 1, 2025 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on November 15, 2025.
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

Since 2015, KKR has repurchased, or retired equity awards representing, a total of 94.2 million shares of common stock for $2.8 billion, which equates to an average price of $29.36 per share. For further information, see "Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds."
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

Level III
Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The valuation of our Level III investments at September 30, 2025 represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
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
Across the total Level III private equity investment portfolio (including core private equity investments) held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III private equity investments (including core private equity investments) were 41%, 53%, and 6%, respectively, as of September 30, 2025.
Across the total Level III real assets investment portfolio held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, the direct income capitalization valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III real assets investments were 4%, 92%, 2%, and 2%, respectively, as of September 30, 2025.

Level III Valuation Process
The valuation process involved for Level III measurements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations annually for all Level III private equity and real asset investments and quarterly for investments other than certain investments, which have values less than preset value thresholds and which in the aggregate comprise less than 1% of the total value of KKR's Level III private equity and real asset investments. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is generally engaged by KKR to assist with the valuations of most investments classified as Level III. The valuation firm either provides a value, provides a valuation range from which KKR's investment professionals select a point in the range to determine the valuation, or performs certain procedures in order to assess the reasonableness of KKR's valuations. After reflecting any input from the independent valuation firm, the valuation proposals are submitted for review and approval by KKR's valuation committees. As of September 30, 2025, less than 5% of the total value of our Level III credit investments were not valued with the engagement of an independent valuation firm.
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
Level III investments held by Global Atlantic are valued using either pricing services, broker-dealers, third-party asset managers, or internal models. Global Atlantic's valuation committee performs a quantitative and qualitative analysis over all pricing sources used to verify that it represents a reasonable estimate of fair value. As of September 30, 2025, less than 5% of the total value of Global Atlantic's Level III investments were not valued with the engagement of an independent valuation firm. Once Level III valuations are approved by the Global Atlantic Valuation Committee, these valuations are presented to the Global Valuation Committee, and then a presentation of such valuations is provided to the Audit Committee of the Board of Directors of KKR & Co. Inc. and then to the Board of Directors.
As of September 30, 2025, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments.

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
As of September 30, 2025, there were no investments (including in our Strategic Holdings segment) which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP basis and our asset management segment assets can be impacted by volatility in the public markets. See "Risk Factors" in our Annual Report and "—Business Environment" for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and "—Segment Balance Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
Investment Income (Loss) - Net Gains (Losses) from Investment Activities
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
Global Atlantic’s reserves are estimated based on models that include many actuarial assumptions and projections. These assumptions and projections, which are inherently uncertain, involve significant judgment, including assumptions as to the levels and/or timing of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, longevity, and persistency.
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

For a majority of Global Atlantic’s in-force policies, including its interest-sensitive life policies and most annuity contracts, the base policy reserve is equal to the account value. For these products, the account value represents Global Atlantic’s obligation to repay to the policyholder the amounts held with Global Atlantic on deposit. However, there are several significant blocks of business where policy reserves, in addition to the account value, are explicitly calculated, including variable annuities, fixed-indexed annuities, interest-sensitive life products (including those with secondary guarantees), and preneed policies.
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

As of September 30, 2025, the net market risk liability balance totaled $1.3 billion. As of September 30, 2025, the liability balances for market risk benefits were $1.1 billion for fixed-indexed annuities and $186.0 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2025
	Fixed-Indexed Annuity	Other
($ in thousands)
Balance	$1,099,621	$186,009
Hypothetical Change:
+50 bps Interest Rates	(148,822)	(38,217)
-50 bps Interest Rates	165,705	42,221
+50 bps Instrument-specific Credit Risk	(149,402)	(19,764)
-50 bps Instrument-specific Credit Risk	165,615	21,565
+10% Equity Market Prices	(63,278)	(41,550)
-10% Equity Market Prices	49,326	46,733
95% of Expected Mortality	60,505	4,309
105% of Expected Mortality	(56,872)	(3,743)
90% of Expected Surrenders	30,398	1,644
110% of Expected Surrenders	(28,939)	(1,611)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $268.4 million as of September 30, 2025. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of September 30, 2025, variable annuities accounted for using the fair value option totaled $268.4 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of September 30, 2025
Variable Annuities
($ in thousands)
Balance	$268,382
Hypothetical Change:
+50 bps Interest Rates	(17,950)
-50 bps Interest Rates	19,428
+50 bps Instrument-specific Credit Risk	(11,060)
-50 bps Instrument-specific Credit Risk	11,454
+10% Equity Market Prices	(13,347)
-10% Equity Market Prices	15,973
95% of Expected Mortality	(4,817)
105% of Expected Mortality	4,602
90% of Expected Surrenders	337
110% of Expected Surrenders	(349)
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
As of September 30, 2025, the liability for future policy benefits totaled $13.1 billion, net of reinsurance, split between $11.4 billion associated with payout annuity products, and $1.8 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2025
	Payout Annuities	Other
($ in thousands)
Balance	$11,376,604	$1,757,865
Hypothetical Change:
+50 bps Interest Rates	(195,969)	(394,067)
-50 bps Interest Rates	210,176	424,057
+50 bps Credit Spreads	(161,885)	(278,606)
-50 bps Credit Spreads	167,673	289,816
95% of Expected Mortality(1)	74,871	38,438
105% of Expected Mortality(1)	(71,139)	(36,578)
90% of Expected Surrenders/Lapses	—	(10,116)
110% of Expected Surrenders/Lapses	—	9,152
Note: Hypothetical changes to the liability for future policy benefits balance do not reflect the impact of related hedges.
(1)Includes decrements for terminations of disability insurance.
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
As of September 30, 2025, the additional liability balance of primarily interest-sensitive life totaled $6.1 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of September 30, 2025
Interest-Sensitive Life
($ in thousands)
Balance	$6,100,256
Hypothetical Change:
+50 bps Interest Rates	1,700
-50 bps Interest Rates	(1,700)
+10% Equity Market Prices	(1,700)
-10% Equity Market Prices	900
1% Lower Annual Equity Growth	6,700
95% of Expected Mortality	(48,800)
105% of Expected Mortality	48,300
90% of Expected Surrenders	21,700
110% of Expected Surrenders	(21,300)
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
As of September 30, 2025, the embedded derivative liability balance totaled $7.1 billion for fixed-indexed annuities, and $481.5 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2025
	Fixed-Indexed Annuities	Interest Sensitive Life
($ in thousands)
Balance	$7,093,583	$481,506
Hypothetical Change:
+50 bps Interest Rates	(116,460)	(4,600)
-50 bps Interest Rates	122,216	4,800
+50 bps Credit Spreads	(145,273)	(4,600)
-50 bps Credit Spreads	150,668	4,800
+10% Equity Market Prices	682,076	32,500
-10% Equity Market Prices	(726,000)	(72,100)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

As of September 30, 2025, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.2 billion net asset ($87.3 million in funds withheld receivables at interest, and $(2.1) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2025
	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
($ in thousands)
Balance	$87,275	$(2,144,755)
Hypothetical Change:
+50 bps Interest Rates	(5,908)	(1,303,951)
-50 bps Interest Rates	9,564	1,382,798
+50 bps Investment Credit Spreads	(32,335)	(1,355,144)
-50 bps Investment Credit Spreads	32,335	1,443,990
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except for the item disclosed below, there was no material change to our market risks during the three months ended September 30, 2025. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, for a discussion of current risks, uncertainties, and other market and economic conditions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."
Insurance Segment Market Risks
Sensitivities
Interest rate risk
Effect of interest rate sensitivity
In the table below, we estimate the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of September 30, 2025, and December 31, 2024, to Global Atlantic's AOCI.

	September 30, 2025		December 31, 2024
	Hypothetical change		Hypothetical change
	+50 Basis points	-50 Basis points	+50 Basis points	-50 Basis points
($ in thousands)
Total estimated AOCI sensitivity (point in time)	$(1,397,098)	$1,485,152	$(1,142,278)	$1,225,303
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
The effect of interest rate sensitivity on AOCI increased from December 31, 2024, primarily as a result of the overall increase in market value of the available-for-sale fixed maturity security portfolio due to a decrease in market interest rates and positive net inflows into Global Atlantic’s available-for-sale fixed maturity securities portfolio.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Three Months Ended September 30, 2025
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of October 31, 2025, there is approximately $440 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the three months ended September 30, 2025, no shares of common stock were repurchased, and 8,333 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2025 to July 31, 2025)	—	$—	—	$458,664
Month #2 (August 1, 2025 to August 31, 2025)	—	$—	—	$457,697
Month #3 (September 1, 2025 to September 30, 2025)	—	$—	—	$457,482
Total through September 30, 2025	—		—	$457,482

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

Unregistered Sales of Equity in the Three Months Ended September 30, 2025
On July 30, 2025, and September 29, 2025, in connection with our acquisition of a majority ownership stake in HealthCare Royalty Management, LLC, a biopharma royalty acquisition company, we issued an aggregate of 0.4 million restricted holdings units through KKR Holdings III (“Holdings III Units”) as partial consideration for the transaction. Holdings III Units may be exchanged for shares of KKR common stock on a one-for-one basis, subject to applicable vesting and certain other conditions. The Holdings III Units were issued pursuant to Section 4(a)(2) of the Securities Act, exempting issuances by an issuer not involving a public offering.

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
4.1
Second Supplemental Indenture dated as of August 7, 2025 among the Issuer, the 2035 Notes Guarantor and the 2035 Notes Trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 7, 2025).

4.2	Form of 5.100% Senior Note due 2035 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 7, 2025).
22.1	Subsidiary Guarantor and Subsidiary Issuer of Guaranteed Securities.
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

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 7, 2025